Form 10-K
period 1993-12-31
LEGGETT & PLATT INC
filed 1994-03-29
CIK 58492

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                           1934 [FEE REQUIRED]

                               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                                   OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                      ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from ___________________ to ___________________

                         Commission File Number 1-7845

                         LEGGETT & PLATT, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                   MISSOURI                                       44-0324630
       (State or other jurisdiction of                         (I.R.S. employer
        incorporation or organization)                       identification no.)
             NO. 1--LEGGETT ROAD                                    64836
              CARTHAGE, MISSOURI
   (Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (417) 358-8131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ---------------------------------------------------------  ---------------------------------------------------------
                      Common Stock,                                         New York Stock Exchange
                     $.01 par value                                         Pacific Stock Exchange
             Preferred Stock Purchase Rights                                New York Stock Exchange
                                                                            Pacific Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,582,608,398.

    There were 40,733,066 shares of the Registrant's common stock outstanding as of February 25, 1994.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1994, are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    GENERAL DEVELOPMENT OF BUSINESS. The Company was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the manufacture and sale of steel coil bedsprings. Products produced and sold for the furnishings industry constitute the largest portion of the Company's business. These include primarily components used by companies making furniture and bedding for homes, offices and institutions. Also in the furnishings area, the Company produces and sells some finished furniture and carpet cushioning materials. In addition, a group of diversified products is produced and sold. The Company believes it is the largest producer of a diverse range of furniture and bedding components in the United States. The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

    The Company completed several acquisitions during 1993, primarily businesses engaged in manufacturing components for the furnishings industry and raw materials used by the Company in the manufacture of its products.

    In September 1993 the Company acquired Hanes Holding Company ("Hanes"), headquartered in Winston-Salem, North Carolina. Hanes is a converter and distributor of woven and nonwoven construction fabrics, primarily in the furnishings industry. Hanes also is a commission dye/finisher of nonfashion fabrics for the furnishings and apparel industries. Immediately following the Company's acquisition of Hanes, the Company (through Hanes) completed the acquisition of VWR Textiles & Supplies, Inc., which converts and distributes woven and nonwoven construction fabrics and manufactures other soft goods components for sale to manufacturers of furniture and bedding.

    Also, in September 1993 the Company acquired full ownership of several wire drawing mills which had been previously jointly owned.

    For further information concerning acquisitions reference is made to Note B of the Notes to Consolidated Financial Statements.

    PRODUCTS AND MARKET. The Company is engaged primarily in the manufacture and distribution of components used by companies that manufacture furniture and bedding for homes, offices and institutions. Manufacturers of finished furniture and bedding use many component parts which can be standardized and more efficiently produced in volumes beyond the individual needs of most such manufacturers. It is this market for component parts which the Company serves through its furniture and bedding component product lines.

    The Company's components customers manufacture bedding (mattresses and boxsprings), upholstered furniture and other finished products for sale to wholesalers, retailers, institutions and others. Historically, the furnishings industry has been highly fragmented and included many relatively small companies, widely dispersed geographically. Although there has been a trend toward consolidation in the furnishings industry, the industry as a whole remains fragmented to a substantial degree.

    The Company's component products are sold and distributed primarily through the Company's sales personnel.

    In addition to components, the Company manufactures and sells finished products for the furnishings industry. These finished products include sleep-related finished furniture and carpet cushioning materials. Some of the finished furniture products are sold to bedding and furniture manufacturers which resell the finished furniture under their own labels to wholesalers or retailers. Certain finished furniture such as bed frames, fashion beds, daybeds and other select items are also sold by the Company directly to retailers. The Company's carpet cushioning materials are sold primarily to floor covering distributors with some direct contract sales.

    The following list is representative of the principal products produced by the Company in the furnishings industry:

BEDDING COMPONENTS
Lectro-LOK-R-, Web-LOK-TM-, LOK-Fast-TM-,
 Flex-Deck-TM-, and Semiflex-TM- boxspring components
Edge and corner stabilizer spring supports
Foam and fiber cushioning materials
Gribetz computerized single needle (Class V) and multi-needle chain stitch (Class I-IV) quilting machinery, material handling systems, panel cutters, tape edge and border serging machines
Hanes construction fabrics
Mira-Coil-R-, Super-Lastic-R-,
 Lura-Flex-TM-, Hinge Flex-TM-, and
 Ever-Flex-TM- innerspring assemblies for mattresses
Mounted and crated boxsprings and foundation
 units
Nova-Bond-R- and other insulator pads for
 mattresses and boxsprings
Perm-A-Lator-R-, Plasteel-R-,
 Posturizer-TM-, Flexnet-TM- and other
 mattress insulators
Spring and basic wire
Synthetic, wool, cotton, and silk cushioning
 materials
Wood frames and dimension lumber for
 boxspring frames
FINISHED PRODUCTS
Bed frames
Bunk beds made of wood and steel
Daybeds made of brass and wood
Electric beds
Genuine Brass, Lustre Brass-R- and other
 metal fashion beds and headboards
Pedestal bed bases
DURAPLUSH-TM-, Permaloom-R- and other carpet
 cushioning materials
Rollaway beds
Trundle beds
Wood headboards
FURNITURE COMPONENTS
Chair controls, casters and other components
 for office furniture
ClassicTouch-TM- and Modular Wallhugger-R-
 mechanisms for motion upholstered groups
Coil-Flex-TM- and ModuCoil-R- spring
 assemblies for upholstered furniture
Components for office panel systems
Die cast aluminum, fabricated steel, and injection molded plastic bases for office furniture and dinettes
Flex-Cord-R- paper covered wire
Hanes construction fabrics
Mechanisms for adjustable height work tables
MPI/No-Sag-R- and other foam cushioning
No-Sag-R- seating systems and clips
Metal bed rails for bedroom suites
Molded plastic recliner handles and other
 plastic furniture components
No-Sag-R- rocker springs
Perm-A-Lator-R- wire seating insulators
Perma-eze-R- seat and back springs
PETCO weltcord and furniture edgings
Ring-Flex-R- polyethylene foam edgings
 SOFA PLUS-TM-, MAX-R-, and Classic-TM-
 Series sofa sleeper mechanisms
Spring wire
Swivel, rocker and glider components for
 motion furniture
Synthetic fiber, densified fiber batting,
 seat pads and other cushioning materials
System Seating-TM-, Seat Pleaser-R- and
 other furniture coils and accessories
Tackit-TM- tackstrips
Wallhugger-R- and Concept-TM- mechanisms for
 reclining chairs
Webline-TM- seating systems
Welded steel tubing

    Outside the furnishings industry, the Company produces and sells for home, industrial and commercial uses a diversified line of components and other products made principally from steel, steel wire, aluminum, plastics, textile fibers and woven and nonwoven fabrics. The Company's diversified products require manufacturing technologies similar to those used in making furniture and bedding components and certain raw materials which the Company produces for its own use.

    The following list is representative of the Company's principal diversified products:

DIVERSIFIED PRODUCTS
Aluminum die cast custom products and
 aluminum ingot
Cyclo-Index-R- motion controls for
 manufacturing equipment
Flex-O-Lators-R- and No-Sag-R- automotive
 seat suspension systems
Gribetz single needle quilters, multi-needle
 chain stitch quilters, and panel cutters
Hanes industrial and apparel fabrics
Industrial wire
Injection molded plastic products
Mechanical springs
Metal and wire shelving for utility vehicles
 and consumer products
Point-of-purchase display racks
Sound insulation materials
Specialty foam products
Textile fiber wiping cloths and other
 products
Welded steel tubing

    The table below sets out further information concerning sales of each class of the Company's products:

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                           SUMMARY OF SALES 1993-1988

                                          1993          1992          1991          1990          1989         1988
                                      ------------  ------------  ------------  ------------  ------------  -----------
                                                                (DOLLAR AMOUNTS IN MILLIONS)
AMOUNT
  Furnishings Products
    Bedding Components..............  $    471.1    $    409.8    $    364.9    $    358.4    $    323.4    $   257.3
    Furniture Components............       405.4         345.5         326.9         357.6         332.7        256.5
    Finished Products...............       271.3         258.8         250.9         244.4         198.7        152.3
                                      ------------  ------------  ------------  ------------  ------------  -----------
Total Furnishings Products..........     1,147.8       1,014.1         942.7         960.4         854.8        666.1
  Diversified Products..............       378.9         300.9         278.7         270.9         262.6        193.2
                                      ------------  ------------  ------------  ------------  ------------  -----------
      Net Sales.....................  $  1,526.7    $  1,315.0    $  1,221.4    $  1,231.3    $  1,117.4    $   859.3
                                      ------------  ------------  ------------  ------------  ------------  -----------
                                      ------------  ------------  ------------  ------------  ------------  -----------
PERCENT OF TOTAL
  Furnishings Products
    Bedding Components..............        30.9%         31.1%         29.9%         29.1%         28.9%        29.9%
    Furniture Components............        26.5          26.3          26.8          29.0          29.8         29.9
    Finished Products...............        17.8          19.7          20.5          19.9          17.8         17.7
                                      ------------  ------------  ------------  ------------  ------------  -----------
Total Furnishings Products..........        75.2          77.1          77.2          78.0          76.5         77.5
  Diversified Products..............        24.8          22.9          22.8          22.0          23.5         22.5
                                      ------------  ------------  ------------  ------------  ------------  -----------
      Net Sales.....................       100.0%        100.0%        100.0%        100.0%        100.0%       100.0%
                                      ------------  ------------  ------------  ------------  ------------  -----------
                                      ------------  ------------  ------------  ------------  ------------  -----------

- ------------------------
Previously reported amounts have been restated to reflect pooling of interests acquisitions.

    Reference is also made to Note I of the Notes to Consolidated Financial Statements for further segment information.

    The Company's international division is involved primarily in the sale of machinery and equipment designed to manufacture the Company's Mira-Coil-R- (Continuous Coil) innersprings and certain other spring products and the licensing of patents owned and presently maintained by the Company in a number of foreign countries. The Company also sells quilting machines and similar equipment and certain other component products in some foreign countries. Foreign sales are a minor portion of the Company's business.

    CUSTOMERS. The Company has several thousand customers, most of which are engaged in manufacturing finished bedding and furniture products. None of the Company's customers account for as much as 10% of sales and, in management's opinion, the loss of any single customer would not have a material adverse effect on the Company's business as a whole.

    SOURCES OF RAW MATERIALS. Steel rod (from which steel wire is drawn) and coil steel are the Company's most important raw materials. Other raw materials used by the Company include aluminum ingot, aluminum scrap, angle steel, sheet steel, various woods, textile scrap, foam chemicals, foam scrap, woven and nonwoven fabrics and plastic.

    Substantially all of the Company's requirements for steel wire, an important component in many of the Company's products, are supplied by Company-owned wire drawing mills. A substantial portion of the steel rod used by these wire drawing mills is purchased pursuant to a rod supply agreement with a major steel rod producer. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, slit coil steel, welded steel tubing, textile fibers, dimension lumber and aluminum ingot.

    Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

    PATENTS: RESEARCH AND DEVELOPMENT. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. The Company's more significant trademarks include those listed with the Company's principal products.

    The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at several of its other facilities. The Company is unable to precisely calculate the cost of research and development since the personnel involved in product and machinery development also spend portions of their time in other areas. However, the Company believes that the cost of research and development approximated $5 million in each of the last three years.

    EMPLOYEES.     The  Company  has  approximately  13,000  employees  of  whom approximately 10,000 are engaged in production. Approximately 40% of the Company's production employees are represented by labor unions.

    The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 1993. Management is not aware of any circumstance which is likely to result in a material work stoppage related to the negotiations of any contracts expiring during 1994.

    COMPETITION. The markets for components and other products the Company produces are highly competitive in all aspects. There are numerous companies offering products which compete with those products offered by the Company. The Company believes it is the largest supplier in the United States of a diverse range of furniture and bedding components to the furnishings industry.

    GOVERNMENT REGULATION. The Company's various operations are subject to federal, state, and local laws and regulations related to the protection of the environment, worker safety, and other matters. Environmental regulations include those relating to air and water emissions, underground storage tanks, waste handling, and the like. While the Company cannot forecast policies that may be adopted by various regulatory agencies, management believes that compliance with these various laws and regulations will not have a material adverse effect on the consolidated financial condition or results of operations of the Company. From time to time, the Company is involved in proceedings, or takes remedial or other actions, relating to environmental matters. In one instance, the United States Environmental Protection Agency ("EPA") has directed one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary appealed the EPA's action. On February 4, 1994, the EPA Environmental Appeals Board remanded the matter to the EPA for further proceedings. One-half of any costs associated with any such investigation or corrective action would be reimbursed to the Company under a contractual obligation of a former joint owner of the subsidiary. The outcome of this matter cannot be reasonably predicted. Accordingly, no provision for the cost of performing any required investigation and corrective action has been recorded on the books of the Company. Management believes the cost to perform any investigation and corrective action, if eventually required, will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 2.  PROPERTIES

    The Company owns or leases approximately 150 facilities throughout the United States and Canada. Its corporate headquarters is located in Carthage, Missouri. The Company's most important physical properties are its owned or leased manufacturing plants. Such plants include five wire drawing mills in Missouri, Florida, Kentucky, Indiana and Massachusetts; welded steel tubing mills in Mississippi and Tennessee; and an aluminum smelting plant in Alabama. All of these mills manufacture some products which are either transferred to and used by the Company's other manufacturing plants, or are sold to others. Other major manufacturing plants are located in Alabama, Arkansas, California, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Wisconsin, and Canada. In addition, the Company owns or leases a large number of other facilities located in approximately 30 states utilized mainly for assembly, warehousing and distribution of Company products.

    Most of the Company's major manufacturing plants are owned by the Company or are held under operating leases. Leases expire at various dates through 2010. For additional information regarding lease obligations, reference is made to Note E of the Notes to Consolidated Financial Statements.

    The Company's machinery, equipment and buildings are maintained in good condition and are suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in numerous ordinary, routine workers' compensation, product liability, vehicle accident, employment termination, and other claims and legal proceedings, the resolution of which Management believes will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

    The Company is presently party to a small number of proceedings in which a governmental authority is a party and which involve provisions enacted regulating the discharge of materials into the environment. These proceedings deal primarily with waste disposal site remediation. Management believes that potential monetary sanctions, if imposed in any or all of these proceedings, or any capital expenditures or operating expenses attributable to these proceedings, will not have a material adverse effect on the consolidated financial condition or results of operations of the Company. The EPA has alleged that two of the Company's facilities in Grafton, Wisconsin violated wastewater pretreatment requirements under the Clean Water Act. No action is pending. The EPA has not requested any specific relief, but has indicated it intends to bring an action. Management believes the cost to resolve this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
       RELATED SHAREHOLDER MATTERS

    Leggett & Platt's common stock is listed on The New York and Pacific Stock Exchanges with the trading symbol LEG. The table below highlights quarterly and annual stock market information for the last two years.

                                                        PRICE RANGE
                                                    --------------------    VOLUME OF     DIVIDEND
                                                      HIGH        LOW     SHARES TRADED   DECLARED
                                                    ---------  ---------  -------------  -----------
1993:
  Fourth Quarter..................................  $  50.000  $  40.500     3,338,100    $     .14
  Third Quarter...................................     46.750     37.000     4,463,200          .14
  Second Quarter..................................     39.125     32.875     3,073,400          .13
  First Quarter...................................     39.625     34.125     3,897,300          .13
  For the Year....................................     50.000     32.875    14,772,000          .54
1992:
  Fourth Quarter..................................  $  34.250  $  23.375     5,063,100    $     .12
  Third Quarter...................................     25.250     21.875     3,427,600          .12
  Second Quarter..................................     26.063     21.250     8,665,400          .11
  First Quarter...................................     23.500     19.125     5,492,400          .11
  For the Year....................................     34.250     19.125    22,648,500          .46

Price and volume data reflect composite transactions and closing prices as reported daily by The Wall Street Journal adjusted, as appropriate, for a 2-for-1 stock split on June 15, 1992.

    At February 25, 1994 the Company had approximately 6,969 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                                                         1993        1992        1991        1990        1989
                                                      ----------  ----------  ----------  ----------  ----------
                                                         (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
  Net sales.........................................  $  1,526.7  $  1,315.0  $  1,221.4  $  1,231.3  $  1,117.4
  Earnings from continuing operations...............        85.9        65.4        40.0        30.2        48.9
  Earnings per share................................        2.09        1.64        1.08         .82        1.34
  Cash dividends declared per share.................         .54         .46         .43         .42         .37
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
SUMMARY OF FINANCIAL POSITION
  Total assets......................................  $    901.9  $    772.0  $    746.7  $    768.8  $    662.6
  Long-term debt....................................       165.8       147.9       232.7       269.4       205.0
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
      Results of operations for 1990 reflect a restructuring charge of $20.3 pre-tax and $14.3 after tax, or $.39 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's previously issued financial statements have been restated to reflect pooling of interests acquisitions. Therefore, the following discussion and analysis reflects the Company's capital resources and liquidity and results of operations as restated for these acquisitions.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's financial position reflects several important principles and guidelines of management's capital policy. These include management's belief that corporate liquidity must always be adequate to support the Company's projected internal growth rate. At the same time, liquidity must assure management that the Company will be able to withstand any amount of financial adversity that can reasonably be anticipated. Management also intends to direct capital to strategic acquisitions and other investments that provide additional opportunities for expansion and enhanced profitability.

    Financial planning to meet these needs reflects management's belief that the Company should never be forced to expand its capital resources, whether debt or equity, at a time not of its choosing. Management also believes that financial flexibility is more important than maximization of earnings through excessive leverage.

    The Company's primary source of capital to meet these objectives is from internally generated funds. Operating activities provided $349.1 million in cash during the last three years. An additional $3.5 million in cash was generated from the issuance of the Company's common stock. Cash dividends paid on the stock were $57.2 million and repurchases of stock for the Company's treasury totaled $3.2 million during the three year period.

    Management continuously provides for available credit in excess of the Company's worst-case projections. Policy guidelines provide that long-term debt, composed of two "layers", will normally be maintained in a range of 30% to 40% of total capitalization. Obligations having scheduled maturities are the base "layer" of debt capital. At the end of 1993, these obligations totaled $122.3 million, consisting primarily of privately placed institutional loans and tax-exempt industrial development bonds. At the end of 1992, debt with scheduled maturities totaled $112.5 million, which was down from $135.4 million a year earlier.

    Near the end of the third quarter of 1993, the Company issued $50 million in unsecured privately placed debt under a medium-term note program. These notes were issued with average lives of approximately nine years and fixed interest rates averaging 5.8%. Debt of a company acquired in a September pooling of interests transaction was repaid with the majority of the proceeds from these notes. In 1992, the Company also issued approximately $26 million of medium-term notes near the beginning of the fourth quarter. These notes were issued with average lives of approximately five years and fixed interest rates averaging 6.15%. Proceeds from the notes issued in 1992 were used to repay debt outstanding under the Company's revolving bank credit agreements.

    Standard & Poor's and Moody's, the nations two leading debt rating agencies, both increased their ratings of the Company's senior debt in July 1992. Standard & Poor's increased its rating to A- from BBB+, and Moody's increased its rating to A3 from Baa1. In March 1992, substantially all of the $40 million of 6 1/2% convertible subordinated debentures, which had been outstanding at the end of 1991, were converted into 2.1 million shares of the Company's common stock. The resulting increase in shareholders' equity enhanced the Company's flexibility in capital management and increased yearly after-tax cash flow by approximately $.7 million.

    The Company's second "layer" of debt capital consists of revolving credit agreements with six banks. Over the years, management has renegotiated these bank credit agreements to keep pace with the Company's projected growth and to maintain a highly flexible source of debt capital. When utilized, the credit under these agreements is a long-term obligation. At the same time, however, the credit is available for short-term borrowings and repayments. In 1993, there was $43.5 million in revolving debt outstanding at the end of the year, up from $35.4 million in 1992. At the end of 1991, $97.3 million in revolving debt was outstanding. The 1993 increase in revolving debt reflected a portion of funds borrowed to finance cash acquisitions in the third quarter. In the fourth quarter of 1993 and prior to recent acquisitions, revolving bank debt was reduced with internally generated funds. Additional details of long-term debt outstanding, including scheduled maturities and the revolving credit, are discussed in Note D of the Notes to Consolidated Financial Statements.

    Net capital investments to modernize and expand manufacturing capacity internally totaled $109.0 million in the last three years. During this period, acquisitions accounted for by the purchase method of accounting involved a net cash investment of $93.3 million, plus an assumption of $5.7 million in long-term debt of the acquired businesses. In addition, the Company issued 1.8 million shares of common stock in three acquisitions accounted for as poolings of interests during this period.

    The largest acquisitions were completed during the third quarter of 1993. On September 1, the Company acquired Hanes Holding Company for 1.6 million shares of common stock, in a pooling of interests, and purchased VWR Textiles &
Supplies, Inc. (through Hanes) for $26 million in cash. The Company also purchased full ownership of several wire drawing mills, which previously had been jointly owned. This transaction involved $33 million, plus the assumption of $3.6 million in long-term debt. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements.

    The following table shows, in millions, the Company's capitalization at the end of the three most recent years. It also shows the amount of additional capital available through the revolving bank credit agreements and the Company's commercial paper program. The amount of cash and cash equivalents is also shown.

                                                                    1993       1992       1991
                                                                  ---------  ---------  ---------
Long-term debt outstanding:
  Scheduled maturities..........................................  $   122.3  $   112.5  $   135.4
  Revolving credit..............................................       43.5       35.4       97.3
                                                                  ---------  ---------  ---------
    Total long-term debt........................................      165.8      147.9      232.7
Shareholders' equity............................................      515.6      441.6      346.3
Unused committed credit.........................................      116.5      139.6       77.7
Cash and cash equivalents.......................................         .4        5.2       12.6

    The Company has the additional availability of short-term uncommitted credit from several banks. However, there was no short-term debt outstanding at the end of any of the last three years. The Company has substantial capital resources to support additional capital investments at or above recent levels.

    Working capital increased $32.5 million in the last three years. To gain additional flexibility in capital management and to improve the rate of return on shareholders' equity, the Company continuously seeks efficient use of working capital. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories.

                                                                         1993        1992        1991
                                                                      ----------  ----------  ----------
Working capital turnover (excluding cash and cash equivalents)......        6.1x        5.8x        5.4x
Trade receivables turnover..........................................        8.3         8.3         8.2
Inventory turnover..................................................        5.7         5.4         5.0

    Future commitments under lease obligations are described in Note E and contingent obligations in connection with environmental matters are discussed in Note J of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general trends in the economy and the furnishings industry. The Company's growth strategy continues to include both internal programs and acquisitions, which broaden product lines and provide for increased market penetration and operating efficiencies. With a continuing emphasis on the development of new and improved products and advancements in production technology, the Company is able to consistently offer high quality products, competitively priced.

    Trends in the general economy were favorable during the last two years. Economic growth increased in the fourth quarter of 1993, following more modest growth during most of the year. Consumer confidence also improved near the end of the year, and final demand for durable goods, including furniture and bedding, generally remained stronger than the demand for non-durable goods. Consumers reacted favorably to lower long-term interest rates and increased availability of credit. In 1992, a post-election recovery in consumer confidence quickly led to increased consumer spending and accelerated growth in the economy. However, compared with previous first year recoveries from recessionary lows, economic improvement was modest during most of 1992. During 1991, the economy began to recover from recessionary lows early in the year, when the war in the Middle East ended and consumer confidence temporarily improved. Consumer confidence soon turned back down and the pace of overall business remained depressed at the end of 1991.

    Demand in the furnishings industry followed a pattern similar to the general economy during the last three years. Annual growth in retail sales and manufacturers' shipments of bedding and furniture was somewhat stronger in 1993 than in 1992. Increased consumer spending near the end of the last two years helped offset some of the seasonal slowdown in demand for bedding, furniture and other furnishings the industry normally experiences. In 1991, industry sales and shipments reached recessionary lows in the first quarter, and recovered slowly during the remainder of the year.

    Management is anticipating further modest growth in the economy and the markets the Company serves in 1994. Severe winter weather and the California earthquake have impacted overall business activity at the beginning of the year, in several parts of the country. However, these are temporary adversities. Management is cautious in its outlook for business generally, primarily because of concerns about higher income tax rates, proposals for governmental health care programs, and inflationary trends.

    Inflation in the United States generally remained modest during the last three years. However, the Company experienced renewed inflation in prices for raw materials, principally steel and wire, throughout 1993. Modest price increases were implemented on some Company products during the second and third quarters of 1993 to help offset earlier cost increases and the renewed inflation in prices for raw materials. However, some of this inflation has not yet been reflected in the Company's selling prices. Therefore, the Company is continuing to experience cost/price pressures in affected product lines. In 1992, the Company was able to refrain from raising prices, as previously weaker economic conditions had reduced inflation for most raw materials. During 1991, the Company implemented modest price increases on some products in the second quarter. Prices for urethane foam products were raised more than others, in response to the 1990 acceleration in prices for petrochemicals.

    The Company's consolidated net sales in 1991 were modestly reduced after the mid-year divestiture of certain urethane foam operations. At the same time, the Company's profitability improved through the partial elimination of the operating losses these operations experienced in 1990. The operating results of the Company's restructured Fashion Bed Group, which manufactures sleep-related finished furniture, also began to improve near the end of 1992. In 1993, the Company's overall profitability reflected improved efficiencies in the remaining foam operations. The Fashion Bed Group also attained improved efficiencies in 1993, but continues to perform below management's expectations.

    The Company's consolidated net sales in 1993 increased 16% over the prior year. Excluding acquisitions accounted for as purchases, sales increased 10%, reflecting higher unit volumes and modestly higher prices on some products. In 1992, consolidated net sales increased 8% over 1991, due almost entirely to higher unit volumes. Sales, excluding purchase acquisitions and divestitures, also increased 8% in 1992.

    The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.

                                                                       1993         1992         1991
                                                                    -----------  -----------  -----------
Gross profit margin...............................................       22.9%        22.8%        21.4%
Pre-tax profit margin.............................................        9.2          8.1          5.4
Net profit margin.................................................        5.6          5.0          3.3
Effective income tax rate.........................................       39.1         38.5         39.4
Interest coverage ratio...........................................       14.8x         8.9x         4.3x

    The Company's profit margins, like sales, continued to improve since 1991. In 1993, the gross profit margin was substantially unchanged from 1992. Operating efficiencies resulting from increased sales and production, cost cutting, and constant attention to cost containment were largely offset by inflation in prices for some key raw materials. Reflecting this inflation, LIFO expense reduced the gross profit margin by 0.2% in 1993. This experience was in contrast to the previous two years, when LIFO income slightly increased gross profit margins. The replacement cost of the LIFO inventory is discussed in Note A of the Notes to Consolidated Financial Statements.

    The 1993 pre-tax profit margin increased to 9.2% of sales. This improvement primarily reflected a 0.7% reduction in selling, distribution and administrative expenses, as a percentage of sales. Increased efficiencies and reduced bad debt expense contributed to the improvement in operating expense ratios. These factors and a slight increase in other income more than offset one time charges related to recent acquisitions and the Company's implementation of new accounting statements issued by the Financial Accounting Standards Board. The new accounting statements are mentioned separately at the end of this discussion, and in Note A of the Notes to Consolidated Financial Statements.

    Interest expense, as a percentage of sales, was reduced 0.4% in 1993 and further improved the pre-tax profit margin. Reduced debt outstanding (before recent acquisitions) and lower interest rates were reflected in this improvement.

    The effective income tax rate was 39.1% in 1993, up from 38.5% in 1992. In the third quarter of 1993, corporate federal income tax rates were increased from 34% to 35%, retroactive to January 1, 1993. Additional details of income taxes for the last three years are discussed in Note H of the Notes to Consolidated Financial Statements.

    In 1992, the gross profit margin increased to 22.8% of sales. This 1.4% increase over 1991 primarily reflected an improvement in operating efficiencies and earlier cost cutting at many locations.

    The 1992 pre-tax profit margin increased to 8.1% of sales. In addition to the improvement in the gross profit margin, the pre-tax margin benefitted from a 0.7% reduction in selling, distribution and administrative expenses, as a percentage of sales. Improved operating efficiencies and reduced bad debt expense were reflected in the lower 1992 operating expense ratios.

    Interest expense, as a percentage of sales, was reduced 0.6% in 1992 and further improved the pre-tax profit margin. Reduced debt outstanding and lower interest rates both contributed to this improvement, which was partially offset by an increase in other deductions, net of other income. The 1992 earnings contribution from associated (50% owned) companies was down modestly from 1991.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ADOPTED

    The Company adopted three accounting statements in 1993 issued by the Financial Accounting Standards Board. The new statements included Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" SFAS No. 109, "Accounting for Income Taxes;" and SFAS No. 112, "Employers' Accounting for Postemployment

Benefits." The Company fully expensed any previously unrecorded liabilities related to these accounting statements in 1993. The Company's financial statements, contrary to those of many other companies, have not been impacted in any significant way by the implementation of the new accounting rules. All new accounting statements issued by the Financial Accounting Standards Board that could impact the Company were fully implemented by the end of 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and supplementary data included in this Report begin on page 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Reference is made to the sections entitled "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 11, 1994, said section being incorporated by reference, for a description of the directors of the Company.

    The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are elected annually by the Board of Directors at the first meeting of directors following the Annual Meeting of Shareholders.

    The description of the executive officers of the Company is as follows:

NAME                             AGE                                         POSITION
- ---------------------------      ---      -------------------------------------------------------------------------------
Harry M. Cornell, Jr.                65   Chairman of the Board and Chief Executive Officer
Felix E. Wright                      58   President, Chief Operating Officer and Director
Roger D. Gladden                     48   Senior Vice President and President -- Commercial Products Group
Michael A. Glauber                   51   Senior Vice President, Finance and Administration (Principal Financial  Officer
                                          and Principal Accounting Officer)
David S. Haffner                     41   Senior  Vice  President and  President --  Furniture and  Automotive Components
                                          Group
Robert A. Jefferies, Jr.             52   Senior  Vice  President,  Mergers,  Acquisitions  and  Strategic  Planning  and
                                          Director
Duane W. Potter                      62   Senior Vice President and President -- Bedding Components Group
Thomas D. Sherman                    49   Vice President, General Counsel and Secretary

    Subject to the employment agreements and severance benefit agreements listed as Exhibits to this Report, officers serve at the pleasure of the Board of Directors.

    Harry M. Cornell, Jr. has served as the Company's Chief Executive Officer, Chairman of the Board and Chairman of the Board's Executive Committee for more than the last five years.

    Felix E. Wright was elected President in 1985 and has served as Chief Operating Officer since 1979.

    Roger D. Gladden was elected Senior Vice President in 1992. Mr. Gladden has been President -- Commercial Products Group since 1984 and previously served as Vice President -- Administration.

    Michael   A.  Glauber  was  elected   Senior  Vice  President,  Finance  and
Administration in 1990. Mr. Glauber was elected Vice President -- Finance in 1979 and Vice President -- Finance and Treasurer in 1980.

    David S. Haffner was elected Senior Vice President and President -- Furniture and Automotive Components Group in 1992. Mr. Haffner was appointed President -- Furniture Components Group in 1985 and was elected Vice President of the Company in 1985.

    Robert A. Jefferies, Jr. was elected Senior Vice President, Mergers, Acquisitions and Strategic Planning in 1990. Mr. Jefferies formerly served as Vice President and the Senior Vice President, General Counsel and Secretary of the Company from 1977 through 1992.

    Duane W. Potter was elected Vice President in 1978 and Senior Vice President in 1983. Mr. Potter has been President -- Bedding Components Group since 1985.

    Thomas D. Sherman, prior to joining the Company on January 1, 1993, served as Vice President, General Counsel and Secretary to Coca-Cola Enterprises Inc. and engaged in the private practice of law.

ITEM 11.  EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 11, 1994, is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 11, 1994, is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 11, 1994 is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    1.  FINANCIAL STATEMENTS

    The Financial Statements listed below are included in this Report:

    - Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1993

    - Consolidated Balance Sheets at December 31, 1993 and 1992

    - Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1993

    - Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1993

    - Notes to Consolidated Financial Statements

    - Report of Independent Accountants

    2.  FINANCIAL STATEMENT SCHEDULES

    Reports of Independent Accountants on Financial Statement Schedules

    Schedules (at December 31, 1993 and 1992, and for each of the years in the three year period ended December 31, 1993)

V                 --  Property, Plant and Equipment
VI                --  Accumulated Depreciation, Depletion and Amortization of Property, Plant
                      and Equipment
VIII              --  Valuation and Qualifying Accounts and Reserves
X                 --  Supplementary Income Statement Information

    All   other  information  schedules  have   been  omitted  as  the  required
information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

    3.  EXHIBITS -- See Exhibit Index.

    4.  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1993: None.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
Quarterly Summary of Earnings..............................................................................         15
Consolidated Statements of Earnings........................................................................         16
Consolidated Balance Sheets................................................................................         17
Consolidated Statements of Changes in Shareholders' Equity.................................................         18
Consolidated Statements of Cash Flows......................................................................         19
Notes to Consolidated Financial Statements.................................................................         20
Report of Independent Accountants..........................................................................         29

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                         QUARTERLY SUMMARY OF EARNINGS

                                                                                     QUARTER
                                                              ------------------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                              ---------  ---------  ---------  ---------  ----------
                                                                                   (UNAUDITED)
                                                               (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Year ended December 31, 1993
  Net sales.................................................  $   363.0  $   371.7  $   395.4  $   396.6  $  1,526.7
  Gross profit..............................................       82.5       85.4       91.1       90.0       349.0
  Earnings before income taxes..............................       32.1       34.4       37.1       37.4       141.0
  Net earnings..............................................       19.6       21.0       22.3       23.0        85.9
                                                              ---------  ---------  ---------  ---------  ----------
                                                              ---------  ---------  ---------  ---------  ----------
  Earnings per share........................................  $     .48  $     .51  $     .54  $     .56  $     2.09
                                                              ---------  ---------  ---------  ---------  ----------
                                                              ---------  ---------  ---------  ---------  ----------
Year ended December 31, 1992
  Net sales.................................................  $   320.5  $   320.1  $   340.6  $   333.8  $  1,315.0
  Gross profit..............................................       72.3       73.1       78.3       76.2       299.9
  Earnings before income taxes..............................       23.5       24.8       30.6       27.5       106.4
  Net earnings..............................................       14.5       15.6       18.8       16.5        65.4
                                                              ---------  ---------  ---------  ---------  ----------
                                                              ---------  ---------  ---------  ---------  ----------
  Earnings per share........................................  $     .37  $     .39  $     .47  $     .41  $     1.64
                                                              ---------  ---------  ---------  ---------  ----------
                                                              ---------  ---------  ---------  ---------  ----------

- ------------------------
Previously reported amounts have been restated to reflect pooling of interests acquisitions.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                             YEAR ENDED DECEMBER 31

                                                                         1993        1992        1991
                                                                      ----------  ----------  ----------
                                                                         (DOLLAR AMOUNTS IN MILLIONS,
                                                                            EXCEPT PER SHARE DATA)
Net sales...........................................................  $  1,526.7  $  1,315.0  $  1,221.4
Cost of goods sold..................................................     1,177.7     1,015.1       959.7
                                                                      ----------  ----------  ----------
  Gross profit......................................................       349.0       299.9       261.7
Selling, distribution and administrative expenses...................       192.4       175.2       171.2
Interest expense....................................................        10.2        13.5        19.9
Other (income) and deductions, net..................................         5.4         4.8         4.6
                                                                      ----------  ----------  ----------
  Earnings before income taxes......................................       141.0       106.4        66.0
Income taxes........................................................        55.1        41.0        26.0
                                                                      ----------  ----------  ----------
  Net Earnings......................................................  $     85.9  $     65.4  $     40.0
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------
  Earnings Per Share................................................  $     2.09  $     1.64  $     1.08
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31
                                     ASSETS

                                                                                                    1993       1992
                                                                                                  ---------  ---------
                                                                                                   (DOLLAR AMOUNTS IN
                                                                                                       MILLIONS)
Current Assets
  Cash and cash equivalents.....................................................................  $      .4  $     5.2
  Trade receivables, less allowance of $7.2 in 1993 and $7.1 in 1992............................      194.6      161.2
  Other receivables.............................................................................       10.1       10.6
  Inventories
    Finished goods..............................................................................      113.3      104.1
    Work in process.............................................................................       23.8       22.4
    Raw materials...............................................................................       82.2       64.7
    LIFO reserve................................................................................      (10.2)      (7.4)
                                                                                                  ---------  ---------
      Total inventories.........................................................................      209.1      183.8
  Other current assets..........................................................................       21.4       17.6
                                                                                                  ---------  ---------
      Total current assets......................................................................      435.6      378.4
Property, Plant and Equipment -- at cost
  Machinery and equipment.......................................................................      346.5      280.4
  Buildings, leasehold improvements and other...................................................      204.9      179.8
  Land..........................................................................................       19.8       17.8
                                                                                                  ---------  ---------
                                                                                                      571.2      478.0
  Less accumulated depreciation and amortization................................................      258.1      218.3
                                                                                                  ---------  ---------
      Net property, plant and equipment.........................................................      313.1      259.7
Other Assets
  Excess cost of purchased companies over net assets acquired, less accumulated amortization of
   $11.4 in 1993 and $9.2 in 1992...............................................................       93.0       78.1
  Other intangibles, less accumulated amortization of $11.3 in 1993 and $12.9 in 1992...........       25.7       11.1
  Sundry........................................................................................       34.5       44.7
                                                                                                  ---------  ---------
      Total other assets........................................................................      153.2      133.9
                                                                                                  ---------  ---------
TOTAL ASSETS....................................................................................  $   901.9  $   772.0
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt..........................................................  $     1.4  $     9.5
  Accounts payable..............................................................................       74.1       49.9
  Income taxes..................................................................................        1.6        4.3
  Accrued expenses..............................................................................       65.3       53.4
  Other current liabilities.....................................................................       23.8       23.9
                                                                                                  ---------  ---------
      Total current liabilities.................................................................      166.2      141.0
Long-Term Debt..................................................................................      165.8      147.9
Other Liabilities...............................................................................       11.1        8.2
Deferred Income Taxes...........................................................................       43.2       33.3
Shareholders' Equity
  Capital stock
    Preferred stock -- authorized, 100,000,000 shares; none issued..............................
    Common stock -- authorized, 300,000,000 shares of $.01 par value at December 31, 1993 and
     100,000,000 shares of $1.00 par value at December 31, 1992; issued 40,325,961 and
     39,949,647 shares in 1993 and 1992, respectively...........................................         .4       39.9
  Additional contributed capital................................................................      117.3       70.6
  Retained earnings.............................................................................      401.0      336.2
  Cumulative translation adjustment.............................................................       (2.8)       (.8)
  Less treasury stock -- at cost (7,578 and 136,196 shares in 1993 and 1992, respectively)......        (.3)      (4.3)
                                                                                                  ---------  ---------
    Total shareholders' equity..................................................................      515.6      441.6
                                                                                                  ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................................  $   901.9  $   772.0
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            ADDITIONAL                 CUMULATIVE       TREASURY STOCK
                                                 COMMON     CONTRIBUTED   RETAINED     TRANSLATION   ---------------------
                                                  STOCK       CAPITAL     EARNINGS     ADJUSTMENT      COST       SHARES
                                               -----------  -----------  -----------  -------------  ---------  ----------
                                                           (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Balances -- January 1, 1991..................   $    19.4    $    40.5    $   262.7     $      .6    $    (6.8)    279,305
Treasury stock sold..........................                       .3                                     5.1    (207,126)
Treasury stock purchased.....................                                                              (.6)     18,518
Tax benefit related to stock options.........                       .1
Translation adjustment.......................                                                  .2
Net earnings for the year....................                                  40.0
Cash dividends declared ($.43 per share).....                                 (15.2)
                                               -----------  -----------  -----------        -----    ---------  ----------
Balances -- December 31, 1991................        19.4         40.9        287.5            .8         (2.3)     90,697
Common stock issued (1,629,297 shares).......         1.6         47.3
Treasury stock sold..........................                       .1                                     4.0    (149,000)
Treasury stock purchased.....................                                                             (6.0)    187,824
Tax benefit related to stock options.........                      1.2
Additional shares issued in two-for-one stock
 split effected in the form of a stock
 dividend June 15, 1992 (18,932,239
 shares).....................................        18.9        (18.9)                                              6,675
Translation adjustment.......................                                                (1.6)
Retained earnings of pooled company at date
 of acquisition..............................                                    .6
Net earnings for the year....................                                  65.4
Cash dividends declared ($.46 per share).....                                 (17.3)
                                               -----------  -----------  -----------        -----    ---------  ----------
Balances -- December 31, 1992................        39.9         70.6        336.2           (.8)        (4.3)    136,196
Common stock issued (376,314 shares).........          .2          6.2
Treasury stock sold..........................                      (.3)                                    5.6    (168,745)
Treasury stock purchased.....................                                                             (1.6)     40,127
Change in par value of
 common stock................................       (39.7)        39.7
Tax benefit related to stock options.........                      1.1
Translation adjustment.......................                                                (2.0)
Net earnings for the year....................                                  85.9
Cash dividends declared ($.54 per share).....                                 (21.1)
                                               -----------  -----------  -----------        -----    ---------  ----------
Balances -- December 31, 1993................   $      .4    $   117.3    $   401.0     $    (2.8)   $     (.3)      7,578
                                               -----------  -----------  -----------        -----    ---------  ----------
                                               -----------  -----------  -----------        -----    ---------  ----------

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1993       1992       1991
                                                                                    ---------  ---------  ---------
                                                                                     (DOLLAR AMOUNTS IN MILLIONS)
Operating Activities
  Net earnings....................................................................  $    85.9  $    65.4  $    40.0
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization.................................................       45.3       42.6       41.4
    LIFO expense (income).........................................................        2.4       (1.1)       (.1)
    Deferred income taxes.........................................................        8.6       (2.4)       3.3
    Pension income from defined benefit plans.....................................       (2.0)      (2.1)      (1.2)
    (Gain) loss on sale of operating assets.......................................        (.7)       1.5         .4
    Other.........................................................................        1.8        2.2       (1.4)
    Other changes, net of effects from purchases of companies
      (Increase) decrease in accounts receivable, net.............................       (9.2)     (24.1)      17.3
      (Increase) decrease in inventories at FIFO cost.............................       (6.8)      (7.2)      21.0
      (Increase) decrease in other current assets.................................       (2.9)        .8        2.5
      Increase (decrease) in accounts payable, accrued expenses and other current
       liabilities................................................................       23.3       24.8      (20.2)
                                                                                    ---------  ---------  ---------
      Net Cash Provided by Operating Activities...................................      145.7      100.4      103.0
Investing Activities
  Additions to property, plant and equipment......................................      (54.2)     (35.8)     (36.5)
  Proceeds from sales of property, plant and equipment............................        2.8        9.9        4.8
  Purchases of companies, net of cash acquired....................................      (78.0)      (5.8)      (9.5)
  Increase in other assets........................................................     --           (3.5)       (.5)
                                                                                    ---------  ---------  ---------
      Net Cash Used for Investing Activities......................................     (129.4)     (35.2)     (41.7)
Financing Activities
  Additions to debt...............................................................       58.1       35.9        2.3
  Payments on debt................................................................      (57.8)     (85.4)     (39.0)
  Dividends paid..................................................................      (21.1)     (21.1)     (15.0)
  Sales of common stock...........................................................        1.6        1.5         .4
  Repurchases of common stock.....................................................        (.1)      (3.1)    --
  Other...........................................................................       (1.8)       (.4)      (2.3)
                                                                                    ---------  ---------  ---------
      Net Cash Used for Financing Activities......................................      (21.1)     (72.6)     (53.6)
                                                                                    ---------  ---------  ---------
      (Decrease) Increase in Cash and Cash Equivalents............................       (4.8)      (7.4)       7.7
Cash and Cash Equivalents -- Beginning of Year....................................        5.2       12.6        4.9
                                                                                    ---------  ---------  ---------
Cash and Cash Equivalents -- End of Year..........................................  $      .4  $     5.2  $    12.6
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Supplemental Information
Interest paid.....................................................................  $    16.7  $    12.7  $    19.9
Income taxes paid.................................................................       45.3       43.6       23.8
Liabilities assumed of purchased companies........................................       21.8     --             .7
Common stock issued for conversion of debentures..................................     --           39.9     --
Long-term notes received from sales of assets.....................................     --         --           10.2
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                        DECEMBER 31, 1993, 1992 AND 1991

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its majority-owned subsidiaries (the Company). The Company's previously issued financial statements have been restated to reflect pooling of interests acquisitions as discussed in Note B. All significant intercompany transactions and accounts have been eliminated in consolidation.

    CASH  EQUIVALENTS:    Cash  equivalents  include  cash  in  excess  of daily
requirements which is invested in various financial instruments with maturities of three months or less.

    INVENTORIES: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 70% of the inventories at December 31, 1993 and 1992. The first-in, first-out (FIFO) method is used for the remainder. The FIFO cost of inventories at December 31, 1993 and 1992 approximated replacement cost.

    DEPRECIATION AND AMORTIZATION: Property, plant and equipment and other intangibles are depreciated or amortized over their estimated lives, principally by the straight-line method. Accelerated methods are used for tax purposes. The excess cost of purchased companies over net assets acquired is amortized by the straight-line method over forty years.

    COMPUTATIONS OF EARNINGS PER SHARE: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents result from the assumed issuance of shares under stock option plans.

    CONCENTRATION OF CREDIT RISK: The Company specializes in manufacturing, marketing and distributing components and other related products for the furnishings industry and diversified markets. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers, some of which are highly leveraged. The Company maintains allowances for potential credit losses and such losses generally have been within management's expectations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of the Company's financial instruments approximates market value.

    ACCOUNTING STANDARDS ADOPTED: During 1993, the Company adopted three new statements issued by the Financial Accounting Standards Board. These statements were: 1) Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" 2) SFAS No. 109, "Accounting for Income Taxes;" and 3) SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of these statements did not have a material effect on the Company's financial position or results of operations.

    RECLASSIFICATIONS:   Certain reclassifications  have been made  to the prior
years' consolidated financial statements to conform to the 1993 presentation.

B -- ACQUISITIONS
    In September 1993, the Company issued 1,579,354 shares of common stock to acquire Hanes Holding Company (Hanes) in a transaction accounted for as a pooling of interests. Options to purchase an additional 45,743 shares of common stock were also extended by the Company in substitution for previously existing options. Hanes' business consists of converting and distributing woven and nonwoven construction fabrics, primarily in the furnishings industry. In addition, Hanes is a

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B -- ACQUISITIONS (CONTINUED)
commission dye/finisher of non-fashion fabrics for the furnishings and apparel industries. In another pooling of interests transaction, the Company issued 68,788 shares of common stock to acquire a company whose business is manufacturing furniture components for the furnishings industry. Previously issued financial statements have been restated to reflect the poolings. Separate results of operations for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                                      1993        1992        1991
                                                                   ----------  ----------  ----------
Net sales:
  Leggett & Platt................................................  $  1,350.8  $  1,170.5  $  1,081.8
  Pooled Companies...............................................       175.9       144.5       139.6
                                                                   ----------  ----------  ----------
      Combined...................................................  $  1,526.7  $  1,315.0  $  1,221.4
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------
Net earnings:
  Leggett & Platt................................................  $     82.8  $     62.5  $     39.4
  Pooled Companies...............................................         3.1         2.9          .6
                                                                   ----------  ----------  ----------
      Combined...................................................  $     85.9  $     65.4  $     40.0
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

    In September 1993, the Company acquired VWR Textiles & Supplies, Inc. (through Hanes) which converts and distributes construction fabrics and manufactures and distributes other soft goods components to the furnishings industry. The purchase price of this acquisition was approximately $26.0. Also in 1993, the Company acquired full ownership of several wire drawing mills which previously had been jointly owned. This transaction involved $33.0 in cash and the assumption of approximately $3.6 of long term debt. In addition, the Company acquired several smaller companies during 1993 which primarily manufacture and distribute products to the furnishings industry. The following unaudited pro forma information shows the results of operations for the years ended December 31, 1993 and 1992 as though the 1993 acquisitions accounted for as purchases had occurred on January 1 of each year presented. These pro forma amounts reflect purchase accounting adjustments, interest on incremental borrowings and the tax effects thereof. This pro forma financial information is not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

                                                                                  1993        1992
                                                                               ----------  ----------
Net sales....................................................................  $  1,620.5  $  1,471.5
Net earnings.................................................................        88.6        69.6
Earnings per share...........................................................        2.15        1.75

    During 1992, the Company acquired the assets of one small company that primarily manufactures bedding and furniture components for the furnishings industry. The purchase price of this acquisition was approximately $5.8. Assuming this acquisition had occurred at the beginning of the year, it would not have had a material impact on net sales, net earnings or earnings per share.

    Also during 1992, the Company acquired a business accounted for as a pooling of interests. The business primarily manufactures bedding and furniture components for the furnishings industry. In exchange for all of the outstanding capital stock of the business, the Company issued 100,903 shares of its common stock. The Company elected not to restate prior year's financial statements as the effect was immaterial.

    During 1991, the Company acquired the assets of two small companies that primarily manufacture bedding and furniture components for the furnishings industry. The purchase price of these acquisitions was approximately $10.0. Assuming these acquisitions had occurred at the beginning of the year, they would not have had a material impact on net sales, net earnings or earnings per share.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B -- ACQUISITIONS (CONTINUED)
    The above acquisitions, except for the 1993 and 1992 poolings, have been accounted for as purchases, and, where applicable, the excess of the total acquisition cost over the fair value of the net assets acquired is being amortized by the straight-line method over forty years. The results of operations of these companies since the dates of acquisition have been included in the consolidated financial statements.

    The purchase prices as originally reported represent the initial amounts of cash and common stock of the Company issued at the time of the acquisitions. Some purchase agreements also contain provisions for additional payments if certain minimum earnings requirements are met. All such provisions expired during 1993. Amounts earned under the terms of the agreements are recorded as increases in the excess of the total acquisition cost over the fair value of the net assets acquired. Such additional payments were approximately $6.4 and $2.7 during 1993 and 1992, respectively.

C -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
    Accrued expenses and other current liabilities at December 31 consist of the following:

                                                                                          1993       1992
                                                                                        ---------  ---------
Accrued expenses
  Wages and commissions payable.......................................................  $    19.1  $    15.5
  Self insurance costs................................................................       22.0       16.0
  Other...............................................................................       24.2       21.9
                                                                                        ---------  ---------
                                                                                        $    65.3  $    53.4
                                                                                        ---------  ---------
                                                                                        ---------  ---------
Other current liabilities
  Outstanding checks in excess of book balances.......................................  $    13.1  $    13.9
  Other...............................................................................       10.7       10.0
                                                                                        ---------  ---------
                                                                                        $    23.8  $    23.9
                                                                                        ---------  ---------
                                                                                        ---------  ---------

D -- LONG-TERM DEBT
    Long-term debt at December 31 consists of the following:

                                                                                       1993       1992
                                                                                     ---------  ---------
Revolving credit agreements with floating interest rates ranging from 3% to 5%.....  $    43.5  $    35.4
Industrial development bonds with floating interest rates ranging from 2% to 6% and
 due dates through 2030............................................................       32.3       38.7
Industrial development bonds with fixed interest rates ranging from 7% to 8% and
 due dates through 2009............................................................        7.6         .7
Medium-term notes with fixed interest rates ranging from 5% to 6% and due dates
 through 2008......................................................................       78.5       28.5
Notes to insurance company with fixed interest rates ranging from 12% to 16%.......     --           49.1
Other, partially secured...........................................................        5.3        5.0
                                                                                     ---------  ---------
                                                                                         167.2      157.4
Less current maturities............................................................        1.4        9.5
                                                                                     ---------  ---------
                                                                                     $   165.8  $   147.9
                                                                                     ---------  ---------
                                                                                     ---------  ---------

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D -- LONG-TERM DEBT (CONTINUED)
    The revolving credit agreements provide for a maximum line of credit of $160.0. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving agreements. Any outstanding balances at the end of the third year of the revolving credit agreements may be converted into term loans payable in ten equal semi-annual installments. Commitment fees during the revolving agreement period are 3/16 of 1% per annum of the unused credit line, payable on a quarterly basis.

    The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts and restrict payments of dividends. Unrestricted retained earnings available for dividends at December 31, 1993 were approximately $137.1.

    Maturities of long-term debt for each of the five years following 1993 are:

YEAR ENDED DECEMBER 31
- -------------------------------------------------------------------------------------
1994.................................................................................  $     1.4
1995.................................................................................        6.8
1996.................................................................................       12.4
1997.................................................................................       34.7
1998.................................................................................       21.8

E -- LEASE OBLIGATIONS
    The Company conducts certain of its operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. Total rental expense entering into the determination of results of operations was approximately $17.4, $16.8 and $17.0 for the years ended December 31, 1993, 1992 and 1991, respectively. Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

YEAR ENDED DECEMBER 31
- -------------------------------------------------------------------------------------
1994.................................................................................  $     6.6
1995.................................................................................        4.3
1996.................................................................................        2.5
1997.................................................................................        1.5
1998.................................................................................         .5
Later years..........................................................................         .5
                                                                                       ---------
                                                                                       $    15.9
                                                                                       ---------
                                                                                       ---------

    The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

F -- CAPITAL STOCK
    At December 31, 1993, the Company had 1,724,973 common shares authorized for issuance under stock option plans. All options are granted at not less than quoted market value on the date of grant and generally become exercisable in varying installments, beginning 6 to 18 months after the date of grant.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F -- CAPITAL STOCK (CONTINUED)
    Other data regarding the Company's stock options is summarized below:

                                                                                         PER
                                                                                        SHARE
                                                                           SHARES       PRICE      TOTAL
                                                                         -----------  ---------  ---------
Outstanding at
  January 1, 1992......................................................      953,691  $    7-18  $    11.0
    Granted............................................................      959,377      19-23       21.8
    Exercised..........................................................     (375,848)      8-17       (4.1)
    Forfeited..........................................................       (4,800)     11-23        (.1)
                                                                         -----------  ---------  ---------
Outstanding at
  December 31, 1992....................................................    1,532,420       7-23       28.6
    Granted............................................................      170,191      33-43        6.8
    Exercised..........................................................     (254,132)      7-23       (3.1)
    Forfeited..........................................................      (29,893)     11-42        (.6)
                                                                         -----------  ---------  ---------
Outstanding at
  December 31, 1993....................................................    1,418,586  $    7-43  $    31.7
                                                                         -----------  ---------  ---------
                                                                         -----------  ---------  ---------
Exercisable at
  December 31, 1993....................................................      310,999
                                                                         -----------
                                                                         -----------

    The Company has also authorized shares for issuance in connection with certain employee stock benefit plans discussed in Note G.

    In 1989, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each share of common stock. The Rights are attached to and traded with the Company's common stock. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's common stock. Depending upon the circumstances, if the Rights become exercisable, the holder may be entitled to purchase shares of Series A junior preferred stock of the Company, shares of the Company's common stock or shares of common stock of the acquiring entity. The Rights remain in existence until February 15, 1999, unless they are exercised, exchanged or redeemed at an earlier date.

    On May 12, 1993 the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation increasing authorized Common Stock to 300,000,000 shares from 100,000,000 shares and reducing the par value of Common Stock to $.01 from $1.00. The amendment provided that the stated capital of the Company would not be affected as of the date of the amendment. Accordingly, stated capital of the Company exceeds the amount reported as common stock in the financial statements by approximately $39.0.

G -- EMPLOYEE BENEFIT PLANS
    The Company sponsors contributory and non-contributory pension and retirement plans. Substantially all employees, other than union employees covered by multiemployer plans under collective bargaining agreements, are eligible to participate in the plans. Retirement benefits under the contributory plans are based on career average earnings. Retirement benefits under the non-contributory plans are based on years of service, employees' average compensation and social security benefits. It is the Company's policy to fund actuarially determined costs as accrued.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    Information at December 31, 1993, 1992 and 1991 as to the funded status of Company sponsored defined benefit plans, net pension income from the plans for the years then ended and weighted average assumptions used in the calculations are as follows:

                                                                     1993         1992         1991
                                                                  -----------  -----------  -----------
Funded Status
  Actuarial present value of benefit obligations
    Vested benefits.............................................  $   (46.3)   $   (37.2)   $   (31.9)
    Nonvested benefits..........................................        (.6)         (.4)         (.7)
                                                                  -----------  -----------  -----------
  Accumulated benefit obligations...............................      (46.9)       (37.6)       (32.6)
  Provision for future compensation increases...................       (3.3)        (3.7)        (5.4)
                                                                  -----------  -----------  -----------
  Projected benefit obligations.................................      (50.2)       (41.3)       (38.0)
  Plan assets at fair value.....................................       78.1         65.7         58.7
                                                                  -----------  -----------  -----------
  Plan assets in excess of projected benefit obligations........       27.9         24.4         20.7
  Unrecognized net experience gain..............................       (9.6)        (7.4)        (5.2)
  Unrecognized net transition asset.............................       (4.6)        (5.3)        (5.9)
                                                                  -----------  -----------  -----------
  Prepaid pension costs included in other assets................  $    13.7    $    11.7    $     9.6
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------
Components of Pension Income (Expense)
  Service cost..................................................  $     (.9)   $     (.4)   $     (.5)
  Interest cost.................................................       (3.3)        (3.0)        (2.8)
  Actual return on plan assets..................................       12.8          6.9         13.6
  Net amortization and deferral.................................       (6.6)        (1.4)        (9.1)
                                                                  -----------  -----------  -----------
  Net pension income from defined benefit plans.................  $     2.0    $     2.1    $     1.2
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------
Weighted Average Assumptions
  Discount rate.................................................       7.25%        8.36%        8.56%
  Rate of increase in compensation levels.......................       5.14%        5.17%        5.15%
  Expected long-term rate of return on plan assets..............       8.00%        8.00%        8.37%
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------

    Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 294,000 shares of the Company's common stock at December 31, 1993.

    Contributions to union sponsored, multiemployer pension plans were $.2, $.2 and $.4 in 1993, 1992 and 1991, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 1993, the actuarially computed values of vested benefits for these plans were equal to or less than the net assets of the plans. Therefore, the Company would have no withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

    Net pension income (expense), including Company sponsored defined benefit plans, multiemployer plans and other plans, was $.7, $.8 and $(.4) in 1993, 1992 and 1991, respectively.

    The Company also has  a contributory stock  purchase/stock bonus plan  (SPSB
Plan), a non-qualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. These contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G -- EMPLOYEE BENEFIT PLANS (CONTINUED)
contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $2.5, $2.2 and $2.0 for 1993, 1992 and 1991, respectively.

    Under the DSP, eligible employees may purchase a maximum of 4,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 181,306, 237,713 and 267,212 during 1993, 1992 and 1991, respectively.
Purchase prices ranged from $12 to $43 per share. Since inception of the DSP in 1982, a total of 2,120,413 shares have been purchased by employees.

H -- INCOME TAXES
    The components of earnings before income taxes are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1993       1992       1991
                                                                            ---------  ---------  ---------
Domestic..................................................................  $   128.7  $    97.6  $    60.9
Foreign...................................................................       12.3        8.8        5.1
                                                                            ---------  ---------  ---------
                                                                            $   141.0  $   106.4  $    66.0
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    Income tax expense is comprised of the following components:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
Current
  Federal....................................................................  $    34.5  $    31.7  $    17.7
  State and local............................................................        7.4        7.7        3.1
  Foreign....................................................................        4.6        4.0        1.9
                                                                               ---------  ---------  ---------
                                                                                    46.5       43.4       22.7
Deferred
  Federal....................................................................        7.2       (1.6)       2.8
  State and local............................................................        1.4        (.4)        .4
  Foreign....................................................................     --            (.4)        .1
                                                                               ---------  ---------  ---------
                                                                                     8.6       (2.4)       3.3
                                                                               ---------  ---------  ---------
                                                                               $    55.1  $    41.0  $    26.0
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities at December 31, 1993 and 1992 are as follows:

                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                        1993       1992
                                                                                      ---------  ---------
Property, plant and equipment.......................................................  $   (31.6) $   (29.2)
Accrued expenses....................................................................       14.4        9.5
Prepaid pension cost................................................................       (5.4)      (4.6)
Intangible assets...................................................................       (7.7)    --
Other, net..........................................................................       (1.0)       1.8
                                                                                      ---------  ---------
                                                                                      $   (31.3) $   (22.5)
                                                                                      ---------  ---------
                                                                                      ---------  ---------

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H -- INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                        1993       1992
                                                                                      ---------  ---------
Other current assets................................................................  $    11.9  $    10.8
Deferred income taxes...............................................................      (43.2)     (33.3)
                                                                                      ---------  ---------
                                                                                      $   (31.3) $   (22.5)
                                                                                      ---------  ---------
                                                                                      ---------  ---------

    Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       1993         1992         1991
                                                                    -----------  -----------  -----------
Statutory federal income tax rate.................................       35.0%        34.0%        34.0%
Increases (decreases) in rate resulting from
  State taxes, net of federal benefit.............................        4.0          4.5          3.5
  Restructuring benefit...........................................      --            (1.8)       --
  Non-deductible expenses, primarily goodwill.....................         .7           .9          1.3
  Other...........................................................        (.6)          .9           .6
                                                                          ---          ---          ---
Effective tax rate................................................       39.1%        38.5%        39.4%
                                                                          ---          ---          ---
                                                                          ---          ---          ---

    Tax   benefits  of   approximately  $2.0   associated  with   the  Company's
restructuring charge were not recognized during 1990. These tax benefits became available during 1992 and were recognized accordingly.

I -- INDUSTRY SEGMENT INFORMATION
    The Company's operations principally consist of the manufacturing of components and related finished products for the furnishings industry. In addition, the Company supplies a diversified group of industries with products which are similar in manufacturing technology to its furnishings operations. Other than furnishings, no industry segment is significant.

    The Company's products are sold primarily through its own sales personnel to customers in all states of the United States. Foreign sales are a minor portion of the Company's business. No single customer accounts for as much as 10% of sales.

    Operating profit is determined by deducting from net sales the cost of goods sold and the selling, distribution, administrative and other expenses attributable to the segment operations. Corporate expenses not allocated to the segments include corporate general and administrative expenses, interest expense and certain other income and deduction items which are incidental to the Company's operations. Capital expenditures, as defined herein, include amounts relating to acquisitions as well as internal expenditures. The identifiable
assets   of   industry    segments   are   those    used   in   the    Company's

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I -- INDUSTRY SEGMENT INFORMATION (CONTINUED) operations of each segment. Corporate identifiable assets include cash, land, buildings and equipment used in conjunction with corporate activities, and sundry assets. Financial information by segment is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                 FURNISHINGS
                                                                  PRODUCTS    DIVERSIFIED   CORPORATE   CONSOLIDATED
                                                                 -----------  -----------  -----------  ------------
1993
Net sales......................................................   $ 1,147.8    $   378.9    $  --        $  1,526.7
Operating profit...............................................       126.8         36.1        (21.9)        141.0
Capital expenditures...........................................        63.3         22.0          3.0          88.3
Depreciation and amortization expense..........................        35.3          8.6          1.4          45.3
Identifiable assets............................................       684.3        177.9         39.7         901.9
1992
Net sales......................................................   $ 1,014.1    $   300.9    $  --        $  1,315.0
Operating profit...............................................       103.8         27.8        (25.2)        106.4
Capital expenditures...........................................        31.2          6.4          3.0          40.6
Depreciation and amortization expense..........................        33.5          7.4          1.7          42.6
Identifiable assets............................................       576.9        140.4         54.7         772.0
1991
Net sales......................................................   $   942.7    $   278.7    $  --        $  1,221.4
Operating profit...............................................        73.6         22.1        (29.7)         66.0
Capital expenditures...........................................        29.9          5.2          7.7          42.8
Depreciation and amortization expense..........................        31.8          8.1          1.5          41.4
Identifiable assets............................................       555.2        125.8         65.7         746.7
                                                                 -----------  -----------  -----------  ------------
                                                                 -----------  -----------  -----------  ------------

J -- CONTINGENCIES
    From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency ("EPA") has directed one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary appealed the EPA's action and the outcome cannot be reasonably predicted. Costs to perform the actions directed by the EPA, if the outcome is unfavorable, cannot be reasonably estimated. One-half of any such costs would be reimbursed to the Company under a contractual obligation of a former joint owner of the subsidiary. No provision for costs of performing investigation and corrective action, if ultimately required, have been recorded in the Company's financial statements. If any such investigation and corrective action is required, management believes the possibility of incurring unreimbursed costs, with a material adverse effect on the Company's consolidated financial condition or results of operations, is remote.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE

St. Louis, Missouri
February 17, 1994

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1994

                                          LEGGETT & PLATT, INCORPORATED

                                          By: ____/s/__HARRY M. CORNELL, JR.____
                                                    Harry M. Cornell, Jr.
                                                    CHAIRMAN OF THE BOARD
                                                 AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------
(A)  PRINCIPAL EXECUTIVE OFFICER:
               /s/HARRY M. CORNELL, JR.                     Chairman of the Board, Chief
                Harry M. Cornell, Jr.                      Executive Officer and Director          March 28, 1994
(B)  PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:
                /s/MICHAEL A. GLAUBER                     Senior Vice President, Finance &
                  Michael A. Glauber                               Administration                  March 28, 1994
(C)  DIRECTORS:
                 HERBERT C. CASTEEL*
                  Herbert C. Casteel                                  Director
                ROBERT TED ENLOE, III*
                Robert Ted Enloe, III                                 Director
                  RICHARD T. FISHER*
                  Richard T. Fisher                                   Director
                 FRANK E. FORD, JR.*
                  Frank E. Ford, Jr.                                  Director
              ROBERT A. JEFFERIES, JR.*
               Robert A. Jefferies, Jr.                               Director
                 ALEXANDER M. LEVINE*
                 Alexander M. Levine                                  Director

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------
                 JAMES C. MCCORMICK*
                  James C. McCormick                                  Director
                 RICHARD L. PEARSALL*
                 Richard L. Pearsall                                  Director
               MAURICE E. PURNELL, JR.*
               Maurice E. Purnell, Jr.                                Director
                   FELIX E. WRIGHT*
                   Felix E. Wright                                    Director
                 *By/s/ERNEST C. JETT
               Attorney-in-Fact pursuant to
                  Power of Attorney                                                                March 28, 1994
               dated as of February 9, 1994

                                 EXHIBIT INDEX

                                                                                                                  SEQUENTIAL
EXHIBIT NO.                                                    DESCRIPTION                                         PAGE NO.
- ------------             ---------------------------------------------------------------------------------------  ----------
      3.1            --  The  Restated  Articles  of  Incorporation  of  the  Company,  filed  as  Exhibit  3 to
                         Registrant's Form  10-Q  for the  quarter  ended June  30,  1987, are  incorporated  by reference.
      3.2            --  Amendment to Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to
                         Form  S-4  (Registration No.  33-66238  which was  filed  with the  the  Securities and
                         Exchange Commission on July 19, 1993), is incorporated by reference.
      3.3            --  By-Laws of the Company as amended and restated as of August 11, 1993, filed as  Exhibit
                         3.2  to Registrant's Form 10-Q for the quarter ended June 30, 1993, are incorporated by reference.
      4.1            --  Article III of Registrant's  Restated Articles of Incorporation,  filed as Exhibit  3.1 above, is incorporated by reference.
      4.2            --  Rights  Agreement dated  February 15, 1989  between Registrant and  The Chase Manhattan
                         Bank, N.A., pertaining to  preferred stock rights distributed  by Registrant, filed  as
                         Exhibit  1  to  Registrant's Form  8-A  dated  February 15,  1989,  is  incorporated by reference. Certificate dated June 19, 1992 regarding May 13, 1992 stock split, filed as
                         Exhibit 4.2  of  Registrant's Form  10-K  for the  year  ended December  31,  1992,  is incorporated by reference.
      4.2A           --  Letter Agreement dated December 18, 1991 between Registrant and Mellon Securities Trust
                         Company  ("Mellon") relating to appointment of Mellon  as Rights Agent under the Rights
                         Agreement, filed as Exhibit 4.2A to Registrant's Form 10-K for the year ended  December
                         31, 1991, is incorporated by reference.
     10.1(1)         --  Employment Agreement between the Company and Mr. Cornell dated May 9, 1979, as amended, filed  as Exhibit 10.1 to Registrant's Form 10-K  for the year ended December 31, 1989, and Amendment No. 3 to Employment Agreement dated March 15, 1993, filed as Exhibit 10.1 to Registrant's Form 10-K  for the year  ended December 31,  1992, are incorporated  by reference.
     10.2(1)         --  Employment  Agreement between the Company and Mr. Wright dated May 1, 1981, as amended, filed as Exhibit 10.2 to Registrant's Form  10-K for the year ended December 31,  1989, is incorporated by reference.
     10.3(1)         --  Employment  Agreement between  the Company  and Mr.  Jefferies dated  November 7, 1990, filed as Exhibit 10.3 to Registrant's Form  10-K for the year ended December 31,  1990, and  Amendment No. 1  to Employment Agreement  dated January 1,  1993, filed as Exhibit
                         10.3 to Registrant's Form 10-K for the  year ended December 31, 1992, are  incorporated by reference.
     10.4(1)         --  Reference  is made to  Exhibits 10(a), 10(b)  and 10(c) of  Registrant's Form 8-K dated
                         June 5, 1984 for  a copy of  the Severance Benefit Agreements  between the Company  and
                         Harry  M. Cornell,  Jr., Felix  E. Wright and  Robert A.  Jefferies, Jr., respectively, dated May 9, 1984, which are incorporated by reference.

                                                                                                                  SEQUENTIAL
EXHIBIT NO.                                                    DESCRIPTION                                         PAGE NO.
- ------------             ---------------------------------------------------------------------------------------  ----------
     10.6(1)         --  Reference is made to Exhibit C  to Registrant's definitive Proxy Statement dated  March
                         31,  1989 used in conjunction with Registrant's  Annual Meeting of Shareholders held on
                         May 10,  1989  for  a  copy  of  the Company's  1989  Flexible  Stock  Plan,  which  is incorporated by reference.
     10.7(1)         --  Summary description of the Company's Key Management Incentive Compensation Plan.
     10.8(1)         --  Reference  is made to description of  certain long-term disability arrangements between
                         Registrant and its salaried employees filed  as Exhibit 10.7 of Registrant's Form  10-K for the year ended December 31, 1991, which is incorporated by reference.
     10.9(1)         --  Reference  is made to Exhibit D to  Registrant's definitive Proxy Statement dated April
                         1, 1986 used in  conjunction with Registrant's Annual  Meeting of Shareholders held  on
                         May  7,  1986 for  a copy  of the  form  of Indemnification  Agreement approved  by the shareholders of  Registrant  and  entered  into between  Registrant  and  each  of  its directors and executive officers, which is incorporated by reference.
    10.10(1)         --  Registrant's Director Stock Option Plan, filed as Appendix A to Registrant's definitive
                         Proxy  Statement  dated March  31, 1989  used in  conjunction with  Registrant's Annual
                         Meeting of Shareholders held on  May 10, 1989, and  Amendment to Director Stock  Option
                         Plan  dated May 13, 1992, filed as Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 1992, are incorporated by reference.
    10.11(1)         --  Employment Agreement dated April 14, 1989  between Registrant and Alexander M.  Levine, filed  as Exhibit 10.10 of Registrant's Form 10-K for the year ended December 31, 1989, is incorporated by reference.
    10.12(1)         --  Reference is made  to Leggett &  Platt, Incorporated Executive  Stock Purchase  Program
                         adopted  June 6, 1989 under the Company's 1989 Flexible Stock Plan, and effective as of
                         July 1, 1989, as amended on November  13, 1991, filed as Exhibit 10.11 of  Registrant's
                         Form 10-K for the year ended December 31, 1991, which is incorporated by reference.
    10.14(1)         --  Stock Award Agreement dated July 27, 1992 between Registrant and Felix E. Wright, filed as  Exhibit 10.14 of  Registrant's Form 10-K for  the year ended  December 31, 1992, is incorporated by reference.
    10.15(1)         --  Stock Award  Agreement  dated  August  21,  1992,  between  Registrant  and  Robert  A.
                         Jefferies,  Jr., filed as  Exhibit 10.15 of  Registrant's Form 10-K  for the year ended
                         December 31, 1992, is incorporated by reference.
    10.16(1)         --  Stock Award Agreement dated  October 2, 1992, between  Registrant and Duane W.  Potter, filed  as Exhibit 10.16 of Registrant's Form 10-K for the year ended December 31, 1992, is incorporated by reference.
    10.17(1)         --  Stock Award Agreement dated December 20, 1992 between Registrant and Harry M.  Cornell,
                         Jr.,  filed as Exhibit 10.17 of Registrant's Form  10-K for the year ended December 31,
                         1992, is incorporated by reference.
    10.18(1)         --  Stock Award Agreement dated July 27, 1993 between Registrant and Felix E. Wright.

                                                                                                                  SEQUENTIAL
EXHIBIT NO.                                                    DESCRIPTION                                         PAGE NO.
- ------------             ---------------------------------------------------------------------------------------  ----------
    10.19(1)         --  Stock Award Agreement dated December 20, 1993 between Registrant and Harry M.  Cornell,
                         Jr.
    10.20(1)         --  Deferred  Compensation Plan adopted  by Registrant's Board of  Directors and offered to executives of Registrant.
       11            --  Statement of Computation of Earnings Per Common Share.
       21            --  Schedule of Subsidiaries of Registrant.
       23            --  Consent of Independent Accountants.
       24            --  Power of Attorney  executed by members  of the Company's  Board of Directors  regarding this Form 10-K and certain registration statements.

- ------------------------
(1)   Denotes management contract or compensatory plan or arrangement.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

    Our audits of the consolidated financial statements referred to in our report dated February 17, 1994, appearing on page 29 of Leggett & Platt, Incorporated's Annual Report on Form 10-K for the year ended December 31, 1993, also included an audit of the Financial Statement Schedules listed in Item 14-2 in Part IV of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

St. Louis, Missouri
February 17, 1994

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993
                             (AMOUNTS IN MILLIONS)

                                              COLUMN B                                      COLUMN E        COLUMN F
                                            ------------    COLUMN C                    -----------------  -----------
                 COLUMN A                    BALANCE AT   -------------    COLUMN D     OTHER CHANGES ADD  BALANCE AT
- ------------------------------------------  BEGINNING OF    ADDITIONS    -------------      (DEDUCT)         END OF
CLASSIFICATION                                 PERIOD        AT COST      RETIREMENTS    (A),(B),(C),(D)   PERIOD (E)
- ------------------------------------------  ------------  -------------  -------------  -----------------  -----------
Machinery and equipment...................   $    280.4     $    59.7      $     4.8        $    11.2       $   346.5
Buildings.................................        126.8          17.0            2.6              3.5           144.7
Automotive and trucks.....................         19.7           4.3            2.2           --                21.8
Office furniture and fixtures.............         22.0           4.7             .8               .1            26.0
Leasehold improvements and other..........         11.3            .9             .1               .3            12.4
Land......................................         17.8           1.7             .4               .7            19.8
                                            ------------        -----          -----            -----      -----------
                                             $    478.0     $    88.3      $    10.9        $    15.8       $   571.2
                                            ------------        -----          -----            -----      -----------
                                            ------------        -----          -----            -----      -----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A) Property no longer used in operations was transferred from Sundry Assets and subsequently retired.
(B)   Changes in account classification and transfers between accounts.
(C)   Change in the foreign currency exchange rate.
(D) Reclass of the Company's investment in the property, plant and equipment of Adcom Wire, at the date of acquisition, from Sundry Assets.
(E) Property, plant and equipment are depreciated by the straight-line method. Generally, the rates of depreciation range from 2.5% to 6.7% for buildings, 8.3% to 25% for machinery and equipment, 20% to 33.3% for automotive and trucks and 12.5% to 33.3% for office furniture and fixtures. Leasehold improvements are depreciated over the term of the lease.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992
                             (AMOUNTS IN MILLIONS)

                                            COLUMN B                                   COLUMN E       COLUMN F
                                          ------------   COLUMN C                   ---------------  -----------
                COLUMN A                   BALANCE AT   -----------    COLUMN D      OTHER CHANGES   BALANCE AT
- ----------------------------------------  BEGINNING OF   ADDITIONS   -------------   ADD (DEDUCT)      END OF
CLASSIFICATION                               PERIOD       AT COST     RETIREMENTS     (A),(B),(C)    PERIOD (D)
- ----------------------------------------  ------------  -----------  -------------  ---------------  -----------
Machinery and equipment.................   $    261.4    $    27.8     $     7.0       $    (1.8)    $    280.4
Buildings...............................        125.4          4.0           1.3            (1.3)         126.8
Automotive and trucks...................         19.9          4.4           4.6              --           19.7
Office furniture and fixtures...........         19.2          3.4            .6              --           22.0
Leasehold improvements and other........         13.4           .6            .1            (2.6)          11.3
Land....................................         16.2           .4            .3             1.5           17.8
                                          ------------       -----          -----          -----     -----------
                                          $     455.5    $    40.6    $     13.9       $    (4.2)    $    478.0
                                          ------------       -----          -----          -----     -----------
                                          ------------       -----          -----          -----     -----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A)   Property no longer used in operations was transferred to Sundry Assets.
(B)   Changes in account classification and transfers between accounts.
(C)   Change in the foreign currency exchange rate.
(D) Property, plant and equipment are depreciated by the straight-line method. Generally, the rates of depreciation range from 2.5% to 6.7% for buildings, 8.3% to 25% for machinery and equipment, 20% to 33.3% for automotive and trucks and 12.5% to 33.3% for office furniture and fixtures. Leasehold improvements are depreciated over the term of the lease.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991
                             (AMOUNTS IN MILLIONS)

                                                 COLUMN B                                      COLUMN E        COLUMN F
                                               ------------    COLUMN C                    -----------------  -----------
                  COLUMN A                      BALANCE AT   -------------    COLUMN D       OTHER CHANGES    BALANCE AT
- ---------------------------------------------  BEGINNING OF  ADDITIONS AT   -------------    ADD (DEDUCT)       END OF
CLASSIFICATION                                    PERIOD         COST        RETIREMENTS        (A),(B)       PERIOD (C)
- ---------------------------------------------  ------------  -------------  -------------  -----------------  -----------
Machinery and equipment......................   $    243.5     $    20.4      $     4.3        $     1.8       $   261.4
Buildings....................................        106.8          15.4            2.3              5.5           125.4
Automotive and trucks........................         19.5           3.4            3.3               .3            19.9
Office furniture and fixtures................         18.0           2.3             .8              (.3)           19.2
Leasehold improvements and other.............         13.5            .7             .2              (.6)           13.4
Land.........................................         15.3            .6             .6               .9            16.2
                                               ------------        -----          -----              ---      -----------
                                                $    416.6     $    42.8      $    11.5        $     7.6       $   455.5
                                               ------------        -----          -----              ---      -----------
                                               ------------        -----          -----              ---      -----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A)   Changes in account classification and transfers between accounts.
(B) Net change due to revised purchase price allocation and transfers from Sundry Assets.
(C) Property, plant and equipment are depreciated by the straight-line method. Generally, the rates of depreciation range from 2.5% to 6.7% for buildings, 8.3% to 25% for machinery and equipment, 20% to 33.3% for automotive and trucks and 12.5% to 33.3% for office furniture and fixtures. Leasehold improvements are depreciated over the term of the lease.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1993
                             (AMOUNTS IN MILLIONS)

                                                         COLUMN C
                                            COLUMN B    -----------                     COLUMN E        COLUMN F
                                          ------------   ADDITIONS                  -----------------  -----------
                COLUMN A                   BALANCE AT   CHARGED TO     COLUMN D     OTHER CHANGES ADD  BALANCE AT
- ----------------------------------------  BEGINNING OF   COSTS AND   -------------      (DEDUCT)         END OF
DESCRIPTION                                  PERIOD      EXPENSES     RETIREMENTS    (A),(B),(C),(D)     PERIOD
- ----------------------------------------  ------------  -----------  -------------  -----------------  -----------
Machinery and equipment.................   $    154.8    $    27.1     $     3.9        $     7.2       $   185.2
Buildings...............................         31.7          5.2            .4               .1            36.6
Automotive and trucks...................         11.9          3.0           1.8           --                13.1
Office furniture and fixtures...........         11.1          2.6            .7               .1            13.1
Leasehold improvements and other........          8.8          1.2            .1               .2            10.1
                                          ------------       -----           ---              ---      -----------
                                           $    218.3    $    39.1     $     6.9        $     7.6       $   258.1
                                          ------------       -----           ---              ---      -----------
                                          ------------       -----           ---              ---      -----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A) Property no longer used in operations was transferred from Sundry Assets and subsequently retired.
(B)   Changes in account classification and transfers between accounts.
(C)   Change in the foreign currency exchange rate.
(D) Reclass of the Company's investment in the property, plant and equipment of Adcom Wire, at the date of acquisition, from Sundry Assets.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
               SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1992
                             (AMOUNTS IN MILLIONS)

                                                               COLUMN C
                                                  COLUMN B    -----------                     COLUMN E        COLUMN F
                                                ------------   ADDITIONS                  -----------------  -----------
                   COLUMN A                      BALANCE AT   CHARGED TO     COLUMN D       OTHER CHANGES    BALANCE AT
- ----------------------------------------------  BEGINNING OF   COSTS AND   -------------    ADD (DEDUCT)       END OF
DESCRIPTION                                        PERIOD      EXPENSES     RETIREMENTS     (A), (B), (C)      PERIOD
- ----------------------------------------------  ------------  -----------  -------------  -----------------  -----------
Machinery and equipment.......................   $    135.5    $    25.6     $     5.4        $     (.9)      $   154.8
Buildings.....................................         27.1          4.8            .3               .1            31.7
Automotive and trucks.........................         12.7          2.8           3.7               .1            11.9
Office furniture and fixtures.................          9.4          2.1            .4           --                11.1
Leasehold improvements and other..............          7.4          1.3        --                   .1             8.8
                                                ------------       -----           ---              ---      -----------
                                                 $    192.1    $    36.6     $     9.8        $     (.6)      $   218.3
                                                ------------       -----           ---              ---      -----------
                                                ------------       -----           ---              ---      -----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A)   Property no longer used in operations was transferred to Other Assets.
(B)   Changes in account classification and transfers between accounts.
(C)   Change in the foreign currency exchange rate.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
               SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991
                             (AMOUNTS IN MILLIONS)

                                                         COLUMN C
                                            COLUMN B    -----------                     COLUMN E        COLUMN F
                                          ------------   ADDITIONS                  -----------------  -----------
                COLUMN A                   BALANCE AT   CHARGED TO     COLUMN D     OTHER CHANGES ADD  BALANCE AT
- ----------------------------------------  BEGINNING OF   COSTS AND   -------------      (DEDUCT)         END OF
DESCRIPTION                                  PERIOD      EXPENSES     RETIREMENTS      (A),(B),(C)       PERIOD
- ----------------------------------------  ------------  -----------  -------------  -----------------  -----------
Machinery and equipment.................   $    112.8    $    24.3     $     2.9        $     1.3       $   135.5
Buildings...............................         21.7          4.4            .3              1.3            27.1
Automotive and trucks...................         12.0          2.7           2.3               .3            12.7
Office furniture and fixtures...........          8.0          2.0            .6           --                 9.4
Leasehold improvements and other........          6.4          1.2            .2           --                 7.4
                                          ------------       -----           ---               ---     -----------
                                          $     160.9   $     34.6   $       6.3    $          2.9     $    192.1
                                          ------------       -----           ---               ---     -----------
                                          ------------       -----           ---               ---     -----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A)   Changes in account classification and transfers between accounts.
(B)   Transfers from Sundry Assets.
(C)   Certain   reclassifications  have  been  made   to  conform  to  the  1992
      presentation.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (AMOUNTS IN MILLIONS)

                                                                            COLUMN C
                                                               COLUMN B    -----------                   COLUMN E
                                                             ------------   ADDITIONS                   -----------
                         COLUMN A                             BALANCE AT   CHARGED TO      COLUMN D     BALANCE AT
- -----------------------------------------------------------  BEGINNING OF   COSTS AND   --------------    END OF
DESCRIPTION                                                     PERIOD      EXPENSES      DEDUCTIONS      PERIOD
- -----------------------------------------------------------  ------------  -----------  --------------  -----------
Year ended December 31, 1993...............................
  Valuation reserve for non-operating Sundry Assets........   $      2.7    $      .2    $     1.2(A)    $     1.7
                                                             ------------       -----          ---      -----------
                                                             ------------       -----          ---      -----------
  Allowance for doubtful receivables.......................   $      7.1    $     2.8    $     2.7(B)    $     7.2
                                                             ------------       -----          ---      -----------
                                                             ------------       -----          ---      -----------
Year ended December 31, 1992
  Valuation reserve for non-operating Sundry Assets........   $      1.1    $     1.6    $      --       $     2.7
                                                             ------------       -----          ---      -----------
                                                             ------------       -----          ---      -----------
  Allowance for doubtful receivables.......................   $      8.2    $     3.6    $     4.7(B)    $     7.1
                                                             ------------       -----          ---      -----------
                                                             ------------       -----          ---      -----------
Year ended December 31, 1991
  Valuation reserve for non-operating Sundry Assets........   $      1.2    $      .7    $      .8(A)    $     1.1
                                                             ------------       -----          ---      -----------
                                                             ------------       -----          ---      -----------
  Allowance for doubtful receivables.......................   $      6.3    $     8.1    $     6.2(B)    $     8.2
                                                             ------------       -----          ---      -----------
                                                             ------------       -----          ---      -----------

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A)   Portion of reserve balance associated with assets disposed.
(B)   Uncollectible accounts charged off, net of recoveries.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (AMOUNTS IN MILLIONS)

                                                                                    COLUMN B
                                                                         -------------------------------
                                                                                CHARGED TO COSTS
                               COLUMN A                                           AND EXPENSES
- -----------------------------------------------------------------------  -------------------------------
ITEM (A)                                                                   1993       1992       1991
- -----------------------------------------------------------------------  ---------  ---------  ---------
Maintenance and repairs................................................  $    26.4  $    24.0  $    23.7

- ------------------------
      Previously reported amounts have been restated to reflect pooling of interests acquisitions.
(A) Royalties, advertising costs, taxes (other than payroll and income taxes) and depreciation and amortization of intangible assets are not reported because they are less than 1% of total sales and revenues.