Form 10-Q
period 1994-03-31
LEGGETT & PLATT INC
filed 1994-05-13
CIK 58492

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549

                 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1994

                                           OR

                 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from _________ to _________

                     For Quarter Ended        Commission File Number
                      March 31, 1994                   1-7845
                     -----------------        -----------------------

                              LEGGETT & PLATT, INCORPORATED
                 (Exact name of registrant as specified in its charter)


                   Missouri                           44-0324630
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)


            No. 1 Leggett Road
            Carthage, Missouri                           64836
       ----------------------------------------       ----------
       (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code   (417) 358-8131
                                                            ---------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X     No
           ----      ----
       Common stock outstanding as of May 2, 1994:  40,776,088
                                                    -----------

                           PART I.  FINANCIAL INFORMATION
                     LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                            ITEM I.  FINANCIAL STATEMENTS
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)


            (Amounts in millions, except share               March 31,          December 31,
              and per share data)                              1994                 1993
                                                           -------------        ------------
            CURRENT ASSETS
              Cash and cash equivalents                    $        .8          $       .4
              Accounts and notes receivable                      242.2               211.9
              Allowance for doubtful accounts                     (8.5)               (7.2)
              Inventories                                        210.5               209.1
              Other current assets                                23.5                21.4
                                                           -------------        ------------
                                                                 468.5               435.6

            PROPERTY, PLANT & EQUIPMENT, NET                     316.0               313.1

            OTHER ASSETS
              Goodwill, net                                       91.9                93.0
              Other intangibles, net                              24.5                25.7
              Sundry                                              34.3                34.5
                                                           -------------        ------------
            TOTAL ASSETS                                   $     935.2          $    901.9
                                                           =============        ============
            CURRENT LIABILITIES
              Accounts and notes payable                   $      83.3          $     74.1
              Accrued expenses                                    79.1                66.9
              Other current liabilities                           21.0                25.2
                                                           -------------        ------------
                                                                 183.4               166.2

            LONG-TERM DEBT                                       154.5               165.8

            OTHER LIABILITIES                                     11.8                11.1

            DEFERRED INCOME TAXES                                 43.7                43.2

            SHAREHOLDERS' EQUITY
              Common stock - authorized, 300,000,000
                shares of $.01 par value; issued
                40,765,665 and 40,325,961 shares
                in 1994 and 1993, respectively                      .4                  .4
              Additional contributed capital                     125.9               117.3
              Retained earnings                                  420.9               401.0
              Cumulative translation adjustment                   (5.1)               (2.8)
              Treasury stock (6,821 and 7,578 shares
                in 1994 and 1993, respectively)                    (.3)                (.3)
                                                           -------------        ------------
                                                                 541.8               515.6
                                                           -------------        ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $     935.2          $    901.9
                                                           =============        ============

      Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

      See accompanying notes to consolidated condensed financial statements.

                         LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                           (Unaudited)

           (Amounts in millions, except per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                             1994          1993
                                                         ------------  ------------

            Net sales                                    $    434.6    $    363.0

            Cost of goods sold                                336.0         280.5
                                                         ------------  ------------
            Gross profit                                       98.6          82.5

            Selling, distribution and
              administrative expenses                          52.7          46.0

            Interest expense                                    1.9           3.0

            Other deductions, net                               1.2           1.4
                                                         ------------  -------------
            Earnings before income taxes                       42.8          32.1

            Income taxes                                       16.8          12.5
                                                         ------------  -------------
            NET EARNINGS                                 $     26.0    $     19.6
                                                         ============  =============


            Earnings Per Share (Exhibit 11)              $      .63    $      .48


            Cash Dividends Declared Per Share            $      .15    $      .13


            Average Shares Outstanding                         41.4          40.9


        See accompanying notes to consolidated condensed financial statements.

                               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


            (Amounts in millions)                                       Three Months Ended
                                                                            March 31,
                                                                    ---------------------------
                                                                       1994             1993
                                                                    ----------       ----------
            OPERATING ACTIVITIES
              Net earnings                                          $   26.0         $   19.6
              Adjustments to reconcile net earnings to net
                cash provided by operating activities
                  Depreciation and amortization                         12.9             10.4
                  LIFO expense                                           1.4               .5
                  Deferred income taxes                                  (.1)            (3.8)
                  Pension income from defined benefit plans              (.4)             (.5)
                  Loss on sale of operating assets                        .5               .5
                  Other                                                   .6              1.3
                  Other changes, net of effects from acquisitions
                    of companies
                      Increase in accounts receivable, net             (29.3)           (20.1)
                      (Increase) Decrease in inventories
                        at FIFO cost                                    (2.8)             7.5
                      Increase in other current assets                  (2.9)            (2.8)
                      Increase in accounts payable, accrued
                        expenses and other current liabilities          27.8             20.2
                                                                    ----------       ----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES         33.7             32.8

            INVESTING ACTIVITIES
              Additions to property, plant and equipment               (13.9)            (8.1)
              Proceeds from sales of property, plant and equipment        .4               .4
              Acquisitions of companies, net of cash acquired             -             (10.3)
              (Increase) Decrease in other assets                        (.2)              .8
                                                                    ----------       ----------
                      NET CASH USED FOR INVESTING ACTIVITIES           (13.7)           (17.2)

            FINANCING ACTIVITIES
              Additions to debt                                           .1              1.0
              Payments on debt                                         (12.9)           (16.0)
              Dividends paid                                            (6.1)            (5.0)
              Net sales of common stock                                   .2               .4
              Other                                                      (.9)             1.3
                                                                    ----------       ----------
                      NET CASH USED FOR FINANCING ACTIVITIES           (19.6)           (18.3)
                                                                    ----------       ----------
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              .4             (2.7)

            CASH AND CASH EQUIVALENTS--January 1,                         .4              5.2
                                                                    ----------       ----------
            CASH AND CASH EQUIVALENTS--March 31,                    $     .8         $    2.5
                                                                    ==========       ==========

            Interest paid (net of amounts capitalized)              $    3.5         $    4.8
            Income taxes (refunded) paid                            $    (.3)        $    8.0


      See accompanying notes to consolidated condensed financial statements.

                          LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                            (Unaudited)



      (Amounts in millions, except share and per share data)

      1.    STATEMENT

            In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary for a fair statement of results of operations and financial position of Leggett & Platt, Incorporated and Consolidated Subsidiaries (the "Company"). The consolidated condensed financial statements include accounts of the Company and its majority-owned subsidiaries. As discussed in the Company's 1993 Annual Report on Form 10-K, previously issued financial statements have been restated to reflect pooling of interests acquisitions.


      2.    INVENTORIES

            Inventories (principally LIFO method) comprised the following:

                                                      March 31,        December 31,
                                                        1994               1993
                                                     ----------        ------------

                 Finished goods                      $  113.3          $   113.3
                 Work in process                         25.6               23.8
                 Raw materials                           83.1               82.2
                                                     ----------        ------------
                                                        222.0              219.3
                 Less LIFO Reserve                       11.5               10.2
                                                     ----------        ------------
                                                     $  210.5          $   209.1
                                                     ==========        ============

      3.    PROPERTY, PLANT & EQUIPMENT

            Property, plant and equipment comprised the following:

                                                      March 31,         December 31,
                                                        1994                1993
                                                     ----------         ------------
                 Property, plant and
                   equipment, at cost                $  583.7           $   571.2
                 Less accumulated depreciation          267.7               258.1
                                                     ----------         ------------
                                                     $  316.0           $   313.1
                                                     ==========         ============

      4.    GOODWILL AND OTHER INTANGIBLES

            Goodwill comprised the following:

                                                      March 31,        December 31,
                                                        1994               1993
                                                     ----------        ------------

                 Goodwill, at cost                   $  104.0          $   104.4
                 Less accumulated amortization           12.1               11.4
                                                     ----------        ------------
                                                     $   91.9          $    93.0
                                                     ==========        ============

                       LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                              (Unaudited)




      4.    GOODWILL AND OTHER INTANGIBLES (continued)

            Other Intangibles comprised the following:

                                                      March 31,        December 31,
                                                        1994               1993
                                                     ----------        ------------
                 Other Intangibles, at cost          $   35.6          $    37.0
                 Less accumulated amortization           11.1               11.3
                                                     ----------        ------------
                                                     $   24.5          $    25.7
                                                     ==========        ============


      5.    LOAN AGREEMENTS

            In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at March 31, 1994 were approximately $153.9.

      Item 2. Management's Discussion and Analysis and Analysis of Financial Condition and Results of Operations

      The Company's previously issued financial statements have been restated to reflect pooling of interests acquisitions completed in 1993. Therefore, the following discussion and analysis reflects the Company's capital resources and liquidity and results of operations as restated for these acquisitions.

      Capital Resources and Liquidity
      -------------------------------

      The Company's employment of debt and equity capital at March 31, 1994 and December 31, 1993 is shown in millions of dollars in the table below.

                                                  March 31,   December 31,
                                                    1994         1993
                                                 ----------   ------------
       Long-term debt outstanding:
            Scheduled maturities                 $  114.8      $   122.3
            Revolving credit                         39.7           43.5
                                                 ----------    -----------
                  Total long-term debt              154.5          165.8

       Shareholders' equity                         541.8          515.6
       Unused committed credit                      120.3          116.5
       Cash and cash equivalents                       .8             .4


      Capital investments to modernize and expand capacity internally were $13.5 million, net of proceeds from sales of property, plant and equipment in the first quarter of 1994. In addition, long-term debt outstanding was reduced by $11.3 million during the quarter. Debt with scheduled maturities was reduced by $7.5 million and revolving bank debt was reduced by $3.8 million.

      Working capital at March 31, 1994 was $285.1 million, up from $269.4 million at the end of 1993. Total current assets increased $32.9 million, due primarily to an increase in accounts and notes receivable. This increase primarily reflected higher first quarter sales. Total current liabilities increased $17.2 million, which also primarily reflected higher sales and production volumes. There was no short-term debt outstanding at quarter-end or year-end.


      Results of Operations
      ---------------------

      The Company had record first quarter earnings of $.63 per share in 1994. Sales for the quarter were a record $434.6 million. Compared with the first quarter of 1993, earnings per share increased 31% on a 20% increase in sales. This marked the ninth consecutive quarter the Company achieved year-to-year new highs in earnings per share and sales.

      Economic conditions continued to improve during this year's first quarter. However, overall business activity was adversely affected early in 1994 by severe winter weather and the California earthquake. In some parts of the country, businesses were closed or operated with shortened hours for several days. Despite these temporary adversities, consumer demand for durable goods, including furniture and bedding, generally improved. The Company's sales growth reflected these economic conditions, plus a continuing benefit from acquisitions. Excluding acquisitions accounted for as purchases, first quarter sales increased 9% over the same period a year earlier. This increase reflected higher unit volumes and modestly higher prices on some products that were implemented in the second and third quarters of 1993.

      The Company's growth in earnings exceeded sales growth in all of the last nine quarters, as year-to-year comparisons of net profit margins remained favorable. In 1994, the net profit margin was 6.0% of first quarter sales. This compares with 5.4% in the same quarter of 1993 and 5.6% for the full year.

      The following table shows various measures of earnings, as a percentage of sales, for the first quarter in both of the last two years. It also shows the Company's effective income tax rate in both quarters.

                                        Quarter Ended March 31,
                                        ------------------------
                                            1994         1993
                                        -----------  -----------
       Gross profit margin                  22.7%        22.7%
       Pre-tax profit margin                 9.8          8.8
       Net profit margin                     6.0          5.4
       Effective income tax rate            39.3         38.9


      As shown above, the Company's gross profit margin was unchanged from the first quarter of 1993. All of the cost increases for raw materials experienced in 1993 have not been passed on by the Company in its selling prices. Therefore, as anticipated, gross profit margins in affected product lines continue to reflect some cost/price pressure. LIFO expense, which is an indicator of inflation in cost of goods sold, reduced the Company's gross profit margin by 0.3% in the first quarter of 1994. In 1993, LIFO expense reduced gross profit margins by 0.1% in the first quarter and 0.2% for the full year.

      The increase in the Company's pre-tax profit margin primarily reflected improved operating expense ratios. Administrative, selling and distribution expenses were kept under tight control and declined as a percentage of first quarter sales. In addition, interest expense and other deductions (net of other income) decreased as a percentage of sales.

      These favorable factors were partially offset by a somewhat higher effective income tax rate in 1994. The higher tax rate primarily reflected the increase in corporate federal income tax rates in the third quarter of 1993.

      PART II.  OTHER INFORMATION


      Item 6.   Exhibits and Reports on Form 8-K


                (A)  Exhibit 11 - Computations of Earnings Per Share

                (B) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LEGGETT & PLATT, INCORPORATED





      DATE:  May 12, 1994              By:   /s/HARRY M. CORNELL, JR.
                                             -------------------------
                                             Harry M. Cornell, Jr.
                                             Chairman of the Board
                                             and Chief Executive Officer






      DATE:  May 12, 1994              By:   /s/MICHAEL A. GLAUBER
                                             ----------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                                             EXHIBIT INDEX


      Exhibit                                                            Page
                                                                         ----
        11    Computations of Earnings Per Share                          12