Form 10-Q
period 1994-06-30
LEGGETT & PLATT INC
filed 1994-08-10
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1994
                                           -------------
                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from _________ to ___________

           For Quarter Ended        Commission File Number
             June 30, 1994                   1-7845
           -----------------        ----------------------

                    LEGGETT & PLATT, INCORPORATED
                    -----------------------------
        (Exact name of registrant as specified in its charter)


                 Missouri                           44-0324630
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)


          No. 1 Leggett Road
          Carthage, Missouri                           64836
     ----------------------------------------       ----------
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code   (417) 358-8131
                                                          --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
             ---       ---
         Common stock outstanding as of August 1, 1994:  40,857,606

                        PART I.  FINANCIAL INFORMATION
                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                        ITEM I.  FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

(Amounts in millions, except share
  and per share data)                              June 30,      December 31,
                                                     1994            1993
                                               --------------  --------------
CURRENT ASSETS
  Cash and cash equivalents                     $      8.8       $      0.4
  Accounts and notes receivable                      258.2            211.9
  Allowance for doubtful accounts                     (9.6)            (7.2)
  Inventories                                        223.1            209.1
  Other current assets                                27.0             21.4
                                                  ----------       ----------
                                                     507.5            435.6

PROPERTY, PLANT & EQUIPMENT, NET                     340.5            313.1

OTHER ASSETS
  Goodwill, net                                      110.1             93.0
  Other intangibles, net                              24.6             25.7
  Sundry                                              35.1             34.5
                                                  ----------       ----------
TOTAL ASSETS                                    $  1,017.8       $    901.9
                                                  ==========       ==========

CURRENT LIABILITIES
  Accounts and notes payable                    $     81.3       $     74.1
  Accrued expenses                                    88.2             66.9
  Other current liabilities                           29.0             25.2
                                                  ----------       ----------
                                                     198.5            166.2

LONG-TERM DEBT                                       196.4            165.8

OTHER LIABILITIES                                     12.6             11.1

DEFERRED INCOME TAXES                                 43.2             43.2

SHAREHOLDERS' EQUITY
  Common stock - authorized 300,000,000
    shares of $.01 par value; issued
    40,848,288 and 40,325,961 shares in
    1994 and 1993, respectively                         .4               .4
  Additional contributed capital                     128.6            117.3
  Retained earnings                                  443.0            401.0
  Cumulative translation adjustment                   (4.9)            (2.8)
  Treasury stock (229 and 7,578 shares in
    1994 and 1993, respectively)                       -               (0.3)
                                                  ----------       ----------
                                                     567.1            515.6
                                                  ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  1,017.8       $    901.9
                                                  ==========       ==========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

                  LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)

(Amounts in millions, except per share data)

                                              Six Months Ended         Three Months Ended
                                                  June 30,                  June 30,
                                             ------------------       --------------------
                                               1994      1993           1994        1993
                                             --------  --------       --------    --------

Net sales                                   $  883.4  $  734.7       $  448.8    $  371.7

Cost of goods sold                             680.5     566.8          344.5       286.3
                                             --------  --------       --------    --------
Gross profit                                   202.9     167.9          104.3        85.4

Selling, distribution and
  administrative expenses                      107.3      93.8           54.5        47.8

Interest expense                                 3.8       5.8            2.0         2.8

Other deductions, net                            2.4       1.8            1.2          .4
                                             --------  --------       --------    --------
Earnings before income taxes                    89.4      66.5           46.6        34.4

Income taxes                                    35.2      25.9           18.4        13.4
                                             --------  --------       --------    --------
NET EARNINGS                                $   54.2  $   40.6       $   28.2    $   21.0
                                             ========  ========       ========    ========

Earnings Per Share (Exhibit 11)             $   1.31  $    .99       $    .68    $    .51
                                             ========  ========       ========    ========

Cash Dividends Declared Per Share           $    .30  $    .26       $    .15    $    .13
                                             ========  ========       ========    ========

Average Shares Outstanding                      41.4      41.0           41.4        41.0
                                             ========  ========       ========    ========

     See accompanying notes to consolidated condensed financial statements.

                         LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

(Amounts in millions)                                               Six Months Ended
                                                                       June 30,
                                                                  --------------------
                                                                    1994        1993
                                                                  --------    --------
OPERATING ACTIVITIES
  Net Earnings                                                   $   54.2    $   40.6
  Adjustments to reconcile net earnings to net cash
    provided by operations
      Depreciation and amortization                                  26.3        21.2
      LIFO expense                                                    2.6         2.0
      Deferred income taxes                                          (3.2)       (1.9)
      Other                                                            .6          .9
      Other changes, net of effects from acquisitions of
        companies
          Increase in accounts receivable, net                      (34.1)      (25.4)
          (Increase) Decrease in inventories at FIFO cost           (10.6)         .8
          Increase in other assets                                   (3.8)       (1.2)
          Increase in accounts payable, accrued expenses
            and other current liabilities                            34.3        23.4
                                                                  --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                    66.3        60.4

INVESTING ACTIVITIES
  Additions to property, plant and equipment                        (37.6)      (20.6)
  Proceeds from sales of property, plant and equipment                 .6          .7
  Acquisitions of companies, net of cash acquired                   (33.8)      (13.9)
                                                                  --------    --------
        NET CASH USED FOR INVESTING ACTIVITIES                      (70.8)      (33.8)

FINANCING ACTIVITIES
  Additions to debt                                                  35.9         -
  Payments on debt                                                  (11.0)      (20.5)
  Dividends paid                                                    (12.2)      (10.0)
  Net sales of common stock                                            .6          .7
  Other                                                               (.4)        1.0
                                                                  --------    --------
        NET CASH PROVIDED BY (USED FOR) FINANCING
           ACTIVITIES                                                12.9       (28.8)
                                                                  --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      8.4        (2.2)

CASH AND CASH EQUIVALENTS - January 1,                                 .4         5.2
                                                                  --------    --------
CASH AND CASH EQUIVALENTS - June 30,                             $    8.8    $    3.0
                                                                  ========    ========

Interest paid (net of amounts capitalized)                       $    4.2    $    5.4
                                                                  ========    ========
Income taxes paid                                                $   29.8    $   26.8
                                                                  ========    ========

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

2.  INVENTORIES

Inventories (principally LIFO method) comprised the following:

                                                  June 30,       December 31,
                                                    1994             1993
                                                ------------    --------------
Finished goods                                  $  122.7        $    113.3
Work in process                                     27.0              23.8
Raw materials                                       86.2              82.2
                                                 --------        ----------
                                                   235.9             219.3
Less LIFO reserve                                   12.8              10.2
                                                 --------        ----------
                                                $  223.1        $    209.1
                                                 ========        ==========

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                                  June 30,       December 31,
                                                    1994             1993
                                                ------------    --------------
Property, plant and equipment, at cost          $  618.4        $    571.2
Less accumulated depreciation                      277.9             258.1
                                                 --------        ----------
                                                $  340.5        $    313.1
                                                 ========        ==========

4.  GOODWILL AND OTHER INTANGIBLES

Goodwill comprised the following:

                                                  June 30,       December 31,
                                                    1994             1993
                                                ------------    --------------
Goodwill, at cost                               $  122.9        $    104.4
Less accumulated amortization                       12.8              11.4
                                                 --------        ----------
                                                $  110.1        $     93.0
                                                 ========        ==========

                     LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




4.  GOODWILL AND OTHER INTANGIBLES (continued)

    Other Intangibles comprised the following:

                                                  June 30,       December 31,
                                                    1994             1993
                                                ------------    --------------
Other intangibles, at cost                      $   34.6        $     37.0
Less accumulated amortization                       10.0              11.3
                                                 --------        ----------
                                                $   24.6        $     25.7
                                                 ========        ==========

5.  LOAN AGREEMENTS

In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at June 30, 1994 were approximately $148.2.

6.  ACQUISITIONS

During the second quarter, the Company acquired certain assets of three small companies for $33.8, net of cash acquired. Also, subsequent to the end of the quarter, the Company acquired certain assets of another company for $40.0.
All of these acquisitions were accounted for as "purchases". Proforma results of operations and financial position are not material.

7.  CAPITAL STOCK

On May 12, 1994 the Company's shareholders approved an amendment to the Company's 1989 Flexible Stock Plan increasing the number of shares authorized for issuance under the plan by 1,500,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's previously issued financial statements have been restated to reflect poolings of interests acquisitions completed in 1993. Therefore, the following discussion and analysis reflects the Company's capital resources and liquidity and results of operations as restated for these acquisitions.

Capital Resources and Liquidity
- - --------------------------------

The Company's employment of debt and equity capital at June 30, 1994 and December 31, 1993 is shown in millions of dollars in the table below.

                                                 June 30,       December 31,
                                                   1994             1993
                                               ------------    --------------
     Long-term debt outstanding:
          Scheduled maturities                    118.6            122.3
          Revolving credit                         77.8             43.5
                                                ---------        ---------
               Total long-term debt               196.4            165.8
     Shareholders' equity                         567.1            515.6
     Unused committed credit                      122.2            116.5
     Cash and cash equivalents                      8.8               .4


Capital investments to modernize and expand capacity internally were $37.0 million, net of proceeds from sales of property, plant and equipment in the first six months of 1994. In addition, the Company purchased certain assets of three small businesses during the second quarter for $33.8 million, net of cash acquired. The increase in total long-term debt at June 30, 1994 primarily reflected borrowings for these acquisitions.

As shown above, revolving credit at mid year was $77.8 million, up from $43.5 million at the end of 1993. Debt with scheduled maturities was $118.6 million, down from $122.3 million. During this year's second quarter, the Company increased the total amount of committed credit available under its bank revolving credit agreements to $200 million, up from $160 million at the end of 1993. Therefore, unused committed credit at June 30, 1994 was $122.2 million, up from $116.5 million at year end. In addition, cash and cash equivalents increased to $8.8 million at June 30, 1994, up from $.4 million at year end.

Working capital at June 30, 1994 was $309.0 million, up from $269.4 million at the end of 1993. Total current assets increased $71.9 million, due primarily to increases in trade accounts and notes receivable and inventories. Total current liabilities increased $32.3 million. These increases primarily reflected higher sales and production volumes during the first six months of 1994. There was no short-term debt outstanding at mid year or at the end of 1993.

Near the end of July 1994, the Company issued $25 million in unsecured privately placed debt under its medium term note program. These notes were issued with average lives of approximately 8 years and fixed interest rates averaging 7.6%. Proceeds from the notes were used to repay a portion of the Company's revolving credit.

On July 29, 1994, the Company purchased substantially all of the assets of another business for $40 million in cash. The Company's revolving credit was increased to make this acquisition. All of the acquisitions completed to date in 1994 fit very well with the Company's continuing emphasis on manufacturing, marketing and distributing a broad line of components and related products for the furnishings industry and diversified markets. The Company continues to have substantial capital resources and flexibility to pursue management's goal of increasing efficiencies and profitable growth, both internally and through additional acquisitions.


Results of Operations
- - ---------------------

The Company had record earnings and sales in the first six months of 1994. Earnings were $1.31 per share (up 32%) and sales were $883.4 million
(up 20%) --- both compared with the first six months of 1993. Earnings and sales were also at record second quarter levels in 1994. Earnings were $.68 per share (up 33%) and sales were $448.8 million (up 21%) --- both compared with the second quarter of 1993.

Overall business conditions during the first six months and the second quarter of 1994 reflected further growth in the U.S. economy. While interest rates continued to rise from 1993 lows, overall availability of credit increased. Consumer confidence remained well above year earlier levels, and consumer spending on durable goods, including furniture and bedding, generally increased. Final demand in the diversified, non-furnishings markets the Company serves also improved.

The Company's sales growth reflected these general economic conditions, plus a continuing benefit from acquisitions. Excluding acquisitions accounted for as purchases, sales increased 9% in the first six months and the second quarter of 1994. Acquisitions completed in the third quarter of 1993 will not significantly benefit sales growth during the balance of this year. However, the four previously mentioned 1994 acquisitions will expand the Company's current annual sales base by approximately $125 million, an increase of about 7%. In addition, projections indicate 1994 acquisitions to date should enhance annualized earnings by about $.05 per share.

The Company's growth in earnings in the first six months and the second quarter continued to exceed sales growth, reflecting favorable year-to-year comparisons of net profit margins. In the first six months, net profit margins were 6.1% of sales in 1994 and 5.5% in 1993. The net profit margin in this year's second quarter was 6.3%, up from 5.6% in the second quarter of 1993.

The following shows various measures of earnings, as a percentage of sales, for the first six months and the second quarter in both of the last two years. It also shows the Company's effective income tax rate for each period.

                                 Six Months Ended         Quarter Ended
                                     June 30,               June 30,
                                ------------------       ---------------
                                  1994      1993          1994     1993
                                --------  --------       ------   ------
  Gross profit margin             23.0%     22.9%         23.2%    23.0%
  Pre-tax profit margin           10.1       9.0          10.4      9.3
  Net profit margin                6.1       5.5           6.3      5.6
  Effective income tax rate       39.4      38.9          39.5     39.0


As shown above, the Company's 1994 gross profit margins improved slightly when compared with 1993. This improvement reflected increases in overall manufacturing efficiencies on higher volume. Much of the improvement in gross margins came from operations producing products other than components for bedding, furniture and the automotive industry. Margins on these components generally continue to reflect some 1993 cost increases for raw materials that the Company has not passed on in its selling prices.

When compared with the first quarter of 1994, the improvement in this year's second quarter gross margin reflected further increases in efficiencies and increased sales of some products with above average margins. During the second quarter, inflation in the Company's raw material costs in general moderated. However, as the third quarter began, the price of steel scrap
(a key ingredient in several of the Company's raw materials) was increasing. If this becomes a continuing trend, it could result in additional inflation in raw material costs.

The increase in 1994 pre-tax profit margins primarily reflected two other favorable factors. First, the Company's operating expense ratios improved as administrative, selling and distribution expenses were kept under tight control and declined as a percentage of sales. Second, interest expense was reduced, primarily because of the Company's 1993 refinancing of debt after the acquisition of Hanes Holding Company this past September.

These favorable factors were partially offset by a somewhat higher effective income tax rate in 1994. The higher tax rate primarily reflected the increase in corporate federal income tax rates in the third quarter of 1993.

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 12, 1994. Matters voted upon were (1) election of directors, (2) an amendment to the Company's 1989 Flexible Stock Plan increasing the number of shares authorized for issuance under the plan by 1,500,000 shares and other certain amendments, (3) ratifying Price Waterhouse as the Company's independent auditors for the year ending December 31, 1994, and (4) a shareholder proposal whereby more information regarding the Company's hiring practices of women and minorities would be disclosed.

The number of votes cast for, against, withheld or broker non-votes, as well as abstentions, with respect to each matter are set out below.

1.   Election of Directors

    DIRECTOR                        FOR                WITHHELD
Herbert C. Casteel              33,303,359              456,244
Harry M. Cornell, Jr.           33,310,436              449,167
R. Ted Enloe, III               32,443,314            1,316,289
Richard T. Fisher               33,316,163              443,440
Frank E. Ford, Jr.              33,302,181              457,422
Robert A. Jefferies, Jr.        33,310,473              449,130
Alexander M. Levine             33,310,595              449,008
James C. McCormick              32,739,737            1,019,866
Richard L. Pearsall             33,314,678              444,925
Maurice E. Purnell, Jr.         33,296,443              463,160
Felix E. Wright                 33,309,506              450,097


2.   Amendment to Flexible Stock Plan

         FOR          AGAINST        BROKER NON-VOTE        ABSTAIN
      23,136,513     8,857,477          1,585,937           179,676


3.   Ratification of Independent Auditors

         FOR          AGAINST          ABSTAIN
      33,633,347       79,610           46,646


4.   Shareholder Proposal

         FOR           AGAINST       BROKER NON-VOTE        ABSTAIN
      4,059,808      24,776,327         1,546,436          3,377,032

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

                                        LEGGETT & PLATT, INCORPORATED





DATE:  August 12, 1994                  By:  /s/ HARRY M. CORNELL, JR.
                                             -------------------------
                                             Harry M. Cornell, Jr.
                                             Chairman of the Board
                                             and Chief Executive Officer





DATE:  August 12, 1994                  By:  /s/ MICHAEL A. GLAUBER
                                             ----------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                                  EXHIBIT INDEX


Exhibit                                                                Page
- - --------                                                              ------

  11    Computations of Earnings Per Share                              14