Form 10-Q
period 1994-09-30
LEGGETT & PLATT INC
filed 1994-11-10
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

                                 OR

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from           to

          For Quarter Ended        Commission File Number
         September 30, 1994               1-7845
         -------------------      	----------------------

                   LEGGETT & PLATT, INCORPORATED
       (Exact name of registrant as specified in its charter)


              Missouri                           44-0324630
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)


       No. 1 Leggett Road
       Carthage, Missouri                           64836
       ---------------------   	                  --------
  (Address of principal executive offices)       (Zip Code)


  Registrant's telephone number, including area code   (417) 358-8131
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

  Yes  X     No
      ---       ----
  Common stock outstanding as of November 1, 1994:  41,503,014

                        PART I.  FINANCIAL INFORMATION
                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                        ITEM I.  FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
(Amounts in millions, except share
  and per share data)

                                                 September 30,  December 31,
                                                     1994           1993
                                                 ------------- -------------
CURRENT ASSETS
  Cash and cash equivalents                       $     6.7    $     0.4
  Accounts and notes receivable                       272.3        211.9
  Allowance for doubtful accounts                     (11.3)        (7.2)
  Inventories                                         231.6        209.1
  Other current assets                                 31.1         21.4
	                                          					   ----------	  ---------
                                                      530.4        435.6

PROPERTY, PLANT & EQUIPMENT, NET                      377.0        313.1

OTHER ASSETS
  Goodwill, net                                       114.7         93.0
  Other intangibles, net                               24.9         25.7
  Sundry                                               37.3         34.5
                                          						   ----------	  ---------
TOTAL ASSETS                                     $  1,084.3    $   901.9
						                                             ==========	  =========

CURRENT LIABILITIES
  Accounts and notes payable                     $     93.7    $    74.1
  Accrued expenses                                    102.2         66.9
  Other current liabilities                            32.0         25.2
                                          						  -----------	  ---------
                                                      227.9        166.2

LONG-TERM DEBT                                        204.9        165.8

OTHER LIABILITIES                                      12.6         11.1

DEFERRED INCOME TAXES                                  43.3         43.2

SHAREHOLDERS' EQUITY
  Common stock - authorized 300,000,000
    shares of $.01 par value; issued
    41,069,539 and 40,325,961 shares in
    1994 and 1993, respectively                          .4           .4
  Additional contributed capital                      130.3        117.3
  Retained earnings                                   468.1        401.0
  Cumulative translation adjustment                    (3.2)        (2.8)
  Treasury stock (906 and 7,578 shares in
    1994 and 1993, respectively)                        -           (0.3)
                                            				  ----------- 	 ---------
                                                      595.6        515.6
						                                            -----------	  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   1,084.3    $   901.9
                                          						  =========== 	 =========

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

                           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                         (Unaudited)

        (Amounts in millions, except per share data)

                                         Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
                                   					--------------------  ---------------------
                                          1994       1993       1994       1993
                                   					---------  ---------  ---------	 ----------

Net sales                               $ 1,366.0  $ 1,130.1  $   482.6  $   395.4
Cost of goods sold                        1,052.5      871.1      372.0      304.3
                                  	 				  --------   --------   	--------   --------
Gross profit                                313.5      259.0      110.6       91.1

Selling, distribution and
  administrative expenses                   165.3      143.4       58.0       49.6
Interest expense                              6.6        8.4        2.8        2.6
Other deductions(income), net                 2.3        3.6       (0.1)       1.8
                                   					  --------  ---------	   --------   --------
Earnings before income taxes                139.3      103.6       49.9       37.1
                                       	  --------  ---------   	--------   --------
Income taxes                                 54.9       40.7       19.7       14.8
                                   					  --------  ---------   	--------   --------
NET EARNINGS                            $    84.4  $    62.9   $   30.2   $   22.3
                                       	  ========  =========    ========   ========

Earnings Per Share (Exhibit 11)         $    2.04  $    1.53   $   0.73   $   0.54
                                       	  ========  =========   	========   ========

Cash Dividends Declared Per Share       $    0.46  $    0.40   $   0.16   $   0.14
                                       	  ========  =========   	========   ========			   =

Average Shares Outstanding                   41.4       41.1       41.4       41.2
                                   					  ========  =========   	========   ========

     See accompanying notes to consolidated condensed financial statements.

                       LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

(Amounts in millions)                                        Nine Months Ended
                                                               September 30,
							                                                      ------------------
                                                               1994      1993
                                                 							     --------  --------
OPERATING ACTIVITIES
  Net Earnings                                               $   84.4  $  62.9
  Adjustments to reconcile net earnings to net cash
      provided by operations

      Depreciation and amortization                              41.0     32.2
      LIFO expense                                                3.5      2.0
      Deferred income taxes                                      (6.9)    (4.9)
      Other                                                       2.8      0.4
      Other changes, net of effects from acquisitions of
        companies

        Increase in accounts receivable, net                    (41.3)   (37.2)
        (Increase) Decrease in inventories at FIFO cost          (9.7)     9.2
        Increase in other assets                                 (3.1)    (2.4)
        Increase in accounts payable, accrued expenses
             and other current liabilities                       59.1      39.1
                                                  							     ---------	 -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES               129.8     101.3

INVESTING ACTIVITIES
  Additions to property, plant and equipment                    (63.1)    (34.5)
  Proceeds from sales of property, plant and equipment            1.6       0.9
  Acquisitions of companies, net of cash acquired               (75.1)    (70.6)
  (Increase) Decrease in other assets                            (0.5)      1.2
                                                    					      --------	 --------
        NET CASH USED FOR INVESTING ACTIVITIES                 (137.1)   (103.0)

FINANCING ACTIVITIES
  Additions to debt                                              47.2      66.8
  Payments on debt                                              (15.5)    (54.2)
  Dividends paid                                                (18.8)    (15.4)
  Net sales of common stock                                       0.7       1.3
  Other                                                           -        (0.8)
        NET CASH PROVIDED BY (USED FOR) FINANCING 	             -------	 --------
           ACTIVITIES                                            13.6      (2.3)
                                                    					       -------	 --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  6.3      (4.0)

CASH AND CASH EQUIVALENTS - January 1,                            0.4       5.2
                                                    					       -------	 --------
CASH AND CASH EQUIVALENTS - September 30,                     $   6.7   $   1.2
                                                    					       =======	 ========
Interest paid (net of amounts capitalized)                    $   5.2   $  11.5
                                                  							       =======	 ========
Income taxes paid                                             $  50.7   $  40.9
                                                  							       =======	 ========

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

2.  INVENTORIES

Inventories (principally LIFO method) comprised the following:

                                   September 30,   December 31,
                                        1994           1993
                            				    -----------	   -----------
Finished goods                      $    123.5     $    113.3
Work in process                           31.2           23.8
Raw materials                             90.6           82.2
                             			     ----------	    ----------
                                         245.3          219.3
                            				     ----------	    ----------
Less LIFO reserve                         13.7           10.2
                            				     ----------	    ----------
                                    $    231.6     $    209.1
                            				     ==========	    ==========

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                              September 30,     December 31,
                                                  1994             1993
                                   					      -------------    	-----------
Property, plant and equipment, at cost        $    669.5        $    571.2
Less accumulated depreciation                      292.5             258.1
                                    				       ----------	        ----------
                                              $    377.0        $    313.1
                                   					       ==========	        ==========

4.  GOODWILL AND OTHER INTANGIBLES

Goodwill comprised the following:

                                              September 30,     December 31,
                                                  1994              1993
					                                         -------------	    ------------
Goodwill, at cost                             $    128.3        $    104.4
Less accumulated amortization                       13.6              11.4
                                   		 			       ----------	       ----------
                                              $    114.7        $     93.0
                                    					       ==========        ==========

                     LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                    (Unaudited)




4.  GOODWILL AND OTHER INTANGIBLES (continued)

    Other Intangibles comprised the following:

                                              September 30,     December 31,
                                                  1994              1993
                                   					      -------------	    ------------
Other intangibles, at cost                    $    36.1         $     37.0
Less accumulated amortization                      11.2               11.3
                                    					       ---------	        ----------
                                              $    24.9         $     25.7
                                    					       =========       	 ==========

5.  LOAN AGREEMENTS

In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at September 30, 1994 were approximately $158.1.

6.  ACQUISITIONS

During 1994, the Company acquired certain assets of five small companies for $75.1, net of cash acquired, in transactions accounted for as purchases. These companies primarily specialize in manufacturing and distributing components and certain other products to the furnishings industry and some other markets. The Company also issued 158,569 shares of common stock to acquire a company in August, 1994 in a transaction accounted for as a pooling of interests. The Company elected not to restate its financial statements as the effect of the pooling was not material. Subsequent to September 30, 1994, the Company issued 419,867 shares of common stock to acquire a company in another transaction accounted for as a pooling of interests. In this transaction, options to purchase an additional 10,584 shares of common stock at an average price of approximately $11 per share were also extended in substitution for previously existing options. The pooled companies specialize in manufacturing and distributing point-of-purchase display racks and other formed wire products. The following pro forma information shows the results of operations for the nine months ended September 30, 1994 and 1993 as though the 1994 acquisitions discussed above had occurred on January 1 of each year presented. The pro forma amounts reflect, where appropriate, purchase accounting adjustments, interest on incremental borrowings and the tax effects thereof. The pro forma information is not necessarily indicative of either results of operations
that would have occurred had the acquisitions been made	on January 1 of each
year or of future results of the combined companies.

                                    Nine Months Ended September 30,
                            				    -------------------------------
                                          1994          1993
                   		                   ---------    ----------
Net Sales                             $  1,472.2    $  1,253.0
Net Earnings                          $     86.6    $     64.6
Earnings Per Share                    $     2.06    $     1.55

                   LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)



7.  CAPITAL STOCK

On May 12, 1994 the Company's shareholders approved an amendment to the Company's 1989 Flexible Stock Plan which increased the number of shares authorized for issuance under the plan by 1,500,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Capital Resources and Liquidity
- - -------------------------------

The Company's capitalization at September 30, 1994 and December 31, 1993 is shown in millions of dollars in the table below. The amount of additional capital available through the Company's revolving bank credit agreements and commercial paper program is also shown, along with the amount of cash and cash equivalents.

                                          September 30,    December 31,
                                               1994           1993
                                   					  -------------	   ------------
     Long-term debt outstanding:
          Scheduled maturities               $ 147.5         $ 122.3
          Revolving credit                      57.4            43.5
                                   					      -------	        -------
               Total long-term debt            204.9           165.8
     Shareholders' equity                      595.6           515.6
     Unused committed credit                   142.6           116.5
     Cash and cash equivalents                   6.7             0.4

     In the first nine months of 1994, capital investments to modernize and expand capacity internally were $61.5 million, net of proceeds from sales of property, plant and equipment. The Company also purchased certain assets of five small businesses for $75.1 million, net of cash acquired.
The increase in total long-term debt at	September 30, 1994 primarily
reflected borrowings for acquisitions accounted for as purchases. In addition, the Company issued 158,569 shares of common stock to acquire one small business in a pooling of interests in August 1994.

Working capital at September 30, 1994 was $302.5 million, up from $269.4 million at the end of 1993. Total current assets increased $94.8 million, due primarily to increases in trade accounts and notes receivable and inventories. Total current liabilities increased $61.7 million. These increases primarily reflected higher sales and production volumes during
the first nine months of 1994 as well as normal	recurring liabilities with
funding requirements later in the year. There was no short-term debt outstanding at the end of the quarter or at year end.

In mid October 1994, soon after the end of the third quarter, the Company acquired another small business for 419,867 shares of common stock and options to purchase an additional 10,584 shares. This transaction was also accounted for as a pooling of interests. All acquisitions completed to date in 1994 fit very well with the Company's continuing emphasis on manufacturing, marketing and distributing a broad line of components and related products for the furnishings industry and diversified markets.

Moody's and Standard & Poor's, the two leading debt rating agencies, both recently raised their ratings of the Company's senior debt and commercial paper. In October, Moody's increased the senior debt rating to A2 from A3, and the commercial paper rating to Prime-1 from Prime-2. In November, Standard & Poor's increased the senior debt rating to A from A-, and the commercial paper rating to A-1 from A-2. Management is pleased to have these confirmations of the Company's improved credit quality. The Company has substantial capital resources and flexibility to continue pursuing management's goal of increasing efficiencies and profitable growth, both internally and through additional acquisitions.

Results of Operations
- - ----------------------

The Company had record earnings and sales in the first nine months of 1994. Earnings were $2.04 per share (up 33%) and sales were $1.37 billion (up 21%)
- - --- both compared with the first nine months of 1993. Third quarter earnings and sales were also at record levels. Earnings were $.73 per share (up 35%) and sales were $482.6 million (up 22%) --- both compared with the third quarter of 1993.

The Company's 1994 sales growth reflected continued growth in the economy and increased consumer spending on durable goods, including furniture and bedding. In addition, final demand continued to improve in the diversified markets the Company serves. Sales growth also reflected a continuing benefit from acquisitions. Excluding acquisitions, the Company's sales increased 10% in the first nine months and 11% in the third quarter.

Acquisitions completed to date in 1994 have expanded the Company's current annual sales base by approximately $175 million, an increase of about 10%. Based on initial projections, these acquisitions should enhance annual earnings by approximately $.08 per share and provide opportunities for additional long-term growth.

As noted above, the Company's earnings growth continued to exceed sales growth, as year-to-year comparisons of net profit margins remained favorable. In the first nine months and the third quarter of 1994, net profit margins were 6.2% and 6.3%, respectively. In 1993, net profit margins were 5.6% in both of these periods.

The following table shows various measures of earnings, as a percentage of sales, in the first nine months and the third quarter of 1994 and 1993. It also shows the Company's effective income tax rate in each respective period.


                            Nine Months Ended	     Quarter Ended
                              September 30,          September 30,
                     			    ------------------	    ----------------
                              1994      1993         1994    1993
                      		    -------   --------	    -------  -------
  Gross profit margin         23.0%     22.9%        22.9%    23.0%
  Pre-tax profit margin       10.2       9.2         10.3      9.4
  Net profit margin            6.2       5.6          6.3      5.6
  Effective income tax rate   39.4      39.3         39.5     39.9

The increase in 1994 net profit margins primarily reflected continuing improvement in the Company's operating expense ratios. Administrative, selling and distribution expense ratios declined by 0.6% as a percentage of sales in the first nine months and 0.5% in the third quarter. Interest expense also declined slightly as a percentage of sales, because of debt refinancing in September 1993 following a pooling of interests acquisition. In addition, the Company's 1994 net profit margins reflected a normal effective income tax rate. In 1993, the effective income tax rate was somewhat higher than normal in the third quarter as a result of the increase in corporate federal income tax rates, which was retroactive to the beginning of the year.

Gross profit margins, as shown on the preceding page, were essentially unchanged. Overall gains in manufacturing efficiencies on higher volume and increased sales of some products with above average margins favorably affected gross profit margins in the first nine months and the third quarter of 1994. In general, these factors improved gross margins in operations producing products other than steel products for bedding, furniture and automotive applications. Margins on the Company's steel products continued to reflect some 1993 and additional 1994 cost increases for raw materials that were not passed along in the Company's selling prices. Price increases on some of these product lines have recently been announced by the Company and will become effective near the end of 1994.

In this year's third quarter, the gross profit margin reflected some unusual costs associated with further consolidation of the Company's Fashion Bed Group, and an additional reserve for potential environmental costs at one of the Company's wire mills. These costs reduced the gross margin for the quarter by 0.3% of sales. However, this negative impact was more than offset by an increase in "other income", resulting from a special dividend the Company received on the recapitalization of a small equity investment. The dividend also offset an additional increase in "other deductions" associated with the further consolidation of the Fashion Bed Group facilities.

With continuing earnings growth and a strong financial position, the Board of Directors in August increased the third quarter cash dividend on the Company's common stock to $.16 per share. This was the second increase in the quarterly rate during 1994. Dividends declared in the first nine months totaled $.46 per share, up 15% from the first nine months of 1993. On November 9, 1994, the Board declared a fourth quarter dividend of $.16 per share. This dividend will be paid on January 2, 1995 to shareholders of record on November 25, 1994.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   (A) Exhibit 11 - Computations of Earnings Per Share

   (B) Exhibit 27 - Financial Data Schedule

   (C) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LEGGETT & PLATT, INCORPORATED





DATE:  November 10, 1994    By:  /s/ HARRY M. CORNELL
                                -----------------------
                                 Harry M. Cornell, Jr.
                                 Chairman of the Board
                                 and Chief Executive Officer





DATE:  November 10, 1994    By:  /s/ MICHAEL A. GLAUBER
                            				 -----------------------
                                 Michael A. Glauber
                                 Senior Vice President,
                                 Finance and Administration

                                    EXHIBIT INDEX

Exhibit                                                                Page
- - -------                                                 								       ----
  11    Computations of Earnings Per Share                              14

  27    Financial Data Schedule                                         15