Form 10-Q/A
period 1994-09-30
LEGGETT & PLATT INC
filed 1994-11-14
CIK 58492

Form 10-Q/A

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

PART II. OTHER INFORMATION

Exhibit 27 is amended in the manner attached to this Form 10-Q/A. Set out below is the complete Item 6.

Item 6. Exhibits and Reports on Form 8-K

   (A) Exhibit 11 - Computations of Earnings Per Share

   (B) Exhibit 27 - Financial Data Schedule (Amended)

   (C) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LEGGETT & PLATT, INCORPORATED





DATE:  November 14, 1994    By:  /s/ HARRY M. CORNELL
                                -----------------------
                                 Harry M. Cornell, Jr.
                                 Chairman of the Board
                                 and Chief Executive Officer





DATE:  November 14, 1994    By:  /s/ MICHAEL A. GLAUBER
                                 -----------------------
                                 Michael A. Glauber
                                 Senior Vice President,
                                 Finance and Administration

                                    EXHIBIT INDEX

Exhibit                                                                Page
- -------                                                                ----
  11    Computations of Earnings Per Share (Previously Filed)

  27    Financial Data Schedule                                         5