Form 10-K405
LEGGETT & PLATT INC
filed 1995-03-29
CIK 58492

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from            to
                         Commission File Number 1-7845

                         LEGGETT & PLATT, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                MISSOURI                               44-0324630
    (State or other jurisdiction of       (I.R.S. employer identification no.)
     incorporation or organization)

          NO. 1--LEGGETT ROAD                           64836
           CARTHAGE, MISSOURI                          (Zip code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (417) 358-8131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
           -------------------                         -----------------------
              Common Stock,                            New York Stock Exchange
             $.01 par value                            Pacific Stock Exchange
     Preferred Stock Purchase Rights                   New York Stock Exchange
                                                       Pacific Stock Exchange

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,396,352,074.

  There were 41,663,229 shares of the Registrant's common stock outstanding as of February 24, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 10, 1995, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART  I

ITEM 1.    BUSINESS

     General Development of Business. The Company was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the manufacture and sale of steel coil bedsprings. The Company manufacturers, markets and distributes products that range from components for bedding and furniture to other select furnishings and diversified products. Products produced and sold for the furnishings industry constitute the largest portion of the Company's business. These include components used by companies making furniture and bedding for home, office and commercial applications. Also in the furnishings industry, the Company produces and sells some finished products. In addition, a group of diversified non-furnishings products is produced and sold. The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

     The Company acquired ten companies in 1994 in exchange for approximately $79 million in cash (net of cash acquired) and 601,000 shares of common stock. The acquired companies expanded the Company's annual sales base by approximately $200 million. For further information concerning acquisitions see Note B of the Notes to Consolidated Financial Statements.

     Products, Market and Customers. The Company has several thousand customers, most of which are manufacturers of finished furnishings. The Company is not dependent upon any single customer or any few customers.

     Historically, the furnishings industry has been highly fragmented and included many relatively small companies, widely dispersed geographically. Although a trend toward consolidation in the furnishings industry has continued, the industry as a whole remains fragmented to a substantial degree.

     The Company's furniture and bedding components customers manufacture bedding (mattresses and boxsprings), upholstered and non-upholstered furniture and other finished products for sale to retailers, institutions, wholesalers and others. The Company's component products are sold and distributed primarily through the Company's sales personnel.

     The Company also manufactures and sells finished products for the furnishings industry. These finished products include carpet underlay and non-skid pads, metal shelving, point-of-purchase display racks, sleep-related finished furniture, and other furnishings for residential and commercial markets. Some of the finished furniture is sold to bedding and furniture manufacturers which resell the furniture under their own labels to wholesalers or retailers. Certain finished furniture such as bed frames, fashion beds, daybeds and other select items are also sold by the Company directly to retailers.

     The following list is representative of the principal products produced by the Company in the furnishings industry:

BEDDING COMPONENTS
Lectro-LOK(R), WEBLOC(R), LOK-Fast(TM),
 Flex-Deck(TM), and Semiflex(TM) boxspring components
Edge and corner stabilizer spring supports
Foam and fiber cushioning materials
Gribetz computerized single needle (Class V) and multi-needle chain stitch (Class I-IV) quilting machinery, material handling systems, panel cutters, tape edge and border serging machines
Hanes construction fabrics
Mira-Coil(R), Super-Lastic(R), Lura-Flex(TM),
 Hinge Flex(TM), and Ever-Flex(TM) innerspring assemblies for mattresses
Mounted and crated boxsprings and
 foundation units
Nova-Bond(R) and other insulator pads for
 mattresses and boxsprings
Perm-A-Lator(R), Plasteel(R), Posturizer(TM), Flexnet(TM)
 and other mattress insulators
Spring and basic wire
Synthetic, wool, cotton, and silk cushioning
 materials
WBSCO material handling systems and
 equipment for bedding manufacturers
Wood frames and dimension lumber for
 boxspring frames

FINISHED PRODUCTS
Bed frames
Daybeds made of brass, painted metal and wood
DURAPLUSH(TM), Permaloom(R), other carpet
 underlay and non-skid pads
Electric beds
Genuine Brass, Lustre Brass(R) and other
 metal fashion beds and headboards
Metal and wire shelving and other commercial
 fixtures
Pedestal bed bases
Point-of-purchase displays and racks
Rollaway beds
Steel bunk beds
Trundle beds
Wood headboards

FURNITURE COMPONENTS
Chair controls, casters and other components
 for office furniture
ClassicTouch(TM) and Modular Wallhugger(R)
 mechanisms for motion upholstered groups
Coil-Flex(TM) and ModuCoil(R) spring assemblies
 for upholstered furniture
Components for office panel systems
Die cast aluminum, fabricated steel, and injection molded plastic bases for office furniture and dinettes
Flex-Cord(R) paper covered wire
Hanes construction fabrics
MPI/No-Sag(R) and other foam cushioning
Mechanisms for adjustable height work tables
Metal bed rails for bedroom suites
Molded plastic recliner handles and other
 plastic furniture components
No-Sag(R) rocker springs, seating systems and
 clips
Perm-A-Lator(R) wire seating insulators
Perma-eze(R) seat and back springs
PETCO weltcord and furniture edgings
Ring-Flex(R) polyethylene foam edgings
SOFA PLUS(TM), MAX(R), and Classic(TM) Series
 sofa sleeper mechanisms
Spring wire
Super Sagless Select(TM) motion mechanisms
Swivel, rocker and glider components for
 motion furniture
Synthetic fiber, densified fiber batting, seat pads
 and other cushioning materials
System Seating(TM), Seat Pleaser(R) and other
 furniture coils and accessories
Tackit(TM) tackstrips
VWR supplies for upholstery
Wallhugger(R) and Concept(TM) mechanisms for
 reclining chairs
Webline(R) seating systems
Welded steel tubing

     Outside the furnishings industry, the Company produces and sells for home, industrial and commercial uses a diversified line of components and other products made principally from steel, steel wire, aluminum, plastics, textile fibers and woven and nonwoven fabrics. The Company's diversified products require manufacturing technologies similar to those used in making furnishings related products and certain raw materials which the Company produces for its own use.

     The following list is representative of the Company's principal diversified products:

DIVERSIFIED PRODUCTS
Aluminum die cast custom products and
 aluminum ingot
Bale tie machinery and parts
Cyclo-Index(R) motion controls for
 manufacturing equipment
Flex-O-Lators(R), No-Sag(R) and Pullmaflex
 automotive seat suspension systems
Formed and welded wire and steel tubing
 components
Gribetz single needle quilters, multi-needle
 chain stitch quilters, and panel cutters
Hanes industrial and apparel fabrics
Industrial wire
Injection molded plastic products
Mechanical springs
Non-skid pads
Sound insulation materials
Specialty foam products
Textile fiber wiping cloths and other products

     The table below sets out further information concerning sales of each class of the Company's products:

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                               SUMMARY OF SALES


(Dollar amounts in millions)              1994       1993       1992
AMOUNT
   Furnishings Products
      Bedding Components                $  534.5   $  471.1   $  409.8
      Furniture Components                 513.4      412.0      345.5
      Finished Products                    350.3      312.7      285.7
                                        --------   --------   --------

         Total Furnishings Products      1,398.2    1,195.8    1,041.0
   Diversified Products                    459.9      330.9      274.0
                                        --------   --------   --------

         Net Sales                      $1,858.1   $1,526.7   $1,315.0
                                        ========   ========   ========

Previously reported amounts have been restated to be consistent with current product groupings.

     Reference is also made to Note I of the Notes to Consolidated Financial Statements for further segment information.

     The Company sells quilting machines and similar equipment, seating suspension products and certain other component products in a number of foreign countries. The Company's international division is involved primarily in the sale of machinery and equipment designed to manufacture the Company's innersprings and certain other spring products and the licensing of patents owned and presently maintained by the Company in foreign countries. Foreign sales are a minor portion of the Company's business.

     Sources of Raw Materials. The Company uses a variety of raw materials in manufacturing its products. Some of the Company's most important raw materials include steel rod (from which steel wire is drawn), coil steel, woven and nonwoven fabrics, aluminum ingot, aluminum scrap, angle iron, sheet steel, various woods, textile scrap, foam chemicals, foam scrap, and plastic.

          Substantially all of the Company's requirements for steel wire, an important material in many of the Company's products, are supplied by Company-owned wire drawing mills. A substantial portion of the steel rod used by these wire drawing mills is purchased pursuant to a rod supply agreement with a major steel rod producer. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, slit coil steel, welded steel tubing, textile fibers, dimension lumber and aluminum ingot.

          Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

          Patents and Trademarks. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. The Company's more significant trademarks include those listed with the Company's principal products.

          Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at several of its other facilities. The Company is unable to precisely calculate the cost of research and development since the personnel involved in product and machinery development also spend portions of their time in other areas. However, the Company believes the cost of research and development was approximately $6 million in 1994 and $5 million in 1993 and 1992.

          Employees. The Company has approximately 16,000 employees of whom approximately 12,500 are engaged in production. Approximately 37% of the Company's production employees are represented by labor unions.

          The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 1994. Management is not aware of any circumstance which is likely to result in a material work stoppage related to the negotiations of any contracts expiring during 1995.

          Competition. The markets for the Company's products are highly competitive in all aspects. There are numerous companies offering products which compete with those products offered by the Company. The primary competitive factors in the Company's industry include price, product quality, customer service and product warranties. The Company believes it is the largest supplier in the United States of a diverse range of components to the furnishings industry.

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

          From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency (EPA) ordered one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary successfully appealed the EPA's order. On June 27, 1994, the EPA indicated it planned to issue a new, similar order. The subsidiary, the EPA and the Florida Department of Environmental Protection
(FDEP) are negotiating an agreement to investigate and, if necessary, take corrective action to resolve the dispute. Estimated costs to perform an agreed upon investigation and any related corrective actions are not material and have been provided for in the financial statements as of December 31, 1994. If current negotiations with the EPA and the FDEP are unsuccessful, and the EPA issues a new order, the subsidiary expects it would appeal the new order. If this appeal were unsuccessful, the costs to perform any required investigation and, if necessary, corrective action cannot be reasonably estimated. One-half of any costs, including the costs of voluntary actions, would be reimbursed to the Company under a contractual obligation of a former joint owner of the subsidiary. No provision for the costs of performing investigation and corrective action beyond any agreed upon investigation and remediation mentioned above has been recorded in the Company's financial statements. If any such additional investigation and corrective action is required, management believes the possibility of a material adverse effect on the Company's consolidated financial condition or results of operations is remote.

ITEM 2.   PROPERTIES

          The Company has approximately 150 locations in North America, including 32 states in the United States. The Company's most important physical
properties are its manufacturing plants.   These manufacturing plants include
five wire drawing mills, three welded steel tubing mills and approximately 50 major manufacturing facilities. The balance of the Company's locations are engaged in assembly, warehousing, sales, administration or research and development. In addition, the Company has several locations in foreign countries. Its corporate headquarters are located in Carthage, Missouri.

          Most of the Company's major manufacturing plants are owned by the Company. The Company also conducts certain of its operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. For additional information regarding lease obligations, reference is made to Note E of the Notes to Consolidated Financial Statements.

          Properties of the Company include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of its products.

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

ITEM 4.   SUBMISSION  OF  MATTERS  TO A  VOTE  OF  SECURITY  HOLDERS

          Not Applicable.

                                   PART  II

ITEM 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED
          SHAREHOLDER  MATTERS

     Leggett & Platt's common stock is listed on The New York and Pacific Stock Exchanges with the trading symbol LEG. The Company's initial public offering was on March 29, 1967, and the shares were first listed on The New York Stock Exchange on June 25, 1979. The table below highlights quarterly and annual stock market information for the last two years.

                           PRICE RANGE
                       --------------------    VOLUME OF    DIVIDEND
                          HIGH        LOW    SHARES TRADED  DECLARED
                       -----------  -------  -------------  --------
1994:
     Fourth Quarter      $37.875    $33.375    4,124,900      $.16
     Third Quarter        40.000     33.250    6,716,300       .16
     Second Quarter       45.500     35.500    5,715,600       .15
     First Quarter        49.500     41.625    4,419,700       .15

     For the Year         49.500     33.250   20,976,500       .62

1993:
     Fourth Quarter      $50.000    $40.500    3,338,100      $.14
     Third Quarter        46.750     37.000    4,463,200       .14
     Second Quarter       39.125     32.875    3,073,400       .13
     First Quarter        39.625     34.125    3,897,300       .13

     For the Year         50.000     32.875   14,772,000       .54

Price and volume data reflect composite transactions and prices as reported daily by The Wall Street Journal.

     At February 24, 1995 the Company had 8,087 shareholders of record.

ITEM  6.  SELECTED  FINANCIAL  DATA

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                                                       1994      1993      1992      1991      1990
                                                     --------  --------  --------  --------  --------
(Dollar amounts in millions, except per share data)
   SUMMARY OF OPERATIONS
     Net sales.....................................  $1,858.1  $1,526.7  $1,315.0  $1,221.4  $1,231.3
     Earnings from continuing operations...........     115.4      85.9      65.4      40.0      30.2
     Earnings per share............................      2.78      2.09      1.64      1.08       .82
     Cash dividends declared per share.............       .62       .54       .46       .43       .42
   SUMMARY OF FINANCIAL POSITION
     Total assets..................................  $1,119.9  $  901.9  $  772.0  $  746.7  $  768.8
     Long-term debt................................     204.9     165.8     147.9     232.7     269.4

______________________
A restructuring charge of $20.3 pre-tax and $14.3 after tax, or $.39 per share is included in 1990.


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

   Financial planning to meet these needs reflects management's belief that the Company should never be forced to expand its capital resources, whether debt or equity, at a time not of its choosing. Management also believes that financial flexibility is more important than maximization of earnings through excessive leverage. Therefore, management continuously provides for available credit in excess of projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

   Internally generated funds provided $419.1 million in capital during the last three years. Long-term debt outstanding was 23% of total capitalization at the end of all three years. Obligations having scheduled maturities are the base "layer" of the Company's debt capital. At the end of 1994, these obligations totaled $146.6 million, consisting primarily of privately placed institutional loans and tax-exempt industrial development bonds. At the end of 1993, debt with scheduled maturities totaled $122.3 million, which was up from $112.5 million a year earlier.

   Near the end of July 1994, the Company issued $25 million in unsecured privately placed debt under a medium-term note program. These notes were issued with average lives of approximately eight years and fixed interest rates averaging 7.6%. Proceeds from the notes were used to repay a portion of the Company's revolving credit. In 1993, the Company issued $50 million of medium-term notes near the end of the third quarter. These notes were issued with average lives of approximately nine years and fixed interest rates averaging 5.8%. Debt of a company acquired in a September 1993 pooling of interests transaction was repaid with the majority of the proceeds from these notes. In 1992, the Company also issued $26 million of medium term notes near the beginning of the fourth quarter. These notes were issued with average lives of approximately five years and fixed interest rates averaging 6.2%. Proceeds of the notes issued in 1992 were used to repay debt outstanding under the Company's revolving bank credit agreements.

     In March 1992, substantially all of the $40 million of 6 1/2% convertible subordinated debentures, which had been outstanding at the end of 1991, were converted into 2.1 million shares of the Company's common stock. The resulting increase in shareholders' equity enhanced the Company's flexibility in capital management.

     In November 1994, Standard & Poor's and Moody's, the nation's leading debt rating agencies, both increased their ratings of the Company's senior debt. Standard & Poor's increased its rating to A from A-, and Moody's increased its rating to A2 from A3.

     The Company's second "layer" of debt capital consists of revolving credit agreements with seven banks. Over the years, management has renegotiated these bank credit agreements and established a commercial paper program to keep pace with the Company's projected growth and to maintain highly flexible sources of debt capital. The credit under these arrangements has been a long-term obligation. If needed, however, the credit is also available for short-term borrowings and repayments. In 1994, there was $58.3 million in revolving debt/commercial paper outstanding at the end of the year, up from $43.5 million in 1993 and $35.4 million in 1992. These increases reflected a portion of funds borrowed to finance cash acquisitions. Internally generated funds were used, as available, to reduce debt outstanding during the last three years. Additional details of long-term debt outstanding, including scheduled maturities, revolving credit and commercial paper are discussed in Note D of the Notes to Consolidated Financial Statements.

     The following table shows, in millions, the Company's capitalization at the end of the three most recent years. It also shows the amount of additional capital available through the revolving bank credit agreements. The amount of cash and cash equivalents is also shown.

                                        1994    1993    1992
                                       ------  ------  ------
Long-term debt outstanding:
  Scheduled maturities..............   $146.6  $122.3  $112.5
  Revolving credit/commercial paper.     58.3    43.5    35.4
                                       ------  ------  ------
     Total long-term debt...........    204.9   165.8   147.9
Shareholders' equity................    625.2   515.6   441.6
Unused committed credit.............    156.7   116.5   139.6
Cash and cash equivalents...........      2.7      .4     5.2

     Net capital investments to modernize and expand manufacturing capacity internally totaled $164.8 million in the last three years. During this period, the Company also employed $162.6 million in cash (net of cash acquired) and issued 2.3 million shares of common stock in acquisitions. During 1994, the Company acquired ten businesses for $78.8 million in cash (net of cash acquired) and .6 million shares of common stock. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. Cash dividends on the Company's common stock totaled $67.6 million in the last three years.

     The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. In addition, the Company has the availability of short-term uncommitted credit from several banks. However, there was no short-term debt outstanding at the end of any of the last three years.

     Working capital increased $78.2 million in the last three years. To gain additional flexibility in capital management and to improve the rate of return on shareholders' equity, the Company continuously seeks efficient use of working capital. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by the timing of the Company's acquisitions.

                                            1994  1993  1992
                                            ----  ----  ----
Working capital turnover (excluding cash
  and cash equivalents)...................   6.4x  6.1x  5.8x
Trade receivables turnover................   8.2   8.3   8.3
Inventory turnover........................   6.2   6.0   5.7

     Future commitments under lease obligations are described in Note E and contingent obligations in connection with environmental and other matters are discussed in Note J of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general trends in the economy and the markets the Company serves, both in the furnishings industry and in a variety of diversified non-furnishings markets. The Company's growth strategy continues to include both internal programs and acquisitions which broaden product lines and provide for increased market penetration and operating efficiencies. With a continuing emphasis on the development of new and improved products and advancements in production technology, the Company is able to consistently offer high quality products, competitively priced.

     Trends in the general economy were favorable during the last three years. During 1994, economic growth increased as the year progressed. Despite higher interest rates, spending on furnishings and other durable goods increased more than most economists and industry analysts anticipated. Demand also improved in the diversified non-furnishings markets the Company serves. In 1993, economic growth increased in the fourth quarter, following more modest growth during most of the year. Markets generally reacted favorably to lower long-term interest rates and increased availability of credit. During 1992, a post-election increase in overall confidence led to increased spending and accelerated growth in the economy. However, compared with previous first year recoveries from recessionary lows, economic growth and demand for the Company's furnishings and diversified products was modest during most of 1992.

     Many forecasters are currently anticipating further 1995 growth in the economy and the markets the Company serves. While the rate of growth may be slower this year, economic conditions should remain healthy, with hopefully moderate overall inflation. The long-term outlook for overall business conditions should also remain favorable if the Federal Reserve Board proves to be successful in its attempts to restrain inflationary expectations and slow economic growth.

     The Company's consolidated net sales increased 22% in 1994 and 16% in 1993, when compared with prior years. Excluding acquisitions, sales would have increased 10% in both of the last two years. These increases primarily reflected higher unit volumes, plus some price increases implemented in response to increases in prices for raw materials.

     While the percentage and timing of increases in the Company's selling prices varied considerably, the largest 1994 increases were concentrated in aluminum products. In 1993, price increases were concentrated in the Company's steel and wire products. However, some of the 1993 and additional 1994 cost increases the Company experienced in operations producing steel products were not passed along until the end of 1994.

     In 1992, consolidated net sales increased 8% over 1991, due almost entirely to higher unit volumes. The Company was able to refrain from raising prices in 1992 as previously weaker economic conditions had reduced inflation for most raw materials.

     The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.

                              1994    1993    1992
                              ----    ----    ----
Gross profit margin.........  23.1%   22.9%   22.8%
Pre-tax profit margin.......  10.2     9.2     8.1
Net profit margin...........   6.2     5.6     5.0
Effective income tax rate...  39.1    39.1    38.5
Interest coverage ratio.....  20.3x   14.8x    8.9x

     The Company's profit margins, like sales, continued to improve in the last three years. The 1994 gross profit margin increased slightly from 1993, primarily reflecting improved market conditions in the aluminum and foam industries and gains in overall manufacturing efficiencies on higher volume. These favorable factors more than offset cost/price pressures the Company continued to experience in operations producing steel products for the furnishings industry and diversified non-furnishings markets. The 1993 gross profit margin was substantially unchanged from 1992. Operating efficiencies resulting from increased sales and production, cost cutting, and constant attention to cost containment were largely offset by inflation in prices for some key raw materials. Reflecting this inflation, LIFO expense reduced the gross profit margin by 0.2% in both of the last two years. This was in sharp contrast to 1992, when LIFO income slightly increased the gross profit margin. The replacement cost of the LIFO inventory is discussed in Note A of the Notes to Consolidated Financial Statements.

     The pre-tax profit margin in 1994 increased to 10.2%. This improvement reflected a 0.4% reduction in total selling, distribution and administrative expenses, as a percentage of sales. In addition, interest expense and other deductions, net of other income, decreased slightly as a percentage of sales.

     The 1993 pre-tax profit margin increased to 9.2% of sales. This improvement primarily reflected a 0.7% reduction in selling, distribution and administrative expenses, as a percentage of sales. Increased efficiencies and reduced bad debt expense contributed to the improvement in operating expense ratios. These factors and a slight increase in other income more than offset one time charges related to acquisitions and the Company's implementation of new accounting statements issued by the Financial Accounting Standards Board. Interest expense, as a percentage of sales, was reduced 0.4% and further improved the pre-tax profit margin. Reduced debt outstanding (before 1993 acquisitions) and lower interest rates were reflected in this improvement.

     The effective income tax rate was 39.1% in both of the last two years and 38.5% in 1992. In the third quarter of 1993, corporate federal income tax rates were increased from 34% to 35%, retroactive to January 1, 1993. Additional details of income taxes for the last three years are discussed in Note H of the Notes to Consolidated Financial Statements.

Item  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The Consolidated Financial Statements and supplementary data included in this Report begin on page 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 1995, said section being incorporated by reference, for a description of the directors of the Company.

        The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are elected annually by the Board of Directors at the first meeting of directors following the Annual Meeting of Shareholders.

        The description of the executive officers of the Company is as follows:

       NAME                 AGE                                 POSITION
       ----                 ---                                 --------
Harry M. Cornell, Jr.        66  Chairman of the Board and Chief Executive Officer

Felix E. Wright              59  President, Chief Operating Officer and Director

Roger D. Gladden             49  Senior Vice President and President--Commercial Products Group

Michael A. Glauber           52  Senior Vice President, Finance and Administration (Principal Financial
                                 Officer and Principal Accounting Officer)

David S. Haffner             42  Senior Vice President and President--Furniture and Automotive
                                 Components Group

Robert A. Jefferies, Jr.     53  Senior Vice President, Mergers, Acquisitions and Strategic Planning
                                 and Director

Duane W. Potter              63  Senior Vice President and President--Bedding Components Group


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

        Felix E. Wright was elected President in 1985 and has served as Chief Operating Officer since 1979.

        Roger D. Gladden was elected Senior Vice President in 1992. Mr. Gladden has been President--Commercial Products Group since 1984 and previously served as Vice President--Administration.

        Michael A. Glauber was elected Senior Vice President, Finance and Administration in 1990. Mr. Glauber was elected Vice President--Finance in 1979 and Vice President--Finance and Treasurer in 1980.

        David S. Haffner was elected Senior Vice President and President-- Furniture and Automotive Components Group in 1992. Mr. Haffner was appointed President--Furniture Components Group in 1985 and was elected Vice President of the Company in 1985.

        Robert A. Jefferies, Jr. was elected Senior Vice President, Mergers, Acquisitions and Strategic Planning in 1990. Mr. Jefferies formerly served as Vice President and the Senior Vice President, General Counsel and Secretary of the Company from 1977 through 1992.

        Duane W. Potter was elected Vice President in 1978 and Senior Vice President in 1983. Mr. Potter has been President--Bedding Components Group since 1985.

ITEM 11.  EXECUTIVE COMPENSATION

        The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 1995, is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 1995, is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 1995 is incorporated by reference.

                                   PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          1.    Financial Statements
                --------------------

                The Financial Statements listed below are included in this Report:

                * Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1994

                *  Consolidated Balance Sheets at December 31, 1994 and 1993

                * Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1994

                * Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1994

                *  Notes to Consolidated Financial Statements

                *  Report of Independent Accountants

          2.    Financial Statement Schedules
                -----------------------------

                Report of Independent Accountants on Financial Statement
                Schedule

                Schedule for each of the years in the three year period ended December 31, 1994

                VIII -- Valuation and Qualifying Accounts and Reserves

          All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

          3.    Exhibits - See Exhibit Index.
                --------

          4.    Reports on Form 8-K filed during the last quarter
                -------------------------------------------------
                of 1994:    None.
                --------

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Quarterly Summary of Earnings............................................  15

Consolidated Statements of Earnings......................................  16

Consolidated Balance Sheets..............................................  17

Consolidated Statements of Cash Flows....................................  18

Consolidated Statements of Changes in Shareholders' Equity...............  19

Notes to Consolidated Financial Statements...............................  20

Report of Independent Accountants........................................  30

                         QUARTERLY SUMMARY OF EARNINGS
                Leggett & Platt, Incorporated and Subsidiaries


(Unaudited)
(Dollar amounts in millions, except per share data)

                                                     Quarter
Year ended December 31, 1994        First    Second   Third    Fourth    Total

Net sales                           $434.6   $448.8   $482.6   $492.1   $1,858.1
Gross profit                          98.6    104.3    110.6    115.5      429.0
Earnings before income taxes          42.8     46.6     49.9     50.2      189.5
Net earnings                          26.0     28.2     30.2     31.0      115.4
                                    ======   ======   ======   ======   ========

Earnings per share                  $  .63   $  .68   $  .73   $  .74   $  2 .78
                                    ======   ======   ======   ======   ========


Year Ended December 31, 1993

Net sales                           $363.0   $371.7   $395.4   $396.6   $1,526.7
Gross profit                          82.5     85.4     91.1     90.0      349.0
Earnings before income taxes          32.1     34.4     37.1     37.4      141.0
Net earnings                          19.6     21.0     22.3     23.0       85.9
                                    ======   ======   ======   ======   ========

Earnings per share                  $  .48   $  .51   $  .54   $  .56   $   2.09
                                    ======   ======   ======   ======   ========

                      CONSOLIDATED STATEMENTS OF EARNINGS
                Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)

Year ended December 31                                  1994       1993       1992
Net sales                                             $1,858.1   $1,526.7   $1,315.0

Cost of goods sold                                     1,429.1    1,177.7    1,015.1
                                                      --------   --------   --------

      Gross profit                                       429.0      349.0      299.9

Selling, distribution and administrative expenses        227.0      192.4      175.2
Interest expense                                           9.8       10.2       13.5
Other (income) and deductions, net                         2.7        5.4        4.8
                                                      --------   --------   --------

      Earnings before income taxes                       189.5      141.0      106.4
Income taxes                                              74.1       55.1       41.0
                                                      --------   --------   --------

      Net earnings                                    $  115.4   $   85.9   $   65.4
                                                      ========   ========   ========

      Earnings per share                              $   2.78   $   2.09   $   1.64
                                                      ========   ========   ========


The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS
                Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions)
December 31                                                                 1994           1993

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                $    2.7       $     .4
 Trade receivables, less allowance of $7.5 in 1994 and $7.2 in 1993          245.3          194.6
 Other receivables                                                             9.0           10.1
 Inventories
   Finished goods                                                            134.5          113.3
   Work in process                                                            32.1           23.8
   Raw materials and supplies                                                103.1           82.2
   LIFO reserve                                                              (14.2)         (10.2)
                                                                          --------       --------
    Total inventories                                                        255.5          209.1
 Other current assets                                                         32.2           21.4
                                                                          --------       --------
    Total current assets                                                     544.7          435.6

PROPERTY, PLANT AND EQUIPMENT - AT COST
 Machinery and equipment                                                     430.1          346.5
 Buildings and other                                                         246.9          204.9
 Land                                                                         22.5           19.8
                                                                          --------       --------
                                                                             699.5          571.2
 Less accumulated depreciation                                               303.5          258.1
                                                                          --------       --------
    Net property, plant and equipment                                        396.0          313.1

OTHER ASSETS
 Excess cost of purchased companies over net assets acquired,
  less accumulated amortization of $14.4 in 1994 and $11.4 in 1993           115.1           93.0
 Other intangibles, less accumulated amortization of $12.5 in 1994 and
  $11.3 in 1993                                                               27.4           25.7
 Sundry                                                                       36.7           34.5
                                                                          --------       --------
    Total other assets                                                       179.2          153.2
                                                                          --------       --------

    TOTAL ASSETS                                                          $1,119.9       $  901.9
                                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt                                     $    3.9       $    1.4
 Accounts payable                                                             89.9           74.1
 Income taxes                                                                  9.5            1.6
 Accrued expenses                                                             96.5           65.3
 Other current liabilities                                                    33.1           23.8
                                                                          --------       --------
    Total current liabilities                                                232.9          166.2

LONG-TERM DEBT                                                               204.9          165.8
OTHER LIABILITIES                                                             14.7           11.1
DEFERRED INCOME TAXES                                                         42.2           43.2

SHAREHOLDERS' EQUITY
 Capital stock
   Preferred stock-authorized, 100,000,000 shares; none issued
   Common stock-authorized, 300,000,000 shares of $.01 par value; issued
    41,608,174 and 40,325,961 shares in 1994 and 1993, respectively             .4             .4
   Additional contributed capital                                            134.7          117.3
   Retained earnings                                                         496.5          401.0
   Cumulative translation adjustment                                          (6.1)          (2.8)
   Less treasury stock-at cost (11,065 and 7,578 shares in 1994 and 1993,
    respectively)                                                             ( .3)         (  .3)
                                                                          --------       --------
    Total shareholders' equity                                               625.2          515.6
                                                                          --------       --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,119.9      $   901.9
                                                                          ========      =========

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions)

Year ended December 31                                     1994      1993      1992

OPERATING ACTIVITIES
  Net earnings                                            $ 115.4   $  85.9   $ 65.4
  Adjustments to reconcile net earnings to net
   cash provided by operating activities
    Depreciation                                             48.8      39.1     36.5
    Amortization                                              8.1       6.2      6.1
    Deferred income tax (benefit) expense                    (6.6)      8.6     (2.4)
    Other                                                     2.0      ( .9)     1.6
    Other changes, net of effects from
     purchases of companies
      Increase in accounts receivable, net                  (29.1)     (9.2)   (24.1)
      Increase in inventories                               (22.2)     (4.4)    (8.3)
      (Increase) decrease in other current assets            (4.9)     (2.9)      .8
      Increase in current liabilities                        61.5      23.3     24.8
                                                          -------   -------   ------

        Net Cash Provided by Operating Activities           173.0     145.7    100.4

INVESTING ACTIVITIES
  Additions to property, plant and equipment                (88.5)    (54.2)   (35.8)
  Proceeds from sales of property, plant and equipment        1.0       2.8      9.9
  Purchases of companies, net of cash acquired              (78.8)    (78.0)    (5.8)
  Other                                                      ( .3)       --     (3.5)
                                                          -------   -------   ------

        Net Cash Used for Investing Activities             (166.6)   (129.4)   (35.2)

FINANCING ACTIVITIES
  Additions to debt                                          49.1      58.1     35.9
  Payments on debt                                          (29.6)    (57.8)   (85.4)
  Dividends paid                                            (25.4)    (21.1)   (21.1)
  Other                                                       1.8      ( .3)    (2.0)
                                                          -------   -------   ------

        Net Cash Used for Financing Activities               (4.1)    (21.1)   (72.6)
                                                          -------   -------   ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2.3      (4.8)    (7.4)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                   .4       5.2     12.6
                                                          -------   -------   ------

CASH AND CASH EQUIVALENTS--END OF YEAR                    $   2.7   $    .4   $  5.2
                                                          =======   =======   ======

SUPPLEMENTAL INFORMATION
  Interest paid                                           $   9.2   $  16.7   $ 12.7
  Income taxes paid                                          68.1      45.3     43.6
  Liabilities assumed of acquired companies                  40.4      21.8       --
  Common stock issued for acquired companies                 13.8       2.0      4.3
  Common stock issued for conversion of debentures             --        --     39.9
                                                          =======   =======   ======


The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)
                                                                      Additional                 Cumulative       Treasury Stock
                                                           Common     Contributed    Retained    Translation   --------------------
                                                            Stock       Capital      Earnings    Adjustment     Cost       Shares

BALANCES--JANUARY 1, 1992                                  $ 19.4      $  40.9       $ 287.5      $   .8      $ (2.3)       90,697

Common stock issued (1,629,297 shares)                        1.6         47.3
Net treasury stock issued and purchased                                     .1                                  (2.0)       38,824
Tax benefit related to stock options                                       1.2
Additional shares issued in two-for-one stock
   split effected in the form of a stock dividend
   June 15, 1992 (18,932,239 shares)                         18.9        (18.9)                                              6,675
Translation adjustment                                                                              (1.6)
Retained earnings of pooled
   company at date of acquisition                                                         .6
Net earnings for the year                                                               65.4
Cash dividends declared ($.46 per share)                                               (17.3)
                                                           ------      -------       -------      ------      ------      --------

BALANCES--DECEMBER 31, 1992                                  39.9         70.6         336.2        ( .8)       (4.3)      136,196

Common stock issued (376,314 shares)                           .2          6.2
Net treasury stock issued and purchased                                   ( .3)                                  4.0      (128,618)
Tax benefit related to stock options                                       1.1
Change in par value of common stock                         (39.7)        39.7
Translation adjustment                                                                              (2.0)
Net earnings for the year                                                               85.9
Cash dividends declared ($.54 per share)                                               (21.1)
                                                           ------      -------       -------      ------      ------      --------

BALANCES--DECEMBER 31, 1993                                    .4        117.3         401.0        (2.8)       ( .3)        7,578

Common stock issued (1,282,213 shares)                                    17.0
Net treasury stock issued and purchased                                   ( .1)                                              3,487
Tax benefit related to stock options                                        .5
Translation adjustment                                                                              (3.3)
Retained earnings of pooled
   companies at date of acquisition                                                      5.5
Net earnings for the year                                                              115.4
Cash dividends declared ($.62 per share)                                               (25.4)
                                                           ------      -------       -------      ------      ------      --------

BALANCES--DECEMBER 31, 1994                                $   .4      $ 134.7       $ 496.5      $ (6.1)     $  (.3)       11,065
                                                           ======      =======       =======      ======      ======      ========

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)

December 31, 1994, 1993 and 1992

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its majority-owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation.

     ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     CASH EQUIVALENTS: Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments with original maturities of three months or less.

     INVENTORIES: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 70% of the inventories at December 31, 1994 and 1993. The first-in, first-out (FIFO) method is used for the remainder. The FIFO cost of inventories at December 31, 1994 and 1993 approximated replacement cost.

     DEPRECIATION, AMORTIZATION AND ASSET REALIZATION: Property, plant and equipment are depreciated by the straight-line method. The rates of depreciation range from 8.3% to 25% for machinery and equipment, 2.5% to 6.7% for buildings and 12.5% to 33% for other items. Accelerated methods are used for tax purposes. The excess cost of purchased companies over net assets acquired is amortized by the straight-line method over forty years. Other intangibles are amortized by the straight-line method over their estimated lives. Assets subject to periodic depreciation or amortization are evaluated for probable realization, and appropriate adjustment of their carrying value is made when realization is not assured. The excess cost of purchased companies over net assets acquired is evaluated using estimated undiscounted cash flows over the remaining amortization period.

     COMPUTATIONS OF EARNINGS PER SHARE: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents result from the assumed issuance of shares under stock option plans.

     CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: The Company specializes in manufacturing, marketing, and distributing components and other related products for the furnishings industry and diversified markets.
The Company's operations are principally in the United States, although the Company also has subsidiaries in Canada and Europe.

     The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers, some of which are highly leveraged. The Company maintains allowances for potential credit losses and such losses have generally been within management's expectations.

     From time to time, the Company will enter into forward exchange contracts to hedge equipment purchase commitments in foreign currencies. The amounts outstanding under the forward contracts at any point in time are not significant to the Company. The Company has minimal continuing exposures to other foreign currency transactions and interest rate fluctuations, none of which have been hedged by the use of derivative instruments.

     The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments. The carrying value of long-term debt approximates fair value due to the use of variable interest rates and recently issued fixed rate debt.

     INCOME TAXES: The Company provides for taxes on undistributed earnings of subsidiaries where appropriate. The tax effect of most such distributions would be significantly offset by available foreign tax credits.

                 Leggett & Platt, Incorporated and Subsidiaries

B -- ACQUISITIONS

     During 1994, the Company acquired certain assets of eight companies in exchange for $78.8 in cash and 22,378 shares of common stock, net of cash acquired, in transactions accounted for as purchases. These companies primarily specialize in manufacturing and distributing components and certain other products to the furnishings industry. The Company also issued 578,436 shares of common stock to acquire two companies during the year in transactions accounted for as poolings of interests. The Company elected not to restate its financial statements as the effect of the poolings was not material. The pooled companies specialize in manufacturing and distributing point-of-purchase display racks and other formed wire products to the furnishings and diversified industries. The following unaudited pro forma information shows the results of operations for the twelve months ended December 31, 1994 and 1993 as though the 1994 acquisitions discussed above had occurred on January 1 of each year presented. The pro forma amounts reflect, where appropriate, purchase accounting adjustments, interest on incremental borrowings and the tax effects thereof. This pro forma information is not necessarily indicative of either results of operations that would have occurred had the acquisitions been made on January 1 of each year or of future results of the combined companies.

                         1994       1993

Net sales              $1,971.4   $1,706.3
Net earnings              118.3       89.0
Earnings per share         2.81       2.13

     In September 1993, the Company issued 1,579,354 shares of common stock to acquire Hanes Holding Company (Hanes) in a transaction accounted for as a pooling of interests. Hanes' business consists of converting and distributing woven and nonwoven construction fabrics, primarily in the furnishings industry. In addition, Hanes is a commission dye/finisher of non-fashion fabrics for the furnishings and apparel industries. In another pooling of interests transaction, the Company issued 68,788 shares of common stock to acquire a company whose business is manufacturing furniture components for the furnishings industry. Prior year financial statements were restated for these poolings of interests.

     In September 1993, the Company acquired VWR Textiles & Supplies (through Hanes) which converts and distributes construction fabrics and manufactures and distributes other soft goods components to the furnishings industry. The purchase price of this acquisition was approximately $26.0. Also in 1993, the Company acquired full ownership of several wire drawing mills which previously
had been jointly owned.   This transaction involved $33.0 in cash and the
assumption of approximately $3.6 of long-term debt. In addition, the Company acquired several smaller companies during 1993 which primarily manufacture and distribute products to the furnishings industry.

     During 1992, the Company acquired the assets of one small company that primarily manufactures bedding and furniture components for the furnishings industry. The purchase price of this acquisition was approximately $5.8.

     Also during 1992, the Company acquired a business accounted for as a pooling of interests. The business primarily manufactures bedding and furniture components for the furnishings industry. In exchange for all of the outstanding capital stock of the business, the Company issued 100,903 shares of its common stock. The Company elected not to restate prior year's financial statements as the effect of the pooling was not material.

     The results of operations of these acquired companies, except the 1993 poolings, have been included in the consolidated financial statements since the dates of acquisition.

                 Leggett & Platt, Incorporated and Subsidiaries

C -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31 consist of the following:

                                                             1994     1993
Accrued expenses
    Wages and commissions payable                           $ 27.7   $ 19.1
    Worker's compensation, medical, auto
        and product liability insurance                       33.0     22.0
    Other                                                     35.8     24.2
                                                            ------   ------

                                                            $ 96.5   $ 65.3
                                                            ======   ======

Other current liabilities
    Outstanding checks in excess of book balances           $ 26.1   $ 13.1
    Other                                                      7.0     10.7
                                                            ------   ------

                                                            $ 33.1   $ 23.8
                                                            ======   ======

D -- LONG-TERM DEBT

     Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

                                                             1994     1993
Medium-term notes, fixed interest rates of 6.4% and 6.0%
  for 1994 and 1993, respectively, due dates through 2008   $103.5   $ 78.5
Revolving credit agreements, variable interest rates of
   6.5% and 3.4% for 1994 and 1993, respectively              43.3     43.5
Commercial paper, variable interest rates of
  6.1% for 1994, due dates in 1995                            15.0       --
Industrial development bonds, variable interest rates of
  6.1% and 3.2% for 1994 and 1993, respectively,
  due dates through 2030                                      32.3     32.3
Industrial development bonds, fixed interest rates of
  6.9% and 7.6% for 1994 and 1993, respectively,
  due dates through 2024                                       5.5      7.6
Other, partially secured                                       9.2      5.3
                                                            ------   ------
                                                             208.8    167.2
Less current maturities                                        3.9      1.4
                                                            ------   ------

                                                            $204.9   $165.8
                                                            ======   ======

                 Leggett & Platt, Incorporated and Subsidiaries

D -- LONG-TERM DEBT (CONTINUED)

     The revolving credit agreements provide for a maximum line of credit of $200.0. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving agreements. Any outstanding balances at the end of the third year of the revolving credit agreements may be converted into term loans payable in ten equal semi-annual installments. Commitment fees during the revolving agreement period are 3/16 of 1% per annum of the unused credit line, payable on a quarterly basis.

     Commercial paper is classified as long-term debt since the Company intends to refinance it on a long-term basis either through continued issuance or unused credit available under the revolving credit agreements.

     The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts and restrict payments of dividends. Unrestricted retained earnings available for dividends at December 31, 1994 were approximately $170.9.

     Maturities of long-term debt for each of the five years following 1994 are:


Year ended December 31
      1995                   $ 3.9
      1996                     4.0
      1997                    32.4
      1998                    25.5
      1999                    22.4

E -- LEASE OBLIGATIONS

     The Company conducts certain of its operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

     Total rental expense entering into the determination of results of operations was approximately $18.0, $17.4 and $16.8 for the years ended December 31, 1994, 1993 and 1992, respectively.

     Future minimum rental commitments for all long-term noncancelable operating leases are as follows:


Year ended December 31

     1995                    $10.0
     1996                      7.1
     1997                      4.6
     1998                      2.5
     1999                      1.0
     Later years               1.0
                             -----
                             $26.2
                             =====

     The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

                 Leggett & Platt, Incorporated and Subsidiaries

F -- CAPITAL STOCK

     At December 31, 1994, the Company had 3,266,540 common shares authorized for issuance under stock option plans. Generally, options are granted at not less than quoted market value on the date of grant and become exercisable in varying installments, beginning 6 to 18 months after the date of grant. However, options may be granted at less than market value to replace existing options of an acquired company or in lieu of compensation. Options exercisable were 538,786 and 310,999 at December 31, 1994 and 1993, respectively.

     Other data regarding the Company's stock options is summarized below:

                                    Per
                                   share
                         Shares    price    Total
Outstanding at
  January 1, 1993      1,532,420   $ 7-23   $28.6
    Granted              170,191    33-43     6.8
    Exercised           (254,132)    7-23    (3.1)
    Forfeited            (29,893)   11-42     (.6)
                       ---------   ------   -----
Outstanding at
  December 31, 1993    1,418,586     7-43    31.7
    Granted              184,431     1-43     3.3
    Exercised           (160,032)    1-23    (2.5)
    Forfeited            (52,357)   15-42    (1.4)
                       ---------   ------   -----
Outstanding at
  December 31, 1994    1,390,628   $ 1-43   $31.1
                       =========   ======   =====

     The Company has also authorized shares for issuance in connection with certain employee stock benefit plans discussed in Note G.

     In 1993, the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation reducing the par value of Common Stock to $.01 from $1.00. The amendment provided that the stated capital of the Company would not be affected as of the date of the amendment. Accordingly, stated capital of the Company exceeds the amount reported as common stock in the financial statements by approximately $39.0.

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

                  Leggett & Platt, Incorporated and Subsidiaries

G -- EMPLOYEE BENEFIT PLANS (CONTINUED)

     Information at December 31, 1994, 1993 and 1992 as to the funded status of Company sponsored defined benefit plans, net pension income from the plans for the years then ended and weighted average assumptions used in the calculations are as follows:


                                            1994      1993      1992
Funded Status
 Actuarial present value
    of benefit obligations
      Vested benefits                      $(50.5)   $(46.3)   $(37.2)
      Nonvested benefits                      (.6)      (.6)      (.4)
                                           ------    ------    ------

 Accumulated benefit obligations            (51.1)    (46.9)    (37.6)
 Provision for future
    compensation increases                   (3.6)     (3.3)     (3.7)
                                           ------    ------    ------

  Projected benefit obligations             (54.7)    (50.2)    (41.3)
  Plan assets at fair value                  75.2      78.1      65.7
                                           ------    ------    ------

  Plan assets in excess of projected
    benefit obligations                      20.5      27.9      24.4
  Unrecognized net experience gain           ( .4)     (9.6)     (7.4)
  Unrecognized net transition asset          (4.1)     (4.6)     (5.3)
                                           ------    ------    ------

  Prepaid pension costs included
    in other assets                        $ 16.0    $ 13.7    $ 11.7
                                           ======    ======    ======

Components of Pension Income (Expense)
  Service cost                             $ (1.3)   $  (.9)   $  (.4)
  Interest cost                              (3.5)     (3.3)     (3.0)
  Actual return on plan assets               (1.9)     12.8       6.9
  Net amortization and deferral               9.0      (6.6)     (1.4)
                                           ------    ------    ------

  Net pension income from
    defined benefit plans                  $  2.3    $  2.0    $  2.1
                                           ======    ======    ======

Weighted Average Assumptions
   Discount rate                             7.50%     7.25%     8.36%
   Rate of increase in
      compensation levels                    5.17%     5.14%     5.17%
   Expected long-term rate of
      return on plan assets                  8.00%     8.00%     8.00%
                                           ======    ======    ======

     Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 294,000 shares of the Company's common stock at December 31, 1994.

     Contributions to union sponsored, multiemployer pension plans were $.2 in 1994, 1993 and 1992. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor

                Leggett & Platt, Incorporated and Subsidiaries

G -- EMPLOYEE BENEFIT PLANS (Continued)

contracts. As of 1994, the actuarially computed values of vested benefits for these plans were equal to or less than the net assets of the plans. Therefore, the Company would have no withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

     Net pension income, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $.9, $.7 and $.8 in 1994, 1993 and 1992, respectively.

     The Company also has a contributory stock purchase/stock bonus plan (SPSB
Plan), a non-qualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $3.3, $2.5 and $2.2 for 1994, 1993 and 1992, respectively.

     Under the DSP, eligible employees may purchase a maximum of 4,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 207,704, 181,306 and 237,713 during 1994, 1993 and 1992, respectively. Purchase prices ranged from $17 to $43 per share. Since inception of the DSP in 1982, a total of 2,328,117 shares have been purchased by employees.

H -- INCOME TAXES

     The components of earnings before income taxes are as follows:


Year ended December 31      1994     1993      1992

Domestic                   $172.7    $128.7   $ 97.6
Foreign                      16.8      12.3      8.8
                           ------    ------   ------

                           $189.5    $141.0   $106.4
                           ======    ======   ======

     Income tax expense is comprised of the following components:


Year ended December 31      1994      1993     1992
Current
  Federal                  $ 63.2    $ 34.5   $ 31.7
  State and local            10.9       7.4      7.7
  Foreign                     6.6       4.6      4.0
                           ------    ------   ------
                             80.7      46.5     43.4
Deferred
  Federal                    (6.2)      7.2     (1.6)
  State and local              .1       1.4      (.4)
  Foreign                     (.5)       --      (.4)
                           ------    ------   ------
                             (6.6)      8.6     (2.4)
                           ------    ------   ------

                           $ 74.1    $ 55.1   $ 41.0
                           ======    ======   ======


                 Leggett & Platt, Incorporated and Subsidiaries

H -- INCOME TAXES (CONTINUED)

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities at December 31, 1994 and 1993 are as follows:


December 31                        1994      1993

Property, plant and equipment     $(32.6)   $(31.6)
Accrued expenses                    23.0      14.4
Prepaid pension cost                (6.1)     (5.4)
Intangible assets                   (4.6)     (7.7)
Other, net                          (4.3)     (1.0)
                                  ------    ------

                                  $(24.6)   $(31.3)
                                  ======    ======

     Deferred tax assets and liabilities included in the consolidated balance sheet are as follows:


December 31                        1994      1993

Other current assets              $ 17.6    $ 11.9
Deferred income taxes              (42.2)    (43.2)
                                  ------    ------

                                  $(24.6)   $(31.3)
                                 =======    ======

     Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:


Year ended December 31                           1994   1993   1992

Statutory federal income tax rate                35.0%  35.0%  34.0%
Increases (decreases) in rate resulting from
  State taxes, net of federal benefit             3.8    4.0    4.5
  Restructuring benefit                            --     --   (1.8)
  Non-deductible expenses, primarily goodwill      .8     .7     .9
  Other                                           (.5)   (.6)    .9
                                                 ----   ----   ----

Effective tax rate                               39.1%  39.1%  38.5%
                                                 ====   ====   ====

     Tax benefits of approximately $2.0 associated with the Company's restructuring charge were not recognized during 1990. These tax benefits became available during 1992 and were recognized accordingly.

                 Leggett & Platt, Incorporated and Subsidiaries

I -- INDUSTRY SEGMENT INFORMATION

     The Company's operations principally consist of manufacturing, marketing and distributing components and related finished products for the furnishings industry. In addition, the Company supplies a diversified group of industries with products which are similar in manufacturing technology to its furnishings operations. Other than furnishings, no industry segment is significant.

     Operating profit is determined by deducting from net sales the cost of goods sold and the selling, distribution, administrative and other expenses attributable to the segment operations. Corporate expenses not allocated to the segments include corporate general and administrative expenses, interest expense and certain other income and deduction items which are incidental to the Company's operations. Capital expenditures, as defined herein, include amounts relating to acquisitions as well as internal expenditures. The identifiable assets of industry segments are those used in the Company's operations of each segment. Corporate identifiable assets include cash, land, buildings and equipment used in conjunction with corporate activities and sundry assets. Previously reported amounts have been restated to be consistent with current segment groupings. Financial information by segment is as follows:


Year ended December 31
                             Furnishings
                              Products    Diversified  Corporate   Consolidated
1994
Net sales                     $1,398.2       $459.9     $   --       $1,858.1
Operating profit                 153.4         54.7      (18.6)         189.5
Capital expenditures              91.5         30.1        3.9          125.5
Depreciation and
     amortization expense         42.8         12.2        1.9           56.9
Identifiable assets              834.2        244.6       41.1        1,119.9

1993
Net sales                     $1,195.8       $330.9     $   --       $1,526.7
Operating profit                 129.0         33.9      (21.9)         141.0
Capital expenditures              68.4         16.9        3.0           88.3
Depreciation and
     amortization expense         35.9          8.0        1.4           45.3
Identifiable assets              710.8        151.4       39.7          901.9

1992
Net sales                     $1,041.0       $274.0     $   --       $1,315.0
Operating profit                 104.4         27.2      (25.2)         106.4
Capital expenditures              30.8          6.8        3.0           40.6
Depreciation and
     amortization expense         34.1          6.8        1.7           42.6
Identifiable assets              592.1        125.2       54.7          772.0


                 Leggett & Platt, Incorporated and Subsidiaries

J -- CONTINGENCIES

     ENVIRONMENTAL: From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency (EPA) ordered one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary successfully appealed the EPA's order. On June 27, 1994, the EPA indicated it planned to issue a new, similar order. The subsidiary, the EPA and the Florida Department of Environmental Protection (FDEP) are negotiating an agreement to investigate and, if necessary, take corrective action to resolve the dispute. Estimated costs to perform an agreed upon investigation and any related corrective actions are not material and have been provided for in the financial statements as of December 31, 1994.

     If current negotiations with the EPA and the FDEP are unsuccessful, and the EPA issues a new order, the subsidiary expects it would appeal the new order.
If this appeal were unsuccessful, the costs to perform any required investigation and, if necessary, corrective action cannot be reasonably estimated. One-half of any costs, including the costs of voluntary actions, would be reimbursed to the Company under a contractual obligation of a former joint owner of the subsidiary. No provision for the costs of performing investigation and corrective action beyond any agreed upon investigation and remediation mentioned above has been recorded in the Company's financial statements. If any such additional investigation and corrective action is required, management believes the possibility of a material adverse effect on the Company's consolidated financial condition or results of operation is remote.

     OTHER RISKS: The Company obtains insurance for worker's compensation, automobile, product and general liability, property loss and medical claims. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates utilize the Company's prior experience and actuarial assumptions that are provided by the Company's insurance carrier. The total estimated liability for these losses at December 31, 1994 and 1993 was $33.0 and $22.0, respectively, and is included in accrued expenses. The increase in the liability from 1993 to 1994 is not indicative of a change in the Company's loss experience, but rather is due to a change in the procedure for funding these losses with the Company's insurance carrier.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and Subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

St. Louis, Missouri
February 14, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1995             LEGGETT & PLATT, INCORPORATED



                                   By:     /s/  HARRY M. CORNELL, JR.
                                       ----------------------------------
                                                Harry M. Cornell, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                   Date
---------                                    -----                   ----
(a)  PRINCIPAL EXECUTIVE OFFICER:



   /S/  HARRY M. CORNELL, JR.      Chairman of the Board,      March 28, 1995
---------------------------------  Chief Executive Officer
Harry M. Cornell, Jr.              and Director

(b)  PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:



  /S/  MICHAEL A. GLAUBER          Senior Vice President,      March 28, 1995
---------------------------------  Finance & Administration
   Michael A. Glauber

(c)  DIRECTORS:


HERBERT C. CASTEEL  *                       Director
---------------------------------
Herbert C. Casteel

ROBERT TED ENLOE, III  *                    Director
---------------------------------
Robert Ted Enloe, III

RICHARD T. FISHER  *                        Director
---------------------------------
Richard T. Fisher

FRANK E. FORD, JR.  *                       Director
---------------------------------
Frank E. Ford, Jr.

Signature                                    Title                   Date
---------                                    -----                   ----

ROBERT A. JEFFERIES, JR.  *                 Director
---------------------------------
Robert A. Jefferies, Jr.

ALEXANDER M. LEVINE  *                      Director
---------------------------------
Alexander M. Levine

RICHARD L. PEARSALL  *                      Director
---------------------------------
Richard L. Pearsall

MAURICE E. PURNELL, JR.  *                  Director
---------------------------------
Maurice E. Purnell, Jr.

FELIX E. WRIGHT  *                          Director
---------------------------------
Felix E. Wright



*  By     /s/ ERNEST C. JETT                                   March 28, 1995
      ___________________________
      Ernest C. Jett
      Attorney-in-Fact pursuant
      to Power of Attorney
      dated as of February 8, 1995

                                             EXHIBIT INDEX

                                                                                               SEQUENTIAL
EXHIBIT NO.                                    DESCRIPTION                                     PAGE NO.
-----------                                    -----------                                     ----------
 3.1         The Restated Articles of Incorporation of the Company, filed as Exhibit 3 to
             Registrant's Form 10-Q for the quarter ended June 30, 1987, are incorporated by reference.

 3.2         Amendment to Restated Articles of Incorporation of the Company, filed as
             Exhibit 3.1 to Form S-4 (Registration No. 33-66238 which was filed with the Securities and Exchange Commission on July 19, 1993), is incorporated by reference.

 3.3         By-Laws of the Company as amended and restated as of August 11, 1993, filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended June
             30, 1993, are incorporated by reference.

 4.1         Article III of Registrant's Restated Articles of Incorporation, filed as
             Exhibit 3.1 above, is incorporated by reference.

 4.2         Rights Agreement dated February 15, 1989 between Registrant and The
             Chase Manhattan Bank, N.A., pertaining to preferred stock rights distributed by Registrant, filed as Exhibit 1 to Registrant's Form 8-A dated
             February 15, 1989, and Amendment No. 1 to Rights Agreement dated
             August 29, 1994, filed as Exhibit 3 to Registrant's Form 8-A/A dated
             September 8, 1994, are incorporated by reference.

 4.2A        Letter Agreement dated December 18, 1991 between Registrant and Mellon
             Securities Trust Company ("Mellon") relating to appointment of Mellon as
             Rights Agent under the Rights Agreement, filed as Exhibit 4.2A to
             Registrant's Form 10-K for the year ended December 31, 1991, is incorporated by reference.

10.1(1)      Employment Agreement between the Company and Mr. Cornell dated May
             9, 1979, as amended, filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1989, and Amendment No. 3 to Employment
             Agreement dated March 15, 1993, filed as Exhibit 10.1 to Registrant's
             Form 10-K for the year ended December 31, 1992, are incorporated by reference.

10.2(1)      Employment Agreement between the Company and Mr. Wright dated May
             1, 1981, as amended, filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1989, is incorporated by reference.

10.3(1)      Employment Agreement between the Company and Mr. Jefferies dated
             November 7, 1990, filed as Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 1990, and Amendment No. 1 to Employment
             Agreement dated January 1, 1993, filed as Exhibit 10.3 to Registrant's
             Form 10-K for the year ended December 31, 1992, are incorporated by reference.

                                       33


10.4(1)      Severance Benefit Agreement between the Company and Harry M. Cornell,
             Jr. dated May 9, 1984.

10.5(1) Severance Benefit Agreement between the Company and Felix E. Wright dated May 9, 1984.

10.6(1)      Severance Benefit Agreement between the Company and Robert A.
             Jefferies, Jr. dated May 9, 1984.

10.7(1)      Reference is made to Appendix A to Registrant's definitive Proxy Statement dated April 4, 1994 used in conjunction with Registrant's Annual Meeting of Shareholders held on May 11, 1994 for a copy of the Company's 1989
             Flexible Stock Plan, as amended, which is incorporated by reference.

10.8(1)      Summary description of the Company's Key Management Incentive
             Compensation Plan, filed as Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1993, which is incorporated by reference.

10.9(1)      Reference is made to description of certain long-term disability arrangements between Registrant and its salaried employees filed as Exhibit
             10.7 of Registrant's Form 10-K for the year ended December 31, 1991, which is incorporated by reference.

10.10(1)     Reference is made to Exhibit D to Registrant's definitive Proxy Statement dated April 1, 1986 used in conjunction with Registrant's Annual Meeting of Shareholders held on May 7, 1986 for a copy of the form of
             Indemnification Agreement approved by the shareholders of Registrant and entered into between Registrant and each of its directors and executive officers, which is incorporated by reference.

10.11(1)     Registrant's Director Stock Option Plan, filed as Appendix A to
             Registrant's definitive Proxy Statement dated March 31, 1989 used in conjunction with Registrant's Annual Meeting of Shareholders held on May
             10, 1989, and Amendment to Director Stock Option Plan dated May 13,
             1992, filed as Exhibit 10.10 to Registrant's Form 10-K for the year ended
             December 31, 1992, are incorporated by reference.

10.12(1)     Reference is made to Leggett & Platt, Incorporated Executive Stock
             Purchase Program adopted June 6, 1989 under the Company's 1989
             Flexible Stock Plan, and effective as of July 1, 1989, as amended on
             November 13, 1991, filed as Exhibit 10.11 of Registrant's Form 10-K for the year ended December 31, 1991, which is incorporated by reference.

10.13(1)     Stock Award Agreements between the Company and Felix E. Wright (dated
             July 27, 1993) and Harry M. Cornell, Jr. (dated December 20, 1993), filed as Exhibits 10.18 and 10.19, respectively, of Registrant's Form 10-K for the year ended December 31, 1993, are incorporated by reference.

10.14(1)     Stock Award Agreement dated July 5, 1994 between the Company and
             Felix E. Wright.

10.15(1)     Stock Award Agreement dated July 5, 1994 between the Company and
             Duane W. Potter.

                                       34


10.16(1)     Stock Award Agreement dated July 5, 1994 between the Company and
             David S. Haffner.

10.17(1) Stock Award Agreement dated December 20, 1994 between the Company and Harry M. Cornell, Jr.

10.18(1)     Summary description of the Company's Deferred Compensation Program.

11           Statement of Computation of Earnings Per Common Share.

21           Schedule of Subsidiaries of Registrant.

23           Consent of Independent Accountants.

24           Power of Attorney executed by members of the Company's Board of
             Directors regarding this Form 10-K and certain registration statements.

27           Financial Data Schedule


(1)     Denotes management contract or compensatory plan or arrangement.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated

     Our audits of the consolidated financial statements referred to in our report dated February 14, 1995, appearing on page 30 of Leggett & Platt, Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, also included an audit of the Financial Statement Schedule listed in Item 14-2 in Part IV of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

St. Louis, Missouri
February 28, 1995

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  For the three years ended December 31, 1994
                             (Amounts in millions)

                    Column A                           Column B     Column C     Column D    Column E
                    --------                         ------------   ---------   ----------  -----------
                                                                    Additions
                                                                     Charged
                                                      Balance at     to Costs               Balance at
                                                     Beginning of      and                    End of
                   Description                         Period        Expenses   Deductions    Period
                   -----------                       ------------   ---------   ----------  -----------
Year ended December 31, 1994
 Valuation reserve for non-operating
  sundry assets....................................         $1.7        $ .3        $  -           $2.0
                                                            ====        ====        ====           ====

 Allowance for doubtful receivables................         $7.2        $5.7        $5.4(B)        $7.5
                                                            ====        ====        ====           ====

Year ended December 31, 1993
 Valuation reserve for non-operating
  sundry assets....................................         $2.7        $ .2        $1.2(A)        $1.7
                                                            ====        ====        ====           ====

 Allowance for doubtful receivables................         $7.1        $2.8        $2.7(B)        $7.2
                                                            ====        ====        ====           ====

Year ended December 31, 1992
 Valuation reserve for non-operating
  sundry assets....................................         $1.1        $1.6        $  -           $2.7
                                                            ====        ====        ====           ====

 Allowance for doubtful receivables................         $8.2        $3.6        $4.7(B)        $7.1
                                                            ====        ====        ====           ====

_____________________

(A)  Portion of reserve balance associated with assets disposed during 1993.

(B)  Uncollectible accounts charged off, net of recoveries.