Form 10-Q
period 1995-03-31
LEGGETT & PLATT INC
filed 1995-05-12
CIK 58492

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                               OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from           to

        For Quarter Ended        Commission File Number
         March 31, 1995                   1-7845
       -------------------      ------------------------

                 LEGGETT & PLATT, INCORPORATED
     (Exact name of registrant as specified in its charter)


            Missouri                           44-0324630
- ------------------------------     ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


     No. 1 Leggett Road
     Carthage, Missouri                           64836
    --------------------    		                  --------
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code   (417) 358-8131
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

Yes  X     No
    ---	      ---
Common stock outstanding as of May 1, 1995:  41,831,070

                        PART I.  FINANCIAL INFORMATION
                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                        ITEM I.  FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
(Amounts in millions)

                                                    March 31,    December 31,
                                       		             1995           1994
                                		                ------------	  -----------
CURRENT ASSETS
  Cash and cash equivalents    			                 $     3.1      $     2.7
  Accounts and notes receivable      		                283.2          261.8
  Allowance for doubtful accounts        	              (8.9)          (7.5)
  Inventories        				                              277.9          255.5
  Other current assets         			                      34.1           32.2
						                                              ----------	    ----------
    Total current assets		                             589.4          544.7

PROPERTY, PLANT & EQUIPMENT, NET                	      410.9          396.0

OTHER ASSETS
  Excess cost of purchased companies over
    net assets acquired, less accumulated
    amortization of $15.2 in 1995
    and $14.4 in 1994			                               114.3          115.1
  Other intangibles, less accumulated
    amortization of $13.6 in 1995
    and $12.5 in 1994       			                         26.2           27.4
  Sundry 					                                          35.8           36.7
		      				                                        ----------	    ----------
    Total other assets				                             176.3	         179.2
						                                              ----------	    ----------
TOTAL ASSETS   				                                $ 1,176.6      $ 1,119.9
						                                              ==========	    ==========

CURRENT LIABILITIES
  Accounts and notes payable  		                   $   100.9      $    89.9
  Accrued expenses        			                          119.7          106.0
  Other current liabilities         		                  35.5           37.0
						                                              ----------	    ----------
    Total current liabilities			                       256.1          232.9

LONG-TERM DEBT	                       			              206.7          204.9

OTHER LIABILITIES                      		       	       16.5           14.7

DEFERRED INCOME TAXES                        				       43.7           42.2

SHAREHOLDERS' EQUITY
  Common stock 	                		                      	 .4 	           .4
  Additional contributed capital         	             137.7          134.7
  Retained earnings  			                               522.0          496.5
  Cumulative translation adjustment      	              (6.1)          (6.1)
  Less treasury stock 			                               (0.4)          (0.3)
						                                              ----------	    ----------
    Total shareholders' equity		                       653.6          625.2
						                                              ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,176.6      $ 1,119.9
						                                              ==========	    ==========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

             		LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
		             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
				                            (Unaudited)

(Amounts in millions, except per share data)

                                				        	     Three Months Ended
        					                                         March 31,
						                                         ------------------------
                          			                     1995          1994
                                     		        ----------   	----------
Net sales                		                    $  523.1      $  434.6
Cost of goods sold                                401.2         336.0
						                                          ---------	    ---------
Gross profit                          		          121.9          98.6

Selling, distribution and
  administrative expenses                          63.5          52.7
Interest expense                            	       3.0           1.9
Other deductions, net                       	       1.2           1.2
						                                          ---------	    ---------
Earnings before income taxes                       54.2          42.8

Income taxes      		                               21.3          16.8
						                                          ---------	    ---------
NET EARNINGS    		                             $   32.9      $   26.0
						                                          =========	    =========

Earnings Per Share (Exhibit 11)                $   0.78      $   0.63

Cash Dividends Declared Per Share              $   0.18      $   0.15

Average Common and Common
  Equivalent Shares Outstanding     	              42.2          41.4


See accompanying notes to consolidated condensed financial statements.

              	LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
         		    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
				                            (Unaudited)

(Amounts in millions)                              				Three Months Ended
           						                                          March 31,
						                                               ----------------------
           					                                      	1995          1994
						                                               --------	     --------
OPERATING ACTIVITIES
  Net Earnings  				                                 $  32.9       $  26.0
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation        				                          14.3          11.0
      Amortization   				                                2.1           1.9
      Deferred income tax benefit        		             (1.6)         (0.1)
      Other     					                                    1.0           0.7
      Other changes, net of effects from
        purchases of companies
          Increase in accounts receivable, net         (20.8)        (29.3)
          Increase in inventories     		               (20.3)         (1.4)
          Increase in other current assets      	       (1.8)         (2.9)
          Increase in current liabilities               28.7          27.8
						                                                -------	      -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES     34.5          33.7

INVESTING ACTIVITIES
  Additions to property, plant and equipment          	(26.5)        (13.9)
  Purchases of companies, net of cash acquired        	 (1.6)            -
  Other    						                                        1.0           0.2
                 				                                 -------	      -------
          NET CASH USED FOR INVESTING ACTIVITIES       (27.1)        (13.7)

FINANCING ACTIVITIES
  Additions to debt                               					 10.2           0.1
  Payments on debt       			                            (8.9)        (12.9)
  Dividends paid     				                               (7.5)         (6.1)
  Other  					                                          (0.8)         (0.7)
						                                                -------	      -------
          NET CASH USED FOR FINANCING ACTIVITIES        (7.0)        (19.6)
                 				                                 -------	      -------
INCREASE IN CASH AND CASH EQUIVALENTS    	               0.4           0.4

CASH AND CASH EQUIVALENTS - January 1,               		  2.7           0.4
                 				                                 -------	      -------
CASH AND CASH EQUIVALENTS - March 31,    	           $   3.1       $   0.8
                 				                                 =======	      =======

See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



(Amounts in millions)

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

2.  INVENTORIES

Inventories using principally the Last-In, First-Out (LIFO) cost method comprised the following:

                                     					 March 31,      December 31,
				        	                                1995             1994
					                                    ------------	    ------------
At First-In, First-Out (FIFO) cost
  Finished goods    			 	                  $  143.4         $  134.5
  Work in process      				                    34.8             32.1
  Raw materials         		                    121.2            103.1
						                                      --------	        --------
					                                         299.4            269.7
Excess of FIFO cost over LIFO cost		           21.5             14.2
						                                      --------	        --------
					                                      $  277.9         $  255.5
						                                      ========	        ========

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                               					         March 31,      December 31,
					                                          1995             1994
					                                      ------------	    ------------
Property, plant and equipment, at cost 		    $  726.8         $  699.5
Less accumulated depreciation         		        315.9            303.5
						                                        --------	        --------
					                                        $  410.9         $  396.0
    						                                    ========	        ========

4.  LOAN AGREEMENTS

In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at March 31, 1995 were approximately $186.5.

Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Capital Resources and Liquidity
- --------------------------------

The Company's capitalization at March 31, 1995 and December 31, 1994 is shown in millions of dollars in the table below. The amount of additional
capital	available through the Company's revolving bank credit agreements and commercial paper program is also shown, along with the amount of cash and cash equivalents.

                                				           March 31,    December 31,
               				                              1995      	    1994
         				                                ------------   ------------
 Long-term debt outstanding:
     Scheduled maturities  		                  $ 146.9        $ 146.6
     Revolving credit/commercial paper 	          59.8           58.3
		 			                                          -------	       -------
       Total long-term debt    		                206.7          204.9
  Shareholders' equity     		                    653.6          625.2
  Unused committed credit  		                    165.2          156.7
  Cash and cash equivalents    		                  3.1            2.7

In the first quarter of 1995, capital investments to modernize and expand capacity internally were $26.5 million. The Company also purchased
certain	assets of one small business for $1.6 million, net of cash
acquired. Total long-term debt at March 31, 1995 increased only slightly from the end of 1994 as funds for these investments were largely provided by first quarter operating activities.

Working capital at quarter-end was $333.3 million, up from $311.8 million at the end of 1994. Total current assets increased $44.7 million, due primarily to increases in trade accounts and notes receivable and inventories. Total current liabilities increased $23.2 million. These increases primarily reflected higher sales and production volumes during the first three months of 1995 as well as normal recurring liabilities
with funding requirements later	in the year.  There was no short-term debt
outstanding at the end of the quarter or at year end.


Results of Operations
- ----------------------
The Company had record first quarter sales and earnings in 1995. Sales were $523.1 million (up 20%) and earnings were $.78 per share (up 24%) --- both compared with the first quarter of 1994.

The Company's first quarter sales reflected a continuing benefit from acquisitions and internal growth. In line with management's previous expectations, the Company's sales growth rate has recently begun to moderate as overall economic activity has begun to soften. Excluding acquisitions, sales increased 6% in the first quarter.

The Company's earnings growth continued to exceed sales growth as year-to-year comparisons of net profit margins remained favorable. In the first quarter of 1995 and the last three quarters of 1994, net profit margins were 6.3% of sales. This compares with a net profit margin of 6.0% in the first quarter of 1994.

The following table shows various measures of earnings, as a percentage of sales, in the first quarters of 1995 and 1994. It also shows the Company's effective income tax rate in each respective period.

                                        					         Quarter Ended
					                                                    March 31,
				                                                  1995      1994
					                                               	------	   ------
  Gross profit margin                		               23.3%     22.7%
  Pre-tax profit margin   			                         10.4 	     9.8
  Net profit margin  				                              6.3	      6.0
  Effective income tax rate  			                      39.3	     39.3

The increase in the 1995 net profit margin primarily reflected an improvement in the gross profit margin. Although the Company experienced increasing prices for raw materials, these increased costs were approximately offset by modest selling price increases, some of which became effective near the end of 1994. In addition, the improvement in the gross profit margin continued to reflect efficiencies gained on increased sales and production. For the full year in 1994, the gross profit margin was 23.1% of sales.

An increase in interest expense for the first quarter of 1995 compared
to 1994	primarily reflected increased borrowings for acquisitions, most of which were completed during the second and third quarters of 1994. The effective income tax rate was constant quarter to quarter.

With continuing earnings growth and a strong financial position, the Board of Directors in February 1995 increased the first quarter cash dividend on the Company's common stock to $.18 per share, up 20% over the first quarter dividend of $.15 per share in 1994.

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

                                LEGGETT & PLATT, INCORPORATED





DATE:  May 11, 1995         By:  /s/ HARRY M. CORNELL
                            				------------------------
                                 Harry M. Cornell, Jr.
                                 Chairman of the Board
                                 and Chief Executive Officer





DATE:  May 11, 1995         By:  /s/ MICHAEL A. GLAUBER
                             			------------------------
                                 Michael A. Glauber
                                 Senior Vice President,
                                 Finance and Administration

                                     EXHIBIT INDEX


Exhibit                                                                Page
- -------								                                                        ----
  11    Computations of Earnings Per Share                              11

  27    Financial Data Schedule                                         12