Form 10-Q
period 1995-06-30
LEGGETT & PLATT INC
filed 1995-08-10
CIK 58492

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995
                                            -------------
                                  OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from         to

           For Quarter Ended        Commission File Number
             June 30, 1995                   1-7845
           -----------------        ----------------------

                    LEGGETT & PLATT, INCORPORATED
                    -----------------------------
        (Exact name of registrant as specified in its charter)


           Missouri                           44-0324630
-------------------------------	   ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


     No. 1 Leggett Road
     Carthage, Missouri                           64836
----------------------------------------       ----------
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code   (417) 358-8131
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

Yes  X     No
    ---       ---

Common stock outstanding as of August 8, 1995:  83,987,436
(Adjusted for stock split-see Part I, Item I, Note 5)

                        PART I.  FINANCIAL INFORMATION
                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                        ITEM I.  FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
(Amounts in millions)

                                                   June 30,     December 31,
 			                                                 1995          1994
			          	                                   -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                    $        4.5   $        2.7
  Accounts and notes receivable                       291.0          261.8
  Allowance for doubtful accounts                      (9.9)          (7.5)
  Inventories                                         275.0          255.5
  Other current assets                                 33.3           32.2
						                                             ---------	     ---------
    Total current assets                              593.9          544.7

PROPERTY, PLANT & EQUIPMENT, NET                      428.3          396.0

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $16.0 in 1995
   and $14.4 in 1994                                  120.0          115.1
  Other intangibles, less accumulated
   amortization of $12.8 in 1995
   and $12.5 in 1994                                   25.4           27.4
  Sundry                                               36.0           36.7
                                             			   ---------	     ---------
    Total other assets    			                         181.4          179.2
						                                             ---------	     ---------
TOTAL ASSETS 				                              $    1,203.6   $    1,119.9
						                                             =========	     =========
CURRENT LIABILITIES
  Accounts and notes payable		                 $       89.8   $       89.9
  Accrued expenses   				                             113.0          106.0
  Other current liabilities                   		       28.3           37.0
						                                             ---------      ---------
    Total current liabilities        		               231.1          232.9

LONG-TERM DEBT                              				      224.3          204.9

OTHER LIABILITIES                           				       13.6           14.7

DEFERRED INCOME TAXES                        			       44.7           42.2

SHAREHOLDERS' EQUITY
  Common stock                              				        0.8            0.4
  Additional contributed capital   		                 153.0          134.7
  Retained earnings        			                        545.8          496.5
  Cumulative translation adjustment    		              (5.0)          (6.1)
  Less treasury stock      			                         (4.7)          (0.3)
						                                             ---------      ---------
    Total shareholders' equity     		                 689.9          625.2
						                                             ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    1,203.6   $    1,119.9
						                                             =========	     =========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

(Amounts in millions, except per share data)

          		                         Six Months Ended      Three Months Ended
                 			                    June 30,                June 30,
                            				   --------------------	  --------------------
                                     1995        1994        1995       1994
                                   ---------  ---------   ---------  ---------
Net sales                         $ 1,040.8  $   883.4   $   517.7  $   448.8

Cost of goods sold                    795.7      680.5       394.5      344.5
                             			   ---------  ---------	  ---------  ---------
Gross profit                          245.1      202.9       123.2      104.3

Selling, distribution and
  administrative expenses             127.9      107.3        64.4       54.5

Interest expense                        6.5        3.8         3.5        2.0

Other deductions, net                   2.3        2.4         1.1        1.2
                            				   ---------  ---------	  ---------  ---------
Earnings before income taxes          108.4       89.4        54.2       46.6

Income taxes                           42.5       35.2        21.2       18.4
				                               ---------  ---------	  ---------  ---------
NET EARNINGS                      $    65.9  $    54.2   $    33.0  $    28.2
                                   =========  =========   =========  =========

Earnings Per Share (Exhibit 11)   $    0.78  $    0.65   $    0.39  $    0.34

Cash Dividends Declared
  Per Share                       $    0.18  $    0.15   $    0.09  $   0.075

Average Common and Common
  Equivalent Shares Outstanding        84.7       82.8        84.9       82.8

See accompanying notes to consolidated condensed financial statements.

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Amounts in millions)                    				             Six Months Ended
					                                                          June 30,
							                                                  ------------------
					                                                      1995      1994
							                                                  --------  --------
OPERATING ACTIVITIES
  Net Earnings   					                                   $  65.9  $  54.2
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Depreciation     					                                28.2     22.5
      Amortization     					                                 4.0      3.8
      Deferred income tax benefit     	            		       (0.9)    (3.2)
      Other  						                                          0.5      0.6
      Other changes, net of effects from purchases of
        companies
        Increase in accounts receivable, net               (22.7)   (34.1)
        Increase in inventories                            (14.4)    (8.0)
        Increase in other current assets                    (2.4)    (3.8)
        Increase in current liabilities             	        8.1     34.3
							                                                   -------  -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           66.3     66.3

INVESTING ACTIVITIES
  Additions to property, plant and equipment        	      (52.0)   (37.6)
  Purchases of companies, net of cash acquired      	       (1.6)   (33.8)
  Other   					                                              0.9      0.6
                        				                              -------  -------
        NET CASH USED FOR INVESTING ACTIVITIES             (52.7)   (70.8)

FINANCING ACTIVITIES
  Additions to debt                              				       25.3     35.9
  Payments on debt    					                                (14.7)   (11.0)
  Dividends paid      			                                  (15.0)   (12.2)
  Net (purchases) sales of common stock                     (6.1)     0.6
  Other   					                                             (1.3)    (0.4)
							                                                   -------  -------
        NET CASH (USED FOR) PROVIDED
          BY FINANCING ACTIVITIES     			                  (11.8)    12.9
                        				                              -------  -------
INCREASE IN CASH AND CASH EQUIVALENTS              		        1.8      8.4

CASH AND CASH EQUIVALENTS - January 1,             		        2.7      0.4
                        				                              -------  -------
CASH AND CASH EQUIVALENTS - June 30,  			                $   4.5  $   8.8
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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                            				           June 30,       December 31,
				                                         1995             1994
			                            	         -----------      ------------
At First-In, First-Out (FIFO) cost
  Finished goods  			                   $    142.8       $    134.5
  Work in process  			                        34.0             32.1
  Raw materials   			                        120.2            103.1
					                                      --------	        --------
                                             297.0            269.7
Excess of FIFO cost over LIFO cost            22.0             14.2
					                                      --------         --------
     				                               $    275.0       $    255.5
					                                      ========         ========

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                             				          June 30,       December 31,
        				                                1995             1994
                                   					 -----------	     ------------
Property, plant and equipment, at cost  $    758.1       $    699.5
Less accumulated depreciation                329.8            303.5
					                                      --------         --------
                                        $    428.3       $    396.0
					                                      ========         ========

4.  LOAN AGREEMENTS

In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at June 30, 1995 were approximately $203.1.

5.  STOCK SPLIT

On August 9, 1995, the Board of Directors of the Company declared a two-for-one stock split in the form of a stock dividend for shareholders of record on August 25, 1995. The shares will be distributed to shareholders on September 15, 1995. Common Stock and Additional Contributed Capital as of June 30, 1995, and all references to share and per share amounts in the accompanying financial statements have been restated to reflect the split.

Item 2.       Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations

All share and per share amounts have been adjusted for the stock split discussed in Item I, Note 5.

Capital Resources and Liquidity
-------------------------------
The Company's capitalization at June 30, 1995 and December 31, 1994 is shown in millions of dollars in the table below. The amount of additional capital available through the Company's revolving bank credit agreements and commercial paper program is also shown, along with the amount of cash and cash equivalents.

                                                     June 30,    December 31,
                            				                       1995         1994
				      		                                       -----------	  -----------
     Long-term debt outstanding:
          Scheduled maturities     		                 $172.2       $146.6
          Revolving credit/commercial paper             52.1         58.3
						                                                -------	     -------
               Total long-term debt    		              224.3        204.9
     Deferred income taxes and other liabilities        58.3         56.9
     Shareholders' equity                              689.9        625.2
     Unused committed credit  			                      162.9        156.7
     Cash and cash equivalents    		                     4.5          2.7

Capital investments to modernize and expand capacity internally were $52.0 million in the first six months of 1995. In addition, the Company paid $1.6 million cash, net of cash acquired, and issued .7 million shares of common stock to acquire four businesses during this period. Funds for these investments were largely provided by operating activities, as total long-term debt outstanding increased $19.4 million since the end of 1994.

During the second quarter of 1995, the Company issued $25 million of medium term notes with a 10 year maturity and a fixed interest rate of 7%. Proceeds from these notes were used to repay debt outstanding under the Company's revolving bank credit/commercial paper arrangements.

Working capital at June 30, 1995 was $362.8 million, up from $311.8 million at the end of 1994. Total current assets increased $49.2 million, due primarily to increases in accounts and notes receivable and inventories. Total current liabilities decreased $1.8 million, as accounts and notes payable were approximately unchanged and an increase in accrued expenses was substantially offset by a decrease in other current liabilities. There was no short-term debt outstanding at the end of the second quarter or at year-end.

With anticipated cash flows, plus additional debt capacity within management's guidelines, the Company has substantial capital resources and flexibility for acquisitions while continuing to pursue opportunities for growth and profitability through improved operating efficiencies and internal expansion.

Results of Operations
---------------------
The Company had record sales and earnings for the first six months of 1995. Sales were $1.04 billion (up 18%) and earnings were $.78 per share (up 20%) -- both compared with records for the first half of 1994. Second quarter results also set new highs for the quarter. Earnings were $.39 per share on sales of $517.7 million, both up 15% from the second quarter records achieved in 1994.

Despite some further softening in the economy, the Company's second quarter sales, when compared with last year's second quarter, continued to benefit from internal growth and several acquisitions, most of which were completed in the second and third quarters of 1994. Acquisitions contributed 11 percentage points to the increase in sales for the quarter and 13 percentage points to the increase for the first half of 1995. Internal growth contributed 4 and 5 percentage points, respectively, to the increases in sales for each of these periods.

The Company's 1995 growth in earnings per share reflected a sustained improvement in profit margins. The following table shows various measures of earnings as a percentage of sales in the first six months and second quarters of both of the last two years. It also shows the Company's effective income tax rate in each respective period.

                          	 			    Six Months Ended      Quarter Ended
  					                                 June 30,	           June 30,

                           				     1995      1994      1995      1994
				                               ------    ------    ------    ------
  Gross profit margin  		           23.5%     23.0%     23.8%     23.2%
  Pre-tax profit margin  	          10.4      10.1      10.5      10.4
  Net profit margin		                6.3       6.1       6.4       6.3
  Effective income tax rate   	     39.2      39.4      39.1      39.5


The year-to-year increases in net profit margins primarily reflected improvements in gross profit margins. Efficiencies gained on increased sales and production in many operations contributed to these improvements. Although the Company experienced increasing prices for raw materials, these higher costs have been approximately offset by modest increases in the Company's selling prices.

Selling, distribution and administrative expenses were 12.3% of sales in the first half of 1995 and 12.1% in the same period of 1994. In the second quarter, these expenses were 12.4% of sales in 1995 and 12.1% in 1994.
These increases reflected somewhat higher selling expense.

Interest expense increased to $6.5 million in the first half of 1995, up from $3.8 million in the first half of 1994. In the second quarter, interest expense was $3.5 million this year and $2.0 million in 1994. These increases primarily reflected increased borrowings for acquisitions and partially offset some of the improvements in operating profit margins.

Cash dividends declared on the Company's common stock were $.09 per share in both of the first two quarters of 1995. These dividends were 20% higher than the dividends for the same 1994 periods. Dividends on the stock have been increased for 24 consecutive years.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The EPA has alleged that two of the Company's facilities in Grafton, Wisconsin violated wastewater pretreatment requirements under the Clean Water Act. No action is pending. However, on August 8, 1995, the EPA proposed to settle this matter if the Company pays a civil penalty of $495,000. The Company has not yet responded to the EPA's offer. If this matter cannot be settled, the EPA has indicated it intends to bring an action. Management believes the cost to resolve this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 10, 1995.   Matters
voted upon were (1) election of directors, and (2) ratification of Price Waterhouse as the Company's independent auditors.

The number of votes cast (not adjusted for the stock split discussed in Part I, Item I, Note 5) for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1.  Election of Directors

           DIRECTOR                         FOR              WITHHELD

 Raymond F. Bentele                    34,576,465            267,484

 Harry M. Cornell, Jr.                 34,471,407            372,542

 R. Ted Enloe, III                     34,556,229            277,720

 Richard T. Fisher                     34,579,362            264,587

 Frank E. Ford, Jr.                    34,467,998            375,951

 Robert A. Jefferies, Jr.              34,472,826            371,123

 Alexander M. Levine                   33,925,329            918,620

 Richard L. Pearsall                   34,578,712            265,237

 Maurice E. Purnell, Jr.               34,460,890            383,059

 Felix E. Wright                       34,472,440            371,509


2.  Ratification of Independent Auditors

          FOR                     AGAINST                     ABSTAIN

      34,810,305                   13,788                      19,856


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

                                LEGGETT & PLATT, INCORPORATED



DATE:  August 9, 1995         By:  /s/ HARRY M. CORNELL, JR.
                             				 ---------------------------
                                 Harry M. Cornell, Jr.
                                 Chairman of the Board
                                 and Chief Executive Officer





DATE:  August 9, 1995         By:  /s/ MICHAEL A. GLAUBER
                             				 ---------------------------
                                 Michael A. Glauber
                                 Senior Vice President,
                                 Finance and Administration

                                      EXHIBIT INDEX

Exhibit                                                                Page
--------			                                                 				       ----

  11    Computations of Earnings Per Share                              11

  27    Financial Data Schedule                                         12