Form 10-Q
period 1995-09-30
LEGGETT & PLATT INC
filed 1995-11-13
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995
                                        ------------------
                                 OR

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from           to
                                      --------     --------
          For Quarter Ended        Commission File Number
         September 30, 1995                   1-7845
         ------------------        ----------------------

                   LEGGETT & PLATT, INCORPORATED
                   -----------------------------
       (Exact name of registrant as specified in its charter)


              Missouri                           44-0324630
   -------------------------------    ----------------------------------
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)


       No. 1 Leggett Road
       Carthage, Missouri                           64836
   --------------------------------------	        --------
  (Address of principal executive offices)       (Zip Code)


  Registrant's telephone number, including area code   (417) 358-8131
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

  Yes  X     No
      ---      	---
  Common stock outstanding as of October 31, 1995:  84,002,511

                             PART I.  FINANCIAL INFORMATION
                     LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                             ITEM I.  FINANCIAL STATEMENTS
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (Unaudited)
(Amounts in millions)

                           	               	     September 30,    December 31,
    					                                            1995            1994
                                       					     -------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                	       $     7.5       $     2.7
  Accounts and notes receivable      		                301.7           261.8
  Allowance for doubtful accounts         	            (10.7)           (7.5)
  Inventories         				                             263.2           255.5
  Other current assets          	       	               36.8            32.2
                                              						---------	      ---------
    Total current assets        		                     598.5           544.7

PROPERTY, PLANT & EQUIPMENT, NET                   	   430.9           396.0

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $16.9 in 1995
   and $14.4 in 1994                             			   121.7           115.1
  Other intangibles, less accumulated
   amortization of $13.8 in 1995
   and $12.5 in 1994     			                            24.4            27.4
  Sundry    				                                        34.4            36.7
                 			                               	---------      	---------
    Total other assets                            		   180.5           179.2
					                                              	---------	      ---------
TOTAL ASSETS   				                                $ 1,209.9       $ 1,119.9
                                              						=========	      =========
CURRENT LIABILITIES
  Accounts and notes payable              		       $   106.2       $    89.9
  Accrued expenses       			                           125.0           106.0
  Other current liabilities          		                 34.8            37.0
                                              						---------      	---------
    Total current liabilities       		                 266.0           232.9

LONG-TERM DEBT 				                                    170.7           204.9

OTHER LIABILITIES         		                       	    14.0            14.7

DEFERRED INCOME TAXES  				                             45.4            42.2

SHAREHOLDERS' EQUITY
  Common stock    				                                   0.8             0.4
  Additional contributed capital         	             153.2           134.7
  Retained earnings 			                                572.2           496.5
  Cumulative translation adjustment                	    (3.7)           (6.1)
  Treasury stock         			                            (8.7)           (0.3)
                 		                               		---------	      ---------
    Total shareholders' equity      		                 713.8           625.2
				                                              		---------      	---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,209.9       $ 1,119.9
                                              						=========      	=========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

(Amounts in millions, except per share data)

                                    Nine Months Ended     Three Months Ended
                                      September 30,          September 30,
                            				   --------------------	  -------------------
                  		                  1995       1994       1995       1994
                                     ------    	------     ------     ------
Net sales 		                      $ 1,564.4  $ 1,366.0   $  523.6   $  482.6
Cost of goods sold                  1,195.4    1,052.5      399.7      372.0
				                               ---------  ---------   --------   --------
Gross profit         		               369.0      313.5      123.9      110.6

Selling, distribution and
  administrative expenses             190.8      165.3       62.9       58.0
Interest expense                        9.3        6.6        2.7        2.8
Other deductions (income), net          3.4        2.3        1.2       (0.1)
                            				   ---------  ---------   --------   --------
Earnings before income taxes          165.5      139.3       57.1       49.9

Income taxes                           64.8       54.9       22.3       19.7
                            				   ---------  ---------   --------   --------
NET EARNINGS                      $   100.7  $    84.4   $   34.8   $   30.2
                                   =========  =========   ========   ========

Earnings Per Share (Exhibit 11)   $    1.19  $    1.02   $   0.41   $   0.36

Cash Dividends Declared
  Per Share 		                 	  $    0.28  $    0.23   $   0.10   $   0.08

Average Common and Common
  Equivalent Shares Outstanding        84.9       82.8       85.4       82.9

Previously reported share and per share amounts have been restated to reflect the effects of the September 15, 1995 two-for-one stock split.

See accompanying notes to consolidated condensed financial statements.

              		LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            				  (Unaudited)

(Amounts in millions)      		                         		Nine Months Ended
                                   				                	  September 30,
                                          						       --------------------
				               		                                    1995        1994
                                                 							------      ------
OPERATING ACTIVITIES
  Net Earnings 				 	                                 $  100.7    $   84.4
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation 					                                  42.3        35.2
      Amortization				                                     6.0         5.8
      Deferred income tax benefit        		               (3.2)       (6.9)
      Other     					                                     (0.4)        2.8
      Other changes, net of effects from
       purchases of companies
        Increase in accounts receivable, net 	           (30.4)      (41.3)
        Increase in inventories     			                   (3.7)       (6.2)
        Increase in other current assets       	          (2.9)       (3.1)
        Increase in current liabilities        	      	   44.4        59.1
						                                                 --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES        152.8       129.8

INVESTING ACTIVITIES
  Additions to property, plant and equipment             (70.3)      (63.1)
  Purchases of companies, net of cash acquired         	  (1.4)      (75.1)
  Other 						                                             2.0         1.1
                 				                                  --------    --------
        NET CASH USED FOR INVESTING ACTIVITIES           (69.7)     (137.1)

FINANCING ACTIVITIES
  Additions to debt                          			          25.3        47.2
  Payments on debt        				                           (68.4)      (15.5)
  Dividends paid     				                                (23.5)      (18.8)
  Net (purchases) sales of common stock        		        (11.7)        0.7
                                          						       --------    --------
         NET CASH (USED FOR) PROVIDED
          BY FINANCING ACTIVITIES       	                (78.3)       13.6
                 				                                  --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS         	        	   4.8         6.3

CASH AND CASH EQUIVALENTS - January 1,                		   2.7         0.4
                 				                                  --------    --------
CASH AND CASH EQUIVALENTS - September 30,	            $    7.5    $    6.7
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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                    				    September 30,       December 31,
					                                           1995                1994
                                   					    -------------       ------------
At First-In, First-Out (FIFO) cost
  Finished goods  			                         $  141.2         	  $  134.5
  Work in process    				                         33.6                32.1
  Raw materials         		                     	 110.7               103.1
                                   				        --------		          --------
					                                            285.5               269.7
Excess of FIFO cost over LIFO cost                22.3                14.2
                                   					       --------		          --------
                                   					      $  263.2            $  255.5
                                   					       ========            ========

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                   					    September 30,       December 31,
	                            			                1995          		    1994
                                   					    -------------       ------------
Property, plant and equipment, at cost        $  773.9            $  699.5
Less accumulated depreciation                    343.0               303.5
                                   					       --------		          --------
                                    				      $  430.9         	  $  396.0
                                   					       ======== 	          ========

4.  LOAN AGREEMENTS

In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at September 30, 1995 were approximately $210.6.

Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

Capital Resources and Liquidity
--------------------------------
The Company's capitalization at September 30, 1995 and December 31, 1994 is shown in millions of dollars in the table below. The amount of additional capital available through the Company's revolving bank credit agreements is also shown, along with the amount of cash and cash equivalents.

                                 				    	    September 30,    December 31,
                                     					        1995             1994
                                     					    -------------    ------------
     Long-term debt outstanding:
      Scheduled maturities    		                $  170.7         $  146.6
      Revolving credit/commercial paper     	        -               58.3
                                      					      --------         --------
        Total long-term debt  		                   170.7            204.9
     Shareholders' equity		                        713.8            625.2
     Unused committed credit   		                 	200.0            156.7
     Cash and cash equivalents 		                    7.5              2.7

Capital investments to modernize and expand capacity internally were $70.3 million in the first nine months of 1995. The Company also paid $1.4 million cash, net of cash acquired, and issued .7 million shares of common stock to acquire five businesses during this period. Funds for these investments and a $34.2 million reduction in long-term debt were provided by operating activities.

Working capital at September 30, 1995 was $332.5 million, up from $311.8 million at the end of 1994. Total current assets increased $53.8 million, due primarily to increases in accounts and notes receivable and inventories. Total current liabilities increased $33.1 million, as increases in accounts and notes payable and accrued expenses more than offset a slight decline in other current liabilities. There was no short-term debt outstanding at the end of the third quarter or at year-end.

With anticipated cash flows and additional debt capacity within management's guidelines, the Company has substantial capital resources and flexibility for acquisitions while continuing to pursue opportunities for growth and profitability through improved operating efficiencies and internal expansion.

Results of Operations
----------------------
The Company had record sales and earnings in the first nine months of 1995. Sales were $1.56 billion (up 15%) and earnings were $1.19 per share (up 17%) --- both compared with nine month records achieved in 1994. Third quarter sales and earnings also set new highs. Sales were $523.6 million (up 8%) and earnings were $.41 per share (up 14%) --- both compared with the third quarter of 1994.

The Company's nine month and third quarter increases in sales (15% and 8%, respectively) reflect the benefits of several acquisitions and continued internal growth. Approximately two-thirds of the increase for each period resulted from acquisitions, with the remainder coming from internal growth. The third quarter sales increase was more moderate than increases in the first two quarters of 1995. This moderation primarily reflected the Company's 1994 acquisitions, the largest of which closed in the third quarter of last year. In addition, the Company's 1995 year-to-date growth in sales excluding acquisitions continues to moderate.

Demand in the markets the Company serves has been mixed this year. Industry sales and shipments of office, institutional and commercial furnishings generally have strengthened. By contrast, industry sales and shipments of residential furniture weakened sharply early in the year and improved only modestly in the third quarter. Recent reports of October retail activity have also been weak. However, demand for bedding products has been better than the demand for most kinds of residential furniture. The strongest percentage increases in the Company's sales has continued to come from small niche markets for specialized products.

Earnings per share growth in the first nine months and third quarter of 1995 continued to exceed sales growth as profit margins improved modestly. The following table shows various measures of earnings as a percentage of sales in the first nine months and third quarters of both of the last two years. It also shows the Company's effective income tax rate in each respective period.

                            				      Nine Months Ended      Quarter Ended
                                  			 		September 30,	       September 30,
                            			        1995      1994       1995      1994
                           				       ------    ------     ------    ------
  Gross profit margin  		              23.6%     23.0%      23.7%     22.9%
  Pre-tax profit margin   	            10.6      10.2       10.9      10.3
  Net profit margin  	                		6.4       6.2        6.6       6.3
  Effective income tax rate    	       39.2      39.4       39.1      39.5

Net profit margins were 6.4% of sales in the first nine months of this year and 6.6% in the third quarter. In 1994, net margins for the same periods were 6.2% and 6.3%, respectively. These improvements, as shown above, primarily reflected higher gross profit margins on increased sales and production. Also, in the third quarter of 1994, the gross profit margin reflected some unusual costs that reduced the margin for the quarter by 0.3% of sales.

Selling, general and administrative expenses were 12.2% and 12.1% of sales in the first nine months of 1995 and 1994, respectively. In the third quarter of both years, these expenses were 12.0% of sales. Interest expense in the first nine months of this year increased to $9.3 million, up from $6.6 million in the same period of 1994. The increase reflected higher interest expense in the first and second quarters of 1995 due to borrowing for acquisitions. However, interest expense for the third quarter declined slightly this year, to $2.7 million from $2.8 million in 1994 as total debt outstanding was reduced.

The cash dividend on the Company's common stock was $.10 per share in this year's third quarter, 25% higher than the 1994 third quarter dividend and 11% higher than the dividends declared in the first two quarters of 1995. The dividend rate on the stock has been increased twice in 1995 and for 24 consecutive years.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The EPA previously alleged that two of the Company's facilities in Grafton, Wisconsin violated wastewater pretreatment requirements under the Clean Water Act. In August 1995, the Company agreed to pay the EPA a civil penalty of $450,000 to settle this matter.

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

                                LEGGETT & PLATT, INCORPORATED





DATE:  November 10, 1995      By:  /s/ HARRY M. CORNELL, JR.
                            				   -------------------------
                                     Harry M. Cornell, Jr.
                                     Chairman of the Board
                                     and Chief Executive Officer





DATE:  November 10, 1995      By:  /s/ MICHAEL A. GLAUBER
                            				   -----------------------
                                     Michael A. Glauber
                                     Senior Vice President,
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