Form 10-K
period 1995-12-31
LEGGETT & PLATT INC
filed 1996-03-28
CIK 58492

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from            to
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,699,573,419.

  There were 83,972,743 shares of the Registrant's common stock outstanding as of February 23, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 1996, are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART  I

ITEM 1.   BUSINESS

          General Development of Business. The Company is a manufacturer. It was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the manufacture and sale of steel coil bedsprings. The Company manufactures, markets and distributes a broad range of engineered products for the home, office, institutional and commercial furnishings industry and specialized markets. Products produced and sold for the furnishings industry constitute the largest portion of the Company's business. These include many different components that are used as material parts by manufacturers of bedding, furniture and other furnishings. The Company also produces and sells some finished products in the furnishings industry. The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

          The Company completed eight acquisitions in 1995 in exchange for approximately $28.7 million in cash (net of cash acquired) and 679,448 shares of common stock. The acquisitions expanded the Company's annual sales base by approximately $80 million. Reference is also made to Note C of the Notes to Consolidated Financial Statements for further information about the Company's acquisitions.

          Customers, Market and Products. The Company has several thousand customers, most of which are manufacturers of finished furnishings. The Company is not dependent upon any single customer or any few customers. A large number of the Company's furnishings customers manufacture finished bedding (mattresses and boxsprings) or upholstered and non-upholstered furniture for home, office, institutions and commercial applications.

          Over the last few years there has been a trend toward consolidation in the furnishings industry. However, the furnishings industry generally continues to be highly fragmented and includes many relatively small companies, widely dispersed geographically.

          Outside the furnishings industry, the Company's customers participate in a number of different specialized or niche markets for consumer and industrial products. These customers have requirements for various aluminum die castings, components for automotive seating and sound insulation, various kinds and sizes of steel wire and steel tubing, non-fashion fabrics, cushioning materials, and specialized equipment and proprietary motion controls for manufacturing machinery.

          The Company's products are sold and distributed primarily through its own sales personnel.

          The Company's furnishings products include a broad line of components used as material parts by manufacturers that make finished products. Examples of furnishings components manufactured by the Company include innerspring and boxspring units for mattresses and boxsprings; foam, textile, fiber and other cushioning materials for bedding and furniture; springs and seating suspensions for furniture; steel mechanisms and hardware for reclining chairs, sleeper sofas and other types of motion furniture; chair controls, aluminum, steel and plastic bases and columns for office furniture; non-fashion construction fabrics and other furniture supplies.

          The Company's diverse range of components gives its furnishings manufacturer-customers access to a single source for many of their component needs. For example, a manufacturer of bedding can come to the Company for almost every component part of a mattress and boxspring except the upholstering material. This same principle holds true for manufacturers of other furnishings such as upholstered motion chairs, sofas and loveseats and office chairs. Because the Company has the advantage of long production runs and numerous production and assembly locations, it can produce component products more efficiently than its customers. Therefore, components customers can focus on the design, style and marketing of their various furnishings products, rather than the production of many standardized components.

          The Company also manufactures and sells some select lines of finished products for the furnishings industry. These finished products include carpet underlay and non-skid area rug pads, metal shelving, point-of-purchase displays and other commercial fixtures, bed frames, daybeds, bunk beds, headboards, adjustable electric beds, and fashion beds. Some of the finished furniture produced by the Company is sold to bedding and furniture manufacturers that resell the furniture under their own labels to wholesalers or retailers. Certain finished furniture, such as bed frames, fashion beds, daybeds and other select items, are also sold by the Company directly to retailers. Certain shelving, displays and fixtures are sold directly to end users of the products.

          Outside the furnishings industry, the Company produces and sells a number of different products for various consumer and industrial markets. These products require manufacturing technologies similar to those used in making furnishings products and certain raw materials which the Company produces for its own use. Examples of these diverse products include: (i) aluminum die castings sold to manufacturers of small to mid size gasoline engines, large and mid range diesel engines, motorcycles, and recreational boats and motors; (ii) non-fashion fabrics sold to apparel manufacturers; (iii) bale-tie machinery and parts and galvanized wire sold to customers who compact, bale and recycle solid waste; (iv) seating components and systems and sound insulation materials sold to automotive suppliers; (v) steel wire and welded steel tubing sold to manufacturers of a wide range of industrial and consumer products; (vi) non-skid pads and textile fibers sold to manufacturers of various consumer goods requiring cushioning materials; (vii) aluminum ingot sold to manufacturers of aluminum products; (viii) motion controls for manufacturing equipment; (ix) quilting machinery and materials handling equipment sold to manufacturers of consumer products; and (x) injection molded plastic products.

          The table below sets out further information concerning sales of each class of the Company's products:

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                                SUMMARY OF SALES

(Dollar amounts in millions)             1995      1994      1993

   Furnishings Products
      Bedding Components               $  558.4  $  534.5  $  471.1
      Furniture Components                575.7     513.4     412.0
      Finished Products                   424.0     350.3     312.7
                                       --------  --------  --------
         Total Furnishings Products     1,558.1   1,398.2   1,195.8

   Diversified Products                   501.2     459.9     330.9
                                       --------  --------  --------

         Net Sales                     $2,059.3  $1,858.1  $1,526.7
                                       ========  ========  ========


          Reference is also made to Note J of the Notes to Consolidated Financial Statements for further segment information.

          The Company's international division is involved primarily in the sale of machinery and equipment designed to manufacture the Company's innersprings and certain other spring products and the licensing of patents owned and presently maintained by the Company in foreign countries. Foreign sales are a minor portion of the Company's business.

          Raw Materials. The Company uses a variety of raw materials in manufacturing its products. Some of the Company's most important raw materials include steel rod from which steel wire is drawn, coil steel, woven and nonwoven fabrics, aluminum ingot, aluminum scrap, angle iron, sheet steel, dimension lumber, textile scrap, foam chemicals, foam scrap, and plastic. Substantially all of the Company's requirements for steel wire, an important material in many of the Company's products, are supplied by Company-owned wire drawing mills. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, slit coil steel, welded steel tubing, textile fibers, dimension lumber and aluminum ingot. Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

          Patents and Trademarks. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. Examples of the Company's more significant trademarks include LOK-Fast(TM) and DYNA-Lock(TM) (boxspring components), Mira-Coil(R) and Lura-Flex(TM) (mattress innersprings); Nova-Bond(R) and Flexnet(TM) (insulators for mattresses); ADJUSTA-MAGIC (adjustable electric beds); Wallhugger(R) and Hi-Style(TM) (recliner chairs); Modu Max(TM) (sofa sleeper mechanism); FastLoc(TM) (sofa component); Gribetz, WBSCO and Cyclo-Index (machinery).

          Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at several of its other facilities. The Company is unable to precisely calculate the cost of research and development since the personnel involved in product and machinery development also spend portions of their time in other areas. However, the Company believes the cost of research and development was approximately $7 million in 1995, $6 million in 1994 and $5 million in 1993.

          Employees. The Company has approximately 16,600 employees of whom approximately 12,800 are engaged in production. Approximately 35% of the Company's production employees are represented by labor unions.

          The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 1995. Management is not aware of any circumstances which are likely to result in a material work stoppage related to the negotiations of any contracts expiring during 1996.

          Competition. There are many companies offering products which compete with those manufactured and sold by the Company. The markets for the Company's products are highly competitive in all aspects. Given the diverse range of components and other products produced by the Company, the number of other companies competing with respect to any class or type of components or other products varies over the Company's product range. There are also a number of maker-users (vertically integrated manufacturers) of many of the products the Company manufactures. The primary competitive factors in the Company's business are price, product quality and customer service. To the best of the Company's knowledge, it is the largest supplier in the United States of a diverse range of components to the furnishings industry.

          Backlog. The Company's relationship with its customers and its manufacturing and inventory practices do not provide for the traditional backlog associated with some manufacturing entities and no backlog data is regularly prepared or used by management.

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

          From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency (EPA) ordered one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary successfully appealed the EPA's order. On June 27, 1994, the EPA indicated it planned to issue a new, similar order. The subsidiary, the EPA and the Florida Department of Environmental Protection
(FDEP) are negotiating an agreement to investigate and, if necessary, take corrective action to resolve the dispute. Estimated costs to perform an agreed upon investigation and any related corrective actions are not material and have been provided for in the financial statements as of December 31, 1995. If current negotiations with the EPA and the FDEP are unsuccessful, and the EPA issues a new order, the subsidiary expects it would appeal the new order. If this appeal is unsuccessful, the costs to perform any required investigation and, if necessary, corrective action cannot be reasonably estimated. One-half of any costs, including the costs of voluntary actions, would be reimbursed to the Company under a contractual obligation of a former joint owner of the subsidiary. No provision for the costs of performing investigation and corrective action beyond any agreed upon investigation and remediation mentioned above has been recorded in the Company's financial statements. If any such additional investigation and corrective action is required, management believes the possibility of a material adverse effect on the Company's consolidated financial condition or results of operations is remote.

ITEM 2.   PROPERTIES

          The Company has approximately 170 locations in North America, including 32 states in the United States. The Company's most important physical properties are its manufacturing plants. These manufacturing plants include five wire drawing mills, three welded steel tubing mills and approximately 60 major manufacturing facilities. The balance of the Company's locations are engaged in assembly, warehousing, sales, administration or research and development. In addition, the Company has several locations in foreign countries. Its corporate headquarters are located in Carthage, Missouri.

          Most of the Company's major manufacturing plants are owned by the Company. The Company also conducts certain of its operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. For additional information regarding lease obligations, reference is made to Note F of the Notes to Consolidated Financial Statements.

          Properties of the Company include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of its products. These properties are located to allow for quick and efficient deliveries and necessary service to the Company's diverse customer base.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a defendant in numerous workers' compensation, product liability, vehicle accident, employment termination, and other claims and legal proceedings, the resolution of which management believes will not have a material adverse effect on the consolidated financial condition or results of operations of the Company in the ordinary course of business.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

          The Company's common stock is listed on The New York and Pacific Stock Exchanges with the trading symbol LEG. The table below highlights quarterly and annual stock market information for the last two years.

                      Price Range
                    ----------------    Volume of    Dividend
                     High      Low    Shares Traded  Declared
                    -------  -------  -------------  ---------
1995
  Fourth Quarter    $26.875  $19.875    10,968,900    $ .10
  Third Quarter      26.438   21.750    11,293,000      .10
  Second Quarter     22.438   18.813    10,907,000      .09
  First Quarter      21.438   17.000     9,863,400      .09

  For the Year       26.875   17.000    43,032,300      .38

1994
  Fourth Quarter    $18.938  $16.688     8,249,800     $.080
  Third Quarter      20.000   16.625    13,432,600      .080
  Second Quarter     22.750   17.750    11,431,200      .075
  First Quarter      24.750   20.813     8,839,400      .075

  For the Year       24.750   16.625    41,953,000      .31


Price and volume data reflect composite transactions and prices as reported daily by The Wall Street Journal. Adjustments have been made to reflect a September 15, 1995 two-for-one stock split.

          At March 1, 1996 the Company had 9,403 shareholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                                           1995       1994       1993       1992       1991
                                         --------   --------   --------   --------   --------
(Dollar amounts in millions,
   except per share data)
SUMMARY OF OPERATIONS
 Net sales.............................  $2,059.3   $1,858.1   $1,526.7   $1,315.0   $1,221.4
 Earnings from continuing operations...     134.9      115.4       85.9       65.4       40.0
 Earnings per share....................      1.59       1.39       1.04        .82        .54
 Cash dividends declared per share.....       .38        .31        .27        .23        .22

SUMMARY OF FINANCIAL POSITION
 Total assets..........................  $1,218.3   $1,119.9   $  901.9   $  772.0   $  746.7
 Long-term debt........................     191.9      204.9      165.8      147.9      232.7


Previously reported per share amounts have been restated to reflect a September 15, 1995 two-for-one stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Previously reported share and per share amounts have been restated to reflect a September 15, 1995 two-for-one stock split.

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

          Financial planning to meet these needs reflects management's belief that the Company should never be forced to expand its capital resources, whether debt or equity, at a time not of its choosing. Management also believes that financial flexibility is more important than maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

          Internally generated funds provided $521.9 million in capital during the last three years. Long-term debt outstanding was 19% of total capitalization at the end of 1995 and 23% at the end of the prior two years. Obligations having scheduled maturities are the base "layer" of the Company's debt capital. At the end of 1995, these obligations totaled $174.4 million, consisting primarily of privately placed medium-term notes and tax-exempt industrial development bonds. At the end of 1994, debt with scheduled maturities totaled $146.6 million, which was up from $122.3 million a year earlier.

          During each of the last two years, the Company issued $25 million in unsecured privately placed debt under a medium-term note program. The notes issued in 1995 mature in ten years and have a fixed interest rate of 7.0%. The 1994 notes were issued with average lives of eight years and fixed interest rates averaging 7.6%. Proceeds from these notes were used to repay a portion of the Company's revolving credit. In 1993, the Company issued $50 million of medium-term notes. These notes were issued with average lives of approximately nine years and fixed interest rates averaging 5.8%. Debt of a company acquired in a September 1993 pooling of interests transaction was repaid with the majority of the proceeds from these notes.

          In November 1994, Standard & Poor's and Moody's, the nation's leading debt rating agencies, both increased their ratings of the Company's senior debt. Standard & Poor's increased its rating to A from A-, and Moody's increased its rating to A2 from A3.

          The Company's second "layer" of debt capital consists of revolving credit agreements with seven banks. Over the years, management has renegotiated these bank credit agreements and established a commercial paper program to keep pace with the Company's projected growth and to maintain highly flexible sources of debt capital. The credit under these arrangements has been a long-term obligation. If needed, however, the credit is also available for short-term borrowings and repayments. At the end of 1995, there was $17.5 million in revolving debt/commercial paper outstanding, down from $58.3 million in 1994 and $43.5 million in 1993. This decrease was a result of repayments from the proceeds made available through the issuance of medium-term notes. Also, internally generated funds were used, as available, to reduce debt outstanding during the last three years. Additional details of long-term debt outstanding, including scheduled maturities, revolving credit and commercial paper are discussed in Note E of the Notes to Consolidated Financial Statements.

          The following table shows, in millions, the Company's capitalization at the end of the three most recent years. It also shows the amount of additional capital available through the revolving bank credit agreements. In addition, the amounts of cash and cash equivalents are shown.

                                        1995    1994    1993
                                       ------  ------  ------
Long-term debt outstanding:
  Scheduled maturities                 $174.4  $146.6  $122.3
  Revolving credit/commercial paper      17.5    58.3    43.5
                                       ------  ------  ------
     Total long-term debt               191.9   204.9   165.8
Shareholders' equity                    734.1   625.2   515.6
Unused committed credit                 200.0   156.7   116.5
Cash and cash equivalents                 6.7     2.7      .4


          Net capital investments to modernize and expand manufacturing capacity internally totaled $230.6 million in the last three years. In 1996, management anticipates internal investments will be at levels approximating those of 1995. During the last three years, the Company also employed $185.5 million in cash (net of cash acquired) and issued 5.2 million shares of common stock in acquisitions. During 1995, the Company acquired eight businesses for $28.7 million in cash (net of cash acquired) and .7 million shares of common stock. Additional details of acquisitions are discussed in Note C of the Notes to Consolidated Financial Statements. Purchases of common stock for the Company's treasury totaled $24.5 million in 1995 and $1.2 million the preceding two years. These purchases were made primarily for employee stock plans and, in 1995, to replace shares issued in purchase acquisitions. Cash dividends on the Company's common stock in the last three years totaled $78.4 million.

          The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. In addition, the Company has the availability of short-term uncommitted credit from several banks. However, there was no short-term debt outstanding at the end of any of the last three years.

          Working capital increased $107.7 million in the last three years. To gain additional flexibility in capital management and to improve the rate of return on shareholders' equity, the Company continuously seeks efficient use of working capital. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by the timing of the Company's acquisitions.

                                            1995    1994    1993
                                            ----    ----    ----
Working capital turnover (excluding cash
  and cash equivalents)...................  6.4x    6.4x    6.1x
Trade receivables turnover................  8.1     8.2     8.3
Inventory turnover........................  5.9     6.2     6.0


          Future commitments under lease obligations are described in Note F and contingent obligations are discussed in Note K of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

          The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general trends in the economy and the markets the Company serves. The Company's growth strategy continues to include both internal programs and acquisitions which broaden product lines and provide for increased market penetration and operating efficiencies. With a continuing emphasis on the development of new and improved products and advancements in production technologies, the Company is able to consistently offer high quality products, competitively priced.

          During 1995, demand was mixed in the various furnishings markets the Company serves. Industry sales and shipments of office, institutional and commercial furnishings generally strengthened. By contrast, industry sales and shipments of residential furniture softened during the year in response to weakening retail sales. The demand for bedding products, however, was generally stronger than the demand for most other kinds of residential furniture. Additionally, in contrast to 1994, industry sales and shipments of furniture and bedding experienced a more normal seasonal slowdown near the end of 1995. These two markets previously had experienced above average growth in each of the three preceding years. The Company's strongest percentage growth in 1995 sales continued to come from niche markets for specialized furnishings and other diversified products.

          Trends in the general economy were favorable during the last three years. In 1995, economic growth moderated. By contrast, 1994 economic growth increased as the year progressed. In 1993, growth was modest during most of the year, but increased in the fourth quarter.

          Management expects modest economic growth in 1996, with only modest inflation. While severe winter weather impacted business early in the year, management believes these should be temporary adversities. Management also believes the Company's prospects for long-term profitable growth remain attractive.

          The Company's consolidated net sales increased 11% in 1995, 22% in 1994, and 16% in 1993, when compared with prior years. Roughly three-fourths of the increase for 1995, one-half for 1994 and two-thirds for 1993 resulted from acquisitions, with the remainder coming from internal growth. These increases in internal growth primarily reflected higher unit volumes.

          In response to increasing prices for raw materials, the Company implemented some increases in selling prices, primarily in 1994 and 1993. While the percentages and timing varied considerably, the largest 1994 increases were concentrated in aluminum products. In 1993, the increases were concentrated in steel and wire products. However, some of the 1993 and additional 1994 cost increases for steel and wire products were not passed along in the Company's selling prices until the end of 1994, or the first half of 1995.

          The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.

                                          1995    1994    1993
                                         ------  ------  ------
Gross profit margin....................   23.8%   23.1%   22.9%
Pre-tax profit margin..................   10.7    10.2     9.2
Net profit margin......................    6.6     6.2     5.6
Effective income tax rate..............   38.9    39.1    39.1
Interest coverage ratio................   20.2x   20.3x   14.8x


          The Company's profit margins improved in each of the last three years. Increased margins for 1995 primarily reflect an improvement in the gross profit margin. This improvement was due primarily to the Company's continuing growth in niche markets with above average margins, increased production efficiencies and cost containment.

          The 1994 gross profit margin increased slightly from 1993, primarily reflecting improved market conditions in the aluminum and foam industries and gains in overall manufacturing efficiencies on higher volume. These favorable factors more than offset cost/price pressures the Company continued to experience in operations producing steel products. The pre-tax profit margin in 1994 increased to 10.2%. This improvement reflected a 0.4% reduction in total selling, distribution and administrative expenses, as a percentage of sales. In addition, interest expense and other deductions, net of other income, decreased slightly as a percentage of sales.

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

          The effective 1995 income tax rate decreased slightly to 38.9%, when compared to 39.1% in both of the preceding two years.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

          Statement of Financial Accounting Standards (SFAS) No. 121, which the Company will adopt in 1996, establishes accounting standards for the impairment of long-lived assets and certain other intangible assets. Management is currently analyzing the impact of the adoption of SFAS No. 121, but does not anticipate any material impact on the Company's consolidated financial statements.

          SFAS No. 123, "Accounting For Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits, as one alternative, the use of existing accounting rules for such plans. The Company will adopt this alternative in 1996 and, therefore, SFAS No. 123 will have no effect on the Company's consolidated financial statements, except for the additional required disclosures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and supplementary data included in this Report begin on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Reference is made to the section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1996, said sections being incorporated by reference, for a description of the directors of the Company.

          The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are elected annually by the Board of Directors at the first meeting of directors following the Annual Meeting of Shareholders.

          The description of the executive officers of the Company is as follows:

       NAME                 AGE                    POSITION
       ----                 ---                    --------
Harry M. Cornell, Jr.        67         Chairman of the Board and Chief
                                        Executive Officer

Felix E. Wright              60         President, Chief Operating Officer
                                        and Director

Roger D. Gladden             50         Senior Vice President and President--
                                        Commercial Products Group

Michael A. Glauber           53         Senior Vice President, Finance and
                                        Administration (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)

David S. Haffner             43         Executive Vice President and Director

Jerry H. Hudkins             60         Vice President and President--Wire Group

Robert A. Jefferies, Jr.     54         Senior Vice President, Mergers,
                                        Acquisitions and Strategic Planning and
                                        Director

Ernest C. Jett               50         Vice President, Secretary and Managing
                                        Director, Legal Department

Duane W. Potter              64         Senior Vice President and President--
                                        Foam Components Group

          Subject to the employment agreements and severance benefit agreements listed as Exhibits to this Report, officers serve at the pleasure of the Board of Directors.

          Harry M. Cornell, Jr. has served as the Company's Chief Executive Officer, Chairman of the Board and Chairman of the Board's Executive Committee for more than the last five years.

          Felix E. Wright has served as the Company's President and Chief Operating Officer for more than the last five years.

          Roger D. Gladden was elected Senior Vice President in 1992. He has been President--Commercial Products Group since 1984 and previously served as Vice President--Administration.

          Michael A. Glauber has served as the Company's Senior Vice President, Finance and Administration for more than the last five years.

          David S. Haffner was elected Executive Vice President in 1995. He previously served as Senior Vice President and President--Furniture and Automotive Components Group from 1992 to 1995 and as President--Furniture Components Group and Vice President of the Company from 1985 to 1992.

          Jerry H. Hudkins has served the Company as Vice President and President--Wire Group for more than the last five years.

          Robert A. Jefferies, Jr. has served as the Company's Senior Vice President, Mergers, Acquisitions and Strategic Planning for more than the last five years.

          Ernest C. Jett was elected Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department since 1991.

          Duane W. Potter was elected Senior Vice President and President--Foam Components Group in 1995. He previously served as Senior Vice President and President--Bedding Components Group from 1983 to 1995.

ITEM 11.  EXECUTIVE COMPENSATION

          The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1996, is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1996, is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1996 is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants

              The Financial Statements listed below are included in this Report:


              . Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1995

              .  Consolidated Balance Sheets at December 31, 1995 and 1994

              . Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1995

              . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1995

              .  Notes to Consolidated Financial Statements

              . Schedule for each of the years in the three year period ended December 31, 1995

                     II - Valuation and Qualifying Accounts and Reserves

          All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

          2.  Exhibits - See Exhibit Index.

          3.  Reports on Form 8-K filed during the last quarter of 1995:  None.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Quarterly Summary of Earnings..............................................  14

Consolidated Statements of Earnings........................................  15

Consolidated Balance Sheets................................................  16

Consolidated Statements of Cash Flows......................................  17

Consolidated Statements of Changes in Shareholders' Equity.................  18

Notes to Consolidated Financial Statements.................................  19

Report of Independent Accountants..........................................  29

                         QUARTERLY SUMMARY OF EARNINGS
                 Leggett & Platt, Incorporated and Subsidiaries


(Unaudited)
(Dollar amounts in millions, except per share data)

Year ended December 31, 1995     First   Second    Third   Fourth     Total

Net sales                        $523.1   $517.7   $523.6   $494.9   $2,059.3
Gross profit                      121.9    123.2    123.9    122.0      491.0
Earnings before income taxes       54.2     54.2     57.1     55.2      220.7
Net earnings                       32.9     33.0     34.8     34.2      134.9
                                 ======   ======   ======   ======   ========

Earnings per share               $  .39   $  .39   $  .41   $  .40   $   1.59
                                 ======   ======   ======   ======   ========


Year ended December 31, 1994

Net sales                        $434.6   $448.8   $482.6   $492.1   $1,858.1
Gross profit                       98.6    104.3    110.6    115.5      429.0
Earnings before income taxes       42.8     46.6     49.9     50.2      189.5
Net earnings                       26.0     28.2     30.2     31.0      115.4
                                 ======   ======   ======   ======   ========

Earnings per share               $  .32   $  .34   $  .36   $  .37   $   1.39
                                 ======   ======   ======   ======   ========

Previously reported per share amounts have been restated to reflect a September 15, 1995 two-for-one stock split.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)

Year ended December 31                                  1995       1994       1993
Net sales                                             $2,059.3   $1,858.1   $1,526.7

Cost of goods sold                                     1,568.3    1,429.1    1,177.7
                                                      --------   --------   --------

      Gross profit                                       491.0      429.0      349.0

Selling, distribution and administrative expenses        254.8      227.0      192.4
Interest expense                                          11.5        9.8       10.2
Other deductions, net of other income                      4.0        2.7        5.4
                                                      --------   --------   --------

      Earnings before income taxes                       220.7      189.5      141.0

Income taxes                                              85.8       74.1       55.1
                                                      --------   --------   --------

      Net earnings                                    $  134.9   $  115.4   $   85.9
                                                      ========   ========   ========

      Earnings per share                              $   1.59   $   1.39   $   1.04
                                                      ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS
                 Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions)
December 31                                                                                                 1995       1994
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                               $    6.7    $    2.7
 Trade receivables, less allowance of $7.5 in 1995 and 1994                                                 248.0       245.3
 Other receivables                                                                                            6.2         9.0
 Inventories
   Finished goods                                                                                           153.7       134.5
   Work in process                                                                                           32.2        32.1
   Raw materials and supplies                                                                               110.7       103.1
   LIFO reserve                                                                                             (19.8)      (14.2)
                                                                                                         --------    --------
     Total inventories                                                                                      276.8       255.5
 Other current assets                                                                                        34.2        32.2
                                                                                                         --------    --------
     Total current assets                                                                                   571.9       544.7

PROPERTY, PLANT AND EQUIPMENT - AT COST
 Machinery and equipment                                                                                    515.7       430.1
 Buildings and other                                                                                        268.9       246.9
 Land                                                                                                        23.8        22.5
                                                                                                         --------    --------
                                                                                                            808.4       699.5
 Less accumulated depreciation                                                                              356.6       303.5
                                                                                                         --------    --------
     Net property, plant and equipment                                                                      451.8       396.0

OTHER ASSETS
 Excess cost of purchased companies over net assets acquired,
  less accumulated amortization of $17.8 in 1995 and $14.4 in 1994                                          133.6       115.1
 Other intangibles, less accumulated amortization of $15.6 in 1995 and $12.5 in 1994                         22.2        27.4
 Sundry                                                                                                      38.8        36.7
                                                                                                         --------    --------
     Total other assets                                                                                     194.6       179.2
                                                                                                         --------    --------

     TOTAL ASSETS                                                                                        $1,218.3    $1,119.9
                                                                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt                                                                    $    4.0    $    3.9
 Accounts payable                                                                                            90.4        89.9
 Income taxes                                                                                                 7.3         9.5
 Accrued expenses                                                                                           105.3        96.5
 Other current liabilities                                                                                   19.8        33.1
                                                                                                         --------    --------
     Total current liabilities                                                                              226.8       232.9

LONG-TERM DEBT                                                                                              191.9       204.9
OTHER LIABILITIES                                                                                            17.7        14.7
DEFERRED INCOME TAXES                                                                                        47.8        42.2

SHAREHOLDERS' EQUITY
 Capital stock
   Preferred stock - authorized, 100,000,000 shares; none issued
   Common stock - authorized, 300,000,000 shares of $.01 par value; issued
      84,405,384 and 41,608,174 shares in 1995 and 1994, respectively                                          .8          .4
 Additional contributed capital                                                                             155.0       134.7
 Retained earnings                                                                                          598.0       496.5
 Cumulative translation adjustment                                                                           (5.0)       (6.1)
 Less treasury stock - at cost (644,539 and 11,065 shares in 1995 and 1994 respectively)                    (14.7)        (.3)
                                                                                                         --------    --------
   Total shareholders' equity                                                                               734.1       625.2
                                                                                                         --------    --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $1,218.3    $1,119.9
                                                                                                         ========    ========

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions)

Year ended December 31                                      1995          1994          1993

OPERATING ACTIVITIES
  Net earnings                                           $ 134.9       $ 115.4       $  85.9
  Adjustments to reconcile net earnings to net
   cash provided by operating activities
    Depreciation                                            58.0          48.8          39.1
    Amortization                                             9.1           8.1           6.2
    Deferred income tax (benefit) expense                    (.6)         (6.6)          8.6
    Other                                                    (.2)          2.0           (.9)
    Other changes, net of effects from
     purchases of companies
      Decrease (increase) in accounts receivable, net       11.4         (29.1)         (9.2)
      Increase in inventories                              (14.8)        (22.2)         (4.4)
      Increase in other current assets                       (.7)         (4.9)         (2.9)
      Increase in current liabilities                        6.1          61.5          23.3
                                                         -------       -------       -------

        Net Cash Provided by Operating Activities          203.2         173.0         145.7

INVESTING ACTIVITIES
  Additions to property, plant and equipment               (93.9)        (88.5)        (54.2)
  Purchases of companies, net of cash acquired             (28.7)        (78.8)        (78.0)
  Other                                                      (.6)           .7           2.8
                                                         -------       -------       -------

        Net Cash Used for Investing Activities            (123.2)       (166.6)       (129.4)

FINANCING ACTIVITIES
  Additions to debt                                         62.5          49.1          58.1
  Payments on debt                                         (83.2)        (29.6)        (57.8)
  Dividends paid                                           (31.9)        (25.4)        (21.1)
  Sales of common stock                                      3.0           2.2           1.6
  Purchases of common stock                                (24.5)         (1.1)          (.1)
  Other                                                     (1.9)           .7          (1.8)
                                                         -------       -------       -------

        Net Cash Used for Financing Activities             (76.0)         (4.1)        (21.1)
                                                         -------       -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             4.0           2.3          (4.8)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                2.7            .4           5.2
                                                         -------       -------       -------

CASH AND CASH EQUIVALENTS - END OF YEAR                  $   6.7       $   2.7       $    .4
                                                         =======       =======       =======

SUPPLEMENTAL INFORMATION
  Interest paid                                          $  11.0       $   9.2       $  16.7
  Income taxes paid                                         87.4          68.1          45.3
  Liabilities assumed of acquired companies                 20.2          40.4          21.8
  Common stock issued for acquired companies                 8.2          13.8           2.0
  Stock issued for employee stock plans                     17.4           8.2           6.6
                                                         =======       =======       =======

The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)
                                                              Additional               Cumulative     Treasury Stock
                                                    Common   Contributed   Retained   Translation   --------------------
                                                    Stock      Capital     Earnings    Adjustment     Cost      Shares

BALANCES - JANUARY 1, 1993                          $ 39.9      $ 70.6       $336.2      $ (.8)     $ (4.3)     136,196

Common stock issued, primarily for
  employee stock plans (376,314 shares)                 .2         6.2
Treasury stock issued for acquired companies
  and employee stock plans                                         (.3)                                5.6     (168,717)
Treasury stock purchased, primarily
  for employee stock plans                                                                            (1.6)      40,099
Tax benefit related to stock options                               1.1
Change in par value of common stock                  (39.7)       39.7
Translation adjustment                                                                    (2.0)
Net earnings for the year                                                      85.9
Cash dividends declared ($.27 per share)                                      (21.1)
                                                    ------      ------     --------      -----      ------     --------

BALANCES - DECEMBER 31, 1993                            .4       117.3        401.0       (2.8)        (.3)       7,578

Common stock issued for acquired companies
 and employee stock plans (1,282,213 shares)                      17.0
Treasury stock issued for employee stock plans                     (.1)                                2.1      (47,773)
Treasury stock purchased, primarily
  for employee stock plans                                                                            (2.1)      51,260
Tax benefit related to stock options                                .5
Translation adjustment                                                                    (3.3)
Retained earnings of pooled
  companies at date of acquisition                                              5.5
Net earnings for the year                                                     115.4
Cash dividends declared ($.31 per share)                                      (25.4)
                                                    ------      ------     --------      -----      ------     --------

BALANCES - DECEMBER 31, 1994                            .4       134.7        496.5       (6.1)        (.3)      11,065

Common stock issued for acquired companies
  and employee stock plans (602,264 shares)                       22.5
Treasury stock issued for employee stock plans                    (2.3)                               11.4     (372,906)
Treasury stock purchased, primarily for employee
  stock plans and to replace shares issued
  for purchased companies                                                                            (25.8)     887,712
Tax benefit related to stock options                                .5
Additional shares issued in two-for-one stock
  split effected in the form of a stock dividend
  September 15, 1995 (42,194,946 shares)                .4         (.4)                                         118,668
Translation adjustment                                                                     1.1
Retained earnings of pooled
   company at date of acquisition                                              (1.5)
Net earnings for the year                                                     134.9
Cash dividends declared ($.38 per share)                                      (31.9)
                                                    ------      ------     --------      -----      ------     --------

BALANCES - DECEMBER 31, 1995                        $   .8      $155.0       $598.0      $(5.0)     $(14.7)     644,539
                                                    ======      ======     ========      =====      ======     ========

The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)

December 31, 1995, 1994 and 1993

A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  INVENTORIES: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 70% of the inventories at December 31, 1995 and 1994. The first-in, first-out (FIFO) method is used for the remainder. The FIFO cost of inventories at December 31, 1995 and 1994 approximated replacement cost.

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

  The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments. The carrying value of long-term debt approximates fair value due to the use of variable interest rates and fixed rate debt which approximates current interest rates.

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

                 Leggett & Platt, Incorporated and Subsidiaries

B-STOCK SPLIT

  On September 15, 1995, the Company distributed a two-for-one stock split in the form of a stock dividend. All references to the number of shares and per share amounts have been restated to reflect the split, except on the Consolidated Statements of Changes in Shareholders' Equity. In these statements, shares issued and purchased prior to September 15, 1995 are reflected on a pre-split basis.

C-ACQUISITIONS

  During 1995, the Company acquired the assets of seven companies that primarily manufacture and distribute components to the furnishings industry. These transactions, accounted for as purchases, resulted in the use of $28.7 in cash, net of cash acquired, and 354,448 shares of common stock. The Company also issued 325,000 shares of common stock to acquire a business in a transaction accounted for as a pooling of interests. This company manufactures and distributes formed wire products to the furnishings industry. The Company elected not to restate its financial statements as the effect of the pooling was not material. Pro forma results of operations for the twelve months ended December 31, 1995 and 1994 are not materially different from the amounts reflected in the accompanying financial statements.

  During 1994, the Company acquired certain assets of eight companies in exchange for $78.8 in cash, net of cash acquired, and 44,756 shares of common stock in transactions accounted for as purchases. These companies primarily specialize in manufacturing and distributing components and certain other products to the furnishings industry. The Company also issued 1,156,872 shares of common stock to acquire two companies during the year in transactions accounted for as poolings of interests. The Company elected not to restate its financial statements as the effect of the poolings was not material. The pooled companies specialize in manufacturing and distributing point-of-purchase store displays and other formed wire products to the furnishings and diversified industries.

  In September 1993, the Company issued 3,158,708 shares of common stock to acquire Hanes Holding Company (Hanes) in a transaction accounted for as a pooling of interests. Hanes' business consists of converting and distributing woven and nonwoven construction fabrics, primarily in the furnishings industry. In addition, Hanes is a commission dye/finisher of non-fashion fabrics for the furnishings and apparel industries. In another pooling of interests transaction, the Company issued 137,576 shares of common stock to acquire a company whose business is manufacturing furniture components for the furnishings industry. Prior year financial statements were restated for these poolings of interests.

  In September 1993, the Company acquired VWR Textiles & Supplies (through Hanes) which converts and distributes construction fabrics and manufactures and distributes other soft goods components to the furnishings industry. The purchase price of this acquisition was approximately $26. Also in 1993, the Company acquired full ownership of several wire drawing mills which previously
had been jointly owned.   This transaction involved $33 in cash and the
assumption of approximately $3.6 of long-term debt. In addition, the Company acquired several smaller companies during 1993 which primarily manufacture and distribute products to the furnishings industry.

  The results of operations of these acquired companies, except the 1993 poolings, have been included in the consolidated financial statements since the dates of acquisition.

                 Leggett & Platt, Incorporated and Subsidiaries

D-ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities at December 31 consist of the following:


                                                                       1995            1994

Accrued expenses
   Wages and commissions payable                                      $ 27.7          $ 27.7
   Worker's compensation, medical, auto
    and product liability insurance                                     36.2            33.0
   Sales promotions                                                     12.2            10.4
   Other                                                                29.2            25.4
                                                                      ------          ------

                                                                      $105.3          $ 96.5
                                                                      ======          ======

Other current liabilities
   Outstanding checks in excess of book balances                      $ 14.5          $ 26.1
   Other                                                                 5.3             7.0
                                                                      ------          ------

                                                                      $ 19.8          $ 33.1
                                                                      ======          ======

E-LONG-TERM DEBT

  Long-term debt, weighted average interest rates and due dates at December 31 are as follows:



                                                                       1995            1994
Medium-term notes, fixed interest rates of 6.5% and 6.4%
 for 1995 and 1994, respectively, due dates through 2008              $127.5          $103.5
Revolving credit agreements, variable interest rates of
 6.5% for 1994                                                           -              43.3
Commercial paper, variable interest rates of
 6.0% and 6.1% for 1995 and 1994, respectively,
 due dates in 1996 and 1995                                             17.5            15.0
Industrial development bonds, variable interest rates of
 5.5% and 6.1% for 1995 and 1994, respectively,
 due dates through 2030                                                 34.4            32.3
Industrial development bonds, fixed interest rates of
 6.9% for 1995 and 1994, due dates through 2024                          5.2             5.5
Other, partially secured                                                11.3             9.2
                                                                      ------          ------
                                                                       195.9           208.8
Less current maturities                                                  4.0             3.9
                                                                      ------          ------

                                                                      $191.9          $204.9
                                                                      ======          ======

                Leggett & Platt, Incorporated and Subsidiaries

E-LONG-TERM DEBT (CONTINUED)

     The revolving credit agreements provide for a maximum line of credit of $200. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving agreements. Certain agreements contain provisions under which outstanding balances at the end of the third year may be converted into term loans payable in ten equal semi-annual installments. These agreements provide for annual commitment fees during the revolving agreement period of 3/16 of 1% of the unused credit line, payable on a quarterly basis. Other agreements contain no term loan provisions and will terminate at the end of five years at which time all outstanding balances will become due. Annual facility fees on these agreements are 1/10 of 1% of the total credit line, payable on a quarterly basis.

     Commercial paper is classified as long-term debt since the Company intends to refinance it on a long-term basis either through continued issuance or unused credit available under the revolving credit agreements.

     The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts and restrict payments of dividends. Unrestricted retained earnings available for dividends at December 31, 1995 were approximately $205.9.

     Maturities of long-term debt for each of the five years following 1995 are:


Year ended December 31

         1996                            $ 4.0
         1997                             26.4
         1998                             13.7
         1999                             11.3
         2000                             38.9


F-LEASE OBLIGATIONS

     The Company conducts certain of its operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

     Total rental expense entering into the determination of results of operations was $18.7, $18 and $17.4 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Future minimum rental commitments for all long-term noncancelable operating leases are as follows:


Year ended December 31

         1996                            $10.8
         1997                              7.6
         1998                              4.7
         1999                              2.8
         2000                              1.3
         Later years                       1.5
                                         -----
                                         $28.7
                                         =====


     The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

                Leggett & Platt, Incorporated and Subsidiaries

G-CAPITAL STOCK

     At December 31, 1995, the Company had 6,464,552 common shares authorized for issuance under stock option plans. Generally, options are granted at not less than quoted market value on the date of grant and become exercisable in varying installments, beginning 6 to 18 months after the date of grant. However, options have been granted at less than market value to replace existing options of an acquired company or in lieu of compensation. Options outstanding at December 31, 1995 that were granted at less than market value were 491,114. Options exercisable were 1,656,270, 1,077,572 and 621,998 at December 31, 1995, 1994 and 1993, respectively.

     Other data regarding the Company's stock options is summarized below:


                                                    Per
                                                   share
                                         Shares    price    Total

Outstanding at January 1, 1993         3,064,840   $ 3-12   $28.6
    Granted                              340,382    16-22     6.8
    Exercised                           (508,264)    3-12    (3.1)
    Forfeited                            (59,786)    5-21     (.6)
                                       ---------   ------   -----

Outstanding at December 31, 1993       2,837,172     3-22    31.7
    Granted                              368,862     1-22     3.3
    Exercised                           (320,064)    1-12    (2.5)
    Forfeited                           (104,714)    7-21    (1.4)
                                       ---------   ------   -----

Outstanding at December 31, 1994       2,781,256     1-22    31.1
    Granted                              344,800     1-25     3.2
    Exercised                           (418,533)    1-22    (4.4)
    Forfeited                            (75,134)   11-22    (1.2)
                                       ---------   ------   -----

Outstanding at December 31, 1995       2,632,389   $ 1-25   $28.7
                                       =========== ======   =====

     The Company has also authorized shares for issuance in connection with certain employee stock benefit plans discussed in Note H.

     In 1993, the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation reducing the par value of Common Stock to $.01 from $1. The amendment provided that the stated capital of the Company would not be affected as of the date of the amendment. Accordingly, stated capital of the Company exceeds the amount reported as common stock in the financial statements by approximately $39.

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

                Leggett & Platt, Incorporated and Subsidiaries

H-EMPLOYEE BENEFIT PLANS

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

     Information at December 31, 1995, 1994 and 1993 as to the funded status of Company sponsored defined benefit plans, net pension income from the plans for the years then ended and weighted average assumptions used in the calculations are as follows:


                                            1995      1994      1993
Funded Status
  Actuarial present value
    of benefit obligations
      Vested benefits                      $(58.8)   $(50.5)   $(46.3)
      Nonvested benefits                      (.6)      (.6)      (.6)
                                           ------    ------    ------

  Accumulated benefit obligations           (59.4)    (51.1)    (46.9)
  Provision for future
    compensation increases                   (3.1)     (3.6)     (3.3)
                                           ------    ------    ------

  Projected benefit obligations             (62.5)    (54.7)    (50.2)
  Plan assets at fair value                  87.1      75.2      78.1
                                           ------    ------    ------

  Plan assets in excess of projected
    benefit obligations                      24.6      20.5      27.9
  Unrecognized net experience gain           (3.4)      (.4)     (9.6)
  Unrecognized net transition asset          (3.4)     (4.1)     (4.6)
                                           ------    ------    ------

  Prepaid pension costs included
    in other assets                        $ 17.8    $ 16.0    $ 13.7
                                           ======    ======    ======


Components of Pension Income (Expense)
  Service cost                             $  (.8)   $ (1.3)   $  (.9)
  Interest cost                              (4.1)     (3.5)     (3.3)
  Actual return on plan assets               12.5      (1.9)     12.8
  Net amortization and deferral              (5.8)      9.0      (6.6)
                                           ------    ------    ------

  Net pension income from
    defined benefit plans                  $  1.8    $  2.3    $  2.0
                                           ======    ======    ======

Weighted Average Assumptions
  Discount rate                              7.25%     7.50%     7.25%
  Rate of increase in
    compensation levels                      5.18%     5.17%     5.14%
  Expected long-term rate of
    return on plan assets                    8.00%     8.00%     8.00%
                                           ======    ======    ======

                Leggett & Platt, Incorporated and Subsidiaries

     Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 588,000 shares of the Company's common stock at December 31, 1995.

     Contributions to union sponsored, multiemployer pension plans were $.2 in 1995, 1994 and 1993. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 1995, the actuarially computed values of vested benefits for these plans were equal to or less than the net assets of the plans. Therefore, the Company would have no withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

     Net pension income, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $.2, $.9 and $.7 in 1995, 1994 and 1993, respectively.

     The Company also has a contributory stock purchase/stock bonus plan (SPSB
Plan), a non-qualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $4.3, $3.3 and $2.5 for 1995, 1994 and 1993, respectively.

     Under the DSP, eligible employees may purchase a maximum of 8,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 506,613, 415,408 and 362,612 during 1995, 1994 and 1993, respectively. Purchase prices ranged from $15 to $21 per share. Since inception of the DSP in 1982, a total of 5,162,847 shares have been purchased by employees.

I-INCOME TAXES

     The components of earnings before income taxes are as follows:


Year ended December 31                      1995      1994     1993

Domestic                                   $198.9    $172.7    $128.7
Foreign                                      21.8      16.8      12.3
                                           ------    ------    ------

                                           $220.7    $189.5    $141.0
                                           ======    ======    ======

  Income tax expense is comprised of the following components:

Year ended December 31                     1995      1994      1993
Current
 Federal                                   $ 69.5    $ 63.2    $ 34.5
 State and local                              9.5      10.9       7.4
 Foreign                                      7.4       6.6       4.6
                                           ------    ------    ------
                                             86.4      80.7      46.5
Deferred
 Federal                                     (2.5)     (6.2)      7.2
 State and local                              1.3        .1       1.4
 Foreign                                       .6       (.5)        -
                                           ------    ------    ------
                                              (.6)     (6.6)      8.6
                                           ------    ------    ------

                                           $ 85.8    $ 74.1    $ 55.1
                                           ======    ======    ======

                Leggett & Platt, Incorporated and Subsidiaries


I-INCOME TAXES (CONTINUED)

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities at December 31, 1995 and 1994 are as follows:


December 31                           1995        1994
Property, plant and equipment        $(34.1)     $(32.6)
Accrued expenses                       30.6        23.0
Prepaid pension cost                   (6.9)       (6.1)
Intangible assets                      (3.6)       (4.6)
Other, net                            (11.3)       (4.3)
                                     ------      ------
                                     $(25.3)     $(24.6)
                                     ======      ======

     Deferred tax assets and liabilities included in the consolidated balance sheet are as follows:


December 31                           1995        1994
Other current assets                 $ 22.5      $ 17.6
Deferred income taxes                 (47.8)      (42.2)
                                     ------      ------
                                     $(25.3)     $(24.6)
                                     ======      ======

     Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:


Year ended December 31                    1995     1994     1993
Statutory federal income tax rate         35.0%    35.0%    35.0%
Increases in rate resulting from
  State taxes, net of federal benefit      3.4      3.8      4.0
  Other                                     .5       .3       .1
                                          ----     ----     ----
Effective tax rate                        38.9%    39.1%    39.1%
                                          ====     ====     ====

                Leggett & Platt, Incorporated and Subsidiaries


J-INDUSTRY SEGMENT INFORMATION

     The Company's operations principally consist of manufacturing, marketing and distributing components and related finished products for the furnishings industry. In addition, the Company supplies a diversified group of industries with products which are similar in manufacturing technology to its furnishings operations. Other than furnishings, no industry segment is significant.

     Operating profit is determined by deducting from net sales the cost of goods sold and the selling, distribution, administrative and other expenses attributable to the segment operations. Corporate expenses not allocated to the segments include corporate general and administrative expenses, interest expense and certain other income and deduction items which are incidental to the Company's operations. Capital expenditures, as defined herein, include amounts relating to acquisitions as well as internal expenditures. The identifiable assets of industry segments are those used in the Company's operations of each segment. Corporate identifiable assets include cash, land, buildings and equipment used in conjunction with corporate activities and sundry assets. Financial information by segment is as follows:

                                          Furnishings
Year ended December 31                     Products      Diversified    Corporate    Consolidated
1995
Net sales                                  $1,558.1        $501.2        $    -        $2,059.3
Operating profit                              195.1          50.5         (24.9)          220.7
Capital expenditures                           86.0          22.8           4.2           113.0
Depreciation and amortization expense          51.2          13.4           2.5            67.1
Identifiable assets                           935.5         234.8          48.0         1,218.3

1994
Net sales                                  $1,398.2        $459.9        $    -        $1,858.1
Operating profit                              153.4          54.7         (18.6)          189.5
Capital expenditures                           91.5          30.1           3.9           125.5
Depreciation and amortization expense          42.8          12.2           1.9            56.9
Identifiable assets                           834.2         244.6          41.1         1,119.9

1993
Net sales                                  $1,195.8        $330.9        $    -        $1,526.7
Operating profit                              129.0          33.9         (21.9)          141.0
Capital expenditures                           68.4          16.9           3.0            88.3
Depreciation and amortization expense          35.9           8.0           1.4            45.3
Identifiable assets                           710.8         151.4          39.7           901.9

                Leggett & Platt, Incorporated and Subsidiaries


K-CONTINGENCIES

     From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency (EPA) ordered one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary successfully appealed the EPA's order. On June 27, 1994, the EPA indicated it planned to issue a new, similar order. The subsidiary, the EPA and the Florida Department of Environmental Protection
(FDEP) are negotiating an agreement to investigate and, if necessary, take corrective action to resolve the dispute. Estimated costs to perform an agreed upon investigation and any related corrective actions are not material and have been provided for in the financial statements as of December 31, 1995.

     If current negotiations with the EPA and the FDEP are unsuccessful, and the EPA issues a new order, the subsidiary expects it would appeal the new order.
If this appeal is unsuccessful, the costs to perform any required investigation and, if necessary, corrective action cannot be reasonably estimated. One-half of any costs, including the costs of voluntary actions, would be reimbursed to the Company under a contractual obligation of a former joint owner of the subsidiary. No provision for the costs of performing investigation and corrective action beyond any agreed upon investigation and remediation mentioned above has been recorded in the Company's financial statements. If any such additional investigation and corrective action is required, management believes the possibility of a material adverse effect on the Company's consolidated financial condition or results of operations is remote.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                Leggett & Platt, Incorporated and Subsidiaries


To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

     In our opinion, the financial statements listed in the index appearing under Item 14 on page 12 present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



St. Louis, Missouri
February 8, 1996

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LEGGETT & PLATT, INCORPORATED

Dated:  March 28, 1996



                                          By:  /s/  HARRY M. CORNELL, JR.
                                               ----------------------------
                                                    Harry M. Cornell, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer

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


          SIGNATURE                           TITLE                                         DATE
          ---------                           -----                                         ----
(a)  PRINCIPAL EXECUTIVE OFFICER:

     /s/  HARRY M. CORNELL, JR.           Chairman of the Board and Chief               March 28, 1996
     --------------------------           Executive Officer
     Harry M. Cornell, Jr.

(b)  PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

     /s/  MICHAEL A. GLAUBER              Senior Vice President, Finance &              March 28, 1996
     --------------------------           Administration
     Michael A. Glauber

(c)  DIRECTORS:

     RAYMOND F. BENTELE*                  Director
     --------------------------
     Raymond F. Bentele


     ROBERT TED ENLOE, III*               Director
     --------------------------
     Robert Ted Enloe, III


     RICHARD T. FISHER*                   Director
     --------------------------
     Richard T. Fisher



          SIGNATURE                           TITLE                                         DATE
          ---------                           -----                                         ----
     FRANK E. FORD, JR.*                  Director
     --------------------------
     Frank E. Ford, Jr.


     DAVID S. HAFFNER*                    Director
     --------------------------
     David S. Haffner


     ROBERT A. JEFFERIES, JR.*            Director
     --------------------------
     Robert A. Jefferies, Jr.


     ALEXANDER M. LEVINE*                 Director
     --------------------------
     Alexander M. Levine


     RICHARD L. PEARSALL*                 Director
     --------------------------
     Richard L. Pearsall


     MAURICE E. PURNELL, JR.*             Director
     --------------------------
     Maurice E. Purnell, Jr.


     FELIX E. WRIGHT*                     Director
     --------------------------
     Felix E. Wright


*  By /s/ ERNEST C. JETT                                                                March 28, 1996
      -------------------------
      Ernest C. Jett
      Attorney-in-Fact pursuant to Power of
      Attorney dated March, 1996

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  For the three years ended December 31, 1995
                             (Amounts in millions)

         Column A                     Column B    Column C    Column D    Column E
         --------                    ----------  ----------  ----------  ----------
                                                 Additions
                                                  Charged
                                     Balance at   to Costs               Balance at
                                    Beginning of     and                   End of
  Description                          Period     Expenses   Deductions    Period
---------------                     ------------ ----------  ----------   --------

Year ended December 31, 1995

 Allowance for doubtful receivables..   $7.5        $5.8      $5.8 (A)     $7.5
                                        ====        ====      ====         ====

Year ended December 31, 1994

 Allowance for doubtful receivables..   $7.2        $5.7      $5.4 (A)     $7.5
                                        ====        ====      ====         ====
Year ended December 31, 1993

 Allowance for doubtful receivables..   $7.1        $2.8      $2.7 (A)     $7.2
                                        ====        ====      ====         ====

--------------------------------------

(A)  Uncollectible accounts charged off, net of recoveries.

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

   10.1/1/ Employment Agreement between the Company and Mr. Cornell dated May 9, 1979, as amended, filed as
             Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1989, and Letter Agreement dated March 15, 1993 amending Section 2.2 of Employment Agreement, filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1992, are incorporated by reference.

   10.1A/1/  Letter Agreement dated February 15, 1996 amending
             Section 6.3 of Employment Agreement dated May 9, 1979 between the Company and Mr. Cornell.

   10.2/1/ Employment Agreement between the Company and Mr. Wright dated May 1, 1981, as amended, filed as Exhibit
             10.2 to Registrant's Form 10-K for the year ended December 31, 1989, is incorporated by reference.

  10.3/1/ Employment Agreement between the Company and Mr. Jefferies dated November 7, 1990, filed as Exhibit
             10.3 to Registrant's Form 10-K for the year ended December 31, 1990, and Amendment No. 1 to Employment Agreement dated January 1, 1993, filed as Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 1992, are incorporated by reference.

  10.4/1/ Severance Benefit Agreement between the Company and Harry M. Cornell, Jr. dated May 9, 1984 filed as
             Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated by reference.

  10.5/1/ Severance Benefit Agreement between the Company and Felix E. Wright dated May 9, 1984 filed as Exhibit
             10.5 to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated by reference.

  10.6/1/ Severance Benefit Agreement between the Company and Robert A. Jefferies, Jr. dated May 9, 1984 filed as
             Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated by reference.

  10.7/1/ Reference is made to Appendix A to Registrant's definitive Proxy Statement dated April 4, 1994 used in conjunction with Registrant's Annual Meeting of Shareholders held on May 11, 1994 for a copy of the Company's 1989 Flexible Stock Plan, as amended, which is incorporated by reference.

  10.8/1/    Summary description of the Company's Key Management
             Incentive Compensation Plan, filed as Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1993, is incorporated by reference.

  10.9/1/ Reference is made to description of certain long-term disability arrangements between Registrant and its salaried employees filed as Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1991, which is incorporated by reference.

  10.10/1/ Form of Indemnification Agreement approved by the shareholders of Registrant and entered into between Registrant and each of its directors and executive officers.

  10.11/1/ Registrant's Director Stock Option Plan, filed as Appendix A to Registrant's definitive Proxy Statement dated March 31, 1989 used in conjunction with Registrant's Annual Meeting of Shareholders held on May 10, 1989, and Amendment to Director Stock Option Plan dated May 13, 1992, filed as Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 1992, are incorporated by reference.

  10.12/1/ Reference is made to Leggett & Platt, Incorporated Executive Stock Purchase Program adopted June 6, 1989 under the Company's 1989 Flexible Stock Plan, and effective as of July 1, 1989, as amended on November 13, 1991, filed as Exhibit 10.11 of Registrant's Form 10-K for the year ended December 31, 1991, which is incorporated by reference.

  10.13/1/ Stock Award Agreement dated December 20, 1994 between the Company and Harry M. Cornell, Jr., filed as
             Exhibit 10.17 of Registrant's Form 10-K for the year ended December 31, 1994, is incorporated by reference.

  10.14/1/ Stock Award Agreement dated August 1, 1995 between the Company and Felix E. Wright.

  10.15/1/ Stock Award Agreement dated August 1, 1995 between the Company and Duane W. Potter.

  10.16/1/ Stock Award Agreement dated August 1, 1995 between the Company and David S. Haffner.

  10.17/1/ Stock Award Agreement dated December 28, 1995 between the Company and Harry M. Cornell, Jr.

  10.18/1/   Summary description of the Company's Deferred
             Compensation Program.

  11         Statement of Computation of Earnings Per Common Share.

  21         Schedule of Subsidiaries of Registrant.

  23         Consent of Independent Accountants.

  24 Power of Attorney executed by members of the Company's Board of Directors regarding this Form 10-K and certain registration statements.

  27         Financial Data Schedule

--------------------

1.  Denotes management contract or compensatory plan or arrangement.