Form 10-Q
period 1996-03-31
LEGGETT & PLATT INC
filed 1996-04-25
CIK 58492

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996
                       	     			            --------------
                                   OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from           to
                                        ---------    --------

            For Quarter Ended        Commission File Number
             March 31, 1996                   1-7845
            -----------------	       ----------------------

                    LEGGETT & PLATT, INCORPORATED
               	    -----------------------------
        (Exact name of registrant as specified in its charter)


             Missouri                           44-0324630
  ------------------------------    ------------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)


        No. 1 Leggett Road
        Carthage, Missouri                           64836
 ---------------------------------------	         ----------
 (Address of principal executive offices)         (Zip Code)


 Registrant's telephone number, including area code   (417) 358-8131
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

 Yes  X     No
     ---       ---
Common stock outstanding as of April 23, 1996:  84,223,499

                     PART I.  FINANCIAL INFORMATION
             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                      ITEM I.  FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
(Amounts in millions)

                           		                      March 31,    December 31,
                                     					    	      1996           1995
                                  		              -----------	  -----------
CURRENT ASSETS
  Cash and cash equivalents 			                    $     3.9     $     6.7
  Accounts and notes receivable   		                   292.1         261.7
  Allowance for doubtful accounts  		                   (9.0)         (7.5)
  Inventories    				                                  278.3         276.8
  Other current assets   			                            38.2          34.2
                                         						     ---------	    ---------
    Total current assets           		                 	603.5         571.9

PROPERTY, PLANT & EQUIPMENT, NET    		                 461.9         451.8

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $18.8 in 1996
   and $17.8 in 1995        			                        138.5         133.6
  Other intangibles, less accumulated
   amortization of $15.5 in 1996
   and $15.6 in 1995     				                           21.4          22.2
  Sundry     					                                    	 37.1          38.8
                                           				     ---------	    ---------
    Total other assets    			                          197.0         194.6
                                         						     ---------	    ---------
TOTAL ASSETS 		                             			    $ 1,262.4     $ 1,218.3
                                         						     ========= 	   =========
CURRENT LIABILITIES
  Accounts and notes payable			                    $    83.4     $    90.4
  Accrued expenses 				                                135.7         112.6
  Other current liabilities  				                       33.5          23.8
                                         						     ---------	    ---------
    Total current liabilities    		                    252.6         226.8

LONG-TERM DEBT                                   				 	175.3         191.9

OTHER LIABILITIES                                 					 18.6          17.7

DEFERRED INCOME TAXES   	                           			 49.4          47.8

SHAREHOLDERS' EQUITY
  Common stock        					                               .8            .8
  Additional contributed capital     		                152.2         155.0
  Retained earnings     			                            625.2         598.0
  Cumulative translation adjustment     	               (5.0)         (5.0)
  Treasury stock     				                               (6.7)        (14.7)
                        			                         --------- 	   ---------
    Total shareholders' equity        		               766.5         734.1
                                         						     ---------	    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    	    $ 1,262.4     $ 1,218.3
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

      	        LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
	              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
			                             (Unaudited)

(Amounts in millions, except per share data)

                             			                     		 Three Months Ended
                        			                           	      March 31,
                                                							--------------------
		                                  	                    1996        1995
                                                      	--------    --------
Net sales       	                                  	  	$ 524.2     $ 523.1
Cost of goods sold      	                                393.9       401.2
                                                							 -------     -------
    Gross profit                	                        130.3       121.9

Selling, distribution and
  administrative expenses                                 66.8        63.5
Interest expense                                     		    2.6         3.0
Other deductions net of other income                       1.3         1.2
                                                							 -------     -------
    Earnings before income taxes                          59.6        54.2

Income taxes                 			                          23.2        21.3
                                                							 -------     -------
    NET EARNINGS                 		                    $  36.4     $  32.9
                                            	         	 =======     =======

Earnings Per Share (Exhibit 11)                        $   .43     $   .39

Cash Dividends Declared Per Share		                    $   .11     $   .09

Average Common and Common
  Equivalent Shares Outstanding                           85.2        84.4



See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Amounts in millions)                            				    Three Months Ended
                         						                               March 31,
                                              							    ------------------
                                       						              1996      1995
                                              							    --------  --------
OPERATING ACTIVITIES
  Net Earnings    					                                  $  36.4   $  32.9
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation					                                     16.2      14.3
      Amortization   					                                   2.0       2.1
      Other   						                                          .4       (.6)
      Other changes, net of effects from
       purchases of companies
        Increase in accounts receivable, net        	      (27.0)    (20.8)
        Increase in inventories  			                        (2.0)    (20.3)
        Increase in other current assets        	           (2.2)     (1.8)
        Increase in current liabilities 		                  28.8      28.7
                                              							     -------   -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           52.6      34.5

INVESTING ACTIVITIES
  Additions to property, plant and equipment        	      (23.6)    (26.5)
  Purchases of companies, net of cash acquired      	       (6.2)     (1.6)
  Other    						                                             .3       1.0
                                              							     -------   -------
        NET CASH USED FOR INVESTING ACTIVITIES      	      (29.5)    (27.1)

FINANCING ACTIVITIES
  Additions to debt   					                                  -        10.2
  Payments on debt     					                               (18.0)     (8.9)
  Dividends paid       					                                (9.3)     (7.5)
  Other      						                                          1.4	      (.8)
							                                                   -------   -------
        NET CASH USED FOR FINANCING ACTIVITIES  	          (25.9)     (7.0)
                                                 				     -------   -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    	       (2.8)       .4

CASH AND CASH EQUIVALENTS - January 1,  		                   6.7       2.7
                        				                              -------   -------
CASH AND CASH EQUIVALENTS - March 31,			                 $   3.9   $   3.1
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

2.  INVENTORIES

    Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                					           March 31,      December 31,
                                				        	     1996             1995
                                       						  ----------   	  ------------
	     At First-In, First-Out (FIFO) cost
	       Finished goods 			                      $ 159.8          $ 153.7
	       Work in process  	                         33.9             32.2
	       Raw materials 		                          103.5            110.7
                                      						     -------	         -------
                                       					      297.2            296.6
     	Excess of FIFO cost over LIFO cost           18.9             19.8
                                      						     -------	         -------
                                      						    $ 278.3          $ 276.8
                                      						     =======	         =======

3.  PROPERTY, PLANT & EQUIPMENT

    Property, plant and equipment comprised the following:

                                       						   March 31,      December 31,
                                       						     1996             1995
                                       						  -----------	    ------------
    Property, plant and equipment, at cost	      $ 831.4          $ 808.4
    Less accumulated depreciation         	        369.5            356.6
                                       						     -------	         -------
                                       						    $ 461.9          $ 451.8
                                       						     =======	         =======

4.  LOAN AGREEMENTS

    In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at March 31, 1996 were approximately $218.

               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                            				(Unaudited)

5.  CONTINGENCIES

    With respect to the matter discussed in the following paragraph, there has been no significant change from the prior period.

    From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency (EPA) ordered one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary successfully appealed the EPA's order. On June 27, 1994, the EPA indicated it planned to issue a new, similar order. The subsidiary, the EPA and the Florida Department of Environmental Protection (FDEP) are negotiating an agreement to investigate and, if necessary, take corrective action to resolve the dispute.
    Estimated costs to perform an agreed upon investigation and any related corrective actions are not material and have been provided for in the financial statements as of March 31, 1996.

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

Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations


Capital Resources and Liquidity
- -------------------------------
The Company's capitalization at March 31, 1996 and December 31, 1995 is shown in millions of dollars in the table below. The amount of additional capital available through the Company's revolving bank credit agreements is also shown, along with the amount of cash and cash equivalents.

	                                      					    March 31,     December 31,
                                      						      1996            1995
                                      						   ----------- 	  ------------
  Long-term debt outstanding:
    Scheduled maturities    			                  $ 173.9         $ 174.4
    Revolving credit/commercial paper  		            1.4            17.5
                                       						     -------	        -------
 	Total long-term debt  		                         175.3           191.9
  Shareholders' equity 				                        766.5           734.1
  Unused committed credit			                       250.0           200.0
  Cash and cash equivalents			                       3.9             6.7

Capital investments to modernize and expand capacity internally were $23.6 million in the first quarter of 1996. The Company also invested $6.2 million (net of cash acquired) in acquisitions. Funds for these investments and a $16.6 million reduction in long-term debt outstanding were provided by operating activities.

Working capital at March 31, 1996 was $350.9 million, up from $345.1 million at year end. Total current assets increased $31.6 million, due primarily to increases in accounts and notes receivable attributable to higher sales than the preceding quarter. Total current liabilities increased $25.8 million, due primarily to increases in accrued taxes and other current liabilities that offset a decrease in accounts and notes payable.

During the quarter, the Company increased the total amount of committed credit available through its revolving bank credit agreements to $250 million, up from $200 million at year end. The Company has substantial capital resources to support projected internal cash needs and acquisitions consistent with management's goals and objectives. The Company also has the availability of short-term uncommitted credit from several banks. However, there was no short-term debt outstanding at quarter end or at year end.

Results of Operations
- ----------------------
The Company had record sales of $524.2 million in the first quarter of 1996. Compared with the first quarter of 1995, sales increased slightly due to a continuing benefit from acquisitions. In January and early February of this year, severe weather impacted business throughout much of the country. Since then, the Company's sales have shown modest, but steady improvement. First quarter 1996 sales also showed an encouraging 6% increase over the fourth quarter of 1995. Management continues to expect more positive business developments in the months ahead.

Earnings of $.43 per share in this year's first quarter were also a record. Compared with the first quarter of 1995, earnings per share increased 10% as profit margins reflected sustained improvements. The following table shows various measures of earnings as a percentage of sales in the first quarter of the last two years. It also shows the Company's effective income tax rate in each respective period.

                                          						     Quarter Ended
						                                                 March 31,
                                        					        1996     1995
                                        					       ------	  ------
     	Gross profit margin   		                       24.9%    23.3%
     	Pre-tax profit margin		                        11.4     10.4
     	Net profit margin		                           	 6.9      6.3
     	Effective income tax rate                      38.9     39.3

The net profit margin of 6.9% in the first quarter of 1996 compares favorably with 1995 net margins of 6.3% for the first quarter and 6.6% for the full year. Several factors are reflected in the sustained improvement in net profit margins. These include the Company's continuing growth in several niche markets with above-average margins, increases in production efficiencies, and cost and expense containment. Lower costs resulted in a smaller LIFO effect on gross profit in 1996 compared to the prior year.

Cash dividends declared were $.11 per share in the first quarter of 1996, up from $.09 per share in the first two quarters of 1995 and $.10 per share in the third and fourth quarters. The first quarter increase makes 1996 the 25th consecutive year that dividends on the Company's stock have been increased. Since 1971, the quarterly rate has increased 33 fold, or 15% compounded annually.

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

                               LEGGETT & PLATT, INCORPORATED





DATE:  April 25, 1996       By:  /s/ HARRY M. CORNELL, JR.
                             				----------------------------
                                  Harry M. Cornell, Jr.
                                  Chairman of the Board
                                  and Chief Executive Officer





DATE:  April 25, 1996       By:  /s/ MICHAEL A. GLAUBER
                             				--------------------------
                                  Michael A. Glauber
                                  Senior Vice President,
                                  Finance and Administration

                          EXHIBIT INDEX


Exhibit                                                                Page
- -------			                                                 					       ----

  11    Computations of Earnings Per Share                              12

  27    Financial Data Schedule                                         13