Form 10-Q
period 1996-06-30
LEGGETT & PLATT INC
filed 1996-08-14
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996
                                  	        -------------
                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from           to
                                        --------	    --------
           For Quarter Ended        Commission File Number
            June 30, 1996                   1-7845
           -----------------        ----------------------

                    LEGGETT & PLATT, INCORPORATED
		     ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


            Missouri                           44-0324630
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


               No. 1 Leggett Road
               Carthage, Missouri                      64836
    ----------------------------------------	       ----------
    (Address of principal executive offices)        (Zip Code)


 Registrant's telephone number, including area code   (417) 358-8131
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

 Yes  X     No
     ---       ---

 Common stock outstanding as of July 29, 1996:   89,707,598

                   PART I.  FINANCIAL INFORMATION
           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                    ITEM I.  FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Unaudited)
(Amounts in millions)

                                                    June 30,     December 31,
                                          						      1996	          1995
                                          						  -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                        $     4.8      $     8.2
  Accounts and notes receivable                        385.8          306.8
  Allowance for doubtful accounts     		               (10.3)          (7.5)
  Inventories                  			                     352.3          344.1
  Other current assets       		                		       39.9           35.0
                                          						    ---------	     ---------
    Total current assets    			                        772.5          686.6

PROPERTY, PLANT & EQUIPMENT, NET              		       546.0          510.6

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $24.6 in 1996
   and $21.6 in 1995                        			        268.7          210.3
  Other intangibles, less accumulated
   amortization of $25.8 in 1996
   and $24.2 in 1995     			                            34.6           31.7
  Sundry     					                                      39.5           38.9
                              						                ---------	     ---------
    Total other assets				                             342.8          280.9
                   						                           ---------	     ---------
TOTAL ASSETS  					                                $ 1,661.3      $ 1,478.1
                                          						    =========      =========

CURRENT LIABILITIES
  Accounts and notes payable 	                		   $   129.2      $   127.5
  Accrued expenses     				                            128.2          117.1
  Other current liabilities     		                      28.8           30.5
                                          						    ---------	     ---------
    Total current liabilities			                       286.2          275.1

LONG-TERM DEBT                 				                    465.5          380.6

OTHER LIABILITIES    				                               39.5           21.3

DEFERRED INCOME TAXES                       				        60.5           54.3

SHAREHOLDERS' EQUITY
  Common stock         				                               .9             .9
  Additional contributed capital    		                 179.4          164.0
  Retained earnings  				                              634.2          601.6
  Cumulative translation adjustment        	            (4.9)          (5.0)
  Treasury stock      				                                -           (14.7)
    						                                          ---------	     ---------
    Total shareholders' equity       		                809.6          746.8
                                          						    ---------	     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY 	       $ 1,661.3      $ 1,478.1
                                          						    =========	     =========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

(Amounts in millions, except per share data)

                            			      Six Months Ended       Three Months Ended
            		                       		  June 30,                 June 30,
                            				   ---------------------     -------------------
               			                   1996        1995         1996       1995
                                   ---------   ---------     ------- 	 -------
Net sales    		                    $ 1,211.2   $ 1,164.0     $ 620.0   $ 584.5
Cost of goods sold                     909.0       889.0       462.4     446.7
                             				   ---------   ---------     -------	  -------
  Gross profit                         302.2       275.0       157.6     137.8

Selling, distribution and
  administrative expenses              147.7       136.1        75.9      68.5
Interest expense        	               15.9        15.9         8.0       8.7
Merger expense                          26.6          -         26.6        -
Other deductions (income), net           6.8         6.2         3.3       3.1
                             				   ---------   ---------     -------	  -------
  Earnings before income taxes
    and extraordinary item             105.2       116.8        43.8      57.5

Income taxes      		                    40.9        46.8        17.2      23.2
                             				   ---------   ---------     -------	  -------
  Net earnings before
    extraordinary item   	              64.3        70.0        26.6      34.3

Extraordinary item   		                 12.5          -         12.5        -
                             				   ---------   ---------     -------	  -------
  NET EARNINGS   	              	  $    51.8   $    70.0     $  14.1   $  34.3
                                    =========   =========     ======= 	 =======

Earnings Per Share (Exhibit 11)
  Net earnings before
    extraordinary item             $     .71   $     .78     $   .29   $   .38
  Net earnings    		               $     .57   $     .78     $   .15   $   .38

Cash Dividends Declared
  Per Share   			                  $     .22   $     .18     $   .11   $   .09

Average Common and Common
  Equivalent Shares Outstanding         90.7        89.4        91.3      89.6

 See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Amounts in millions)   			     	                            Six Months Ended
					                                                           	June 30,
                                                  							  -------------------
                                    					               	    1996        1995
                                                  							  -------     -------
OPERATING ACTIVITIES
  Net Earnings   				                                     $  51.8     $  70.0
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation  					                                    36.2        30.4
      Amortization 					                                      7.9         7.2
      Merger expense (non-cash portion)              	       24.3          -
      Extraordinary item (non-cash portion)  		               4.0          -
      Other       					                                       2.5          .4
      Other changes, net of effects from
      	purchases of companies
        Increase in accounts receivable, net           	   (67.7)      (33.6)
        Decrease in inventories      			                     7.2          -
        Increase in other current assets               	      -         (2.0)
        Increase in current liabilities   		                 7.6         8.4
						                                                 	  -------     -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           73.8        80.8

INVESTING ACTIVITIES
  Additions to property, plant and equipment           	   (50.3)      (57.0)
  Purchases of companies, net of cash acquired             (76.2)       (1.6)
  Other      						                                          (.1)        1.7
                        			                            	  -------     -------
        NET CASH USED FOR INVESTING ACTIVITIES         	  (126.6)      (56.9)

FINANCING ACTIVITIES
  Additions to debt                                					   257.3        32.1
  Payments on debt  					                                 (182.6)      (31.4)
  Dividends paid        			                                (19.2)      (15.0)
  Sales of common stock   				                               3.8         1.6
  Purchases of common stock                          			    (9.9)       (7.7)
  Other  						                                               -         (1.7)
                                                 							  -------     -------
        NET CASH PROVIDED BY
          (USED FOR)FINANCING ACTIVITIES              		    49.4       (22.1)
                        				                              -------     -------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS      	      (3.4)        1.8

CASH AND CASH EQUIVALENTS - January 1,     		                8.2         3.0
                                                    				  -------     -------
CASH AND CASH EQUIVALENTS - June 30,   		                $   4.8     $   4.8
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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                 				        	 June 30,       December 31,
                                 					           1996             1995
                                        					-----------      ------------
At First-In, First-Out (FIFO) cost

  Finished goods   				                        $ 196.1          $ 186.3
  Work in process       			                       37.7             39.1
  Raw materials         			                      133.5            136.1
                                       						   -------	         -------
                               		 			            367.3            361.5
Excess of FIFO cost over LIFO cost         		     15.0             17.4
                                       						   -------	         -------
                                       						  $ 352.3          $ 344.1
                                       						   =======	         =======

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                 					         June 30,       December 31,
					                                            1996             1995
                                        					-----------	     ------------
Property, plant and equipment, at cost 		      $ 942.7          $ 875.5
Less accumulated depreciation          		        396.7            364.9
                                       						   -------	         -------
                                        					  $ 546.0          $ 510.6
                                       						   =======	         =======

4.   LOAN AGREEMENTS

In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts, and restrict payment of dividends. Unrestricted retained earnings available for dividends at June 30, 1996 were approximately $110.7.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                  (Unaudited)

5.  ACQUISITION AND RELATED EXPENSES

In May 1996, the Company issued 5,134,092 shares of common stock to acquire Pace Holdings, Inc. (Pace) in a transaction accounted for as a pooling of interests. Pace is a leading manufacturer and marketer of non-automotive aluminum die cast components. Previously issued financial statements have been restated to reflect the pooling. Results of operations for the separate companies prior to the merger and for the combined companies as restated are as follows:

                            Three Months       Six Months      Three Months
                               Ended              Ended           Ended
                           March 31, 1996    June 30, 1995    June 30, 1995
                           --------------    -------------    -------------
Net Sales
  Leggett & Platt              $ 524.2          $ 1,040.8         $ 517.7
  Pace                            67.0              123.2            66.8
                            				-------		        ---------	        -------
     Combined                  $ 591.2          $ 1,164.0         $ 584.5
                            				=======		        =========	        =======

Net Earnings
  Leggett & Platt              $  36.4          $    65.9         $  33.0
  Pace                             1.3                3.7             2.1
  Restatement Adjustments           -                  .4             (.8)
                            				-------		        ---------	        -------
    Combined                   $  37.7          $    70.0         $  34.3
                            				=======		        =========	        =======

Included in the restatement adjustments to reflect the Pace acquisition is a change in accounting for the Company's existing aluminum inventory from the LIFO method to FIFO. This change was made to conform the accounting principles used by the Company's aluminum operations to those of Pace.

In May 1996, prior to the acquisition, options were granted and exercised under the Pace employee stock option/bonus plan resulting in compensation expense of $12.0 before taxes. Other merger expense, including costs for the accrual of commitments under contracts no longer benefiting the Company and legal and environmental issues, was $14.6 before taxes, in 1996.

Following the acquisition, the Company issued a tender offer to all holders of the Pace 10.625% senior notes. In June 1996, the notes were redeemed at approximately 113% of par value, plus accrued interest. The cash required for the redemption was provided through the issuance of medium term notes and the Company's revolving credit agreements. The Company recognized an extraordinary charge, net of related tax benefits, of $12.5 in 1996 from the extinguishment of debt.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                  (Unaudited)

6.  CONTINGENCIES

From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency (EPA) ordered one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary successfully appealed the EPA's order. On June 27, 1994, the EPA indicated it planned to issue a new, similar order. The subsidiary, the EPA and the Florida Department of Environmental Protection (FDEP) are negotiating an agreement to investigate and, if necessary, take corrective action to resolve the dispute. Estimated costs to perform an agreed upon investigation and any related corrective actions are not material and have been provided for in the financial statements as of June 30, 1996.

If current negotiations with the EPA and the FDEP are unsuccessful, and the EPA issues a new order, the subsidiary expects it would appeal the new order. If this appeal is unsuccessful, the costs to perform any required investigation and, if necessary, corrective action cannot be reasonably estimated. One-half of any costs, including the costs of voluntary actions, would be reimbursed to the Company under a contractual obligation of a former joint owner of the subsidiary. No provision for the costs of performing investigation and corrective action beyond any agreed upon investigation and remediation mentioned above has been recorded in the Company's financial statements. If any such additional investigation and corrective action is required, management believes the possibility of a material adverse effect on the Company's consolidated financial position is remote.

In connection with the acquisition of Universal Die Casting, Inc. ("Universal") through a subsidiary of Pace during 1990, the National Labor Relations Board ("NLRB") filed a complaint based on an unfair labor charge filed by the union representing the former employees of Universal. The complaint alleges that the subsidiary refused to hire former employees of Universal because they were union members and refused to bargain with the union. It seeks back pay and benefits, together with interest thereon, from October 18, 1988, and reinstatement on behalf of 81 individuals. In May 1993, the administrative law judge in a recommended order, rendered a decision against the subsidiary. The recommended order would require the subsidiary to recognize and bargain with the union and to offer immediate and full reinstatement of 61 employees and make such employees whole for any loss of earnings and other benefits suffered as a result of the alleged discrimination against them. However, under applicable law, such damages would generally be reduced by the amount of mitigation, if any, by such individuals, including salary and benefits earned by such individuals since October 18, 1988. The subsidiary filed an appeal to the full NLRB in Washington and exceptions to the administrative law judge's recommended order. On January 3, 1996, the NLRB rendered its decision on the subsidiary's appeal by affirming the administrative law judge's decision and recommended order against the subsidiary. The subsidiary intends to appeal the NLRB's decision and to contest individual back pay specifications in NLRB compliance proceedings, if necessary. During August 1994, the subsidiary began implementation of a plan to offer employment to certain of these individuals, which offers, in the event there was an unfavorable outcome to the subsidiary regarding this matter, would toll the accrual of any further back pay and benefits. The subsidiary believes its hiring practices were objective and complied with all labor laws and that the individuals were denied employment for legitimate reasons. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company's consolidated financial position from this matter is remote.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                 (Unaudited)

6. CONTINGENCIES - continued

Pace had previously provided in its financial statements amounts estimated to resolve general litigation matters, including the above. Subsequent to the acquisition (see Note 5), Leggett & Platt and Pace management continued to review the alternatives to resolve general litigation matters. The Company increased (in 1996) the amounts provided in the financial statements as a result of this review. The additional amounts provided in 1996 are not material to the Company's consolidated financial position. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company's consolidated financial position from these matters is remote.

Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

The Company's previously issued financial statements have been restated to reflect the May 1996 pooling of interests acquisition of Pace Holdings, Inc.
(Pace). Previously reported share and per share amounts have also been restated to reflect a September 15, 1995 two-for-one stock split. Therefore, the following discussion reflects the Company's capital resources and liquidity and results of operations as restated for these events.

Capital Resources and Liquidity
- --------------------------------
The Company's long-term debt outstanding and shareholders' equity at June 30, 1996 and December 31, 1995 are shown in millions of dollars in the table below. The amount of additional capital available through the Company's revolving bank credit agreements is also shown, along with the amount of cash and cash equivalents.

                                       					       June 30,    December 31,
                                        				         1996          1995
                                       					     -----------   ------------
Long-term debt outstanding:
    Scheduled maturities     		                    $ 309.0        $ 315.9
    Revolving credit/commercial paper                156.5           64.7
                                              						-------	       -------
         Total long-term debt 			                    465.5          380.6

Shareholders' equity    	                         		 809.6          746.8
Unused committed credit 		                           215.0          207.8
Cash and cash equivalents    		                    	   4.8            8.2

Capital investments to modernize and expand capacity internally were $50.3 million in the first six months of 1996. The Company also invested $76.2 million, net of cash acquired, and issued 694,444 shares of common stock equivalents to acquire several businesses in transactions accounted for as purchases. Funds for these investments were provided by operating activities and through the Company's revolving credit/commercial paper arrangements.

To acquire Pace, the Company issued 5.1 million shares of common stock and assumed approximately $200 million in Pace debt. The Pace debt that was refinanced in the second quarter consisted primarily of $115 million in senior notes and revolving bank credit. In June 1996, the Company issued $100 million in privately placed medium-term notes having average maturities of 8 years and fixed interest rates averaging 7.4%. Proceeds from these notes provided a majority of the funds required to redeem, at 113% of par value, all of the Pace senior notes that were to mature in almost 7 years and had fixed interest rates of 10.625%. Funds required to refinance the balance of the senior notes and Pace's revolving credit were provided through the Company's revolving credit/commercial paper arrangements.

Working capital at June 30, 1996 was $486.3 million, up from $411.5 million at year end. Total current assets increased $85.9 million, due primarily to increases in accounts and notes receivable that primarily reflected increased sales. Total current liabilities increased $11.1 million, due primarily to increases in accrued expenses.

The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. The Company also has the availability of short-term uncommitted credit from several banks. However, there was no short-term debt outstanding at mid-year or at year-end.

Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued

Results of Operations
- ---------------------
The Company had record sales of $1.21 billion in the first six months of 1996. Sales for the second quarter increased to an all-time quarterly high of $620 million. Compared with the same periods in 1995, sales increased 4% in the first six months and 6% in the second quarter. These increases primarily reflected the benefits from acquisitions and modestly higher unit volumes.

Earnings increased to a record $.89 per share in the first six months of this year, before $.32 per share in non-recurring costs related to the Pace acquisition. Earnings for the second quarter increased to a record $.47 per share, before the $.32 per share in non-recurring costs. Compared with the same periods in 1995, earnings per share before the non-recurring costs increased 14% in the first six months and 24% in the second quarter. Including the non-recurring costs, earnings were $.57 per share in the first half and $.15 per share in the second quarter of 1996. These compare with $.78 per share and $.38 per share for the same respective periods in 1995.

The anticipated and previously announced non-recurring costs consisted of an extraordinary item of $.14 per share to refinance Pace's debt and $.18 per share in other anticipated merger related expense. Before these costs, Pace slightly enhanced the Company's 1996 second quarter earnings per share.

The Pace aluminum operations are seasonal in nature, with a majority of sales occurring in the first half of the year. However, the effect of this seasonality on the Company as a whole is expected to be significantly offset by certain other operations that have seasonally stronger sales in the second half of the year.

The following table shows various measures of earnings as a percentage of sales for the first six months and the second quarter of the last two years. It also shows the Company's effective income tax rate in each respective period.

                     			                 Six Months Ended      Quarter Ended
                                    				     June 30,             June 30,
                            				          1996      1995       1996      1995
                                   					 ------	   ------     ------	   ------
  Gross profit margin    		               25.0%     23.6%      25.4%     23.6%
  Pre-tax profit margin
    Excluding non-recurring costs         10.9      10.0       11.4       9.8
    Including non-recurring costs	         8.7        --        7.1        --
  Net profit margin
    Excluding non-recurring costs      	   6.7       6.0        6.9       5.9
    Including non-recurring costs          4.3        --        2.3        --
  Effective income tax rate   		          38.9      40.1       39.3      40.3

Gross profit margins for the first six months and the second quarter of 1996 compare favorably with the same periods of 1995. They reflect continuing improvements in production efficiencies in many operations throughout the Company. Lower costs also resulted in a smaller LIFO effect on gross profit in 1996 compared to 1995.

Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued

Results of Operations - continued
- ---------------------------------
Some of the improvement in gross profit margins was offset by increases in total selling, distribution and administrative expenses as a percentage of sales. This is reflected in less of an improvement in the year-over-year
comparison of pre-tax profit margins, excluding	non-recurring costs.  Interest
expense for the first six months of 1996 was unchanged from 1995, but declined slightly as a percentage of sales. In the second quarter of 1996, interest expense was reduced from the second quarter of 1995 due to lower interest rates. These considerations had a slightly positive effect on the year-over-year comparisons of pre-tax profit margins.

Net profit margins for the first six months and second quarter of 1996, excluding non-recurring costs, also compared favorably with the same periods of 1995. They reflected the improvements in pre-tax margins as well as somewhat lower 1996 effective income tax rates.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 15, 1996.   Matters
voted upon were (1) election of directors, (2) ratification of Price Waterhouse as the Company's independent auditors, and (3) a shareholder proposal requiring the Company to provide additional information about the Company's practices relating to environmental protection.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1.  Election of Directors
           DIRECTOR                         FOR              WITHHELD

     Raymond F. Bentele                 58,090,595          3,145,025

     Harry M. Cornell, Jr.              60,253,717            981,903

     Robert Ted Enloe, III              60,641,933            593,687

     Richard T. Fisher                  60,645,286            590,334

     David S. Haffner                   60,255,372    	       980,248

     Robert A. Jefferies, Jr.           60,256,720            978,900

     Alexander M. Levine                60,255,759            979,861

     Richard L. Pearsall                60,647,610            588,010

     Duane W. Potter                    60,255,466            980,154

     Maurice E. Purnell, Jr.            60,243,090            992,530

     Felix E. Wright                    60,260,464            975,156

2.  Ratification of Independent Auditors
          FOR                     AGAINST                     ABSTAIN

      61,041,058                  135,035                      59,527

3.  Shareholder Proposal
         FOR                      AGAINST                     ABSTAIN

      7,667,448                 48,182,735                   1,046,236

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibit 11 - Computations of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

          (B) 1. A Form 8-K was filed on May 6, 1996 concerning the proposed acquisition of Pace Holdings, Inc. No financial statements were filed therewith.
               2. A Form 8-K was filed on May 24, 1996 concerning the completed acquisition of Pace Holdings,Inc. Historical
	              financial statements of Pace Holdings, Inc. and combined
               proforma financial statements were included therewith.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEGGETT & PLATT, INCORPORATED





DATE: August 12, 1996                   By:  /s/ HARRY M. CORNELL, JR.
                                   					    --------------------------
                                            Harry M. Cornell, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer





DATE: August 12, 1996                   By:  /s/ MICHAEL A. GLAUBER
	                                           --------------------------
                                   					    Michael A. Glauber
                                            Senior Vice President,
                                            Finance and Administration

                                EXHIBIT INDEX


Exhibit                                                                Page
- -------								                                                        ----
  11    Computations of Earnings Per Share                              15

  27    Financial Data Schedule                                         16