Form 10-Q
period 1996-09-30
LEGGETT & PLATT INC
filed 1996-10-30
CIK 58492

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996
                                       	     ------------------
                                     OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from           to
                                        	   --------  	---------
               For Quarter Ended        Commission File Number
              September 30, 1996                   1-7845
              ------------------        -----------------------

                        LEGGETT & PLATT, INCORPORATED
                     			-----------------------------
           (Exact name of registrant as specified in its charter)


                Missouri                           44-0324630
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


            No. 1 Leggett Road
            Carthage, Missouri                           64836
       ----------------------------------------	      ----------
       (Address of principal executive offices)       (Zip Code)


   Registrant's telephone number, including area code   (417) 358-8131
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

   Yes  X     No
       ---     	 ---
   Common stock outstanding as of October 22, 1996:   91,359,020

                       PART I.  FINANCIAL INFORMATION
               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                        ITEM I.  FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

(Amounts in millions)			       	        September 30,     December 31,
	                         					              1996     	       1995
                          						        -------------	    ------------
CURRENT ASSETS
  Cash and cash equivalents	  		           $     4.6        $     8.2
  Accounts and notes receivable	               383.5            306.8
  Allowance for doubtful accounts              (10.7)            (7.5)
  Inventories					                             359.7            344.1
  Other current assets				                      42.9             35.0
                          			   	     		   ---------   	    ---------
    Total current assets	        		            780.0            686.6

PROPERTY, PLANT & EQUIPMENT, NET       	       555.9            510.6

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $26.5 in 1996
   and $21.6 in 1995	             			           273.8            210.3
  Other intangibles, less accumulated
   amortization of $28.1 in 1996
   and $24.2 in 1995				                         33.3             31.7
  Sundry					                                    43.7             38.9
                 				                       ---------	       ---------
    Total other assets				                      350.8            280.9
                          						            ---------   	    ---------
TOTAL ASSETS		               			            $ 1,686.7        $ 1,478.1
                    			      			            =========   	    =========
CURRENT LIABILITIES
  Accounts and notes payable			             $   124.3        $   127.5
  Accrued expenses	          			                147.4            117.1
  Other current liabilities		  	                 38.1             30.5
                          						            ---------   	    ---------
    Total current liabilities	    		            309.8            275.1

LONG-TERM DEBT                       				       431.8            380.6

OTHER LIABILITIES                    				        37.5             21.3

DEFERRED INCOME TAXES            				            60.0             54.3

SHAREHOLDERS' EQUITY
  Common stock                          					      .9               .9
  Additional contributed capital                184.0            164.0
  Retained earnings       			                   667.4            601.6
  Cumulative translation adjustment              (4.6)            (5.0)
  Treasury stock          			                     (.1)           (14.7)
                 				                       ---------        ---------
    Total shareholders' equity		                847.6            746.8
                          						            ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 1,686.7        $ 1,478.1
                        						              =========	       =========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                               (Unaudited)

(Amounts in millions, except per share data)

                   		          	    Nine Months Ended       Three Months Ended
				                                  September 30,           September 30,
                             				 ---------------------	  --------------------
                     			             1996        1995       1996        1995
                                  ---------   ---------   --------    --------
Net sales                      		 $ 1,839.8   $ 1,715.3   $  628.6    $  551.3
Cost of goods sold	                 1,380.3     1,311.9      471.3       422.9
                             				 ---------   ---------	  --------    --------
  Gross profit    		                  459.5       403.4      157.3       128.4

Selling, distribution and
  administrative expenses       	     222.6       203.1       74.9        67.0
Interest expense		                     22.9        23.2        7.0         7.4
Merger expense			                      26.6         -          -           -
Other deductions (income), net         10.3         9.2        3.5         2.9
                             				 ---------   ---------	  --------    --------
  Earnings before income taxes
    and extraordinary item	           177.1       167.9       71.9        51.1

Income taxes			                        68.8        66.3       27.9        19.5
                             				 ---------   ---------	  --------    --------
  Net earnings before
    extraordinary item         		     108.3       101.6       44.0        31.6

Extraordinary item             		      12.5         -          -           -
                             				 ---------   ---------	  --------    --------
  NET EARNINGS			                 $    95.8   $   101.6   $   44.0    $   31.6
                             				 =========   =========   ========    ========

Earnings Per Share (Exhibit 11)
  Net earnings before
    extraordinary item          	 $    1.19   $    1.13   $    .48    $    .35
  Net earnings		                	 $    1.05   $    1.13   $    .48    $    .35

Cash Dividends Declared
  Per Share                   			 $     .34   $     .28   $    .12    $    .10

Average Common and Common
  Equivalent Shares Outstanding        91.1        89.7       92.0        90.2

See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Amounts in millions)	                        			       Nine Months Ended
                                           						         September 30,
                                            						   -----------------------
                                            						      1996          1995
                                     		              ---------	    ---------
OPERATING ACTIVITIES
  Net Earnings					                                  $   95.8      $  101.6
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation       			                             55.3          45.6
      Amortization				                                   12.3          10.7
      Merger expense (non-cash portion)		                24.4           -
      Extraordinary item (non-cash portion)	              4.0           -
      Other					                                           .6          (3.6)
      Other changes, net of effects from
       purchases of companies
        Increase in accounts receivable, net            (63.1)        (42.9)
        Decrease (increase) in inventories                2.3          (6.7)
        Increase in other current assets	                (2.0)         (6.6)
        Increase in current liabilities		                32.5          50.0
						                                                -------	      -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES       162.1         148.1

INVESTING ACTIVITIES
  Additions to property, plant and equipment            (72.8)        (79.0)
  Purchases of companies, net of cash acquired          (88.9)         (1.3)
  Other						                                             (.8)          2.8
                 				                                 -------    	  -------
        NET CASH USED FOR INVESTING ACTIVITIES         (162.5)        (77.5)

FINANCING ACTIVITIES
  Additions to debt                           				      287.6          56.2
  Payments on debt			                                  (254.8)        (85.2)
  Dividends paid				                                    (30.0)        (23.5)
  Sales of common stock				                               4.4           2.3
  Purchases of common stock			                           (9.9)        (14.0)
  Other						                                             (.5)          (.4)
						                                                -------	      -------
        NET CASH USED FOR FINANCING ACTIVITIES           (3.2)        (64.6)
                                              				    -------	      -------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS          (3.6)          6.0

CASH AND CASH EQUIVALENTS - January 1,	          	        8.2           3.0
                                              				    -------	      -------
CASH AND CASH EQUIVALENTS - September 30,	           $    4.6    	 $    9.0
                                              				    =======	      =======


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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                               				         September 30,       December 31,
                                     					       1996            		 1995
                                      					 -------------	      ------------
At First-In, First-Out (FIFO) cost
  Finished goods			                         $      191.8        $     186.3
  Work in process			                                37.8          	    39.1
  Raw materials				                                144.9              136.1
                                      					  -----------  	      ----------
                                      					        374.5              361.5
Excess of FIFO cost over LIFO cost	                 14.8         		    17.4
                                      					  -----------	        ----------
                                           	$ 					359.7        $     344.1
                                      					  ===========  	      ==========

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                               				         September 30,       December 31,
                                     					      1996            		 1995
                                      					 ------------- 	     ------------
Property, plant and equipment, at cost	     $      967.9        $     875.5
Less accumulated depreciation		                    412.0              364.9
                                      					  -----------	        ----------
                                       				 $      555.9        $     510.6
                                      					  ===========  	      ==========

4.  LOAN AGREEMENTS

In connection with various notes payable, the related loan agreements, among other restrictions, limit the amount of additional debt and restrict payment of dividends. Unrestricted retained earnings available for dividends at September 30, 1996 were approximately $125.0.

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

	                        Three Months       Nine Months          Three Months
                             Ended             Ended                 Ended
                        March 31, 1996   September 30, 1995   September 30, 1995
                     			--------------   ------------------   ------------------
Net Sales
  Leggett & Platt            $524.2           $1,564.4              $523.6
  Pace	                        67.0              150.9                27.7
			                          ------	          --------         		   ------
     Combined	               $591.2           $1,715.3              $551.3
                      			    ======	          ========		            ======
Net Earnings
  Leggett & Platt            $ 36.4           $  100.7              $ 34.8
  Pace                          1.3                 .2                (3.5)
  Restatement Adjustments       -                   .7                  .3
                       	     ------           --------         		   ------
    Combined    	            $ 37.7           $  101.6              $ 31.6
                      			    ======	          ========	         	   ======

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

               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                (Unaudited)

6.  CONTINGENCIES

From time to time, the Company is involved in proceedings related to environmental matters. In one instance, the United States Environmental Protection Agency (EPA) ordered one of the Company's subsidiaries to investigate potential releases into the environment and, if necessary, to perform corrective action. The subsidiary successfully appealed the EPA's order. On June 27, 1994, the EPA indicated it planned to issue a new, similar order. The subsidiary, the EPA and the Florida Department of Environmental Protection
(FDEP) are negotiating an agreement to investigate and, if necessary, take corrective action to resolve the dispute. Estimated costs to perform an agreed upon investigation and any related corrective actions are not material and have been provided for in the financial statements as of September 30, 1996.

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

Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations


The Company's previously issued financial statements have been restated to reflect the May 1996 pooling of interests acquisition of Pace Holdings, Inc.
(Pace). The following discussion reflects the Company's capital resources and liquidity and results of operations as restated for the acquisition.

Capital Resources and Liquidity
-------------------------------
The Company's long-term debt outstanding and shareholders' equity at September 30, 1996 and December 31, 1995 are shown in millions of dollars in the table below. The amount of additional capital available through the Company's revolving bank credit agreements is also shown, along with the amount of cash and cash equivalents.

                                    				         September 30,  December 31,
					                                                1996          1995
                                          						 -------------  ------------
     Long-term debt outstanding:
        Scheduled maturities    		                  $338.9         $315.9
        Revolving credit/commercial paper	            92.9           64.7
					                                         	     ------	        ------
           Total long-term debt			                   431.8          380.6

     Shareholders' equity	                   		      847.6	         746.8
     Unused committed credit 			                     215.0          207.8
     Cash and cash equivalents              			        4.6            8.2

Capital investments to modernize and expand capacity internally were $72.8 million in the first nine months of 1996. The Company also invested $88.9 million, net of cash acquired, and issued 728,835 shares of common stock and common stock equivalents to acquire several businesses in transactions accounted for as purchases. Cash provided by operating activities slightly exceeded total funds required for these investments.

To acquire Pace, the Company issued 5.1 million shares of common stock and assumed approximately $200 million in Pace debt. The Pace debt that was refinanced in the second quarter consisted primarily of $115 million in senior notes and revolving bank credit. In June 1996, the Company issued $100 million in privately placed medium-term notes having average maturities of 8 years and fixed interest rates averaging 7.4%. Proceeds from these notes provided a majority of the funds required to redeem, at 113% of par value, all of the Pace senior notes that were to mature in almost 7 years and had fixed interest rates of 10.625%. Funds required to refinance the balance of the senior notes and Pace's revolving credit initially were provided through the Company's revolving credit/commercial paper arrangements. In August 1996, the Company issued $25 million in privately placed medium-term notes with maturities of three years and fixed interest rates of 6.6%. Proceeds from these notes were used to repay a portion of revolving credit/commercial paper outstanding.

Working capital at September 30, 1996 was $470.2 million, up from $411.5 million at year-end. Total current assets increased $93.4 million, due primarily to increases in accounts and notes receivable that primarily reflected increased sales. Total current liabilities increased $34.7 million, due primarily to increases in accrued expenses.

The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. The Company also has the availability of short-term uncommitted credit from several banks. There was no short-term debt outstanding at the end of the third quarter or at year-end.

Acquisitions completed since June 30, 1996 include three businesses that have combined annual sales of approximately $80 million and fit well with the Company's existing operations. The largest company was acquired in mid-October and primarily manufactures components sold to bedding and furniture manufacturers. The second of these three businesses was acquired in August and is a part of the Company's lumber operations in Canada. The third business joined the Company's aluminum group in late July.

Results of Operations
---------------------
The Company had record sales of $1.84 billion in the first nine months of 1996. Sales for the third quarter increased to an all-time quarterly high of $629 million. Compared with the same periods in 1995, sales increased 7% in the first nine months and 14% in the third quarter.

Stronger sales growth in this year's third quarter, when compared with Company's growth earlier in 1996, reflected many favorable factors. These included additional benefits from several acquisitions and increased sales and higher unit volumes in many existing operations. As previously reported, the Pace aluminum operations are seasonal in nature, with a majority of sales occurring in the first half of the year. However, the effect of this seasonality on the Company as a whole has been significantly offset by certain other recently acquired operations that have stronger sales in the second half of the year.

Earnings per share for the first nine months of 1996 increased to a record $1.37, before $.32 per share in previously reported non-recurring costs related to the Pace acquisition. The non-recurring costs consisted of $.14 per share to refinance Pace's debt and $.18 per share in other merger related expense. Compared with the first nine months of 1995, earnings per share before the non-recurring costs increased 21%. Including the non-recurring costs, earnings were $1.05 per share in the first nine months of 1996. This compares with $1.13 per share for the same period in 1995. In this year's third quarter, earnings increased to an all time quarterly high of $.48 per share, up 37% over the third quarter of 1995.

Growth in earnings per share in excess of sales growth for the year-to-date and the third quarter reflected continuing improvements in profit margins. The following table shows various measures of earnings as a percentage of sales for the first nine months and the third quarter of the last two years. It also shows the Company's effective income tax rate in each respective period.

                            				     Nine Months Ended     Quarter Ended
				                                   September 30,       September 30,
                            				       1996      1995      1996      1995
                            				     -------   -------	   ------    ------
  Gross profit margin	         	       25.0%     23.5%     25.0%     23.3%
  Pre-tax profit margin
   Excluding non-recurring costs       11.1    	  9.8      11.4       9.3
   Including non-recurring costs        9.6	       --	       --        --
  Net profit margin
   Excluding non-recurring costs        6.8	      5.9	      7.0       5.7
   Including non-recurring costs        5.2        --        --	       --
  Effective income tax rate	           38.9	     39.5	     38.8	     38.2

Gross profit margins for the first nine months and the third quarter of 1996 compare favorably with the same periods of 1995. They reflect continuing improvements in production efficiencies in many operations and increased overhead absorption on higher sales. Lower costs also resulted in a smaller LIFO effect on gross profit in the first half of 1996, when compared to the first half of 1995. The LIFO effect on third quarter gross profit was not significantly different in the last two years.

Some of the improvement in the gross profit margin for the first nine months of 1996 was offset by higher total selling, distribution and administrative expenses as a percentage of sales. However, a reduction in interest expense offset most of this impact on the pre-tax profit margin, excluding non-recurring costs. A modestly lower effective income tax rate in the first nine months of 1996 also had a favorable effect on the year-over-year comparison of net profit margins.

In the third quarter, the year-over-year improvement in the gross profit margin was enhanced by a reduction in total selling, distribution and administrative expenses as a percentage of sales. Ongoing interest expense was also reduced by the mid-year refinancing of the acquired Pace debt. These favorable factors were only slightly offset by a higher effective income tax rate in this year's third quarter.

PART II.     OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibit 11 - Computations of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

          (B) 1. A Form 8-K was filed on August 15, 1996 concerning the restatement of the Company's financial statements for the three years ended December 31, 1995 to reflect the May 1996 pooling of interests acquisition of Pace Holdings, Inc. Restated financial statements were filed therewith.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LEGGETT & PLATT, INCORPORATED





  DATE: October 29, 1996                By:  /s/ HARRY M. CORNELL, JR.
                                   					    --------------------------
                                            Harry M. Cornell, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer





  DATE: October 29, 1996                By:  /s/ MICHAEL A. GLAUBER
		                                   			    ------------------------
                                            Michael A. Glauber
                                            Senior Vice President,
                                            Finance and Administration

	                     EXHIBIT INDEX


     Exhibit                                       					    Page
     -------						                                          ----
       11    Computations of Earnings Per Share              14

       27    Financial Data Schedule                         15