Form 10-K
period 1996-12-31
LEGGETT & PLATT INC
filed 1997-03-27
CIK 58492

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

                  For the fiscal year ended December 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                          WHICH REGISTERED
            -------------------                      ------------------------
       Common Stock, $.01 par value                   New York Stock Exchange
                                                      Pacific Stock Exchange
      Preferred Stock Purchase Rights                 New York Stock Exchange
                                                      Pacific Stock Exchange

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,038,337,123.

  There were 92,301,320 shares of the Registrant's common stock outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 1997, are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The Company is a manufacturer. It was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the manufacture and sale of steel coil bedsprings. The Company today serves markets for components and related products for bedding, furniture and other furnishings including commercial fixtures, store displays, shelving, and related products as well as materials, equipment and technologies used by Company operations and other manufacturers in diverse markets. The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

  General Development of Business During 1996. In May 1996, the Company acquired Pace Holdings, Inc. (Pace) based in Fayetteville, Arkansas. Pace manufactures aluminum die cast components used primarily by manufacturers of consumer and commercial products including manufacturers of furnishings. The Pace acquisition involved the issuance of approximately 5.1 million shares of Company common stock. Pace had approximately $200 million in outstanding debt at the time of the acquisition. This assumed debt was refinanced in June.

  In addition to Pace, the Company made thirteen other acquisitions during 1996. Included in these acquisitions were Excell Store Fixtures and Slot All Limited, both based in Ontario, Canada. The Excell/Slot All operations manufacture custom designed metal and wood display cases, shelving, counters and other fixtures primarily for U.S. based specialty retailers.

  Other acquisitions in 1996 involved companies manufacturing a variety of products including aluminum die castings and tooling, non-woven textiles, commercial furnishings, bedding components and furniture components. Reference is also made to Note B of the Notes to Consolidated Financial Statements for further information about the Company's acquisitions.

  Customers, Market and Products. The Company has several thousand customers, most of which are manufacturers. The Company is not dependent upon any single customer or any few customers. A large number of the Company's customers manufacture finished bedding (mattresses and boxsprings) or upholstered and non-upholstered furniture for home, office, institutions and commercial applications. Customers for commercial furnishings (such as store fixtures, shelving and point-of-purchase displays) include manufacturers of packaged consumer products and retailers that use the Company's products to display a wide variety of merchandise throughout their facilities and at point-of-purchase.

  Other Company customers participate in a number of different specialized or niche markets for consumer and industrial products. These customers have requirements for various aluminum die castings, components for automotive seating and sound insulation, various kinds and sizes of steel wire and steel tubing, non-fashion fabrics, cushioning materials, specialized production equipment and proprietary motion controls for manufacturing machinery.

  The Company's products are sold and distributed primarily through its own sales personnel.

  The Company's products include a broad line of components used by manufacturers to make finished furnishings products. Examples of furnishings components manufactured by the Company include (i) innerspring and boxspring units for mattresses and boxsprings; (ii) foam, textile, fiber and other cushioning materials for bedding and furniture; (iii) springs and seating suspensions for chairs, sofas and other furniture; (iv) steel mechanisms and hardware for reclining chairs, sleeper sofas and other types of motion furniture; (v) chair controls, bases and columns for office furniture; (vi) molded plastic parts and seating constructions; (vii) non-fashion construction fabrics; (viii) aluminum die cast components for gas barbeque grills, outdoor lighting fixtures, clean room flooring and furniture, and (ix) other furniture supplies.

  The Company's diverse range of components gives its furnishings manufacturer-customers access to a single source for many of their component needs. For example, a manufacturer of bedding can come to the

Company for almost every component part of a mattress and boxspring, except the upholstering material. This same principle holds true for manufacturers of other furnishings such as upholstered recliner chairs, sofas and loveseats and office chairs. Because the Company has the advantage of long production runs and numerous production and assembly locations, it can generally produce component products more efficiently than its customers. Therefore, components customers can focus on the design, style and marketing of their various furnishings products, rather than the production of many standardized components.

  The Company also manufactures and sells finished furnishings. These finished products include carpet underlay and non-skid area rug pads; metal and wood shelving, point-of-purchase displays, custom and semi-custom shelving, counters and racks and other commercial fixtures; bed frames; daybeds; bunk beds; headboards; adjustable electric beds; and fashion beds. Some of the finished furniture produced by the Company is sold to bedding and furniture manufacturers that resell the furniture under their own labels to wholesalers or retailers. Certain finished furniture, such as bed frames, fashion beds, daybeds and other select items, are also sold by the Company directly to retailers. Point-of-purchase displays are sold to manufacturers of packaged goods for use in retail stores. Custom and semi-custom shelving, counters, racks, displays and other commercial fixtures are sold to retailers to furnish their stores. Material handling, shelving and storage fixtures are sold to end users for food service, office and industrial applications.

  The Company also produces and sells a number of different products for various consumer and industrial markets. These products require manufacturing technologies similar to those used in making furnishings products. Materials which the Company produces for its own use are sold to customers outside the Company as well. Examples of these diverse products include: (i) aluminum die castings sold to manufacturers of small to mid size gasoline engines, large and mid range diesel engines, motorcycles, recreational boats, electric motors and telecommunications equipment; (ii) non-fashion fabrics sold to apparel manufacturers; (iii) bale-tie machinery and parts and galvanized wire sold to customers who compact and recycle solid waste or bale cotton; (iv) seating components and systems, and other sound insulation materials sold to automotive suppliers; (v) steel wire and welded steel tubing sold to manufacturers of a wide range of industrial and consumer products; (vi) aluminum ingot sold to manufacturers of aluminum products; (vii) motion controls for manufacturing equipment; (viii) quilting machinery and materials handling equipment sold to manufacturers of consumer products; and (ix) injection molded plastic products.

  The table below sets out further information concerning sales of each class of the Company's products:

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                               SUMMARY OF SALES

                                          YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                     1996            1995            1994
                                --------------  --------------  --------------
                                                (UNAUDITED)
                                        (DOLLAR AMOUNTS IN MILLIONS)
Furnishings products
  Bedding components........... $  632.5  25.7% $  558.4  24.8% $  534.5  26.6%
  Furniture and other
   components..................    766.7  31.1     736.4  32.6     630.3  31.4
  Finished products............    501.3  20.3     433.0  19.2     357.6  17.8
                                -------- -----  -------- -----  -------- -----
    Total furnishings products.  1,900.5  77.1   1,727.8  76.6   1,522.4  75.8
Diversified products...........    565.7  22.9     529.1  23.4     486.7  24.2
                                -------- -----  -------- -----  -------- -----
    Net sales.................. $2,466.2 100.0% $2,256.9 100.0% $2,009.1 100.0%
                                ======== =====  ======== =====  ======== =====

  Reference is also made to Note I of the Notes to Consolidated Financial Statements for further segment information.

  The Company's international operations outside Canada are involved primarily in the sale of machinery and equipment designed to manufacture the Company's innersprings and certain other spring products and the licensing of patents owned and presently maintained by the Company in foreign countries. Machinery used by bedding manufacturers in the production of their products is also manufactured and sold by international operations. The Company has several operations in Canada producing primarily components used by manufacturers of bedding and furniture products as well as commercial fixtures. The Company also has some operations in Mexico, the United Kingdom and Europe.

  Foreign sales are a minor portion of the Company's business. Reference is made to Note I of the Notes to Consolidated Financial Statements for further information concerning the Company's operations outside of the United States.

  Raw Materials. The Company uses a variety of raw materials in manufacturing its products. Some of the Company's most important raw materials include steel rod from which steel wire is drawn, coil steel, woven and nonwoven fabrics, aluminum ingot, aluminum scrap, angle iron, sheet steel, dimension lumber, textile scrap, foam chemicals, foam scrap and plastic. Substantially all of the Company's requirements for steel wire, an important material in many of the Company's products, are supplied by Company-owned wire drawing mills. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, slit coil steel, welded steel tubing, textile fibers, dimension lumber and aluminum ingot. Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

  Patents and Trademarks. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. Examples of the Company's more significant trademarks include LOK-Fast(TM) and DYNA-Lock(TM) (boxspring components), Mira-Coil(R) and Lura-Flex(TM) (mattress innersprings), Nova-Bond(R) and Flexnet(TM) (insulators for mattresses), ADJUSTA-MAGIC (adjustable electric beds); Wallhugger(R) (recliner chairs), Flex-O-Lators(R) (seating components), NO-SAG(R) (sinuos wire springs and accessories) and VERSARE(R); and Gribetz, WBSCO and Cyclo-Index (machinery).

  Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at several of its other facilities. The Company is unable to precisely calculate the cost of research and development since the personnel involved in product and machinery development also spend portions of their time in other areas. However, the Company believes the cost of research and development was approximately $9 million in 1996, $7 million in 1995 and $6 million in 1994.

  Employees. The Company has approximately 21,000 employees of whom approximately 16,500 are engaged in production. Approximately 30% of the Company's production employees are represented by labor unions.

  The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 1996. Management is not aware of any circumstances which are likely to result in a material work stoppage related to the negotiations of any contracts expiring during 1997.

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

  Government Regulation. The Company's various operations are subject to federal, state and local laws and regulations related to the protection of the environment, worker safety and other matters. Environmental regulations include those relating to air and water emissions, underground storage tanks, waste handling, and the like. While the Company cannot forecast policies that may be adopted by various regulatory agencies, management believes that compliance with these various laws and regulations will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

  One of the Company's subsidiaries is performing an environmental investigation at a Florida plant site pursuant to a negotiation with local and Federal environmental authorities. The costs of the investigation and expected remediation actions will be shared equally by the Company and a former joint owner of the plant site.

ITEM 2. PROPERTIES

  The Company has approximately 230 locations in North America, including 32 states in the United States. The Company's most important physical properties are its manufacturing plants. These manufacturing plants include five wire drawing mills, three welded steel tubing mills and approximately 90 major manufacturing facilities. The balance of the Company's locations are engaged in assembly, warehousing, sales, administration or research and development. The Company's numerous assembly and warehousing locations are in place to provide quick and efficient deliveries and necessary service to the Company's diverse and geographically dispersed customer base. In addition, the Company has several locations in foreign countries. Its corporate headquarters are located in Carthage, Missouri. Properties of the Company include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of its products.

  Most of the Company's major manufacturing plants are owned by the Company. The Company also conducts certain of its operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. For additional information regarding lease obligations, reference is made to Note E of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in numerous workers' compensation, product liability, vehicle accident, employment termination, intellectual property and other claims and legal proceedings, the resolution of which management believes will not have a material adverse effect on the consolidated financial condition or results of operations of the Company in the ordinary course of business.

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

                                            PRICE RANGE
                                          ---------------   VOLUME OF   DIVIDEND
                                           HIGH     LOW   SHARES TRADED DECLARED
                                          ------- ------- ------------- --------
      1996
        Fourth Quarter................... $34.750 $29.375   5,277,400     $.12
        Third Quarter....................  29.500  24.125   7,070,400      .12
        Second Quarter...................  29.875  22.375   6,730,300      .11
        First Quarter....................  25.750  20.625   6,039,000      .11
        For the Year.....................  34.750  20.625  25,117,100      .46
      1995
        Fourth Quarter................... $26.875 $19.875  10,968,900     $.10
        Third Quarter....................  26.438  21.750  11,293,000      .10
        Second Quarter...................  22.438  18.813  10,907,000      .09
        First Quarter....................  21.438  17.000   9,863,400      .09
        For the Year.....................  26.875  17.000  43,032,300      .38

Price and volume data reflect composite transactions and prices as reported daily by The Wall Street Journal.

  At March 13, 1997 the Company had 10,818 shareholders of record.

  During the fourth quarter of 1996 the Company issued 1,961,718 shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. These securities were issued in connection with the acquisition of Steadley Company (1,399,289 shares) on October 16, 1996 and Latrobe Plastics Company (562,429 shares) on November 21, 1996. The shares were issued to the shareholders of the two companies.

ITEM 6. SELECTED FINANCIAL DATA

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                                     1996     1995     1994     1993     1992
                                   -------- -------- -------- -------- --------
                                                   (UNAUDITED)
                                     (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER
                                                   SHARE DATA)
Summary of Operations
  Net sales....................... $2,466.2 $2,256.9 $2,009.1 $1,526.7 $1,315.0
  Earnings from continuing
   operations.....................    153.0    134.3    119.5     85.6     65.8
  Earnings per share from
   continuing operations..........     1.67     1.49     1.36     1.04      .83
  Cash dividends declared per
   share..........................      .46      .38      .31      .27      .23
Summary of Financial Position
  Total assets.................... $1,712.9 $1,478.1 $1,327.0 $1,080.1 $  772.5
  Long-term debt..................    388.5    380.6    364.1    306.1    147.9

Merger related costs of $16.4 after-tax, or $.18 per share are included in 1996 earnings from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

  The Company's financial position reflects several important principles and guidelines of management's capital policy. These include management's belief that corporate liquidity must always be adequate to support the Company's projected growth rate. At the same time, liquidity must assure management that the Company will be able to withstand any amount of financial adversity that can reasonably be anticipated. Management also intends to direct capital to strategic acquisitions and other investments that provide additional opportunities for expansion and enhanced profitability.

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

  The following table shows the Company's total capitalization at the end of the three most recent years. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                          (DOLLAR AMOUNTS IN
                                                              MILLIONS)
      Long-term debt outstanding:
        Scheduled maturities........................  $  332.4 $  315.9 $  283.1
        Revolving credit/commercial paper...........      56.1     64.7     81.0
                                                      -------- -------- --------
          Total long-term debt......................     388.5    380.6    364.1
      Deferred income taxes and other liabilities...      90.5     75.6     68.0
      Shareholders' equity..........................     941.1    746.8    628.3
                                                      -------- -------- --------
          Total capitalization......................  $1,420.1 $1,203.0 $1,060.4
                                                      ======== ======== ========
      Unused committed credit.......................  $  215.0 $  207.8 $  169.0

  Internally generated cash provided $597.8 million in capital during the last three years. In 1996, long-term debt outstanding was 27% of total capitalization at year-end. This compares with 32% at the end of 1995 and 34% in 1994. As shown in the table above, obligations having scheduled maturities are the base "layer" of the Company's debt capital. In the last three years, these obligations consisted primarily of the Company's privately placed medium-term notes and tax-exempt industrial development bonds, and the Pace Holdings, Inc. (Pace) publicly owned senior notes. In June 1996, the Company issued $100 million in medium-term notes having average maturities of 8 years and fixed interest rates averaging 7.4%. Proceeds from these notes provided a majority of the funds required to redeem, at 113% of par value, all of the Pace senior notes that were to mature in almost 7 years and had fixed interest rates of 10.625%. Funds required to refinance the balance of the senior notes and Pace's revolving credit initially were provided through the Company's revolving credit/commercial paper arrangements. In August 1996, the Company issued an additional $25 million in medium-term notes with maturities of 3 years and fixed interest rates of 6.6%. Proceeds from these notes were used to repay a portion of revolving credit/commercial paper outstanding.

  In 1995, $25 million in 10-year notes were issued with fixed interest rates of 7.0%. In 1994, $25 million in notes were issued with average lives of 8 years and fixed interest rates averaging 7.6%. During both of these years, proceeds from the medium-term notes were used to repay a portion of the Company's revolving credit. Since November 1994, the Company's senior debt ratings have been maintained at single A by Standard & Poor's and single A2 by Moody's, the two leading debt rating agencies.

  The second "layer" of the Company's debt capital consists of revolving bank credit agreements. Over the years, management has renegotiated these bank credit agreements and established a commercial paper program to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The credit under these arrangements has been a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. Pace also had $47.2 million in revolving credit outstanding at the end of 1995 and $22.7 million in 1994. These amounts are included in the Company's total revolving credit/commercial paper outstanding for each respective year shown in the preceding table. Additional details of long-term debt, including scheduled maturities, revolving credit and commercial paper are discussed in Note D of the Notes to Consolidated Financial Statements.

  The Company's internal investments to modernize and expand manufacturing capacity totaled $300.1 million in the last three years. In 1997, management anticipates internal investments will be higher than the average of these prior years. During the last three years, the Company employed $207.2 million in cash (net of cash acquired) and issued 10.0 million shares of common stock in acquisitions, including 5.1 million shares to acquire Pace. During 1996, 13 businesses in addition to Pace were acquired for $89.7 million in cash (net of cash acquired) and 2.7 million shares of common stock. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. Purchases of the Company's common stock totaled $10.1 million in 1996, $24.5 million in 1995, and $1.1 million in 1994. These purchases were made primarily for employee stock plans, to replace shares issued in purchase acquisitions and satisfy contractual obligations. Cash dividends on the Company's common stock in the last three years totaled $87.6 million.

  The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. In addition, the Company has the availability of short-term uncommitted credit from several banks.

  Working capital increased $172.7 million in the last three years. To gain additional flexibility in capital management and to improve the return on shareholders' equity, the Company continuously seeks efficient use of working capital. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by the timing of the Company's acquisitions.

                                                              1996  1995  1994
                                                              ----  ----  ----
      Working capital turnover (excluding cash and cash
      equivalents)........................................... 5.7x  6.0x  6.2x
      Trade receivables turnover............................. 7.8   7.8   8.0
      Inventory turnover..................................... 5.1   5.3   5.7

  Future commitments under lease obligations are described in Note E and contingencies are discussed in Note J of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general trends in the economy and the markets the Company serves. The Company's growth strategy continues to include internal programs and acquisitions which broaden product lines and provide for increased market penetration and operating efficiencies. With a continuing emphasis on the development of new and improved products and advancements in production technologies, the Company is able to consistently offer high quality products, competitively priced.

  Trends in the general economy were favorable during the last three years. In 1996, economic growth increased, particularly near the end of the year. Economic growth moderated during 1995. In 1994, growth increased during the year.

  In each of the last three years, acquisitions accounted for more of the Company's sales growth than other factors. The balance of the sales growth during this period primarily reflected increases in unit volumes, as selling price increases were only a minor factor.

  Inflation in prices for raw materials generally decreased in 1996, except in foam scrap. Therefore, the Company was generally able to refrain from raising selling prices during most of the last two years. In 1994, due to increasing prices for raw materials, the Company increased selling prices with the largest increases concentrated in aluminum products. Some earlier cost increases for steel and wire products were not passed along in the Company's selling prices until the end of 1994, or the first half of 1995.

  The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.

                                                               1996  1995  1994
                                                               ----  ----  ----
      Gross profit margin..................................... 25.3% 23.7% 23.5%
      Pre-tax profit margin--reported......................... 10.1   9.8   9.8
      Impact of non-recurring costs...........................  1.1   --    --
                                                               ----  ----  ----
      Excluding non-recurring costs........................... 11.2   9.8   9.8
      Net profit margin--reported.............................  5.7   6.0   5.9
      Impact of non-recurring costs...........................  1.2   --    --
                                                               ----  ----  ----
      Excluding non-recurring costs...........................  6.9   6.0   5.9
      Effective income tax rate............................... 38.7  39.1  39.1
      Interest coverage ratio.................................  9.3x  8.3x  8.6x

  The Company's gross profit margins improved in the last two years. The increase in 1996 reflected several favorable factors. These included continued increases in production efficiencies, increased sales in niche markets of products with above average margins, better manufacturing overhead absorption, and reduced costs. The pre-tax profit margin, before non-recurring costs, increased due to the factors noted, but reflected a slight increase in total selling, distribution and administrative expenses. The non-recurring costs in 1996 were associated with the Pace acquisition and are discussed in Note B of the Notes to Consolidated Financial Statements.

  The slight increase in the 1995 gross profit margin primarily reflected the Company's continuing growth in niche markets with above average margins, increased production efficiencies and cost containment. The increase in the gross profit margin was offset by slight increases in total selling, distribution and administrative expenses and interest expense, as a percentage of sales. Therefore, the pre-tax profit margin was unchanged from the previous year.

  In 1994, the gross profit margin increased from 22.8% in 1993, primarily reflecting improved market conditions in the aluminum and foam industries and gains in overall manufacturing efficiencies on higher volume. These favorable factors more than offset cost/price pressures the Company continued to experience in operations producing steel products. A reduction in total selling, distribution and administrative expenses, as a percentage of sales, was slightly more than offset by higher interest expense and other deductions, net of other income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and supplementary data included in this Report begin on page 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to the section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997, said sections being incorporated by reference, for a description of the directors of the Company.

  The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are elected annually by the Board of Directors at the first meeting of directors following the Annual Meeting of Shareholders.

  The description of the executive officers of the Company is as follows:

                NAME           AGE                   POSITION
                ----           ---                   --------
      Harry M. Cornell, Jr.    68  Chairman of the Board and Chief Executive
                                   Officer
      Felix E. Wright          61  President, Chief Operating Officer and Di-
                                   rector
      Bob L. Gaddy             56  Senior Vice President and Chairman and Chief
                                   Executive Officer--Aluminum Group and Direc-
                                   tor
      Roger D. Gladden         51  Senior Vice President and President--
                                   Commercial Fixtures and Displays Group
      Michael A. Glauber       53  Senior Vice President, Finance and
                                   Administration (Principal Financial Officer)
      David S. Haffner         44  Executive Vice President and Director
      Jerry H. Hudkins         61  Vice President and President--Wire Group
      Robert A. Jefferies, Jr. 55  Senior Vice President, Mergers, Acquisitions
                                   and Strategic Planning and Director
      Ernest C. Jett           51  Vice President, Secretary and Managing Di-
                                   rector, Legal Department
      Allan J. Ross            50  Vice President, Accounting (Chief Accounting
                                   Officer)
      Duane W. Potter          65  Senior Vice President and President--Foam
                                   Components Group and Director

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

  Bob L. Gaddy, joined the Company in May, 1996 with the Company's acquisition of Pace Industries, Inc. At that time he was elected a Senior Vice President of the Company and became Chairman and Chief Executive Officer of the Aluminum Group. From 1984 to 1993, Mr. Gaddy was President and Chief Operating Officer of Pace Industries, Inc. and served as Chairman of the Board and Chief Executive Officer of Pace Industries, Inc. thereafter until May, 1996.

  Roger D. Gladden was elected Senior Vice President in 1992. He has been President--Commercial Fixtures and Displays since 1984.

  Michael A. Glauber has served as the Company's Senior Vice President, Finance and Administration for more than the last five years.

  David S. Haffner was elected Executive Vice President in 1995. He previously served as Senior Vice President and President--Furniture and Automotive Components Group from 1992 to 1995.

  Jerry H. Hudkins has served the Company as Vice President and President-- Wire Group for more than the last five years.

  Robert A. Jefferies, Jr. has served as the Company's Senior Vice President, Mergers, Acquisitions and Strategic Planning for more than the last five years.

  Ernest C. Jett was elected Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department since 1991.

  Allan J. Ross has served the Company as Vice President, Accounting since April, 1993. In May, 1996 Mr. Ross was designated by the Board of Directors as the Company's Chief Accounting Officer. Prior to that time Mr. Ross served in various accounting management positions with Monsanto Company, a chemical manufacturing business.

  Duane W. Potter was elected Senior Vice President and President--Foam Components Group in 1995. He previously served as Senior Vice President and President--Bedding Components Group from 1983 to 1995.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997, is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997, is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 14, 1997 is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  1. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

    The Financial Statements listed below are included in this Report:

    . Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1996

    . Consolidated Balance Sheets at December 31, 1996 and 1995

    . Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996

    . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1996

    . Notes to Consolidated Financial Statements

    . Schedule for each of the years in the three year period ended
      December 31, 1996

      II--Valuation and Qualifying Accounts and Reserves

  All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

  2. EXHIBITS--See Exhibit Index.

  3. REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1996: None.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                         (DOLLAR AMOUNTS IN
                                                             MILLIONS,
                                                       EXCEPT PER SHARE DATA)
Net sales........................................... $2,466.2 $2,256.9 $2,009.1
Cost of goods sold..................................  1,842.7  1,722.0  1,537.4
                                                     -------- -------- --------
    Gross profit....................................    623.5    534.9    471.7
Selling, distribution and administrative expenses...    303.5    272.3    239.7
Amortization of excess cost of purchased companies
 and other intangibles..............................     16.4     15.4     14.1
Interest expense....................................     30.0     30.4     26.0
Merger expense......................................     26.6      --       --
Other income, net of other deductions...............      2.7      3.8      4.4
                                                     -------- -------- --------
    Earnings before income taxes and extraordinary
     item...........................................    249.7    220.6    196.3
Income taxes........................................     96.7     86.3     76.8
                                                     -------- -------- --------
    Net earnings before extraordinary item..........    153.0    134.3    119.5
Extraordinary item from the extinguishment of debt..     12.5      --       --
                                                     -------- -------- --------
    Net earnings.................................... $  140.5 $  134.3 $  119.5
                                                     ======== ======== ========
Earnings Per Share
    Net earnings before extraordinary item.......... $   1.67 $   1.49 $   1.36
                                                     ======== ======== ========
    Net earnings.................................... $   1.53 $   1.49 $   1.36
                                                     ======== ======== ========



   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                 ------------------
                                                                   1996      1995
                                                                 --------  --------
                                                                  (DOLLAR AMOUNTS
                                                                   IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                       DATA)
                             ASSETS
                             ------
Current Assets
  Cash and cash equivalents..................................... $    3.7  $    8.2
  Trade receivables, less allowance of $8.6 in 1996 and $7.5 in
   1995.........................................................    326.8     290.5
  Other receivables.............................................      8.5       8.8
  Inventories
    Finished goods..............................................    204.2     186.3
    Work in process.............................................     39.4      39.1
    Raw materials and supplies..................................    147.7     136.1
    LIFO reserve................................................    (11.7)    (17.4)
                                                                 --------  --------
      Total inventories.........................................    379.6     344.1
  Other current assets..........................................     44.7      35.0
                                                                 --------  --------
      Total current assets......................................    763.3     686.6
Property, Plant and Equipment--at cost
  Machinery and equipment.......................................    646.7     561.5
  Buildings and other...........................................    333.8     285.4
  Land..........................................................     34.6      28.6
                                                                 --------  --------
                                                                  1,015.1     875.5
  Less accumulated depreciation.................................    432.2     364.9
                                                                 --------  --------
      Net property, plant and equipment.........................    582.9     510.6
Other Assets
  Excess cost of purchased companies over net assets acquired, less
   accumulated amortization of $28.4 in 1996 and $21.6 in 1995..    290.3     210.3
  Other intangibles, less accumulated amortization of
   $30.3 in 1996 and $24.2 in 1995..............................     30.2      31.7
  Sundry........................................................     46.2      38.9
                                                                 --------  --------
      Total other assets........................................    366.7     280.9
                                                                 --------  --------
      Total assets.............................................. $1,712.9  $1,478.1
                                                                 ========  ========
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
  Current maturities of long-term debt.......................... $    3.9  $    7.5
  Accounts payable..............................................    110.3     127.5
  Income taxes..................................................     14.9       7.3
  Accrued expenses..............................................    125.2     109.8
  Other current liabilities.....................................     38.5      23.0
                                                                 --------  --------
      Total current liabilities.................................    292.8     275.1
Long-Term Debt..................................................    388.5     380.6
Other Liabilities...............................................     36.0      21.3
Deferred Income Taxes...........................................     54.5      54.3
Shareholders' Equity
  Capital stock
    Preferred stock--authorized, 100,000,000 shares; none issued
    Common stock--authorized, 300,000,000 shares of $.01 par
     value;
     issued 92,113,786 and 89,407,103 shares in 1996 and 1995,
     respectively...............................................       .9        .9
  Additional contributed capital................................    240.2     164.0
  Retained earnings.............................................    704.4     601.6
  Cumulative translation adjustment.............................     (4.2)     (5.0)
  Less treasury stock--at cost (6,270 and 644,539 shares in
   1996 and 1995, respectively).................................      (.2)    (14.7)
                                                                 --------  --------
      Total shareholders' equity................................    941.1     746.8
                                                                 --------  --------
      Total liabilities and shareholders' equity................ $1,712.9  $1,478.1
                                                                 ========  ========

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                       (DOLLAR AMOUNTS IN
                                                            MILLIONS)
Operating Activities
  Net earnings...................................... $ 140.5  $ 134.3  $ 119.5
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Depreciation....................................    75.8     62.6     52.5
    Amortization....................................    16.4     15.4     14.1
    Merger expense (non-cash portion)...............    24.4      --       --
    Extraordinary item (non-cash portion)...........     4.0      --       --
    Stock and deferred compensation.................    14.2      4.9      3.5
    Deferred income tax benefit.....................   (13.4)    (1.9)    (4.8)
    Other...........................................      .5     (2.8)      .8
    Other changes, net of effects from purchases of
     companies
      (Increase) decrease in accounts receivable,
       net..........................................   (17.0)     1.0    (42.9)
      (Increase) in inventories.....................   (10.3)   (35.8)   (35.2)
      Decrease (increase) in other current assets...      .7     (5.0)    (6.7)
      Increase in current liabilities...............     2.3     15.1     71.1
                                                     -------  -------  -------
        Net Cash Provided by Operating Activities...   238.1    187.8    171.9
Investing Activities
  Additions to property, plant and equipment........   (96.2)  (106.8)   (97.1)
  Purchases of companies, net of cash acquired......   (89.7)   (28.6)   (88.9)
  Other.............................................    (3.1)      .5      (.1)
                                                     -------  -------  -------
        Net Cash Used for Investing Activities......  (189.0)  (134.9)  (186.1)
Financing Activities
  Additions to debt.................................   292.9    108.7     68.4
  Payments on debt..................................  (309.4)  (100.4)   (30.0)
  Dividends paid....................................   (30.3)   (31.9)   (25.4)
  Issuances of common stock.........................     5.0      3.0      2.2
  Purchases of common stock.........................   (10.1)   (24.5)    (1.1)
  Other.............................................    (1.7)    (2.6)     2.4
                                                     -------  -------  -------
        Net Cash (Used for) Provided by Financing
         Activities.................................   (53.6)   (47.7)    16.5
                                                     -------  -------  -------
(Decrease) Increase in Cash and Cash Equivalents....    (4.5)     5.2      2.3
Cash and Cash Equivalents--Beginning of Year........     8.2      3.0       .7
                                                     -------  -------  -------
Cash and Cash Equivalents--End of Year.............. $   3.7  $   8.2  $   3.0
                                                     =======  =======  =======
Supplemental Information
  Interest paid..................................... $  28.8  $  30.8  $  24.9
  Income taxes paid.................................    92.8     90.3     69.8
  Liabilities assumed of acquired companies.........    47.3     21.7     40.4
  Common stock issued for acquired companies........    58.3     18.3     13.8
  Stock issued for employee stock plans.............    39.4     17.4      8.2

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                ADDITIONAL           CUMULATIVE  TREASURY STOCK
                         COMMON CONTRIBUTED RETAINED TRANSLATION ---------------
                         STOCK    CAPITAL   EARNINGS ADJUSTMENT  COST    SHARES
                         ------ ----------- -------- ----------- -----  --------
                          (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Balances--January 1,
 1994...................  $.4     $116.2     $401.1     $(2.8)   $ (.3)    7,578
  Common stock issued,
   primarily for
   employee stock plans
   (1,282,213 shares)...            17.0
  Treasury stock issued
   for employee stock
   plans................             (.1)                          2.1   (47,773)
  Treasury stock
   purchased, primarily
   for employee stock
   plans................                                          (2.1)   51,260
  Tax benefit related to
   stock options........              .5
  Translation
   adjustment...........                                 (3.3)
  Retained earnings of
   pooled companies at
   date of acquisition..                        5.5
  Net earnings for the
   year.................                      119.5
  Cash dividends
   declared ($.31 per
   share)...............                      (25.4)
                          ---     ------     ------     -----    -----  --------
Balances--December 31,
 1994...................   .4      133.6      500.7      (6.1)     (.3)   11,065
  Common stock issued
   for acquired
   companies and
   employee stock plans
   (890,257 shares).....   .1       32.6
  Treasury stock issued
   for employee stock
   plans................            (2.3)                         11.4  (372,906)
  Treasury stock
   purchased, primarily
   for employee stock
   plans and to replace
   shares issued for
   purchased companies..                                         (25.8)  887,712
  Tax benefit related to
   stock options........              .5
  Additional shares
   issued in two-for-one
   stock split effected
   in the form of a
   stock dividend
   September 15, 1995
   (42,194,946 shares)..   .4        (.4)                                118,668
  Translation
   adjustment...........                                  1.1
  Retained earnings of
   pooled company at
   date of acquisition..                       (1.5)
  Net earnings for the
   year.................                      134.3
  Cash dividends
   declared ($.38 per
   share)...............                      (31.9)
                          ---     ------     ------     -----    -----  --------
Balances--December 31,
 1995...................   .9      164.0      601.6      (5.0)   (14.7)  644,539
  Common stock issued
   for acquired
   companies and
   employee stock plans
   (2,994,676 shares)...            90.2
  Treasury stock issued
   for employee stock
   plans................            (5.7)                         17.5  (747,033)
  Treasury stock
   purchased, primarily
   shares received in
   stock-for-stock
   option exercises and
   shares to replace
   those issued for
   purchased companies..                                          (3.0)  108,764
  Treasury stock
   purchased under
   contractual
   agreements and
   effectively retired
   (287,993 shares).....            (9.6)
  Tax benefit related to
   stock options........             1.3
  Translation
   adjustment...........                                   .8
  Retained earnings of
   pooled company at
   date of acquisition..                        3.6
  Net earnings for the
   year.................                      140.5
  Cash dividends
   declared ($.46 per
   share)...............                      (41.3)
                          ---     ------     ------     -----    -----  --------
  Balances--December 31,
   1996.................  $.9     $240.2     $704.4     $(4.2)   $ (.2)    6,270
                          ===     ======     ======     =====    =====  ========

   The accompanying notes are an integral part of these financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

              (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated (Leggett & Platt) and its majority-owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation.

  Cash Equivalents: Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments with original maturities of three months or less.

  Inventories: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 55% of the inventories at December 31, 1996 and 1995. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 1996 and 1995 approximated replacement cost.

  Depreciation, Amortization and Asset Impairment: Property, plant and equipment are depreciated by the straight-line method. The rates of depreciation range from 6.7% to 25% for machinery and equipment, 2.5% to 6.7% for buildings and 12.5% to 33% for other items. Accelerated methods are used for tax purposes. The excess cost of purchased companies over net assets acquired is amortized by the straight-line method over forty years. Other intangibles are amortized by the straight-line method over their estimated lives. Long-lived assets, including intangibles, are evaluated for probable recovery of their carrying amount. Appropriate adjustment, using current market prices, estimates of discounted future cash flows and other methods, is made when recovery of the carrying amount is not reasonably assured.

  Computations of Earnings Per Share: Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents result principally from the assumed issuance of shares under stock option plans.

  Concentration of Credit Risks, Exposures and Financial Instruments: The Company specializes in manufacturing, marketing, and distributing components and other related products for furnishings and diversified markets. The Company's operations are principally in the United States, although the Company also has manufacturing subsidiaries in Canada, Europe and Mexico and marketing and distribution operations in other areas.

  The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers, some of which are highly leveraged. The Company maintains allowances for potential credit losses and such losses have generally been within management's expectations.

  From time to time, the Company will enter into forward exchange contracts to hedge equipment purchases and other commitments in foreign currencies. The amounts outstanding under the forward contracts at any point in time are not significant to the Company. The Company has minimal continuing exposures to other foreign currency transactions and interest rate fluctuations.

  The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments. The carrying value of all other long-term debt approximates fair value due to the use of variable interest rates and fixed rate debt which approximates current interest rates.

  Other Risks: The Company obtains insurance for workers' compensation, automobile, product and general liability, property loss and medical claims. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates utilize the Company's prior experience and actuarial assumptions that are provided by the Company's insurance carrier.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  Income Taxes: The Company provides for taxes on undistributed earnings of foreign subsidiaries where appropriate. The tax effect of most such distributions would be significantly offset by available foreign tax credits.

  Stock-Based Compensation: The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  Foreign Currency Translation: The functional currency for most foreign operations is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income and expense accounts using monthly average exchange rates. The cumulative effects of translating the functional currencies into the U.S. dollar are included in shareholders' equity. Foreign entities whose functional currency is the U.S. dollar are not significant.

B--ACQUISITIONS

  On May 13, 1996, the Company issued 5,134,092 shares of common stock to acquire Pace Holdings, Inc. (Pace) in a transaction accounted for as a pooling of interests. Pace is a leading manufacturer and marketer of non-automotive aluminum die cast components. Previously issued financial statements were restated to reflect the pooling. Results of operations for the separate and combined companies prior to the pooling are as follows:

                                                      THREE MONTHS TWELVE MONTHS
                                                         ENDED         ENDED
                                                       MARCH 31,   DECEMBER 31,
                                                          1996         1995
                                                      ------------ -------------
      Net sales
        Leggett & Platt..............................    $524.2      $2,059.3
        Pace.........................................      67.0         197.6
                                                         ------      --------
          Combined...................................    $591.2      $2,256.9
                                                         ======      ========
      Net earnings
        Leggett & Platt..............................    $ 36.4      $  134.9
        Pace.........................................       1.3            .4
        Restatement Adjustments......................       --           (1.0)
                                                         ------      --------
          Combined...................................    $ 37.7      $  134.3
                                                         ======      ========

  Included in the restatement adjustments is the impact of conforming inventory accounting principles used by the Company's aluminum operations to those of Pace.

  In connection with a 1993 leveraged buyout transaction, Pace adopted an employee stock option/bonus plan that provided for the granting of options, under certain conditions, at an exercise price of $.01 per Pace share. In

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

May 1996, prior to the acquisition, options were granted and exercised under the plan resulting in compensation expense of $12 before taxes. Other merger expense, including costs for the accrual of commitments under contracts no longer benefiting the Company and legal and environmental issues, was $14.6 before taxes in 1996.

  Following the acquisition, the Company issued a tender offer to all holders of the Pace 10.625% senior notes disclosed in Note D. In June 1996, the notes were redeemed at approximately 113% of par value, plus accrued interest. The cash required for the redemption was provided through the issuance of medium term notes and the Company's revolving credit agreements. The Company recognized an extraordinary charge, net of related tax benefits, of $12.5 from the extinguishment of debt.

  Also during 1996, the Company acquired the assets of twelve companies in transactions accounted for as purchases. These transactions required the use of $89.7 in cash, net of cash acquired, and 2,128,124 shares of common stock and common stock equivalents. In addition, the Company issued 562,429 shares to acquire another business in a transaction accounted for as a pooling of interests. The Company elected not to restate its financial statements as the effect of this pooling was not material. These acquired businesses manufacture and distribute products to the furnishings and diversified markets.

  Pro forma consolidated net sales for the years ended December 31, 1996 and 1995 as though the 1996 acquisitions, except Pace, had occurred on January 1 of each year presented were $2,566.8 and $2,464.7, respectively. Pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

  During 1995, the Company acquired the assets of nine companies that primarily manufacture and distribute components to the furnishings industry. These transactions, accounted for as purchases, resulted in the use of $28.6 in cash, net of cash acquired, and 642,441 shares of common stock. The Company also issued 325,000 shares of common stock to acquire a business in a transaction accounted for as a pooling of interests. The Company elected not to restate its financial statements as the effect of the pooling was not material. This company manufactures and distributes formed wire products to the furnishings industry.

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

  The results of operations of the above acquired companies, except the 1996 Pace pooling, have been included in the consolidated financial statements since the dates of acquisition.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

C--ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities at December 31 consist of the following:

                                                                   1996   1995
                                                                  ------ ------
      Accrued expenses
        Wages and commissions payable............................ $ 33.9 $ 29.4
        Workers' compensation, medical, auto and product
         liability insurance.....................................   37.5   36.9
        Sales promotions.........................................   13.7   12.2
        Other....................................................   40.1   31.3
                                                                  ------ ------
                                                                  $125.2 $109.8
                                                                  ====== ======
      Other current liabilities
        Outstanding checks in excess of book balances............ $ 19.1 $ 16.3
        Other....................................................   19.4    6.7
                                                                  ------ ------
                                                                  $ 38.5 $ 23.0
                                                                  ====== ======

D--LONG-TERM DEBT

  Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

                                                                   1996   1995
                                                                  ------ ------
      Medium-term notes, fixed interest rates of 6.8% and 6.5%
       for 1996 and 1995, respectively, due dates through 2008..  $250.0 $127.5
      Pace senior notes, fixed interest rates of 10.625% for
       1995.....................................................     --   115.0
      Pace revolving credit agreements, variable interest rates
       of 8.2% for 1995, secured................................     --    47.2
      Commercial paper, variable interest rates of 6.6% and 6.0%
       for 1996 and 1995, respectively, due dates in 1997 and
       1996.....................................................    56.1   17.5
      Industrial development bonds, principally variable
       interest rates of 4.6% and 5.5% for 1996 and 1995,
       respectively, due dates through 2030.....................    38.9   39.6
      Other, partially secured..................................    47.4   41.3
                                                                  ------ ------
                                                                   392.4  388.1
      Less current maturities...................................     3.9    7.5
                                                                  ------ ------
                                                                  $388.5 $380.6
                                                                  ====== ======

  Pace senior notes and revolving credit agreements were refinanced during 1996 as discussed in Note B.

  The current revolving credit agreements provide for a maximum line of credit of $215. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving agreements. The agreements will terminate during 2000, at which time all outstanding balances will become due. Annual facility fees are 1/10 of 1% of the total credit line, payable on a quarterly basis.

  Commercial paper and medium-term notes that mature in the current year are classified as long-term debt since the Company intends to refinance them on a long-term basis either through continued issuance or unused credit available under the revolving credit agreements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt, require working capital to be maintained at specified amounts and restrict payments of dividends. Unrestricted retained earnings available for dividends at December 31, 1996 were approximately $184.9.

  Maturities of long-term debt for each of the five years following 1996 are:

             Year ended December 31,
               1997............................ $  3.9
               1998............................    8.4
               1999............................    4.3
               2000............................  144.4
               2001............................   53.0

E--LEASE OBLIGATIONS

  The Company conducts certain of its operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

  Total rental expense entering into the determination of results of operations was $24.3, $22.7 and $21.1 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

             Year ended December 31,
               1997............................. $13.7
               1998.............................   9.5
               1999.............................   7.0
               2000.............................   5.0
               2001.............................   3.2
             Later years........................   4.2
                                                 -----
                                                 $42.6
                                                 =====

  The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

F--CAPITAL STOCK

  At December 31, 1996, the Company had 6,197,540 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 6 to 18 months after the date of grant, and have a maximum term of 5-15 years. Options exercisable were 1,826,827, 1,656,270 and 1,077,572 at December 31, 1996, 1995 and 1994, respectively. The weighted average exercise price for these shares was $9.06, $10.27 and $8.04 for 1996, 1995 and 1994, respectively. Options may be issued with exercise prices at or below market price. Compensation cost charged against income related to the Company's stock option grants for each of the years ending December 31, 1996, 1995 and 1994 was $13.7, $2.4 and $1.5 respectively.
Compensation cost includes amounts for options granted under the deferred compensation plan for certain executives, which allows the executive to elect stock options in lieu of future salary and bonuses. Had compensation cost for the Company's stock-based compensation plans been determined based on the estimated

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES fair value of the options at the grant dates, consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would not be significantly reduced. The Company does not anticipate that FASB Statement No. 123's method of determining compensation cost will have a significant impact in future years.

  A summary of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                  EXERCISE PRICE
                                                        SHARES      PER SHARE
                                                       ---------  --------------
      Outstanding at
       January 1, 1994................................ 2,837,172      $11.20
        Granted.......................................   368,862        8.91
        Exercised.....................................  (320,064)       7.94
        Forfeited.....................................  (104,714)      13.61
                                                       ---------
      Outstanding at
       December 31, 1994.............................. 2,781,256       11.17
        Granted.......................................   344,800        9.44
        Exercised.....................................  (418,533)      10.55
        Forfeited.....................................   (75,134)      15.94
                                                       ---------
      Outstanding at
       December 31, 1995.............................. 2,632,389       10.87
        Granted....................................... 2,477,157       20.27
        Exercised.....................................  (671,310)      11.22
        Forfeited.....................................   (42,584)      20.89
                                                       ---------
      Outstanding at
       December 31, 1996.............................. 4,395,652       16.01
                                                       =========

  The weighted average fair value per share at date of grant for options granted at an exercise price equal to market value was $5.05 and $4.62 for 1996 and 1995, respectively. The weighted average exercise price for these shares was $23.77 and $21.03 for 1996 and 1995, respectively. The weighted average fair value per share at date of grant for options granted at an exercise price below market value was $16.87 and $14.27 for 1996 and 1995, respectively. The weighted average exercise price for these shares was $13.52 and $6.57 in 1996 and 1995, respectively. The fair value of options at date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of approximately 6.0%; expected life of approximately 4 years; expected volatility of 19% and expected dividend yield of 1.7%.

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     ------------------------------------------- --------------------------
                                 WEIGHTED-AVERAGE
                                    REMAINING       WEIGHTED-                  WEIGHTED-
      RANGE OF         NUMBER    CONTRACTUAL LIFE    AVERAGE       NUMBER       AVERAGE
   EXERCISE PRICES   OUTSTANDING     IN YEARS     EXERCISE PRICE EXERCISABLE EXERCISE PRICE
   ---------------   ----------- ---------------- -------------- ----------- --------------
   $  .01-
    $  .50              424,074         14            $  .20       348,378       $  .23
     3.63-
      6.28              358,108          2              5.95       358,108         5.95
     9.56-
     11.50              928,736          1             11.36       928,736        11.36
    15.00-
     20.00              857,190          4             17.16        75,862        17.94
    20.38-
     25.00            1,502,288          4             22.64       115,743        21.00
    25.88-
     30.88              325,256          9             27.36           --           --

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

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

G--EMPLOYEE BENEFIT PLANS

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

  Information at December 31, 1996, 1995 and 1994 as to the funded status of Company sponsored defined benefit plans, net pension income from the plans for the years then ended and weighted average assumptions used in the calculations are as follows:

                                                         1996    1995    1994
                                                        ------  ------  ------
   Funded Status
     Actuarial present value of benefit obligations
       Vested benefits................................. $(64.5) $(58.8) $(50.5)
       Nonvested benefits..............................    (.8)    (.6)    (.6)
                                                        ------  ------  ------
     Accumulated benefit obligations...................  (65.3)  (59.4)  (51.1)
     Provision for future compensation increases.......   (3.9)   (3.1)   (3.6)
                                                        ------  ------  ------
     Projected benefit obligations.....................  (69.2)  (62.5)  (54.7)
     Plan assets at fair value.........................   98.8    87.1    75.2
                                                        ------  ------  ------
     Plan assets in excess of projected benefit
      obligations......................................   29.6    24.6    20.5
     Unrecognized net experience gain..................   (7.6)   (3.4)    (.4)
     Unrecognized net transition asset.................   (2.7)   (3.4)   (4.1)
                                                        ------  ------  ------
       Prepaid pension costs included in other assets.. $ 19.3  $ 17.8  $ 16.0
                                                        ======  ======  ======
   Components of Pension Income (Expense)
     Service cost...................................... $ (1.7) $  (.8) $ (1.3)
     Interest cost.....................................   (4.5)   (4.1)   (3.5)
     Actual return on plan assets......................   12.4    12.5    (1.9)
     Net amortization and deferral.....................   (4.7)   (5.8)    9.0
                                                        ------  ------  ------
       Net pension income from defined benefit plans... $  1.5  $  1.8  $  2.3
                                                        ======  ======  ======
   Weighted Average Assumptions
     Discount rate.....................................  7.25%   7.25%   7.50%
     Rate of increase in compensation levels...........  5.19%   5.18%   5.17%
     Expected long-term rate of return on plan assets..  8.00%   8.00%   8.00%
                                                        ======  ======  ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 588,000 shares of the Company's common stock at December 31, 1996.

  Contributions to union sponsored, defined benefit, multiemployer pension plans were $.2 in 1996, 1995 and 1994. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 1996, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the net assets of the plans. Therefore, the Company would have no material withdrawal liability. However, except for a recent acquisition, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

  Net pension (expense) income, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $(.4), $.2 and $.9 in 1996, 1995 and 1994, respectively.

  The Company also has a contributory stock purchase/stock bonus plan (SPSB
Plan), a non-qualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $4.7, $4.3 and $3.3 for 1996, 1995 and 1994, respectively.

  Under the DSP, eligible employees may purchase a maximum of 8,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 504,605, 506,613 and 415,408 during 1996, 1995 and 1994, respectively. Purchase prices ranged from $15 to $29 per share. Since inception of the DSP in 1982, a total of 5,667,452 shares have been purchased by employees.

H--INCOME TAXES

  The components of earnings before income taxes and extraordinary item are as follows:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1996   1995   1994
                                                            ------ ------ ------
      Domestic............................................. $218.0 $198.7 $179.9
      Foreign..............................................   31.7   21.9   16.4
                                                            ------ ------ ------
                                                            $249.7 $220.6 $196.3
                                                            ====== ====== ======

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  Income tax expense is comprised of the following components:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------  -----  -----
      Current
        Federal........................................... $ 86.3  $71.1  $64.0
        State and local...................................   12.1    9.7   11.0
        Foreign...........................................   11.7    7.4    6.6
                                                           ------  -----  -----
                                                            110.1   88.2   81.6
      Deferred
        Federal...........................................  (12.8)  (3.7)  (4.6)
        State and local...................................    (.5)   1.2     .3
        Foreign...........................................    (.1)    .6    (.5)
                                                           ------  -----  -----
                                                            (13.4)  (1.9)  (4.8)
                                                           ------  -----  -----
                                                           $ 96.7  $86.3  $76.8
                                                           ======  =====  =====

  In addition to the above income tax expense, the Company recognized a current benefit from an extraordinary item of $7.7 in 1996.

  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities at December 31, 1996 and 1995, are as follows:

                                                                DECEMBER 31,
                                                                --------------
                                                                 1996    1995
                                                                ------  ------
      Property, plant and equipment............................ $(47.9) $(41.5)
      Accrued expenses.........................................   42.8    29.9
      Prepaid pension cost.....................................   (7.7)   (6.9)
      Intangible assets........................................    2.6    (2.1)
      Other, net...............................................  (14.4)  (11.2)
                                                                ------  ------
                                                                $(24.6) $(31.8)
                                                                ======  ======

  Deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
      Other current assets...................................... $ 29.9  $ 22.5
      Deferred income taxes.....................................  (54.5)  (54.3)
                                                                 ------  ------
                                                                 $(24.6) $(31.8)
                                                                 ======  ======

  Income tax expense, as a percentage of earnings before income taxes and extraordinary item, differs from the statutory federal income tax rate as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
      Statutory federal income tax rate.............    35.0%    35.0%    35.0%
      Increases in rate resulting primarily from
       state and other jurisdictions................     3.7      4.1      4.1
                                                     -------  -------  -------
      Effective tax rate............................    38.7%    39.1%    39.1%
                                                     =======  =======  =======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

I--INDUSTRY SEGMENT INFORMATION

  The Company's operations principally consist of manufacturing and marketing components and related finished products for the furnishings industry. In addition, the Company supplies a diversified group of industries with products which are similar in manufacturing technology to its furnishings operations. Other than furnishings, no industry segment is significant.

  Operating profit is determined by deducting from net sales the cost of goods sold and the selling, distribution, administrative and other expenses attributable to the segment operations. Operating profit was reduced in the furnishings segment by $18.8 and the diversified group by $7.8 because of non-recurring merger costs for the Pace acquisition. Corporate expenses not allocated to the segments include corporate general and administrative expenses, interest expense and certain other income and deduction items which are incidental to the Company's operations. Capital expenditures, as defined herein, include amounts relating to acquisitions as well as internal expenditures. The identifiable assets of industry segments are those used in the Company's operations of each segment. Corporate identifiable assets include cash, land, buildings and equipment used in conjunction with corporate activities and sundry assets. Financial information by segment is as follows:

      YEAR ENDED DECEMBER 31,    FURNISHINGS DIVERSIFIED CORPORATE CONSOLIDATED
      -----------------------    ----------- ----------- --------- ------------
      1996
        Net sales..............   $1,900.5     $565.7      $ --      $2,466.2
        Operating profit.......      243.1       53.9      (47.3)       249.7
        Capital expenditures...      117.5       27.5        5.4        150.4
        Depreciation and
         amortization expense..       71.0       18.4        2.8         92.2
        Identifiable assets....    1,313.0      363.9       36.0      1,712.9
      1995
        Net sales..............   $1,727.8     $529.1      $ --      $2,256.9
        Operating profit.......      214.1       51.5      (45.0)       220.6
        Capital expenditures...       94.7       26.9        4.2        125.8
        Depreciation and
         amortization expense..       58.7       15.9        3.4         78.0
        Identifiable assets....    1,134.2      290.0       53.9      1,478.1
      1994
        Net sales..............   $1,522.4     $486.7      $ --      $2,009.1
        Operating profit.......      171.9       60.0      (35.6)       196.3
        Capital expenditures...       98.4       31.8        3.9        134.1
        Depreciation and
         amortization expense..       48.9       15.1        2.6         66.6
        Identifiable assets....      983.9      295.8       47.3      1,327.0

  The Company's areas of operation outside of the United States principally include Canada, Europe and Mexico, none of which is significant to consolidated operations. A mid-year 1996 acquisition increased foreign identifiable assets to 13% of total assets. Prior years' net sales and identifiable assets were not significant. Information about the Company's operations in different geographic locations for 1996 follows:

                                          UNITED
                                          STATES  FOREIGN CORPORATE CONSOLIDATED
                                         -------- ------- --------- ------------
      Net sales......................... $2,304.8 $161.4    $ --      $2,466.2
      Inter-area sales..................      7.5   65.6      --          73.1
      Operating profit..................    261.3   35.7    (47.3)       249.7
      Identifiable assets...............  1,446.1  230.8     36.0      1,712.9

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

J--CONTINGENCIES

  The Company is involved in numerous environmental, employment, intellectual property and other claims and legal proceedings. When it appears probable in management's judgement that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company's financial position. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from these claims and proceedings is remote. The more significant claims and proceedings are briefly described in the following paragraphs.

  One of the Company's subsidiaries is performing an environmental investigation at a Florida plant site pursuant to a negotiation with local and Federal environmental authorities. The costs of the investigation and any remediation actions will be shared equally by the Company and a former joint owner of the plant site.

  In connection with an acquisition, one of the Company's subsidiaries is involved in an unfair labor complaint filed by the National Labor Relations Board. An administrative decision has been rendered against the subsidiary, which is still under appeal.

  A former supplier has brought several lawsuits against the Company and others alleging breach of contract and patent infringement. The Company has countersued in certain cases. None of these lawsuits have been tried at this time.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

  In our opinion, the financial statements listed in the index appearing under
Item 14 on pages 10 and 11 present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

St. Louis, Missouri
February 5, 1997

                 LEGGET & PLATT, INCORPORATED AND SUBSIDIARIES

                         QUARTERLY SUMMARY OF EARNINGS

                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31, 1996               FIRST  SECOND THIRD  FOURTH  TOTAL
----------------------------               ------ ------ ------ ------ --------
Net sales................................. $591.2 $620.0 $628.6 $626.4 $2,466.2
Gross profit..............................  144.6  157.6  157.3  164.0    623.5
Earnings before income taxes and
 extraordinary item.......................   61.4   43.8   71.9   72.6    249.7
Net earnings before extraordinary item....   37.7   26.6   44.0   44.7    153.0
Net earnings..............................   37.7   14.1   44.0   44.7    140.5
                                           ====== ====== ====== ====== ========
Earnings per share
  Net earnings before extraordinary item.. $  .42 $  .29 $  .48 $  .48 $   1.67
                                           ====== ====== ====== ====== ========
  Net earnings............................ $  .42 $  .15 $  .48 $  .48 $   1.53
                                           ====== ====== ====== ====== ========
YEAR ENDED DECEMBER 31, 1995
----------------------------
Net sales................................. $579.5 $584.5 $551.3 $541.6 $2,256.9
Gross profit..............................  137.2  137.8  128.4  131.5    534.9
Earnings before income taxes..............   59.3   57.5   51.1   52.7    220.6
Net earnings..............................   35.7   34.3   31.6   32.7    134.3
                                           ====== ====== ====== ====== ========
Earnings per share........................ $  .40 $  .38 $  .35 $  .36 $   1.49
                                           ====== ====== ====== ====== ========

  Previously reported 1995 and first quarter 1996 amounts have been restated to reflect the May 1996 pooling of interests.

  Merger related costs of $26.6 pre-tax and $16.4 after-tax, or $.18 per share are included in 1996 second quarter net earnings before extraordinary item.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (AMOUNTS IN MILLIONS)

             COLUMN A                COLUMN B   COLUMN C   COLUMN D   COLUMN E
             --------              ------------ --------- ---------- ----------
                                                ADDITIONS
                                                 CHARGED
                                    BALANCE AT   TO COST             BALANCE AT
                                   BEGINNING OF    AND                 END OF
           DESCRIPTION                PERIOD    EXPENSES  DEDUCTIONS   PERIOD
           -----------             ------------ --------- ---------- ----------
Year ended December 31, 1996
  Allowance for doubtful
   receivables....................     $7.5       $4.8       $3.7(A)    $8.6
                                       ====       ====       ====       ====
Year ended December 31, 1995
  Allowance for doubtful
   receivables....................     $8.1       $5.8       $6.4(A)    $7.5
                                       ====       ====       ====       ====
Year ended December 31, 1994
  Allowance for doubtful
   receivables....................     $7.8       $5.7       $5.4(A)    $8.1
                                       ====       ====       ====       ====

--------
(A) Uncollectible accounts charged off, net of recoveries.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Leggett & Platt, Incorporated

                                                /s/ Harry M. Cornell, Jr.
                                          By:__________________________________
                                                   Harry M. Cornell, Jr.
                                              Chairman of the Board and Chief
                                                     Executive Officer

Dated: March 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                          TITLE                    DATE
              ---------                          -----                    ----
(A) PRINCIPAL EXECUTIVE OFFICER:

    /s/ Harry M. Cornell, Jr.        Chairman of the Board and       March 27, 1997
____________________________________  Chief Executive Officer
       Harry M. Cornell, Jr.


(B) PRINCIPAL FINANCIAL OFFICER:

      /s/ Michael A. Glauber         Senior Vice President,          March 27, 1997
____________________________________  Finance & Administration
         Michael A. Glauber


(C) PRINCIPAL ACCOUNTING OFFICER:

        /s/ Allan J. Ross            Vice President, Accounting      March 27, 1997
____________________________________
           Allan J. Ross


(C) DIRECTORS:

        Raymond F. Bentele*          Director
____________________________________
         Raymond F. Bentele

       Robert Ted Enloe, III*        Director
____________________________________
       Robert Ted Enloe, III

         Richard T. Fisher*          Director
____________________________________
         Richard T. Fisher


           Bob L. Gaddy*             Director
____________________________________
            Bob L. Gaddy

         David S. Haffner*           Director
____________________________________
          David S. Haffner

          Thomas A. Hays*            Director
____________________________________
           Thomas A. Hays

     Robert A. Jefferies, Jr.*       Director
____________________________________
      Robert A. Jefferies, Jr.

        Alexander M. Levine*         Director
____________________________________
        Alexander M. Levine

        Richard L. Pearsall*         Director
____________________________________
        Richard L. Pearsall

          Duane W. Potter*           Director
____________________________________
          Duane W. Potter

      Maurice E. Purnell, Jr.*       Director
____________________________________
      Maurice E. Purnell, Jr.

          Felix E. Wright*           Director
____________________________________
          Felix E. Wright


      /s/ Ernest C. Jett                                          March 27, 1997
*By ___________________________
          Ernest C. Jett
   Attorney-in-Fact pursuant to
             Power of
   Attorney dated March 14, 1997

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT NO.                  DOCUMENT DESCRIPTION                    PAGE NO.
 -----------                  --------------------                   ----------
  3.1        The Restated Articles of Incorporation of the Compa-
             ny, filed as Exhibit 3 to Registrant's Form 10-Q for
             the quarter ended June 30, 1987, are incorporated by
             reference.
  3.2        Amendment to Restated Articles of Incorporation of
             the Company, filed as Exhibit 3.1 to Form S-4 (Regis-
             tration No. 33-66238 which was filed with the Securi-
             ties and Exchange Commission on July 19, 1993), is
             incorporated by reference.
  3.3        By-Laws of the Company as amended and restated as of
             August 11, 1993, filed as Exhibit 3.2 to Registrant's
             Form 10-Q for the quarter ended June 30, 1993, are
             incorporated by reference.
  4.1        Article III of Registrant's Restated Articles of In-
             corporation, filed as Exhibit 3.1 above, is incorpo-
             rated by reference.
  4.2        Rights Agreement dated February 15, 1989 between Reg-
             istrant and The Chase Manhattan Bank, N.A., pertain-
             ing to preferred stock rights distributed by Regis-
             trant, filed as Exhibit 1 to Registrant's Form 8-A
             dated February 15, 1989, and Amendment No. 1 to
             Rights Agreement dated August 29, 1994, filed as Ex-
             hibit 3 to Registrant's Form 8-A/A dated September 8,
             1994, are incorporated by reference.
  4.2A       Letter Agreement dated December 18, 1991 between Reg-
             istrant and Mellon Securities Trust Company
             ("Mellon") relating to appointment of Mellon as
             Rights Agent under the Rights Agreement, filed as Ex-
             hibit 4.2A to Registrant's Form 10-K for the year
             ended December 31, 1991, is incorporated by refer-
             ence.
 10.1(1)     Restated and Amended Employment Agreement between
             Harry M. Cornell, Jr. and Leggett & Platt, Incorpo-
             rated dated as of August 14, 1996.
 10.2(1)     Employment Agreement between the Company and Mr.
             Wright dated May 1, 1981, as amended, filed as Ex-
             hibit 10.2 to Registrant's Form 10-K for the year
             ended December 31, 1989, is incorporated by refer-
             ence.
 10.3(1)     Employment Agreement between the Company and Mr.
             Jefferies dated November 7, 1990, filed as Exhibit
             10.3 to Registrant's Form 10-K for the year ended De-
             cember 31, 1990, and Amendment No. 1 to Employment
             Agreement dated January 1, 1993, filed as Exhibit
             10.3 to Registrant's Form 10-K for the year ended De-
             cember 31, 1992, are incorporated by reference.
 10.4(1)     Severance Benefit Agreement between the Company and
             Harry M. Cornell, Jr. dated May 9, 1984 filed as Ex-
             hibit 10.4 to Registrant's Form 10-K for the year
             ended December 31, 1994, is incorporated by refer-
             ence.
 10.5(1)     Severance Benefit Agreement between the Company and
             Felix E. Wright dated May 9, 1984 filed as Exhibit
             10.5 to Registrant's Form 10-K for the year ended De-
             cember 31, 1994, is incorporated by reference.
 10.6(1)     Severance Benefit Agreement between the Company and
             Robert A. Jefferies, Jr. dated May 9, 1984 filed as
             Exhibit 10.6 to Registrant's Form 10-K for the year
             ended December 31, 1994, is incorporated by refer-
             ence.
 10.7(1)     Reference is made to Appendix A to Registrant's de-
             finitive Proxy Statement dated April 4, 1994 used in
             conjunction with Registrant's Annual Meeting of
             Shareholders held on May 11, 1994 for a copy of the
             Company's 1989 Flexible Stock Plan, as amended, which
             is incorporated by reference.

                                                                     SEQUENTIAL
 EXHIBIT NO.                  DOCUMENT DESCRIPTION                    PAGE NO.
 -----------                  --------------------                   ----------
 10.8(1)     Summary description of the Company's Key Management
             Incentive Compensation Plan filed as Exhibit 10.7 of
             Registrant's Form 10-K for the year ended December
             31, 1993, is incorporated by reference.
 10.9(1)     Reference is made to description of certain long-term
             disability arrangements between Registrant and its
             salaried employees filed as Exhibit 10.7 of Regis-
             trant's Form 10-K for the year ended December 31,
             1991, which is incorporated by reference.
 10.10(1)    Form of Indemnification Agreement approved by the
             shareholders of Registrant and entered into between
             Registrant and each of its directors and executive
             officers, filed as Exhibit 10.10 to Registrants Form
             10-K for the year ended December 31, 1995, is incor-
             porated by reference. .
 10.11(1)    Registrant's Director Stock Option Plan, as amended
             through November 13, 1996.
 10.12(1)    Leggett & Platt, Incorporated Executive Stock Pur-
             chase Program adopted June 6, 1989 under the
             Company's 1989 Flexible Stock Plan, and effective as
             of July 1, 1989, as amended on November 13, 1991,
             filed as Exhibit 10.11 of Registrant's Form 10-K for
             the year ended December 31, 1991, is incorporated by
             reference.
 10.13(1)    Revised Employment Agreement between Bob L. Gaddy,
             Pace Industries, Inc. and Leggett & Platt, Incorpo-
             rated.
 10.14(1)    Stock Award Agreement dated August 1, 1995 between
             the Company and Felix E. Wright filed as Exhibit
             10.14 of Registrant's Form 10-K for the year ended
             December 31, 1995, which is incorporated by refer-
             ence.
 10.15(1)    Stock Award Agreement dated August 1, 1995 between
             the Company and Duane W. Potter, filed as Exhibit
             10.15 of Registrant's Form 10-K for the year ended
             December 31, 1995, is incorporated by reference.
 10.16(1)    Stock Award Agreement dated August 1, 1995 between
             the Company and David S. Haffner, filed as Exhibit
             10.16 of Registrant's Form 10-K for the year ended
             December 31, 1995, is incorporated by reference.
 10.17(1)    Stock Award Agreement dated December 28, 1995 between
             the Company and Harry M. Cornell, Jr., filed as Ex-
             hibit 10.17 of Registrant's Form 10-K for the year
             ended December 31, 1995, is incorporated by refer-
             ence.
 10.18(1)    Stock Award Agreement dated December 31, 1996 between
             the Company and Harry M. Cornell, Jr.
 10.19(1)    Stock Award Agreement dated June 1, 1996 between the
             Company and Felix E. Wright.
 10.20(1)    Stock Award Agreement dated June 1, 1996 between the
             Company and Duane W. Potter.
 10.21(1)    Stock Award Agreement dated June 1, 1996 between the
             Company and David S. Haffner.
 10.22(1)    Stock Award Agreement dated September 1, 1996 between
             the Company and Jerry H. Hudkins.
 10.23(1)    Stock Award Agreement dated September 1, 1996 between
             the Company and Michael A. Glauber.
 10.24(1)    The summary description of the Company's Deferred
             Compensation Program, filed as Exhibit 10.18 to Reg-
             istration Form 10-K for the year ended December 31,
             1995, is incorporated by reference.
 10.25(1)    Noncompetition Agreement, dated as of May 13, 1996
             between Bob L. Gadday and Leggett & Platt, Incorpo-
             rated.

                                                                     SEQUENTIAL
 EXHIBIT NO.                  DOCUMENT DESCRIPTION                    PAGE NO.
 -----------                  --------------------                   ----------
 10.26(1)    Promissory note made by Bob L. Gadday payable to Pace
             Holdings, Inc.
 10.27(1)    Pace Industries, Inc., Revised and Restated Employee
             Incentive Compensation Plan.
 11          Statement of Computation of Earnings Per Common
             Share.
 21          Schedule of Subsidiaries of Registrant.
 23          Consent of Independent Accountants.
 24          Power of Attorney executed by members of the
             Company's Board of Directors regarding this Form 10-K
             and certain registration statements.
 27          Financial Data Schedule

--------
(1) Denotes management contract or compensatory plan or arrangement.