Form 10-Q
period 1997-03-31
LEGGETT & PLATT INC
filed 1997-05-08
CIK 58492

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997
                                 	  				     --------------
                                   OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from           to
                                       	 ---------    --------
             For Quarter Ended        Commission File Number
              March 31, 1997                   1-7845
	            -----------------	       ----------------------

                      LEGGETT & PLATT, INCORPORATED
       	              -----------------------------
         (Exact name of registrant as specified in its charter)


             Missouri                             44-0324630
 -------------------------------      ------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


              No. 1 Leggett Road
              Carthage, Missouri                           64836
    ----------------------------------------	          	 ----------
    (Address of principal executive offices)             (Zip Code)


   Registrant's telephone number, including area code   (417) 358-8131
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

   Yes  X     No
       ---       ---
       Common stock outstanding as of April 25, 1997:   92,809,012

                       PART I.  FINANCIAL INFORMATION
               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                        ITEM 1.  FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

(Amounts in millions)

                                                March 31,     December 31,
                                  					           1997	           1996
                                  					        -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents            	        $     3.7      $     3.7
  Accounts and notes receivable      		             406.0          343.9
  Allowance for doubtful accounts                    (9.0)          (8.6)
  Inventories   			                                 386.1          379.6
  Other current assets          		                   49.0           44.7
                                         						 ---------     	---------
    Total current assets                      		    835.8          763.3

PROPERTY, PLANT & EQUIPMENT, NET               	    617.8          582.9

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $30.6 in 1997
   and $28.4 in 1996                         			    332.4          290.3
  Other intangibles, less accumulated
   amortization of $30.5 in 1997
   and $30.3 in 1996      			                        30.5           30.2
  Sundry					                                        43.4           46.2
                 				                           ---------     	---------
    Total other assets          		                  406.3          366.7
					                                         	 ---------     	---------
TOTAL ASSETS    			                            	$ 1,859.9      $ 1,712.9
						                                          =========     	=========
CURRENT LIABILITIES
  Accounts and notes payable                 			$   123.7      $   110.3
  Accrued expenses       			                        155.4          140.1
  Other current liabilities         		               44.4      	    42.4
					                                           ---------     	---------
    Total current liabilities        		             323.5          292.8

LONG-TERM DEBT                              				    462.3          388.5
OTHER LIABILITIES          			                       36.5           36.0
DEFERRED INCOME TAXES      			                       56.6           54.5

SHAREHOLDERS' EQUITY
  Common stock                              				       .9             .9
  Additional contributed capital         	          249.6          240.2
  Retained earnings     			                         741.5          704.4
  Cumulative translation adjustment      	           (6.6)          (4.2)
  Treasury stock        			                          (4.4)           (.2)
                				                            ---------     	---------
    Total shareholders' equity                		    981.0          941.1
				                                          	 ---------     	---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,859.9      $ 1,712.9
					                                           =========     	=========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                               (Unaudited)

(Amounts in millions, except per share data)

                           					                  Three Months Ended
                                     			      	        March 31,
				  		                                        ----------------------
  			                         	                   1997          1996
                                       		       --------	     --------
Net sales                             			       $ 673.2       $ 591.2
Cost of goods sold                      	         503.0         446.6
                                         							-------	      -------
  Gross profit                           	      	 170.2         144.6

Selling, distribution and
  administrative expenses       	                  82.4          71.9
Interest expense                               		   7.2           7.8
Other deductions (income), net                      2.5           3.5
					                                          	-------	      -------
  Earnings before income taxes                     78.1          61.4

Income taxes                                   		  29.7          23.7
				                                         			-------	      -------
  NET EARNINGS                      		          $  48.4       $  37.7
                                     	        		=======	      =======

Earnings Per Share (Exhibit 11)                 $   .51       $   .42

Cash Dividends Declared
  Per Share                            		       $   .13       $   .11

Average Common and Common
  Equivalent Shares Outstanding                    94.7          90.2

 See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Amounts in millions)

                                           		 	        Three Months Ended
					                                                       March 31,
						                                                --------------------
					                                                  1997          1996
						                                                ------	       ------
OPERATING ACTIVITIES
  Net Earnings  				                                 $  48.4       $  37.7
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation      			                             20.0          17.5
      Amortization      			                           	  3.3           3.7
      Other     					                                    2.0            .4
      Other changes, net of effects from
       	purchases of companies
         Increase in accounts receivable, net          (46.7)        (37.9)
         Decrease in inventories       			               5.5           5.1
         Increase in other current assets       	       (3.1)         (1.1)
         Increase in current liabilities        	       25.2          29.7
						                                               ------- 	     -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES      54.6          55.1

INVESTING ACTIVITIES
  Additions to property, plant and equipment          	(25.2)        (26.8)
  Purchases of companies, net of cash acquired        	(75.3)         (6.2)
  Other 					                                            1.1            .4
                 				                                ------- 	     -------
        NET CASH USED FOR INVESTING ACTIVITIES         (99.4)        (32.6)

FINANCING ACTIVITIES
  Additions to debt                                				 76.1           2.2
  Payments on debt      		                           		 (9.2)        (18.4)
  Dividends paid      				                            	(22.9)         (9.2)
  Other     						                                        .8           (.6)
						                                               -------	      -------
        NET CASH PROVIDED BY (USED FOR)
	         FINANCING ACTIVITIES                        	 44.8         (26.0)
                 				                                -------	      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          .0          (3.5)

CASH AND CASH EQUIVALENTS - January 1,                   3.7           8.2
                 				                                -------	      -------
CASH AND CASH EQUIVALENTS - March 31,     	          $   3.7       $   4.7
                                      				           =======	      =======

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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                           				           March 31,      December 31,
				                                        1997       	     1996
                               	   				  ----------     -------------
At First-In, First-Out (FIFO) cost
  Finished goods			                        $ 207.5     	    $ 204.2
  Work in process		                           45.2             39.4
  Raw materials 		                           145.4            147.7
					                                      -------    	     -------
        				                                 398.1            391.3
Excess of FIFO cost over LIFO cost            12.0             11.7
				                                       -------    	     -------
    				                                   $ 386.1          $ 379.6
				    	                                  =======    	     =======

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                    				  March 31,      December 31,
				    	                                   1997        	    1996
					                                     ---------      ------------
Property, plant and equipment, at cost    $1,071.4         $1,015.1
Less accumulated depreciation                453.6            432.2
	                                  				   --------	        --------
				                                      $  617.8         $  582.9
                                  					   ========	        ========

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                  (Unaudited)

4.  CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      		AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
--------------------------------
The Company's total capitalization at March 31, 1997 and December 31, 1996 is shown in the table below. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

                                       						  March 31,    December 31,
(Dollar amounts in millions)               		    1997           1996
					                                       	 ----------    ------------
Long-term debt outstanding:
  Scheduled maturities  			                    $  332.6       $  332.4
  Revolving credit/commercial paper           	   129.7           56.1
						                                         --------	      --------
     Total long-term debt        		               462.3          388.5
Deferred income taxes and other liabilities        93.1     	     90.5
Shareholders' equity    			                       981.0     	    941.1
			                                      			   --------    	  --------
     Total capitalization    	             		  $1,536.4       $1,420.1
						                                         ========    	  ========
Unused committed credit                   			  $  215.0       $  215.0

The Company's internal investments to modernize and expand manufacturing capacity were $25.2 million in the first quarter of 1997. The Company also invested $75.3 million in cash (net of cash acquired) and issued 79,895 shares of common stock to make several acquisitions. Cash provided by operating activities provided slightly more than one-half of the funds required for these investments. Increased borrowing under the Company's commercial paper program initially provided the balance. In April 1997, the Company issued $100 million in medium-term notes. The notes have average lives of 6.25 years and fixed interest rates averaging 7.24%. Proceeds from the notes were used to repay commercial paper outstanding.

Working capital at March 31, 1997 was $512.3 million, up from $470.5 million at year-end. Total current assets increased $72.5 million, due primarily to increases in accounts and notes receivable attributable to higher sales than the fourth quarter of 1996. Total current liabilities increased $30.7 million, due primarily to increases in accounts payable and accrued income taxes.

The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. In addition, the Company has the availability of short-term uncommitted credit from several banks. There was no short-term bank debt outstanding at quarter-end, or at year-end.

Results of Operations
----------------------
The Company's continuing growth resulted in record sales of $673.2 million in the first quarter of 1997. Earnings per share for the quarter were a record $.51 per share. Compared with the first quarter of 1996, earnings per share increased 21% on a 14% increase in sales.

Sales growth reflected ongoing benefits from acquisitions and improved performance in many existing operations. Acquisitions continued to account for more of the Company's sales growth than other factors. The balance of the sales growth primarily reflected increases in unit volumes, as the Company was able to refrain from raising prices on most products.

Earnings per share grew faster than sales, reflecting year-to-year improvement in profit margins. The following table shows various measures of earnings as a percentage of sales in the first quarters of the last two years. It also shows the effective income tax rates and the coverage of interest expense by pre-tax earnings plus interest.

                        					     Quarter Ended
					                               March 31,
					                             1997      1996
					                            ------    ------
Gross profit margin 			           25.3%     24.5%
Pre-tax profit margin      		     11.6      10.4
Net profit margin          		      7.2       6.4
Effective income tax rate       	 38.0      38.6
Interest coverage ratio 		        11.8x      8.9x

The net profit margin of 7.2% in this year's first quarter compares favorably with 1996 margins of 6.4% in the first quarter and 6.9% for the full year (excluding non-recurring costs). The sustained improvement in the net profit margin was primarily due to enhanced operating efficiencies. Most of this improvement is reflected in the increase in the gross profit margin for the quarter. Reduced interest expense, other expenses (net of other income), and a modestly lower effective income tax rate also contributed to the increase in the net margin.

Consistent cash flow, a prudent capital policy and long-term growth have allowed the Company to sustain a 26-year record of increasing dividends. In March 1997, shareholders received first quarter dividends at a new quarterly rate of $.13 per share. This dividend was 8% higher than the previous quarterly rate and 18% above the dividend for the first quarter of 1996.

Statements of Financial Accounting Standards Not Yet Adopted
-------------------------------------------------------------
Statement of Financial Accounting Standards No. 128, which will be effective for the fourth quarter of 1997, establishes new standards for reporting earnings per share. The new standard requires dual presentation of basic (no dilution) and diluted (assuming full dilution) earnings per share. The earnings per share under the new standard will not be significantly different than what is currently being reported.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

During the first quarter of 1997 the Company issued 79,895 shares of its common stock in a transaction which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. These securities were issued in connection with the acquisition of Die Cast Products, Inc. on March 27, 1997. The shares were issued to the shareholders of that company.

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

                                        LEGGETT & PLATT, INCORPORATED





DATE: May 6, 1997                  By:  /s/ HARRY M. CORNELL, JR.
                                   					-------------------------
                                        Harry M. Cornell, Jr.
                                        Chairman of the Board
                                        and Chief Executive Officer





DATE: May 6, 1997                  By:  /s/ MICHAEL A. GLAUBER
                                   					------------------------
                                        Michael A. Glauber
                                        Senior Vice President,
                                        Finance and Administration

                         EXHIBIT INDEX


Exhibit                                                          Page
-------                                                 								------
  11    Computations of Earnings Per Share                        12

  27    Financial Data Schedule                                   13