Form 10-Q
period 1997-06-30
LEGGETT & PLATT INC
filed 1997-08-07
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997
                                       	   -------------
                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from           to
                                       --------	     --------

             For Quarter Ended        Commission File Number
               June 30, 1997                   1-7845
             -----------------        ----------------------

                      LEGGETT & PLATT, INCORPORATED
                     -------------------------------
         (Exact name of registrant as specified in its charter)


              Missouri                             44-0324630
   -------------------------------    ------------------------------------
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


         No. 1 Leggett Road
         Carthage, Missouri                           64836
 ----------------------------------------           ----------
 (Address of principal executive offices)           (Zip Code)


 Registrant's telephone number, including area code   (417) 358-8131
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

 Yes  X     No
     ---       ---
 Common stock outstanding as of July 25, 1997:   95,622,954

                     PART I.  FINANCIAL INFORMATION
             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                      ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

(Amounts in millions)

                               					              June 30,     December 31,
						                                              1997           1996
                                         						  ---------	    ------------
CURRENT ASSETS
  Cash and cash equivalents  			                 $     7.2      $      3.7
  Accounts and notes receivable        		            443.6           343.9
  Allowance for doubtful accounts      		            (11.0)           (8.6)
  Inventories   				                                 386.1           379.6
  Other current assets  			                           46.9            44.7
                                         						   --------	       --------
    Total current assets        		                   872.8           763.3

PROPERTY, PLANT & EQUIPMENT, NET       		            632.1           582.9

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $32.9 in 1997
   and $28.4 in 1996    			                          356.1           290.3
  Other intangibles, less accumulated
   amortization of $31.6 in 1997
   and $30.3 in 1996    			                           31.6            30.2
  Sundry					                                         45.7            46.2
                                            			   --------	       --------
    Total other assets  			                          433.4           366.7
						                                            --------        --------
TOTAL ASSETS  		                            			  $ 1,938.3       $ 1,712.9
		                                         				   ========        ========
CURRENT LIABILITIES
  Accounts and notes payable 			                 $   124.7       $   110.3
  Accrued expenses      			                          153.5           140.1
  Other current liabilities     		                    41.3            42.4
                                          					   --------        --------
    Total current liabilities         		             319.5           292.8

LONG-TERM DEBT          			                          458.7           388.5

OTHER LIABILITIES                           			       36.5            36.0

DEFERRED INCOME TAXES   			                           60.0            54.5

SHAREHOLDERS' EQUITY
  Common stock          			                             .9              .9
  Additional contributed capital      		             288.3           240.2
  Retained earnings          			                     781.6           704.4
  Cumulative translation adjustment     	             (6.3)           (4.2)
  Treasury stock        			                            (.9)            (.2)
                        	                    		   --------	       --------
    Total shareholders' equity               		    1,063.6           941.1
                                         						   --------	       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 1,938.3       $ 1,712.9
                                         						   ========	       ========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

(Amounts in millions, except per share data)

                           		 		        Six Months Ended    Three Months Ended
				                                         June 30,            June 30,
				                                   ------------------   ------------------
                     			                 1997      1996        1997     1996
                                       --------  --------    -------  -------
Net sales     			                      $1,394.4  $1,211.2    $ 721.2  $ 620.0
Cost of goods sold  	                 		1,040.8     909.0      537.7    462.4
                                   					-------	  -------     ------   ------
  Gross profit          		                353.6     302.2      183.5    157.6

Selling, distribution and
  administrative expenses             		  170.3     147.7       87.9     75.9

Interest expense                      		   15.3      15.9        8.2      8.0

Merger expense          	              	    -        26.6        -       26.6

Other deductions (income), net              6.0       6.8        3.5      3.3
                                   					-------	  -------     ------   ------
  Earnings before income taxes
    and extraordinary item      	         162.0     105.2       83.9     43.8

Income taxes       		                      61.6      40.9       31.9     17.2
                                   					-------	  -------     ------   ------
  Net earnings before
    extraordinary item       		           100.4      64.3       52.0     26.6

Extraordinary item  	                  	    -        12.5        -       12.5
                                   					-------	  -------     ------   ------
  NET EARNINGS         		              $  100.4  $   51.8    $  52.0  $  14.1
                                        =======   =======     ======   ======
Earnings Per Share (Exhibit 11)
  Net earnings before
    extraordinary item  	              $   1.06  $    .71    $   .55  $   .29
  Net earnings  		                     $   1.06  $    .57    $   .55  $   .15

Cash Dividends Declared Per Share      $    .26  $    .22    $   .13  $   .11

Average Common and Common
  Equivalent Shares Outstanding            94.9      90.7       95.2     91.3

See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Amounts in millions)

                                      	   					        Six Months Ended
					                                                      June 30,
                                      						          ------------------
                               					                    1997      1996
                                      						          --------	 --------
OPERATING ACTIVITIES
  Net Earnings                             				       $ 100.4   $  51.8
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation        			                            43.4      36.2
      Amortization      			                               7.9       7.9
      Merger expense (non-cash portion)         	         -        24.3
      Extraordinary item (non-cash portion)           	   -         4.0
      Other     		                                  			   3.9       3.0
      Other changes, net of effects from
        purchases of companies
          Increase in accounts receivable, net          (73.1)    (67.7)
          Decrease in inventories      			               14.5       7.2
          Increase in other current assets               (2.0)      (.4)
          Increase in current liabilities	            	  27.7       7.5
                                                							------	   ------
          NET CASH PROVIDED BY OPERATING ACTIVITIES     122.7      73.8

INVESTING ACTIVITIES
  Additions to property, plant and equipment            (50.5)    (50.3)
  Purchases of companies, net of cash acquired          (86.2)    (76.2)
  Other 						                                            1.6       (.1)
                                                   				------	   ------
          NET CASH USED FOR INVESTING ACTIVITIES       (135.1)   (126.6)

FINANCING ACTIVITIES
  Additions to debt					                                 177.7	   257.3
  Payments on debt    				                              (125.0)  (182.6)
  Dividends paid              			                        (34.8)   (19.2)
  Sales of common stock                             				   2.4      3.8
  Purchases of common stock                          			  (3.6)    (9.9)
  Other      			                                     			   (.8)      -
				                                                 			------	  ------
          NET CASH PROVIDED BY FINANCING ACTIVITIES       15.9     49.4
                                                    				------	  ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           3.5     (3.4)

CASH AND CASH EQUIVALENTS - January 1,                     3.7      8.2
                        	                              	------	  ------
CASH AND CASH EQUIVALENTS - June 30,                   $   7.2  $   4.8
                                                    				======	  ======

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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                  					         June 30,    December 31,
                                         		 			   1997          1996
					                                         	----------   ------------
At First-In, First-Out (FIFO) cost
  Finished goods                          				 $  210.1      $  204.2
  Work in process       			                        46.0          39.4
  Raw materials                            			    145.3         147.7
				                                         	   ------	       ------
					                                             401.4         391.3
Excess of FIFO cost over LIFO cost       	         15.3          11.7
			                                        			   ------	       ------
                                        						 $  386.1      $  379.6
                                                 ======	       ======

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                   				        June 30,    December 31,
					                                            1997          1996
                                        						----------   ------------
Property, plant and equipment, at cost	       $ 1,103.0     $ 1,015.1
Less accumulated depreciation                     470.9         432.2
					                                        	  -------       -------
                                 					        $   632.1     $   582.9
			                                             =======      	=======

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

In connection with an acquisition, one of the Company's subsidiaries is involved in an unfair labor complaint filed by the National Labor Relations Board. An administrative decision has been rendered against the subsidiary, which decision was recently upheld by the appellate court. The Company is currently considering additional legal and other actions to resolve this matter.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
--------------------------------

The Company's total capitalization at June 30, 1997 and December 31, 1996 is shown in the table below. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

                                         						     June 30,   December 31,
                                         						       1997         1996
                                         						    ---------	  ------------
   (Dollar amounts in millions)
    Long-term debt outstanding:
      Scheduled maturities			                     $   431.9     $   332.4
      Revolving credit/commercial paper                26.8          56.1
                                         					      -------	      -------
         Total long-term debt			                      458.7         388.5

    Deferred income taxes and other liabilities        96.5          90.5

    Shareholders' equity                   			      1,063.6         941.1
                                        						      -------	      -------
         Total capitalization		                   $ 1,618.8     $ 1,420.1
                                        						      =======	      =======
    Unused committed credit		                	    $   215.0	    $   215.0
                                           		       =======	      =======

The Company's internal investments to modernize and expand manufacturing capacity were $50.5 million in the first six months of 1997. The Company also invested $86.2 million in cash (net of cash acquired) and issued 1.1 million shares of common stock to make several acquisitions. Cash provided by operating activities provided a majority of the funds required for these investments. Increased borrowing under the Company's commercial paper program initially provided the balance. In April 1997, the Company issued $100 million in medium-term notes. These notes have average lives of 6.25 years and fixed interest rates averaging 7.24%. Proceeds from the notes were used to repay commercial paper outstanding.

Working capital at June 30, 1997 was $553.3 million, up from $470.5 million at year-end. Total current assets increased $109.5 million, due primarily to increases in accounts and notes receivable attributable to increased sales. Total current liabilities increased $26.7 million, due primarily to increases in accounts payable and accrued expenses.

The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. In addition, the Company has the availability of short-term uncommitted credit from several banks. However, there was no short-term bank debt outstanding at mid-year, or at year-end.

Results of Operations
----------------------

The Company had record sales of $1.39 billion in the first six months of 1997. Sales for the second quarter increased to an all-time quarterly high of $721.2 million. Compared with the same periods in 1996, sales increased 15% in the first six months and 16% in the second quarter.

Earnings per share increased to records of $1.06 in the first six months and $.55 in the second quarter of 1997. Compared to 1996 results before non-recurring costs, earnings per share were up 19% in the first six months and 17% in the second quarter. The non-recurring costs totaled $.32 per share, consisting of $.18 per share in merger related costs for the Company's May 1996 acquisition of Pace Holdings, Inc. (Pace), and $.14 per share in an extraordinary item for the mid-year refinancing of Pace debt. Earnings per share including the non-recurring costs were $.57 in the first six months and $.15 in the second quarter of 1996.

Increased 1997 sales reflected ongoing benefits from acquisitions and improved performance in existing operations. Acquisitions accounted for more of the Company's sales growth than other factors. The balance of the sales growth primarily reflected increases in unit volumes in many operations.

Earnings per share continued to grow faster than sales, reflecting year-to-year improvements in profit margins. The following table shows various measures of earnings as a percentage of sales for the first six months and the second quarter of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest in each respective period.

                                   					  Six Months Ended   Quarter Ended
				                                          June 30,          June 30,
					                                      1997      1996    1997     1996
                                          ------    ------  ------   ------
Gross profit margin		                      25.4%     25.0%   25.4%    25.4%

Pre-tax profit margin-reported		           11.6       8.7    11.6      7.1
Impact of non-recurring costs  		            --       2.2      --      4.3
		                                   			  -----	    -----   -----    -----
  Excluding non-recurring costs 	          11.6      10.9    11.6     11.4

Net profit margin-reported		                7.2       4.3     7.2      2.3
Impact of non-recurring costs  		            --       2.4      --      4.6
                                    				  -----	    -----   -----    -----
  Excluding non-recurring costs		           7.2       6.7     7.2      6.9

Effective income tax rate		                38.0      38.9    38.0     39.3

Interest coverage ratio 		                 11.6x      7.6x   11.2x     6.5x

As shown above, gross and pre-tax profit margins were at the same levels in the first six months and the second quarter of 1997. The effective income tax rate also was identical in both of these periods, resulting in net profit margins of 7.2%. These margins compare favorably with the same periods of last year, including and excluding the impact of non-recurring 1996 costs.

Excluding the non-recurring costs, the net profit margin increased from 6.7% in the first six months of 1996. Most of the increase to 7.2% was due to an improvement in the gross profit margin, as many operations continued to improve production efficiencies. Reduced interest expense and a modestly lower effective income tax rate also contributed to the year-to-date increase in the net profit margin.

In the second quarter of 1996, the net profit margin was 6.9%, excluding the impact of non-recurring costs. The increase to 7.2% reflected a slight improvement in the operating expense ratio, little change in interest expense, and a lower effective income tax rate. The gross profit margin for the quarter was at the same level in both of the last two years.

Consistent cash flow, a prudent capital policy and long-term growth have allowed the Company to sustain a 26-year record of increasing dividends. In March and June of 1997, shareholders received quarterly dividends of $.13 per share. These dividends were 8% higher than the previous quarterly rate and 18% above the dividends for the first two quarters of 1996.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

During the second quarter of 1997 the Company issued 1,021,681 shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. These securities were issued in connection with the acquisition of three businesses. On April 18, 1997, 334,758 shares were issued to acquire Porter International, Inc. On May 9, 1997, 231,720 shares were issued to acquire Tarrant Interiors, Inc. On June 11, 1997, 455,203 shares were issued to acquire Iredell Fiber, Inc. The shares were issued to the shareholders of those companies.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 14, 1997.   Matters
voted upon were (1) election of directors, (2) amendment of the Company's Director Stock Option Plan, (3) amendment and restatement of the Company's 1989 Flexible Stock Plan, and (4) ratification of Price Waterhouse as the Company's independent auditors.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1.  Election of Directors

           DIRECTOR                         FOR              WITHHELD

     Raymond F. Bentele                 78,160,993            853,069
     Harry M. Cornell, Jr.              78,171,935            842,127
     Robert Ted Enloe, III              78,151,505            862,557
     Richard T. Fisher                  78,168,656            845,406
     Bob L. Gaddy                       78,197,675            816,387
     David S. Haffner                   78,163,227            850,835
     Thomas A Hays                      78,200,881            813,181
     Robert A. Jefferies, Jr.           78,164,995            849,067
     Alexander M. Levine                78,212,507            801,555
     Richard L. Pearsall                78,197,905            816,157
     Duane W. Potter                    78,160,789            853,273
     Maurice E. Purnell, Jr.            78,163,604            850,458
     Felix E. Wright                    78,162,499            851,563


2.  Amendment of the Company's Director Stock Option Plan

        FOR                      AGAINST                     ABSTAIN

     66,225,637                 12,364,079                   424,346


3.  Amendment and restatement of the Company's 1989 Flexible Stock Plan

        FOR                      AGAINST                     ABSTAIN

     63,040,715                 15,565,603                   407,744


4.  Ratification of Independent Auditors

        FOR                      AGAINST                     ABSTAIN

     78,777,243                     47,805                   189,014


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

                                        LEGGETT & PLATT, INCORPORATED





DATE: August 4, 1997                    By:  /s/ HARRY M. CORNELL, JR.
	                                   				     --------------------------
                                             Harry M. Cornell, Jr.
                                             Chairman of the Board
                                             and Chief Executive Officer





DATE: August 4, 1997                    By:  /s/ MICHAEL A. GLAUBER
                                   					     -----------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                             EXHIBIT INDEX


Exhibit                                                          Page
-------							                                                 	 ----
  11    Computations of Earnings Per Share                        12

  27    Financial Data Schedule                                   13