Form 10-Q
period 1997-09-30
LEGGETT & PLATT INC
filed 1997-11-12
CIK 58492

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997
                                            ------------------
                                     OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from         to
                                      	     -------    -------

               For Quarter Ended        Commission File Number
              September 30, 1997                 1-7845
       	      ------------------	       ----------------------

                       LEGGETT & PLATT, INCORPORATED
              		       -----------------------------
          (Exact name of registrant as specified in its charter)


            Missouri                              44-0324630
  -------------------------------     ------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)


          No. 1 Leggett Road
          Carthage, Missouri                           64836
  ----------------------------------------	          ----------
  (Address of principal executive offices)           (Zip Code)


  Registrant's telephone number, including area code   (417) 358-8131
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

  Yes  X     No
      ---       ---

  Common stock outstanding as of October 31, 1997:   96,044,122

                       PART I.  FINANCIAL INFORMATION
               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                        ITEM 1.  FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)

(Amounts in millions)

                          		                   September 30,    December 31,
	    			                                    		     1997	            1996
				                                        		 ------------	    -----------
CURRENT ASSETS
  Cash and cash equivalents 			                  $     9.5       $     3.7
  Accounts and notes receivable      		              474.3           343.9
  Allowance for doubtful accounts       	            (12.4)           (8.6)
  Inventories         				                           417.5           379.6
  Other current assets  			                           53.6            44.7
                                        						    ---------	      ---------
    Total current assets        		                   942.5           763.3

PROPERTY, PLANT & EQUIPMENT, NET        	            674.8           582.9

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $35.4 in 1997
   and $28.4 in 1996      			                        387.6           290.3
  Other intangibles, less accumulated
   amortization of $33.6 in 1997
   and $30.3 in 1996     			                          33.6            30.2
  Sundry					                                         46.3            46.2
                 	                         			    ---------	      ---------
    Total other assets          	            	       467.5           366.7
						                                            ---------	      ---------
TOTAL ASSETS    				                             $ 2,084.8       $ 1,712.9
                                        						    =========	      =========

CURRENT LIABILITIES
  Accounts and notes payable    		               $   142.0       $   110.3
  Accrued expenses      			                          178.9           140.1
  Other current liabilities     		                    57.6            42.4
						                                            ---------	      ---------
    Total current liabilities   		                   378.5           292.8

LONG-TERM DEBT        				                           487.0           388.5

OTHER LIABILITIES       			                           37.2            36.0

DEFERRED INCOME TAXES   			                           61.5            54.5

SHAREHOLDERS' EQUITY
  Common stock       			                            		 1.0   		         .9
  Additional contributed capital        	            294.7           240.2
  Retained earnings     			                          829.0           704.4
  Cumulative translation adjustment     	             (4.0)           (4.2)
  Treasury stock        			                            (.1)            (.2)
                 		                         		    ---------	      ---------
    Total shareholders' equity 			                 1,120.6           941.1
						                                            ---------	      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  	    $ 2,084.8       $ 1,712.9
						                                            =========	      =========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                               (Unaudited)

(Amounts in millions, except per share data)

                        		            Nine Months Ended     Three Months Ended
           			                          September 30,          September 30,
                              				    -----------------     ------------------
             			                       1997      1996         1997     1996
				                                  ------    ------	      ------   ------
Net sales  			                       $2,141.4  $1,839.8     $ 747.0  $ 628.6

Cost of goods sold                    1,599.3   1,380.3       558.5    471.3
                             				     -------   -------      ------   ------
  Gross profit        		                542.1     459.5       188.5    157.3

Selling, distribution and
  administrative expenses               262.1     222.6        91.8     74.9

Interest expense    		                   23.3      22.9         8.0      7.0

Merger expense                        			 -        26.6         -        -

Other deductions (income), net           10.8      10.3         4.8      3.5
                              				    -------   -------	     ------   ------
  Earnings before income taxes
    and extraordinary item              245.9     177.1        83.9     71.9

Income taxes               	             92.7      68.8        31.1     27.9
                             				     -------   -------      ------   ------
  Net earnings before
    extraordinary item                  153.2     108.3        52.8     44.0

Extraordinary item       	              	 -        12.5         -        -
                              			     -------   -------      ------   ------
  NET EARNINGS   		                  $  153.2  $   95.8     $  52.8  $  44.0
                                      =======   =======      ======   ======

Earnings Per Share (Exhibit 11)

  Net earnings before
    extraordinary item          	    $   1.60  $   1.19     $   .54  $   .48

  Net earnings   		                  $   1.60  $   1.05     $   .54  $   .48

Cash Dividends Declared Per Share    $    .40  $    .34     $   .14  $   .12

Average Common and Common
  Equivalent Shares Outstanding          96.0      91.1        98.1     92.0

See accompanying notes to consolidated condensed financial statements.

               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Amounts in millions)

                         				                              Nine Months Ended
        					                                           	    September 30,
							                                                    -----------------
        						                                              1997       1996
					                                               	   	  ------     ------
OPERATING ACTIVITIES
  Net Earnings  				                                      $ 153.2    $  95.8
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation         			                          	    64.5       55.3
      Amortization                                   				    12.0       12.3
      Merger expense (non-cash portion)                 	     -         24.4
      Extraordinary item (non-cash portion)     	             -          4.0
      Other     					                                         2.7        1.4
      Other changes, net of effects from
        purchases of companies
          Increase in accounts receivable, net              (88.8)     (63.1)
          Decrease in inventories       	                     1.6        2.3
          Increase in other current assets      	            (5.5)      (2.7)
          Increase in current liabilities       	            70.3       32.4
                                                					   		  ------     ------
            NET CASH PROVIDED BY OPERATING ACTIVITIES       210.0      162.1

INVESTING ACTIVITIES
  Additions to property, plant and equipment                (86.7)     (72.8)
  Purchases of companies, net of cash acquired             (149.1)     (88.9)
  Other 						                                                4.6        (.8)
                                                  					     ------     ------
            NET CASH USED FOR INVESTING ACTIVITIES         (231.2)    (162.5)

FINANCING ACTIVITIES
  Additions to debt                                 					   208.6      287.6
  Payments on debt      	                             			  (134.7)    (254.8)
  Dividends paid     					                                  (48.6)     (30.0)
  Sales of common stock  			                            	     5.5        4.4
  Purchases of common stock     			                          (5.4)      (9.9)
  Other 						                                                1.6        (.5)
							                                                     ------     ------
            NET CASH PROVIDED BY (USED FOR)
              FINANCING ACTIVITIES      		                   27.0       (3.2)
                 				                                       ------     ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              5.8       (3.6)

CASH AND CASH EQUIVALENTS - January 1,           	      	     3.7        8.2
                 			                                    		  ------     ------
CASH AND CASH EQUIVALENTS - September 30,                 $   9.5    $   4.6
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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                             				             September 30,    December 31,
				                                              1997            1996
                                     				     ------------     -----------
At First-In, First-Out (FIFO) cost
  Finished goods  			                            $ 209.3         $ 204.2
  Work in process       			                         53.3            39.4
  Raw materials         		                     	   170.2           147.7
				                                          		  ------	         ------
				                                               432.8           391.3
Excess of FIFO cost over LIFO cost                  15.3            11.7
                                          						  ------  	       ------
   					                                         $ 417.5         $ 379.6
                                           					  ======	         ======

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                    					    September 30,    December 31,
                                            				 1997            1996
                                    					    ------------     -----------
Property, plant and equipment, at cost         $ 1,172.6       $ 1,015.1
Less accumulated depreciation         		           497.8           432.2
                                        		  				--------	       --------
                                   					       $   674.8       $   582.9
                                          						========	       ========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
-------------------------------
The Company's total capitalization at September 30, 1997 and December 31, 1996 is shown in the table below. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

                                   					       September 30,   December 31,
				    	                                          1997           1996
                                   					       ------------    -----------
(Dollar amounts in millions)

Long-term debt outstanding:
  Scheduled maturities  		                       $   429.1      $   332.4
  Revolving credit/commercial paper   	    	          57.9           56.1
                                           					  --------	      --------
      Total long-term debt  			                      487.0          388.5

Deferred income taxes and other liabilities	          98.7           90.5

Shareholders' equity  		                        	  1,120.6          941.1
                                          					 	 --------      	--------
      Total capitalization		                     $ 1,706.3      $ 1,420.1
                                           						 ========      	========
Unused committed credit			                      	$   240.0      $   215.0
                                           						 ========	      ========

The Company's internal investments to modernize and expand manufacturing capacity were $86.7 million in the first nine months of 1997. The Company also invested $149.1 million in cash (net of cash acquired) and issued 2.9 million shares of common stock to make 24 acquisitions. Cash provided by operating activities provided a majority of the funds required for these investments. Increased borrowing under the Company's commercial paper program initially provided the balance. In April 1997, the Company issued $100 million in medium-term notes. These notes have average lives of 6.25 years and fixed interest rates averaging 7.24%. Proceeds from the notes were used to repay commercial paper outstanding.

Working capital at September 30, 1997 was $564.0 million, up from $470.5 million at year-end. Total current assets increased $179.2 million, due primarily to increases in accounts receivable and inventories attributable to increased sales. Total current liabilities increased $85.7 million, due primarily to increases in accounts payable and accrued expenses.

During this year's third quarter, the Company increased the amount of committed credit available through revolving bank credit agreements to $240.0 million, up from the previous $215.0 million. The Company also has the availability of short-term uncommitted credit from several banks. However, there was no short-term bank debt outstanding at quarter-end, or at year-end. Given this strong financial position and the continuing strong coverage of interest expense, the Company has substantial capital resources and flexibility to provide for projected internal cash needs and additional acquisitions consistent with management's goals and objectives.

Results of Operations
---------------------
The Company's results of operations for the first nine months of 1997 increased to record levels. Sales were $2.14 billion (up 16%), net earnings were $153.2 million (up 23%), and earnings per share were $1.60 (up 17%) all compared with the first nine months of 1996. This year's earnings are compared with 1996 results before non-recurring costs. The non-recurring costs, as reported last year, totaled $28.9 million after-tax, or $.32 per share. They consisted of $16.4 million, or $.18 per share, in merger related costs for the Company's May 1996 acquisition of Pace Holdings, Inc., and $12.5 million, or $.14 per share in an extraordinary item for the mid-year refinancing of Pace debt. Including the non-recurring costs, net earnings in the first nine months of 1996 were $95.8 million, or $1.05 per share.

The Company's results of operations in the third quarter of 1997 increased to record levels for the quarter. Sales were $747.0 million (up 19%), net earnings were $52.8 million (up 20%), and earnings per share were $.54 (up 13%) all compared to the third quarter of 1996. Additional year-to-year comparisons show that pre-tax earnings for the quarter increased 17%.
However, the Company's previously announced acquisition of Cambridge Tool & Mfg. Co. this past July resulted in pre-tax merger costs of $2.4 million being charged to the quarter. Absent this charge, pre-tax earnings increased 20%, net earnings increased 23% and earnings per share increased 15%.

The Company's 1997 sales growth reflected ongoing benefits from acquisitions and improved performance in existing operations. Acquisitions accounted for more of the sales growth than other factors. The balance of the sales growth primarily reflected increased unit volumes.

Net earnings increased faster than sales, reflecting an improvement in 1997 net profit margins. The following table shows various measures of earnings as a percentage of sales for the first nine months and the third quarter of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest in each respective period.

                             				         Nine Months Ended      Quarter Ended
		                                           September 30,        September 30,
                                    					  1997       1996       1997     1996
                                    					 ------     ------     ------   ------
     Gross profit margin                   25.3%      25.0%     	25.2%	   25.0%

     Pre-tax profit margin-reported	       11.5	       9.6	      11.2	    11.4
     Impact of non-recurring costs	          --	       1.5	        --	      --
                                    					 ------	    ------     ------   ------
       Excluding non-recurring costs	      11.5	      11.1	      11.2	    11.4

     Net profit margin-reported		           7.2        5.2        7.1	     7.0
     Impact of non-recurring costs	          --	       1.6	        --	      --
                                    					 ------	    ------     ------	  ------
       Excluding non-recurring costs	       7.2	       6.8	       7.1	     7.0

     Effective income tax rate		           37.7	      38.8	      37.1   	 38.8

     Interest coverage ratio		             11.6x	      8.7x      11.5x  	 11.3x


As shown above, the net profit margin for the first nine months of 1997 was 7.2%. In 1996, the net profit margin for the same period was 6.8%, excluding the impact of non-recurring costs. Most of this improvement was due to an increase in the gross profit margin, reflecting the benefits from acquisitions and enhanced efficiencies in many existing operations. The 1997 net margin also benefited from little year-to-year change in interest expense and other deductions, net of other income, plus a slightly lower effective income tax rate.

In this year's third quarter, the net profit margin was 7.1%, up slightly from 7.0% in the third quarter of 1996. This improvement resulted from the lower effective income tax rate in 1997. The year-to-year improvement in the gross profit margin for the quarter was more than offset by a somewhat higher operating expense ratio. Thus, the pre-tax profit margin for the quarter was 11.2% in 1997, including the previously noted charge for the merger costs this past July. Absent this charge, the pre-tax margin was 11.6%. In 1996, the third quarter pre-tax margin was 11.4%.

Compared to the prior year, earnings per share grew at a lower rate than net earnings for the quarter and nine months ended September 30, 1997 due to a greater number of weighted average shares outstanding. The increase in shares outstanding is primarily a result of shares issued in the Company's acquisition program.

Consistent cash flow, a prudent capital policy and long-term profitable growth have allowed the Company to sustain a 26-year record of increasing dividends. In August 1997, the quarterly dividend was increased to $.14 per share. This action marked the second dividend increase in 1997. In the first two quarters, the rate was $.13 per share. The current quarterly dividend is 8% higher than the previous rate and 17% above the dividends declared in the third and fourth quarters of 1996.

Statements of Financial Accounting Standards Not Yet Adopted
------------------------------------------------------------
Statement of Financial Accounting Standards No. 128, which will be effective for the fourth quarter of 1997, establishes new standards for reporting earnings per share. The new standard requires dual presentation of basic (no dilution) and diluted (assuming full dilution) earnings per share. The earnings per share under the new standard will not be significantly different than what is currently being reported.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

During the third quarter of 1997 the Company issued 1,797,227 shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. These securities were issued in connection with the acquisition of two businesses. On July 9, 1997, 8,642 shares were issued pursuant to Section 4(2) to acquire Family Frames, Inc. from its sole shareholder. On July 15, 1997, 1,788,585 shares were issued pursuant to
Section 4(2) and Regulation D to acquire Cambridge Tool and Manufacturing Co., Inc. from its shareholders.

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

                                        LEGGETT & PLATT, INCORPORATED





DATE: November 10, 1997                 By:  /s/ HARRY M. CORNELL, JR.
                                   					    --------------------------
                                            Harry M. Cornell, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer





DATE: November 10, 1997                 By:  /s/ MICHAEL A. GLAUBER
                                    					    ------------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

	                         EXHIBIT INDEX


Exhibit                                                             Page
-------								                                                     ----
  11    Computations of Earnings Per Share                           13

  27    Financial Data Schedule                                      14