Form 10-K405
period 1997-12-31
LEGGETT & PLATT INC
filed 1998-03-30
CIK 58492

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

                  For the fiscal year ended December 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from  to

                         COMMISSION FILE NUMBER 1-7845

                         LEGGETT & PLATT, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MISSOURI                              44-0324630
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

          NO. 1 LEGGETT ROAD                            64836
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $4,184,896,482.

  There were 97,977,739 shares of the Registrant's common stock outstanding as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 1998, are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  General Development of Business. In 1997 and the first ten weeks of 1998 the Company acquired 39 businesses with aggregate annualized sales of approximately $560 million. Twenty-eight of the acquired operations produce furnishings, components, commercial fixtures or related furnishings products. Annualized sales of these operations total approximately $400 million. Also acquired were three aluminum die casting companies with aggregate annualized sales of approximately $80 million and eight businesses producing other materials used by the Company to manufacture its products or which utilize specialized product or manufacturing technologies with aggregate annualized sales of approximately $80 million.

  Reference is also made to Note B of the Notes to Consolidated Financial Statements for further information about the Company's acquisitions in 1997.

  Products, Customers and Markets. The Company's products include a broad line of components used by manufacturers to make finished products, finished furnishings such as commercial fixtures and displays and a number of different products outside the furnishings industry. Examples of furnishings components manufactured by the Company include (i) innerspring and boxspring units for mattresses and boxsprings; (ii) foam, textile, fiber and other cushioning materials for bedding and furniture; (iii) springs and seating suspensions for chairs, sofas and other furniture; (iv) steel mechanisms and hardware for reclining chairs, sleeper sofas and other types of motion furniture; (v) chair controls, bases and columns for office furniture; (vi) aluminum die cast components for gas barbecue grills, outdoor lighting fixtures, clean room flooring and furniture, (vii) molded plastic parts and seating constructions;
(viii) non-fashion construction fabrics; and (ix) other furniture supplies.

  The Company's diverse range of components gives its furnishings manufacturer-customers access to a single source for many of their component needs. For example, a manufacturer of bedding can come to the Company for almost every component part of a mattress and boxspring, except the upholstering material. This same principle holds true for manufacturers of other furnishings such as upholstered recliner chairs, sofas and loveseats and office chairs. Because the Company has the advantage of long production runs and numerous production and assembly locations, it can generally produce component products more efficiently than its customers. Therefore, components customers can focus on the design, style and marketing of their various furnishings products, rather than the production of components.

  The Company also manufactures and sells finished furnishings. These finished products include metal and wooden shelving, point-of-purchase displays and other commercial fixtures; bed frames; daybeds; bunk beds; headboards; adjustable electric beds; fashion beds and carpet underlay.

  The Company's products are sold and distributed primarily through its own sales personnel. The Company has several thousand customers, most of which are manufacturers. The Company is not dependent upon any single customer or any few customers. A large number of the Company's furnishings customers manufacture finished bedding (mattresses and boxsprings) or upholstered and non-upholstered furniture for home, office, institutions and commercial applications. Customers for commercial furnishings include manufacturers of packaged consumer products and retailers that use the Company's products to display a wide variety of merchandise throughout their facilities and at point-of-purchase. Some of the finished furniture produced by the Company is sold to bedding and furniture manufacturers that resell the furniture under their own labels to wholesalers or retailers. Certain finished furniture, such as bed frames, fashion beds, daybeds and other select items, are also sold by the Company directly to retailers.

  Outside the furnishings industry, the Company also produces and sells a number of different products for various consumer and industrial markets. These products require manufacturing technologies similar to those used in making furnishings products. Materials which the Company produces for its own use are sold to customers outside the Company as well. Examples of these diverse products include: (i) aluminum die castings sold to manufacturers of small to mid-size gasoline engines, large and mid-range diesel engines, motorcycles, recreational boats, electric motors and telecommunications equipment; (ii) non-fashion fabrics sold to apparel manufacturers; (iii) bale-tie machinery and parts and galvanized wire and wire ties sold to customers who compact and recycle solid waste or bale cotton or synthetic fibers; (iv) seating components and systems, and other sound insulation materials sold to automotive suppliers; (v) steel wire and welded steel tubing sold to manufacturers of a wide range of industrial and consumer products; (vi) aluminum ingot sold to manufacturers of aluminum products; (vii) motion controls for manufacturing equipment; (viii) quilting machinery and materials handling equipment sold to manufacturers of consumer products; and (ix) injection molded plastic products.

  The Company's customers for these diverse products participate in a number of different specialized or niche markets for consumer and industrial products. These customers have requirements for various aluminum die castings, components for automotive seating and sound insulation, various kinds and sizes of steel wire and steel tubing, non-fashion fabrics, cushioning materials, specialized production equipment and proprietary motion controls for manufacturing machinery.

  The table below sets out further information concerning sales of each class of the Company's products:

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                               SUMMARY OF SALES

                                           YEAR ENDED DECEMBER 31
                                ----------------------------------------------
                                     1997            1996            1995
                                --------------  --------------  --------------
                                                (UNAUDITED)
                                        (DOLLAR AMOUNTS IN MILLIONS)
Furnishings products
  Bedding components........... $  746.9  25.7% $  632.5  25.7% $  558.4  24.8%
  Furniture and other
   components..................    846.6  29.1     766.7  31.1     736.4  32.6
  Finished products............    635.4  21.8     501.3  20.3     433.0  19.2
                                -------- -----  -------- -----  -------- -----
    Total furnishings products.  2,228.9  76.6   1,900.5  77.1   1,727.8  76.6
Diversified products...........    680.3  23.4     565.7  22.9     529.1  23.4
                                -------- -----  -------- -----  -------- -----
    Net sales.................. $2,909.2 100.0% $2,466.2 100.0% $2,256.9 100.0%
                                ======== =====  ======== =====  ======== =====

  Reference is also made to Note J of the Notes to Consolidated Financial Statements for further segment information.

  Foreign sales are a minor portion of the Company's business. However, foreign sales are growing and the Company is cautiously proceeding to expand in foreign locations where opportunities present themselves.

  The Company has several operations in Canada producing primarily components used by manufacturers of bedding and furniture products as well as commercial fixtures. The Company's international operations outside Canada are primarily located in Europe and Mexico and involve (i) the sale of machinery and equipment designed to manufacture the Company's innersprings, certain other spring products and bedding and other products manufactured by the Company's customers, (ii) the licensing of patents owned and presently maintained by the Company in foreign countries, (iii) aluminum die casting, and (iv) the production of seating components, wire innerspring and boxspring units.

  Reference is made to Note J of the Notes to Consolidated Financial Statements for further information concerning the Company's operations outside of the United States.

  Raw Materials. The Company uses a variety of raw materials in manufacturing its products. Some of the Company's most important raw materials include steel rod from which steel wire is drawn, coil steel, woven and nonwoven fabrics, aluminum, aluminum scrap, angle iron, sheet steel, dimension lumber, textile scrap, foam chemicals, foam scrap, and plastic. Substantially all of the Company's requirements for steel wire, an important material in many of the Company's products, are supplied by Company-owned wire drawing mills. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, slit coil steel, welded steel tubing, textile fibers, dimension lumber and aluminum ingot from scrap aluminum. Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

  Patents and Trademarks. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. Examples of the Company's more significant trademarks include SEMI-FLEX(TM), LOK-Fast(TM) and DYNA-Lock(TM) (boxspring components and foundations); Mira-Coil(R) and Lura-Flex(TM) (mattress innersprings); Nova-Bond(R) and Flexnet(TM) (insulators for mattresses); ADJUSTA-MAGIC (adjustable electric beds); Wallhugger(R) and Hi-Style(TM) (recliner chairs); SUPER SAGLESS(R) (motion and sofa sleeper mechanisms); no-sag(R) (sinuous wire); Matrex(R) (webbing seating systems); and Gribetz, Spuhl and Cyclo-Index (machinery).

  Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at several of its other facilities. The Company is unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, the Company believes the cost of research and development was approximately $10 million in 1997, $9 million in 1996 and $7 million in 1995.

  Employees. The Company has approximately 26,000 employees of whom approximately 21,000 are engaged in production. Approximately 28% of the Company's production employees are represented by labor unions. The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 1997. Management is not aware of any circumstances which are likely to result in a material work stoppage related to the negotiations of any contracts expiring during 1998.

  Competition. There are many companies offering products which compete with those manufactured and sold by the Company. The markets for the Company's products are highly competitive in all aspects. Given the diverse range of components and other products produced by the Company, the number of other companies competing with respect to any class or type of components or other products varies over the Company's product range. There are also a number of maker-users (vertically integrated manufacturers) of many of the products the Company manufactures. The primary competitive factors in the Company's business include price, product quality and customer service. To the best of the Company's knowledge, it is the largest supplier in the United States of a diverse range of components to the furnishings industry.

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

ITEM 2. PROPERTIES

  The Company's most important physical properties are its manufacturing plants. These manufacturing plants include five wire drawing mills, three welded steel tubing mills, two aluminum smelting operations and over 130 major manufacturing facilities located in over 30 states, Canada and Mexico. Other Company locations are engaged in assembly, warehousing, sales, administration or research and development. In addition, the Company has several locations in Europe and other foreign countries outside North America. Its corporate headquarters are located in Carthage, Missouri.

  Most of the Company's major manufacturing plants are owned by the Company. The Company also conducts certain operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. For additional information regarding lease obligations, reference is made to Note F of the Notes to Consolidated Financial Statements.

  Properties of the Company include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of its products. These properties are located to allow quick and efficient deliveries and necessary service to the Company's diverse customer base.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in various workers' compensation, product liability, vehicle accident, employment, intellectual property, labor practices and other claims and legal proceedings, the resolution of which management believes will not have a material adverse effect on the consolidated financial condition or results of operations of the Company in the ordinary course of business.

  The Company is party to a small number of proceedings in which a governmental authority is a party and which involve laws regulating the discharge of materials into the environment. These proceedings deal primarily with waste disposal site remediation. Management believes that potential monetary sanctions, if imposed in any or all of these proceedings, or any capital expenditures or operating expenses attributable to these proceedings, will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET DATA FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

STOCK MARKET AND OWNERSHIP DATA

  The Company's common stock is listed on The New York and Pacific Stock Exchanges with the trading symbol LEG. The table below highlights quarterly and annual stock market information for the last two years.

                                               PRICE RANGE   VOLUME OF
                                             ---------------   SHARES   DIVIDEND
                                              HIGH     LOW     TRADED   DECLARED
                                             ------- ------- ---------- --------
1997:
  Fourth Quarter............................ $44.563 $38.500  7,435,000   $.14
  Third Quarter.............................  47.750  41.750  8,129,900    .14
  Second Quarter............................  43.000  32.250  5,884,500    .13
  First Quarter.............................  37.375  31.500  7,811,300    .13
                                             ------- ------- ----------   ----
  For the Year.............................. $47.750 $31.500 29,260,700   $.54
                                             ======= ======= ==========   ====
1996:
  Fourth Quarter............................ $34.750 $29.375  5,277,400   $.12
  Third Quarter.............................  29.500  24.125  7,070,400    .12
  Second Quarter............................  29.875  22.375  6,730,300    .11
  First Quarter.............................  25.750  20.625  6,039,000    .11
                                             ------- ------- ----------   ----
  For the Year.............................. $34.750 $20.625 25,117,100   $.46
                                             ======= ======= ==========   ====

--------
Price and volume data reflect composite transactions and prices as reported daily by The Wall Street Journal.

  The Company had 12,338 shareholders of record on March 11, 1998.

  During the fourth quarter of 1997 the Company issued 59,727 shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. These securities were issued in connection with the acquisition of two businesses. On October 6, 1997, 20,681 shares were issued pursuant to Regulation D and Section 4(2) to acquire Syd-Ren Industries, Inc. from its sole shareholder. On December 11, 1997, 39,046 shares were issued pursuant to Regulation D and Section 4(2) to acquire Miller Manufacturing & Lumber Sales, Inc. from its shareholders.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                                     1997     1996     1995     1994     1993
                                   -------- -------- -------- -------- --------
                                                   (UNAUDITED)
                                     (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER
                                                   SHARE DATA)
Summary of Operations
  Net sales....................... $2,909.2 $2,466.2 $2,256.9 $2,009.1 $1,526.7
  Earnings from continuing
   operations.....................    208.3    153.0    134.3    119.5     85.6
  Basic earnings per share from
   continuing
   operations.....................     2.19     1.69     1.52     1.38     1.07
  Diluted earnings per share from
   continuing
   operations.....................     2.16     1.67     1.49     1.36     1.04
  Cash dividends declared per
   share..........................      .54      .46      .38      .31      .27
Summary of Financial Position
  Total assets.................... $2,106.3 $1,712.9 $1,478.1 $1,327.0 $1,080.1
  Long-term debt..................    466.2    388.5    380.6    364.1    306.1

  Merger related costs of $16.4 after-tax or $.18 per basic and diluted share are included in 1996 earnings from continuing operations.

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

 Total Capitalization

  The following table shows the Company's total capitalization at the end of the three most recent years. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                       (DOLLAR AMOUNTS IN
                                                           MILLIONS)
Long-term debt outstanding:
  Scheduled maturities............................ $  402.9  $  332.4  $  315.9
    Average interest rates........................      6.6%      7.7%      8.4%
    Average maturities in years...................      6.3       7.6       7.0
  Revolving credit/commercial paper...............     63.3      56.1      64.7
                                                   --------  --------  --------
      Total long-term debt........................    466.2     388.5     380.6
Deferred income taxes and other liabilities.......     93.6      90.5      75.6
Shareholders' equity..............................  1,174.0     941.1     746.8
                                                   --------  --------  --------
      Total capitalization........................ $1,733.8  $1,420.1  $1,203.0
                                                   ========  ========  ========
Unused committed credit........................... $  240.0  $  215.0  $  207.8
                                                   ========  ========  ========

  Cash provided by operating activities totaled $714.2 million during the last three years. Long-term debt outstanding was 27% of total capitalization at the end of the last two years, which compares to 32% in 1995. As shown in the table above, obligations having scheduled maturities are the base "layer" of the Company's debt capital. At the end of 1997, these obligations consisted primarily of the Company's privately placed medium-term notes and tax-exempt industrial development bonds. In April 1997, the Company issued $100 million in medium-term notes. Proceeds from the notes were used to repay commercial paper outstanding.

  In June 1996, the Company also issued $100 million in medium-term notes. Proceeds from these notes provided a majority of the funds required to redeem, at 113% of par value, all of the Pace Holdings, Inc. (Pace) publicly owned senior notes that were to mature in almost 7 years and had fixed interest rates of 10.625%. Funds required to refinance the balance of the senior notes and Pace's revolving credit initially were provided through the Company's revolving credit/commercial paper arrangements. In August 1996, the Company issued an additional $25 million in medium-term notes. Proceeds from these notes were used to repay a portion of revolving credit/commercial paper outstanding.

  In 1995, $25 million in 10-year notes were issued. Proceeds from these medium-term notes were used to repay a portion of the Company's revolving credit. The Company's senior debt ratings have been maintained at single A by Standard & Poor's and single A2 by Moody's during each of the last three years.

  The second "layer" of the Company's debt capital consists of revolving bank credit agreements and commercial paper issuances. Over the years, management has renegotiated the bank credit agreements and established a commercial paper program to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The credit under these arrangements has been a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. Pace also had $47.2 million in revolving credit outstanding at the end of 1995, which was included in the Company's total revolving credit/commercial paper outstanding. Additional details of long-term debt, including scheduled maturities, revolving credit and commercial paper are discussed in Note E of the Notes to Consolidated Financial Statements.

 Uses of Capital Resources

  The Company's internal investments to modernize and expand manufacturing capacity totaled $322.4 million in the last three years. In 1998, management anticipates internal investments will approximate $135 million. During the last three years, the Company employed $289.9 million in cash (net of cash acquired) and issued 11.8 million shares of common stock in acquisitions, including 5.1 million shares to acquire Pace. During 1997, thirty businesses were acquired for $171.6 million in cash (net of cash acquired) and 3.0 million shares of common stock. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. Company purchases of its common stock totaled $5.7 million in 1997, $10.1 million in 1996, and $24.5 million in 1995. These purchases were made primarily for employee stock plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. Cash dividends on the Company's common stock in the last three years totaled $110.2 million.

  Future commitments under lease obligations are described in Note F and contingencies are discussed in Note K of the Notes to Consolidated Financial Statements.

  The Company has substantial capital resources to support projected internal cash needs and additional acquisitions consistent with management's goals and objectives. In addition, the Company has the availability of short-term uncommitted credit from several banks.

 Short-term Liquidity

  Working capital has increased $218.5 million in the last three years. To gain additional flexibility in capital management and to improve the return on shareholders' equity, the Company continuously seeks efficient use of working capital. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by the timing of the Company's acquisitions.

                                                              1997  1996  1995
                                                              ----  ----  ----
      Working capital turnover (excluding cash and cash
       equivalents).......................................... 5.6x  5.7x  6.0x
      Trade receivables turnover............................. 7.7   7.8   7.8
      Inventory turnover..................................... 5.4   5.2   5.4

 "Year 2000" Computer Issue

  Computer programs used by the Company for financial and operational purposes are being revised to be "Year 2000" compliant. The "Year 2000" issue refers to older computer programs that used only two digits to represent the year, rather than four digits. As a result, these older computer programs may not process information properly when using the year 2000, since that year will be indistinguishable from the year 1900. The revisions required to the Company's computer programs for the "Year 2000" were identified in prior years.

These revisions are estimated to be over 50% complete as of December 31, 1997. The Company believes it has sufficient internal resources and commitments from external providers to have substantially all of its computer programs revised by the end of 1998. No significant impact to the Company's business operations is expected from the "Year 2000" issue, and the costs to revise the computer programs are not material.

RESULTS OF OPERATIONS

  The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general trends in the domestic economy and the markets the Company serves. The Company's growth strategy continues to include internal initiatives and acquisitions which broaden product lines and provide for increased market penetration and operating efficiencies. With a continuing emphasis on the development of new and improved products and advancements in production technologies, the Company is able to consistently offer high quality products, competitively priced.

  Trends in the general economy were favorable during the last three years. In each year, acquisitions accounted for more of the Company's sales growth than other factors. The balance of the Company's sales growth during this period primarily reflected increases in unit volumes, as selling price increases were only a minor factor.

  The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.

                                                               1997  1996  1995
                                                               ----  ----  ----
      Gross profit margin..................................... 25.4% 25.3% 23.7%
      Pre-tax profit margin
        Excluding non-recurring costs......................... 11.5  11.2   9.8
        Including non-recurring costs......................... 11.5  10.1   9.8
      Net profit margin
        Excluding non-recurring costs.........................  7.2   6.9   6.0
        Including non-recurring costs.........................  7.2   5.7   6.0
      Effective income tax rate............................... 37.5  38.7  39.1
      Interest coverage ratio................................. 11.5x  9.3x  8.3x

  The Company's gross profit margins improved in the last two years. The slight increase in 1997 reflected several favorable factors. These included continued increases in production efficiencies, increased sales of products with above average margins, and better manufacturing overhead absorption. The pre-tax profit margin increased due to the factors noted, and a decrease in interest expense as a percentage of sales. Other factors, including a more favorable distribution of income among tax jurisdictions, resulted in a lower effective income tax rate.

  In 1996, the gross profit margin reflected similar benefits from production efficiencies, increased sales of products with above average margins, better manufacturing overhead absorption, as well as reduced costs for raw materials. The pre-tax profit margin, before non-recurring costs, increased due to these favorable factors, but reflected a slight increase in total selling, distribution and administrative expenses. The 1996 non-recurring costs were associated with the Pace acquisition and are discussed in Note B of the Notes to Consolidated Financial Statements.

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

NEW FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

  During 1997 and 1998, the Financial Accounting Standards Board (FASB) issued new accounting standards on "Reporting Comprehensive Income" (FASB No. 130), "Disclosures about Segments of an Enterprise and Related Information" (FASB No. 131) and "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FASB No. 132). These new accounting standards will become effective for 1998 financial reporting. FASB No. 130 will require the Company to report separately from net income a "comprehensive income" amount which includes certain foreign currency translation gains and losses currently reflected in the cumulative translation adjustment account in shareholders' equity. FASB No. 131 will require the Company to reconsider and likely change its reported industry segments in the 1998 annual report to conform to the new requirements. FASB No. 132 will revise the disclosures about pension and other postretirement benefit plans. The Company is analyzing these new accounting standards to determine their impact on its financial reports.

FORWARD-LOOKING STATEMENTS

  This report and other public reports or statements made from time to time by the Company or its management may contain "forward-looking" statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as "anticipate," "believe," "estimate," "expect," or the like.

  Readers are cautioned that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. In addition, readers should keep in mind that, because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, the Company does not have and does not undertake any duty to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

  It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: general economic and market conditions and risks, such as the rate of economic growth, inflation, government regulation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products, etc.; and factors which could impact costs, including but not limited to the availability and pricing of raw materials, the availability of labor and wage rates, and fuel and energy costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

  The table below provides information about the Company's debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not in the past used any derivative financial instruments to hedge its exposure to interest rate changes. Substantially all of the debt shown in the table below is denominated in United States dollars (U.S. $). The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of the fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 1997 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program.

                                 SCHEDULED MATURITY DATE
                         ---------------------------------------------
                         1998   1999   2000   2001   2002   THEREAFTER TOTAL   FAIR VALUE
                         -----  -----  -----  -----  -----  ---------- ------  ----------
                                        (DOLLAR AMOUNTS IN MILLIONS)
Long-term debt as of
 December 31, 1997:
  Principal fixed rate
   debt................. $10.0* $35.0  $15.0  $50.0  $75.0    $165.2   $350.2    $360.0
  Average interest rate.  5.24%  6.77%  5.65%  7.22%  7.18%     6.96%    6.92%
  Principal variable
   rate debt............   --     --     --     5.9    5.1      86.1     97.1
  Average interest rate.   --     --     --    3.69%  3.66%     5.78%    5.54%
  Miscellaneous debt....                                                 23.6
                                                                       ------
    Total debt..........                                                470.9
  Less: current
   maturities*..........                                                 (4.7)
                                                                       ------
    Total long-term
     debt...............                                               $466.2
                                                                       ======

--------
* The 1998 scheduled maturity is not included in current maturities, as the Company intends to refinance this note on a long-term basis either through reissuance or unused credit available under its revolving credit agreements.

EXCHANGE RATE SENSITIVITY

  The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 1997 was approximately $1.5 million (pay U.S. $/receive Swiss Francs) and the highest amount during 1997 was approximately $35 million (pay U.S. $/receive Swiss Francs).

  The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment (excluding goodwill) in foreign subsidiaries subject to translation exposure at December 31, 1997 is as follows:

      FUNCTIONAL CURRENCY (DOLLAR AMOUNTS IN MILLIONS)
      ------------------------------------------------
      Canadian dollar...................................................... $131.5
      European currencies..................................................   50.3
      Other................................................................     .2
                                                                            ------
          Total............................................................ $182.0
                                                                            ======

COMMODITY PRICE SENSITIVITY

  The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated 67 million pounds, equivalent to $46 million at cost ($49 million fair value based on quoted market prices for similar metal), in inventory at December 31, 1997. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and supplementary data included in this Report begin on page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to the section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998, said sections being incorporated by reference, for a description of the directors of the Company.

  The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are elected annually by the Board of Directors at the first meeting of directors following the Annual Meeting of Shareholders.

             NAME         AGE                     POSITION
             ----         ---                     --------
      Harry M. Cornell,   69  Chairman of the Board and Chief Executive Offi-
       Jr.                    cer
      Felix E. Wright     62  President, Chief Operating Officer and Director
      Bob L. Gaddy        57  Senior Vice President and Chairman and Chief Ex-
                              ecutive Officer-Aluminum Group and Director
      Michael A. Glauber  54  Senior Vice President, Finance and Administra-
                              tion (Principal Financial Officer)
      David S. Haffner    45  Executive Vice President and Director
      Jerry H. Hudkins    62  Vice President and President-Wire Group
      Robert A.           56  Senior Vice President, Mergers, Acquisitions and
       Jefferies, Jr.         Strategic Planning and Director
      Ernest C. Jett      52  Vice President, General Counsel and Secretary
      Allan J. Ross       51  Vice President, Accounting (Principal Accounting
                              Officer)
      Duane W. Potter     66  Senior Vice President and President-Foam Compo-
                              nents Group and Director

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

  Bob L. Gaddy joined the Company in May, 1996 with the Company's acquisition of Pace Industries, Inc. At that time he was elected a Senior Vice President of the Company. From 1984 to 1993, Mr. Gaddy was President and Chief Operating Officer of Pace Industries, Inc. and since 1993 has served as Chairman of the Board and Chief Executive Officer of Pace Industries, Inc.

  Michael A. Glauber has served as the Company's Senior Vice President, Finance and Administration for more than the last five years.

  David S. Haffner was elected Executive Vice President in 1995. He previously served as Senior Vice President and President-Furniture and Automotive Components Group from 1992 to 1995.

  Jerry H. Hudkins has served the Company as Vice President and President-Wire Group for more than the last five years.

  Robert A. Jefferies, Jr. has served as the Company's Senior Vice President, Mergers, Acquisitions and Strategic Planning for more than the last five years.

  Ernest C. Jett was appointed General Counsel in 1997, and was elected Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

  Allan J. Ross has served the Company as Vice President, Accounting since April, 1993. In May, 1996 Mr. Ross was designated by the Board of Directors as the Company's Chief Accounting Officer. Prior to that time Mr. Ross served in various accounting management positions with Monsanto Company, a chemical manufacturing business.

  Duane W. Potter was elected Senior Vice President and President-Foam Components Group in 1995. He previously served as Senior Vice President and President-Bedding Components Group from 1983 to 1995.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998, is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998 is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  1. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

  The Financial Statements listed below are included in this Report:

  . Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1997

  . Consolidated Balance Sheets at December 31, 1997 and 1996

  . Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997

  . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1997

  . Notes to Consolidated Financial Statements

  . Schedule for each of the years in the three year period ended December
    31, 1997
    Schedule II--Valuation and Qualifying Accounts and Reserves

  All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

  2. EXHIBITS--See Exhibit Index.

  3. REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1997: None.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                       YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                         (DOLLAR AMOUNTS IN
                                                             MILLIONS,
                                                       EXCEPT PER SHARE DATA)
Net sales........................................... $2,909.2 $2,466.2 $2,256.9
Cost of goods sold..................................  2,171.4  1,842.7  1,722.0
                                                     -------- -------- --------
    Gross profit....................................    737.8    623.5    534.9
Selling, distribution and administrative expenses...    358.8    303.5    272.3
Amortization of excess cost of purchased companies
 and other intangibles..............................     17.3     16.4     15.4
Interest expense....................................     31.8     30.0     30.4
Merger expense......................................      --      26.6      --
Other income, net of other deductions...............      3.4      2.7      3.8
                                                     -------- -------- --------
    Earnings before income taxes and extraordinary
     item...........................................    333.3    249.7    220.6
Income taxes........................................    125.0     96.7     86.3
                                                     -------- -------- --------
    Net earnings before extraordinary item..........    208.3    153.0    134.3
Extraordinary item from the extinguishment of debt..      --      12.5      --
                                                     -------- -------- --------
    Net earnings.................................... $  208.3 $  140.5 $  134.3
                                                     ======== ======== ========
Earnings per share
    Net earnings before extraordinary item--basic... $   2.19 $   1.69 $   1.52
                                                     ======== ======== ========
    Net earnings before extraordinary item--diluted. $   2.16 $   1.67 $   1.49
                                                     ======== ======== ========
    Net earnings--basic............................. $   2.19 $   1.55 $   1.52
                                                     ======== ======== ========
    Net earnings--diluted........................... $   2.16 $   1.53 $   1.49
                                                     ======== ======== ========



   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                                 ------------------
                                                                   1997      1996
                                                                 --------  --------
                                                                  (DOLLAR AMOUNTS
                                                                   IN MILLIONS,
                                                                      EXCEPT
                                                                  PER SHARE DATA)
                             ASSETS
                             ------
Current Assets
  Cash and cash equivalents..................................... $    7.7  $    3.7
  Accounts and notes receivable, less allowance of $11.5 in 1997
   and $8.6 in 1996.............................................    438.6     335.3
  Inventories
    Finished goods..............................................    228.0     204.2
    Work in process.............................................     50.3      39.4
    Raw materials and supplies..................................    170.0     138.6
    LIFO reserve................................................    (15.1)    (11.7)
                                                                 --------  --------
      Total inventories.........................................    433.2     370.5
  Other current assets..........................................     65.1      53.8
                                                                 --------  --------
      Total current assets......................................    944.6     763.3
Property, Plant and Equipment--at cost
  Machinery and equipment.......................................    767.8     646.7
  Buildings and other...........................................    397.3     333.8
  Land..........................................................     47.2      34.6
                                                                 --------  --------
      Total property, plant and equipment.......................  1,212.3   1,015.1
  Less accumulated depreciation.................................    519.1     432.2
                                                                 --------  --------
      Net property, plant and equipment.........................    693.2     582.9
Other Assets
  Excess cost of purchased companies over net assets acquired, less accumulated amortization of $38.2 in 1997 and $28.4 in
   1996.........................................................    394.0     290.3
  Other intangibles, less accumulated amortization of $24.1 in
   1997 and $30.3 in 1996.......................................     31.6      30.2
  Sundry........................................................     42.9      46.2
                                                                 --------  --------
      Total other assets........................................    468.5     366.7
                                                                 --------  --------
      Total assets.............................................. $2,106.3  $1,712.9
                                                                 ========  ========
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
  Accounts payable.............................................. $  128.7  $  110.3
  Accrued expenses..............................................    166.4     140.1
  Other current liabilities.....................................     77.4      42.4
                                                                 --------  --------
    Total current liabilities...................................    372.5     292.8
Long-Term Debt..................................................    466.2     388.5
Other Liabilities...............................................     40.8      36.0
Deferred Income Taxes...........................................     52.8      54.5
Shareholders' Equity
  Capital stock
    Preferred stock--authorized, 100,000,000 shares; none issued
    Common stock--authorized, 300,000,000 shares of $.01 par
     value; issued 96,379,560 and 92,113,786 shares in 1997 and
     1996, respectively.........................................      1.0        .9
  Additional contributed capital................................    311.9     240.2
  Retained earnings.............................................    871.3     704.4
  Cumulative translation adjustment.............................    (10.1)     (4.2)
  Less treasury stock--at cost (2,387 and 6,270 shares in 1997
   and 1996, respectively)......................................      (.1)      (.2)
                                                                 --------  --------
      Total shareholders' equity................................  1,174.0     941.1
                                                                 --------  --------
      Total liabilities and shareholders' equity................ $2,106.3  $1,712.9
                                                                 ========  ========

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                       (DOLLAR AMOUNTS IN
                                                            MILLIONS)
Operating Activities
  Net earnings...................................... $ 208.3  $ 140.5  $ 134.3
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Depreciation....................................    88.3     75.8     62.6
    Amortization....................................    17.3     16.4     15.4
    Merger expense (non-cash portion)...............     --      24.4      --
    Extraordinary item (non-cash portion)...........     --       4.0      --
    Stock and deferred compensation.................     7.9     14.2      4.9
    Deferred income tax benefit.....................    (1.5)   (13.4)    (1.9)
    Other...........................................    (2.1)      .5     (2.8)
    Other changes, excluding effects from purchases
     of companies
      (Increase) decrease in accounts receivable,
       net..........................................   (52.1)   (17.0)     1.0
      (Increase) in inventories.....................   (15.0)    (7.5)   (33.6)
      (Increase) in other current assets............    (5.1)    (2.1)    (7.2)
      Increase in current liabilities...............    42.3      2.3     15.1
                                                     -------  -------  -------
        Net Cash Provided by Operating Activities...   288.3    238.1    187.8
Investing Activities
  Additions to property, plant and equipment........  (119.4)   (96.2)  (106.8)
  Purchases of companies, net of cash acquired......  (171.6)   (89.7)   (28.6)
  Other.............................................     8.2     (3.1)      .5
                                                     -------  -------  -------
        Net Cash Used for Investing Activities......  (282.8)  (189.0)  (134.9)
Financing Activities
  Additions to debt.................................   214.8    292.9    108.7
  Payments on debt..................................  (164.7)  (309.4)  (100.4)
  Dividends paid....................................   (48.0)   (30.3)   (31.9)
  Issuances of common stock.........................     6.6      5.0      3.0
  Purchases of common stock.........................    (5.7)   (10.1)   (24.5)
  Other.............................................    (4.5)    (1.7)    (2.6)
                                                     -------  -------  -------
        Net Cash Used for Financing Activities......    (1.5)   (53.6)   (47.7)
                                                     -------  -------  -------
Increase (Decrease) in Cash and Cash Equivalents....     4.0     (4.5)     5.2
Cash and Cash Equivalents--Beginning of Year........     3.7      8.2      3.0
                                                     -------  -------  -------
Cash and Cash Equivalents--End of Year.............. $   7.7  $   3.7  $   8.2
                                                     =======  =======  =======
Supplemental Information
  Interest paid..................................... $  30.3  $  28.8  $  30.8
  Income taxes paid.................................   124.4     92.8     90.3
  Liabilities assumed of acquired companies.........    81.1     47.3     21.7
  Common stock issued for acquired companies........    52.0     58.3     18.3
  Common stock issued for employee stock plans......    27.4     39.4     17.4

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                ADDITIONAL           CUMULATIVE  TREASURY STOCK
                         COMMON CONTRIBUTED RETAINED TRANSLATION ---------------
                         STOCK    CAPITAL   EARNINGS ADJUSTMENT  COST    SHARES
                         ------ ----------- -------- ----------- -----  --------
                          (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Balances--January 1,
 1995...................  $ .4    $133.6     $500.7    $ (6.1)   $ (.3)   11,065
  Common stock issued
   for acquired
   companies and
   employee stock plans
   (890,257 shares).....    .1      32.6
  Treasury stock issued
   for employee stock
   plans................            (2.3)                         11.4  (372,906)
  Treasury stock
   purchased, primarily
   for employee stock
   plans and to replace
   shares issued for
   purchased companies..                                         (25.8)  887,712
  Tax benefit related to
   stock options........              .5
  Additional shares
   issued in two-for-one
   stock split effected
   in the form of a
   stock dividend
   September 15, 1995
   (42,194,946 shares)..    .4       (.4)                                118,668
  Translation
   adjustment...........                                  1.1
  Retained earnings of
   pooled company at
   date of acquisition..                       (1.5)
  Net earnings for the
   year.................                      134.3
  Cash dividends
   declared ($.38 per
   share)...............                      (31.9)
                          ----    ------     ------    ------    -----  --------
Balances--December 31,
 1995...................    .9     164.0      601.6      (5.0)   (14.7)  644,539
  Common stock issued
   for acquired
   companies and
   employee stock plans
   (2,994,676 shares)...            90.2
  Treasury stock issued
   for employee stock
   plans................            (5.7)                         17.5  (747,033)
  Treasury stock
   purchased, primarily
   shares received in
   stock-for-stock
   option exercises and
   shares to replace
   those issued for
   purchased companies..                                          (3.0)  108,764
  Treasury stock
   purchased under
   contractual
   agreements and
   effectively retired
   (287,993 shares).....            (9.6)
  Tax benefit related to
   stock options........             1.3
  Translation
   adjustment...........                                   .8
  Retained earnings of
   pooled company at
   date of acquisition..                        3.6
  Net earnings for the
   year.................                      140.5
  Cash dividends
   declared ($.46 per
   share)...............                      (41.3)
                          ----    ------     ------    ------    -----  --------
Balances--December 31,
 1996...................    .9     240.2      704.4      (4.2)     (.2)    6,270
  Common stock issued
   for acquired
   companies and
   employee stock plans
   (4,265,774 shares)...    .1      74.6
  Treasury stock issued
   for employee stock
   plans................            (9.7)                         17.4  (465,140)
  Treasury stock
   purchased, primarily
   shares received in
   stock-for-stock
   option exercises and
   shares to replace
   those issued for
   purchased companies..                                         (17.3)  461,257
  Tax benefit related to
   stock options........             6.8
  Translation
   adjustment...........                                 (5.9)
  Retained earnings of
   pooled companies at
   date of acquisition..                        9.2
  Net earnings for the
   year.................                      208.3
  Cash dividends
   declared ($.54 per
   share)...............                      (50.6)
                          ----    ------     ------    ------    -----  --------
Balances--December 31,
 1997...................  $1.0    $311.9     $871.3    $(10.1)   $ (.1)    2,387
                          ====    ======     ======    ======    =====  ========

   The accompanying notes are an integral part of these financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995

              (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

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

  Inventories: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 55% of the inventories at December 31, 1997 and 1996. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 1997 and 1996 approximated replacement cost.

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

  Computations of Earnings Per Share: The computation of earnings per share has been restated for all periods in accordance with the requirements of FASB Statement No. 128, "Earnings per Share".

  Concentration of Credit Risks, Exposures and Financial Instruments: The Company specializes in manufacturing, marketing, and distributing components and other related products for furnishings and diversified markets. The Company's operations are principally in the United States, although the Company also has manufacturing subsidiaries in Canada, Europe, Mexico and China and marketing and distribution operations in other areas.

  The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers, some of which are highly leveraged. The Company maintains allowances for potential credit losses and such losses have generally been within management's expectations.

  From time to time, the Company will enter into forward exchange contracts to hedge equipment purchases and other transactions in foreign currencies. The amounts outstanding under the forward contracts at any point in time are not significant to the Company. The Company has minimal continuing exposures to other foreign currency transactions and interest rate fluctuations.

  The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments. The fair value of long-term debt exceeds the carrying value by approximately $10.

  Other Risks: The Company obtains insurance for workers' compensation, automobile, product and general liability, property loss and medical claims. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates utilize the Company's prior experience and actuarial assumptions that are provided by the Company's insurance carriers.

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

  Income Taxes: The Company provides for taxes on undistributed earnings of foreign subsidiaries where appropriate. The tax effect of most distributions would be significantly offset by available foreign tax credits.

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

  Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 presentation.

B-ACQUISITIONS

  During 1997, the Company acquired the assets of 28 companies in exchange for $171.6 in cash, net of cash acquired, and 1,090,050 shares of common stock in transactions accounted for as purchases. The Company also issued 1,868,480 shares to acquire two businesses in transactions accounted for as poolings of interests. The Company elected not to restate its financial statements as the effect of these poolings was not material. These acquired businesses manufacture and distribute products to furnishings and diversified markets.

  The unaudited pro forma consolidated net sales for the years ended December 31, 1997 and 1996 as though the 1997 acquisitions had occurred on January 1 of each year presented were $3,057.9 and $2,798.1, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

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

  Following the acquisition, the Company issued a tender offer to all holders of the Pace 10.625% senior notes. In June 1996, the notes were redeemed at approximately 113% of par value, plus accrued interest. The

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES cash required for the redemption was provided through the issuance of medium-term notes and the Company's revolving credit agreements. The Company recognized an extraordinary charge, net of related tax benefits, of $12.5 from the extinguishment of debt.

  Also during 1996, the Company acquired the assets of twelve companies in transactions accounted for as purchases. These transactions required the use of $89.7 in cash, net of cash acquired, and 2,128,124 shares of common stock and common stock equivalents. In addition, the Company issued 562,429 shares to acquire another business in a transaction accounted for as a pooling of interests. The Company elected not to restate its financial statements as the effect of this pooling was not material. These acquired businesses manufacture and distribute products to furnishings and diversified markets.

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

C-EARNINGS PER SHARE

  Basic and diluted earnings per share were calculated as follows:

                                               1997        1996        1995
                                            ----------- ----------- -----------
      Basic
        Weighted average shares
         outstanding, including shares
         issuable for little or no cash....  95,134,258  90,536,359  88,629,019
                                            =========== =========== ===========
        Net earnings before extraordinary
         item.............................. $     208.3 $     153.0 $     134.3
                                            =========== =========== ===========
        Earnings per share--basic.......... $      2.19 $      1.69 $      1.52
                                            =========== =========== ===========
      Diluted
        Weighted average shares
         outstanding, including shares
         issuable for little or no cash....  95,134,258  90,536,359  88,629,019
        Additional dilutive shares
         principally from the assumed
         exercise of outstanding stock
         options...........................   1,460,554   1,308,328   1,246,686
                                            ----------- ----------- -----------
                                             96,594,812  91,844,687  89,875,705
                                            =========== =========== ===========
        Net earnings before extraordinary
         item.............................. $     208.3 $     153.0 $     134.3
                                            =========== =========== ===========
        Earnings per share--diluted........ $      2.16 $      1.67 $      1.49
                                            =========== =========== ===========

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

D--ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities at December 31 consist of the following:

                                                                   1997   1996
                                                                  ------ ------
      Accrued expenses
        Wages and commissions payable............................ $ 41.8 $ 33.9
        Workers' compensation, medical, auto and product
         liability insurance.....................................   46.5   37.5
        Income taxes.............................................   10.9   14.9
        Other....................................................   67.2   53.8
                                                                  ------ ------
                                                                  $166.4 $140.1
                                                                  ====== ======
      Other current liabilities
        Outstanding checks in excess of book balances............ $ 41.9 $ 19.1
        Current maturities of long-term debt.....................    4.7    3.9
        Other....................................................   30.8   19.4
                                                                  ------ ------
                                                                  $ 77.4 $ 42.4
                                                                  ====== ======

E--LONG-TERM DEBT

  Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

                                                                    1997   1996
                                                                   ------ ------
      Medium-term notes, fixed interest rates of 7.0% and 6.8%
       for 1997 and 1996, respectively, due dates through 2008...  $325.0 $250.0
      Commercial paper, variable interest rates of 6.6% for 1997
       and 1996, due dates in 1998 and 1997......................    63.3   56.1
      Industrial development bonds, principally variable interest rates of 4.2% and 4.6% for 1997 and 1996, respectively,
       due dates through 2030....................................    38.9   38.9
      Other, partially secured...................................    43.7   47.4
                                                                   ------ ------
                                                                    470.9  392.4
      Less current maturities....................................     4.7    3.9
                                                                   ------ ------
                                                                   $466.2 $388.5
                                                                   ====== ======

  The current revolving credit agreements provide for a maximum line of credit of $240. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving agreements. The agreements will terminate during 2002, at which time all outstanding balances will become due. Annual facility fees are 1/10 of 1% of the total credit line, payable on a quarterly basis.

  Commercial paper and medium-term notes that mature in the current year are classified as long-term debt since the Company intends to refinance them on a long-term basis either through continued issuance or unused credit available under the revolving credit agreements.

  The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt and require net earnings to meet or exceed specified levels of funded debt.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  Maturities of long-term debt for each of the five years following 1997 are:

             Year ended December 31
               1998............................ $  4.7
               1999............................   43.6
               2000............................   18.4
               2001............................   57.4
               2002............................  154.2

F-LEASE OBLIGATIONS

  The Company conducts certain operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

  Total rental expense entering into the determination of results of operations was $27.3, $24.3 and $22.7 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

             Year ended December 31
               1998............................. $15.5
               1999.............................  12.0
               2000.............................   8.4
               2001.............................   5.9
               2002.............................   3.2
               Later years......................   3.8
                                                 -----
                                                 $48.8
                                                 =====

  The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

G-CAPITAL STOCK

  At December 31, 1997, the Company had 6,852,670 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 6 to 18 months after the date of grant, and have a maximum term of 5-15 years. Options may be issued with exercise prices at or below market price. Compensation cost charged against income related to the Company's stock option grants for each of the years ending December 31, 1997, 1996 and 1995 was $6.6, $13.7 and $2.4, respectively. Compensation cost includes amounts for options granted under the deferred compensation plan for certain executives, which allows the executive to elect stock options in lieu of future salary and bonuses. Had compensation cost for the Company's stock-based compensation plans been determined based on the estimated fair value of the options at the grant dates, consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would not be significantly reduced. The Company does not anticipate that FASB Statement No. 123's method of determining compensation cost will have a significant impact in future years.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  A summary of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                  EXERCISE PRICE
                                                        SHARES      PER SHARE
                                                      ----------  --------------
      Outstanding at January 1, 1995.................  2,781,256      $11.17
        Granted......................................    344,800        9.44
        Exercised....................................   (418,533)      10.55
        Forfeited....................................    (75,134)      15.94
                                                      ----------
      Outstanding at December 31, 1995...............  2,632,389       10.87
        Granted......................................  2,477,157       20.27
        Exercised....................................   (671,310)      11.22
        Forfeited....................................    (42,584)      20.89
                                                      ----------
      Outstanding at December 31, 1996...............  4,395,652       16.01
        Granted......................................    714,751       20.36
        Exercised.................................... (1,033,366)      12.90
        Forfeited....................................    (80,740)      23.52
                                                      ----------
      Outstanding at December 31, 1997...............  3,996,297       17.43
                                                      ==========
      Options exercisable at
        December 31, 1997............................  1,744,011       12.31
        December 31, 1996............................  1,826,827        9.06
        December 31, 1995............................  1,656,270       10.27

                                                        1997    1996    1995
                                                       ------  ------  ------
      Weighted-average fair value of options:
        Granted at market price....................... $ 8.87  $ 5.05  $ 4.62
        Granted at below market price.................  24.54   16.87   14.27
      Weighted-average exercise price of options:
        Granted at market price.......................  40.62   23.77   21.03
        Granted at below market price.................   9.08   13.52    6.57
      Principal assumptions used in calculating fair
       value consistent with the method of FASB
       Statement No. 123:
        Risk-free interest rate.......................    6.0%    5.9%    6.8%
        Expected life in years........................    4.8     4.3     4.8
        Expected volatility...........................   19.0%   19.0%   19.0%
        Expected dividend yield.......................    1.7%    1.7%    1.7%

  The following table summarizes information about stock options outstanding at December 31, 1997:

                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
          ------------------------------------------- --------------------------
                      WEIGHTED-AVERAGE
RANGE OF                 REMAINING       WEIGHTED-                  WEIGHTED-
EXERCISE    NUMBER    CONTRACTUAL LIFE    AVERAGE       NUMBER       AVERAGE
 PRICES   OUTSTANDING     IN YEARS     EXERCISE PRICE EXERCISABLE EXERCISE PRICE
--------  ----------- ---------------- -------------- ----------- --------------
$  .01-
 $  .50      712,634         13            $  .12       430,730      $  0.19
  3.63-
   6.28      329,527          1              5.96       329,527         5.96
  9.56-
  11.38      127,428          2             11.32       127,428        11.32
 15.50-
  20.00      947,439          4             18.54       272,234        16.21
 20.38-
  25.00    1,329,747          3             22.71       492,941        22.45
 25.88-
  29.88      295,941          8             27.36        91,151        27.38
 30.88-
  37.75       61,592          4             34.68           --           --
 40.00-
  44.19      191,989          5             42.60           --           --

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

H--EMPLOYEE BENEFIT PLANS

  The Company sponsors contributory and non-contributory defined benefit retirement plans. Substantially all U.S. employees, other than union employees covered by multiemployer plans under collective bargaining agreements or non-union employees participating in isolated defined contribution plans, are eligible to participate in the Company sponsored benefit plans. Retirement benefits under the contributory plans are based on career average earnings. Retirement benefits under the non-contributory plan are based on years of service, employees' average compensation and social security benefits. It is the Company's policy to fund actuarially determined costs as accrued.

  Information at December 31, 1997, 1996 and 1995 as to the funded status of Company sponsored defined benefit plans, net pension income from the plans for the years then ended and weighted average assumptions used in the calculations are as follows:

                                                         1997    1996    1995
                                                        ------  ------  ------
Funded Status
  Actuarial present value of benefit obligations
    Vested benefits.................................... $(82.8) $(64.5) $(58.8)
    Nonvested benefits.................................   (1.6)    (.8)    (.6)
                                                        ------  ------  ------
  Accumulated benefit obligations......................  (84.4)  (65.3)  (59.4)
  Provision for future compensation increases..........   (5.1)   (3.9)   (3.1)
                                                        ------  ------  ------
  Projected benefit obligations........................  (89.5)  (69.2)  (62.5)
  Plan assets at fair value............................  127.6    98.8    87.1
                                                        ------  ------  ------
  Plan assets in excess of projected benefit
   obligations.........................................   38.1    29.6    24.6
  Unrecognized net experience gain.....................  (14.8)   (7.6)   (3.4)
  Unrecognized net transition asset....................   (2.0)   (2.7)   (3.4)
                                                        ------  ------  ------
    Prepaid pension costs included in other assets..... $ 21.3  $ 19.3  $ 17.8
                                                        ======  ======  ======
Components of Pension Income (Expense)
  Service cost......................................... $ (1.6) $ (1.7) $  (.8)
  Interest cost........................................   (5.0)   (4.5)   (4.1)
  Actual return on plan assets.........................   29.8    12.4    12.5
  Net amortization and deferral........................  (21.2)   (4.7)   (5.8)
                                                        ------  ------  ------
  Net pension income from defined benefit plans........ $  2.0  $  1.5  $  1.8
                                                        ======  ======  ======
Weighted Average Assumptions
  Discount rate........................................   7.25%   7.25%   7.25%
  Rate of increase in compensation levels..............   5.20%   5.19%   5.18%
  Expected long-term rate of return on plan assets.....   8.00%   8.00%   8.00%
                                                        ======  ======  ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 588,000 shares of the Company's common stock at December 31, 1997.

  Contributions to union sponsored, defined benefit, multiemployer pension plans were $.2 in 1997, 1996 and 1995. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 1997, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the net assets of the plans. Therefore, the Company would have no material withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

  Net pension (expense) income, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $(.8), $(.4) and $.2 in 1997, 1996 and 1995, respectively.

  The Company also has a contributory stock purchase/stock bonus plan (SPSB
Plan), a non-qualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $5.8, $4.7 and $4.3 for 1997, 1996 and 1995, respectively.

  Under the DSP, eligible employees may purchase a maximum of 8,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 435,697, 504,605 and 506,613 during 1997, 1996 and 1995, respectively. Purchase prices ranged from $15 to $39 per share. Since inception of the DSP in 1982, a total of 6,103,149 shares have been purchased by employees.

I--INCOME TAXES

  The components of earnings before income taxes and extraordinary item are as follows:

                                                            YEAR ENDED DECEMBER
                                                                     31
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
      Domestic............................................. $292.2 $218.0 $198.7
      Foreign..............................................   41.1   31.7   21.9
                                                            ------ ------ ------
                                                            $333.3 $249.7 $220.6
                                                            ====== ====== ======

  Income tax expense is comprised of the following components:

                                                               YEAR ENDED
                                                              DECEMBER 31
                                                           --------------------
                                                            1997   1996   1995
                                                           ------  -----  -----
      Current
        Federal........................................... $102.2  $86.3  $71.1
        State and local...................................    9.9   12.1    9.7
        Foreign...........................................   14.4   11.7    7.4
                                                           ------  -----  -----
                                                            126.5  110.1   88.2
      Deferred
        Federal...........................................   (5.5) (12.8)  (3.7)
        State and local...................................    4.1    (.5)   1.2
        Foreign...........................................    (.1)   (.1)    .6
                                                           ------  -----  -----
                                                             (1.5) (13.4)  (1.9)
                                                           ------  -----  -----
                                                           $125.0  $96.7  $86.3
                                                           ======  =====  =====

  In addition to the above income tax expense, the Company recognized a current benefit from an extraordinary item of $7.7 in 1996.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

                                                                 DECEMBER 31
                                                                --------------
                                                                 1997    1996
                                                                ------  ------
      Property, plant and equipment............................ $(53.7) $(47.9)
      Accrued expenses.........................................   55.2    42.8
      Prepaid pension cost.....................................   (8.4)   (7.7)
      Other, net...............................................  (14.0)  (11.8)
                                                                ------  ------
                                                                $(20.9) $(24.6)
                                                                ======  ======

  Deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

                                                                  DECEMBER 31
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
      Other current assets...................................... $ 31.9  $ 29.9
      Deferred income taxes.....................................  (52.8)  (54.5)
                                                                 ------  ------
                                                                 $(20.9) $(24.6)
                                                                 ======  ======

  Income tax expense, as a percentage of earnings before income taxes and extraordinary item, differs from the statutory federal income tax rate as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                              ----------------
                                                              1997  1996  1995
                                                              ----  ----  ----
      Statutory federal income tax rate...................... 35.0% 35.0% 35.0%
      Increases in rate resulting primarily from state and
       other jurisdictions...................................  2.5   3.7   4.1
                                                              ----  ----  ----
      Effective tax rate..................................... 37.5% 38.7% 39.1%
                                                              ====  ====  ====

J--SEGMENT INFORMATION

  The Company's operations principally consist of manufacturing and marketing components and related finished products for the furnishings industry. In addition, the Company supplies a diversified group of industries with products which are similar in manufacturing technology to its furnishings operations. Other than furnishings, no industry segment is significant.

  Operating profit is determined by deducting from net sales the cost of goods sold and the selling, distribution, administrative and other expenses attributable to the segment operations. Operating profit was reduced in the furnishings segment by $18.8 and the diversified group by $7.8 because of non-recurring merger costs for the Pace acquisition in 1996. Corporate expenses not allocated to the segments include corporate general and administrative expenses, interest expense and certain other income and deduction items which are incidental to the Company's operations. Capital expenditures, as defined herein, include property, plant and equipment of acquired businesses as well as existing operations. The identifiable assets of industry segments are those used in

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES the Company's operations of each segment. Corporate identifiable assets include cash, land, buildings and equipment used in conjunction with corporate activities and sundry assets. Financial information by segment is as follows:

      YEAR ENDED DECEMBER 31     FURNISHINGS DIVERSIFIED CORPORATE CONSOLIDATED
      ----------------------     ----------- ----------- --------- ------------
      1997
        Net sales...............  $2,228.9     $680.3     $  --      $2,909.2
        Operating profit........     318.2       66.3      (51.2)       333.3
        Capital expenditures....     156.5       36.4        5.1        198.0
        Depreciation and
         amortization expense...      83.6       19.6        2.4        105.6
        Identifiable assets.....   1,610.1      449.1       47.1      2,106.3
      1996
        Net sales...............  $1,900.5     $565.7     $  --      $2,466.2
        Operating profit........     243.1       53.9      (47.3)       249.7
        Capital expenditures....     117.5       27.5        5.4        150.4
        Depreciation and
         amortization expense...      71.0       18.4        2.8         92.2
        Identifiable assets.....   1,313.0      363.9       36.0      1,712.9
      1995
        Net sales...............  $1,727.8     $529.1     $  --      $2,256.9
        Operating profit........     214.1       51.5      (45.0)       220.6
        Capital expenditures....      94.7       26.9        4.2        125.8
        Depreciation and
         amortization expense...      58.7       15.9        3.4         78.0
        Identifiable assets.....   1,134.2      290.0       53.9      1,478.1

  The Company's areas of operation outside of the United States principally include Canada, Europe and Mexico, none of which are significant to consolidated operations. Prior to 1996, net sales and identifiable assets were not significant. Information about the Company's operations in different geographic locations is as follows:

      YEAR ENDED DECEMBER 31        UNITED STATES FOREIGN CORPORATE CONSOLIDATED
      ----------------------        ------------- ------- --------- ------------
      1997
        Net sales..................   $2,652.9    $256.3   $  --      $2,909.2
        Inter-area sales...........        8.2      81.5      --          89.7
        Operating profit...........      338.2      46.3    (51.2)       333.3
        Identifiable assets........    1,759.4     299.8     47.1      2,106.3
      1996
        Net sales..................   $2,304.8    $161.4   $  --      $2,466.2
        Inter-area sales...........        7.5      65.6      --          73.1
        Operating profit...........      261.3      35.7    (47.3)       249.7
        Identifiable assets........    1,446.1     230.8     36.0      1,712.9

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

K--CONTINGENCIES

  The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. When it appears probable in management's judgement that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company's financial position. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from these claims and proceedings is remote. The more significant claims and proceedings are briefly described in the following paragraphs.

  One of the Company's subsidiaries is performing an environmental investigation at a Florida plant site pursuant to a negotiation with local and Federal environmental authorities. The costs of the investigation and any remediation actions will be shared equally by the Company and a former joint owner of the plant site.

  In connection with an acquisition, one of the Company's subsidiaries is involved in an unfair labor complaint filed by the National Labor Relations Board. An administrative decision has been rendered against the subsidiary, which was recently upheld by the appellate court. The Company is currently pursuing additional legal and other actions to resolve this matter.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

  In our opinion, the financial statements listed in the index appearing under
Item 14 on page 13 present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

St. Louis, Missouri
February 4, 1998

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                         QUARTERLY SUMMARY OF EARNINGS

                                  (UNAUDITED)
              (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31, 1997               FIRST  SECOND THIRD  FOURTH  TOTAL
----------------------------               ------ ------ ------ ------ --------
Net sales................................. $673.2 $721.2 $747.0 $767.8 $2,909.2
Gross profit..............................  170.2  183.4  188.5  195.7    737.8
Earnings before income taxes..............   78.1   83.9   83.9   87.4    333.3
Net earnings..............................   48.4   52.0   52.8   55.1    208.3
Earnings per share
  Net earnings--basic..................... $  .52 $  .55 $  .55 $  .57 $   2.19
  Net earnings--diluted................... $  .51 $  .55 $  .54 $  .56 $   2.16


YEAR ENDED DECEMBER 31, 1996
----------------------------
Net sales................................. $591.2 $620.0 $628.6 $626.4 $2,466.2
Gross profit..............................  144.6  157.6  157.3  164.0    623.5
Earnings before income taxes and
 extraordinary item.......................   61.4   43.8   71.9   72.6    249.7
Net earnings before extraordinary item....   37.7   26.6   44.0   44.7    153.0
Net earnings..............................   37.7   14.1   44.0   44.7    140.5
Earnings per share
  Net earnings before extraordinary item--
   basic.................................. $  .42 $  .30 $  .49 $  .48 $   1.69
  Net earnings before extraordinary item--
   diluted................................ $  .42 $  .29 $  .48 $  .48 $   1.67
  Net earnings--basic..................... $  .42 $  .16 $  .49 $  .48 $   1.55
  Net earnings--diluted................... $  .42 $  .15 $  .48 $  .48 $   1.53

  Merger related costs of $26.6 pre-tax and $16.4 after-tax, or $.18 per basic and diluted share are included in 1996 second quarter net earnings before extraordinary item.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (AMOUNTS IN MILLIONS)

             COLUMN A                COLUMN B   COLUMN C   COLUMN D   COLUMN E
             --------              ------------ --------- ---------- ----------
                                                ADDITIONS
                                                 CHARGED
                                    BALANCE AT   TO COST             BALANCE AT
                                   BEGINNING OF    AND                 END OF
DESCRIPTION                           PERIOD    EXPENSES  DEDUCTIONS   PERIOD
-----------                        ------------ --------- ---------- ----------
Year ended December 31, 1997......
Allowance for doubtful
 receivables......................     $8.6       $5.6       $2.7(A)   $11.5
                                       ====       ====       ====      =====
Year ended December 31, 1996......
Allowance for doubtful
 receivables......................     $7.5       $4.8       $3.7(A)   $ 8.6
                                       ====       ====       ====      =====
Year ended December 31, 1995......
Allowance for doubtful
 receivables......................     $8.1       $5.8       $6.4(A)   $ 7.5
                                       ====       ====       ====      =====

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

Dated: March 30, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                          TITLE                    DATE
              ---------                          -----                    ----
(A) PRINCIPAL EXECUTIVE OFFICER:

    /s/ Harry M. Cornell, Jr         Chairman of the Board and       March 30, 1998
____________________________________  Chief Executive Officer
       Harry M. Cornell, Jr.


(B) PRINCIPAL FINANCIAL OFFICER:

     /s/ Michael A. Glauber          Senior Vice President,          March 30, 1998
____________________________________  Finance & Administration
         Michael A. Glauber


(C) PRINCIPAL ACCOUNTING OFFICER:

       /s/ Allan J. Ross             Vice President, Accounting      March 30, 1998
____________________________________
           Allan J. Ross


(D) DIRECTORS:

        Raymond F. Bentele*          Director
____________________________________
         Raymond F. Bentele

       Robert Ted Enloe, III*        Director
____________________________________
       Robert Ted Enloe, III

         Richard T. Fisher*          Director
____________________________________
         Richard T. Fisher


              SIGNATURE                          TITLE                    DATE
              ---------                          -----                    ----
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

        Alexander M. Levine*         Director
____________________________________
        Alexander M. Levine

        Richard L. Pearsall*         Director
____________________________________
        Richard L. Pearsall

          Duane W. Potter*           Director
____________________________________
          Duane W. Potter

      Maurice E. Purnell, Jr.*       Director
____________________________________
      Maurice E. Purnell, Jr.

          Felix E. Wright*           Director
____________________________________
          Felix E. Wright


     /s/ Ernest C. Jett                                           March 30, 1998
*By ___________________________
          Ernest C. Jett
   Attorney-in-Fact pursuant to
             Power of
   Attorney dated March 11, 1998

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT NO.                  DOCUMENT DESCRIPTION                    PAGE NO.
 -----------                  --------------------                   ----------
  3.1        Restated Articles of Incorporation of the Company as
             of May 13, 1987.
  3.2        Amendment to Restated Articles of Incorporation of
             the Company, filed as Exhibit 3.1 to Form S-4 (Regis-
             tration No. 33-66238 which was filed with the Securi-
             ties and Exchange Commission on July 19, 1993), is
             incorporated by reference.
  3.3        By-Laws of the Company as amended and restated as of
             August 11, 1993, filed as Exhibit 3.2 to Registrant's
             Form 10-Q for the quarter ended June 30, 1993, are
             incorporated by reference.
  4.1        Article III of Registrant's Restated Articles of In-
             corporation, filed as Exhibit 3.1 above, is incorpo-
             rated by reference.
  4.2        Rights Agreement dated February 15, 1989 between Reg-
             istrant and The Chase Manhattan Bank, N.A., pertain-
             ing to preferred stock rights distributed by Regis-
             trant, filed as Exhibit 1 to Registrant's Form 8-A
             dated February 15, 1989, and Amendment No. 1 to
             Rights Agreement dated August 29, 1994, filed as Ex-
             hibit 3 to Registrant's Form 8-A/A dated September 8,
             1994, are incorporated by reference.
  4.2A       Letter Agreement dated December 18, 1991 between Reg-
             istrant and Mellon Securities Trust Company
             ("Mellon") relating to appointment of Mellon as
             Rights Agent under the Rights Agreement, filed as Ex-
             hibit 4.2A to Registrant's Form 10-K for the year
             ended December 31, 1991, is incorporated by refer-
             ence.
 10.1(1)     Restated and Amended Employment Agreement between
             Harry M. Cornell, Jr. and Leggett & Platt, Incorpo-
             rated dated as of August 14, 1996, filed as Exhibit
             10.1 to Registrant's Form 10-K for the year ended De-
             cember 31, 1996, is incorporated by reference.
 10.2(1)     Employment Agreement between the Company and Felix E.
             Wright dated May 1, 1981, as amended, filed as Ex-
             hibit 10.2 to Registrant's Form 10-K for the year
             ended December 31, 1989, is incorporated by refer-
             ence.
 10.3(1)     Employment Agreement between the Company and Robert
             A. Jefferies, Jr. dated November 7, 1990, filed as
             Exhibit 10.3 to Registrant's Form 10-K for the year
             ended December 31, 1990, and Amendment No. 1 to Em-
             ployment Agreement dated January 1, 1993, filed as
             Exhibit 10.3 to Registrant's Form 10-K for the year
             ended December 31, 1992, are incorporated by refer-
             ence.
 10.4(1)     Severance Benefit Agreement between the Company and
             Harry M. Cornell, Jr. dated May 9, 1984 filed as Ex-
             hibit 10.4 to Registrant's Form 10-K for the year
             ended December 31, 1994, is incorporated by refer-
             ence.
 10.5(1)     Severance Benefit Agreement between the Company and
             Felix E. Wright dated May 9, 1984 filed as Exhibit
             10.5 to Registrant's Form 10-K for the year ended De-
             cember 31, 1994, is incorporated by reference.
 10.6(1)     Severance Benefit Agreement between the Company and
             Robert A. Jefferies, Jr. dated May 9, 1984 filed as
             Exhibit 10.6 to Registrant's Form 10-K for the year
             ended December 31, 1994, is incorporated by refer-
             ence.
 10.7(1)     Reference is make to Appendix B to Registrant's de-
             finitive Proxy Statement dated March 27, 1997 used in
             conjunction with Registrant's Annual Meeting of
             Shareholders held on May 14, 1997 for a copy of the
             Company's 1989 Flexible Stock Plan, as amended, which
             is incorporated by reference.

                                                                     SEQUENTIAL
 EXHIBIT NO.                  DOCUMENT DESCRIPTION                    PAGE NO.
 -----------                  --------------------                   ----------
 10.8(1)     Summary description of the Company's Key Management
             Incentive Compensation Plan filed as Exhibit 10.7 to
             Registrant's Form 10-K for the year ended December
             31, 1993, is incorporated by reference.
 10.9(1)     Reference is made to description of certain long-term
             disability arrangements between Registrant and its
             salaried employees filed as Exhibit 10.7 to Regis-
             trant's Form 10-K for the year ended December 31,
             1991, which is incorporated by reference.
 10.10(1)    Form of Indemnification Agreement approved by the
             shareholders of Registrant and entered into between
             Registrant and each of its directors and executive
             officers, filed as Exhibit 10.10 to Registrant's Form
             10-K for the year ended December 31, 1995, is incor-
             porated by reference.
 10.11(1)    Reference is made to Appendix A to Registrant's de-
             finitive Proxy Statement dated March 27, 1997 used in
             conjunction with Registrant's Annual Meeting of
             Shareholders held on May 14, 1997, for a copy of the
             Company's Director Stock Option Plan, as amended,
             which is incorporated by reference.
 10.12(1)    Leggett & Platt, Incorporated Executive Stock Pur-
             chase Program adopted June 6, 1989 under the
             Company's 1989 Flexible Stock Plan, and effective as
             of July 1, 1989, as amended on November 13, 1991,
             filed as Exhibit 10.11 to Registrant's Form 10-K for
             the year ended December 31, 1991, is incorporated by
             reference.
 10.13(1)    Revised Employment Agreement between Bob L. Gaddy,
             Pace Industries, Inc. and Leggett & Platt, Incorpo-
             rated, filed as Exhibit 10.13 to Registrant's Form
             10-K for the year ended December 31, 1996, is incor-
             porated by reference.
 10.14(1)    Stock Award Agreement dated December 31, 1996 between
             the Company and Harry M. Cornell, Jr., filed as Ex-
             hibit 10.18 to Registrant's Form 10-K for the year
             ended December 31, 1996, is incorporated by refer-
             ence.
 10.15(1)    Stock Award Agreement dated June 1, 1996 between the
             Company and Felix E. Wright, filed as Exhibit 10.19
             to Registrant's Form 10-K for the year ended December
             31, 1996, is incorporated by reference.
 10.16(1)    Stock Award Agreement dated June 1, 1996 between the
             Company and Duane W. Potter, filed as Exhibit 10.20
             to Registrant's Form 10-K for the year ended December
             31, 1996, is incorporated by reference.
 10.17(1)    Stock Award Agreement dated June 1, 1996 between the
             Company and David S. Haffner, filed as Exhibit 10.21
             to Registrant's Form 10-K for the year ended December
             31, 1996, is incorporated by reference.
 10.18(1)    Stock Award Agreement dated September 1, 1996 between
             the Company and Jerry H. Hudkins, filed as Exhibit
             10.22 to Registrant's Form 10-K for the year ended
             December 31, 1996, is incorporated by reference.
 10.19(1)    Stock Award Agreement dated September 1, 1996 between
             the Company and Michael A. Glauber, filed as Exhibit
             10.23 to Registrant's Form 10-K for the year ended
             December 31, 1996, is incorporated by reference.
 10.20(1)    Registrant's Stock Award Program adopted December 30,
             1997.
 10.21(1)    The summary description of the Company's Deferred
             Compensation Program, filed as Exhibit 10.18 to Reg-
             istrant's Form 10-K for the year ended December 31,
             1995, is incorporated by reference.

                                                                     SEQUENTIAL
 EXHIBIT NO.                  DOCUMENT DESCRIPTION                    PAGE NO.
 -----------                  --------------------                   ----------
 10.22(1)    Noncompetition Agreement, dated as of May 13,1996 be-
             tween Bob L. Gaddy and Leggett & Platt, Incorporated,
             filed as Exhibit 10.25 to Registrant's Form 10-K for
             the year ended December 31, 1996, is incorporated by
             reference.
 10.23(1)    Pace Industries, Inc., Revised and Restated Employee
             Incentive Compensation Plan, filed as Exhibit 10.27
             to Registrant's Form 10-K for the year ended December
             31, 1996, is incorporated by reference.
 21          Schedule of Subsidiaries of Registrant.
 23          Consent of Independent Accountants.
 24          Power of Attorney executed by members of the
             Company's Board of Directors regarding this Form 10-K
             and certain registration statements.
 27          Financial Data Schedule.
 27.1        Restated Financial Data Schedules.
 27.2        Restated Financial Data Schedules.
 27.3        Restated Financial Data Schedules.

--------
(1) Denotes management contract or compensatory plan or arrangement.