Form 10-Q
period 1998-03-31
LEGGETT & PLATT INC
filed 1998-05-15
CIK 58492

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998
					                                         --------------

                                     OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from          to
				                                         -------	    -------

               For Quarter Ended        Commission File Number
                March 31, 1998                   1-7845
               -----------------	       ----------------------

                       LEGGETT & PLATT, INCORPORATED
                       -----------------------------
          (Exact name of registrant as specified in its charter)


              Missouri                           44-0324630
  -------------------------------    ------------------------------------
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)


             No. 1 Leggett Road
             Carthage, Missouri                           64836
    ----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)


    Registrant's telephone number, including area code   (417) 358-8131
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

  Yes  X     No
      ---       ---

  Common stock outstanding as of April 30, 1998:   196,200,880

                     PART I.  FINANCIAL INFORMATION
             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                      ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

(Amounts in millions)

                         				                      March 31,    December 31,
                                          						     1998	         1997
                                            				  ----------	   ------------
CURRENT ASSETS
  Cash and cash equivalents  			                  $     9.9      $     7.7
  Accounts and notes receivable        		             521.3          450.1
  Allowance for doubtful accounts      		             (11.9)         (11.5)
  Inventories   				                                  487.9          433.2
  Other current assets  			                            68.5           65.1
                                          						   ---------	     ---------
    Total current assets        		                  1,075.7          944.6

PROPERTY, PLANT & EQUIPMENT, NET		                    773.4          693.2

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $41.2 in 1998
   and $38.2 in 1997    			                           443.2          394.0
  Other intangibles, less accumulated
   amortization of $25.6 in 1998
   and $24.1 in 1997    			                            33.4           31.6
  Sundry     					                                     47.2           42.9
                                          						   ---------      ---------
    Total other assets      			                       523.8          468.5
                                           					   ---------	     ---------
TOTAL ASSETS 			                              		  $ 2,372.9      $ 2,106.3
                                          						   =========	     =========
CURRENT LIABILITIES
  Accounts and notes payable 			                  $   148.7      $   128.7
  Accrued expenses      			                           172.9          166.4
  Other current liabilities     		                     62.2           77.4
                                          						   ---------	     ---------
    Total current liabilities   		                    383.8          372.5

LONG-TERM DEBT          		                            591.3          466.2
OTHER LIABILITIES       			                            42.4           40.8
DEFERRED INCOME TAXES   			                            67.8           52.8

SHAREHOLDERS' EQUITY
  Common stock  				                                    2.0            1.0
  Additional contributed capital       		             379.7          311.9
  Retained earnings      			                          916.3          871.3
  Cumulative translation adjustment         	         (10.1)         (10.1)
  Treasury stock        			                             (.3)           (.1)
                                          						   ---------	     ---------
    Total shareholders' equity       		             1,287.6        1,174.0
					                                          	   ---------	     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     	  $ 2,372.9      $ 2,106.3
                                          						   =========	     =========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                               (Unaudited)

(Amounts in millions, except per share data)

                                        	             	Three Months Ended
                                		                          March 31,
                                                 						------------------
                            			                       	 1998        1997
                                                     		------	     ------
Net sales            			                              $ 793.2     $ 673.2

Cost of goods sold                     		               590.9       503.0
                                                   		 	-------	    -------
  Gross profit                                       		 202.3       170.2

Selling, distribution and
  administrative expenses                             	  98.6        82.4

Interest expense                                     		   8.8         7.2

Other deductions (income), net                            2.2         2.5
                                                 						-------	    -------

  Earnings before income taxes                           92.7        78.1

Income taxes                                             34.8        29.7
                                                							-------	    -------
  NET EARNINGS                                        $  57.9     $  48.4
                                                     		=======	    =======
Earnings Per Share
  Basic                 		                    	       $   .29     $   .26
  Diluted                       		                    $   .29     $   .26

Cash Dividends Declared
  Per Share                     	             	       $  .075     $  .065

Average shares outstanding
  Basic      			                                        196.3       186.4
  Diluted                              		               199.7       189.3

See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Amounts in millions)

                                          					       		Three Months Ended
                                                  						     March 31,
                                                 							------------------
                                                  						 1998        1997
                                                  						------	     ------
OPERATING ACTIVITIES
  Net Earnings     				                               $  57.9     $  48.4
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation     				                              25.0        20.0
      Amortization   				                                 5.1         3.3
      Other     					                                     2.1         2.0
      Other changes, net of effects
       	from purchases of companies
         Increase in accounts receivable, net           (50.9)      (46.7)
         (Increase) decrease in inventories      	      (20.2)        5.3
         Increase in other current assets          	     (3.0)       (2.9)
         Increase in current liabilities                 14.2        25.2
                                                							-------	    -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES     30.2        54.6

INVESTING ACTIVITIES
  Additions to property, plant and equipment          	 (36.5)      (25.2)
  Purchases of companies, net of cash acquired          (52.2)      (75.3)
  Other 			                                         			   2.9         1.1
                                                   				-------     -------
           NET CASH USED FOR INVESTING ACTIVITIES       (85.8)      (99.4)

FINANCING ACTIVITIES
  Additions to debt                         			         128.8        76.1
  Payments on debt      			                             (41.8)       (9.2)
  Dividends paid				                                    (28.1)      (22.9)
  Other 				                                         		  (1.1)         .8
                                                    	 	-------	    -------
           NET CASH PROVIDED BY FINANCING ACTIVITIES     57.8        44.8
                                                   				-------     -------
INCREASE IN CASH AND CASH EQUIVALENTS                		   2.2          .0

CASH AND CASH EQUIVALENTS - January 1,  		                7.7         3.7
                        			                           	-------	    -------
CASH AND CASH EQUIVALENTS - March 31,		               $   9.9     $   3.7
                                                   				=======	    =======

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

2.  STOCK SPLIT

On May 13, 1998, the Board of Directors of the Company declared a two-for-one stock split in the form of a stock dividend for shareholders of record on May 29, 1998. The shares will be distributed to shareholders on June 15, 1998. Common Stock and Additional Contributed Capital as of March 31, 1998, and all references to share and per share amounts in the accompanying financial statements have been restated to reflect the split.

3.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                				            March 31,      December 31,
                                        				      1998   	        1997
                                       					    ---------	     ------------
At First-In, First-Out (FIFO) cost

  Finished goods  			                           $  262.0         $  228.0
  Work in process       		                          57.3             50.3
  Raw materials         		                         182.9            170.0
                                        					    --------	        --------
                                 				              502.2            448.3
Excess of FIFO cost over LIFO cost                  14.3             15.1
                                        					    --------	        --------
                                  			           $  487.9         $  433.2
                                        					    ========	        ========

4.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                        				    March 31,      December 31,
        				                                      1998             1997
	                                       				   ----------	     ------------
Property, plant and equipment, at cost         $ 1,313.7        $ 1,212.3
Less accumulated depreciation                      540.3            519.1
                                       					    ---------	       ---------
                                       					   $   773.4        $   693.2
                                       					    =========	       =========

5.   COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the quarter ending March 31, 1998 and 1997, comprehensive income was $57.9 and $46.0, respectively.

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                               (Unaudited)

6.  EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

                 		                                    Three Months Ended
				                                                        March 31,
                                             						    ------------------
                                               				     1998        1997
                                             						    ------      ------
Basic
  Weighted average shares outstanding,
    including shares issuable for little
    or no cash     			                                  196.3       186.4
                                             						    =======	    =======
  Net earnings                                   		   $  57.9     $  48.4
                                             						    =======	    =======
  Earnings per share - basic                      	   $   .29     $   .26
                                             						    =======	    =======
Diluted
  Weighted average shares outstanding,
    including shares issuable for little
    or no cash                        	           	     196.3       186.4
  Additional dilutive shares
    principally from the assumed
    exercise of outstanding stock
    options                     	                 	       3.4         2.9
                                             						    -------	    -------
                                                			     199.7       189.3
                                             						    =======	    =======
  Net earnings                                        $  57.9     $  48.4
                                             						    =======	    =======
  Earnings per share - diluted                        $   .29     $   .26
                                  		                   =======	    =======

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                               (Unaudited)

7.  CONTINGENCIES

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

One of the Company's subsidiaries is involved in an unfair labor complaint filed by the National Labor Relations Board prior to the Company's acquisition of the subsidiary. An administrative decision has been rendered against the subsidiary, which was recently upheld by the courts. The Company is currently pursuing actions to resolve this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All share and per share amounts have been adjusted for the stock split discussed in Item I, Note 2.

Capital Resources and Liquidity
--------------------------------
The Company's total capitalization at March 31, 1998 and December 31, 1997 is shown in the table below. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

(Dollar amounts in millions)

                                     			  			    March 31,      December 31,
                                        					      1998 	          1997
                                       						   ----------	     ------------
   Long-term debt outstanding:
     Scheduled maturities	                      $   451.8       $   402.9
       Average interest rates                    				 6.6%            6.6%
       Average maturities in years   	              	 6.1             6.3
     Revolving credit/commercial paper     	        139.5            63.3
                                       						     --------	       --------
           Total long-term debt         	           591.3           466.2

   Deferred income taxes and other liabilities      110.2            93.6

   Shareholders' equity   			                     1,287.6         1,174.0
                                       						    ---------	      ---------
     Total capitalization			                    $ 1,989.1       $ 1,733.8
                                       						    =========  	    =========
		Unused committed credit                       $   240.0       $   240.0


The Company's internal investments to modernize and expand manufacturing capacity were $36.5 million in the first quarter of 1998. The Company also invested $52.2 million in cash (net of cash acquired) and issued 2.9 million shares of common stock and common stock equivalents to make 10 acquisitions. Cash provided by operating activities provided approximately one-third of the funds required for these investments. Increased borrowing under the Company's commercial paper program initially provided the balance. In March 1998, the Company issued $50 million in medium-term notes. These notes have fixed interest rates of 6.07% and 5-year maturities. Proceeds from the notes were used to repay commercial paper outstanding.

Working capital at March 31, 1998 was $691.9 million, up from $572.1 million at year-end. Total current assets increased $131.1 million, due primarily to increases in accounts and notes receivable and inventories attributable to increased sales. Total current liabilities increased $11.3 million, due to increases in accounts payable and accrued expenses.

In addition to unused committed credit, the Company has the availability of short-term uncommitted credit from several banks. However, there was no short-term bank debt outstanding at March 31, 1998. Given this strong financial position and the continuing strong coverage of interest expense, the Company has substantial capital resources and flexibility to provide for projected internal cash needs and additional acquisitions consistent with management's goals and objectives.

Effective April 28, 1998, the Company's senior debt rating was upgraded to A+ from A by Standard & Poor's. Also in April, the Company issued $26 million in medium term notes with fixed interest rates of 6.30% and maturities of 10 years. Proceeds from these notes were used to repay commercial paper outstanding.

Results of Operations
---------------------
The Company's continuing growth resulted in record first quarter sales and earnings in 1998. Sales increased to $793.2 million (up 18%) and net earnings grew to $57.9 million (up 20%) - both compared with 1997 first quarter records. Earnings per diluted share increased to $.29 (up 12%) - also compared with a first quarter record set in 1997.

Increased 1998 sales reflected ongoing benefits from acquisitions and internal improvements. Acquisitions accounted for more of the sales growth than other factors. The balance of the sales growth primarily reflected increased unit volumes.

Net earnings grew faster than sales due to a slight improvement in 1998 profit margins. The somewhat lower growth in earnings per share, when compared to the growth in net earnings, primarily reflects the issuance of shares in the Company's acquisition program. The following table shows various measures of earnings as a percentage of sales for the first quarter in both of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest in each period.

                                              							Quarter Ended
                                               						   March 31,
                                       						       1998       1997
                                       						      ------	    ------
     Gross profit margin 				                       25.5%      25.3%
     Pre-tax profit margin   			                    11.7       11.6
     Net profit margin       			                     7.3        7.2
     Effective income tax rate       		             37.5       38.0
     Interest coverage ratio 			                    11.5x      11.8x


As shown above, the gross profit margin improved in 1998 as many operations increased sales and efficiencies and the Company's costs for some materials declined. Some of this improvement was offset by a somewhat higher operating expense ratio and increased interest expense as a percentage of sales. Thus, the pre-tax profit margin improved slightly. The net profit margin also benefited from a slightly lower effective income tax rate in 1998.

Consistent cash flow, a conservative capital policy and the success of management's long-term growth strategy have allowed the Company to sustain a 27-year record of increasing dividends. In March 1998, shareholders received first quarter dividends at a new quarterly rate of $.075 per share. This dividend was 7% higher than the previous two quarters and 15% higher than the 1997 first quarter dividend.

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE SENSITIVITY

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not in the past used any derivative financial instruments to hedge its exposure to interest rate changes. Substantially all of the Company's debt is denominated in United States dollars. The fair value of variable rate debt is not significantly different from its recorded amount. Using the U.S. Treasury Bond rate as of March 31, 1998 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program, there was no material change in the fair value of debt obligations since December 31, 1997, when compared to the carrying value. The principal fixed rate debt of the Company increased by approximately $50 and principal variable rate debt increased by approximately $76 since December 31, 1997.

EXCHANGE RATE SENSITIVITY

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at March 31, 1998 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment (excluding goodwill) in foreign subsidiaries subject to translation exposure at March 31, 1998 has not changed significantly since December 31, 1997.

COMMODITY PRICE SENSITIVITY

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $45 (at cost) in inventory at March 31, 1998. The current fair value of aluminum approximated its carrying value at March 31, 1998. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

During the first quarter of 1998 the Company issued 2,815,730 shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. These securities were issued in connection with the acquisition of four businesses. On January 30, 1998, 974,638 shares were issued pursuant to
Section 4(2) and Regulation D to acquire Cumulus Fibres, Inc. from its shareholders. On February 4, 1998, 1,591,266 shares were issued pursuant to
Section 4(2) and Regulation D to acquire Syndicate Systems, Inc. from its shareholders. On February 11, 1998, 65,934 shares were issued pursuant to
Section 4(2) to acquire American Innerspring, Co. from its sole shareholder.
On March 2, 1998, 183,892 shares were issued pursuant to Section 4(2) and Regulation D to acquire B&C Die Cast, Inc. from its shareholders.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibit 27 - Financial Data Schedule

               Exhibit 27.1 - Restated Financial Data Schedules

               Exhibit 27.2 - Restated Financial Data Schedules

               Exhibit 27.3 - Restated Financial Data Schedules

          (B) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEGGETT & PLATT, INCORPORATED





DATE: May 13, 1998                 By:  /s/ HARRY M. CORNELL, JR.
                                   					---------------------------
                                        Harry M. Cornell, Jr.
                                        Chairman of the Board
                                        and Chief Executive Officer





DATE: May 13, 1998                 By:  /s/ MICHAEL A. GLAUBER
                                   					---------------------------
                                         Michael A. Glauber
                                         Senior Vice President,
                                         Finance and Administration

                          EXHIBIT INDEX


Exhibit                                                          Page
-------								                                                  ----
  27     Financial Data Schedule                                  14

  27.1   Restated Financial Data Schedules                     	  15

  27.2   Restated Financial Data Schedules                  	  	  16

  27.3   Restated Financial Data Schedules             	       	  17