Form 10-Q
period 1998-06-30
LEGGETT & PLATT INC
filed 1998-08-13
CIK 58492

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                               	-------------
                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from          to
                                            --------    --------

                For Quarter Ended        Commission File Number
                  June 30, 1998                   1-7845
                -----------------	       ----------------------

                         LEGGETT & PLATT, INCORPORATED
                     			 -----------------------------
            (Exact name of registrant as specified in its charter)


              Missouri                           44-0324630
  -------------------------------    ------------------------------------
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)


           No. 1 Leggett Road
           Carthage, Missouri                           64836
  ----------------------------------------   	       ----------
  (Address of principal executive offices)           (Zip Code)


  Registrant's telephone number, including area code   (417) 358-8131
                                           					      ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X     No
      ---       ---

  Common stock outstanding as of August 1, 1998:   196,726,744

                         PART I.  FINANCIAL INFORMATION
                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                         ITEM 1.  FINANCIAL STATEMENTS
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

(Amounts in millions)

                                   				      		    June 30,    December 31,
                                          					      1998          1997
                                         						   ---------	   ------------
CURRENT ASSETS
  Cash and cash equivalents    	      	           $    21.7     $     7.7
  Accounts and notes receivable     		                502.5         450.1
  Allowance for doubtful accounts         	           (13.3)        (11.5)
  Inventories         				                            483.4         433.2
  Other current assets                              			63.9          65.1
						                                             ---------	    ---------
    Total current assets        		                  1,058.2         944.6

PROPERTY, PLANT & EQUIPMENT, NET              	       775.3         693.2

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $44.2 in 1998
   and $38.2 in 1997    			                           454.8         394.0
  Other intangibles, less accumulated
   amortization of $27.6 in 1998
   and $24.1 in 1997    			                            31.9          31.6
  Sundry    		                                     				60.0          42.9
                                         						    ---------     ---------
    Total other assets          		                    546.7         468.5
                                          					    ---------     ---------
TOTAL ASSETS    		                           		   $ 2,380.2     $ 2,106.3
                                         						    =========	    =========
CURRENT LIABILITIES
  Accounts and notes payable    		                $   132.5     $   128.7
  Accrued expenses      			                           156.1         166.4
  Other current liabilities     		                     68.0          77.4
                                         						    ---------	    ---------
    Total current liabilities   		                    356.6         372.5

LONG-TERM DEBT  				                                  576.2         466.2
OTHER LIABILITIES       			                            44.1  	       40.8
DEFERRED INCOME TAXES   		                           		66.3          52.8

SHAREHOLDERS' EQUITY
  Common stock  				                                  	 2.0           1.0
  Additional contributed capital        	             386.9         311.9
  Retained earnings     			                           963.9         871.3
  Accumulated other comprehensive income       	      (15.2)        (10.1)
  Treasury stock        			                             (.6)          (.1)
                 				                              ---------	    ---------
    Total shareholders' equity      		              1,337.0       1,174.0
                                         						    ---------	    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    	   $ 2,380.2     $ 2,106.3
                                         						    =========	    =========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

(Amounts in millions, except per share data)

                		                   Six Months Ended       Three Months Ended
        		                                June 30,       	        June 30,
                       			         --------------------     ------------------
                               			   1998        1997    	    1998      1997
                                   --------    --------  	  --------  --------
Net sales 		                      $ 1,648.6   $ 1,394.4  	   $ 855.4   $ 721.2

Cost of goods sold                  1,227.0     1,040.8        636.1     537.7
                       			         ---------   ---------	     -------   -------
  Gross profit  	                     421.6       353.6        219.3     183.5

Selling, distribution and
  administrative expenses             203.6       170.3        105.0      87.9

Interest expense      		               18.8        15.3         10.0       8.2

Other deductions (income), net          5.7         6.0          3.5       3.5
                               			 ---------   ---------      -------   -------
  Earnings before income taxes        193.5       162.0        100.8      83.9

Income taxes    		                     72.2        61.6         37.4      31.9
                            			  	 ---------   ---------	     -------   -------
  NET EARNINGS                  		$   121.3   $   100.4      $  63.4   $  52.0
                              				 =========   =========	     =======   =======

Earnings Per Share
  Basic   		                     	$     .62   $     .54      $   .32   $   .28
  Diluted  			                    $     .61   $ 	   .53      $   .32   $   .27

Cash Dividends Declared
  Per Share 			                   $    .155   $     .13      $   .08   $  .065

Average Shares Outstanding
  Basic    		                         196.9       187.2        197.6     188.0
  Diluted			                          200.3       189.9        200.9     190.4


See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
(Amounts in millions)

                        				                               Six Months Ended
        		                                                					June 30,
                                                 							   ----------------
                                                  						    1998      1997
         	                 			                             ------    ------
OPERATING ACTIVITIES
  Net Earnings  				                                      $ 121.3   $ 100.4
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation      				                                 50.7      43.4
      Amortization      				                                 10.3       7.9
      Other     					                                         2.8       3.9
      Other changes, net of effects
        from purchases of companies
          Increase in accounts receivable, net    	         (21.0)    (73.1)
          (Increase) decrease in inventories         	      (13.0)     16.1
          Increase in other current assets      	            (2.9)     (3.6)
          (Decrease) increase in current liabilities         (9.1)     27.7
                                                 							   -------   -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES      139.1     122.7

INVESTING ACTIVITIES
  Additions to property, plant and equipment    	           (67.9)    (50.5)
  Purchases of companies, net of cash acquired  	           (73.5)    (86.2)
  Other 						                                               (6.6)      1.6
                 	                                  				   -------   -------
             NET CASH USED FOR INVESTING ACTIVITIES        (148.0)   (135.1)

FINANCING ACTIVITIES
  Additions to debt     	                            			    257.9     177.7
  Payments on debt      				                               (186.5)   (125.0)
  Dividends paid			                                   		    (43.9)    (34.8)
  Other 						                                               (4.6)     (2.0)
							                                                    -------   -------
             NET CASH PROVIDED BY FINANCING ACTIVITIES       22.9      15.9
                 				                                  	   -------   -------
INCREASE IN CASH AND CASH EQUIVALENTS         		             14.0       3.5

CASH AND CASH EQUIVALENTS - January 1,  		                    7.7       3.7
                 				                                      -------   -------
CASH AND CASH EQUIVALENTS - June 30,			                   $  21.7   $   7.2
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

2.  STOCK SPLIT

On May 13, 1998, the Board of Directors of the Company declared a two-for-one stock split in the form of a stock dividend for shareholders of record on May 29, 1998. The shares were distributed to shareholders on June 15, 1998. All references to share and per share amounts in the accompanying financial statements have been restated to reflect the split.

3.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                      					       June 30,       December 31,
      					                                         1998          	  1997
                                      					      ---------	      ------------
At First-In, First-Out (FIFO) cost
  Finished goods			                              $  256.1          $  228.0
  Work in process       		                           63.9              50.3
  Raw materials                                				 175.4             170.0
					                                             --------	       	 --------
					                                               495.4             448.3
Excess of FIFO cost over LIFO cost      	            12.0   	          15.1
                                      					       --------		        --------
                                      					      $  483.4          $  433.2
                                      					       ========		        ========

4.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

	                                      				       June 30,       December 31,
                                             						 1998             1997
                                      					      ---------	      ------------
Property, plant and equipment, at cost           $ 1,335.3         $ 1,212.3
Less accumulated depreciation   	                    560.0             519.1
                                       					      ---------	       	---------
                                        				     $   775.3         $   693.2
                                       					      =========	       	=========

5.  COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the six months ending June 30, 1998 and 1997, comprehensive income was $116.2 and $98.3, respectively.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                  (Unaudited)


6.  EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

                            				   Six Months Ended         Three Months Ended
      				                             June 30,       	          June 30,
                            				   ----------------	        ------------------
                            				    1998      1997    	      1998        1997
                                   ------    ------  	      ------	     ------
Basic
  Weighted average shares
   outstanding, including
   shares issuable for
   little or no cash    	          196.9     187.2          197.6       188.0
                            				  =======   =======	       =======     =======

  Net earnings  		               $ 121.3   $ 100.4     	  $  63.4     $  52.0
                            				  =======   ======= 	      =======     =======

  Earnings per share - basic     $   .62   $   .54        $   .32     $   .28
                                  =======   =======        =======     =======

Diluted
  Weighted average shares
   outstanding, including
   shares issuable for
   little or no cash    	          196.9     187.2          197.6       188.0

  Additional dilutive shares
   principally from the
   assumed exercise of
   outstanding stock options         3.4       2.7            3.3         2.4
                            				  -------   -------	       -------     -------
                              		   200.3     189.9          200.9       190.4
                            				  =======   =======	       =======     =======

  Net earnings			                $ 121.3   $ 100.4        $  63.4     $  52.0
                            				  =======   =======  	     =======     =======

  Earnings per share - diluted   $   .61   $   .53        $   .32     $   .27
                            				  =======   =======	       =======     =======

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

Capital Resources and Liquidity
--------------------------------
The Company's total capitalization at June 30, 1998 and December 31, 1997 is shown in the table below. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

                                   					         June 30,     December 31,
				                                          		   1998           1997
                                          						---------     ------------
(Dollar amounts in millions)
Long-term debt outstanding:
    Scheduled maturities			                     $   576.2      $   402.9
        Average interest rates  		                    6.6%           6.8%
        Average maturities in years  		               6.4            6.3
    Revolving credit/commercial paper      	           --           63.3
                                          						 ---------	     ---------
        Total long-term debt    		                  576.2    	     466.2

Deferred income taxes and other liabilities         110.4           93.6

Shareholders' equity    			                       1,337.0        1,174.0
                                          						 ---------	     ---------
   Total capitalization     	                 		$ 2,023.6      $ 1,733.8
                                          						 =========	     =========

Unused committed credit 		                     	$   240.0      $   240.0

The Company's internal investments to modernize and expand manufacturing capacity were $67.9 million in the first six months of 1998. The Company also invested $73.5 million in cash (net of cash acquired) and issued 2.9 million shares of common stock and common stock equivalents to make 12 acquisitions. Cash provided by operating activities provided a majority of the funds required for these investments.

The Company issued $176 million in privately placed medium-term notes during the first six months of 1998. These notes have fixed interest rates averaging 6.2%
and maturities averaging just over seven years.   Proceeds from the notes were
used to repay commercial paper outstanding. The Company's senior debt rating was upgraded to single A+ from single A by Standard & Poor's Corporation in April.

Working capital at June 30, 1998 was $701.6 million, up from $572.1 million at year-end. Total current assets increased $113.6 million, due primarily to increases in accounts and notes receivable and inventories attributable to increased sales. Cash and cash equivalents also increased, more than offsetting a decrease in other current assets. Total current liabilities decreased $15.9 million. Decreases in accrued expenses and other current liabilities more than offset an increase in accounts and notes payable.

In addition to unused committed credit, the Company has the availability of short-term uncommitted credit from several banks. However, there was no short-term bank debt outstanding at mid-year 1998 or at the end of 1997.
Given this strong financial position and the continuing strong coverage of interest expense, the Company has substantial capital resources and flexibility to provide for projected internal cash needs and additional acquisitions consistent with management's goals and objectives.

Results of Operations
----------------------
The Company's continuing growth resulted in record sales and earnings for the first half of 1998. Sales increased to $1.65 billion (up 18.2%) and net earnings grew to $121.3 million (up 20.8%) - both compared with first half records in 1997. Earnings per diluted share increased to $.61 (up 15.1%) - also compared with the first half of 1997.

Results for this year's second quarter showed similar increases. Sales of $855.4 million were up 18.6%, net earnings of $63.4 million were up 21.9%, and earnings per diluted share of $.32 were up 18.5% - all at record levels compared with the second quarter of 1997.

Increased 1998 sales reflected ongoing benefits from acquisitions and internal improvements. Acquisitions continued to account for more of the sales growth than other factors. The balance of the sales growth primarily reflected increased unit volumes.

Net earnings grew faster than sales due to a slight improvement in 1998 profit margins. The somewhat lower growth in earnings per share, when compared to the growth in net earnings, primarily reflected the issuance of shares in the Company's acquisition program and employee stock benefit plans. The following table shows various measures of earnings as a percentage of sales for the first six months and the second quarter in both of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest for each respective period.

				                                     Six Months Ended      Quarter Ended
					                                        June 30,             June 30,
                                			      1998        1997     1998       1997
                                  	      ----	       ----     ----	      ----
Gross profit margin     	                25.6%       25.4%    25.6%      25.4%
Pre-tax profit margin   	                11.7        11.6     11.8       11.6
Net profit margin		                       7.4         7.2      7.4        7.2
Effective income tax rate   	            37.3        38.0     37.1       38.0
Interest coverage ratio       	          11.3x       11.6x    11.1x      11.2x


The gross profit margin for the first six months of 1998 improved as many operations increased sales and the Company's costs for some materials declined. Some of this improvement was offset by a slightly higher operating expense ratio and increased interest expense, which is reflected in the pre-tax margin. The net profit margin also benefited from a slightly lower effective income tax rate in 1998.

In the second quarter, the gross profit margin showed the same year-to-year improvement as the first six months. In addition, the higher operating expense ratio and increased interest expense in 1998 were offset by lower other deductions, net of other income for the quarter. Thus, the pre-tax profit margin showed the same improvement as the gross margin. The net profit margin for the quarter also benefited from a slightly lower effective income tax rate in 1998.

Consistent cash flow, a conservative capital policy and the success of management's long-term strategy have allowed the Company to sustain a 27-year record of increasing dividends. Dividends declared in the first half of 1998 were $.155 per share. The quarterly rates were increased to $.075 per share in February and $.08 per share in May. Compared to the first half of 1997, these dividends together were up 19.2%. A third quarter dividend of $.08 per share was declared on August 6, 1998, and is payable on September 15, 1998 to shareholders of record on August 21, 1998.

Statements of Financial Accounting Standards Not Yet Adopted
-------------------------------------------------------------
The Financial Accounting Standards Board (FASB) issued a new accounting standard on "Accounting For Derivative Instruments and Hedging Activities" (FASB
No. 133). This new standard was issued in June 1998 and will become effective in the Company's financial statements for the year 2000. Management is currently analyzing the impact of the adoption of FASB No. 133, but does not anticipate any material impact on the Company's consolidated financial statements.

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE SENSITIVITY

The Company has debt obligations sensitive to changes in interest rates.
The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not in the past used any derivative financial instruments to hedge its exposure to interest rate changes. Substantially all of the Company's debt is denominated in United States dollars. The fair value of variable rate debt is not significantly different from its recorded amount. Using the U.S. Treasury Bond rate as of June 30, 1998 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program, there was no material change in the fair value of debt obligations since December 31, 1997, when compared to the carrying value. The principal fixed rate debt of the Company increased by approximately $176 and principal variable rate debt decreased by approximately $63 since December 31, 1997.

EXCHANGE RATE SENSITIVITY

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at June 30, 1998 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment (excluding goodwill) in foreign subsidiaries subject to translation exposure at June 30, 1998 has not changed significantly since December 31, 1997.

COMMODITY PRICE SENSITIVITY

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $32 (at cost) in inventory at June 30, 1998. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 13, 1998.   Matters
voted upon were (1) election of directors, and (2) ratification of PricewaterhouseCoopers as the Company's independent auditors.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1.  Election of Directors

           DIRECTOR                           FOR               WITHHELD

        Raymond F. Bentele                169,607,340            542,104
        Harry M. Cornell, Jr.             168,811,384          1,338,060
        Robert Ted Enloe, III             169,601,710            547,734
        Richard T. Fisher                 169,630,610            518,834
        Bob L. Gaddy                   	  168,834,446          1,314,998
        David S. Haffner                  168,852,874  	       1,296,570
        Thomas A Hays               	     169,601,842            547,602
        Robert A. Jefferies, Jr.          168,858,484          1,290,960
        Alexander M. Levine               169,625,744            523,700
        Richard L. Pearsall               169,583,250            566,194
        Duane W. Potter                   168,841,998          1,307,446
        Maurice E. Purnell, Jr.           168,821,998          1,327,446
        Alice L. Walton                	  169,634,758  	         514,686
        Felix E. Wright                   168,834,324          1,315,120

2.  Ratification of Independent Auditors

          FOR                     AGAINST                     ABSTAIN

      169,597,994                  79,470                     431,632

ITEM 5. OTHER INFORMATION

Proposals of stockholders intended to be presented at the 1999 Annual Meeting must be received by the Company by December 1, 1998 for inclusion in the Company's Proxy Statement and Proxy relating to that meeting. Upon receipt of any such proposal, the Company will determine whether or not to include such proposal in the Proxy Statement and Proxy in accordance with regulations governing the solicitation of proxies.

In order for a stockholder to nominate a candidate for director, under
Section 2.1 of the Company's Bylaws timely notice of the nomination must be received by the Company by February 12, 1999 for the 1999 Annual Meeting. In order for a stockholder to bring other business before a stockholder meeting, under Section 1.2 of the Company's Bylaws timely notice must be received by the Company by January 30, 1999 for the 1999 Annual Meeting. These time limits also apply in determining whether notice is timely under rules adopted by the SEC relating to exercise of discretionary voting authority.

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

                                        LEGGETT & PLATT, INCORPORATED





DATE: August 11, 1998            By: /s/ HARRY M. CORNELL, JR.
                             				    -----------------------------
                                      Harry M. Cornell, Jr.
                                      Chairman of the Board
                                      and Chief Executive Officer





DATE: August 11, 1998            By: /s/ MICHAEL A. GLAUBER
                             				    -----------------------------
                                      Michael A. Glauber
                                      Senior Vice President,
                                      Finance and Administration

                                 EXHIBIT INDEX


Exhibit                                                              Page
-------								                                                      ----
   27     Financial Data Schedule                                     15