Form 10-Q
period 1998-09-30
LEGGETT & PLATT INC
filed 1998-11-12
CIK 58492

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                      OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from           to


                For Quarter Ended        Commission File Number
                September 30, 1998                1-7845


                         LEGGETT & PLATT, INCORPORATED

            (Exact name of registrant as specified in its charter)


                 Missouri                           44-0324630

   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


             No. 1 Leggett Road
             Carthage, Missouri                                64836

   (Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code   (417) 358-8131


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X     No

  Common stock outstanding as of November 1, 1998:   196,825,010

                      PART I.  FINANCIAL INFORMATION
              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                       ITEM 1.  FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                               (Unaudited)

(Amounts in millions)                          September 30,      December 31,
                                                   1998               1997
CURRENT ASSETS
  Cash and cash equivalents                      $    42.3          $    7.7
  Accounts and notes receivable                      577.1             450.1
  Allowance for doubtful accounts                    (15.5)            (11.5)
  Inventories                                        471.0             433.2
  Other current assets                                63.7              65.1
-----------------------------------------------------------------------------
    Total current assets                           1,138.6             944.6

PROPERTY, PLANT & EQUIPMENT, NET                     803.8             693.2

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $47.4 in 1998
   and $38.2 in 1997                                 456.6             394.0
  Other intangibles, less accumulated
   amortization of $29.0 in 1998
   and $24.1 in 1997                                  31.6              31.6
  Sundry                                              52.2              42.9
-----------------------------------------------------------------------------
    Total other assets                               540.4             468.5
-----------------------------------------------------------------------------
    TOTAL ASSETS                                 $ 2,482.8         $ 2,106.3
=============================================================================

CURRENT LIABILITIES
  Accounts and notes payable                     $   154.1         $   128.7
  Accrued expenses                                   171.6             166.4
  Other current liabilities                           65.9              77.4
-----------------------------------------------------------------------------
    Total current liabilities                        391.6             372.5

LONG-TERM DEBT                                       585.1             466.2
OTHER LIABILITIES                                     47.2              40.8
DEFERRED INCOME TAXES                                 68.9              52.8

SHAREHOLDERS' EQUITY
  Common stock                                         2.0               1.0
  Additional contributed capital                     393.6             311.9
  Retained earnings                                1,013.1             871.3
  Accumulated other comprehensive income             (17.4)            (10.1)
  Treasury stock                                      (1.3)              (.1)
-----------------------------------------------------------------------------
    Total shareholders' equity                     1,390.0           1,174.0
-----------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 2,482.8         $ 2,106.3
=============================================================================

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                               (Unaudited)

(Amounts in millions, except per share data)

                                 Nine Months Ended       Three Months Ended
                                   September 30,            September 30,
                                 1998        1997         1998        1997
Net sales                     $ 2,532.7   $ 2,141.4     $ 884.1     $ 747.0

Cost of goods sold              1,882.3     1,599.3       655.3       558.5
----------------------------------------------------------------------------
   Gross profit                   650.4       542.1       228.8       188.5

Selling, distribution and
   administrative expenses        313.5       262.1       109.9        91.8

Interest expense                   28.7        23.3         9.9         8.0

Other deductions (income), net     10.3        10.8         4.6         4.8
----------------------------------------------------------------------------
   Earnings before income taxes   297.9       245.9       104.4        83.9

Income taxes                      111.4        92.7        39.2        31.1
----------------------------------------------------------------------------
   NET EARNINGS               $   186.5   $   153.2     $  65.2     $  52.8
============================================================================

Earnings Per Share
   Basic                      $     .94   $     .81     $   .33     $   .27
   Diluted                    $     .93   $     .80     $   .32     $   .27

Cash Dividends Declared
   Per Share                  $    .235   $     .20     $   .08     $   .07

Average Shares Outstanding
   Basic                          197.9       189.1       198.3       192.9
   Diluted                        200.6       192.0       201.1       196.3

See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Amounts in millions)                                    Nine Months Ended
                                                            September 30,
                                                          1998       1997
OPERATING ACTIVITIES
  Net Earnings                                          $ 186.5    $ 153.2
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation                                         77.0       64.5
      Amortization                                         15.4       12.0
      Other                                                13.2        2.7
      Other changes, net of effects
        from purchases of companies
          Increase in accounts receivable, net            (87.0)     (88.8)
          Decrease in inventories                           7.1        3.1
          Increase in other current assets                 (3.5)      (7.0)
          Increase in current liabilities                  15.2       70.3
---------------------------------------------------------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES     223.9      210.0

INVESTING ACTIVITIES
  Additions to property, plant and equipment             (102.1)     (86.7)
  Purchases of companies, net of cash acquired            (89.9)    (149.1)
  Other                                                      .1        4.6
---------------------------------------------------------------------------
            NET CASH USED FOR INVESTING ACTIVITIES       (191.9)    (231.2)

FINANCING ACTIVITIES
  Additions to debt                                       262.7      208.6
  Payments on debt                                       (193.3)    (134.7)
  Dividends paid                                          (59.9)     (48.6)
  Other                                                    (6.9)       1.7
---------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES       2.6       27.0
---------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                      34.6        5.8

CASH AND CASH EQUIVALENTS - January 1,                      7.7        3.7
---------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - September 30,               $  42.3    $   9.5
===========================================================================

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

3. INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                             September 30,      December 31,
                                                 1998               1997
At First-In, First-Out (FIFO) cost
  Finished goods                              $   234.0          $   228.0
  Work in process                                  60.7               50.3
  Raw materials                                   186.5              170.0
---------------------------------------------------------------------------
                                                  481.2              448.3
Excess of FIFO cost over LIFO cost                 10.2               15.1
---------------------------------------------------------------------------
                                              $   471.0          $   433.2
===========================================================================

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                             September 30,      December 31,
                                                 1998               1997

Property, plant and equipment, at cost        $ 1,394.3          $ 1,212.3
Less accumulated depreciation                     590.5              519.1
---------------------------------------------------------------------------
                                              $   803.8          $   693.2
===========================================================================

5. COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the nine months ending September 30, 1998 and 1997, comprehensive income was $179.2 and $153.4, respectively.

               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                 (Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

                                    Nine Months Ended     Three Months Ended
                                      September 30,          September 30,
                                     1998       1997       1998        1997
Basic
  Weighted average shares
    outstanding, including
    shares issuable for
    little or no cash               197.9      189.1       198.3      192.9
============================================================================
  Net earnings                    $ 186.5    $ 153.2     $  65.2    $  52.8
============================================================================
  Earnings per share - basic      $   .94    $   .81     $   .33    $   .27
============================================================================

Diluted
  Weighted average shares
    outstanding, including
    shares issuable for
    little or no cash               197.9      189.1       198.3      192.9
  Additional dilutive shares
    principally from the
    assumed exercise of
    outstanding stock options         2.7        2.9         2.8        3.4
----------------------------------------------------------------------------
                                    200.6      192.0       201.1      196.3
============================================================================
  Net earnings                    $ 186.5    $ 153.2     $  65.2    $  52.8
============================================================================
  Earnings per share - diluted    $   .93    $   .80     $   .32    $   .27
============================================================================

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

Capital Resources and Liquidity
--------------------------------
The Company's total capitalization at September 30, 1998 and December 31, 1997 is shown in the table below. The table also shows the amount of unused committed credit available through the Company's revolving bank credit agreements.

                                                 September 30,   December 31,
                                                     1998            1997
  (Dollar amounts in millions)
    Long-term debt outstanding:
      Scheduled maturities                        $   585.1       $   402.9
         Average interest rates                         6.6%            6.8%
         Average maturities in years                    6.1             6.3
      Revolving credit/commercial paper                   -            63.3
  --------------------------------------------------------------------------
         Total long-term debt                         585.1           466.2
    Deferred income taxes and other liabilities       116.1            93.6
    Shareholders' equity                            1,390.0         1,174.0
  --------------------------------------------------------------------------
      Total capitalization                        $ 2,091.2       $ 1,733.8
  ==========================================================================
    Unused committed credit                       $   300.0       $   240.0

The Company's internal investments to modernize and expand manufacturing capacity were $102.1 million in the first nine months of 1998. The Company also invested $89.9 million in cash (net of cash acquired) and issued 2.9 million shares of common stock and common stock equivalents to make 15 acquisitions. Cash provided by operating activities provided the funds required for these investments.

The Company issued $176 million in privately placed medium-term notes during the first half of 1998. These notes have fixed interest rates averaging 6.2% and maturities averaging just over seven years. Proceeds from the notes were used to repay commercial paper outstanding. There was no revolving credit or commercial paper outstanding at the end of this year's third quarter. During the quarter, the total amount of committed credit available through the revolving bank credit agreements was increased to $300 million, up from $240 million. The Company's senior debt rating was upgraded to single A+ from single A by Standard & Poor's in April.

Working capital at September 30, 1998 was $747.0 million, up from $572.1 million at year-end. Total current assets increased $194.0 million, due primarily to increases in accounts and notes receivable and inventories attributable to increased sales and acquisitions. Cash and cash equivalents also increased, more than offsetting a decrease in other current assets. Total current liabilities increased $19.1 million, due primarily to an increase in accounts and notes payable.

In addition to unused committed credit, the Company has the availability of short-term uncommitted credit from several banks. However, there was no short-term bank debt outstanding on September 30, 1998, or at the end of 1997. Given this strong financial position and the continuing strong coverage of interest expense, the Company has substantial capital resources and flexibility to provide for projected internal cash needs and additional acquisitions consistent with management's goals and objectives.

Results of Operations
-----------------------
The Company's continuing growth resulted in record sales and earnings for the first nine months of 1998. Sales increased to $2.53 billion (up 18.3%) and net earnings grew to $186.5 million (up 21.7%), both compared with the first nine months of 1997. Earnings per diluted share increased to $.93 (up 16.3%), also compared with the first nine months of 1997.

Results for this year's third quarter also increased to record levels. Sales of $884.1 million were up 18.4%, net earnings of $65.2 million were up 23.5%, and earnings per diluted share of $.32 were up 18.5%, all compared with the third quarter of 1997.

Increased 1998 sales reflected ongoing benefits from acquisitions and internal improvements. Acquisitions continued to account for more of the sales growth than other factors. The balance of the sales growth primarily reflected increased unit volumes. While internal improvements were broadly based, the Company's aluminum operations experienced some temporary disruptions. These disruptions primarily reflect (i) dislocations in the market for die cast components the Company makes and sells to manufacturers of gas barbecue grills; and (ii) the Company's reduced production and sales of aluminum ingot due to lower market prices and reduced availability of aluminum scrap used to make this raw material.

Net earnings have continued to increase faster than sales due to a slight improvement in 1998 profit margins. The following table shows various measures of earnings as a percentage of sales for the first nine months and the third quarter in both of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest for each respective period.

                                        Nine Months Ended       Quarter Ended
                                          September 30,         September 30,
                                         1998       1997        1998     1997

Gross profit margin                      25.7%      25.3%       25.9%    25.2%
Pre-tax profit margin                    11.8       11.5        11.8     11.2
Net profit margin                         7.4        7.2         7.4      7.1
Effective income tax rate                37.4       37.7        37.5     37.1
Interest coverage ratio                  11.4x      11.6x       11.5x    11.5x


Improvements in 1998 gross profit margins reflected increased sales and efficiencies in many operations and reduced costs for some raw materials. These favorable factors were partially offset by higher 1998 operating expense ratios. Thus, pre-tax and net profit margins improved slightly less than gross profit margins. The net profit margin in the first nine months of 1998 also benefited from a slightly lower effective income tax rate. In the third quarter, the tax rate was slightly higher in 1998.

This year's growth in earnings per share has been somewhat lower than the growth in net earnings due to the issuance of shares in the Company's acquisition program and employee stock benefit plans. The Board of Directors has authorized management, in its discretion, to buy shares of the Company's stock and maintain a treasury share balance up to 500,000 shares for use in employee benefit plans. In the past two months, approximately 280,000 shares have been purchased on the open market for an average cost of $19.62 per share. The authorization allows management to continue buying shares for benefit plans, and to repurchase additional shares issued in future acquisitions accounted for as purchases.

Consistent cash flow, a conservative capital policy and the success of management's long-term strategy have allowed the Company to sustain a 27-year record of increasing dividends. Dividends declared in the first three quarters of 1998 totaled $.235 per share. Quarterly rates were increased to $.075 per share in February and $.08 per share in May. The third quarter dividend of $.08 per share was paid on September 15, 1998 to shareholders of record on August 21, 1998.

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

Discussion of Year 2000 Issues
-------------------------------
The "Year 2000" issue refers to older computer programs that used only two digits to represent the year, rather than four digits. As a result, these older computer programs may not process information or otherwise function properly when using the year "2000", since that year will be indistinguishable from the year "1900". These computer programs are found in information processing applications and in timing devices for certain machinery and equipment.

To monitor Year 2000 issues, the Company implemented a Corporate level Year 2000 Steering Committee (the Steering Committee). The Steering Committee meets regularly to review the Company's progress, and to consider other actions that may be necessary for Year 2000 issues.

In addition, the Company has engaged a large, reputable consulting firm to perform certain procedures to review the Company's planning, implementation and readiness for the Year 2000 issues at certain major locations. The results of the consulting firm's preliminary study have been reviewed by the Company's Audit Committee of the Board of Directors. The Company has responded, or is in the process of responding, to any additional issues raised by the consulting firm's study. In early 1999, the consulting firm will update its evaluation of the Company's readiness and response to Year 2000 issues.

The Company recognized the Year 2000 issue several years ago, and has been working since to correct this problem in its computer systems. The majority of the Company's information processing is centralized at its Corporate Offices. All of these critical central systems have been converted to Year 2000 compliant software, and individual system testing is either complete or in progress. The remaining testing will be complete by the First Quarter of 1999.

Many of the Company's international and certain domestic operations do not use some or any of the Corporate Office centralized systems. All of these non-central system locations have active projects underway to convert their systems to Year 2000 compliant software by no later than the Third Quarter 1999. Adequate testing of these non-central system conversions is also expected to be completed by that date.

In total, combining both locations on central and non-central systems, management estimates that the Year 2000 systems conversion effort is currently over 70% complete.

All locations of the Company have been instructed to review their facilities for Year 2000 issues. Potential internal and third-party risks were identified for the operating locations to consider. Inventories of computer equipment, communications with key suppliers, correspondence with customers, obtaining machinery and equipment compliance certificates and other facility testing related to Year 2000 issues is in various stages of completion at the Company's approximately 300 locations around the world. These efforts are expected to be complete at all significant locations prior to the year 2000.

Since the Company has been working on Year 2000 issues for several years, the costs of mitigating these issues, which costs have not been material in the past, were expensed in ongoing operations. No material costs are expected from the remaining Year 2000 compliance efforts. It is not practical to segregate past or anticipated capital expenditures between Year 2000 compliance and expenditures which occur normally to keep operations technologically competitive. However, management believes that past or expected future capital requirements related to Year 2000 compliance issues are insignificant to its operations.

The Company manufactures a broad line of products in over 150 major manufacturing sites around the world. Raw materials and critical outside services are generally available from numerous supply sources including, in some cases, the Company's own vertically integrated operations. The Company's revenues are not dependent upon any single customer or any few customers. Therefore, the impact to the Company of any individual operating location or third-party risk involving Year 2000 is relatively small. It is reasonable to assume that the Company will experience a few, hopefully isolated, disturbances to its operations early in the year 2000. While reasonable actions have been taken, and will continue to be taken in the future, to mitigate such disruption, the magnitude of all Year 2000 disturbances cannot be predicted. In addition, any widespread Year 2000 failures, particularly in North America, in industries such as financial services, communications, transportation and electrical or other utilities could significantly and adversely impact the Company's operations.

The Company does not, at this time, have an overall "contingency plan" to address Year 2000 disturbances. Efforts to date have been concentrated on mitigating such disturbances. The Steering Committee plans in 1999 to discuss and evaluate the reasonable potential risks, and determine the extent of contingency planning and resources that are appropriate. Any such contingency actions and resources would be planned to be in place in sufficient time for the year 2000.

Forward-Looking Statements
----------------------------
This report and other public reports or statements made from time to time by the Company or its management may contain "forward-looking" statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as "anticipate," "believe," "estimate," "expect," or the like.

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

It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: general economic and market conditions and risks, such as the rate of economic growth in the United States, inflation, government regulation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products, etc.; and factors which could impact costs, including but not limited to the availability and pricing of raw materials, the availability of labor and wage rates, and fuel and energy costs. As indicated above, the consequences of the Year 2000 issues cannot be accurately predicted; therefore, actual consequences will remain at least to some extent uncertain.

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE SENSITIVITY

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not in the past used any derivative financial instruments to hedge its exposure to interest rate changes. Substantially all of the Company's debt is denominated in United States dollars. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt is calculated using the U.S. Treasury Bond rate as of September 30, 1998 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of fixed rate debt approximated $556 at September 30, 1998, as compared to $360 at December 31, 1997.

EXCHANGE RATE SENSITIVITY

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at September 30, 1998 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes.
The Company's net investment (excluding goodwill) in foreign subsidiaries subject to translation exposure was $230 at September 30, 1998, as compared to $182 at December 31, 1997.

COMMODITY PRICE SENSITIVITY

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $44 (at cost) in inventory at September 30, 1998. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

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

                                        LEGGETT & PLATT, INCORPORATED





DATE: November 12, 1998                  By: /s/ HARRY M. CORNELL, JR.

                                             Harry M. Cornell, Jr.
                                             Chairman of the Board
                                             and Chief Executive Officer





DATE: November 12, 1998                  By: /s/ MICHAEL A. GLAUBER

                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                                 EXHIBIT INDEX


Exhibit                                                            Page

  27       Financial Data Schedule                                  17