Form 10-K405
period 1998-12-31
LEGGETT & PLATT INC
filed 1999-03-31
CIK 58492

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

                  For the fiscal year ended December 31, 1998

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,989,690,000 on March 10, 1999.

   There were 197,803,977 shares of the Registrant's common stock outstanding as of March 10, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 12, 1999, are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I


Item 1.    Business.


     The Company is a manufacturer of a wide range of engineered products. It was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the development of steel coil bedsprings. The Company today serves markets for:


   . Residential Furnishings - components for bedding, furniture and other residential furnishings and related consumer products.

   . Commercial Furnishings - office and institutional furnishings components, retail store fixtures, displays and other commercial furnishings products and systems.

   . Aluminum Products - die castings, custom tooling and dies, machining, coating and other value added processes and aluminum raw materials.

   . Industrial Materials - drawn wire, specialty wire products and welded steel tubing.

   . Specialized Products - automotive seating suspension, lumbar support and control cable systems, specialized machinery and manufacturing equipment.


     The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

     General Development of Business. In 1998 the Company acquired seventeen businesses with aggregate annualized sales of approximately $300 million. Three additional businesses were acquired in the first two months of 1999. Eight businesses producing residential furnishings were acquired by the Company in 1998 and the first two months of 1999 with annualized sales of approximately $140 million. Over the same period, the Company acquired five companies producing commercial furnishings which also have annualized sales of approximately $140 million. During this same period, three businesses were acquired producing aluminum products with annualized sales of approximately $35 million, one business producing industrial materials was acquired with approximately $25 million in annualized sales and three businesses producing specialized products were acquired with annualized sales of approximately $30 million.

     Reference is also made to Note C of the Notes to Consolidated Financial Statements for further information about the Company's acquisitions.

     Residential Furnishings. The Company's residential furnishings products include a broad line of components used by manufacturers to make finished bedding and residential furniture products. Examples of residential furnishings components manufactured by the Company include (i) innerspring and boxspring units for mattresses and boxsprings; (ii) foam, textile, fiber, non-woven fabrics and other cushioning materials for bedding, furniture and industrial applications; (iii) springs and seating suspensions for chairs, sofas and other residential furniture; (iv) steel mechanisms and hardware for reclining chairs, sleeper sofas and other types of motion furniture; and (v) other furniture supplies.

     The Company also manufactures or distributes finished residential furnishings. These finished products include bed frames; daybeds; bunk beds; headboards; adjustable electric beds; fashion beds, carpet underlay and non-slip products.

     Most of the Company's customers for residential furnishings manufacture finished bedding (mattresses and boxsprings) or upholstered and non-upholstered furniture for residential use. Finished residential furnishings are sold to bedding and furniture manufacturers for resale or directly to retailers.

     The Company's diverse range of components gives its residential furnishings manufacturer-customers access to a single source for most of their component needs. For example, a manufacturer of bedding can come to the Company for almost every component part of a mattress and boxspring, except the upholstering material. This same principle holds true for manufacturers of other residential furnishings such as upholstered recliner chairs, sofas and loveseats. Because the Company has the advantage of long production runs and numerous production and assembly locations, it can generally produce component products more efficiently than its customers. Therefore, components customers can focus on the design, style and marketing of their various residential furnishings products, rather than the production of components.

          Commercial Furnishings. The Company manufactures a number of commercial furnishings products, including both finished products and components.

     Finished commercial furnishings include point of purchase displays, store fixtures and shelving, racking, counters and carts used to store and handle
materials.   Point of purchase displays and store fixtures, made of wood, metal, wire and plastics, are used by customers including a wide variety of branded product manufacturers, distributors and retailers to display merchandise. The Company has the ability to provide custom designed full store fixture packages as well as more generic shelving used by large retailers, grocery stores, discount chains and the like. Commercial storage products provide for the efficient storage, organization and handling of materials used in food handling, health care and other applications. Customers for these products include restaurants, hospitals, and other businesses which have storage and handling needs.

     Commercial furnishings components include chair controls (devices which allow office chairs to be adjusted as to height, tilt and swivel), chair bases, columns, backrests, casters and other components used by customers which manufacture office, institutional and other commercial furnishings.

          Aluminum Products. The Company is engaged in die casting component parts used by a number of different industries. The die castings are primarily aluminum. Some zinc die castings are also produced.

          The Company's die casting products are sold in a diverse group of industrial and consumer markets. Examples of significant aluminum product types include components of outdoor gas barbecue grills; outdoor lighting fixtures; cable and telecommunication products, covers, housings and other items used by computer and electronics manufacturers; end shields and other components used in the construction of electric motors; various components of consumer appliances such as waffle grids and blender bases; components of power tools; clean room flooring tiles; and parts for motorcycles, snowmobiles, ATVs, trucks and automobiles. The Company's larger customers for aluminum products include those manufacturing gas barbecue grills, electric motors, outdoor lights, cable line amplifiers, wireless communication systems, electronic devices, automobiles, motorcycles, trucks and outdoor furnishings products. The business of the Company's gas barbecue grill customers is somewhat seasonal with the bulk of shipments to these customers normally occurring during the first two quarters of the year.

          The Company also manufactures and refurbishes dies (also known as molds or tools) for all types and sizes of die casting machines. These dies are sold to the Company's customers for die castings and others.

          In addition, the Company operates two smelting locations where aluminum ingot and other forms of raw aluminum are produced from aluminum scrap. This aluminum is used by the Company's die casting operations and sold to unaffiliated customers.

          Industrial Materials. The Company produces drawn steel wire and steel tubing as well as certain finished wire products. Drawn wire and tubing are important raw materials used widely in manufacturing the Company's products. Wire is used to make innersprings and box springs for the Company's bedding customers, different types of springs and seating constructions used by the Company's residential furniture manufacturer-customers, finished commercial furnishings products such as racks and displays and automotive products.

          Steel tubing is used in many of the Company's products including motion furniture mechanisms, displays, shelving and storage products, and finished residential furnishings.

          In addition to supplying the Company's needs for these materials, the Company sells drawn wire and tubing products to a diverse group of industrial customers such as manufacturers of automobiles, yard and garden equipment, recreational equipment, construction related products, mechanical springs and other formed wire consumer products.

          Finished wire products using wire drawn by the Company include wire ties used to secure cotton bales and baling wire used to bale waste materials. Customers for these products include cotton gins, textile companies, recyclers and waste removal concerns. The Company also manufactures and sells tying heads of various types which tie wire used to secure baled material in various applications.

          Specialized Products. Two smaller business units are engaged in manufacturing products for the automotive industry and manufacturing machinery used primarily by bedding manufacturers. In the automotive area the Company manufactures seating suspension, lumbar support and control cable systems. In the machinery area the Company manufactures machinery that quilts fabrics used to cover mattresses and other furniture, coilers used to fabricate springs of various types, sewing machines specifically designed for the assembly of bedding, material handling systems and other related products. Subcontractors to automobile manufacturers as well as the manufacturers themselves are the primary customers for the Company's automotive products. Manufacturers of bedding are the primary customers for the Company's machinery.

     The Company's products are sold and distributed primarily through its own sales personnel.

     Reference is made to Note K of the Notes to Consolidated Financial Statements for further information concerning sales of each of the Company's business segments.


     Foreign Operations. Foreign sales are a small portion of the Company's business. However, foreign sales are growing and the Company is cautiously proceeding to expand in foreign locations where opportunities present themselves.

     The Company has several operations in Canada producing primarily components used by manufacturers of residential bedding and furniture as well as commercial furnishings. The Company's international operations outside Canada are primarily located in Europe and Mexico and involve (i) the sale of machinery and equipment designed to manufacture the Company's innersprings, certain other spring products and bedding and other products manufactured by the Company's customers, (ii) the licensing of patents owned and presently maintained by the Company in foreign countries, (iii) aluminum die casting, and (iv) the production of seating components, wire innersprings and boxspring units.

     Reference is made to Note K of the Notes to Consolidated Financial Statements for further information concerning the Company's operations outside of the United States.

     Raw Materials.    The Company uses a variety of raw materials in
manufacturing its products. Some of the Company's most important raw materials include steel rod from which steel wire is drawn, woven and nonwoven fabrics, aluminum ingot, aluminum scrap, angle iron, coil and sheet steel, dimension lumber, textile scrap, foam chemicals, foam scrap, and plastic. Substantially all of the Company's requirements for steel wire, an important material in many of the Company's products are supplied by Company-owned wire drawing mills. Examples of products produced using steel wire include residential furnishings such as innersprings and box springs, commercial furnishings such as displays,
shelving and racks and automotive seating systems.   The Company also produces,
at various locations, for its own consumption and for sale to customers not affiliated with the Company slit coil steel, welded steel tubing, textile fibers, dimension lumber and aluminum ingot from scrap aluminum. Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

     Patents and Trademarks. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. Examples of the Company's more significant trademarks include SEMI-FLEX(TM), LOK-Fast(TM) and DYNA-Lock(TM) (boxspring components and foundations); Mira-Coil(R) and Lura-

Flex(TM) (mattress innersprings); Nova-Bond(R) and Flexnet(TM) (insulators for mattresses); ADJUSTA-MAGIC (adjustable electric beds); Wallhugger(R) and Hi-Style(TM) (recliner chairs); SUPER SAGLESS(R) (motion and sofa sleeper mechanisms) and No-Sag(R) (sinuous wire).

     Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at several of its other facilities. The Company is unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, the Company believes the cost of research and development was approximately $12 million in 1998, $10 million in 1997 and $9 million in 1996.

     Employees. The Company has approximately 27,000 employees of whom approximately 21,000 are engaged in production. Approximately 28% of the Company's production employees are represented by labor unions. The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 1998. Management is not aware of any circumstances which are likely to result in a material work stoppage related to the negotiations of any contracts expiring during 1999.

     One of the Company's subsidiaries is involved in an unfair labor complaint filed by the National Labor Relations Board prior to the Company's acquisition of the subsidiary. An administrative decision has been rendered against the subsidiary, which has been upheld by the courts. The Company is currently pursuing actions to resolve this matter.

     Competition. There are many companies offering products which compete with those manufactured and sold by the Company. The markets for the Company's products are highly competitive in all aspects. Given the diverse range of components and other products produced by the Company, the number of the companies competing with respect to any class or type of product varies over the Company's product range. There are also a number of maker-users (vertically integrated manufacturers) of many of the products the Company manufactures. The primary competitive factors in the Company's business include price, product quality and customer service.

     To the best of the Company's knowledge, it is the largest supplier in the United States of a diverse range of components to the residential furnishings industry.

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


Item 2.   Properties.

     The Company's most important physical properties are its manufacturing plants. Facilities manufacturing, assembling or distributing residential furnishings products are located in approximately thirty states as well as Canada, Europe, Asia and Mexico. Commercial furnishings manufacturing plants and distribution facilities are located in California, Colorado, Florida, Georgia, Illinois, Indiana, Michigan, Missouri, North Carolina, Ontario, Texas, Wisconsin and the United Kingdom. Fifteen die casting facilities are located in Arkansas, California, Massachusetts, Minnesota, Missouri, Pennsylvania, Tennessee, Washington, Wisconsin and Mexico, three die and tooling production facilities in Alabama, Minnesota and Missouri and two smelting operations in Alabama. Industrial Materials are produced at six wire drawing mills and three welded steel tubing mills. Automotive products and machinery are produced in facilities in the United States and Europe.

     Most of the Company's major manufacturing plants are owned by the Company. The Company also conducts certain operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by
lease.   For additional information regarding lease obligations, reference is made to Note G of the Notes to Consolidated Financial Statements.

     Properties of the Company include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of its products. These properties are located to allow quick and efficient deliveries and necessary service to the Company's diverse customer base.


Item 3.   Legal  Proceedings.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not Applicable.



                                    PART II



Item 5.   Market For the Registrant's Common Equity and Related Shareholder
          Matters.


STOCK MARKET AND OWNERSHIP DATA

     The Company's common stock is listed on the New York and Pacific stock exchanges with the trading symbol LEG. The table below highlights quarterly and annual stock market information for the last two years.

                                 Price Range          Volume of
                              -------------------       Shares       Dividend
                               High         Low         Traded       Declared
                              -------     -------     -----------    --------
1998:
     Fourth Quarter ........  $25.125     $16.875      16,458,000       $.08

     Third Quarter .........   28.750      19.063      14,293,900        .08

     Second Quarter ........   28.344      24.688      20,038,900        .08

     First Quarter .........   27.938      20.438      20,547,400       .075
                               ------      ------      ----------       ----

     For the Year ..........  $28.750     $16.875      71,338,200      $.315
                              =======     =======      ==========      =====

1997:

     Fourth Quarter ........  $22.282     $19.250      14,870,000       $.07

     Third Quarter .........   23.875      20.875      16,259,800        .07

     Second Quarter ........   21.500      16.125      11,769,000       .065

     First Quarter .........   18.688      15.750      15,622,600       .065
                              -------     -------      ----------       ----
     For the Year ..........  $23.875     $15.750      58,521,400       $.27
                              =======     =======      ==========       ====

____________________

Price and volume data reflect composite transactions and prices as reported daily by The Wall Street Journal.

     Restatements have been made to reflect a two-for-one stock split distributed on June 15, 1998.

     The Company had 14,879 shareholders of record on March 10, 1999.

     During the fourth quarter of 1998 the Company issued no shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act.


Item 6.   Selected Financial Data.

                            SELECTED FINANCIAL DATA

Selected Financial Data
Leggett & Platt, Incorporated and Subsidiaries



(Unaudited)
(Dollar amounts in millions, except per share data)





                                                       1998             1997            1996             1995             1994
                                                  ---------         --------        --------         --------         --------
Summary of Operations

Net sales                                          $3,370.4         $2,909.2        $2,466.2         $2,256.9         $2,009.1
Earnings from continuing operations                   248.0            208.3           153.0            134.3            119.5
Earnings per share from continuing operations
 Basic                                                 1.25             1.09             .84              .76              .69
 Diluted                                               1.24             1.08             .83              .75              .68
Cash dividends declared per share                      .315              .27             .23              .19             .155
                                                   ========         ========        ========         ========         ========


Summary of Financial Position

Total assets                                       $2,535.3         $2,106.3        $1,712.9         $1,478.1         $1,327.0
Long-term debt                                        574.1            466.2           388.5            380.6            364.1
                                                   ========         ========        ========         ========         ========

Merger related costs of $16.4 after-tax, or $.09 per basic and diluted share are included in 1996 earnings from continuing operations. Previously reported per share data have been restated to reflect a two-for-one stock split distributed on June 15, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Previously reported share and per share amounts have been restated for a June 15, 1998 two-for-one stock split.

Capital Resources and Liquidity

     The Company's financial position reflects management's capital policy guidelines. These guidelines are intended to ensure that corporate liquidity is adequate to support the Company's projected growth rate. Also, liquidity is necessary so that financing of the Company's ongoing operations will be adequate in periods of economic adversity. In a normal operating environment, management intends to direct capital to strategic acquisitions and other investments that provide opportunities for expansion and enhanced profitability.

     The expansion of capital resources -- debt and equity -- is planned to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. Such financial flexibility is considered more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

Total Capitalization

     The following table shows the Company's total capitalization at the end of the three most recent years. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents at the end of the three most recent years.

(Dollar amounts in millions)                                   1998           1997           1996
                                                             --------       --------       --------
Long-term debt outstanding:
 Scheduled maturities..................................      $  574.1       $  402.9       $  332.4
   Average interest rates..............................           6.6%           6.8%           7.7%
   Average maturities in years.........................           6.2            6.6            7.0
 Revolving credit/commercial paper.....................            --           63.3           56.1
                                                             --------       --------       --------
   Total long-term debt................................         574.1          466.2          388.5
 Deferred income taxes and other liabilities...........         123.0           93.6           90.5
 Shareholders' equity..................................       1,436.8        1,174.0          941.1
                                                             --------       --------       --------
   Total capitalization................................      $2,133.9       $1,733.8       $1,420.1
                                                             ========       ========       ========
Unused committed credit................................      $  300.0       $  240.0       $  215.0
                                                             ========       ========       ========
Cash and cash equivalents..............................      $   83.5       $    7.7       $    3.7
                                                             ========       ========       ========

     Cash provided by operating activities was $354.9 million, $288.3 million and $238.1 million for 1998, 1997 and 1996, respectively, or a three year total of $881.3 million. The increase in cash provided by operating activities principally reflects earnings improvements.

     Long-term debt outstanding was 26.9% of total capitalization at the end of 1998 and 1997 and 27.4% at the end of 1996. As shown in the table above, obligations having scheduled maturities are the base "layer" of the Company's debt capital. At the end of 1998, these obligations consisted primarily of the Company's privately placed medium-term notes and tax-exempt industrial development bonds. In the first and second quarters of 1998, the Company issued a total of $176 million in medium-term notes. Proceeds from the notes were used to repay commercial paper outstanding and to provide financing for future growth at favorable rates. A portion of the financing for future growth is temporarily held in cash and cash equivalents at December 31, 1998. In the second quarter of 1998, the Company's senior debt rating was upgraded to single A+ from single A by Standard & Poor's.

     In the second quarter of 1997, the Company issued $100 million of medium-term notes to repay commercial paper outstanding. In June 1996, the Company also issued $100 million in medium-term notes. Proceeds from these notes provided a majority of the funds required to redeem, at 113% of par value, all of the Pace Holdings, Inc. (Pace) publicly owned senior notes that were to mature in almost seven years and had fixed interest rates of 10.625%. Funds required to refinance the balance of the senior notes and Pace's revolving credit initially were provided through the Company's revolving credit/commercial paper arrangements. In August 1996, the Company issued $25 million in medium-term notes to repay a portion of revolving credit/commercial paper outstanding.

     The second "layer" of the Company's debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established commercial paper programs to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The credit under these arrangements has been a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. At the end of 1998, the Company had no revolving credit or commercial paper outstanding. Additional details of long-term debt, including scheduled maturities, revolving credit and commercial paper are discussed in Note F of the Notes to Consolidated Financial Statements.

Uses of Capital Resources

     The Company's internal investments to modernize and expand manufacturing capacity totaled $363.2 million in the last three years. In 1999, management anticipates internal investments will approximate $155 million. During the last three years, the Company employed $378.4 million in cash (net of cash acquired) and issued 24.5 million shares of common stock in acquisitions, including 10.3 million shares in 1996 to acquire Pace. During 1998, seventeen businesses were acquired for $117.1 million in cash (net of cash acquired) and 2.9 million shares of common stock. About one-half of the 1998 acquisition investments (cash and stock) were made in the Commercial Furnishings segment. Additional details of acquisitions are discussed in Note C of the Notes to Consolidated Financial Statements. Additions, by segment, to property, plant and equipment and purchases of long-lived assets are shown in Note K of the Notes to Consolidated Financial Statements.

     Company purchases of its common stock totaled $13.5 million in 1998, $5.7 million in 1997, and $10.1 million in 1996. These purchases were made primarily for employee stock plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. In 1998, the Company's Board of Directors authorized management, at its discretion, to buy up to 500,000 shares of Leggett stock for use in employee benefit plans. The authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions accounted for as purchases.

     Cash dividends on the Company's common stock in the last three years totaled $138.2 million.

     Future commitments under lease obligations are described in Note G and contingencies are discussed in Note L of the Notes to Consolidated Financial Statements.

Short-term Liquidity

     Working capital increased $324.2 million in the last three years. To gain additional flexibility in capital management and to improve the return on shareholders' equity, the Company continuously seeks efficient use of working capital. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by the timing of the Company's acquisitions.

                                                      1998          1997         1996
                                                      ----          ----         ----
Working capital turnover (excluding cash
 and cash equivalents)...........................     5.5x          5.6x         5.7x
Trade receivables turnover.......................     7.2           7.5          7.8
Inventory turnover...............................     5.4           5.4          5.2

     No segment's working capital requirements vary significantly from the consolidated ratios, except Aluminum Products. Aluminum Products' receivables turnover is lower than the other segments due principally to the seasonal nature of its gas barbecue grill business.

Results of Operations

Discussion of Consolidated Results

     The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general economic trends and the specific market conditions. The Company's growth strategy continues to include internal initiatives and acquisitions which broaden product lines and provide for increased market penetration and operating efficiencies. With a continuing emphasis on the development of new and improved products and advancements in production technologies, the Company is able to consistently offer high quality products, competitively priced.

     Trends in the general economy were very favorable during the last three years. In each year, acquisitions accounted for more of the Company's sales growth than other factors. The balance of the Company's sales growth during this period primarily reflected increases in unit volumes. Aluminum prices decreased in 1998 and during the latter part of 1998, certain product lines in Residential Furnishings and Industrial Materials were experiencing selling price declines. Residential Furnishings accounted for 39.7% of the 1998 increase in consolidated sales, and Commercial Furnishings accounted for 34.4% of the 1998 increase. In 1997, Residential Furnishings accounted for 42.7% of the consolidated sales increase over 1996 and Commercial Furnishings accounted for 26.3% of the increase.

     The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.


                                                       1998           1997           1996
                                                       ----           ----           ----
Gross profit margin..............................      25.9%          25.4%          25.3%
EBIT (Earnings before interest and taxes)
margin
-  before non-recurring items....................      12.7           12.5           12.3
-  after non-recurring items.....................      12.7           12.5           11.3
Net profit margin
-  before non-recurring items....................       7.4            7.2            6.9
-  after non-recurring items.....................       7.4            7.2            5.7
Effective income tax rate........................      37.3           37.5           38.7
Interest coverage ratio..........................      11.3x          11.5x           9.3x

     The Company's gross profit margins improved in each of the last two years. The increase in 1998 reflected several favorable factors. These included continued increases in production efficiencies, increased sales of products with above average margins, lower material and other costs and better manufacturing overhead absorption. The EBIT margin also increased due to these factors, offset somewhat by higher selling costs in acquired companies as a percentage of sales. The slight increase in the 1997 gross profit and EBIT margins versus 1996, primarily reflected the Company's continuing sales growth in products with above average margins, increased production efficiencies and better manufacturing overhead absorption. The segment results discussion below identifies specific reasons by segment for changes in margins. Other factors, including a more favorable distribution of income, resulted in a lower effective income tax rate in 1997 compared to the prior year, improving net profit margin.

     In 1996, non-recurring costs were associated with the Pace acquisition (Aluminum Products segment) and are discussed in Note C of the Notes to Consolidated Financial Statements.

Discussion of Segment Results

     A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note K of the Notes to Consolidated Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

                                                                 1998             1997             1996
                                                                 ----             ----             ----
Residential Furnishings                                          11.1%            10.8%            10.9%
Commercial Furnishings                                           17.8%            18.4%            18.7%
Aluminum Products                                                 6.5%            10.1%             8.7%
Industrial Materials                                             11.7%             9.9%             9.5%
Specialized Products                                             11.5%            11.2%             8.4%

     Residential Furnishings sales increased 11.6% in 1998, principally from acquisitions, although volume growth was also a significant factor. EBIT increased 15.6% in 1998 versus 1997, and EBIT margin increased slightly as higher volume improved operating efficiencies and raw material costs were lower. For 1997, Residential Furnishings sales were up 13.3% due primarily to acquisitions. EBIT improved in 1997 by 11.6%, while EBIT margin declined slightly. Integration of certain bedding components' acquisitions had a negative impact on 1997 EBIT margin.

     Commercial Furnishings sales in 1998 increased 34.5% over the prior year due primarily to acquisition activity. EBIT improved 30.2% in 1998, but EBIT margin declined due to product mix and the fact that the Company has not yet fully realized the integration benefits of the substantial acquisition activity in this segment. In 1997, Commercial Furnishings sales improved 33.4%, principally from significant acquisition activity. EBIT in 1997 was 30.6% higher than 1996, but EBIT margin declined somewhat. Product mix, integration issues related to new acquisitions and lower results in certain store display and fixture markets impacted EBIT margin.

     In 1998, Aluminum Products sales increased 13.5%, principally from acquisitions. A major die casting customer's restructuring and inventory reduction, and reduced production in smelting facilities due to lower prices of aluminum and availability of aluminum scrap, lowered the sales improvement. Segment EBIT declined 26.9% and EBIT margin was reduced as the impact of acquisitions was more than offset by the die cast customer and smelting production issues referred to above, and production inefficiences in certain die cast facilities. Aluminum Products sales in 1997 improved 27.6% over 1996, as a result of acquisitions and increased volume. EBIT improved 47.7% and EBIT margin increased in 1997, reflecting the acquisitions, improved volume and production efficiencies.

     In 1998, Industrial Materials sales were 1.1% higher than 1997, reflecting acquisition-related sales and improved steel tubing volume. These factors were substantially offset by selling price declines on drawn wire and lower specialty wire product sales in the cotton industry. EBIT improved 19.3% in 1998 and EBIT margin was better principally reflecting lower raw material prices and improved operating efficiencies, partially offset by selling price declines. Industrial Materials sales in 1997 increased 9.5% over 1996 due primarily to volume improvement. EBIT improved 13.6% in 1997, and EBIT margins were somewhat higher as the increased volume resulted in production efficiencies and better overhead absorption.

     Specialized Products sales increased 39.5% in 1998 due primarily to acquisitions. EBIT improved 42.6%, reflecting acquisition growth and higher machinery sales. EBIT margin was up slightly from improved efficiencies in both automotive and machinery operations. In 1997, Specialized Products sales increased 23.5% reflecting acquisitions. EBIT grew 64.5% in 1997 versus 1996 reflecting the acquisitions and improved automotive operations. Also, EBIT margin was higher in 1997 due to improved automotive operations, particularly in Europe.

New Financial Accounting Standards Board Statements

     During 1998, the Financial Accounting Standards Board (FASB) issued a new accounting standard on "Accounting for Derivative Instruments and Hedging Activities" (FASB No. 133). This new accounting standard will become effective for 2000 financial reporting. FASB No. 133 is not expected to have a major effect on the Company's financial statements since the Company has not engaged in significant hedging or other activities involving derivative instruments in the past and has no current plans to use such instruments extensively in the future.

Year 2000 Readiness Disclosure

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

     In addition, the Company has engaged a large, reputable consulting firm to perform certain procedures to review the Company's planning, implementation and readiness for the Year 2000 issues at certain major locations. The results of the consulting firm's preliminary and follow-up studies have been reviewed with the Company's Audit Committee of the Board of Directors. The Company has responded, or is in the process of responding, to issues raised by the consulting firm's studies.

     The Company recognized the Year 2000 issue several years ago, and has been working since to correct this problem in its computer systems. The majority of the Company's information processing is centralized at its Corporate Offices. All of these critical central systems have been converted to Year 2000 compliant software, and individual system testing is substantially complete.

     Many of the Company's international and certain domestic operations do not use some or any of the Corporate Offices' centralized systems. All of these non-central system locations have active projects underway to convert their systems to Year 2000 compliant software by no later than the Third Quarter 1999. Also, adequate testing of these non-central system conversions is expected to be completed by that date.

     In total, combining both central system and non-central system locations, management estimates that the Year 2000 systems conversion effort is over 80% complete as of December 31, 1998.

     All locations of the Company have been instructed to review their facilities for Year 2000 issues. Potential internal and third-party risks were identified for the operating locations to consider. Inventories of computer equipment, communications with key suppliers, correspondence with customers, obtaining machinery and equipment compliance certificates and other facility testing related to Year 2000 issues are in various stages of completion at the Company's approximately 300 locations around the world. These efforts are expected to be complete at all significant locations prior to the year 2000.

     Since the Company has been working on Year 2000 issues for several years, the costs of mitigating these issues, which costs have not been material in the past, were expensed in ongoing operations. No material costs are expected from the remaining Year 2000 compliance efforts. Costs of all the Company's system conversion and implementation efforts, which include those efforts related to the Year 2000 issue, were less than $6 million in 1998. It is not practical to segregate past or anticipated capital expenditures between Year 2000 compliance and expenditures which occur normally to keep operations technologically competitive. However, management believes that past or expected future capital requirements related to Year 2000 compliance issues are not significant to its operations.

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

     Efforts to date have been concentrated on mitigating Year 2000 disturbances. The Steering Committee plans in 1999 to discuss and evaluate the reasonable potential risks, and determine the extent of contingency planning and resources that are appropriate. Any such contingency actions and resources would be planned to be in place in sufficient time for the year 2000.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Disclosures About Market Risk
Leggett & Platt, Incorporated and Subsidiaries

(Unaudited)
(Dollar amounts in millions)

Interest Rate

     The table below provides information about the Company's debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not in the past used any derivative financial instruments to hedge its exposure to interest rate changes. Substantially all of the debt shown in the table below is denominated in United States dollars (U.S. $). The fair value of fixed rate debt exceeded its carrying value by $23 and $10 at December 31, 1998 and 1997, respectively. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 1998 and 1997 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

                                                  Scheduled Maturity Date
                                    ---------------------------------------------------------
Long-term debt as of December 31         1999    2000    2001     2002    2003    Thereafter       1998           1997
-----------------------------------------------------------------------------------------------------------------------
Principal fixed rate debt                $35.0*   $15.0   $50.0    $75.0  $114.5     $226.7       $516.2         $350.2
  Average interest rate                  6.77%    5.65%   7.22%    7.18%   6.27%      6.72%        6.71%          6.92%
Principal variable rate debt                 -        -     5.9      5.1     3.3       19.4         33.7           97.1
  Average interest rate                      -        -   3.74%    3.70%   5.78%      4.48%        4.36%          5.54%
Miscellaneous debt                                                                                  29.4           23.6
                                                                                                  ---------------------
Total debt                                                                                         579.3          470.9
Less: current maturities *                                                                          (5.2)          (4.7)
                                                                                                  ----------------------
Total long-term debt                                                                              $574.1         $466.2
                                                                                                  =====================

      * The 1999 scheduled maturity is not included in current maturities, as the Company intends to refinance this note on a long-term basis either through reissuance or unused credit available under its revolving credit agreements.


Exchange Rate

     The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 1998 was approximately $3 (pay U.S. $/receive Canadian Dollars) and the highest amount during 1998 was approximately $4.5 ($3 pay U.S. $/receive Canadian Dollars and $1.5 pay U.S. $/receive Swiss Francs).

     The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment (excluding goodwill) in foreign subsidiaries subject to translation exposure at December 31 is as follows:

                                  Functional currency           1998    1997
                                  -------------------          ------  ------
                                  Canadian Dollar              $142.9  $131.5
                                  European currencies            66.1    50.3
                                  Other                           (.2)     .2
                                                               --------------
                                                               $208.8  $182.0
                                                               ==============

Commodity Price

     The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $48 and $46 (at cost) in inventory at December 31, 1998 and 1997, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Item  8.  Financial  Statements  and  Supplementary  Data.

     The Consolidated Financial Statements and supplementary data included in this Report are listed in Item 14 and begin immediately after Item 14.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

     Not applicable.

                                   PART  III

Item 10.  Directors  And  Executive  Officers  Of  The  Registrant.

     Reference is made to the section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 12, 1999, said sections being incorporated by reference, for a description of the directors of the Company.

     The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally elected annually by the Board of Directors at the Meeting of Shareholders.

Name                       Age     Position
----                       ---     --------
Harry M. Cornell, Jr.      70      Chairman of the Board and Chief Executive Officer


Name                       Age     Position
----                       ---     --------
Felix E. Wright            63      President and Chief Operating Officer and Director

David S. Haffner           46      Executive Vice President and Director

Bob L. Gaddy               58      Senior Vice President - Chairman and Chief Executive Officer,
                                   Aluminum Products and Director

Karl G. Glassman           40      Senior Vice President - President, Residential Furnishings

Michael A. Glauber         55      Senior Vice President - Finance and Administration (Principal
                                   Financial Officer)

Robert G. Griffin          47      Senior Vice President

Robert A. Jefferies, Jr.   57      Senior Vice President - Mergers, Acquisitions and Strategic
                                   Planning and Director

Jack D. Crusa              44      Vice President - President, Industrial Materials

Ernest C. Jett             53      Vice President - General Counsel and Secretary

Allan J. Ross              52      Vice President, Accounting (Principal Accounting Officer)

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

     Bob L. Gaddy joined the Company in May, 1996 with the Company's acquisition of Pace Industries, Inc. At that time he was elected a Senior Vice President of the Company. From 1984 to 1993, Mr. Gaddy was President and Chief Operating Officer of Pace Industries, Inc. and since 1993 has served as Chairman of the Board and Chief Executive Officer of Pace Industries, Inc. Mr. Gaddy presently serves as Chairman and Chief Executive Officer of all the Company's aluminum products operations.

     Karl G. Glassman has been employed by the Company for more than the last five years, became Vice President and President - Bedding Components in 1995 and became a Senior Vice President - President Residential Furnishings in 1999.

     Michael A. Glauber has served as the Company's Senior Vice President, Finance and Administration for more than the last five years.

     Robert G. Griffin has been employed by the Company for more than the last five years, was named Vice President and Director of Mergers, Acquisitions and Strategic Planning in 1995, President - Commercial Fixtures and Display Group in 1998 and Senior Vice President in 1999.

     Robert A. Jefferies, Jr. has served as the Company's Senior Vice President, Mergers, Acquisitions and Strategic Planning for more than the last five years.

     Jack D. Crusa has served the Company as Vice President and President - Automotive Components for the last five years and became President - Industrial Materials in 1999.

     Ernest C. Jett was appointed General Counsel in 1997, and was elected Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

     Allan J. Ross has served the Company as Vice President, Accounting since
April, 1993.   In May, 1996 Mr. Ross was designated by the Board of Directors as the Company's Principal Accounting Officer.


Item  11. Executive  Compensation.

     The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated by reference.


Item 13.  Certain  Relationships  And  Related  Transactions.

          The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May
12, 1999 is incorporated by reference.



                                 PART  IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants.

     The Financial Statements listed below are included in this Report:

     . Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1998

     .    Consolidated Balance Sheets at December 31, 1998 and 1997

     . Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998

     . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1998

     .    Notes to Consolidated Financial Statements

     . Schedule for each of the years in the three year period ended December 31, 1998


                Schedule II - Valuation and Qualifying Accounts and Reserves


          All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

     2.      Exhibits - See Exhibit Index.

     3.      Reports on Form 8-K filed during the last quarter of 1998:

             Form 8-K filed as of December 1, 1998 regarding adoption of Shareholder Protection Rights Plan

Consolidated Statements of Earnings
Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)

Year ended December 31                                          1998               1997                1996
                                                      --------------        -----------         -----------
Net sales                                                   $3,370.4           $2,909.2            $2,466.2
Cost of goods sold                                           2,498.9            2,171.4             1,842.7
                                                      --------------        -----------         -----------
   Gross profit                                                871.5              737.8               623.5
Selling, distribution and administrative expenses              422.8              358.8               303.5
Amortization of excess cost of purchased
   companies and other intangibles                              21.8               17.3                16.4
Merger expense                                                     -                  -                26.6
Other income, net of other deductions                            2.2                 .8                  .6
                                                      --------------        -----------         -----------
   Earnings before interest, income taxes
      and extraordinary item                                   429.1              362.5               277.6
Interest expense                                                38.5               31.8                30.0
Interest income                                                  5.0                2.6                 2.1
                                                      --------------        -----------         -----------
   Earnings before income taxes
      and extraordinary item                                   395.6              333.3               249.7
Income taxes                                                   147.6              125.0                96.7
                                                      --------------        -----------         -----------
   Net earnings before extraordinary item                      248.0              208.3               153.0
Extraordinary item from the extinguishment of debt                 -                  -                12.5
                                                      --------------        -----------         -----------
   Net earnings                                               $248.0             $208.3              $140.5
                                                      ==============        ===========         ===========
Earnings per share
   Net earnings before extraordinary item - basic             $ 1.25             $ 1.09              $  .84
                                                      ==============        ===========         ===========
   Net earnings before extraordinary item - diluted           $ 1.24             $ 1.08              $  .83
                                                      ==============        ===========         ===========
   Net earnings - basic                                       $ 1.25             $ 1.09              $  .78
                                                      ==============        ===========         ===========
   Net earnings - diluted                                     $ 1.24             $ 1.08              $  .77
                                                      ==============        ===========         ===========

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets
Leggett & Platt, Incorporated and Subsidiaries


(Dollar amounts in millions, except per share data)

December 31                                                   1998          1997
                                                        ----------    ----------
ASSETS

Current Assets

 Cash and cash equivalents                                 $  83.5        $  7.7
 Accounts and notes receivable, less allowance
   of $13.5 in 1998 and $11.5 in 1997                        503.1         438.6
 Inventories
   Finished goods                                            251.7         228.0
   Work in process                                            56.2          50.3
   Raw materials and supplies                                185.5         170.0
   LIFO reserve                                               (7.2)        (15.1)
                                                        ----------    ----------

     Total inventories                                       486.2         433.2
  Other current assets                                        64.3          65.1
                                                        ----------   -----------

     Total current assets                                  1,137.1         944.6


Property, Plant and Equipment - at cost
  Machinery and equipment                                    915.5         767.8
  Buildings and other                                        470.6         397.3
  Land                                                        48.9          47.2
                                                        ----------    ----------

     Total property, plant and equipment                   1,435.0       1,212.3
 Less accumulated depreciation                               614.6         519.1
                                                        ----------    ----------

     Net property, plant and equipment                       820.4         693.2

Other Assets
  Excess cost of purchased companies over net assets
     acquired, less accumulated amortization of
       $50.8 in 1998 and $38.2 in 1997                       498.9         394.0
  Other intangibles, less accumulated amortization of
       $25.3 in 1998 and $24.1 in 1997                        29.7          31.6
  Sundry                                                      49.2          42.9
                                                        ----------    ----------

     Total other assets                                      577.8         468.5
                                                        ----------    ----------

     TOTAL ASSETS                                         $2,535.3      $2,106.3
                                                        ==========    ==========

                                                      1998              1997
                                                ----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
  Accounts payable                              $    134.8        $    128.7
  Accrued expenses                                   168.8             166.4
  Other current liabilities                           97.8              77.4
                                                ----------        ----------

      Total current liabilities                      401.4             372.5

Long-Term Debt                                       574.1             466.2

Other Liabilities                                     48.1              40.8

Deferred Income Taxes                                 74.9              52.8


Shareholders' Equity
Capital stock
  Preferred stock - authorized,
    100,000,000 shares; none issued
  Common stock - authorized,
    300,000,000 shares
      of $.01 par value; issued 197,766,091
       and 192,759,120 shares in 1998
        and 1997, respectively                         2.0               1.0
Additional contributed capital                       396.1             311.9
Retained earnings                                  1,058.7             871.3
Accumulated other comprehensive income               (18.2)            (10.1)
Less treasury stock - at cost (82,580 and 4,774
    shares in 1998 and 1997, respectively)            (1.8)              (.1)
                                                ----------        ----------

    Total shareholders' equity                     1,436.8           1,174.0
                                                ----------        ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $2,535.3          $2,106.3
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions)

Year ended December 31                                      1998          1997          1996
                                                         -------       -------       -------
Operating Activities
  Net earnings                                           $ 248.0       $ 208.3       $ 140.5
  Adjustments to reconcile net earnings to net
  cash provided by operating activities
    Depreciation                                           106.1          88.3          75.8
    Amortization                                            21.8          17.3          16.4
    Merger expense (non-cash portion)                          -             -          24.4
    Extraordinary item (non-cash portion)                      -             -           4.0
    Stock and deferred compensation                         10.8           7.9          14.2
    Deferred income tax expense (benefit)                   17.3          (1.5)        (13.4)
    Other                                                   (3.6)         (2.1)           .5
    Other changes, excluding effects from
      purchases of companies
        (Increase) in accounts receivable,net              (31.5)        (52.1)        (17.0)
        (Increase) in inventories                           (6.6)        (15.0)         (7.5)
        (Increase) in other current assets                  (7.2)         (5.1)         (2.1)
        (Decrease) increase in current liabilities           (.2)         42.3           2.3
                                                         -------       -------       -------

      Net Cash Provided by Operating Activities            354.9         288.3         238.1

Investing Activities
  Additions to property, plant and equipment              (147.6)       (119.4)        (96.2)
  Purchases of companies, net of cash acquired            (117.1)       (171.6)        (89.7)
  Other                                                      6.7           8.2          (3.1)
                                                         -------       -------       -------

      Net Cash Used for Investing Activities              (258.0)       (282.8)       (189.0)

Financing Activities
  Additions to debt                                        269.7         214.8         292.9
  Payments on debt                                        (216.9)       (164.7)       (309.4)
  Dividends paid                                           (59.9)        (48.0)        (30.3)
  Issuances of common stock                                  5.0           6.6           5.0
  Purchase of common stock                                 (13.5)         (5.7)        (10.1)
  Other                                                     (5.5)         (4.5)         (1.7)
                                                         -------       -------       -------

      Net Cash Used for Financing Activities               (21.1)         (1.5)        (53.6)
                                                         -------       -------       -------

Increase (Decrease) in Cash and Cash Equivalents            75.8           4.0          (4.5)
Cash and Cash equivalents - Beginning of Year                7.7           3.7           8.2
                                                         -------       -------       -------

Cash and Cash Equivalents - End of Year                  $  83.5       $   7.7       $   3.7
                                                         =======       =======       =======

Supplemental Information
  Interest paid                                          $  36.5       $  30.3       $  28.8
  Income taxes paid                                        142.6         124.4          92.8
  Liabilities assumed of acquired companies                118.9          81.1          47.3
  Common stock issued for acquired companies                66.8          52.0          58.3
  Common stock issued for employee stock plan               26.4          27.4          39.4
                                                         =======       =======       =======

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Leggett & Platt, Incorporated and Subsidiaries

(Dollar amounts in millions, except per share data)
Year ended December 31
                                                                              1998                1997                  1996
                                                                          --------            --------               ------
Common Stock
Balance, beginning of period                                              $    1.0            $     .9               $   .9
Common stock issued                                                              -                  .1                    -
Two-for-one stock split                                                        1.0                   -                    -
                                                                          --------            --------               ------
   Balance, end of period                                                 $    2.0            $    1.0               $   .9
                                                                          ========            ========               ======
Additional Contributed Capital
Balance, beginning of period                                              $  311.9            $  240.2               $164.0
Common stock issued                                                           87.3                74.6                 90.2
Treasury stock issued                                                         (6.2)               (9.7)                (5.7)
Treasury stock purchased                                                         -                   -                 (9.6)
Tax benefit related to stock options                                           4.1                 6.8                  1.3
Two-for-one stock split                                                       (1.0)                  -                    -
                                                                          --------            --------               ------
   Balance, end of period                                                 $  396.1            $  311.9               $240.2
                                                                          ========            ========               ======
Retained Earnings
Balance, beginning of period                                              $  871.3            $  704.4               $601.6
Net earnings for the year                                                    248.0               208.3                140.5
Retained earnings of pooled companies at date of acquisition                   1.7                 9.2                  3.6
Cash dividends declared (per share: 1998 - $.315; 1997 - $.27;
   1996 - $.23)                                                              (62.3)              (50.6)               (41.3)
                                                                          --------            --------               ------
      Balance, end of period                                              $1,058.7            $  871.3               $704.4
                                                                          ========            ========               ======
Treasury Stock
Balance, beginning of period                                              $    (.1)           $    (.2)              $(14.7)
Treasury stock purchased                                                     (19.7)              (17.3)                (3.0)
Treasury stock issued                                                         18.0                17.4                 17.5
                                                                          --------            --------               ------
   Balance, end of period                                                 $   (1.8)           $    (.1)              $  (.2)
                                                                          ========            ========               ======
Accumulated Other Comprehensive Income
Balance, beginning of period                                              $  (10.1)           $   (4.2)              $ (5.0)
Foreign currency translation adjustment                                       (8.1)               (5.9)                  .8
                                                                          --------            --------               ------
   Balance, end of period                                                 $  (18.2)           $  (10.1)              $ (4.2)
                                                                          ========            ========               ======
   Total Shareholders' Equity                                             $1,436.8            $1,174.0               $941.1
                                                                          ========            ========               ======
Comprehensive Income
Net earnings                                                              $  248.0            $  208.3               $140.5
Foreign currency translation adjustment (net of tax: 1998 - $2.2;
   1997 - $1.1; 1996 - $.2)                                                   (8.1)               (5.9)                  .8
                                                                          --------            --------               ------
   Total Comprehensive Income                                             $  239.9            $  202.4               $141.3
                                                                          ========            ========               ======

The accompanying notes are an integral part of these financial statements.

                  Notes to Consolidated Financial Statements
                  Leggett & Platt, Incorporated and Subsidiaries


(Dollar amounts in millions, except per share data)


December 31, 1998, 1997 and 1996



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

     INVENTORIES: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 50% and 55% of the inventories at December 31, 1998 and 1997, respectively. The first-in, first-out
(FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 1998 and 1997 approximated replacement cost.

     DEPRECIATION, AMORTIZATION AND ASSET IMPAIRMENT: Property, plant and equipment are depreciated by the straight-line method. The rates of depreciation range from 7% to 25% for machinery and equipment, 3% to 7% for buildings and 12% to 33% for other items. Accelerated methods are used for tax purposes. The excess cost of purchased companies over net assets acquired is amortized by the straight-line method over forty years. Other intangibles are amortized by the straight-line method over their estimated lives. The rates of amortization range from 5% to 33%. In accordance with FASB Statement No. 121, long-lived assets, including intangibles, are evaluated for probable recovery of their carrying amount. Appropriate adjustment, using current market values, estimates of discounted future cash flows and other methods, is made when recovery of the carrying amount is not reasonably assured.

     CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: The Company engages in manufacturing, marketing, and distributing engineered products for markets served by the Company as described in Note K. The Company's operations are principally in the United States, although the Company also has manufacturing subsidiaries in Canada, Europe, Mexico and China and marketing and distribution operations in other areas.

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

     The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments. The fair value of long-term debt exceeds the carrying value by approximately $23.

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

     FOREIGN CURRENCY TRANSLATION: The functional currency for most foreign operations is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income and expense accounts using monthly average exchange rates. The cumulative effects of translating the functional currencies into the U.S. dollar are included in comprehensive income. Foreign entities whose functional currency is the U.S. dollar are not significant.

B-Stock Split

     On June 15, 1998, the Company distributed a two-for-one stock split in the form of a stock dividend. This resulted in the issuances of 98,289,297 additional shares of common stock and 34,096 shares held in treasury. All share and per share amounts have been restated to reflect the split.

C-Acquisitions

     During 1998, the Company acquired sixteen businesses in transactions accounted for as purchases. These transactions required the use of $117.1 in cash, net of cash acquired, and 2,741,480 shares of common stock valued at $59.8. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $121.8. The Company also issued 183,892 shares to acquire one business in a transaction accounted for as a pooling of interests. The Company elected not to restate its financial statements as the effect of this pooling was not material. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and residential furnishings markets, as well as the other markets the Company serves.

     The unaudited pro forma consolidated net sales for the years ended December 31, 1998 and 1997 as though the 1998 acquisitions had occurred on January 1 of each year presented were $3,440.2 and $3,189.9, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

     During 1997, the Company acquired the assets of 28 companies in exchange for $171.6 in cash, net of cash acquired, and 2,180,100 shares of common stock valued at $38.7 in transactions accounted for as purchases. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $116.0. These companies manufacture and distribute products to residential furnishings, commercial furnishings and other markets. The Company also issued 3,736,960 shares to acquire two businesses in transactions accounted for as poolings of interests. The Company elected not to restate its financial statements as the effect of these poolings was not material. These businesses manufacture and distribute products to aluminum products markets.

     On May 13, 1996, the Company issued 10,268,184 shares of common stock to acquire Pace Holdings, Inc. (Pace) in a transaction accounted for as a pooling of interests. Pace is a leading manufacturer and marketer of non-automotive aluminum die cast components. Previously issued financial statements were restated to reflect the pooling.

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

     Following the acquisition, the Company issued a tender offer to all holders of the Pace 10.625% senior notes. In June 1996, the notes were redeemed at approximately 113% of par value, plus accrued interest. The cash required for the redemption was provided through the issuance of medium-term notes and the Company's revolving credit agreements. The Company recognized an extraordinary charge, net of related tax benefits, of $12.5 from the extinguishment of debt.

     Also during 1996, the Company acquired the assets of twelve companies in transactions accounted for as purchases. These transactions required the use of $89.7 in cash, net of cash acquired, and 4,256,248 shares of common stock and common stock equivalents valued at $54.5. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $86.6. In addition, the Company issued 1,124,858 shares to acquire another business in a transaction accounted for as a pooling of interests. The Company elected not to restate its financial statements as the effect of this pooling was not material. These acquired businesses manufacture and distribute products to residential furnishings, commercial furnishings and other markets.

     The results of operations of the above acquired companies, except the 1996 Pace pooling, have been included in the consolidated financial statements since the dates of acquisition.

     The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such additional consideration may be paid in cash or shares of the Company's common stock, and is recorded when earned as additional purchase price. The maximum amount of additional consideration remaining at December 31, 1998 is approximately $50 and will be payable, if earned, through 2002.

D - Earnings Per Share

     Basic and diluted earnings per share were calculated as follows:

                                                 1998                 1997                  1996
                                             -----------         -----------            -----------
Basic
  Weighted average shares outstanding,
    including shares issuable for little
    or no cash                               197,682,147          190,268,516            181,072,718
                                           -------------         ------------           ------------
Net earnings before extraordinary item            $248.0               $208.3                 $153.0
                                           =============         ============           ============
Earnings per share - basic                         $1.25                $1.09                   $.84
                                           =============         ============           ============

Diluted
  Weighted average shares outstanding,
    including shares issuable for little
     or no cash                              197,682,147          190,268,516            181,072,718

  Additional dilutive shares principally
   from the assumed exercise of
   outstanding stock options                   2,987,686            2,921,108              2,616,656
                                           -------------         ------------           ------------
                                             200,669,833          193,189,624            183,689,374
                                           =============         ============           ============

Net earnings before extraordinary item            $248.0               $208.3                 $153.0
                                           =============         ============           ============
Earnings per share - diluted                       $1.24                $1.08                   $.83
                                           =============         ============           ============

E-Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities at December 31 consist of the following:


                                                                        1998                  1997
                                                                ------------         -------------
Accrued expenses
   Wages and commissions payable                                      $ 36.0                $ 41.8
   Workers' compensation, medical, auto
    and product liability insurance                                     45.5                  46.5
   Income taxes                                                          5.9                  10.9
   Other                                                                81.4                  67.2
                                                                ------------         -------------
                                                                      $168.8                $166.4
                                                                ============         =============
Other current liabilities
  Outstanding checks in excess of book balances                       $ 46.5                $ 41.9
  Current maturities of long-term debt                                   5.2                   4.7
  Other                                                                 46.1                  30.8
                                                                ------------         -------------
                                                                      $ 97.8                $ 77.4
                                                                =============       ==============

F-Long-Term Debt

     Long-term debt, weighted average interest rates and due dates at December 31 are as follows:


                                                                 1998               1997
                                                            ------------       ------------
Medium-term notes, fixed interest rates of 6.8% and 7.0%
  for 1998 and 1997, respectively, due dates through 2008        $491.0              $325.0
Commercial paper, variable interest rate of
  6.6% for 1997, due date in 1998                                     -                63.3
Industrial development bonds, principally variable interest
  rates of 4.5% and 4.2% for 1998 and 1997, respectively,
  due dates through 2030                                           38.9                38.9
Other, partially secured                                           49.4                43.7
                                                            -----------        ------------
                                                                  579.3               470.9
Less current maturities                                             5.2                 4.7
                                                            -----------        ------------
                                                                 $574.1              $466.2
                                                            ============       ============

     The current revolving credit agreements provide for a maximum line of credit of $300. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreements. Agreement amounts of $217.5 and $82.5 will terminate at July 31, 2002 and August 31, 1999, respectively, at which time all outstanding balances will become due.

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

     Maturities of long-term debt for each of the five years following 1998 are:


Year ended December 31
1999                                  $  5.2
2000                                    18.0
2001                                    60.4
2002                                   117.7
2003                                   123.6

G-Lease Obligations

     The Company conducts certain operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

     Total rental expense entering into the determination of results of operations was $29.6, $27.3 and $24.3 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum rental commitments for all long-term noncancelable operating leases are as follows:


Year ended December 31
     1999                              $16.2
     2000                               11.5
     2001                                8.0
     2002                                5.2
     2003                                2.6
     Later years                         2.6
                                       -----
                                       $46.1
                                       =====

     The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

H-Capital Stock

STOCK ACTIVITY

     Activity in the Company's stock accounts for each of the three years ended December 31 is as follows:

                                              Common              Treasury
                                               Stock                Stock
                                            -----------          ----------
Balance, January 1, 1996                    178,814,206          (1,289,078)
  Shares issued                               5,413,366           1,494,066
  Treasury stock purchased                            -            (217,528)
                                            -----------          ----------
Balance, December 31, 1996                  184,227,572             (12,540)

  Shares issued                               8,531,548             930,280
  Treasury stock purchased                            -            (922,514)
                                            -----------          ----------
Balance, December 31, 1997                  192,759,120              (4,774)

  Shares issued                               5,006,971             779,695
  Treasury stock purchased                            -            (857,501)
                                            -----------          ----------
Balance, December 31, 1998                  197,766,091             (82,580)
                                            ===========          ==========

     The Company issues shares for employee stock plans and acquisitions. The Company purchases its common stock to meet the requirements of the employee stock purchase and incentive plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. The Company will also receive shares in stock-for-stock option exercises.

STOCK OPTIONS

     At December 31, 1998, the Company had 13,836,912 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 6 to 18 months after the date of grant, and have a maximum term of 5-15 years. Options may be issued with exercise prices at or below market price. Compensation cost charged against income related to the Company's stock option grants for each of the years ending December 31, 1998, 1997 and 1996 was $8.9, $6.6 and $13.7, respectively. Compensation cost includes amounts for options granted under the deferred compensation plan for certain executives, which allows the executive to elect stock options in lieu of future salary and bonuses. Had compensation cost for the Company's stock-based compensation plans been determined based on the estimated fair value of the options at the grant dates, consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would not be significantly reduced.

     A summary of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                               Weighted
                                                                Average
                                                         Exercise Price
                                              Shares          per Share
                                          ----------     --------------
Outstanding at January 1, 1996             5,264,778             $ 5.44
  Granted                                  4,954,314              10.14
  Exercised                               (1,342,620)              5.61
  Forfeited                                  (85,168)             10.45
                                          ----------             ------

Outstanding at December 31, 1996           8,791,304               8.01
  Granted                                  1,429,502              10.18
  Exercised                               (2,066,732)              6.45
  Forfeited                                 (161,480)             11.76
                                          ----------             ------

Outstanding at December 31, 1997           7,992,594               8.72
  Granted                                    966,798              14.38
  Exercised                               (1,218,447)              9.05
  Forfeited                                  (36,760)             16.85
                                          ----------             ------

Outstanding at December 31, 1998           7,704,185             $ 9.34
                                          ----------             ------

Options exercisable at
   December 31, 1998                       4,646,155             $ 6.67
   December 31, 1997                       3,488,022               6.16
   December 31, 1996                       3,653,654               4.53

                                                        1998                  1997                    1996
                                                    -------------         -------------          --------------
Weighted-average fair value of options:
    Granted at market price                                $5.66                 $4.44                   $2.53
    Granted below market price                             16.52                 12.27                    8.44
Weighted-average exercise price of options:
     Granted at market price                               23.20                 20.31                   11.89
     Granted below market price                             3.17                  4.54                    6.76

Principal assumptions used in calculating
 fair value consistent with the method of FASB
 Statement No. 123:
     Risk-free interest rate                                5.1%                  6.0%                    5.9%
     Expected life in years                                 5.1                   4.8                     4.3
     Expected volatility                                   20.0%                 19.0%                   19.0%
     Expected dividend yield                                1.5%                  1.7%                    1.7%

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                       Options Outstanding                           Options Exercisable
                       ---------------------------------------------------     ------------------------------
                                         Weighted-Average
                                            Remaining         Weighted-                         Weighted-
   Range of                 Number       Contractual Life      Average             Number        Average
Exercise Prices           Outstanding        In Years      Exercise Price       Exercisable   Exercise Price
---------------        ---------------------------------------------------     ------------------------------

$  .01 - $  .25             1,538,563               6.9            $.06          1,341,980            $.06

  1.81 -   5.69               986,911               1.9            3.82            705,284            3.68

  7.75 -   9.84               665,782               2.3            8.04            631,378            7.99

 10.00 -  12.94             2,922,593               2.4           11.05          1,576,278           11.21

 13.06 -  15.44               553,270               7.2           13.69            344,865           13.69

 16.06 -  18.06                74,738               3.0           16.42             23,570           16.48

 20.00 -  21.50               427,828               3.9           21.20             22,800           21.34

 22.09 -  25.63               534,500               4.2           23.53                  -               -

     The Company also has authorized shares for issuance in connection with certain employee stock benefit plans discussed in Note I.

PAR VALUE AMENDMENT

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

SHAREHOLDER PROTECTION RIGHTS PLAN

     In 1989, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each share of common stock. The Rights were attached to and traded with the Company's common stock. The Rights became exercisable only under certain circumstances involving actual or potential acquisitions of the Company's common stock. The Rights expired in February 1999. The Company simultaneously issued substantially identical rights, which remain in existence until February 2009, unless they are exercised, exchanged or redeemed at an earlier date. Depending upon the circumstances, if these Rights become exercisable, the holder may be entitled to purchase shares of Series A junior preferred stock of the Company, shares of the Company's common stock or shares of common stock of the acquiring entity.

I-Employee Benefit Plans

     The following table provides information at December 31 as to the Company sponsored defined benefit pension plans:


                                                          1998            1997               1996
                                                      ----------       ----------        -----------
Change in Benefit Obligation
  Benefit obligation, beginning of period                 $ 89.5           $ 69.2             $ 62.5
    Service cost                                             2.2              1.6                1.7
    Interest cost                                            5.1              5.0                4.5
    Plan participants' contributions                         4.0              3.5                3.0
    Actuarial losses                                         4.4             14.7                1.2
    Benefits paid                                           (5.1)            (4.5)              (3.7)
                                                      -----------      -----------       ------------
  Benefit obligation, end of period                        100.1             89.5               69.2

Change in Plan Assets
  Fair value of plan assets, beginning of period           127.6             98.8               87.1
    Actual return on plan assets                             5.6             29.8               12.4
    Plan participants' contributions                         4.0              3.5                3.0
    Benefits paid                                           (5.1)            (4.5)              (3.7)
                                                      -----------      -----------       ------------
  Fair value of plan assets, end of period                 132.1            127.6               98.8

Plan Assets in Excess of Benefit Obligations                32.0             38.1               29.6
  Unrecognized net actuarial gains                          (5.6)           (14.8)              (7.6)
  Unrecognized net transition asset                         (1.0)            (1.7)              (2.4)
  Unrecognized prior service cost                            (.3)             (.3)               (.3)
                                                      -----------      -----------       ------------
  Prepaid pension cost                                    $ 25.1           $ 21.3             $ 19.3
                                                      ===========      ===========       ============

Components of Net Pension Income
  Service cost                                            $ (2.2)          $ (1.6)            $ (1.7)
  Interest cost                                             (5.1)            (5.0)              (4.5)
  Expected return on plan assets                            10.0              7.9                7.0
  Amortization of net transition asset                        .7               .7                 .7
  Recognized net actuarial gain                               .4               --                 --
                                                      -----------      -----------       ------------
  Net pension income                                      $  3.8           $  2.0             $  1.5
                                                      ===========      ===========       ============

Weighted Average Assumptions
  Discount rate                                             5.50%            6.00%              7.25%
  Expected return on plan assets                            8.00%            8.00%              8.00%
  Rate of compensation increase                             4.40%            5.20%              5.19%


     Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 1,176,000 shares of the Company's common stock at December 31, 1998.

     Contributions to union sponsored, defined benefit, multiemployer pension plans were $.2 in 1998, 1997 and 1996. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 1998, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the net assets of the plans. Therefore, the Company would have no material withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

     Net pension expense, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $.4, $.8 and $.4 in 1998, 1997 and 1996, respectively.

     The Company has a contributory stock purchase/stock bonus plan (SPSB Plan), a non-qualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $6.9, $5.8 and $4.7 for 1998, 1997 and 1996, respectively.

     Under the DSP, eligible employees may purchase a maximum of 16,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 894,445, 871,394 and 1,009,210 during 1998, 1997 and 1996, respectively. Purchase prices ranged from $10 to $23 per share. Since inception of the DSP in 1982, a total of 13,100,743 shares have been purchased by employees.

J-Income Taxes

     The components of earnings before income taxes and extraordinary item are as follows:


Year ended December 31                                 1998              1997              1996
                                                   ------------      ------------      -------------
Domestic                                                $340.8            $292.2             $218.0
Foreign                                                   54.8              41.1               31.7
                                                   ------------      ------------      -------------
                                                        $395.6            $333.3             $249.7
                                                   ============      ============      =============

      Income tax expense is comprised of the following components:

Year ended December 31                                 1998              1997              1996
                                                   ------------      ------------      -------------
Current
  Federal                                                $108.1            $102.2             $ 86.3
  State and local                                           4.2               9.9               12.1
  Foreign                                                  18.0              14.4               11.7
                                                   ------------      ------------      -------------
                                                          130.3             126.5              110.1
Deferred
  Federal                                                   4.1              (5.5)             (12.8)
  State and local                                          11.0               4.1                (.5)
  Foreign                                                   2.2               (.1)               (.1)
                                                   ------------      ------------       ------------
                                                           17.3              (1.5)             (13.4)
                                                   ------------      ------------       ------------
                                                         $147.6            $125.0             $ 96.7
                                                   ============      ============       =============

     In addition to the above income tax expense, the Company recognized a current benefit from an extraordinary item of $7.7 in 1996.
     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

December 31                                                             1998               1997
                                                                   -------------      -------------
Property, plant and equipment                                             $(70.0)            $(53.7)
Accrued expenses                                                            51.3               55.2
Prepaid pension cost                                                       (10.1)              (8.4)
Other, net                                                                 (20.8)             (14.0)
                                                                   -------------      -------------
                                                                          $(49.6)            $(20.9)
                                                                   =============      =============

     Deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

December 31                                                             1998               1997
                                                                   -------------      -------------
Other current assets                                                      $ 25.3             $ 31.9
Deferred income taxes                                                      (74.9)             (52.8)
                                                                   -------------      -------------
                                                                          $(49.6)            $(20.9)
                                                                   =============      =============

     A valuation allowance has not been provided for the deferred tax asset as the Company believes it will be realized through future taxable income and reversal of other timing differences.

     Income tax expense, as a percentage of earnings before income taxes and extraordinary item, differs from the statutory federal income tax rate as follows:

Year ended December 31                                       1998               1997            1996
                                                    -------------       ------------      ----------
Statutory federal income tax rate                            35.0%              35.0%           35.0%

Increases in rate resulting primarily
 from state and other jurisdictions                           2.3                2.5             3.7
                                                    -------------       ------------      ----------
Effective tax rate                                           37.3%              37.5%           38.7%
                                                    =============       ============      ==========

K-Segment Information

     The Company has primarily determined its reportable segments based upon the internal organization, which is generally focused on broad end-user markets for its diversified products. Residential Furnishings derives its revenues from bedding, furniture and other furnishings components and related consumer products. Commercial Furnishings derives its revenues from office and institutional furnishings components, retail store fixtures, displays and other commercial products and systems. The Aluminum Products segment derives its revenues from die castings, custom tooling and dies, machining and coating and aluminum raw materials (ingot). Industrial Materials derives its revenues from drawn wire, specialty wire products and welded steel tubing materials. Specialized Products is a combination of segments which derive their revenues from machinery and manufacturing equipment and automotive seating suspension, lumbar support and control cable systems.

     The accounting principles used in the preparation of the segment information are the same as used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. The Company evaluates performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain general and administrative costs of the Company are allocated to the segments based on sales. Asset information for the segments includes only inventory, trade receivables, net property, plant and equipment and purchased intangibles. These segment assets are reflected in the segment information at their estimated average for the year. Long-lived assets as disclosed below include property, plant and equipment, goodwill and other intangibles, and long-term assets. Centrally incurred costs and allocated general and administrative costs include depreciation and other costs related to assets that are not allocated or otherwise included in the segment assets.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:

Year ended December 31
                                                             Inter-
                                               External     Segment        Total
                                                  Sales       Sales        Sales       EBIT
                                               ----------------------------------------------
1998
Residential Furnishings                         $1,800.5      $ 11.4     $1,811.9     $201.8
Commercial Furnishings                             623.3         1.7        625.0      111.1
Aluminum Products                                  501.1         -          501.1       32.6
Industrial Materials                               269.6       174.9        444.5       51.9
Specialized Products                               175.9        43.0        218.9       25.1
Intersegment eliminations                                                               (1.3)
Adjustment to LIFO method                                                                7.9
                                               ----------------------------------------------
                                                $3,370.4      $231.0     $3,601.4     $429.1
                                               ==============================================
1997
Residential Furnishings                         $1,617.4      $  5.9     $1,623.3     $174.6
Commercial Furnishings                             464.4          .3        464.7       85.3
Aluminum Products                                  441.4        -           441.4       44.6
Industrial Materials                               259.7       180.1        439.8       43.5
Specialized Products                               126.3        30.6        156.9       17.6
Intersegment eliminations                                                                 .3
Adjustment to LIFO method                                                               (3.4)
                                               ---------------------------------------------
                                                $2,909.2      $216.9     $3,126.1     $362.5
                                               =============================================
1996
Residential Furnishings                         $1,428.4      $  4.7     $1,433.1     $156.4
Commercial Furnishings                             348.0          .4        348.4       65.3
Aluminum Products                                  345.8         -          345.8       30.2
Industrial Materials                               241.0       160.7        401.7       38.3
Specialized Products                               103.0        24.0        127.0       10.7
Intersegment eliminations                                                               (2.4)
Adjustment to LIFO method                                                                5.7
Merger costs                                                                           (26.6)
                                               ---------------------------------------------
                                                $2,466.2      $189.8     $2,656.0     $277.6
                                               ==============================================

                                                             Additions       Acquired
                                                          to Property,     Companies'      Depreciation
                                                             Plant and     Long-Lived               and
                                                  Assets     Equipment        Assets       Amortization
                                                -------------------------------------------------------
1998
Residential Furnishings                         $  983.1        $ 55.0         $ 64.7            $ 58.8
Commercial Furnishings                             469.8           9.7          116.1              21.4
Aluminum Products                                  404.4          42.6           24.5              17.9
Industrial Materials                               204.5           7.3           10.4              12.7
Specialized Products                               176.7          27.5            4.6               8.1
Unallocated assets                                 285.9           5.5                              9.0
Adjustment to year-end vs. average assets           10.9
                                                -------------------------------------------------------
                                                $2,535.3        $147.6         $220.3            $127.9
                                                =======================================================
1997
Residential Furnishings                         $  869.1        $ 41.5         $ 67.7            $ 49.9
Commercial Furnishings                             315.0          13.3           75.7              15.4
Aluminum Products                                  353.3          23.9           11.1              13.6
Industrial Materials                               179.9          18.3            2.8              11.5
Specialized Products                               166.5          13.9           46.9               7.4
Unallocated assets                                 227.6           8.5                              7.8
Adjustment to year-end vs. average assets           (5.1)
                                                -------------------------------------------------------
                                                $2,106.3        $119.4         $204.2            $105.6
                                                =======================================================
1996
Residential Furnishings                         $  772.5        $ 39.3         $ 77.3            $ 43.5
Commercial Furnishings                             192.6          14.6           49.1              10.9
Aluminum Products                                  301.6          18.7            4.9              15.3
Industrial Materials                               168.5           9.3            8.6              10.5
Specialized Products                               111.6           7.9            4.6               6.1
Unallocated assets                                 138.8           6.4                              5.9
Adjustment to year-end vs. average assets           27.3
                                                -------------------------------------------------------
                                                $1,712.9        $ 96.2         $144.5            $ 92.2
                                                =======================================================

Revenues from external customers, by product line, are as follows:

Year ended December 31                                  1998           1997           1996
                                                   ---------------------------------------
Residential Furnishings
  Bedding components                               $   672.3      $   596.3      $   564.6
  Residential furniture components                     413.4          382.6          327.5
  Finished & consumer products                         466.1          419.3          377.5
  Other residential furnishings products               248.7          219.2          158.8
                                                   ---------------------------------------
                                                     1,800.5        1,617.4        1,428.4
Commercial Furnishings
  Store displays, fixtures & storage products          369.7          236.9          138.0
  Office furnishings & plastic components              253.6          227.5          210.0
                                                   ---------------------------------------
                                                       623.3          464.4          348.0
Aluminum Products
  Die cast products                                    423.3          355.3          272.8
  Smelter, tool & die operations                        77.8           86.1           73.0
                                                   ---------------------------------------
                                                       501.1          441.4          345.8
Industrial Materials
  Wire, wire products & steel tubing                   269.6          259.7          241.0

Specialized Products
  Automotive products & specialized machinery          175.9          126.3          103.0
                                                   ---------------------------------------
                                                   $ 3,370.4      $ 2,909.2      $ 2,466.2
                                                   =======================================

The Company's operations outside of the United States are principally in Canada, Europe and Mexico, none of which are individually material to its consolidated operations. The geographic information that follows regarding sales is based on the area of manufacture.

Year ended December 31                    1998           1997           1996
----------------------------------------------------------------------------
External sales
  United States                      $ 3,025.9      $ 2,636.6      $ 2,292.7
  Foreign                                344.5          272.6          173.5
                                     ---------------------------------------
                                     $ 3,370.4      $ 2,909.2      $ 2,466.2
                                     =======================================

Long-lived assets
  United States                      $ 1,183.8      $   989.2      $   824.7
  Foreign                                214.4          172.5          124.9
                                     ---------------------------------------
                                     $ 1,398.2      $ 1,161.7      $   949.6
                                     =======================================

L-Contingencies

     The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. One of the Company's subsidiaries is involved in an unfair labor complaint filed by the National Labor Relations Board prior to the Company's acquisition of the subsidiary. An administrative decision has been rendered against the subsidiary, which has been upheld by the courts. The Company is currently pursuing actions to resolve this matter.

     When it appears probable in management's judgement that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company's financial position. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

     In our opinion, the financial statements listed in the index appearing under Item 14 present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri
February 3, 1999

Quarterly Summary of Earnings
Leggett & Platt, Incorporated and Subsidiaries

(Unaudited)
(Dollar amounts in millions, except per share data)

Year ended December 31, 1998             First      Second       Third      Fourth         Total
----------------------------            ------      ------      ------      ------      --------
Net sales                               $793.2      $855.4      $884.1      $837.7      $3,370.4
Gross profit                             202.3       219.3       228.8       221.1         871.5
Earnings before income taxes              92.7       100.8       104.4        97.7         395.6
Net earnings                              57.9        63.4        65.2        61.5         248.0
                                        ======      ======      ======      ======      ========
Earnings per share
  Net earnings--basic                   $  .29      $  .32      $  .33      $  .31      $   1.25
                                        ======      ======      ======      ======      ========
  Net earnings--diluted                 $  .29      $  .32      $  .32      $  .31      $   1.24
                                        ======      ======      ======      ======      ========
Year ended December 31, 1997
Net sales                               $673.2      $721.2      $747.0      $767.8      $2,909.2
Gross profit                             170.2       183.4       188.5       195.7         737.8
Earnings before income taxes              78.1        83.9        83.9        87.4         333.3
Net earnings                              48.4        52.0        52.8        55.1         208.3
                                        ======      ======      ======      ======      ========
Earnings per share
  Net earnings--basic                   $  .26      $  .28      $  .27      $  .28      $   1.09
                                        ======      ======      ======      ======      ========
  Net earnings--diluted                 $  .26      $  .27      $  .27      $  .28      $   1.08
                                        ======      ======      ======      ======      ========

Previously reported per share data have been restated to reflect a two-for-one stock split distributed on June 15, 1998.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)

              Column A                                 Column B           Column C         Column D          Column E
              --------                                 --------           --------         --------          --------
                                                                         Additions
                                                                          Charged
                                                      Balance at          to Cost                           Balance at
                                                     Beginning of           and                               End of
            Description                                 Period            Expenses        Deductions          Period
            -----------                              ------------        ---------        ----------        ----------
Year ended December 31, 1998.......................
Allowance for doubtful receivables.................  $       11.5        $     5.2        $      3.2 (A)    $     13.5
                                                     ============        =========        ==========        ==========
Year ended December 31, 1997.......................
Allowance for doubtful receivables.................  $        8.6        $     5.6        $      2.7 (A)    $     11.5
                                                     ============        =========        ==========        ==========
Year ended December 31, 1996.......................
Allowance for doubtful receivables.................  $        7.5        $     4.8        $      3.7 (A)    $      8.6
                                                     ============        =========        ==========        ==========

__________________
(A) Uncollectible accounts charged off, net of recoveries

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEGGETT & PLATT, INCORPORATED


                                             /s/ HARRY M. CORNELL, JR.
                                       By: ___________________________
                                            Harry M. Cornell, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                        Date
---------                            -----                        ----
(a)  Principal Executive Officer:


     /s/ HARRY M. CORNELL, JR.       Chairman of the Board and    March 30, 1999
 -----------------------------       Chief Executive Officer
     Harry M. Cornell, Jr.

(b)  Principal Financial Officer:


     /s/ MICHAEL A. GLAUBER          Senior Vice President,       March 30, 1999
------------------------------       Finance & Administration
     Michael A. Glauber

(c)  Principal Accounting Officer:


     /s/ ALLAN J. ROSS               Vice President - Accounting  March 30, 1999
------------------------------
     Allan J. Ross

Signature                            Title                        Date
---------                            -----                        ----
(c)  Directors:


     RAYMOND F. BENTELE *            Director
     -------------------------
     Raymond F. Bentele


     ROBERT TED ENLOE, III *         Director
     --------------------------
     Robert Ted Enloe, III


     RICHARD T. FISHER *             Director
     --------------------------
     Richard T. Fisher


     BOB L. GADDY *                  Director
     --------------------------
     Bob L. Gaddy


     DAVID S. HAFFNER *              Director
     --------------------------
     David S. Haffner


     THOMAS A. HAYS *                Director
     --------------------------
     Thomas A. Hays


     ROBERT A. JEFFERIES, JR. *      Director
     --------------------------
     Robert A. Jefferies, Jr.


     ALEXANDER M. LEVINE *           Director
     --------------------------
     Alexander M. Levine


     RICHARD L. PEARSALL *           Director
     -------------------------
     Richard L. Pearsall


     DUANE W. POTTER *               Director
     --------------------------
     Duane W. Potter


     MAURICE E. PURNELL, JR. *       Director
     --------------------------
     Maurice E. Purnell, Jr.


     ALICE L. WALTON *               Director
     --------------------------
     Alice L. Walton


     FELIX E. WRIGHT *               Director
     --------------------------
     Felix E. Wright



        /s/ ERNEST C. JETT                                        March 30, 1999
* By --------------------------
     Ernest C. Jett
     Attorney-in-Fact pursuant to Power of
     Attorney dated February 10, 1999

                                 EXHIBIT INDEX

                                                                      SEQUENTIAL
EXHIBIT NO.                   DOCUMENT DESCRIPTION                     PAGE NO.
-----------                   --------------------                     -------
3.1          Restated Articles of Incorporation of the Company as of
             May 13, 1987.

3.2          Amendment to Restated Articles of Incorporation of the
             Company dated May 12, 1993.

3.3          By-Laws of the Company with all amendments through March
             15, 1999.

4.1          Article III of Registrant's Restated Articles of
             Incorporation, filed as Exhibit 3.1 above, is incorporated by reference.

4.2          Rights Agreement effective February 15, 1999 between
             Registrant and ChaseMellon Shareholder Services, LLC, pertaining to preferred stock rights distributed by Registrant, filed as Exhibit 1 to Registrant's Form 8-K filed December 1, 1998 is incorporated by reference.

10.1(1)      Restated and Amended Employment Agreement between Harry
             M. Cornell, Jr. and Leggett & Platt, Incorporated dated as of August 14, 1996, filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31,
             1996, is incorporated by reference.

10.2(1)      Restated and Amended Employment Agreement between the
             Company and Felix E. Wright dated March 1, 1999.

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

10.7(1)      Reference is make to Appendix B to Registrant's definitive
             Proxy Statement dated March 27, 1997 used in conjunction with Registrant's Annual Meeting of Shareholders held on May 14, 1997 for a copy of the Company's 1989 Flexible
             Stock Plan, as amended, which is incorporated by reference.

10.8(1)      Summary description of the Company's Key Management
             Incentive Compensation Plan filed as Exhibit 10.7 to
             Registrant's Form 10-K for the year ended December 31,
             1993, is incorporated by reference.

10.9(1) Reference is made to description of certain long-term disability arrangements between Registrant and its salaried employees filed as Exhibit 10.7 to Registrant's Form 10-K for the year ended December 31, 1991, which is incorporated by reference.

10.10(1) Form of Indemnification Agreement approved by the shareholders of Registrant and entered into between Registrant and each of its directors and executive officers, filed as Exhibit 10.10 to Registrants Form 10-K for the year ended December 31, 1995, is incorporated by reference.

10.11(1)     Reference is made to Appendix A to Registrant's definitive
             Proxy Statement dated March 27, 1997 used in conjunction with Registrant's Annual Meeting of Shareholders held on May 14, 1997, for a copy of the Company's Director Stock
             Option Plan, as amended, which is incorporated by reference.

10.12(1)     Leggett & Platt, Incorporated Executive Stock Purchase
             Program adopted June 6, 1989 under the Company's 1989
             Flexible Stock Plan, and effective as of July 1, 1989, as amended on November 13, 1991, filed as Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1991, is incorporated by reference.

10.13(1)     Revised Employment Agreement between Bob L. Gaddy, Pace
             Industries, Inc. and Leggett & Platt, Incorporated, filed as Exhibit 10.13 to Registrant's Form 10-K for the year ended December 31, 1996, is incorporated by reference.

10.14(1) Registrant's Stock Award Program filed as Exhibit 10.20 of the Registrant's Form 10-K for the year ended December 31, 1997 is incorporated by reference.

10.15(1)     The Company's Deferred Compensation Program.

10.16(1)     The Company's Executive Deferred Stock Program.

10.17(1)     Noncompetition Agreement, dated as of May 13, 1996 between
             Bob L. Gaddy and Leggett & Platt, Incorporated, filed as
             Exhibit 10.25 to Registrant's Form 10-K for the year ended December 31, 1996, is incorporated by reference.

10.18(1)     Pace Industries, Inc., Revised and Restated Employee
             Incentive Compensation Plan, filed as Exhibit 10.27 to
             Registrant's Form 10-K for the year ended December 31,
             1996, is incorporated by reference.

21           Schedule of Subsidiaries of Registrant.

23           Consent of Independent Accountants.

24           Power of Attorney executed by members of the Company's
             Board of Directors regarding this Form 10-K and certain registration statements.

27           Financial Data Schedule.

99 Power of Attorney executed by Robert G. Griffin appointing attorneys-in-fact for purposes of filing reports under
             Section 16(a) of the Securities Exchange Act of 1934.

-----------------
(1)  Denotes management contract or compensatory plan or arrangement.