Form 10-Q
period 1999-03-31
LEGGETT & PLATT INC
filed 1999-05-14
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999
                                       	   --------------
                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from           to
                                        -------	    -------
           For Quarter Ended        Commission File Number
            March 31, 1999                   1-7845
           -----------------        ----------------------

                    LEGGETT & PLATT, INCORPORATED
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


            Missouri                           44-0324630
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


         No. 1 Leggett Road
         Carthage, Missouri                           64836
----------------------------------------	          ----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code   (417) 358-8131
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

Yes  X     No
    ---	      ---

Common stock outstanding as of May 1, 1999:   196,419,043

                   PART I.  FINANCIAL INFORMATION
           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                    ITEM 1.  FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Unaudited)

(Amounts in millions)                                  March 31,    December 31,
                                                         1999           1998
                                          						       ---------    ------------
CURRENT ASSETS
  Cash and cash equivalents                            $   23.3      $   83.5
  Accounts and notes receivable                           575.8         516.6
  Allowance for doubtful accounts                         (15.7)        (13.5)
  Inventories                                             487.8         486.2
  Other current assets                                     65.2          64.3
                                                       ---------     ---------
    Total current assets                                1,136.4       1,137.1

PROPERTY, PLANT & EQUIPMENT, NET                          833.3         820.4

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $54.4 in 1999
   and $50.8 in 1998                                      518.7         498.9
  Other intangibles, less accumulated
   amortization of $26.5 in 1999
   and $25.3 in 1998                                       29.8          29.7
  Sundry                                                   49.8          49.2
                                          						       ---------     ---------
    Total other assets                                    598.3         577.8
                                          						       ---------     ---------
TOTAL ASSETS                                           $2,568.0      $2,535.3
                                          						       =========     =========

CURRENT LIABILITIES
  Accounts and notes payable                           $  136.3      $  134.8
  Accrued expenses                                        180.8         168.8
  Other current liabilities                                61.7          97.8
                                          						       ---------     ---------
    Total current liabilities                             378.8         401.4

LONG-TERM DEBT                                            574.0         574.1

OTHER LIABILITIES                                          51.0          48.1

DEFERRED INCOME TAXES                                      78.3          74.9

SHAREHOLDERS' EQUITY
  Common stock                                              2.0           2.0
  Additional contributed capital                          406.8         396.1
  Retained earnings                                     1,107.1       1,058.7
  Accumulated other comprehensive income                  (17.6)        (18.2)
  Treasury stock                                          (12.4)         (1.8)
                                          						       ---------     ---------
    Total shareholders' equity                          1,485.9       1,436.8
                                          						       ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,568.0      $2,535.3
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

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                               (Unaudited)

(Amounts in millions, except per share data)
                                                             Three Months Ended
                                                                  March 31,
                                                 							     ------------------
                                                              1999        1998
                                                 							     ------	     ------
Net sales                                                    $887.6      $793.2

Cost of goods sold                                            655.2       590.9
                                                    				     ------	     ------
  Gross profit                                                232.4       202.3

Selling, distribution and
  administrative expenses                                     112.7        98.6

Other deductions (income), net                                  6.1         4.1
                                   							                   ------	     ------
  Earnings before interest
    and income taxes                                          113.6        99.6

Interest expense                                                9.4         8.8

Interest income                                                  .9         1.9
                                              							        ------	     ------
  Earnings before income taxes                                105.1        92.7

Income taxes                                                   39.0        34.8
                                                	 						     ------	     ------
  NET EARNINGS                                               $ 66.1      $ 57.9
							                                                      ======	     ======
Earnings Per Share
  Basic                                                      $  .33      $  .29
  Diluted                                                    $  .33      $  .29

Cash Dividends Declared
  Per Share                                                  $  .09      $ .075

Average Shares Outstanding
  Basic                                                       199.1       196.3
  Diluted                                                     201.4       199.7


See accompanying notes to consolidated condensed financial statements.

             LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

(Amounts in millions)                                        Three Months Ended
                                                                  March 31,
                                                  							   --------------------
                                                              1999        1998
                                                 							     ------	     ------
OPERATING ACTIVITIES
  Net Earnings                                              $  66.1     $  57.9
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                             31.4        25.0
      Amortization                                              5.6         5.1
      Other                                                     4.6         2.1
      Other changes, net of effects
       from purchases of companies
         Increase in accounts receivable, net                 (52.1)      (50.9)
         Decrease (increase) in inventories                     4.9       (20.2)
         Increase in other current assets                       (.8)       (3.0)
         Increase in current liabilities                        4.9        14.2
                                                 							     -------   	 -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES           64.6        30.2

INVESTING ACTIVITIES
  Additions to property, plant and equipment                  (37.3)      (36.5)
  Purchases of companies, net of cash acquired                (27.1)      (52.2)
  Other                                                        (2.4)        2.9
                                                 							     -------	    -------
           NET CASH USED FOR INVESTING ACTIVITIES             (66.8)      (85.8)

FINANCING ACTIVITIES
  Additions to debt                                             5.2       128.8
  Payments on debt                                             (6.1)      (41.8)
  Dividends paid                                              (33.3)      (28.1)
  Issuances of common stock                                      .7         1.5
  Purchases of common stock                                   (26.2)       (2.2)
  Other                                                         1.7         (.4)
                                                 							     -------	    -------
           NET CASH (USED FOR) PROVIDED BY
             FINANCING ACTIVITIES                             (58.0)       57.8
                                                 							     -------	    -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (60.2)        2.2

CASH AND CASH EQUIVALENTS - January 1,                         83.5         7.7
                                                 							     -------	    -------
CASH AND CASH EQUIVALENTS - March 31,                       $  23.3     $   9.9
                                                 							     =======	    =======

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

2.  INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                                  March 31,     December 31,
                                                    1999            1998
                                          						  ---------    	------------
At First-In, First-Out (FIFO) cost
  Finished goods                                   $ 257.5        $ 251.7
  Work in process                                     61.0           56.2
  Raw materials                                      176.3          185.5
                                          						    -------	       -------
                                                     494.8          493.4
Excess of FIFO cost over LIFO cost                     7.0            7.2
						                                              -------	       -------
                                                   $ 487.8        $ 486.2
                                          						    =======	       =======

3.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                                 March 31,     December 31,
                                                   1999            1998
                                          						 ---------     ------------
Property, plant and equipment, at cost           $1,474.8        $1,435.0
Less accumulated depreciation                       641.5           614.6
                                          						 ---------     	 ---------
                                                 $  833.3        $  820.4
                                          						 =========	      =========

4.  COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the three months ending March 31, 1999 and 1998, comprehensive income was $66.7 and $57.9, respectively.

               LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                (Unaudited)

5.  EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

                                                     Three Months Ended
                                                          March 31,
                                          						     ------------------
                                                      1999        1998
                                          						     ------	     ------
Basic
  Weighted average shares outstanding,
    including shares issuable
    for little or no cash                            199.1        196.3
					                                          	    =======	     =======
  Net earnings                                     $  66.1      $  57.9
                                          						    =======	     =======
  Earnings per share - basic                       $   .33      $   .29
                                          						    =======	     =======

Diluted
  Weighted average shares outstanding,
    including shares issuable
    for little or no cash                            199.1        196.3
  Additional dilutive shares principally
    from the assumed exercise of
    outstanding stock options                          2.3          3.4
                                            				    -------	     -------
                                                     201.4        199.7
                                          						    =======	     =======
  Net earnings                                     $  66.1      $  57.9
                                          						    =======	     =======
  Earnings per share - diluted                     $   .33      $   .29
                                          						    =======	     =======

6.  CONTINGENCIES

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

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                               (Unaudited)

7.  SEGMENT INFORMATION

Reportable segments are primarily based upon Leggett's management and organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential Furnishings derives its revenues from bedding, furniture, and other furnishings components and related consumer products. Commercial Furnishings derives its revenues from retail store fixtures, displays, storage, material handling systems, and office and institutional furnishings components. Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery and manufacturing equipment, automotive seating suspension and lumbar supports, and control cable systems.

Summaries of segment results for the three months ended March 31, 1999 and 1998 are shown in the following table:

                                             Inter-
                                 External   Segment     Total
                                   Sales     Sales      Sales     EBIT
                            				 --------   -------    -------	 -------
1999
Residential Furnishings           $475.4      $2.9     $478.3    $52.7
Commercial Furnishings             160.0        .8      160.8     25.6
Aluminum Products                  137.6        .3      137.9     12.1
Industrial Materials                66.0      55.1      121.1     17.1
Specialized Products                48.6       9.7       58.3      8.3
Intersegment eliminations              -         -          -     (2.4)
Adjustment to LIFO method              -         -          -       .2
				                              -------   -------    -------	 -------
                                  $887.6     $68.8     $956.4   $113.6
				                              =======   =======    ======= 	=======
1998
Residential Furnishings           $430.3      $2.5     $432.8    $50.0
Commercial Furnishings             131.4        .3      131.7     21.2
Aluminum Products                  136.8         -      136.8     11.6
Industrial Materials                61.8      50.0      111.8     11.7
Specialized Products                32.9      13.2       46.1      5.0
Intersegment eliminations              -         -          -      (.7)
Adjustment to LIFO method              -         -          -       .8
		                            		  -------   -------    ------- 	-------
                                  $793.2     $66.0     $859.2    $99.6
		                            		  =======   =======    =======	 =======

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                            (Unaudited)

7.  SEGMENT INFORMATION - CONTINUED

Asset information for the Company's segments at March 31, 1999 and December 31, 1998 is shown in the following table:

                                            March 31,      December 31,
                                              1999             1998
                                   					    ---------	     ------------
Assets
Residential Furnishings                     $1,030.2          $983.1
Commercial Furnishings                         479.5           469.8
Aluminum Products                              424.9           404.4
Industrial Materials                           196.1           204.5
Specialized Products                           201.1           176.7
Unallocated assets                             184.0           285.9
Adjustment to period-end
  vs. average assets                            52.2            10.9
					                                       ---------	      ---------
                                            $2,568.0        $2,535.3
                                   					    =========	      =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Capital Resources and Liquidity
--------------------------------

The Company's total capitalization at March 31, 1999 and December 31, 1998 is shown in the table below. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

(Dollar amounts in millions)                        March 31,    December 31,
                                                      1999           1998
                                          						   ----------	   ------------
Long-term debt outstanding:
Scheduled maturities                               $  574.0       $  574.1
Average interest rates                                  6.6%           6.6%
Average maturities in years                             6.0            6.2
Deferred income taxes
  and other liabilities                               129.3          123.0
Shareholders' equity                                1,485.9        1,436.8
					                                          	   ---------	     ---------
    Total capitalization                           $2,189.2       $2,133.9
                                          						   =========	     =========
Unused committed credit                            $  300.0       $  300.0
                                          						   =========	     =========
Cash and cash equivalents                          $   23.3       $   83.5
                                          						   =========	     =========

The Company's internal investments to modernize and expand manufacturing capacity were $37.3 million in the first quarter of 1999. The Company also invested $27.1 million (net of cash acquired) and issued 846,136 shares of common stock to acquire three businesses in transactions accounted for as purchases. In addition, the Company repurchased approximately 1.3 million shares of its common stock on the open market for $26.2 million cash, primarily to replace shares issued in purchase acquisitions and employee benefit plans. Cash provided by operating activities and temporary cash equivalent investments provided funds required for these investments. The Company may also buy shares issued in the future for acquisitions accounted for as purchases, or for use in benefit plans.

Working capital at March 31, 1999 was $757.6 million, up from $735.7 million at year-end. Total current assets were approximately the same at quarter-end and year-end, as increases in accounts and notes receivable were offset by reduced cash and cash equivalents. Total current liabilities decreased $22.6 million due to a decrease in accrued liabilities.

In addition to unused committed credit, the Company has the availability of short-term uncommitted credit from several banks. However, there was no short-term bank debt outstanding on March 31, 1999, or at the end of 1998. Given this strong financial position and the continuing strong coverage of interest expense, the Company has substantial capital resources and flexibility for projected internal cash needs and additional acquisitions consistent with management's goals and objectives.

Results of Operations
-----------------------

Discussion of Consolidated Results

The Company had record sales and earnings in the first quarter of 1999. Sales increased to $887.6 million (up 11.9%), net earnings increased to $66.1 million (up 14.2%), and earnings per diluted share increased to $.33 (up 13.8%) all compared with 1998 first quarter records.

Approximately two-thirds of the year-to-year sales growth was attributable to acquisitions. Internal growth in unit volume was approximately 6%. When coupled with reduced selling prices of approximately 2%, sales for the quarter grew 4% internally, in line with the Company's internal growth rate for the full year 1998. Residential Furnishings accounted for 47.8% of the 1999 increase in consolidated sales, and Commercial Furnishings accounted for 30.3% of the 1999 increase. Reduced selling prices were concentrated in Residential Furnishings, Aluminum Products and Industrial Materials.

The following table shows various measures of earnings as a percentage of sales for the first quarter in both of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.

                                                           Quarter Ended
                                                              March 31,
                                                         1999          1998
                                                    				------	       ------
    Gross profit margin                                  26.2%         25.5%
    EBIT (earnings before interest
      and taxes) margin                                  12.8          12.6
    Net profit margin                                     7.4           7.3
    Effective income tax rate                            37.1          37.5
    Interest coverage ratio                              12.2x         11.5x


The improvement in gross profit margin reflected continued increases in production efficiencies on higher volume, lower material and other costs, and generally better manufacturing overhead absorption. The EBIT margin also increased due to these factors, offset in part primarily by higher total selling, distribution and administrative expenses as a percentage of sales.

Discussion of Segment Results

A description of the products included in each segment, segment sales, segment EBIT and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

                                                         Quarter Ended
                                                             March 31,
                                                       1999         1998
                                            				      ------	      ------
Residential Furnishings                                11.0%        11.6%
Commercial Furnishings                                 15.9         16.1
Aluminum Products                                       8.8          8.5
Industrial Materials                                   14.1         10.5
Specialized Products                                   14.2         10.8


Residential Furnishings sales increased 10.5% in the first quarter, with nearly equal year-to-year internal and acquisition growth. EBIT increased 5.4% and EBIT margin was slightly lower, as increased volume and efficiencies in many operations were offset in part by temporary inefficiencies primarily in a major plant producing furniture components.

Commercial Furnishings sales were up 22.1%, with just over two-thirds of the growth attributable to acquisitions. EBIT increased 20.8% and EBIT margin was slightly lower, as improved manufacturing efficiencies were reduced by costs to consolidate commercial fixture facilities and somewhat lower volume in operations producing office and institutional furniture components.

Aluminum Products sales increased almost 1%, with acquisition growth of approximately 4%. The modest sales improvement reflects a major die casting customer's restructuring and inventory reduction, and the Company's reduced production in aluminum smelting facilities. EBIT increased 4.3%, reflecting a slight increase in EBIT margin due to improved efficiencies in die casting operations and acquisitions.

Industrial Materials sales increased 8.3%, with just over three-quarters of the growth accounted for by acquisitions. EBIT increased 46.2% and EBIT margin recovered due primarily to reduced costs for raw materials and efficiencies gained on higher production volume.

Specialized Products sales increased 26.5%, with about one-third of the growth attributable to acquisitions. EBIT increased 66.0% and EBIT margin improved as machinery and automotive operations both increased sales and efficiencies.

Year 2000 Readiness Disclosure
------------------------------

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

Many of the Company's international and certain domestic operations do not use some or any of the Corporate Offices' centralized systems. All of these non-central system locations have active projects underway to convert their systems to Year 2000 compliant software in 1999. Also, adequate testing of these non-central system conversions is expected to be completed by year-end.

In total, combining both central system and non-central system locations, management estimates that the Year 2000 systems conversion effort is 85% complete as of March 31, 1999.

All locations of the Company have been instructed to review their facilities for Year 2000 issues. Potential internal and third party risks were identified for the operating locations to consider. Inventories of computer equipment, communications with key suppliers, correspondence with customers, obtaining machinery and equipment compliance certificates and other facility testing related to Year 2000 issues are in various stages of completion at the Company's approximately 300 locations around the world. These efforts are expected to be complete at all significant locations prior to the year 2000.

Since the Company has been working on Year 2000 issues for several years, the costs of mitigating these issues, which costs have not been material in the past, were expensed in ongoing operations. No material costs are expected from the remaining Year 2000 compliance efforts. Costs of all the Company's system conversion and implementation efforts, which include those efforts related to the Year 2000 issue, were less than $6 million in 1998. The overall magnitude of these ongoing system conversion and implementation costs is not expected to be significantly different for 1999. It is not practical to segregate past or anticipated capital expenditures between Year 2000 compliance and expenditures which occur normally to keep operations technologically competitive. However, management believes that past or expected future capital requirements related to Year 2000 compliance issues are not significant to its operations.

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

Forward-Looking Statements
--------------------------

This report and other public reports or statements made from time to time by the Company or its management may contain forward-looking statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as anticipate, believe, estimate, expect, or the like.

Readers are cautioned that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made.
In addition, readers should keep in mind that, because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments that might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, the Company does not have and does not undertake any duty to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

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

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not in the past used any derivative financial instruments to hedge its exposure to interest rate changes. Substantially all of the Company's debt is denominated in United States dollars. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt is calculated using the U.S. Treasury Bond rate as of March 31, 1999 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of fixed rate debt approximated $530 at March 31, 1999, as compared to $539 at December 31, 1998.

EXCHANGE RATE

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at March 31, 1999 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment (excluding goodwill) in foreign subsidiaries subject to translation exposure was $251.1 at March 31, 1999, as compared to $208.8 at December 31, 1998. The increase in translation exposure was due primarily to changing the functional currency of the Company's Mexican operations from the US dollar to the Mexican peso.

COMMODITY PRICE

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $42 (at cost) in inventory at March 31, 1999. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 1999 the Company issued 846,136 shares of its common stock in a transaction which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. These securities were issued on February 11, 1999 to acquire Nagle Industries, Inc. from its shareholders.

ITEM 5.  OTHER INFORMATION

Summaries of unaudited quarterly segment results for 1998 are shown in the following table.

                                                   Inter-
                                      External    Segment     Total
                                        Sales      Sales      Sales     EBIT
                            				      --------	   -------    -------   ------
Quarter ended March 31, 1998
  Residential Furnishings              $430.3       $2.5     $432.8    $50.0
  Commercial Furnishings                131.4         .3      131.7     21.2
  Aluminum Products                     136.8          -      136.8     11.6
  Industrial Materials                   61.8       50.0      111.8     11.7
  Specialized Products                   32.9       13.2       46.1      5.0
  Intersegment eliminations                 -          -          -      (.7)
  Adjustment to LIFO method                 -          -          -       .8
                            				       ------- 	   ------    -------   ------
                                       $793.2      $66.0     $859.2    $99.6
                            				       =======	    ======    =======   ======
Quarter ended June 30, 1998
  Residential Furnishings              $447.9       $2.5     $450.4    $47.0
  Commercial Furnishings                160.0         .5      160.5     28.4
  Aluminum Products                     140.5          -      140.5     15.3
  Industrial Materials                   61.2       41.1      102.3     10.7
  Specialized Products                   45.8        8.1       53.9      6.6
  Intersegment eliminations                 -          -          -      (.2)
  Adjustment to LIFO method                 -          -          -      2.3
                            				       -------	    ------    -------  -------
                                       $855.4      $52.2     $907.6   $110.1
                            				       =======	    ======    =======  =======
Quarter ended September 30, 1998
  Residential Furnishings              $474.6       $3.2     $477.8    $55.5
  Commercial Furnishings                182.9         .4      183.3     36.2
  Aluminum Products                     105.9          -      105.9       .9
  Industrial Materials                   75.8       37.8      113.6     14.0
  Specialized Products                   44.9       11.9       56.8      5.5
  Intersegment eliminations                 -          -          -      (.4)
  Adjustment to LIFO method                 -          -          -      1.8
                            				       -------	    ------    -------  -------
                                       $884.1      $53.3     $937.4   $113.5
                            				       =======	    ======    =======  =======

                                                   Inter-
                                      External    Segment      Total
                                        Sales      Sales       Sales    EBIT
                             			      --------	   -------     -------  ------
Quarter ended December 31, 1998
  Residential Furnishings              $447.7       $3.2      $450.9    $49.3
  Commercial Furnishings                149.0         .5       149.5     25.3
  Aluminum Products                     117.9          -       117.9      4.8
  Industrial Materials                   70.8       46.0       116.8     15.5
  Specialized Products                   52.3        9.8        62.1      8.0
  Intersegment eliminations                 -          -           -        -
  Adjustment to LIFO method                 -          -           -      3.0
                            				       -------	    ------     -------  -------
                                       $837.7      $59.5      $897.2   $105.9
                            				       =======	    ======     =======  =======
Year ended December 31, 1998
  Residential Furnishings            $1,800.5     $ 11.4    $1,811.9   $201.8
  Commercial Furnishings                623.3        1.7       625.0    111.1
  Aluminum Products                     501.1          -       501.1     32.6
  Industrial Materials                  269.6      174.9       444.5     51.9
  Specialized Products                  175.9       43.0       218.9     25.1
  Intersegment eliminations                 -          -           -     (1.3)
  Adjustment to LIFO method                 -          -           -      7.9
                            				     ---------	   -------   ---------  -------
                                     $3,370.4     $231.0    $3,601.4   $429.1
	                             		     =========	   =======   =========  =======


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit 27 - Financial Data Schedule

     Exhibit 99 - Power of Attorney executed by Jack D. Crusa appointing attorneys-in-fact for purposes of filing reports under
                  Section 16(a) of the Securities Exchange Act of 1934.

     Exhibit 99 - Power of Attorney executed by Karl G. Glassman appointing attorneys-in-fact for purposes of filing reports under
                  Section 16(a) of the Securities Exchange Act of 1934.

(B) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEGGETT & PLATT, INCORPORATED





DATE: May 14, 1999                       By: /s/ FELIX E. WRIGHT
                                   					     --------------------------
                                             Felix E. Wright
                                             President and
                                             Chief Executive Officer





DATE: May 14, 1999                       By: /s/ MICHAEL A. GLAUBER
                                   					     --------------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                             EXHIBIT INDEX


Exhibit                                                           Page
-------								                                                   ----

   27     Financial Data Schedule                                  19


   99     Power of Attorney executed by Jack D. Crusa
          appointing attorneys-in-fact for purposes of
          filing reports under Section 16(a) of the
          Securities Exchange Act of 1934.                         20

   99     Power of Attorney executed by Karl G. Glassman
          appointing attorneys-in-fact for purposes of
          filing reports under Section 16(a) of the
          Securities Exchange Act of 1934.                         21