Form 10-Q
period 1999-06-30
LEGGETT & PLATT INC
filed 1999-08-13
CIK 58492

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                               OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           for the transition period from           to

         For Quarter Ended        Commission File Number
              June 30, 1999                   1-7845


                  LEGGETT & PLATT, INCORPORATED
     (Exact name of registrant as specified in its charter)


                Missouri                           44-0324630
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


             No. 1 Leggett Road
             Carthage, Missouri                           64836
    (Address of principal executive offices)           (Zip Code)


    Registrant's telephone number, including area code   (417) 358-8131


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X     No

    Common stock outstanding as of August 1, 1999:   196,707,445

                    PART I.  FINANCIAL INFORMATION
            LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                     ITEM 1.  FINANCIAL STATEMENTS
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Unaudited)

(Amounts in millions)                             June 30,     December 31,
                                                    1999          1998
CURRENT ASSETS
  Cash and cash equivalents                     $    13.4     $    83.5
  Accounts and notes receivable                     585.5         516.6
  Allowance for doubtful accounts                   (16.3)        (13.5)
  Inventories                                       514.4         486.2
  Other current assets                               66.8          64.3
-------------------------------------------------------------------------
    Total current assets                          1,163.8       1,137.1

PROPERTY, PLANT & EQUIPMENT, NET                    844.8         820.4

OTHER ASSETS
  Excess cost of purchased companies over
   net assets acquired, less accumulated
   amortization of $58.1 in 1999
   and $50.8 in 1998                                601.5         498.9

  Other intangibles, less accumulated
   amortization of $28.6 in 1999
   and $25.3 in 1998                                 30.2          29.7
  Sundry                                             46.7          49.2
------------------------------------------------------------------------
    Total other assets                              678.4         577.8
------------------------------------------------------------------------
    TOTAL ASSETS                                $ 2,687.0     $ 2,535.3
========================================================================

CURRENT LIABILITIES

  Accounts and notes payable                    $   158.9     $   134.8
  Accrued expenses                                  189.5         168.8
  Other current liabilities                          77.5          97.8
------------------------------------------------------------------------
    Total current liabilities                       425.9         401.4

LONG-TERM DEBT                                      611.6         574.1
OTHER LIABILITIES                                    52.0          48.1
DEFERRED INCOME TAXES                                75.5          74.9

SHAREHOLDERS' EQUITY
  Common stock                                        2.0           2.0
  Additional contributed capital                    419.1         396.1
  Retained earnings                               1,161.7       1,058.7
  Accumulated other comprehensive income            (17.2)        (18.2)
  Treasury stock                                    (43.6)         (1.8)
-------------------------------------------------------------------------
   Total shareholders' equity                     1,522.0       1,436.8
-------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 2,687.0     $ 2,535.3
=========================================================================

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)

(Amounts in millions, except per share data)


                               Six Months Ended       Three Months Ended
                                   June 30,                 June 30,

                                   1999        1998        1999        1998
Net sales                       $ 1,822.8   $ 1,648.6  $   935.2   $   855.4
Cost of goods sold                1,337.0     1,227.8      681.8       636.1
-----------------------------------------------------------------------------
Gross profit                        485.8       421.6      253.4       219.3

Selling, distribution and
  administrative expenses           233.5       203.6      120.8       105.0

Other deductions (income), net       14.1         8.3        8.0         4.2
-----------------------------------------------------------------------------
Earnings before interest and
  income taxes                      238.2       209.7      124.6       110.1

Interest expense                     19.4        18.8       10.0        10.0

Interest income                       1.4         2.6        0.5         0.7
-----------------------------------------------------------------------------
  Earnings before income taxes      220.2       193.5      115.1       100.8

Income taxes                         81.7        72.2       42.7        37.4
-----------------------------------------------------------------------------
  NET EARNINGS                  $   138.5   $   121.3  $    72.4   $    63.4
=============================================================================

Earnings Per Share
  Basic                         $    0.70   $    0.62  $    0.37   $    0.32
  Diluted                       $    0.69   $    0.61  $    0.36   $    0.32

Cash Dividends Declared
  Per Share                     $    0.18   $   0.155  $    0.09   $    0.08

Average Shares Outstanding
  Basic                             198.6       196.9      198.1       197.6
  Diluted                           201.2       200.3      200.9       200.9

 See accompanying notes to consolidated condensed financial statements.

              LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(Amounts in millions)                               Six Months Ended
                                                        June 30,

                                                       1999        1998

OPERATING ACTIVITIES

  Net Earnings                                     $   138.5    $   121.3

  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Depreciation                                        61.3         50.7
    Amortization                                        12.9         10.3
    Other                                                5.3          2.8
    Other changes, net of effects
      from purchases of companies
        Increase in accounts receivable, net           (33.5)       (21.0)
        Increase in inventories                         (6.7)       (13.0)
        Increase in other current assets                (0.2)        (2.9)
        Increase (decrease) in current liabilities      37.3         (9.1)
---------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES     214.9        139.1

INVESTING ACTIVITIES
  Additions to property, plant and equipment           (77.0)       (67.9)
  Purchases of companies, net of cash acquired        (105.1)       (73.5)
  Other                                                  6.7         (6.6)
---------------------------------------------------------------------------
         NET CASH USED FOR INVESTING ACTIVITIES       (175.4)      (148.0)

FINANCING ACTIVITIES
  Additions to debt                                     45.8        257.9
  Payments on debt                                     (43.4)      (186.5)
  Dividends paid                                       (51.0)       (43.9)
  Issuances of common stock                              1.8          0.0
  Purchases of common stock                            (63.1)         0.0
  Other                                                  0.3         (4.6)
---------------------------------------------------------------------------
         NET CASH (USED FOR) PROVIDED BY
           FINANCING ACTIVITIES                       (109.6)        22.9
---------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (70.1)        14.0

CASH AND CASH EQUIVALENTS - January 1,                  83.5          7.7
---------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - June 30,               $    13.4    $    21.7
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

2.INVENTORIES

Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                           June 30,     December 31,
                                             1999           1998
At First-In, First-Out (FIFO) cost
  Finished goods                         $   278.2      $   251.7
  Work in process                             62.3           56.2
  Raw materials                              180.9          185.5
-------------------------------------------------------------------
                                             521.4          493.4
Excess of FIFO cost over LIFO cost             7.0            7.2
-------------------------------------------------------------------
                                         $   514.4      $   486.2
===================================================================

3. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                               June 30,       December 31,
                                                 1999             1998

Property, plant and equipment, at cost         $ 1,511.8        $ 1,435.0
Less accumulated depreciation                      667.0            614.6
---------------------------------------------------------------------------
                                               $   844.8        $   820.4
===========================================================================

4.   COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting
Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the six months ending June 30, 1999 and 1998, comprehensive income was $139.5 and $116.2, respectively.

         LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                           (Unaudited)

5.    EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

                                  Six Months Ended        Three Months Ended
                                      June 30,                  June 30,
                                   1999       1998          1999       1998
Basic

  Weighted average shares
    outstanding, including
    shares issuable for
    little or no cash             198.6       196.9        198.1      197.6
============================================================================
  Net earnings                  $ 138.5     $ 121.3      $  72.4    $  63.4
============================================================================
  Earnings per share - basic    $  0.70     $  0.62      $  0.37    $  0.32
============================================================================

Diluted
  Weighted average shares
    outstanding, including
    shares issuable for
    little or no cash             198.6       196.9        198.1      197.6

  Additional dilutive shares
    principally from the
    assumed exercise of
    outstanding stock options       2.6         3.4          2.8        3.3
----------------------------------------------------------------------------
                                  201.2       200.3        200.9      200.9
============================================================================
  Net earnings                  $ 138.5     $ 121.3      $  72.4    $  63.4
============================================================================
  Earnings per share - diluted  $  0.69     $  0.61      $  0.36    $  0.32
============================================================================

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

7.    SEGMENT INFORMATION

Reportable segments are primarily based upon the Company's management and organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential Furnishings derives its revenues from components for bedding, furniture, and other furnishings, as well as related consumer products. Commercial Furnishings derives its revenues from retail store fixtures, displays, storage, material handling systems, and components for office and institutional furnishings. Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot.
Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery and manufacturing equipment, automotive seating suspension and lumbar supports, and control cable systems.

A summary of segment results for the six months ended June 30, 1999 and 1998 and the quarters ended June 30 and March 31, 1999 and 1998 are shown in the following tables. Prior periods' segment results have been restated due to a change in organizational structure and to conform to the current presentation. The impact of restatment of prior periods is not significant.

                                               Inter-
                                    External   Segment     Total
                                     Sales      Sales      Sales    EBIT

Six Months ended June 30, 1999

Residential Furnishings            $  950.7   $   5.0   $  955.7   $104.7
Commercial Furnishings                340.4       1.6      342.0     57.2
Aluminum Products                     282.5       8.5      291.0     27.8
Industrial Materials                  135.8     105.6      241.4     35.2
Specialized Products                  113.4      22.8      136.2     16.4
Intersegment eliminations                 -         -          -     (3.3)
Change in LIFO reserve                    -         -          -      0.2
--------------------------------------------------------------------------
Totals                             $1,822.8   $ 143.5   $1,966.3   $238.2
==========================================================================

Six Months ended June 30, 1998

Residential Furnishings            $  866.7   $   3.2   $  869.9   $ 95.4
Commercial Furnishings                291.4       0.8      292.2     49.6
Aluminum Products                     277.3       8.1      285.4     26.9
Industrial Materials                  123.0     100.1      223.1     22.4
Specialized Products                   90.2      22.5      112.7     13.2
Intersegment eliminations                 -         -          -     (0.9)
Change in LIFO reserve                    -         -          -      3.1
---------------------------------------------------------------------------
Totals                             $1,648.6   $ 134.7   $1,783.3   $209.7
===========================================================================


         LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                           (Unaudited)

7.    SEGMENT INFORMATION - CONTINUED

                                                  Inter-
                                      External   Segment    Total
                                        Sales     Sales     Sales    EBIT
Quarter ended June 30, 1999

Residential Furnishings             $ 481.3    $ 2.7   $  484.0   $ 53.0
Commercial Furnishings                180.4      0.8      181.2     31.6
Aluminum Products                     144.9      4.3      149.2     15.7
Industrial Materials                   69.8     50.5      120.3     18.1
Specialized Products                   58.8     11.5       70.3      7.1
Intersegment eliminations                 -        -          -     (0.9)
Change in LIFO reserve                    -        -          -        -
--------------------------------------------------------------------------
Totals                              $935.2     $69.8   $1,005.0   $124.6
==========================================================================

Quarter ended June 30, 1998

Residential Furnishings             $442.4     $ 1.7   $ 444.1    $ 46.2
Commercial Furnishings               160.0       0.5     160.5      28.4
Aluminum Products                    140.5       3.8     144.3      15.3
Industrial Materials                  61.2      45.5     106.7      10.7
Specialized Products                  51.3       8.7      60.0       7.4
Intersegment eliminations                -         -         -      (0.2)
Change in LIFO reserve                   -         -         -       2.3
--------------------------------------------------------------------------
Totals                              $855.4     $60.2   $ 915.6    $110.1
==========================================================================

Quarter ended March 31, 1999

Residential Furnishings             $469.4     $ 2.3   $ 471.7    $ 51.7
Commercial Furnishings               160.0       0.8     160.8      25.6
Aluminum Products                    137.6       4.2     141.8      12.1
Industrial Materials                  66.0      55.1     121.1      17.1
Specialized Products                  54.6      11.3      65.9       9.3
Intersegment eliminations                -         -         -      (2.4)
Change in LIFO reserve                   -         -         -       0.2
--------------------------------------------------------------------------
Totals                              $887.6     $73.7   $ 961.3    $113.6
==========================================================================

Quarter ended March 31, 1998

Residential Furnishings             $424.3     $ 1.5   $ 425.8    $ 49.2
Commercial Furnishings               131.4       0.3     131.7      21.2
Aluminum Products                    136.8       4.3     141.1      11.6
Industrial Materials                  61.8      54.6     116.4      11.7
Specialized Products                  38.9      13.8      52.7       5.8
Intersegment eliminations                -         -         -      (0.7)
Change in LIFO reserve                   -         -         -       0.8
--------------------------------------------------------------------------
Totals                              $793.2     $74.5   $ 867.7    $ 99.6
==========================================================================

         LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                           (Unaudited)

7.    SEGMENT INFORMATION - CONTINUED

Asset information for the Company's segments at June 30, 1999 and December 31, 1998 is shown in the following table:

                                             June 30,      December 31,
                                               1999           1998

Assets

Residential Furnishings                     $1,035.1     $  971.0
Commercial Furnishings                         616.5        469.8
Aluminum Products                              429.6        404.4
Industrial Materials                           191.4        204.5
Specialized Products                           209.4        188.8
Unallocated assets                             175.9        285.9
Adjustment to period-end
  Vs. average assets                            29.1         10.9
--------------------------------------------------------------------
                                            $2,687.0     $2,535.3
====================================================================

ITEM  2.  -  MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

The Company's total capitalization at June 30, 1999 and December 31, 1998 is shown in the table below. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

   (Dollar amounts in millions)                June 30,     December 31,
                                                 1999           1998

   Long-term debt outstanding:
     Scheduled maturities                        $  611.6      $  574.1
        Average interest rates                        6.6%          6.6%
        Average maturities in years                   5.6           6.2
   Deferred income taxes and other liabilites       127.5         123.0
   Shareholders' equity                           1,522.0       1,436.8
--------------------------------------------------------------------------
         Total capitalization                    $2,261.1      $2,133.9
==========================================================================
   Unused committed credit                       $  300.0      $  300.0
==========================================================================
   Cash and cash equivalents                     $   13.4      $   83.5
==========================================================================

   Internal investments to modernize and expand manufacturing capacity were $77.0 million in the first six months of 1999. The
Company also invested $105.1 million (net of cash acquired) and issued 846,136 shares of common stock to acquire ten businesses in transactions accounted for as purchases. In addition, the Company repurchased approximately 3.0 million shares of its common stock for $63.1 million cash, primarily to replace shares issued in purchase acquisitions and employee benefit plans. Cash provided by operating activities and temporary cash equivalent investments provided a majority of the funds required for these investments.

   Working capital at June 30, 1999 was $737.9 million, up slightly from $735.7 million at year-end. Total current assets reflected increases primarily in accounts and notes receivable and inventories, which were largely offset by reduced cash and cash equivalents. Total current liabilities reflected increases in accounts payable and accrued expenses that were partially offset by a decrease in other current liabilities.

   Long-term debt outstanding at mid-year was 27.0%  of  total capitalization compared to 26.9% at the end of 1998.  In addition to  unused committed credit, the Company has the availability  of short-term uncommitted credit from several banks.  However, there was  no short-term bank debt outstanding on June 30, 1999, or  at the  end of the prior year.  Given this strong financial position and  the  continuing  strong coverage of  interest  expense,  the
Company  has  substantial capital resources and  flexibility  for
projected   internal  cash  needs  and  additional   acquisitions
consistent with management's goals and objectives.

Results of Operations
----------------------
Discussion of Consolidated Results

   Sales and earnings grew to record levels in the first  half
of  1999.   Sales  increased to $1.82  billion  (up  10.6%),  net
earnings increased to $138.5 million (up 14.2%), and earnings per diluted  share  increased to $.69 (up 13.1%) - all compared  with the first half of 1998.

   Results for the second quarter also set new quarterly highs.
Sales  were  $935.2  million (up 9.3%), net earnings  were  $72.4 million (up 14.2%), and earnings per diluted share were $.36  (up
12.5%) - all compared with the second quarter of 1998.

   This performance reflects ongoing benefits from internal growth, efficiencies and acquisitions. Roughly two-thirds of the year-to-year growth in both of the last two quarters was attributable to acquisitions. Internal growth in unit volume was approximately 6%. When coupled with selling prices approximately
2% lower than the first two quarters of 1998, same location sales increased about 4%. This performance is exceeding management's long-term objective for internal growth of approximately 5%.

   Businesses  acquired in the first half of 1999  will  expand the  Company's  annual volume by approximately $230  million,  or almost 7% when compared with sales of $3.37 billion for the prior
year.   These  acquisitions  keep  the  Company  on  track   with
management's  long-term  objective  for  acquisition  growth   of
approximately 10%.

   Six of the recently acquired businesses, with annual sales of about $140 million, serve markets for Commercial Furnishings.
They will enhance the Company's position in these markets by adding excellent design and manufacturing capabilities in each of the following areas:

     Store Fixtures

              Met Displays of Chicago, Illinois
              Toledo Store Fixtures of Perrysburg, Ohio

     Point-of-Purchase Displays

              Beeline Group of Newark, California

     Storage and Material Handling Systems

              Arc Specialties of Valencia, California
              Jarke Corporation of Niles, Illinois
              Sensible Storage of Gurnee, Illinois

   Three additional businesses acquired in the first half of this year manufacture components, or related consumer products, and serve markets for Residential Furnishings. They have annual sales of approximately $60 million and include:

              Maxwell Products of Cerritos, California
              Southwest Carpet Pad of Carson, California
              Yarborough Industrial Fabrics of Claremont, North Carolina

   The  tenth  acquired business, Nagle Industries of  Detroit,
Michigan,  has  annual sales of approximately  $30  million,  and
strengthens   the  Company's  position  in  niche   markets   for
Specialized  Products.   Nagle designs and  manufactures  control
cable systems, primarily for the automotive industry.

    Residential  Furnishings accounted for 48.2%  of  the  1999 increase in consolidated sales in the first half of the year  and
48.7%  of  the  1999 increase in the second quarter.   Commercial
Furnishings  accounted  for 28.1% and 25.6%,  respectively.   The
lower year-to-year selling prices noted earlier were concentrated in  Residential  Furnishings, Aluminum  Products  and  Industrial
Materials.

    The following table shows various measures of earnings as a percentage of sales for the first half and the second quarter in both of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.


                                    Six Months Ended        Quarter Ended
                                       June 30,               June 30,
                                     1999      1998         1999      1998
  Gross profit margin                26.7%     25.6%        27.1%     25.6%
  EBIT (earnings before
  interest and taxes) margin         13.1      12.7         13.3      12.9
  Net profit margin                   7.6       7.4          7.7       7.4
  Effective income tax rate          37.1      37.3         37.1      37.1
  Interest coverage ratio            12.4x     11.3x        12.5x     11.1x


    The improvement in gross profit margin reflected continued increases in production efficiencies on higher volume, lower material and other costs, and generally better manufacturing overhead absorption. The EBIT margin also increased due to these factors, offset in part primarily by higher total selling, distribution and administrative expenses, as well as other deductions as a percentage of sales.

Discussion of Segment Results

      A description of the products included in each segment, segment sales, segment EBIT and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

                           Six Months Ended       Quarter Ended
                               June 30,              June 30,
                           1999      1998        1999      1998

  Residential              11.0%     11.0%        11.0%    10.4%
  Furnishings
  Commercial               16.7      17.0         17.4     17.7
  Furnishings
  Aluminum Products         9.6       9.4         10.5     10.6
  Industrial Materials     14.6      10.0         15.0     10.0
  Specialized Products     12.0      11.7         10.1     12.3


Six Months Discussion

   Residential Furnishings total sales for the first half of 1999 increased 9.9%, with acquisition growth of just over 5%.
EBIT grew 9.7%, reflecting acquisitions and increased efficiencies on higher production in many operations, offset in part by inefficiencies in a major plant producing furniture components. As shown above, EBIT margin was unchanged from the first half of 1998.

   Commercial   Furnishings   sales   increased   17.0%,   with
acquisition growth of just over 10%. EBIT grew at a somewhat slower rate of 15.3%, as expenses to consolidate two commercial fixture facilities partially offset the benefits of higher volume and acquisitions. These factors resulted in a slightly lower EBIT margin.

   Aluminum Products sales increased 2.0%, with acquisition growth just short of 3%. The acquired volume offset the impact of reduced production in aluminum smelting operations and a major die casting customer's continued inventory reduction. EBIT increased 3.3%, reflecting acquisitions and improved efficiencies in die casting operations. Thus, EBIT margin increased slightly.

   Industrial Materials sales increased 8.2%, with acquisition growth of just over 7%. EBIT increased 57.1%, reflecting more normal raw material costs, efficiencies gained on higher production and acquisitions. The improvement in EBIT margin also reflected these factors.

   Specialized Products sales increased 20.9%, with nearly equal internal and acquisition growth. EBIT increased 24.2%, reflecting higher sales of machinery and equipment in the first quarter, improved operating efficiencies and acquisitions. EBIT margin benefited from these improvements.

Second Quarter Discussion

   Residential Furnishings sales for the second quarter increased 9.0%, with nearly equal year-to-year internal and acquisition growth. EBIT grew 14.7%, reflecting increased efficiencies on higher production and acquisitions. EBIT margin also improved due to these factors.

   Commercial   Furnishings  sales  increased   12.9%,   with
acquisition growth of just over 6%. EBIT grew 11.3%, as expenses to consolidate two commercial fixture facilities partially offset the benefits of higher volume and acquisitions. Thus, EBIT margin was slightly lower.

   Aluminum Products sales increased 3.4%, with most of the growth attributable to acquisitions. The acquired volume offset the impact of reduced production in aluminum smelting operations and a major die casting customer's continued inventory reduction. EBIT increased 2.6% due to acquisitions plus improved efficiencies in die casting operations and reflected EBIT margin that was about unchanged.

  Industrial Materials sales increased 12.7%, with acquisition growth of just over 7%. EBIT increased 69.2%, reflecting more normal raw material costs, efficiencies gained on higher production and acquisitions. The improvement in EBIT margin also reflected these factors.

  Specialized Products sales increased 17.2%, with acquisition growth of slightly more than 12%. EBIT decreased 4.1%, reflecting lower machinery and equipment volume which carries higher margins and increased expense from a plant consolidation. These factors impacted EBIT margin.

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

   In total, combining both central system and non-central system locations, management estimates that the Year 2000 systems conversion effort is 95% complete as of June 30, 1999.

   All locations of the Company have been instructed to review their facilities for Year 2000 issues. Potential internal and third party risks were identified for the operating locations to consider. Inventories of computer equipment, communications with key suppliers, correspondence with customers, obtaining machinery and equipment compliance certificates and other facility testing related to Year 2000 issues are complete or nearing completion at the Company's approximately 300 locations around the world.
These efforts are expected to be complete at all significant locations prior to the year 2000.

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

   Efforts to date have been concentrated on mitigating Year 2000 disturbances. The Steering Committee is in the process of evaluating the reasonable potential risks that cannot be mitigated and determining the extent of contingency planning and resources that are appropriate. These contingency actions and resources are planned to be in place in sufficient time for the year 2000.

Forward-Looking Statements

   This report and other public reports or statements made from time to time by the Company or its management may contain "forward-looking" statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as "anticipate," "believe," "estimate," "expect," "plan" or the like.

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

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes but, in the second quarter of 1999, $14 of fixed rate debt was issued and converted to variable rate debt by use of a swap instrument. Substantially all of the Company's debt is denominated in United States dollars. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt is calculated using the U.S. Treasury Bond rate as of June 30, 1999 for similar remaining maturities, plus an estimated spread over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of fixed rate debt approximated $519 at June 30, 1999, as compared to $539 at December 31, 1998.

EXCHANGE RATE

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at June 30, 1999 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment (excluding goodwill) in foreign subsidiaries subject to translation exposure was $259.8 at June 30, 1999, as compared to $208.8 at December 31, 1998. The increase in translation exposure was due to changing the functional currency of the Company's Mexican operations from the US dollar to the Mexican peso and to increases in Canadian dollar exposure from the strengthening of this currency (versus the US dollar) and other factors.

COMMODITY PRICE

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $44 (at cost) in inventory at June 30, 1999. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 12, 1999. Matters voted upon were (1) election of directors, (2) proposal to increase the Company's authorized Common Stock from 300 million shares to 600 million shares, (3) proposal to amend the Company's 1989 Discount Stock Plan, (4) proposal to approve the Company's 1999 Key Officers Incentive Plan, and (5) proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's Independent Auditors for the Fiscal Year ending
December 31, 1999.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1.  Election of Directors

         DIRECTOR                          FOR        WITHHELD

     Raymond F. Bentele                150,105,479   23,667,250
     Harry M. Cornell, Jr.             149,845,597   22,927,132
     Robert Ted Enloe, III             147,998,852   25,773,877
     Richard T. Fisher                 150,062,622   23,710,107
     Bob L. Gaddy                      149,801,850   23,970,879
     David S. Haffner                  149,894,301   23,878,428
     Thomas A. Hays                    150,102,537   23,670,192
     Robert A. Jefferies, Jr.          149,894,197   23,878,532
     Alexander M. Levine               150,102,695   23,670,034
     Richard L. Pearsall               150,019,960   23,752,769
     Duane W. Potter                   149,895,612   23,877,117
     Maurice E. Purnell, Jr.           148,889,827   24,882,902
     Alice L. Walton                   150,083,733   23,688,996
     Felix E. Wright                   148,008,407   25,764,322

2. To increase the Company's authorized Common Stock from 300 million shares to 600 million shares

        FOR                     AGAINST                ABSTAIN

     145,869,529              27,449,683               453,517

3.   To amend the Company's 1989 Discount Stock Plan

         FOR                     AGAINST               ABSTAIN

     167,196,652               3,241,598               714,230

4.   To approve the Company's 1999 Key Officers Incentive Plan

         FOR                     AGAINST               ABSTAIN

     169,816,901               3,241,598               714,230

5.   Ratification of Independent Auditors

         FOR                     AGAINST               ABSTAIN

     173,447,345                 141,031               184,353

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (A)  Exhibit 3 - Amendment of Restated Articles of Incorporation
                  dated May 24, 1999

      Exhibit 27 - Financial Data Schedule

 (B) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEGGETT & PLATT,
INCORPORATED





DATE: August 13, 1999                    By: /s/ FELIX E. WRIGHT
                                             -------------------
                                             Felix E. Wright
                                             President and
                                             Chief Executive Officer






DATE: August 13, 1999                    By: /s/ MICHAEL A. GLAUBER
                                             ----------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                          EXHIBIT INDEX


Exhibit
                                                                  Page

    3     Amendment of Restated Articles of Incorporation           21

   27     Financial Data Schedule                                   23