Form 10-Q
period 1999-09-30
LEGGETT & PLATT INC
filed 1999-11-15
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   for the transition period from ____________ to ________________

                                            Commission File
              For Quarter Ended                  Number
             September 30, 1999                  1-7845


                    LEGGETT & PLATT, INCORPORATED
       (Exact name of registrant as specified in its charter)


               Missouri                            44-0324630
           (State or other              (I.R.S. Employer Identification
           jurisdiction of                            No.)
           incorporation or
            organization)


             No. 1 Leggett Road
             Carthage, Missouri                     64836
      (Address of principal executive             (Zip Code)
                  offices)

Registrant's telephone number, including area code     (417) 358-8131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No

Common stock outstanding as of November 1, 1999:  196,284,790

                    PART I. FINANCIAL INFORMATION
           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                    ITEM 1. FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Unaudited)

(Amounts in millions)                    September 30,    December 31,
                                              1999           1998
CURRENT ASSETS
  Cash and cash equivalents                $    21.8      $    83.5
  Accounts and notes receivable                623.4          516.6
  Allowance for doubtful accounts              (15.9)         (13.5)
  Inventories                                  541.4          486.2
  Other current assets                          68.7           64.3
--------------------------------------------------------------------
    Total current assets                     1,239.4        1,137.1

PROPERTY, PLANT & EQUIPMENT, NET               884.4          820.4

OTHER ASSETS
Excess cost of purchased companies over
  net assets acquired, less accumulated
  amortization of $62.4 in 1999
  and $50.8 in 1998                            682.0          498.9

Other intangibles, less accumulated
  amortization of $29.8 in 1999
  and $25.3 in 1998                             44.1           29.7
  Sundry                                        44.5           49.2
--------------------------------------------------------------------
    Total other assets                         770.6          577.8
--------------------------------------------------------------------
TOTAL ASSETS                                $2,894.4       $2,535.3
====================================================================

CURRENT LIABILITIES
  Accounts and notes payable                 $ 160.1        $ 134.8
  Accrued expenses                             203.3          168.8
  Other current liabilities                     83.4           97.8
--------------------------------------------------------------------
    Total current liabilities                  446.8          401.4

LONG-TERM DEBT                                 745.2          574.1
OTHER LIABILITIES                               48.8           48.1
DEFERRED INCOME TAXES                           72.5           74.9

SHAREHOLDERS' EQUITY
  Common stock                                   2.0            2.0
  Additional contributed capital               420.3          396.1
  Retained earnings                          1,221.5        1,058.7
  Accumulated other comprehensive income       (11.9)         (18.2)
  Treasury stock                               (50.8)          (1.8)
---------------------------------------------------------------------
    Total shareholders' equity               1,581.1        1,436.8
---------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $2,894.4       $2,535.3
=====================================================================

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                             (Unaudited)

(Amounts in millions, except per share data)

                             Nine Months Ended       Three Months Ended
                               September 30,            September 30,
                              1999        1998         1999       1998

Net sales                     $2,813.9     2,532.7    $ 991.1     $  884.1
Cost of goods sold             2,058.2     1,882.3      721.2        655.3
---------------------------------------------------------------------------
Gross profit                     755.7       650.4      269.9        228.8

Selling, distribution and
administrative expenses          362.4       313.5      128.9        109.9

Other deductions (income), net    20.4        13.7        6.3          5.4
---------------------------------------------------------------------------
Earnings before interest
  and income taxes               372.9       323.2      134.7        113.5

Interest expense                  30.5        28.7       11.1          9.9
Interest income                    1.8         3.4        0.4          0.8
---------------------------------------------------------------------------
Earnings before income taxes     344.2       297.9      124.0        104.4

Income taxes                     128.0       111.4       46.3         39.2
---------------------------------------------------------------------------
  NET EARNINGS                $  216.2    $  186.5   $   77.7     $   65.2
===========================================================================

Earnings Per Share
  Basic                       $   1.09    $   0.94   $   0.39      $  0.33
  Diluted                     $   1.08    $   0.93   $   0.39      $  0.32

Cash Dividends Declared
  Per Share                   $   0.27    $  0.235   $   0.09      $  0.08

Average Shares Outstanding
  Basic                          198.5       197.9      198.2        198.3
  Diluted                        201.1       200.6      200.9        201.1

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(Amounts in millions)                               Nine Months Ended
                                                       September 30,
                                                    1999           1998

OPERATING ACTIVITIES
  Net Earnings                                     $  216.2        $  186.5
  Adjustments to reconcile net earnings to net
  cash provided by operating activities
    Depreciation                                       89.3            77.0
    Amortization                                       20.6            15.4
    Other                                              (2.7)           13.2
    Other changes, net of effects from
     purchase of companies
      Increase in accounts receivable, net            (53.4)          (87.0)
      (Increase) decrease in inventories              (19.1)            7.1
      Increase in other current assets                 (2.4)           (3.5)
      Increase in current liabilities                  47.2            15.2
---------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES      295.7           223.9

INVESTING ACTIVITIES
  Additions to property, plant and equipment         (113.4)         (102.1)
  Purchases of companies, net of cash acquired       (233.0)          (89.9)
  Other                                                 4.9             0.1
---------------------------------------------------------------------------
       NET CASH USED FOR INVESTING ACTIVITIES        (341.5)         (191.9)

FINANCING ACTIVITIES
  Additions to debt                                   209.3           262.7
  Payments on debt                                    (83.9)         (193.3)
  Dividends paid                                      (68.9)          (59.9)
  Issuances of common stock                             3.1             4.3
  Purchases of common stock                           (78.6)           (5.2)
  Other                                                 3.1            (6.0)
-----------------------------------------------------------------------------
    NET CASH (USED FOR) PROVIDED BY
        FINANCING ACTIVITIES                          (15.9)            2.6
-----------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (61.7)           34.6

CASH AND CASH EQUIVALENTS - January 1,                 83.5             7.7
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - September 30,           $  21.8         $  42.3
============================================================================

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

(Amounts in millions)

1. STATEMENT

  In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary for a fair statement of results of operations and financial position of Leggett & Platt, Incorporated and Consolidated Subsidiaries (the `Company').

2. INVENTORIES

  Inventories, using principally the Last-In, First-Out (LIFO) cost method, comprised the following:

                                         September 30,    December 31,
                                             1999             1998
At First-In, First-Out (FIFO) cost
   Finished goods                          $  280.2        $  251.7
   Work in process                             65.5            56.2
   Raw materials                              203.3           185.5
--------------------------------------------------------------------
                                              549.0           493.4
Excess of FIFO cost over LIFO cost              7.6             7.2
--------------------------------------------------------------------
                                            $  541.4       $  486.2
====================================================================

3.   PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                            September 30,    December 31,
                                                 1999            1998
Property, plant and equipment, at cost       $ 1,578.6       $ 1,435.0
  Less accumulated depreciation                  694.2           614.6
-----------------------------------------------------------------------
                                             $   884.4       $   820.4
=======================================================================

4.   COMPREHENSIVE INCOME

  In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the nine months ending September 30, 1999 and 1998, comprehensive income was $222.5 and $179.2, respectively.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)
5.   EARNINGS PER SHARE

 Basic and diluted earnings per share were calculated as follows:

                                  Nine Months Ended     Three Months Ended
                                    September 30,          September 30,
                                   1999      1998         1999       1998

Basic
  Weighted average shares
   outstanding, including
   shares issuable for
   little or no cash               198.5     197.9       198.2       198.3
============================================================================
  Net earnings                   $ 216.2   $ 186.5     $  77.7     $  65.2
============================================================================
  Earnings per share - basic     $  1.09   $  0.94     $  0.39     $  0.33
============================================================================

Diluted
  Weighted average shares
   outstanding, including
   shares issuable for
   little or no cash               198.5     197.9       198.2       198.3

  Additional dilutive shares
   principally from the
   assumed exercise of
   outstanding stock options         2.6       2.7         2.7         2.8
---------------------------------------------------------------------------
                                   201.1     200.6       200.9       201.1
===========================================================================
  Net earnings                   $ 216.2   $ 186.5     $  77.7     $  65.2
===========================================================================
  Earnings per share - diluted   $  1.08   $  0.93     $  0.39     $  0.32
===========================================================================

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

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)
6.   CONTINGENCIES - CONTINUED

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

7.   SEGMENT INFORMATION

  Reportable segments are primarily based upon the Company's management and organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Furnishings derives its revenues from retail store fixtures, displays, storage, material handling systems, and components for office and institutional furnishings. Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery and manufacturing equipment, automotive seating suspension and lumbar supports, and control cable systems.

  A summary of segment sales and earnings before interest and income taxes (EBIT) for the nine months ended September 30, 1999 and 1998 and the quarters ended September 30, 1999 and 1998 are shown in the following tables.

                                                Inter-
                                    External    Segment    Total
                                     Sales      Sales      Sales     EBIT

Nine Months ended Sept. 30, 1999
   Residential Furnishings          $1,460.9   $  7.5    $1,468.4   $ 166.2
   Commercial Furnishings              570.8      2.3       573.1      95.8
   Aluminum Products                   401.6     12.3       413.9      38.5
   Industrial Materials                208.6    155.6       364.2      53.6
   Specialized Products                172.0     32.4       204.4      22.6
   Intersegment eliminations               -        -           -      (3.4)
   Change in LIFO reserve                  -        -           -      (0.4)
-----------------------------------------------------------------------------
   Totals                           $2,813.9   $210.1    $3,024.0   $ 372.9
=============================================================================

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

7.   SEGMENT INFORMATION - CONTINUED

                                                 Inter-
                                     External    Segment    Total
                                      Sales       Sales     Sales     EBIT

Nine Months ended Sept. 30, 1998
   Residential Furnishings          $1,335.5    $  4.7   $1,340.2   $ 150.2
   Commercial Furnishings              474.3       1.2      475.5      85.8
   Aluminum Products                   383.2      12.3      395.5      27.8
   Industrial Materials                198.8     142.8      341.6      36.4
   Specialized Products                140.9      35.7      176.6      19.4
   Intersegment eliminations               -         -          -      (1.3)
   Change in LIFO reserve                  -         -          -       4.9
----------------------------------------------------------------------------
   Totals                            2,532.7     196.7    2,729.4     323.2
============================================================================

Quarter ended Sept. 30, 1999
   Residential Furnishings          $  510.2    $  2.5   $  512.7   $  61.5
   Commercial Furnishings              230.4       0.7      231.1      38.6
   Aluminum Products                   119.1       3.8      122.9      10.7
   Industrial Materials                 72.8      50.0      122.8      18.4
   Specialized Products                 58.6       9.6       68.2       6.2
   Intersegment eliminations               -         -          -      (0.1)
   Change in LIFO reserve                  -         -          -      (0.6)
----------------------------------------------------------------------------
   Totals                           $  991.1    $ 66.6   $1,057.7   $ 134.7
============================================================================

Quarter ended Sept. 30, 1998
   Residential Furnishings          $  468.8    $  1.5    $ 470.3   $  54.8
   Commercial Furnishings              182.9       0.4      183.3      36.2
   Aluminum Products                   105.9       4.2      110.1       0.9
   Industrial Materials                 75.8      42.7      118.5      14.0
   Specialized Products                 50.7      13.2       63.9       6.2
   Intersegment eliminations               -         -          -      (0.4)
   Change in LIFO reserve                  -         -          -       1.8
----------------------------------------------------------------------------
   Totals                           $  884.1    $ 62.0    $ 946.1   $ 113.5
============================================================================

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

7. SEGMENT INFORMATION - CONTINUED

Asset information for the Company's segments at September 30, 1999 and December 31, 1998 is shown in the following table:

                                       September 30,    December 31,
                                            1999            1998
Assets

Residential Furnishings                 $1,127.7       $  971.0
Commercial Furnishings                     692.9          469.8
Aluminum Products                          427.3          404.4
Industrial Materials                       191.3          204.5
Specialized Products                       214.8          188.8
Unallocated assets                         209.8          285.9
Adjustment to period-end
 vs. average assets                         30.6           10.9
-------------------------------------------------------------------
                                        $2,894.4       $2,535.3

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

      The Company's total capitalization at September 30, 1999 and December 31, 1998 is shown in the table below. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

(Dollar amounts in millions)             September 30,      December 31,
                                              1999             1998
Long-term debt outstanding:
  Scheduled maturities                     $ 642.7            $ 574.1
    Average interest rates                     6.6%               6.6%
    Average maturities in years                5.5                6.2
  Revolving credit/commercial paper          102.5                  -
-----------------------------------------------------------------------
     Total long-term debt                    745.2              574.1
Deferred income taxes and other
   liabilities                               121.3              123.0
Shareholders' equity                       1,581.1            1,436.8
-----------------------------------------------------------------------
      Total capitalization                $2,447.6           $2,133.9
=======================================================================
Unused committed credit                    $ 300.0            $ 300.0
=======================================================================
Cash and cash equivalents                  $  21.8            $  83.5
=======================================================================

      Internal  investments  to  modernize and  expand  manufacturing
capacity  were $113.4 million in the first nine months of 1999.   The
Company  also  invested  $233.0 million (net of  cash  acquired)  and issued  885,704  shares of common stock to acquire 21  businesses  in transactions  accounted for as purchases.  In addition,  the  Company repurchased approximately 3.7 million shares of its common stock  for
$78.6  million cash, primarily to replace shares issued  in  purchase acquisitions and for use in employee benefit plans.
      A majority of the funds required for these investments resulted from  cash  provided  by  operating  activities  and  temporary  cash
equivalent  investments.   Proceeds from the  issuance  of  privately
placed  medium-term notes and commercial paper provided the  balance.
As  shown above, long-term debt outstanding on September 30, 1999 was
30.4% of total capitalization compared to 26.9% at the end of 1998.
      Working  capital  at the end of the third  quarter  was  $792.6 million,  up  from $735.7 million at year-end.  Total current  assets reflected  increases  primarily  in accounts  and  notes  receivable, inventories and other current assets, which were partially offset  by
reduced   cash  and  cash  equivalents.   Total  current  liabilities
reflected   increases  in  accounts  payable  and  accrued  expenses,
partially  offset by a decrease in other current liabilities.   There
was no short-term bank debt outstanding at the end of either period.
     Given  this strong financial position and the continuing  strong coverage  of  interest expense, the Company has  substantial  capital resources  and  flexibility for projected  internal  cash  needs  and
additional  acquisitions  consistent  with  management's  goals   and
objectives.  Management continuously provides for available credit in excess  of  near-term  projected cash  needs  and  has  maintained  a guideline  for long-term debt as a percentage of total capitalization in  a  range of 30% to 40%.  In addition to unused committed  credit, the  Company  has  the availability of short-term uncommitted  credit from several banks.

Results of Operations

Discussion of Consolidated Results

     The Company achieved record sales and earnings in the first nine months  of  1999.  Sales increased to $2.81 billion (up  11.1%),  net earnings  increased to $216.2 million (up 15.9%),  and  earnings  per diluted  share increased to $1.08 (up 16.1%) - all compared with  the first nine months of 1998.
     Third  quarter  results also set new highs.  Sales  were  $991.1 million  (up 12.1%), net earnings were $77.7 million (up 19.2%),  and earnings  per diluted share were $.39 (up 21.9%) - all compared  with the third quarter of 1998 and all at the highest levels for any prior quarter.
     This   performance  reflects  ongoing  benefits  from   numerous
acquisitions,  as  well  as broadly based internal  improvements  and
efficiencies.    Sales   growth  stemming   from   acquisitions   was
approximately  8%  in  the first nine months and  11%  in  the  third
quarter.   Internal growth in unit volume for each of  these  periods was approximately 5% and 3%, respectively.  When coupled with reduced selling  prices  of approximately 2%, same location  sales  increased
about  3%  in  the nine months and 1% in the third quarter.   The  5%
increase  in  unit  volume  for  the nine  months  is  in  line  with management's long-term objective for internal growth.
     Businesses  acquired  in  the first nine  months  of  1999  have annualized volume of approximately $390 million.  When compared  with the  Company's  1998 sales of $3.37 billion, this  additional  volume will provide growth of approximately 12%.  Thus, the Company is ahead
of   management's  long-term  objective  for  acquisition  growth  of approximately 10% per year.
     Residential Furnishings accounted for 44.6% of the 1999 increase in  consolidated  sales  in  the first nine  months,  and  Commercial
Furnishings  accounted for 34.3%.  In the third  quarter,  Commercial
Furnishings  accounted  for 44.4% of the year-to-year  increase,  and
Residential  Furnishings accounted for 38.7%.   The  reduced  selling
prices  noted  earlier were concentrated in Residential  Furnishings,
Aluminum Products and Industrial Materials.
      The  following table shows various measures of  earnings  as  a percentage  of sales for the first nine months and the third  quarter in  both  of the last two years.  It also shows the effective  income tax  rate  and  the coverage of interest expense by pre-tax  earnings plus interest.

                                  Nine Months Ended       Quarter Ended
                                    September 30,         September 30,
                                    1999      1998        1999      1998
Gross profit margin                 26.9%      25.7%      27.2%     25.9%
EBIT (earnings before interest
 and income taxes) margin           13.3       12.8       13.6      12.8
Net profit margin                    7.7        7.4        7.8       7.4
Effective income tax rate           37.2       37.4       37.3      37.5
Interest coverage ratio             12.3x      11.4x      12.2x     11.5x

      The improvement in gross profit margin reflected continued increases in production efficiencies on higher volume, lower material and other costs, and generally better manufacturing overhead absorption. The EBIT margin also increased due to these factors, offset in part primarily by higher total selling, distribution and administrative expenses.

Discussion of Segment Results

      A description of the products included in each segment, segment sales, segment EBIT and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

                              Nine Months Ended       Quarter Ended
                                September 30,          September 30,
                               1999      1998         1999       1998
  Residential Furnishings      11.3%    11.2%         12.0%      11.7%
  Commercial Furnishings       16.7     18.0          16.7       19.7
  Aluminum Products             9.3      7.0           8.7        0.8
  Industrial Materials         14.7     10.7          15.0       11.8
  Specialized Products         11.1     11.0           9.1        9.7

NINE MONTH DISCUSSION

     Residential Furnishings sales increased 9.6%, with acquisition growth of about 6%. EBIT grew 10.7%, with a slight increase in margin reflecting broadly based improvements in efficiencies on higher production and acquisitions.
     Commercial Furnishings sales increased 20.5%, with acquisition growth of approximately 18%. EBIT increased 11.7%, but the margin declined as the benefits of acquisitions and higher volume in the first half of 1999 were partially offset in the third quarter by lower same location sales and temporary labor inefficiencies.
     Aluminum Products sales increased 4.7%, with nearly equal year-to-year acquisition and internal growth. EBIT increased 38.5%, as the margin recovered substantially in the third quarter due to improvements in efficiencies and more normal cost/price relationships.
     Industrial Materials sales increased 6.6%, with acquisition growth of approximately 4.5%. EBIT increased 47.3%, with a higher margin reflecting more normal cost/price relationships and efficiencies gained on higher production.
      Specialized Products sales increased 15.7%, with acquisition growth of just over 10%. EBIT increased 16.5%, as the margin improved due primarily to higher first quarter sales of machinery and equipment which carries higher margins.

THIRD QUARTER DISCUSSION

      Residential Furnishings sales increased 9%, with acquisition growth of 7%. EBIT grew 12.2%, with the higher margin reflecting broadly based improvements in efficiencies on higher production and acquisitions.
      Commercial Furnishings sales increased 26.1%, with acquisition growth of just over 30% more than offsetting lower than expected same location sales of store fixtures. About $9 million of store fixture sales expected in this year's third quarter were delayed and shifted to the next two quarters. The shifting resulted primarily from
delayed  customer  store  openings due to  limited   availability  of
construction labor and the recent shifting of building materials to weather damaged parts of the country. EBIT increased 6.6%, with the lower margin reflecting the impact of lower volume and temporary labor inefficiencies, partially offset by acquisitions.
      Aluminum Products sales increased 11.6%, with acquisition growth of just under 2%. EBIT increased nearly 12-fold, as the margin recovered substantially due to improvements in efficiencies on higher production and more normal cost/price relationships.

      Industrial Materials sales increased 3.6%, with a slight contribution from acquisitions. EBIT increased 31.4%, as the higher margin reflected more normal cost/price relationships and efficiencies gained on higher production.
      Specialized Products sales increased 6.7%, with acquisition growth of just over 10%. EBIT was unchanged, but the margin declined due to lower machinery and equipment volume which carries higher margins.

Year 2000 Readiness Disclosure

      The "Year 2000" issue refers to older computer programs that used only two digits to represent the year, rather than four digits. As a result, these older computer programs may not process information or otherwise function properly when using the year
"2000", since that year will be indistinguishable from the year "1900". These computer programs are found in information processing applications and in timing devices for certain machinery and equipment.
     To monitor Year 2000 issues, the Company implemented a Corporate level Year 2000 Steering Committee (the Steering Committee). The Steering Committee meets regularly to review the Company's progress, and to consider other actions that may be necessary for Year 2000 issues.
      In addition, the Company has engaged a large, reputable consulting firm to perform certain procedures to review the Company's planning, implementation and readiness for the Year 2000 issues at certain major locations. The results of the consulting firm's studies have been reviewed with the Company's Audit Committee of the Board of Directors. The Company has responded to the critical recommendations made by the consulting firm.
      The Company recognized the Year 2000 issue several years ago, and has been working since to correct this problem in its computer systems. The majority of the Company's information processing is centralized at its Corporate Offices. All of these critical central systems have been converted to Year 2000 compliant software, and individual system testing is substantially complete.
      Many  of  the  Company's  international  and  certain  domestic operations do not use some or any of the Corporate Offices' centralized systems. All of these non-central system locations have active projects to convert their systems to Year 2000 compliant software, most of which projects are now complete, or have otherwise provided for adequate testing of Year 2000 compliance.
      In total, combining both central system and non-central system locations, management estimates that the Year 2000 systems conversion effort is 99% complete as of November 10, 1999.
      All locations of the Company have been instructed to review their facilities for Year 2000 issues. Potential internal and third party risks were identified and considered in this review. Inventories of computer equipment, communications with key suppliers, correspondence with customers, obtaining machinery and equipment compliance certificates and other facility testing related to Year 2000 issues are complete or nearing completion at the Company's approximately 300 locations around the world. These efforts are expected to be complete at all significant locations prior to the year 2000.
      Since the Company has been working on Year 2000 issues for several years, the costs of mitigating these issues, which costs have not been material in the past, were expensed in ongoing operations. No material costs are expected from the remaining Year 2000 compliance efforts. Costs of all the Company's system conversion and implementation efforts, which include those efforts related to the Year 2000 issue, were less than $6 million in 1998. The overall magnitude of these ongoing system conversion and implementation costs is not expected to be significantly different for 1999. It is not practical to segregate past or anticipated capital expenditures between Year 2000 compliance and expenditures which occur normally to keep operations technologically competitive. However, management believes that past or expected future capital requirements related to Year 2000 compliance issues are not significant to its operations.

      The Company manufactures a broad line of products in over 175 major manufacturing sites around the world. Raw materials and critical outside services are generally available from numerous supply sources including, in some cases, the Company's own vertically integrated operations. The Company's revenues are not dependent upon any single customer or any few customers. Therefore, the impact to the Company of any individual operating location or third-party risk involving Year 2000 is relatively small. It is reasonable to assume that the Company will experience a few, hopefully isolated, disturbances to its operations early in the year 2000. While reasonable actions have been taken, and will continue to be taken in the future, to mitigate such disruption, the magnitude of all Year 2000 disturbances cannot be predicted. In addition, any widespread Year 2000 failures, particularly in North America, in industries such as electrical and other utilities, financial services, communications or transportation, could significantly and adversely impact the Company's operations.
      Efforts to date have been concentrated on mitigating Year 2000 disturbances. The Steering Committee has evaluated the reasonable potential risks that cannot be mitigated (primarily unexpected computer failure or power outage) and determined the extent of contingency planning and resources that are needed. These contingency actions and resources, including appropriate personnel, will be in place for potential implementation over the year-end period.

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

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE

The  Company  has debt obligations sensitive to changes in interest  rates.
The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes but, in the second quarter of 1999, $14 of fixed rate debt was issued and converted to variable rate debt by use of a swap instrument. Substantially all of the Company's debt is denominated in United States dollars. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt is calculated using the U.S. Treasury Bond rate as of September 30, 1999 for similar remaining maturities, plus an estimated spread over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of fixed rate debt approximated $537 at September 30, 1999.

EXCHANGE RATE

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company does hedge firm commitments for certain machinery purchases, and occasionally may hedge amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at September 30, 1999 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or
notes.   The  Company's  net  investment in  foreign subsidiaries  subject to translation exposure was $375 at September 30, 1999. The increase in translation exposure was due to foreign acquisitions, changing the functional currency of the Company's Mexican operations from the US dollar to the Mexican peso, increases in Canadian dollar exposure from the strengthening of this currency (versus the US dollar) and other factors.

COMMODITY PRICE

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $58 (at cost) in inventory at September 30, 1999. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

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

                                        LEGGETT & PLATT, INCORPORATED


DATE: November 12, 1999               By: /s/ FELIX E. WRIGHT
                                          -------------------
                                          Felix E. Wright
                                          President and
                                          Chief Executive Officer



DATE: November 12, 1999               By: /s/ MICHAEL A. GLAUBER
                                          ----------------------
                                          Michael A. Glauber
                                          Senior Vice President,
                                          Finance and Administration

                           EXHIBIT INDEX

Exhibit                                                          Page

27     Financial Data Schedule                                    19