Form 10-K
period 1999-12-31
LEGGETT & PLATT INC
filed 2000-03-29
CIK 58492

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

                  For the fiscal year ended December 31, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,452,820,000 on March 16, 2000.

   There were 196,385,151 shares of the Registrant's common stock outstanding as of March 16, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 3, 2000, are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

   The Company is a manufacturer of a wide range of engineered products. It was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the development of steel coil bedsprings. The Company today serves markets for:

  . Residential Furnishings--components for bedding, furniture and other furnishings, as well as related consumer products.

  . Commercial Furnishings--retail store fixtures, displays, storage and material handling systems and components for office and institutional furnishings and other products.

  . Aluminum Products--die castings, custom tooling and dies, machining, coating and other value added processes and aluminum raw materials.

  . Industrial Materials--drawn steel wire, specialty wire products and welded steel tubing.

  . Specialized Products--automotive seating suspension, lumbar support and control cable systems, specialized machinery and manufacturing equipment.

   The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

   General Development of Business. The Company acquired twenty-nine businesses during the year ended December 31, 1999 representing annualized sales of approximately $480 million. These acquired businesses expanded annualized sales within our business segments as follows: Commercial Furnishings--$250 million, Residential Furnishings--$190 million, Specialized Products--$30 million, and Industrial Materials--$10 million.

   Reference is also made to Note B of the Notes to Consolidated Financial Statements for further information about the Company's acquisitions.

   Residential Furnishings. The Company's residential furnishings products include a broad line of components used by manufacturers to make finished bedding and residential furniture products. Examples of residential furnishings components manufactured by the Company include (i) innerspring units for mattresses, and wood frames, coils and modules for boxsprings; (ii) foam, textile and fiber cushioning materials, woven and non-woven construction fabrics for bedding, home furnishings and industrial applications; (iii) springs and seating suspensions for chairs, sofas and other residential furniture; (iv) steel mechanisms and hardware for reclining chairs, sleeper sofas and other types of motion furniture; and (v) other furniture supplies and cut-to-size dimension lumber.

   The Company also manufactures or distributes finished residential furnishings. These finished products include bed frames, daybeds, bunk beds, headboards, adjustable electric beds, fashion beds, carpet underlay and non-slip coated fabrics.

   Most of the Company's customers for residential furnishings manufacture finished bedding (mattresses and boxsprings) or upholstered and non-upholstered furniture for residential use. Finished residential furnishings are sold to bedding and furniture manufacturers for resale, or directly to retailers and distributors.

   The Company's diverse range of components gives its residential furnishings manufacturer-customers access to a single source for most of their component needs. For example, a manufacturer of bedding can come to the Company for almost every component part of a mattress and boxspring, except the outer upholstery fabric. This same principle holds true for manufacturers of other residential furnishings such as upholstered recliner chairs, sofas and loveseats. Because the Company has the advantage of long production runs and numerous production and assembly locations, it can generally produce component products more efficiently than its customers. Therefore, components customers can focus on the design, style and marketing of their various residential furnishings products, rather than the production of components.

   Commercial Furnishings. The Company manufactures a variety of commercial furnishings products, including both finished products and components.

   Finished commercial furnishings include point-of-purchase displays, store fixtures and shelving, racking, counters and carts used to store and handle materials. Point-of-purchase displays and store fixtures, made of wood, metal, wire and plastics, are used by a wide range of customers, including manufacturers, distributors and retailers of branded consumer products. The Company has the ability to provide custom designed full store fixture packages as well as standardized shelving used by large retailers, grocery stores, discount chains and the like. Commercial storage products provide for the efficient storage, organization and handling of materials used in food service, health care and other applications. Customers for these storage products include restaurants, hospitals, and many other diverse businesses.

   Commercial furnishings components include chair controls (devices which allow office chairs to be adjusted to height, tilt and swivel), chair bases, columns, backrests, casters and other components used by customers that manufacture office, institutional and other commercial furnishings. The Company also produces plastic components for customers that make lawn mowers, power tools, wheel chairs and other consumer or commercial products.

   Aluminum Products. The Company die casts aluminum components for use in a number of different industries primarily for non-automotive applications. Some zinc die castings are also produced.

   The Company's die casting products are sold to a diverse group of customers that manufacture industrial and consumer products. The Company's customers use these components in their production of gas barbecue grills, outdoor lighting fixtures, cable line amplifiers, wireless communications systems and other cable and telecommunication products, computer and electronics products, electric motors, consumer appliances, power tools, small to mid-size gasoline engines, mid-to-large size diesel engines, motorcycles, snowmobiles, ATVs, trucks and automobiles.

   The Company also manufactures and refurbishes dies (also known as molds or tools) for all types and sizes of die casting machines. These complementary products are sold to customers that buy the Company's die castings and to others. The Company also provides extensive secondary machinery, coating, sub-assembly and other value-added services.

   In addition, the Company operates two aluminum smelting plants where aluminum ingot and other forms of raw materials are produced from aluminum scrap. This aluminum is used by the Company's die casting operations and sold to unaffiliated customers.

   Industrial Materials. The Company produces drawn steel wire and steel tubing as well as specialty wire products. Drawn wire and tubing are important raw materials used widely in manufacturing the Company's products. For example, wire is used to make bedding and furniture components, commercial furnishings, automotive seating components and other products.

   Steel tubing is used in many of the same types of products, including furniture mechanisms, store fixtures, displays, shelving and storage products and finished residential furnishings.

   In addition to supplying the Company's needs for important materials, the Company sells drawn wire and tubing products to a diverse group of industrial customers such as manufacturers of lawn and garden equipment, recreational equipment, mechanical springs, automotive seating and other products.

   Specialty wire products using wire drawn by the Company include wire ties that secure cotton bales and solid waste materials. Customers for these products include cotton gins, textile companies, recyclers and waste removal businesses. The Company also manufactures and sells tying heads of various types which customers use to tie wire.

   Specialized Products. Two smaller business units are engaged in manufacturing specialized products. One concentrates on manufacturing components primarily for automotive applications. The other business unit designs, builds and sells specialized machinery and equipment. In the automotive area the Company manufactures seating suspension, lumbar support and control cable systems. Subcontractors to automobile manufacturers as well as the manufacturers themselves are the primary customers for the Company's automotive products. In the machinery area the Company manufactures highly automated quilting machines for fabrics used to cover mattresses and other home furnishings, coilers used to fabricate springs of various types, industrial sewing machines and other equipment designed primarily for the assembly of bedding, including material handling systems and other products for factory automation. While manufacturers of bedding are the primary customers for the Company's machinery, the Company also designs and produces some of these specialized products for its own use.

   The Company's products are sold and distributed primarily through its own sales personnel.

   Reference is made to Note J of the Notes to Consolidated Financial Statements for further information concerning sales of each of the Company's business segments.

   Foreign Operations. Foreign sales are a small portion of the Company's business. However, the Company is growing foreign sales by cautious and carefully planned expansion in foreign locations where opportunities to complement existing operations present themselves. In 1999, the Company added facilities in Australia, Brazil, China, Italy, Mexico, Spain and the United Kingdom.

   The majority of the Company's international operations are in Canada and primarily manufacture commercial furnishings and components for the Company's residential furnishings customers. The Company's other international operations are primarily located in Europe and Mexico and involve (i) the sale of machinery and equipment designed to manufacture innersprings and other bedding related components, (ii) the licensing of patents owned and presently maintained by the Company in foreign countries, (iii) aluminum die casting, and (iv) the production of seating components, bedding components and cable systems.

   Reference is made to Note J of the Notes to Consolidated Financial Statements for further information concerning the Company's operations outside of the United States.

   Raw Materials. The Company uses a variety of raw materials in manufacturing its products. Some of the Company's most important raw materials include steel rod from which steel wire is drawn, woven and nonwoven fabrics, aluminum ingot, aluminum scrap, angle iron, coil and sheet steel, dimension lumber, textile scrap, foam chemicals, foam scrap, and plastic. Substantially all of the Company's requirements for steel wire, an important material in many of the Company's products are supplied by Company-owned wire drawing mills. Examples of products produced using steel wire include residential furnishings such as innersprings and box springs, commercial furnishings such as displays, shelving and racks and automotive seating systems. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, welded steel tubing, textile fibers, dimension lumber and aluminum ingot from scrap aluminum. Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

   Patents and Trademarks. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. Examples of the Company's more significant trademarks include SEMI-FLEX(TM), LOK-Fast(TM) and DYNA-Lock(TM) (boxspring components and foundations); Mira-Coil(R) and Lura-Flex(TM) (mattress innersprings); Nova-Bond(R) and Flexnet(TM) (insulators for mattresses); ADJUSTA-MAGIC(R) (adjustable electric beds); Wallhugger(R) and Hi-Style(TM) (recliner chairs); SUPER SAGLESS(R) (motion and sofa sleeper mechanisms) and No-Sag(R) (sinuous wire).

   Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at several of its other facilities. The Company is unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, the Company believes the cost of research and development was approximately $17 million in 1999, $12 million in 1998 and $10 million in 1997.

   Employees. The Company has approximately 31,000 employees of whom approximately 24,000 are engaged in production. Approximately 32% of the Company's production employees are represented by labor unions. The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 1999. Management is not aware of any circumstances which are likely to result in a material work stoppage related to the negotiations of any contracts expiring during 2000.

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

   Seasonality. The Company's business is not significantly seasonal. For further information, see the discussion of "Seasonality" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 9.

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

Item 2. Properties.

   The Company's most important physical properties are its manufacturing plants. Facilities manufacturing, assembling or distributing residential furnishings products are located in approximately thirty states as well as Canada, Europe, Asia, Australia, Brazil and Mexico. Commercial furnishings manufacturing plants and distribution facilities are located in fifteen states, Canada, Mexico and the United Kingdom. The Aluminum Products segment has die casting facilities in nine states and Mexico, die and tooling production facilities in Alabama, Minnesota and Missouri and smelting operations in Alabama. Industrial Materials are produced at six wire drawing mills and three welded steel tubing mills and industrial materials are sold from locations in twelve states, Canada and the United Kingdom. Automotive products and machinery are produced in facilities in the United States, Canada, Mexico and Europe.

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

                                              Price Range    Volume of
                                            ---------------   Shares    Dividend
                                             High     Low     Traded    Declared
                                            ------- ------- ----------- --------
1999:
  Fourth Quarter........................... $24.188 $18.625  40,107,000  $ .09
  Third Quarter............................  28.000  19.438  19,910,000    .09
  Second Quarter...........................  28.313  19.438  21,907,600    .09
  First Quarter............................  22.688  19.063  26,443,700    .09
  For the Year............................. $28.313 $18.625 108,368,300  $ .36
1998:
  Fourth Quarter........................... $25.125 $16.875  16,458,000  $ .08
  Third Quarter............................  28.750  19.063  14,293,900    .08
  Second Quarter...........................  28.344  24.688  20,038,900    .08
  First Quarter............................  27.938  20.438  20,547,400   .075
  For the Year............................. $28.750 $16.875  71,338,200  $.315

--------
   Price and volume data reflect composite transactions and prices as reported daily by The Wall Street Journal.

   The Company had 15,426 shareholders of record on February 25, 2000.

   During the fourth quarter of 1999, the Company issued 260,322 shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. On October 22, 1999, 198,477 shares were issued to acquire Ark Ell Springs, Inc. from its shareholders. On November 22, 1999, 61,845 shares were issued as additional consideration in connection with the January 1998 acquisition of Cumulus Fibres, Inc. from its shareholders.

Item 6. Selected Financial Data.

                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
                                                   (Unaudited)
                                     (Dollar amounts in millions, except per
                                                   share data)
Summary of Operations
  Net sales....................... $3,779.0 $3,370.4 $2,909.2 $2,466.2 $2,256.9
  Earnings from continuing
   operations.....................    290.5    248.0    208.3    153.0    134.3
  Earnings per share from
   continuing operations
    Basic.........................     1.46     1.25     1.09      .84      .76
    Diluted.......................     1.45     1.24     1.08      .83      .75
  Cash dividends declared per
   share..........................      .36     .315      .27      .23      .19
                                   ======== ======== ======== ======== ========
Summary of Financial Position
  Total assets.................... $2,977.5 $2,535.3 $2,106.3 $1,712.9 $1,478.1
  Long-term debt..................    787.4    574.1    466.2    388.5    380.6
                                   ======== ======== ======== ======== ========

   Merger related costs of $16.4 after-tax, or $.09 per basic and diluted share are included in 1996 earnings from continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

   The Company's financial position reflects management's capital policy guidelines. These guidelines are intended to ensure that corporate liquidity is adequate to support the Company's projected growth rate. Also, liquidity is necessary to finance the Company's ongoing operations in periods of economic downturn. In a normal operating environment, management intends to direct capital to ongoing operations, strategic acquisitions and other investments that provide opportunities for expansion and enhanced profitability.

   The expansion of capital resources--debt and equity--is planned to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. Such financial flexibility is considered more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

Total Capitalization

   The following table shows the Company's total capitalization at the end of the three most recent years. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents at the end of the three most recent years.

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                       (Dollar amounts in
                                                           millions)
Long-term debt outstanding:
  Scheduled maturities............................ $  642.7  $  574.1  $  402.9
    Average interest rates........................      6.7%      6.6%      6.8%
    Average maturities in years...................      5.5       6.2       6.6
  Revolving credit/commercial paper...............    144.7       --       63.3
                                                   --------  --------  --------
      Total long-term debt........................    787.4     574.1     466.2
Deferred income taxes and other liabilities.......    112.4     123.0      93.6
Shareholders' equity..............................  1,646.2   1,436.8   1,174.0
                                                   --------  --------  --------
      Total capitalization........................ $2,546.0  $2,133.9  $1,733.8
                                                   ========  ========  ========
Unused committed credit........................... $   52.8  $  300.0  $  176.7
                                                   ========  ========  ========
Cash and cash equivalents......................... $   20.6  $   83.5  $    7.7
                                                   ========  ========  ========

   Cash provided by operating activities was $370.8 million, $354.9 million and $288.3 million for 1999, 1998 and 1997, respectively, or a three year total of $1,014.0 million. The increase in cash provided by operating activities principally reflects earnings improvements, offset somewhat by higher working capital requirements.

   Long-term debt outstanding was 30.9% of total capitalization at the end of 1999 and 26.9% at the end of both 1998 and 1997. As shown in the table above, obligations having scheduled maturities are the base "layer" of the Company's debt capital. At the end of 1999, these obligations consisted primarily of the Company's privately placed medium-term notes and tax-exempt industrial development bonds. In the second and third quarters of 1999, the Company issued a total of $104 million in medium-term notes. Proceeds from the notes were used to repay maturing notes and for acquisitions. In November 1999, the Company completed a $500 million shelf registration of debt, the proceeds of which will be used for working capital additions, capital expenditures, stock redemption, debt repayment or financing for acquisitions. In February 2000, $350 million of 7.65% five-year notes were issued under the shelf registration. These notes were converted to variable rate notes under an interest rate swap agreement.

   In the first and second quarters of 1998, the Company issued a total of $176 million in medium-term notes. Proceeds from the notes were used to repay commercial paper outstanding and to provide financing for acquisitions. A portion of the proceeds were temporarily held in cash and cash equivalents at December 31, 1998. In the second quarter of 1997, the Company issued $100 million of medium-term notes to repay commercial paper outstanding.

   The second "layer" of the Company's debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. The long-term portion of the Company's revolving credit agreements was $197.5 million at December 31, 1999, and was increased to $227.5 million in January 2000. At the end of 1999, the Company had $144.7 million of commercial paper outstanding. Additional details of long-term debt, including scheduled maturities, revolving credit and commercial paper are discussed in Note E of the Notes to Consolidated Financial Statements.

 Uses of Capital Resources

   The Company's internal investments to modernize and expand manufacturing capacity totaled $426.1 million in the last three years. In 2000, management anticipates internal investments will approximate $170 million. During the last three years, the Company employed $578.8 million in cash (net of cash acquired) and issued 6.1 million shares of common stock in acquisitions. During 1999, twenty-nine businesses were acquired for $290.1 million in cash (net of cash acquired) and 1.2 million shares of common stock. In addition, the Company assumed $54.2 of acquisition companies' debt. About one-half of the 1999 acquisition investments (cash and stock) were made in Commercial Furnishings and about 40% were made in Residential Furnishings. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. Additions, by segment, to property, plant and equipment and purchases of long-lived assets are shown in Note J of the Notes to Consolidated Financial Statements.

   Company purchases of its common stock totaled $81.5 million in 1999, $13.5 million in 1998, and $5.7 million in 1997. These purchases were made primarily for employee stock plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. In mid-1998, the Company's Board of Directors authorized management, at its discretion, to buy up to 500,000 shares of Leggett stock for use in employee benefit plans. The authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions accounted for as purchases. In February 2000, the Board of Directors increased this authorization to 2,000,000 shares.

   Cash dividends on the Company's common stock in the last three years totaled $177.0 million. Over this three-year period, cash dividends per share have increased at a 16.1% compounded annual rate. As a percent of earnings per share (diluted), cash dividends per share were 24.8% in 1999, 25.4% in 1998 and 25.0% in 1997.

   Future commitments under lease obligations are described in Note F and contingencies are discussed in Note K of the Notes to Consolidated Financial Statements.

 Short-term Liquidity

   Working capital, including working capital from acquired companies, increased $354.2 million in the last three years. To gain additional flexibility in capital management and to improve the return on shareholders' equity, the Company continuously seeks efficient use of working capital. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. Inventory levels at the end of 1999 reflect an unusual amount of purchases made in anticipation of higher prices for certain key raw materials. Also, the ratios may be affected by the timing of the Company's acquisitions.

                                                              1999  1998  1997
                                                              ----  ----  ----
      Working capital turnover (excluding cash and cash
       equivalents).......................................... 5.2x  5.5x  5.6x
      Trade receivables turnover............................. 7.3   7.2   7.5
      Inventory turnover..................................... 5.1   5.4   5.4

   No segment's working capital requirements vary significantly from the consolidated ratios, except Aluminum Products. Aluminum Products' receivables turnover is lower than the other segments due principally to the seasonal nature of its gas barbecue grill business. Also, aluminum commitments to certain customers result in carrying higher levels of inventory than the Company's other segments.

Results of Operations

 Discussion of Consolidated Results

   The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general economic trends and the specific market conditions. The Company's growth strategy continues to include internal initiatives and acquisitions which provide for increased market penetration and operating efficiencies and broaden product lines. With a continuing emphasis on the development of new and improved products and advancements in production technologies, the Company is able to consistently offer high quality products, competitively priced.

   Trends in the general economy were very favorable during the last three years. In each year, acquisitions accounted for more of the Company's sales growth than other factors. The balance of the Company's sales growth during this period primarily reflected increases in unit volumes, although 1999 was also impacted by lower selling prices for certain products. Aluminum and certain product lines in Residential Furnishings and Industrial Materials experienced selling price declines in 1999. Residential Furnishings accounted for 41.4% of the 1999 increase in consolidated sales, and Commercial Furnishings accounted for 37.9% of the 1999 increase. In 1998, Residential Furnishings accounted for 39.7% of the consolidated sales increase over 1997 and Commercial Furnishings accounted for 34.4% of the increase.

   The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the ratio of earnings to fixed charges.

                                                               1999  1998  1997
                                                               ----  ----  ----
      Gross profit margin..................................... 27.0% 25.9% 25.4%
      EBIT (Earnings before interest and taxes) margin........ 13.3  12.7  12.5
      Net profit margin.......................................  7.7   7.4   7.2
      Effective income tax rate............................... 37.2  37.3  37.5
      Ratio of earnings to fixed charges......................  9.8x  9.6x  9.6x

   The Company's gross profit margins improved in each of the last two years. The increase in 1999 reflected several favorable factors. These included continued increases in production efficiencies, increased sales of products with above average margins, lower material costs and better manufacturing overhead absorption. The EBIT margin also increased due to these factors, offset somewhat by higher operating costs as a percentage of sales. The higher operating expenses as a percentage of sales, which include some amount of fixed administrative and other costs, was impacted by the effect on sales of lower selling prices in certain product lines and higher operating costs in acquired companies as a percentage of sales. The increase in the 1998 gross profit and EBIT margins versus 1997 also reflected the Company's continuing sales growth in products with above average margins, increased production efficiencies, lower material costs and better manufacturing overhead absorption.

 Seasonality

   The percent of consolidated net sales by quarter, excluding the impact of acquisitions, is as follows for the last three years:

                                                            1999   1998   1997
                                                            -----  -----  -----
      First Quarter........................................  23.9%  23.6%  23.6%
      Second Quarter.......................................  25.6   25.1   25.1
      Third Quarter........................................  25.7   25.9   25.5
      Fourth Quarter.......................................  24.8   25.4   25.8
                                                            -----  -----  -----
      Year................................................. 100.0% 100.0% 100.0%
                                                            =====  =====  =====

   The Company does not experience significant seasonality, however, as indicated in the above table, quarter-to-quarter sales can vary in proportion to the total year by 1-2%. Management estimates that this 1-2% sales impact can have, at current average net margins and considering overhead absorption, an approximately 5-10% plus or minus impact on quarter-to-quarter net earnings. The timing of acquisitions in any year can distort the underlying seasonality in certain of the Company's businesses. For the Company's businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are lower. Over the last three years, this small seasonality has become somewhat more pronounced, with the fourth quarter showing proportionately lower sales due to the growth of the store fixtures business of Commercial Furnishings.

   Residential Furnishings and Commercial Furnishings typically have their strongest sales in the second and third calendar quarters. Commercial Furnishings particularly has heavy third quarter sales of its store fixtures products, with the first and fourth quarters significantly lower. Aluminum Products sales are proportionately greater in the first two calendar quarters due to gas barbecue grill castings. Industrial Materials sales peak in the third and fourth quarters from wire products used for baling cotton. Specialized Products has relatively little quarter-to-quarter variation in sales, although the automotive business is somewhat heavier in the first two quarters of the year, and somewhat lower in the third quarter, due to model changeovers and plant shutdowns in the automobile industry during the summer.

 Discussion of Segment Results

   A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note J of the Notes to Consolidated Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

                                                               1999  1998  1997
                                                               ----  ----  ----
      Residential Furnishings................................. 11.2% 11.1% 10.7%
      Commercial Furnishings.................................. 16.2  17.8  18.4
      Aluminum Products.......................................  9.6   6.3   9.7
      Industrial Materials.................................... 14.5  11.2   9.9
      Specialized Products.................................... 12.1  11.6  11.5

   Residential Furnishings sales increased 9.6% in 1999, principally from acquisitions, although volume growth was also a significant factor. The growth in sales was negatively impacted by declining selling prices in certain product lines. EBIT increased 10.8% in 1999 versus 1998, and EBIT margin increased slightly as higher volume improved operating efficiencies and raw material costs were lower. For 1998, Residential Furnishings sales were up 11.6% due primarily to acquisitions. EBIT improved in 1998 by 15.9%, and EBIT margin improved slightly. Operating efficiencies and lower raw material costs improved EBIT margins.

   Commercial Furnishings sales in 1999 increased 25.0% over the prior year due primarily to acquisition activity. EBIT improved 14.2% in 1999, but EBIT margin declined due to product mix, lower volume in certain product lines and the fact that the Company has not yet fully realized the integration benefits of the substantial acquisition activity in this segment. In 1998, Commercial Furnishings sales improved 34.5%, principally from significant acquisition activity. EBIT in 1998 was 30.2% higher than 1997, but EBIT margin declined somewhat. Product mix and integration issues related to new acquisitions impacted EBIT margin.

   In 1999, Aluminum Product sales increased 5.9%, principally from improved operations. This improvement was moderated by declining aluminum prices. EBIT increased 61.3% and EBIT margin improved from gains in operating efficiency and a shift to higher margin products at certain die cast facilities. Aluminum Products sales in 1998 improved 12.8% over 1997, primarily as a result of acquisitions. EBIT declined 26.9% and EBIT margin was reduced as the impact of acquisitions was more than offset by a major die cast customer's restructuring and inventory reduction activities, reduced smelting production as a result of low scrap prices, and production inefficiencies in certain die cast facilities.

   In 1999, Industrial Materials sales were 4.7% higher than 1998, principally reflecting acquisition-related sales. The sales improvement was lower than unit volume gains as selling prices declined for drawn wire. EBIT improved 35.1% in 1999 and EBIT margin was better reflecting lower raw material prices and improved operating efficiencies. Industrial Materials sales in 1998 increased 5.3% over 1997, primarily from acquisitions. EBIT improved 19.3% in 1998, and EBIT margins were higher due to production efficiencies, better overhead absorption and lower raw material prices.

   Specialized Products sales increased 14.3% in 1999 due primarily to acquisitions. EBIT improved 19.2%, reflecting acquisition growth and higher automotive sales. EBIT margin was up somewhat from improved efficiencies and acquisitions. In 1998, Specialized Products sales increased 33.3% reflecting acquisitions. EBIT grew 35.5% in 1998 versus 1997 reflecting the acquisitions and improved machinery operations.

New Financial Accounting Standards Board Statements

   During 1998, the Financial Accounting Standards Board (FASB) issued a new accounting standard on "Accounting for Derivative Instruments and Hedging Activities" (FASB No. 133). This new accounting standard will become effective for 2001 financial reporting. FASB No. 133 is not expected to have a major effect on the Company's financial statements since the Company has not engaged in significant hedging or other activities involving derivative instruments in the past.

Year 2000 Disclosure

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

   To monitor Year 2000 issues, the Company implemented a Corporate level Year 2000 Steering Committee (the Steering Committee). The Steering Committee met regularly to review the Company's progress, and to consider other actions that may be necessary for Year 2000 issues.

   The Company recognized the Year 2000 issue several years ago, and had been working since to correct this problem in its computer systems and manufacturing equipment. As a result of these multi-year efforts, the Company experienced no disruption of its operations following the Year 2000 "rollover". None of the Company's major customers or suppliers reported experiencing any significant problems with Year 2000 issues.

   Since the Company has been working on Year 2000 issues for several years, the costs of mitigating these issues, which costs have not been material in the past, were expensed in ongoing operations. No material costs are expected from any remaining efforts. Costs of all the Company's system conversion and implementation efforts, which include those efforts related to the Year 2000 issue, were less than $6 million in 1999. These system conversion and implementation costs are considered by management to be primarily recurring costs to remain technologically competitive, and no significant reduction is expected in these costs in the future as the Company pursues "E-commerce" and other initiatives. It is not practical to segregate past or anticipated capital expenditures between Year 2000 compliance and expenditures which occur normally to keep operations technologically competitive. However, management believes that capital requirements related to Year 2000 compliance issues were not significant to its operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rate

   The table below provides information about the Company's debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes. However, during 1999, $14 of fixed rate debt was issued and converted to variable rate debt by the use of an interest rate swap agreement, and is included as variable rate debt in the table below. Substantially all of the debt shown in the table below is denominated in United States dollars (U.S.$). The fair value of fixed rate debt was less than its carrying value by $11.2 at December 31, 1999, and exceeded its carrying value by $23 at December 31, 1998. The Fair Value of the Fixed Rate Debt was calculated using the U.S. Treasury Bond rate as of December 31, 1999 and 1998 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

                                  Scheduled Maturity Date
                         -----------------------------------------------
Long-term debt as of
December 31              2000   2001   2002    2003    2004   Thereafter  1999    1998
--------------------     -----  -----  -----  ------  ------  ---------- ------  ------
Principal fixed rate
 debt................... $15.0* $50.0  $75.0  $114.5  $100.0    $216.7   $571.2  $516.2
  Average interest rate.  5.65%  7.22%  7.18%   6.27%   6.98%     6.71%    6.75%   6.71%
Principal variable rate
 debt...................   --     4.0    2.9     1.8   158.7      26.0    193.4    33.7
  Average interest rate.   --    5.40%  5.35%   5.50%   5.92%     5.55%    5.85%   4.36%
Miscellaneous debt......                                                   26.6    29.4
                                                                         ------  ------
    Total debt..........                                                  791.2   579.3
  Less: current
   maturities*..........                                                   (3.8)   (5.2)
                                                                         ------  ------
    Total long-term
     debt...............                                                 $787.4  $574.1
                                                                         ======  ======

--------
  *The 2000 scheduled maturity is not included in current maturities, as the Company intends to refinance this note on a long-term basis either through reissuance or unused credit available under its revolving credit agreements.

Exchange Rate

   The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any transaction is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 1999 was approximately $6.5 ($0.4 Pay U.S. $/Receive Mexican Pesos and $6.1 Pay U.S. $/Receive Spanish Pesetas). The highest amount of forward contracts during 1999 was approximately $15.4 (Pay U.S. $/Receive British Pounds).

   The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure at December 31 is as follows:

      Functional Currency                                           1999   1998
      -------------------                                          ------ ------
      Canadian Dollar............................................. $154.7 $104.6
      European Currencies.........................................   99.0   67.8
      Mexican Peso................................................   38.1    --
      Other.......................................................   10.0    0.2
                                                                   ------ ------
                                                                   $301.8 $172.6
                                                                   ====== ======

Commodity Price

   The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $73 and $48 (at cost) in inventory at December 31, 1999 and 1998, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Reference is made to the section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 2000, said sections being incorporated by reference, for a description of the directors of the Company.

   The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally elected annually by the Board of Directors at the Meeting of Shareholders.

      Name                Age                     Position
      ----                --- ------------------------------------------------
      Harry M. Cornell,    71 Chairman of the Board
       Jr.
      Felix E. Wright      64 Vice Chairman of the Board, President and Chief
                              Executive Officer
      David S. Haffner     47 Executive Vice President and Chief Operating
                              Officer and Director
      Bob L. Gaddy         59 Senior Vice President--Chairman and Chief
                              Executive Officer, Aluminum Products Segment and
                              Director
      Karl G. Glassman     41 Senior Vice President--President, Residential
                              Furnishings Segment
      Michael A. Glauber   56 Senior Vice President--Finance and
                              Administration (Principal Financial Officer)
      Robert G. Griffin    48 Senior Vice President--President, Fixture and
                              Display Group
      Robert A.            58 Senior Vice President--Mergers, Acquisitions and
       Jefferies, Jr.         Strategic Planning and Director
      Jack D. Crusa        45 Senior Vice President--President, Industrial
                              Materials Segment/President, Automotive Unit
      Ernest C. Jett       54 Vice President--General Counsel and Secretary
      Allan J. Ross        53 Vice President, Accounting (Principal Accounting
                              Officer)

   Subject to the employment agreements and severance benefit agreements listed as Exhibits to this Report, officers serve at the pleasure of the Board of Directors.

   Harry M. Cornell, Jr. served as the Company's Chief Executive Officer until May 12, 1999, and continues to serve as Chairman of the Board and Chairman of the Board's Executive Committee for more than the last five years.

   Felix E. Wright has served as the Company's President and Chief Operating Officer for more than five years and was elected Chief Executive Officer on May 12, 1999.

   David S. Haffner was elected Executive Vice President in 1995. In May, 1999 he was named Chief Operating Officer.

   Bob L. Gaddy joined the Company in May, 1996 with the Company's acquisition of Pace Industries, Inc. At that time he was elected a Senior Vice President of the Company. Prior to its acquisition by the Company in 1996, Mr. Gaddy served as Chairman of the Board and Chief Executive Officer of Pace Industries, Inc. Mr. Gaddy presently serves as Chairman and Chief Executive Officer of all the Company's aluminum products operations.

   Karl G. Glassman has been employed by the Company for more than the last five years, became Vice President and President--Bedding Components in 1995 and became a Senior Vice President--President Residential Furnishings in 1999.

   Michael A. Glauber has served as the Company's Senior Vice President, Finance and Administration for more than the last five years.

   Robert G. Griffin has been employed by the Company for more than the last five years, was named Vice President and Director of Mergers, Acquisitions and Strategic Planning in 1995, President--Commercial Fixtures and Display Group in 1998 and Senior Vice President in 1999.

   Robert A. Jefferies, Jr. has served as the Company's Senior Vice President, Mergers, Acquisitions and Strategic Planning for more than the last five years.

   Jack D. Crusa has served the Company as Vice President and President-- Automotive Components for the last five years and became President--Industrial Materials in 1999 and Senior Vice President in 1999.

   Ernest C. Jett was appointed General Counsel in 1997, and was elected Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

   Allan J. Ross has served the Company as Vice President, Accounting for more than the last 5 years. In May, 1996 Mr. Ross was designated by the Board of Directors as the Company's Principal Accounting Officer.

Item 11. Executive Compensation.

   The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 2000, is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 2000, is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

   The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 2000 is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants.

   The Financial Statements listed below are included in this Report:

  . Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 1999

  . Consolidated Balance Sheets at December 31, 1999 and 1998

  . Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1999

  . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 1999

  . Notes to Consolidated Financial Statements

  . Schedule for each of the years in the three year period ended December
    31, 1999
    Schedule II--Valuation and Qualifying Accounts and Reserves

   All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

   2. Exhibits--See Exhibit Index.

   3. Reports on Form 8-K filed during the last quarter of 1999: None.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Year ended December 31
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                         (Dollar amounts in
                                                          millions, except
                                                          per share data)
Net sales........................................... $3,779.0 $3,370.4 $2,909.2
Cost of goods sold..................................  2,758.7  2,498.9  2,171.4
                                                     -------- -------- --------
    Gross profit....................................  1,020.3    871.5    737.8
Selling, distribution and administrative expenses...    491.2    422.8    358.8
Amortization of excess cost of purchased companies
 and other intangibles..............................     28.8     21.8     17.3
Other income, net of other deductions...............      2.2      2.2       .8
                                                     -------- -------- --------
    Earnings before interest and income taxes.......    502.5    429.1    362.5
Interest expense....................................     43.0     38.5     31.8
Interest income.....................................      3.1      5.0      2.6
                                                     -------- -------- --------
    Earnings before income taxes....................    462.6    395.6    333.3
Income taxes........................................    172.1    147.6    125.0
                                                     -------- -------- --------
    Net earnings.................................... $  290.5 $  248.0 $  208.3
                                                     ======== ======== ========
Earnings per share
    Basic........................................... $   1.46 $   1.25 $   1.09
                                                     ======== ======== ========
    Diluted......................................... $   1.45 $   1.24 $   1.08
                                                     ======== ======== ========



   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31
                                                                 ------------------
                             ASSETS                                1999      1998
                             ------                              --------  --------
                                                                  (Dollar amounts
                                                                   in millions,
                                                                 except per share
                                                                       data)
Current Assets
  Cash and cash equivalents..................................... $   20.6  $   83.5
  Accounts and notes receivable, less allowance of $13.3 in 1999
   and $13.5 in 1998............................................    559.4     503.1
  Inventories
    Finished goods..............................................    309.9     251.7
    Work in process.............................................     63.2      56.2
    Raw materials and supplies..................................    238.2     185.5
    LIFO reserve................................................     (5.5)     (7.2)
                                                                 --------  --------
      Total inventories.........................................    605.8     486.2
  Other current assets..........................................     70.4      64.3
                                                                 --------  --------
      Total current assets......................................  1,256.2   1,137.1
Property, Plant and Equipment--at cost
  Machinery and equipment.......................................  1,050.9     915.5
  Buildings and other...........................................    524.3     470.6
  Land..........................................................     53.5      48.9
                                                                 --------  --------
      Total property, plant and equipment.......................  1,628.7   1,435.0
  Less accumulated depreciation.................................    713.7     614.6
                                                                 --------  --------
      Net property, plant and equipment.........................    915.0     820.4
Other Assets
  Excess cost of purchased companies over net assets acquired, less accumulated amortization of $67.3 in 1999 and $50.8 in
   1998.........................................................    714.3     498.9
  Other intangibles, less accumulated amortization of $32.6 in
   1999 and $25.3 in 1998.......................................     45.2      29.7
  Sundry........................................................     46.8      49.2
                                                                 --------  --------
      Total other assets........................................    806.3     577.8
                                                                 --------  --------
      Total Assets.............................................. $2,977.5  $2,535.3
                                                                 ========  ========
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current Liabilities
  Accounts payable.............................................. $  146.1  $  134.8
  Accrued expenses..............................................    194.2     168.8
  Other current liabilities.....................................     91.2      97.8
                                                                 --------  --------
      Total current liabilities.................................    431.5     401.4
Long-Term Debt..................................................    787.4     574.1
Other Liabilities...............................................     43.9      48.1
Deferred Income Taxes...........................................     68.5      74.9
Shareholders' Equity
  Capital stock
    Preferred stock--authorized, 100,000,000 shares; none issued
    Common stock--authorized, 600,000,000 shares of $.01 par
     value; issued 198,727,750 and 197,766,091 shares in 1999
     and 1998, respectively.....................................      2.0       2.0
  Additional contributed capital................................    424.8     396.1
  Retained earnings.............................................  1,278.1   1,058.7
  Accumulated other comprehensive income........................    (18.9)    (18.2)
  Less treasury stock--at cost (1,847,456 and 82,580 shares in
   1999 and 1998, respectively).................................    (39.8)     (1.8)
                                                                 --------  --------
      Total shareholders' equity................................  1,646.2   1,436.8
                                                                 --------  --------
      Total Liabilities and Shareholders' Equity................ $2,977.5  $2,535.3
                                                                 ========  ========

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended December 31
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
                                                       (Dollar amounts in
                                                            millions)
Operating Activities
  Net earnings...................................... $ 290.5  $ 248.0  $ 208.3
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Depreciation....................................   120.5    106.1     88.3
    Amortization....................................    28.8     21.8     17.3
    Stock and deferred compensation.................     3.0     10.8      7.9
    Deferred income tax expense (benefit)...........    (6.7)    17.3     (1.5)
    Other...........................................    (7.3)    (3.6)    (2.1)
    Other changes, excluding effects from purchases
     of companies
      (Increase) decrease in accounts receivable,
       net..........................................     5.0    (31.5)   (52.1)
      (Increase) in inventories.....................   (74.0)    (6.6)   (15.0)
      (Increase) in other current assets............    (4.7)    (7.2)    (5.1)
      (Decrease) increase in current liabilities....    15.7      (.2)    42.3
                                                     -------  -------  -------
        Net Cash Provided by Operating Activities...   370.8    354.9    288.3
Investing Activities
  Additions to property, plant and equipment........  (159.1)  (147.6)  (119.4)
  Purchases of companies, net of cash acquired......  (290.1)  (117.1)  (171.6)
  Other.............................................     8.2      6.7      8.2
                                                     -------  -------  -------
        Net Cash Used for Investing Activities......  (441.0)  (258.0)  (282.8)
Financing Activities
  Additions to debt.................................   255.6    269.7    214.8
  Payments on debt..................................   (98.6)  (216.9)  (164.7)
  Dividends paid....................................   (69.1)   (59.9)   (48.0)
  Issuances of common stock.........................     4.0      5.0      6.6
  Purchases of common stock.........................   (81.5)   (13.5)    (5.7)
  Other.............................................    (3.1)    (5.5)    (4.5)
                                                     -------  -------  -------
        Net Cash Provided by (Used for) Financing
         Activities.................................     7.3    (21.1)    (1.5)
                                                     -------  -------  -------
Increase (Decrease) in Cash and Cash Equivalents....   (62.9)    75.8      4.0
Cash and Cash Equivalents--Beginning of Year........    83.5      7.7      3.7
                                                     -------  -------  -------
Cash and Cash Equivalents--End of Year.............. $  20.6  $  83.5  $   7.7
                                                     =======  =======  =======
Supplemental Information
  Interest paid..................................... $  42.6  $  36.5  $  30.3
  Income taxes paid.................................   170.5    142.6    124.4
  Liabilities assumed of acquired companies.........   106.7    118.9     81.1
  Common stock issued for acquired companies........    26.9     66.8     52.0
  Common stock issued for employee stock plans......    29.6     26.4     27.4
                                                     =======  =======  =======


   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Year ended December 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                      (Dollar amounts in
                                                  millions, except per share
                                                            data)
Common Stock
  Balance, beginning of period................... $    2.0  $    1.0  $     .9
  Common stock issued............................      --        --         .1
  Two-for-one stock split........................      --        1.0       --
                                                  --------  --------  --------
    Balance, end of period....................... $    2.0  $    2.0  $    1.0
                                                  ========  ========  ========
Additional Contributed Capital
  Balance, beginning of period................... $  396.1  $  311.9  $  240.2
  Common stock issued............................     37.8      87.3      74.6
  Treasury stock issued..........................    (11.9)     (6.2)     (9.7)
  Tax benefit related to stock options...........      2.8       4.1       6.8
  Two-for-one stock split........................      --       (1.0)      --
                                                  --------  --------  --------
    Balance, end of period....................... $  424.8  $  396.1  $  311.9
                                                  ========  ========  ========
Retained Earnings
  Balance, beginning of period................... $1,058.7  $  871.3  $  704.4
  Net earnings for the year......................    290.5     248.0     208.3
  Retained earnings of pooled companies at date
   of acquisition................................      --        1.7       9.2
  Cash dividends declared (per share: 1999--$.36;
   1998--$.315; 1997--$.27)......................    (71.1)    (62.3)    (50.6)
                                                  --------  --------  --------
    Balance, end of period....................... $1,278.1  $1,058.7  $  871.3
                                                  ========  ========  ========
Treasury Stock
  Balance, beginning of period................... $   (1.8) $    (.1) $    (.2)
  Treasury stock purchased.......................    (88.5)    (19.7)    (17.3)
  Treasury stock issued..........................     50.5      18.0      17.4
                                                  --------  --------  --------
    Balance, end of period....................... $  (39.8) $   (1.8) $    (.1)
                                                  ========  ========  ========
Accumulated Other Comprehensive Income
  Balance, beginning of period................... $  (18.2) $  (10.1) $   (4.2)
  Foreign currency translation adjustment........      (.7)     (8.1)     (5.9)
                                                  --------  --------  --------
    Balance, end of period....................... $  (18.9) $  (18.2) $  (10.1)
                                                  ========  ========  ========
    Total Shareholders' Equity................... $1,646.2  $1,436.8  $1,174.0
                                                  ========  ========  ========
Comprehensive Income
  Net earnings................................... $  290.5  $  248.0  $  208.3
  Foreign currency translation adjustment (net of
   income tax expense (benefit): 1999--($.8);
   1998--$2.2; 1997--$1.1).......................      (.7)     (8.1)     (5.9)
                                                  --------  --------  --------
    Total Comprehensive Income................... $  289.8  $  239.9  $  202.4
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997
              (Dollar amounts in millions, except per share data)

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

   Sales Recognition: The Company primarily recognizes sales upon the shipment of its products. Exceptions to this policy are not significant and conform to industry practices.

   Inventories: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 50% of the inventories at December 31, 1999 and 1998. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 1999 and 1998 approximated replacement cost.

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

   Concentration of Credit Risks, Exposures and Financial Instruments: The Company engages in manufacturing, marketing, and distributing engineered products for markets served by the Company as described in Note J. The Company's operations are principally in the United States, although the Company also has manufacturing subsidiaries in Canada, Europe, Mexico, China, Brazil and Australia and marketing and distribution operations in other areas.

   The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers, some of which are highly leveraged. The Company maintains allowances for potential credit losses and such losses have generally been within management's expectations.

   From time to time, the Company will enter into forward exchange contracts to hedge equipment purchases and other transactions in foreign currencies and interest rate swaps related to fixed rate debt. The amounts outstanding under the forward contracts and interest rate swaps at any point in time are not significant to the Company. The Company has minimal continuing exposures to other foreign currency transactions and interest rate fluctuations.

   The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments. The fair value of long-term debt is less than the carrying value by approximately $11.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

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

B--Acquisitions

   During 1999, the Company acquired 29 businesses in transactions accounted for as purchases. These transactions required the use of $290.1 in cash, net of cash acquired, and 1,227,500 shares of common stock valued at $25.8. Options to purchase an additional 39,568 shares of common stock valued at $1.1 were also extended by the Company in substitution for previously existing options. These amounts include additional consideration of $19.3 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $233.4. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and residential furnishings markets, as well as the other markets the Company serves.

   The unaudited pro forma consolidated net sales for the years ended December 31, 1999 and 1998 as though the 1999 acquisitions had occurred on January 1 of each year presented were $4,031.3 and $3,810.7, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

   During 1998, the Company acquired 16 businesses in transactions accounted for as purchases. These transactions required the use of $117.1 in cash, net of cash acquired, and 2,741,480 shares of common stock valued at $59.8. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $121.8. The Company also issued 183,892 shares to acquire one business in a transaction accounted for as a pooling of interests. The Company elected not to restate its financial statements as the effect of this pooling was not material. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and residential furnishings markets, as well as the other markets the Company serves.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

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

   The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition.

   The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such additional consideration may be paid in cash or shares of the Company's common stock, and is recorded when earned as additional purchase price. The maximum amount of additional consideration remaining at December 31, 1999 is approximately $92 and will be payable, if earned, through 2004.

C--Earnings Per Share

   Basic and diluted earnings per share were calculated as follows:

                                              1999        1998        1997
                                           ----------- ----------- -----------
      Basic
        Weighted average shares
         outstanding, including shares
         issuable for little or no cash... 198,492,506 197,682,147 190,268,516
                                           =========== =========== ===========
      Net earnings........................ $     290.5 $     248.0 $     208.3
                                           =========== =========== ===========
      Earnings per share.................. $      1.46 $      1.25 $      1.09
                                           =========== =========== ===========
      Diluted
        Weighted average shares
         outstanding, including shares
         issuable for little or no cash... 198,492,506 197,682,147 190,268,516
        Additional dilutive shares
         principally from the assumed
         exercise of outstanding stock
         options..........................   2,445,498   2,987,686   2,921,108
                                           ----------- ----------- -----------
                                           200,938,004 200,669,833 193,189,624
                                           =========== =========== ===========
      Net earnings........................ $     290.5 $     248.0 $     208.3
                                           =========== =========== ===========
      Earnings per share.................. $      1.45 $      1.24 $      1.08
                                           =========== =========== ===========

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

D--Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities at December 31 consist of the following:

                                                                   1999   1998
                                                                  ------ ------
      Accrued expenses
        Wages and commissions payable............................ $ 48.5 $ 36.0
        Workers' compensation, medical, auto and product
         liability insurance.....................................   42.9   45.5
        Income taxes.............................................   11.2    5.9
        Other....................................................   91.6   81.4
                                                                  ------ ------
                                                                  $194.2 $168.8
                                                                  ====== ======
      Other current liabilities
        Outstanding checks in excess of book balances............ $ 47.4 $ 46.5
        Current maturities of long-term debt.....................    3.8    5.2
        Other....................................................   40.0   46.1
                                                                  ------ ------
                                                                  $ 91.2 $ 97.8
                                                                  ====== ======

E--Long-Term Debt

   Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

                                                                    1999   1998
                                                                   ------ ------
      Medium-term notes, fixed interest rates of 6.8% for both
       1999 and 1998, due dates through 2009.....................  $560.0 $491.0
      Commercial paper, variable interest rate of 5.9% for 1999,
       due dates in 2000.........................................   144.7    --
      Industrial development bonds, principally variable interest rates of 5.7% and 4.5% for 1999 and 1998, respectively,
       due dates through 2030....................................    39.9   38.9
      Other, partially secured...................................    46.6   49.4
                                                                   ------ ------
                                                                    791.2  579.3
      Less current maturities....................................     3.8    5.2
                                                                   ------ ------
                                                                   $787.4 $574.1
                                                                   ====== ======

   At December 31, 1999, the revolving credit agreements provided for a maximum line of credit of $295. In January 2000, this amount was increased to $340. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreements. Agreement amounts of $227.5 and $112.5 will terminate July 31, 2004 and August 28, 2000, respectively, at which time all outstanding balances will become due.

   Medium-term notes and commercial paper that mature in the current year are classified as long-term debt since the Company intends to refinance them on a long-term basis either through continued issuance or unused credit available under the revolving credit agreements.

   The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt and require net earnings to meet or exceed specified levels of funded debt.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Maturities of long-term debt for each of the five years following 1999 are:

             Year ended December 31
               2000............................ $  3.8
               2001............................   62.2
               2002............................   80.4
               2003............................  123.4
               2004............................  274.2

   In November 1999, the Company completed a $500 shelf registration of debt, of which $350 of 7.65% five-year public notes was issued in February 2000. This debt was subsequently converted to variable rate debt by the use of an interest rate swap agreement.

F--Lease Obligations

   The Company conducts certain operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

   Total rental expense entering into the determination of results of operations was $36.4, $29.6 and $27.3 for the years ended December 31, 1999, 1998 and 1997, respectively.

   Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

             Year ended December 31
               2000............................. $19.0
               2001.............................  12.8
               2002.............................   8.4
               2003.............................   4.9
               2004.............................   2.4
               Later years......................  2.6
                                                 -----
                                                 $50.1
                                                 =====

   The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

G--Capital Stock

 Stock Activity

   Activity in the Company's stock accounts for each of the three years ended December 31 is as follows:

                                                           Common     Treasury
                                                            Stock      Stock
                                                         ----------- ----------
      Balance, January 1, 1997.......................... 184,227,572    (12,540)
        Shares issued...................................   8,531,548    930,280
        Treasury stock purchased........................         --    (922,514)
                                                         ----------- ----------
      Balance, December 31, 1997........................ 192,759,120     (4,774)
        Shares issued...................................   5,006,971    779,695
        Treasury stock purchased........................         --    (857,501)
                                                         ----------- ----------
      Balance, December 31, 1998........................ 197,766,091    (82,580)
        Shares issued...................................     961,659  2,342,411
        Treasury stock purchased........................         --  (4,107,287)
                                                         ----------- ----------
      Balance, December 31, 1999........................ 198,727,750 (1,847,456)
                                                         =========== ==========

   The Company issues shares for employee stock plans and acquisitions. The Company purchases its common stock to meet the requirements of the employee stock purchase and incentive plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. The Company will also receive shares in stock-for-stock option exercises.

 Stock Options

   At December 31, 1999, the Company had 13,643,867 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 6 to 18 months after the date of grant, and have a maximum term of 5-15 years. Options may be issued with exercise prices at or below market price. Compensation cost charged against income related to the Company's stock option grants for each of the years ending December 31, 1999, 1998 and 1997 was $11.5, $8.9 and $6.6, respectively. Compensation cost includes amounts for options granted under the deferred compensation plan for certain executives, which allows the executive to elect stock options in lieu of future salary and bonuses. Had compensation cost for the Company's stock-based compensation plans been determined based on the estimated fair value of the options at the grant dates, consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would not be significantly reduced.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                                     Weighted
                                                                     Average
                                                                  Exercise Price
                                                        Shares      per Share
                                                      ----------  --------------
      Outstanding at January 1, 1997.................  8,791,304      $ 8.01
        Granted......................................  1,429,502       10.18
        Exercised.................................... (2,066,732)       6.45
        Forfeited....................................   (161,480)      11.76
                                                      ----------      ------
      Outstanding at December 31, 1997...............  7,992,594        8.72
        Granted......................................    966,798       14.38
        Exercised.................................... (1,218,447)       9.05
        Forfeited....................................    (36,760)      16.85
                                                      ----------      ------
      Outstanding at December 31, 1998...............  7,704,185        9.34
        Granted......................................  4,998,591       16.33
        Exercised.................................... (1,279,755)       6.29
        Forfeited....................................   (104,340)      19.99
                                                      ----------      ------
      Outstanding at December 31, 1999............... 11,318,681      $12.67
                                                      ==========      ======
      Options exercisable at
        December 31, 1999............................  5,605,669      $ 8.43
        December 31, 1998............................  4,646,155        6.67
        December 31, 1997............................  3,488,022        6.16

                                                        1999    1998    1997
                                                       ------  ------  ------
      Weighted-average fair value of options:
        Granted at market price....................... $ 4.59  $ 5.66  $ 4.44
        Granted below market price....................  17.67   16.52   12.27
      Weighted-average exercise price of options:
        Granted at market price.......................  20.09   23.20   20.31
        Granted below market price....................   2.50    3.17    4.54
      Principal assumptions used in calculating fair
       value consistent with the method of FASB
       Statement No. 123:
        Risk-free interest rate.......................    5.2%    5.1%    6.0%
        Expected life in years........................    4.8     5.1     4.8
        Expected volatility...........................   23.0%   20.0%   19.0%
        Expected dividend yield.......................    1.5%    1.5%    1.7%

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at December 31, 1999:

                             Options Outstanding                Options Exercisable
                 ------------------------------------------- --------------------------
                             Weighted-Average
                                Remaining       Weighted-                  Weighted-
   Range of        Number    Contractual Life    Average       Number       Average
Exercise Prices  Outstanding     In Years     Exercise Price Exercisable Exercise Price
---------------  ----------- ---------------- -------------- ----------- --------------
$  .01-
 $ 2.60           1,866,376         9.9           $  .09      1,407,166      $  .12
  2.61-
   5.19             988,965        14.5             4.01        478,819        4.03
  5.20-
  10.39           1,217,732         1.9             9.14        987,569        8.94
 10.40-
  12.98           1,830,013         1.2            11.45      1,823,990       11.45
 12.99-
  15.58             551,366         6.2            13.69        518,362       13.69
 15.59-
  18.18              68,906         2.2            16.47         43,152       16.45
 18.19-
  20.78           3,861,273         4.5            20.01         86,428       20.71
 20.79-
  23.37             777,500         3.2            22.41        246,354       22.44
 23.38-
  25.97             156,550         4.0            24.62         13,829       25.41

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

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

H--Employee Benefit Plans

   The following table provides information at December 31 as to the Company sponsored defined benefit pension plans:

                                                         1999    1998    1997
                                                        ------  ------  ------
Change in Benefit Obligation
  Benefit obligation, beginning of period.............. $100.1  $ 89.5  $ 69.2
    Service cost.......................................    3.2     2.2     1.6
    Interest cost......................................    5.3     5.1     5.0
    Plan participants' contributions...................    4.3     4.0     3.5
    Actuarial (gains) losses...........................   (4.9)    4.4    14.7
    Benefits paid......................................   (5.9)   (5.1)   (4.5)
                                                        ------  ------  ------
  Benefit obligation, end of period....................  102.1   100.1    89.5
Change in Plan Assets
  Fair value of plan assets, beginning of period.......  132.1   127.6    98.8
    Actual return on plan assets.......................   24.1     5.6    29.8
    Plan participants' contributions...................    4.3     4.0     3.5
    Benefits paid......................................   (5.9)   (5.1)   (4.5)
                                                        ------  ------  ------
  Fair value of plan assets, end of period.............  154.6   132.1   127.6
Plan Assets in Excess of Benefit Obligations...........   52.5    32.0    38.1
  Unrecognized net actuarial gains.....................  (24.3)   (5.6)  (14.8)
  Unrecognized net transition asset....................   (0.7)   (1.0)   (1.7)
  Unrecognized prior service cost......................   (0.2)    (.3)    (.3)
                                                        ------  ------  ------
  Prepaid pension cost................................. $ 27.3  $ 25.1  $ 21.3
                                                        ======  ======  ======
Components of Net Pension Income
  Service cost......................................... $ (3.2) $ (2.2) $ (1.6)
  Interest cost........................................   (5.3)   (5.1)   (5.0)
  Expected return on plan assets.......................   10.3    10.0     7.9
  Amortization of net transition asset.................     .4      .7      .7
  Recognized net actuarial gain........................    --       .4     --
                                                        ------  ------  ------
  Net pension income................................... $  2.2  $  3.8  $  2.0
                                                        ======  ======  ======
Weighted Average Assumptions
  Discount rate........................................   6.00%   5.50%   6.00%
  Expected return on plan assets.......................   8.00%   8.00%   8.00%
  Rate of compensation increase........................   4.40%   4.40%   5.20%

   Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 1,176,000 shares of the Company's common stock at December 31, 1999.

   Contributions to union sponsored, defined benefit, multiemployer pension plans were $.7, $.2, and $.2 in 1999, 1998 and 1997, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 1999, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the net assets of the plans. Therefore, the Company would have no material withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Net pension expense, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $4.3, $2.1 and $2.1 in 1999, 1998 and 1997, respectively.

   The Company has a contributory stock purchase/stock bonus plan (SPSB Plan), a nonqualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $8.5, $6.9 and $5.8 for 1999, 1998 and 1997, respectively.

   Under the DSP, eligible employees may purchase a maximum of 19,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 1,026,479, 894,445 and 871,394 during 1999, 1998 and 1997, respectively. Purchase prices ranged from $10 to $24 per share. Since inception of the DSP in 1982, a total of 14,127,222 shares have been purchased by employees.

I--Income Taxes

   The components of earnings before income taxes are as follows:

                                                            Year ended December
                                                                     31
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
      Domestic............................................. $397.2 $340.8 $292.2
      Foreign..............................................   65.4   54.8   41.1
                                                            ------ ------ ------
                                                            $462.6 $395.6 $333.3
                                                            ====== ====== ======

   Income tax expense is comprised of the following components:

                                                          Year ended December
                                                                   31
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------  ------ ------
      Current
        Federal.......................................... $141.1  $108.1 $102.2
        State and local..................................   11.8     4.2    9.9
        Foreign..........................................   25.9    18.0   14.4
                                                          ------  ------ ------
                                                           178.8   130.3  126.5
      Deferred
        Federal..........................................   (5.1)    4.1   (5.5)
        State and local..................................    3.3    11.0    4.1
        Foreign..........................................   (4.9)    2.2    (.1)
                                                          ------  ------ ------
                                                            (6.7)   17.3   (1.5)
                                                          ------  ------ ------
                                                          $172.1  $147.6 $125.0
                                                          ======  ====== ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

                                                                 December 31
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
      Property, plant and equipment............................ $(67.8) $(70.0)
      Accrued expenses.........................................   55.0    51.3
      Prepaid pension cost.....................................  (10.7)  (10.1)
      Other, net...............................................  (19.2)  (20.8)
                                                                ------  ------
                                                                $(42.7) $(49.6)
                                                                ======  ======

   Deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

                                                                  December 31
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
      Other current assets...................................... $ 25.8  $ 25.3
      Deferred income taxes.....................................  (68.5)  (74.9)
                                                                 ------  ------
                                                                 $(42.7) $(49.6)
                                                                 ======  ======

   A valuation allowance has not been provided for the deferred tax asset as the Company believes it will be realized through future taxable income and reversal of other timing differences.

   Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

                                                     Year ended December 31
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
      Statutory federal income tax rate.............    35.0%    35.0%    35.0%
      Increases in rate resulting primarily from
       state and other jurisdictions................     2.2      2.3      2.5
                                                     -------  -------  -------
      Effective tax rate............................    37.2%    37.3%    37.5%
                                                     =======  =======  =======

J--Segment Information

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

   The accounting principles used in the preparation of the segment information are the same as used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. The Company evaluates performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain general and administrative costs of the Company are allocated to the segments based on sales. Asset information for the segments includes only inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles. These segment assets are reflected in the segment information at their estimated average for the year. Long-lived assets as disclosed include property, plant and equipment, goodwill and other intangibles, and long-term assets. Centrally incurred costs and allocated general and administrative costs include depreciation and other costs related to assets that are not allocated or otherwise included in the segment assets. Prior years' segment results have been restated due to a change in organizational structure and to conform to the current presentation. The impact of restatement of prior years is not significant.

   Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                        Inter-
                                               External Segment  Total
      Year ended December 31                    Sales    Sales   Sales    EBIT
      ----------------------                   -------- ------- -------- ------
      1999
        Residential Furnishings............... $1,946.6 $  9.5  $1,956.1 $219.7
        Commercial Furnishings................    778.1    2.9     781.0  126.9
        Aluminum Products.....................    532.8   15.6     548.4   52.6
        Industrial Materials..................    282.6  202.1     484.7   70.1
        Specialized Products..................    238.9   41.9     280.8   34.1
        Intersegment eliminations.............                             (2.6)
        Adjustment to LIFO method.............                              1.7
                                               -------- ------  -------- ------
                                               $3,779.0 $272.0  $4,051.0 $502.5
                                               ======== ======  ======== ======
      1998
        Residential Furnishings............... $1,777.2 $  6.8  $1,784.0 $198.3
        Commercial Furnishings................    623.3    1.7     625.0  111.1
        Aluminum Products.....................    501.1   16.8     517.9   32.6
        Industrial Materials..................    269.6  193.5     463.1   51.9
        Specialized Products..................    199.2   46.4     245.6   28.6
        Intersegment eliminations.............                             (1.3)
        Adjustment to LIFO method.............                              7.9
                                               -------- ------  -------- ------
                                               $3,370.4 $265.2  $3,635.6 $429.1
                                               ======== ======  ======== ======
      1997
        Residential Furnishings............... $1,592.6 $  2.8  $1,595.4 $171.1
        Commercial Furnishings................    464.4     .3     464.7   85.3
        Aluminum Products.....................    441.4   17.6     459.0   44.6
        Industrial Materials..................    259.7  180.1     439.8   43.5
        Specialized Products..................    151.1   33.1     184.2   21.1
        Intersegment eliminations.............                               .3
        Adjustment to LIFO method.............                             (3.4)
                                               -------- ------  -------- ------
                                               $2,909.2 $233.9  $3,143.1 $362.5
                                               ======== ======  ======== ======

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                                             Additions    Acquired
                                            to Property, Companies' Depreciation
                                             Plant and   Long-Lived     and
                                   Assets    Equipment     Assets   Amortization
                                  --------  ------------ ---------- ------------
      1999
        Residential Furnishings.  $1,173.4     $ 60.7      $128.3      $ 61.7
        Commercial Furnishings..     721.4       21.8       163.2        28.4
        Aluminum Products.......     441.1       30.5         --         22.2
        Industrial Materials....     204.8       17.6         5.3        13.9
        Specialized Products....     216.8       15.0        16.2        12.4
        Unallocated assets......     204.0       13.5                    10.7
        Adjustment to year-end
         vs. average assets.....      16.0
                                  --------     ------      ------      ------
                                  $2,977.5     $159.1      $313.0      $149.3
                                  ========     ======      ======      ======
      1998
        Residential Furnishings.  $  971.0     $ 54.4      $ 64.7      $ 58.0
        Commercial Furnishings..     469.8        9.7       116.1        21.4
        Aluminum Products.......     404.4       42.6        24.5        17.9
        Industrial Materials....     204.5        7.3        10.4        12.7
        Specialized Products....     188.8       28.1         4.6         8.9
        Unallocated assets......     285.9        5.5                     9.0
        Adjustment to year-end
         vs. average assets.....      10.9
                                  --------     ------      ------      ------
                                  $2,535.3     $147.6      $220.3      $127.9
                                  ========     ======      ======      ======
      1997
        Residential Furnishings.  $  856.7     $ 40.4      $ 67.7      $ 48.9
        Commercial Furnishings..     315.0       13.3        75.7        15.4
        Aluminum Products.......     353.3       23.9        11.1        13.6
        Industrial Materials....     179.9       18.3         2.8        11.5
        Specialized Products....     178.9       15.0        46.9         8.4
        Unallocated assets......     227.6        8.5                     7.8
        Adjustment to year-end
         vs. average assets.....      (5.1)
                                  --------     ------      ------      ------
                                  $2,106.3     $119.4      $204.2      $105.6
                                  ========     ======      ======      ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Revenues from external customers, by product line, are as follows:

                                                        Year ended December 31
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
      Residential Furnishings
        Bedding components..........................  $  742.8 $  663.2 $  596.3
        Residential furniture components............     444.4    412.0    371.7
        Finished & consumer products................     510.5    463.3    414.2
        Other residential furnishings products......     248.9    238.7    210.4
                                                      -------- -------- --------
                                                       1,946.6  1,777.2  1,592.6
      Commercial Furnishings
        Store displays, fixtures & storage products.     502.1    369.7    236.9
        Office furnishings & plastic components.....     276.0    253.6    227.5
                                                      -------- -------- --------
                                                         778.1    623.3    464.4
      Aluminum Products
        Die cast products...........................     457.7    423.3    355.3
        Smelter, tool & die operations..............      75.1     77.8     86.1
                                                      -------- -------- --------
                                                         532.8    501.1    441.4
      Industrial Materials
        Wire, wire products & steel tubing..........     282.6    269.6    259.7
      Specialized Products
        Automotive products & specialized machinery.     238.9    199.2    151.1
                                                      -------- -------- --------
                                                      $3,779.0 $3,370.4 $2,909.2
                                                      ======== ======== ========

   The Company's operations outside of the United States are principally in Canada, Europe and Mexico, none of which are individually material to its consolidated operations. The geographic information that follows regarding sales is based on the area of manufacture.

                                                        Year ended December 31
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
      External sales
        United States................................ $3,345.8 $3,025.9 $2,636.6
        Foreign......................................    433.2    344.5    272.6
                                                      -------- -------- --------
                                                      $3,779.0 $3,370.4 $2,909.2
                                                      ======== ======== ========
      Long-lived assets
        United States................................ $1,421.4 $1,183.8 $  989.2
        Foreign......................................    299.9    214.4    172.5
                                                      -------- -------- --------
                                                      $1,721.3 $1,398.2 $1,161.7
                                                      ======== ======== ========

K--Contingencies

   The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. One of the Company's subsidiaries was involved in an unfair labor complaint filed by the National Labor Relations Board prior to the Company's acquisition of the subsidiary. This matter has been resolved consistent with management's expectations and did not have a material adverse effect on the Company's financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)
   When it appears probable in management's judgement that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company's financial position. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Shareholders of Leggett & Platt,
Incorporated:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(1) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri
February 2, 2000

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                         QUARTERLY SUMMARY OF EARNINGS

                                  (Unaudited)
              (Dollar amounts in millions, except per share data)

Year ended December 31, 1999                First  Second Third   Fourth  Total
----------------------------                ------ ------ ------ ------- --------
Net sales.................................. $887.6 $935.2 $991.1 $965.1  $3,779.0
Gross profit...............................  232.4  253.4  269.9  264.6   1,020.3
Earnings before income taxes...............  105.1  115.1  124.0  118.4     462.6
Net earnings...............................   66.1   72.4   77.7   74.3     290.5
Earnings per share
  Basic.................................... $  .33 $  .37 $  .39 $  .37  $   1.46
  Diluted.................................. $  .33 $  .36 $  .39 $  .37  $   1.45

Year ended December 31, 1998
----------------------------
Net sales.................................. $793.2 $855.4 $884.1 $837.7  $3,370.4
Gross profit...............................  202.3  219.3  228.8  221.1     871.5
Earnings before income taxes...............   92.7  100.8  104.4   97.7     395.6
Net earnings...............................   57.9   63.4   65.2   61.5     248.0
Earnings per share
  Basic.................................... $  .29 $  .32 $  .33 $  .31  $   1.25
  Diluted.................................. $  .29 $  .32 $  .32 $  .31  $   1.24

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)

     Column A                        Column B   Column C   Column D   Column E
     --------                      ------------ --------- ---------- ----------
                                                Additions
                                                 Charged
                                    Balance at   to Cost             Balance at
                                   Beginning of    and                 End of
Description                           Period    Expenses  Deductions   Period
-----------                        ------------ --------- ---------- ----------
Year ended December 31, 1999
Allowance for doubtful
 receivables......................    $13.5       $5.5       $5.7(A)   $13.3
                                      =====       ====       ====      =====
Year ended December 31, 1998
Allowance for doubtful
 receivables......................    $11.5       $5.2       $3.2(A)   $13.5
                                      =====       ====       ====      =====
Year ended December 31, 1997
Allowance for doubtful
 receivables......................    $ 8.6       $5.6       $2.7(A)   $11.5
                                      =====       ====       ====      =====

--------
(A)  Uncollectible accounts charged off, net of recoveries

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Leggett & Platt, Incorporated

                                          By:     /s/ Felix E. Wrigh___________t
                                                     Felix E. Wright
                                                      President and
                                                 Chief Executive Officer

Dated: March 28, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


(a) Principal Executive Officer:


      /s/ Felix E. Wright            Vice Chairman of the Board,     March 28, 2000
____________________________________  President & Chief Executive
          Felix E. Wright             Officer


(b) Principal Financial Officer:


     /s/ Michael A. Glauber          Senior Vice President,          March 28, 2000
____________________________________  Finance & Administration
         Michael A. Glauber


(c) Principal Accounting Officer:


       /s/ Allan J. Ross             Vice President--Accounting      March 28, 2000
____________________________________
           Allan J. Ross


(d) Directors:


                                     Chairman
____________________________________
       Harry M. Cornell, Jr.

         Raymond F. Bentele*         Director
____________________________________
         Raymond F. Bentele

        Robert Ted Enloe, III*       Director
____________________________________
       Robert Ted Enloe, III

          Richard T. Fisher*         Director
____________________________________
         Richard T. Fisher

            Bob L. Gaddy*            Director
____________________________________
            Bob L. Gaddy

             Signature                           Title                    Date
             ---------                           -----                    ----

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

         Alexander M. Levine*                  Director
____________________________________
        Alexander M. Levine

         Richard L. Pearsall*                  Director
____________________________________
        Richard L. Pearsall

           Duane W. Potter*                    Director
____________________________________
          Duane W. Potter

       Maurice E. Purnell, Jr.*                Director
____________________________________
      Maurice E. Purnell, Jr.

           Alice L. Walton*                    Director
____________________________________
          Alice L. Walton

    /s/ Ernest C. Jett
*By____________________________
       Ernest C. Jett
      Attorney-in-Fact
   Under Power-of-Attorney
    dated March 28, 2000                                     March 28, 2000

                                 EXHIBIT INDEX

                                                                     Sequential
 Exhibit No.                  Document Description                    Page No.
 -----------                  --------------------                   ----------
  3.1        Restated Articles of Incorporation of the Company as
             of May 13, 1987, filed as Exhibit 3.1 to Registrant's
             Form 10-K for the year ended December 31, 1998, is
             incorporated by reference.

  3.2 Amendment to Restated Articles of Incorporation of the Company dated May 12, 1993, filed as Exhibit 3.2 to Registrant's Form 10-K for the year ended December
             31, 1998, is incorporated by reference.

  3.3 Amendment to Restated Articles of Incorporation of the Company dated May 12, 1999.

  3.4        Restated By-Laws of the Company as of August 11,
             1993, with all amendments through March 15, 1999, filed as Exhibit 3.3 to Registrant's Form 10-K for the year ended December 31, 1998, is incorporated by reference.

  4.1        Article III of Registrant's Restated Articles of
             Incorporation, filed as Exhibit 3.1 above, is incorporated by reference.

  4.2        Rights Agreement effective February 15, 1999 between
             Registrant and ChaseMellon Shareholder Services, LLC, pertaining to preferred stock rights distributed by Registrant, filed as Exhibit 1 to Registrant's Form
             8-K filed December 1, 1998, is incorporated by reference.

  4.3        Indenture, dated as of November 24, 1999 between
             Registrant and The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.1 to Registration Statement No.
             333-90443, on Form S-3, effective as of November 15,
             1999, is incorporated by reference.

 10.1(1)     Restated and Amended Employment Agreement between
             Harry M. Cornell, Jr. and Leggett & Platt,
             Incorporated dated as of August 14, 1996, filed as
             Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1996, is incorporated by reference, and Amendment No. 1 to Employment
             Agreement dated January 1, 1999.

 10.2(1)     Restated and Amended Employment Agreement between the
             Company and Felix E. Wright dated March 1, 1999, filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1998, is incorporated by reference.

 10.3(1)     Employment Agreement between the Company and Robert
             A. Jefferies, Jr. dated November 7, 1990 and
             Amendment No. 1 to Employment Agreement dated January
             1, 1993.

 10.4(1)     Severance Benefit Agreement between the Company and
             Harry M. Cornell, Jr. dated May 9, 1984, filed as
             Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated by reference.

 10.5(1)     Severance Benefit Agreement between the Company and
             Felix E. Wright dated May 9, 1984, filed as Exhibit
             10.5 to Registrant's Form 10-K for the year ended
             December 31, 1994, is incorporated by reference.

 10.6(1)     Severance Benefit Agreement between the Company and
             Robert A. Jefferies, Jr. dated May 9, 1984, filed as
             Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 1994, is incorporated by reference.

 10.7(1) Reference is made to Appendix B to Registrant's definitive Proxy Statement dated March 27, 1997, used in connection with Registrant's Annual Meeting of Shareholders held on May 14, 1997, for a copy of the Company's 1989 Flexible Stock Plan, as amended, which is incorporated by reference.


                                                                     Sequential
 Exhibit No.                  Document Description                    Page No.
 -----------                  --------------------                   ----------
 10.8(1)     Summary description of the Company's Key Management
             Incentive Compensation Plan.

 10.9(1) Reference is made to Appendix B to Registrant's definitive Proxy Statement dated March 31, 1999, used in connection with Registrant's Annual Meeting of Shareholders held on May 12, 1999, for a copy of the Company's 1999 Key Officer's Incentive Plan, which is incorporated by reference.

 10.10(1) Description of certain long-term disability arrangements between Registrant and its salaried employees.

 10.11(1) Form of Indemnification Agreement approved by the shareholders of Registrant and entered into between Registrant and each of its directors and executive officers, filed as Exhibit 10.10 to Registrant's Form
             10-K for the year ended December 31, 1995, is incorporated by reference.

 10.12(1) Reference is made to Appendix A to Registrant's definitive Proxy Statement dated March 27, 1997, used in connection with Registrant's Annual Meeting of Shareholders held on May 14, 1997, for a copy of the Company's Director Stock Option Plan, as amended, which is incorporated by reference.

 10.13(1)    Leggett & Platt, Incorporated Executive Stock
             Purchase Program adopted June 6, 1989 under the
             Company's 1989 Flexible Stock Plan, and effective as of July 1, 1989, as amended.

 10.14(1)    Revised Employment Agreement between Bob L. Gaddy,
             Pace Industries, Inc. and Leggett & Platt,
             Incorporated, filed as Exhibit 10.13 to Registrant's
             Form 10-K for the year ended December 31, 1996, is incorporated by reference.

 10.15(1)    Registrant's Stock Award Program, filed as Exhibit
             10.20 of the Registrant's Form 10-K for the year ended December 31, 1997, is incorporated by reference.

 10.16(1)    The Company's Deferred Compensation Program, filed as
             Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1998, is incorporated by reference.

 10.17(1) The Company's Executive Deferred Stock Program, filed as Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998, is incorporated by reference.

 10.18(1) Noncompetition Agreement, dated as of May 13,1996 between Bob L. Gaddy and Leggett & Platt,
             Incorporated, filed as Exhibit 10.25 to Registrant's
             Form 10-K for the year ended December 31, 1996, is incorporated by reference.

 10.19(1)    Pace Industries, Inc., Revised and Restated Employee
             Incentive Compensation Plan, filed as Exhibit 10.27 to Registrant's Form 10-K for the year ended December
             31, 1996, is incorporated by reference.

 12          Computation of Ratio of Earnings to Fixed Charges.

 21          Schedule of Subsidiaries of Registrant.

 23          Consent of Independent Accountants.

 24 Power of Attorney executed by members of the Company's Board of Directors regarding this Form 10-K and certain registration statements.

 27          Financial Data Schedule.

--------
(1)  Denotes management contract or compensatory plan or arrangement.