Form 10-Q
period 2000-03-31
LEGGETT & PLATT INC
filed 2000-05-12
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   for the transition period from ____________ to ________________

              For Quarter Ended              Commission File
                                                 Number
               March 31, 2000                    1-7845


                    LEGGETT & PLATT, INCORPORATED
       (Exact name of registrant as specified in its charter)


               Missouri                            44-0324630
           (State or other              (I.R.S. Employer Identification
           jurisdiction of                            No.)
           incorporation or
            organization)


             No. 1 Leggett Road
             Carthage, Missouri                     64836
      (Address of principal executive             (Zip Code)
                  offices)


Registrant's telephone number, including area code     (417) 358-8131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No

      Common stock outstanding as of May 1, 2000:  196,451,520

                    PART I. FINANCIAL INFORMATION
           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                    ITEM 1. FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Unaudited)

(Amounts in millions)                       March 31,      December 31,
                                              2000            1999
CURRENT ASSETS
  Cash and cash equivalents                 $  111.4       $   20.6
  Accounts and notes receivable                669.4          572.7
  Allowance for doubtful accounts              (13.5)         (13.3)
  Inventories                                  636.5          605.8
  Other current assets                          68.0           70.4
--------------------------------------------------------------------
    Total current assets                     1,471.8        1,256.2

PROPERTY, PLANT & EQUIPMENT, NET               934.2          915.0

OTHER ASSETS
Excess cost of purchased companies over
 net assets acquired, less accumulated
 amortization of $72.3 in 2000 and $67.3
 in 1999                                       763.3          714.3
Other intangibles, less accumulated
 amortization of $32.4 in 2000 and $32.6
 in 1999                                        55.0           45.2
  Sundry                                        49.7           46.8
--------------------------------------------------------------------
    Total other assets                         868.0          806.3
--------------------------------------------------------------------
TOTAL ASSETS                                $3,274.0       $2,977.5
====================================================================

CURRENT LIABILITIES
  Accounts and notes payable                 $ 170.7        $ 146.1
  Accrued expenses                             233.4          194.2
  Other current liabilities                     80.4           91.2
--------------------------------------------------------------------
    Total current liabilities                  484.5          431.5

LONG-TERM DEBT                                 993.6          787.4
OTHER LIABILITIES                               42.5           43.9
DEFERRED INCOME TAXES                           64.0           68.5

SHAREHOLDERS' EQUITY
  Common stock                                   2.0            2.0
  Additional contributed capital               423.2          424.8
  Retained earnings                          1,332.3        1,278.1
  Accumulated other comprehensive income       (21.2)         (18.9)
  Treasury stock                               (46.9)         (39.8)
    Total shareholders' equity               1,689.4        1,646.2
--------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $3,274.0       $2,977.5
====================================================================

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                             (Unaudited)

(Amounts in millions, except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                       2000       1999
Net sales                                           $1,043.6   $  887.6
Cost of goods sold                                     772.1      655.2
------------------------------------------------------------------------
Gross profit                                           271.5      232.4

Selling, distribution and
  administrative expenses                              134.0      112.7

Other deductions (income), net                           7.1        6.1
------------------------------------------------------------------------
Earnings before interest
  and income taxes                                     130.4      113.6

Interest expense                                        14.6        9.4
Interest Income                                          1.5        0.9
------------------------------------------------------------------------
Earnings before income taxes                           117.3      105.1
Income taxes                                            43.5       39.0
------------------------------------------------------------------------
  NET EARNINGS                                      $   73.8    $  66.1

Earnings Per Share
  Basic                                             $   0.37    $  0.33
  Diluted                                           $   0.37    $  0.33

Cash Dividends Declared
  Per Share                                         $   0.10    $  0.09

Average Shares Outstanding
  Basic                                                198.8      199.1
  Diluted                                              200.3      201.4

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(Amounts in millions)                           Three Months Ended
                                                     March 31,
                                                2000           1999
OPERATING ACTIVITIES
Net Earnings                                  $   73.8        $   66.1
Adjustments to reconcile net earnings to net
 cash provided by operating activities
  Depreciation                                    31.1            31.4
  Amortization                                     7.8             5.6
  Other                                           (1.0)            4.6
  Other changes, net of effects from
     purchase of companies
    Increase in accounts receivable, net         (78.8)          (52.1)
    (Increase) decrease in inventories           (13.7)            4.9
    Increase in other current assets              (1.0)           (0.8)
    Increase in current liabilities               55.8             4.9
-----------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES     74.0            64.6

INVESTING ACTIVITIES
  Additions to property, plant and equipment     (41.4)          (37.3)
  Purchases of companies, net of cash acquired   (70.8)          (27.1)
  Other                                          (11.8)           (2.4)
-----------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES    (124.0)          (66.8)

FINANCING ACTIVITIES
  Additions to debt                              350.0             5.2
  Payments on debt                              (159.3)           (6.1)
  Dividends paid                                 (37.2)          (33.3)
  Issuances of common stock                        1.1             0.7
  Purchases of common stock                      (19.3)          (26.2)
  Other                                            5.5             1.7
-----------------------------------------------------------------------
       NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES                   140.8           (58.0)
-----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                       90.8           (60.2)

CASH AND CASH EQUIVALENTS - January 1,            20.6            83.5
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - March 31,        $   111.4        $   23.3
=======================================================================

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

(Amounts in millions)

1.   STATEMENT

  In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary for a fair statement of results of operations and financial positions of Leggett & Platt, Incorporated and Consolidated Subsidiaries (the `Company').

2.   INVENTORIES

  Inventories, about 50% of which are valued using the Last-in, First-out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

                                           March 31,     December 31,
                                             2000            1999
At First-In, First-Out (FIFO) cost
   Finished goods                          $ 326.1        $ 309.9
   Work in process                            71.5           63.2
   Raw materials and supplies                245.8          238.2
------------------------------------------------------------------
                                             643.4          611.3
Excess of FIFO cost over LIFO cost            (6.9)          (5.5)
------------------------------------------------------------------
                                           $ 636.5        $ 605.8
==================================================================

3.   PROPERTY, PLANT & EQUIPMENT

  Property, plant and equipment comprised the following:

                                             March 31,       December 31,
                                               2000             1999
Property, plant and equipment, at cost        $1,679.7        $1,628.7
 Less accumulated depreciation                   745.5           713.7
-----------------------------------------------------------------------
                                              $  934.2        $  915.0
=======================================================================

4.   COMPREHENSIVE INCOME

  In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the three months ending March 31, 2000 and 1999, comprehensive income was $71.5 and $66.7, respectively.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)
5.   EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows:

                                                        Three Months
                                                           Ended
                                                         March 31,
                                                      2000       1999
Basic
  Weighted average shares
   outstanding, including
   shares issuable for
   little or no cash                                 198.8       199.1
=======================================================================
       Net earnings                                $  73.8     $  66.1
=======================================================================
       Earnings per share - basic                  $   .37     $   .33
=======================================================================

Diluted
  Weighted average shares
    outstanding, including
    shares issuable for
    little or no cash                                198.8       199.1

   Additional dilutive shares
     principally from the
     assumed exercise of
     outstanding stock options                         1.5         2.3
-----------------------------------------------------------------------
                                                     200.3       201.4
=======================================================================
   Net earnings                                    $  73.8     $  66.1
=======================================================================
     Earnings per share - diluted                  $   .37     $   .33
=======================================================================

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

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

7.   SEGMENT INFORMATION

  The Company has primarily determined its reportable segments based upon the internal organization, which is generally focused on broad end-user markets for its diversified products. Residential Furnishings derives its revenues from bedding, furniture and other furnishings components and related consumer products. Commercial Furnishings derives its revenues from office and institutional furnishings components, retail store fixtures, displays and other commercial products and systems. The Aluminum Products segment derives its revenues from die castings, custom tooling and dies, machining and coating and aluminum raw materials (ingot). Industrial Materials derives its revenues from drawn wire, specialty wire products and welded steel tubing materials. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery and manufacturing equipment and automotive seating suspension, lumbar support and control cable systems.

  A summary of segment results for the quarters ended March 31, 2000 and 1999 are shown in the following tables:

                                            Inter-
                                External   Segment      Total
                                 Sales      Sales       Sales     EBIT
Quarter ended March 31, 2000
  Residential Furnishings      $  532.3    $  2.2   $   534.5    $  62.0
  Commercial Furnishings          209.8       1.7       211.5       23.6
  Aluminum Products               159.0       3.9       162.9       16.6
  Industrial Materials             76.8      55.2       132.0       20.2
  Specialized Products             65.7      12.6        78.3       12.1
  Intersegment eliminations           -         -           -       (2.7)
  Change in LIFO reserve              -         -           -       (1.4)
-------------------------------------------------------------------------
                               $1,043.6    $ 75.6   $ 1,119.2    $ 130.4
=========================================================================

Quarter ended March 31,1999
  Residential Furnishings      $  469.4    $  2.3   $   471.7    $  51.7
  Commercial Furnishings          160.0       0.8       160.8       25.6
  Aluminum Products               137.6       4.2       141.8       12.1
  Industrial Materials             66.0      55.1       121.1       17.1
  Specialized Products             54.6      11.3        65.9        9.3
  Intersegment eliminations           -         -           -       (2.4)
  Change in LIFO reserve              -         -           -         .2
-------------------------------------------------------------------------
                               $  887.6    $ 73.7   $   961.3    $ 113.6
=========================================================================

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

  7. SEGMENT INFORMATION (continued)

  Asset information for the Company's segments at March 31, 2000 and December 31, 1999 is shown in the following table:

                                         March 31,        December 31,
                                           2000              1999
Assets
Residential Furnishings                 $1,161.6          $1,173.4
Commercial Furnishings                     763.9             721.4
Aluminum Products                          484.5             441.1
Industrial Materials                       242.9             204.8
Specialized Products                       226.5             216.8
Unallocated assets                         348.2             204.0
Adjustment to period-end
  vs. average assets                        46.4              16.0
-------------------------------------------------------------------
                                           $3,274.0       $2,977.5
===================================================================

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

      The Company's financial position reflects management's capital policy guidelines. These guidelines are intended to ensure that corporate liquidity is adequate to support the Company's projected growth rate. Also, liquidity is necessary to finance the Company's ongoing operations in periods of economic downturn. In a normal operating environment, management intends to direct capital to ongoing operations, strategic acquisitions and other investments that provide opportunities for expansion and enhanced profitability.
      The expansion of capital resources - debt and equity - is planned to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. Such financial flexibility is considered more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

Total Capitalization

      The following table shows the Company's total capitalization at March 31, 2000 and December 31, 1999. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

   (Dollar amounts in millions)      March 31,        December 31,
                                        2000             1999
Long-term debt outstanding:
  Scheduled maturities               $  993.6          $  642.7
    Average interest rates                6.5%              6.7%
    Average maturities in years           5.2               5.5
  Revolving credit/commercial paper       0.0             144.7
----------------------------------------------------------------
    Total long-term debt                993.6             787.4
Deferred income taxes and other
   liabilities                          106.5             112.4
Shareholders' equity                  1,689.4           1,646.2
----------------------------------------------------------------
     Total capitalization            $2,789.5          $2,546.0
================================================================
Unused committed credit:
  Long-term                          $  227.5          $   52.8
  Short-term                            112.5              97.5
----------------------------------------------------------------
Total unused committed credit        $  340.0          $  150.3
================================================================
Cash and cash equivalents            $  111.4          $   20.6
================================================================

      Cash provided by operating activities was $74.0 million in the first quarter of 2000, compared to $64.6 million in the first quarter of 1999. The increase in cash provided by operating activities principally reflects earnings improvements.
     Long-term debt outstanding increased to $993.6 million at the end of the first quarter of 2000, while the Company's net debt-to-total-capital ratio was 32.9%, up from 30.4% at the end of 1999. As shown in the table above, obligations having scheduled maturities are the base "layer" of the Company's debt capital. At the end of the first quarter of 2000, these obligations consisted primarily of the Company's privately placed medium-term notes and tax-exempt industrial development bonds. In November 1999, the Company completed a $500 million shelf registration of debt. In February 2000, $350 million of 7.65% five-year notes were issued under the shelf registration. These notes were converted to variable rate notes under an interest rate swap agreement. The proceeds of the offering were used to pay down commercial paper, and to fund the Company's capital expenditures and acquisition activity.

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

Uses of Capital Resources

     The Company's internal investments to modernize and expand manufacturing capacity were $41.4 million in the first three months
of  2000.   The  Company  also invested $70.8 million  (net  of  cash
acquired) to acquire six businesses. In addition, the Company assumed $13.6 million of acquisition companies' debt.
     The Company repurchased approximately 1.1 million shares of its common stock for $19.3 million in cash during the first quarter of 2000. These purchases were made primarily for employee stock plans and to replace shares issued in purchase acquisitions. In February 2000, the Company's Board of Directors authorized management, at is discretion, to buy up to 2,000,000 shares of Leggett stock for use in
employee   benefit   plans.    The  authorization   is   continuously
replenished as shares acquired are reissued for these benefit  plans.
In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions accounted for as purchases.
      Cash dividends paid on the Company's common stock were $37.2 million during the first quarter of 2000. As a percent of earnings per share (diluted), cash dividends declared per share were 27.0% during the period.

Short-term Liquidity

     To gain additional flexibility in capital management and to improve the return on shareholders' equity, the Company continuously seeks efficient use of working capital. Working capital, including working capital from acquired companies, at the end of the first quarter was $987.3 million, up from $824.7 million at year-end. The higher level of working capital resulted principally from increased cash and cash equivalents due primarily to the Company's financing activity, and working capital of businesses acquired during the first quarter. There was no short-term bank debt outstanding at the end of either period.

Results of Operations

Discussion of Consolidated Results

      The Company achieved record 2000 first quarter sales and earnings. Sales increased to $1.04 billion (up 17.6%), net earnings increased to $73.8 million (up 11.6%), and earnings per diluted share increased to $.37 (up 12.1%) - all compared with the first quarter of 1999.
     This performance reflects ongoing benefits from the Company's active acquisition program. Approximately two-thirds of sales growth resulted from numerous acquisitions completed during the past year. Same location sales volume increased approximately 5% during the first quarter of 2000, as many operations continued to expand product offerings while improving customer service and sales. Residential Furnishings accounted for 40% of the increase in consolidated sales in the first quarter of 2000, while Commercial Furnishings accounted for 32%.
     During the first quarter of 2000, the Company acquired six businesses with annualized sales of approximately $112 million. The newly acquired companies have expanded annualized volume in the Company's segments as follows: Commercial Furnishings - $60 million; Industrial Materials - $20 million; Specialized Products - $18 million; Residential Furnishings - $14 million.

     Earnings growth in the first quarter of 2000 lagged sales growth, reflecting modestly lower profit margins. Net earnings were 7.1% of 2000 sales compared with 7.4% in the first quarter of 1999. Several factors, including inflation in costs for raw materials, lower than expected results in some of the Company's store fixture and display businesses, and higher interest expense, contributed to the decline in margins. To offset the impact of inflation in costs, the Company is implementing modest price increases expected to be fully effective before mid-year. In addition, the Company expects sales and earnings improvements in its store fixture and display operations as they move toward their strongest business in the third quarter. See below for a further discussion of the effect of seasonality on the Company's operations. Interest expense should continue to reflect the Company's higher debt levels.
      The following table shows various measures of earnings as a percentage of sales for the first quarter in both of the last two years. It also shows the effective income tax rate and the coverage of interest expense by pre-tax earnings plus interest.

                                                      Quarter Ended
                                                        March 31,
                                                    2000        1999
  Gross profit margin                              26.0%       26.2%
  EBIT (earnings before
    interest and taxes) margin                     12.5        12.8
  Net profit margin                                 7.1         7.4
  Effective income tax rate                        37.1        37.1
  Ratio of earnings to fixed charges                7.8x        9.9x

Seasonality

       The Company does not experience significant seasonality, however, quarter-to-quarter sales can vary to the total year by 1-2%. Management estimates that this 1-2% sales impact can have, at current average net margins and considering overhead absorption, an impact on quarter-to-quarter net earnings of approximately 5-10%, plus or minus. The timing of acquisitions in any year can distort the underlying
seasonality in  certain  of  the  Company's businesses.   For the
Company's businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are lower. Over the last three years, this small seasonality has become somewhat more pronounced, with the first and fourth quarters showing proportionately lower sales due to the growth of the store fixtures business of Commercial Furnishings.
      Residential Furnishings and Commercial Furnishings typically have their strongest sales in the second and third quarters. Commercial Furnishings particularly has heavy third quarter sales of its store fixture products, with the first and fourth quarters
significantly  lower.   Aluminum Products sales  are  proportionately
greater in the first two calendar quarters due to gas barbecue  grill
castings.   Industrial Materials sales peak in the third  and  fourth
quarters  from  wire  products used for baling  cotton.   Specialized
Products has relatively little quarter-to-quarter variation in sales, although the automotive business is somewhat heavier in the first two quarters of the year, and somewhat lower in the third quarter, due to model changeovers and plant shutdowns in the automobile industry during the summer.

Discussion of Segment Results

    A description of the products included in each segment, segment sales, segment EBIT and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.
    Residential Furnishings sales increased 13.3%, with same location growth of 4.2%. Numerous acquisitions accounted for the balance of sales growth. EBIT increased 19.9%. EBIT margin increased from 11.0% to 11.6% reflecting acquisitions along with volume increases and improved efficiencies in operations producing wood products and furniture hardware. These improvements were partially offset by increasing costs for raw materials in bedding operations. The Company expects to implement price adjustments during the second quarter of this year to compensate for the increased cost of raw materials.

    Commercial Furnishings sales increased 31.5%, due primarily to numerous acquisitions. In this seasonally slow quarter for store fixtures and display business, same location volume was down approximately 1%. This comparison primarily reflected the absence of some blocks of store fixture business obtained early in 1999, plus the impact of supplier disruptions at a fixture company acquired at the end of last year's second quarter. In addition, there was a large block of non-recurring store fixture and storage product sales during the first quarter of 1999 which had a positive effect on overhead absorption and margins last year. EBIT decreased 7.8%, and EBIT margins moved from 15.9% last year to 11.2%, as these factors more than offset improved performance in several existing and recently acquired operations.
      Aluminum Products sales increased 14.9% due to same location growth and improved aluminum market conditions. EBIT increased 37.2%, while EBIT margin improved from 8.5% last year to 10.2% this year, reflecting significantly better performance at two of the Company's die-casting facilities. In the Company's smelting operations, lower scrap costs and higher availability, as well as improved ingot demand, have resulted in increased production and improved overhead absorption.
      Industrial Materials sales increased 9%, with same location growth of 3%. Acquisitions accounted for the balance of the sales growth. EBIT increased 18.1%, and EBIT margins were up by 1.2%, to 15.3%. The majority of these improvements reflect the recovery of one of the Company's major wire producing mills, which experienced extensive fire damage and is now back on-line with additional capacity and more efficient production equipment. The Company has also added substantial capacity in another wire mill facility to meet internal needs and growing demand from trade customers.
      Specialized Products sales increased 18.8%, with same location growth of 8%. Acquisitions accounted for the balance of the sales growth. EBIT increased 30.1%, and EBIT margin improved from 14.1% last year to 15.5% this year, as both production efficiency and volume increased. The majority of the sales increase came from the acquisition of a major cable manufacturer, along with stronger shipments from the Company's automotive seat suspension plant and its machinery and equipment division.

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

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE

The Company has debt obligations sensitive to changes in interest rates. In the first quarter of 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in the second quarter of 1999, $14 of 6.90% fixed rate debt maturing in June 2004 was issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the first quarter of 2000 was 6.26% for the $350 and 6.30% for the $14. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the related debt period.
Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value of fixed rate debt was less than its carrying value by $20.2 and $11.2 at March 31, 2000 and December 31, 1999, respectively. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2000 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

EXCHANGE RATE

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at March 31, 2000 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure was $321.2 at March 31, 2000, as compared to $301.8 at December 31, 1999. The increase in translation exposure was due primarily to the Company's acquisition activity in Western Europe and increases in Canadian dollar exposure from the strengthening of this currency (versus the US dollar) and other factors.

COMMODITY PRICE

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $66 (at cost) in inventory at March 31, 2000. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (A)  Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

      Exhibit 27 - Financial Data Schedule

      Exhibit 99 - Power of Attorney (Ralph W. Clark)

 (B) 1. A report on Form 8-K was filed on February 2, 2000, presenting earnings data, unaudited results of operations and segment results for the fourth quarters and years ended December 31, 1999 and 1998. This information was released in connection with the Company's issuance in February 2000 of $350 million of 7.65% five-year public notes.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEGGETT & PLATT, INCORPORATED


DATE: May 8, 2000                  By: /s/ FELIX E. WRIGHT
                                       -------------------
                                       Felix E. Wright
                                       President and
                                       Chief Executive Officer


DATE: May 8, 2000                  By: /s/ MICHAEL A. GLAUBER
                                       ----------------------
                                       Michael A. Glauber
                                       Senior Vice President,
                                       Finance and Administration

                               EXHIBIT INDEX


Exhibit                                                          Page

12    Computation of Ratio of Earnings to Fixed Charges           18

27    Financial Data Schedule                                     19

99    Power of Attorney (Ralph W. Clark)                          20