Form 10-Q
period 2000-06-30
LEGGETT & PLATT INC
filed 2000-08-11
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   for the transition period from ____________ to ________________

              For Quarter Ended              Commission File
                                                 Number
                June 30, 2000                    1-7845


                    LEGGETT & PLATT, INCORPORATED
       (Exact name of registrant as specified in its charter)


               Missouri                            44-0324630
           (State or other           (I.R.S. Employer Identification No.)
           jurisdiction of
           incorporation or
            organization)


             No. 1 Leggett Road
             Carthage, Missouri                     64836
      (Address of principal executive             (Zip Code)
                  offices)


Registrant's telephone number, including area code     (417) 358-8131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No

    Common stock outstanding as of August 1, 2000:    196,579,920

                    PART I. FINANCIAL INFORMATION
           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                    ITEM 1. FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Unaudited)

(Amounts in millions)                       June 30,       December 31,
                                              2000            1999
CURRENT ASSETS
  Cash and cash equivalents                 $   17.7       $   20.6
  Accounts and notes receivable                693.4          572.7
  Allowance for doubtful accounts              (14.0)         (13.3)
  Inventories                                  676.9          605.8
  Other current assets                          71.8           70.4
--------------------------------------------------------------------
    Total current assets                     1,445.8        1,256.2

PROPERTY, PLANT & EQUIPMENT, NET               981.8          915.0

OTHER ASSETS
Excess cost of purchased companies over
  net assets acquired, less accumulated
  amortization of $77.5 in 2000 and $67.3
  in 1999                                      851.0          714.3
Other intangibles, less accumulated
  amortization of $35.1 in 2000 and $32.6
  in 1999                                       54.2           45.2
  Sundry                                        54.2           46.8
--------------------------------------------------------------------
    Total other assets                         959.4          806.3
--------------------------------------------------------------------
TOTAL ASSETS                                $3,387.0       $2,977.5
====================================================================

CURRENT LIABILITIES
  Accounts and notes payable                 $ 183.1        $ 146.1
  Accrued expenses                             227.0          194.2
  Other current liabilities                     87.4           91.2
--------------------------------------------------------------------
    Total current liabilities                  497.5          431.5

LONG-TERM DEBT                               1,031.5          787.4
OTHER LIABILITIES                               43.4           43.9
DEFERRED INCOME TAXES                           66.2           68.5
SHAREHOLDERS' EQUITY
  Common stock                                   2.0            2.0
  Additional contributed capital               425.0          424.8
  Retained earnings                          1,388.7        1,278.1
  Accumulated other comprehensive income       (28.7)         (18.9)
  Treasury stock                               (38.6)         (39.8)
--------------------------------------------------------------------
    Total shareholders' equity               1,748.4        1,646.2
--------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $3,387.0       $2,977.5
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

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                             (Unaudited)

(Amounts in millions, except per share data)

                              Six Months Ended       Three Months Ended
                                  June 30,                June 30,
                              2000        1999         2000       1999
Net Sales                   $2,139.2     $1,822.8     $1,095.6    $ 935.2
Cost of goods sold           1,579.2      1,337.0        807.1      681.8
-------------------------------------------------------------------------
Gross profit                   560.0        485.8        288.5      253.4

Selling, distribution and
  administrative expenses      277.1        233.5        143.1      120.8

Other deductions (income),net   15.5         14.1          8.4        8.0
--------------------------------------------------------------------------
 Earnings before interest
   and income taxes            267.4        238.2        137.0      124.6

Interest expense                32.2         19.4         17.6       10.0
Interest income                  2.7          1.4          1.2        0.5
--------------------------------------------------------------------------
Earnings before income taxes   237.9        220.2        120.6      115.1
Income taxes                    87.8         81.7         44.3       42.7
--------------------------------------------------------------------------
  NET EARNINGS               $ 150.1      $ 138.5      $  76.3    $  72.4
==========================================================================
Earnings Per Share
  Basic                      $  0.75      $  0.70      $  0.38    $  0.37
  Diluted                    $  0.75      $  0.69      $  0.38    $  0.36

Cash Dividends Declared
  Per Share                  $  0.20      $  0.18      $  0.10    $  0.09

Average Shares Outstanding
  Basic                        198.9        198.6        199.0      198.1
  Diluted                      200.5        201.2        200.6      200.9

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(Amounts in millions)                            Six Months Ended
                                                     June 30,
                                                2000           1999
OPERATING ACTIVITIES
Net Earnings                                    $ 150.1       $ 138.5
Adjustments to reconcile net earnings to net
cash provided by operating activities
  Depreciation                                     65.2          61.3
  Amortization                                     16.3          12.9
  Other                                             3.0           5.3
  Other changes, net of effects from
   purchase of companies
   (Increase) in accounts receivable, net         (56.6)        (33.5)
   (Increase) in inventories                      (27.9)         (6.7)
   (Increase) in other current assets              (3.3)         (0.2)
    Increase in current liabilities                41.5          37.3
----------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES        188.3         214.9

INVESTING ACTIVITIES
 Additions to property, plant and equipment       (81.5)        (77.0)
 Purchases of companies, net of cash acquired    (203.4)       (105.1)
 Other                                            (16.2)          6.7
-----------------------------------------------------------------------
 NET CASH USED FOR INVESTING ACTIVITIES          (301.1)       (175.4)

FINANCING ACTIVITIES
   Additions to debt                              392.0          45.8
   Payments on debt                              (203.1)        (43.4)
   Dividends paid                                 (57.0)        (51.0)
   Issuances of common stock                        2.3           1.8
   Purchases of common stock                      (25.4)        (63.1)
   Other                                            1.1           0.3
-----------------------------------------------------------------------
 NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                           109.9        (109.6)
-----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (2.9)        (70.1)
CASH AND CASH EQUIVALENTS - January 1,             20.6          83.5
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - June 30,            $  17.7       $  13.4
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

2.   INVENTORIES

  Inventories, about 50% of which are valued using the Last-in, First-out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

                                           June 30,       December 31,
                                             2000             1999
At First-In, First-Out (FIFO) cost
     Finished goods                          $ 345.3       $ 309.9
     Work in process                            71.2          63.2
     Raw materials and supplies                269.1         238.2
-------------------------------------------------------------------
                                               685.6         611.3
  Excess of FIFO cost over LIFO cost            (8.7)         (5.5)
-------------------------------------------------------------------
                                             $ 676.9       $ 605.8
===================================================================

3.   PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                           June 30,      December 31,
                                             2000            1999
Property, plant and equipment, at cost      $1,765.1      $1,628.7
  Less accumulated depreciation                783.3         713.7
--------------------------------------------------------------------
                                            $  981.8      $  915.0
====================================================================

4.   COMPREHENSIVE INCOME

  In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the six
  months ending June 30, 2000 and 1999, comprehensive income was $140.3 and $139.5, respectively.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)
5.   EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows:

                                Six Months Ended     Three Months Ended
                                    June 30,              June 30,
                                 2000      1999       2000       1999
Basic
  Weighted average shares
   outstanding, including
   shares issuable for
   little or no cash              198.9      198.6      199.0     198.1
========================================================================
   Net earnings                 $ 150.1    $ 138.5    $  76.3   $  72.4
========================================================================
   Earnings per share - basic   $   .75    $   .70    $   .38   $   .37
========================================================================

Diluted
  Weighted average shares
  outstanding, including
  shares issuable for
  little or no cash               198.9      198.6      199.0     198.1

  Additional dilutive shares
  principally from the
  assumed exercise of
  outstanding stock options         1.6        2.6        1.6       2.8
------------------------------------------------------------------------
                                  200.5      201.2      200.6     200.9
========================================================================
  Net earnings                 $  150.1    $ 138.5    $  76.3   $  72.4
========================================================================
  Earnings per share-diluted   $    .75    $   .69    $   .38   $   .36
========================================================================

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

         LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

7.   SEGMENT INFORMATION

  Reportable   segments  are  primarily  based  upon  the   Company's
  management organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Furnishings derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems, and lumbar supports for automotive, office and residential applications.

  A summary of segment results for the six months ended June 30, 2000 and 1999 and the quarters ended June 30, 2000 and 1999 are shown in the following tables:

                                              Inter-
                                  External    Segment     Total
                                   Sales       Sales      Sales      EBIT
Six Months ended June 30, 2000
   Residential Furnishings        $ 1,076.3   $  4.9   $ 1,081.2   $ 127.3
   Commercial Furnishings             462.8      3.7       466.5      53.2
   Aluminum Products                  301.6      8.3       309.9      29.8
   Industrial Materials               159.6    108.7       268.3      42.2
   Specialized Products               138.9     25.4       164.3      24.7
   Intersegment eliminations            -        -           -        (6.5)
   Change in LIFO reserve               -        -           -        (3.3)
----------------------------------------------------------------------------
                                  $ 2,139.2   $151.0   $ 2,290.2   $ 267.4
============================================================================

Six Months ended June 30, 1999

   Residential Furnishings        $   950.7   $  5.0    $  955.7   $ 104.7
   Commercial Furnishings             340.4      1.6       342.0      57.2
   Aluminum Products                  282.5      8.5       291.0      27.8
   Industrial Materials               135.8    105.6       241.4      35.2
   Specialized Products               113.4     22.8       136.2      16.4
   Intersegment eliminations            -        -           -        (3.3)
   Change in LIFO reserve               -        -           -          .2
----------------------------------------------------------------------------
                                  $ 1,822.8   $143.5    $1,966.3   $ 238.2
============================================================================

          LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

  7. SEGMENT INFORMATION (continued)

                                            Inter-
                                External    Segment      Total
                                 Sales       Sales       Sales      EBIT
Quarter ended June 30, 2000
  Residential Furnishings      $  544.0    $  2.7      $  546.7   $  65.3
   Commercial Furnishings         253.0       2.0         255.0      29.6
   Aluminum Products              142.6       4.4         147.0      13.2
   Industrial Materials            82.8      53.5         136.3      22.0
   Specialized Products            73.2      12.8          86.0      12.6
   Intersegment eliminations        -         -             -        (3.8)
   Change in LIFO reserve           -         -             -        (1.9)
---------------------------------------------------------------------------
                               $1,095.6    $ 75.4      $1,171.0   $ 137.0
===========================================================================

Quarter ended June 30, 1999
  Residential Furnishings      $  481.3    $  2.7      $  484.0   $  53.0
   Commercial Furnishings         180.4        .8         181.2      31.6
   Aluminum Products              144.9       4.3         149.2      15.7
   Industrial Materials            69.8      50.5         120.3      18.1
   Specialized Products            58.8      11.5          70.3       7.1
   Intersegment eliminations        -         -             -         (.9)
   Change in LIFO reserve           -         -             -          -
---------------------------------------------------------------------------
                               $  935.2    $ 69.8      $1,005.0   $ 124.6
===========================================================================

Asset information for the Company's segments at June 30, 2000 and December 31, 1999 is shown in the following table:

                                         June 30,      December 31,
                                           2000            1999
Assets
Residential Furnishings                 $ 1,186.1        $ 1,173.4
Commercial Furnishings                      871.9            721.4
Aluminum Products                           494.1            441.1
Industrial Materials                        236.8            204.8
Specialized Products                        348.1            216.8
Unallocated assets                          268.6            204.0
Adjustment to period-end
  vs. agerage assets                        (18.6)            16.0
--------------------------------------------------------------------
                                        $ 3,387.0        $ 2,977.5
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

Total Capitalization

      The following table shows the Company's total capitalization at June 30, 2000 and December 31, 1999. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

   (Dollar amounts in millions)       June 30,      December 31,
                                        2000            1999
Long-term debt outstanding:
   Scheduled maturities              $   991.5      $    642.7
      Average interest rates               6.7%            6.7%
      Average maturities in years          5.0             5.5
   Revolving credit/commercial paper      40.0           144.7
----------------------------------------------------------------
      Total long-term debt             1,031.5           787.4
   Deferred income taxes and other
    liabilities                          109.6           112.4
   Shareholders' equity                1,748.4         1,646.2
----------------------------------------------------------------
       Total capitalization           $2,889.5        $2,546.0
================================================================
Unused committed credit:
      Long-term                       $  187.5        $   52.8
      Short-term                         112.5            97.5
----------------------------------------------------------------
   Total unused committed credit      $  300.0        $  150.3
================================================================
   Cash and cash equivalents          $   17.7        $   20.6
================================================================

      Cash provided by operating activities was $188.3 million in the first six months of 2000, compared to $214.9 million in the first six months of 1999. The decrease in cash provided by operating activities principally reflects an increase in working capital levels due to increases in accounts receivable and inventories, partially offset by increased earnings.

     Long-term debt outstanding increased to $1,031.5 million at June 30, 2000, while the Company's net debt-to-total-capital ratio was
35.3%, up from 30.4% at the end of 1999. As shown in the table above, obligations having scheduled maturities are the base "layer" of the Company's debt capital. At June 30, 2000, these obligations consisted primarily of the Company's medium-term notes and tax-exempt industrial development bonds. In November 1999, the Company completed a $500 million shelf registration of debt. In February 2000, $350 million of 7.65% five-year notes were issued under the shelf registration. These notes were converted to variable rate notes under an interest rate swap agreement. The proceeds of the offering were used to pay down commercial paper, and to fund the Company's capital expenditures and acquisition activity.
     The second "layer" of the Company's debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments.

Uses of Capital Resources

     The Company's internal investments to modernize and expand manufacturing capacity were $81.5 million in the first six months of 2000. The Company invested $203.4 million (net of cash acquired) to acquire thirteen businesses and issued 266,438 shares or share equivalents at a value of $5.3 million for acquisitions. In addition, the Company assumed $115.9 million of acquisition companies' debt and other liabilities.
     The Company repurchased approximately 1.4 million shares of its common stock for $25.4 million in cash during the first six months of 2000. These purchases were made primarily for employee stock plans and to replace shares issued in purchase acquisitions. In February 2000, the Company's Board of Directors authorized management, at its discretion, to buy up to 2,000,000 shares of Leggett stock for use in employee benefit plans. The authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions accounted for as purchases.
      Cash dividends paid on the Company's common stock were $57.0 million during the first six months of 2000. As a percent of earnings per share (diluted), cash dividends declared per share were 26.7% during the period.

Short-term Liquidity

     To gain additional flexibility in capital management and to improve the return on shareholders' equity, the Company continuously seeks efficient use of working capital. Working capital, including working capital from acquired companies, at June 30, 2000 was $948.3 million, up from $824.7 million at year-end. The higher level of working capital resulted principally from the working capital of businesses acquired during the first six months of 2000. There was no short-term bank debt outstanding at the end of either period.

Results of Operations

Discussion of Consolidated Results

      The Company achieved record sales and earnings for the second quarter of 2000. Sales increased to $1.1 billion (up 17.2%), and earnings per diluted share increased to $.38 (up 5.6%) - both compared with the second quarter of 1999.
      Results for the first half of 2000 also increased to new highs. Sales were $2.1 billion (up 17.4%) and earnings were $.75 per diluted share (up 8.7%) - both compared with the first half of last year.

      This performance reflects ongoing benefits from the Company's active acquisition program. Approximately three-fourths of sales growth for the second quarter and first six months of 2000 resulted from acquisitions completed over the past year. Same location sales volume increased approximately 3% in the second quarter and 4% in the first six months of 2000, as many operations achieved excellent improvements. Commercial Furnishings accounted for almost half of the increase in consolidated sales in the second quarter of 2000, while Residential Furnishings accounted for 40%.
      During the second quarter of 2000, the Company acquired seven businesses with annualized sales of approximately $255 million. The newly acquired companies have expanded annualized volume in the Company's segments as follows: Specialized Products - $125 million; Commercial Furnishings - $105 million; Residential Furnishings - $15 million; Aluminum Products - $10 million.
     Earnings growth in the second quarter of 2000 lagged sales growth, reflecting disappointing performance in some of the Company's store fixture and display businesses and in aluminum operations. Net earnings were 7.0% of second quarter 2000 sales compared with 7.7% in the second quarter of 1999. Approximately half of the net margin decline is attributable to a single store fixtures operation that was acquired by the Company approximately one year ago. Approximately 40% of the margin decrease was due to an increase in interest expense. As a percent of sales, interest expense (before tax) increased from 1.0% to 1.5% this year. Long-term debt grew from $612 million one year ago, to $1.03 billion at the end of the second quarter of 2000.
     The Company expects sales and earnings improvements in its store fixture and display operations as they move toward their strongest business in the third quarter. See below for a further discussion of the effect of seasonality on the Company's operations. Interest expense should continue to reflect the Company's higher debt levels.
      The following table shows various measures of earnings as a percentage of sales for the second quarter in both of the last two years. It also shows the effective income tax rate and the ratio of earnings to fixed charges.

                               Six Months Ended        Quarter Ended
                                   June 30,               June 30,
                                 2000      1999       2000        1999
Gross profit margin            26.2%      26.7%     26.3%       26.7%
EBIT (earnings before
 interest and taxes) margin    12.5       13.1      12.5        13.3
Net profit margin               7.0        7.6       7.0         7.7
Effective income tax rate      36.9       37.1      36.7        37.1
Ratio of earnings
 to fixed charges               7.3x      10.2x      6.9x       10.3x

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

Second Quarter Discussion

    Residential Furnishings sales increased 13.0%, with same location growth of 4.5%. Numerous acquisitions accounted for the balance of sales growth. EBIT increased 23.2%. EBIT margin increased from 11.0% to 11.9%, reflecting acquisitions and improved efficiencies in operations producing furniture components. These improvements were partially offset by increasing costs in bedding operations, where steel rod and wire are the predominant raw materials. Prices for rod began increasing in the first quarter, driving up overall manufacturing costs. The Company has completed the process of passing these higher costs through to customers to compensate for the increased cost of raw materials.
    Commercial Furnishings sales increased 40.7%, due almost entirely to numerous acquisitions. Same location volume was up fractionally as increased sales of components for office and contract furniture and plastic components more than offset lower volume in some operations producing store fixtures, displays and storage products. EBIT declined 6.3%, and EBIT margins moved from 17.4% last year to 11.6% this year as a result of additional operational problems at a store fixture and design firm acquired at the end of last year's second quarter. This operation experienced persistent supplier disruptions and higher costs. The Company is taking steps to correct these problems. Another factor negatively affecting margins during the period is the seasonal nature of the fixtures business discussed previously.
    The Company expects annual margins in the Commercial Furnishings segment to be lower than last year, due to the changing mix of businesses within the segment. As the Company acquires fixtures businesses, though they are profitable ventures, segment margins are expected to be lower than in previous years, but still somewhat higher than the corporate average, as the Company continues to implement its strategy of becoming a "one stop" supplier.
      Aluminum Products sales declined 1.5%, and EBIT declined 15.9%. EBIT margin decreased from 10.5% last year to 9.0% this year, reflecting inefficiencies at some of the Company's die casting facilities during the quarter. Abnormally high rejects and maintenance costs caused short-term margin depression at some plants. The Company has also experienced lower than expected demand for aluminum die castings, especially for gas barbecue grills, negatively affecting overhead absorption.
      Industrial Materials sales increased 13.3%, with same location growth of 6.7%. Acquisitions accounted for the balance of the sales growth. EBIT increased 21.5%, and EBIT margins were up from 15.0% last year to 16.1% this year. The majority of these improvements reflect the recovery of one of the Company's major wire producing mills, which experienced extensive fire damage in 1998 and negatively affected operations during 1999.
      Specialized Products sales increased 22.3%, with same location growth of 4.5%. Acquisitions accounted for the balance of the sales growth. EBIT increased 77.5%, and EBIT margin improved from 10.1% last year to 14.7% this year, as both production efficiency and volume increased. Sales of specialized machinery have been strong, resulting in margin improvement. In addition, one of the Company's automotive seat suspension operations completed a move to new facilities, and is returning to more-typical efficiencies.

Six Month Discussion

    Residential Furnishings sales increased 13.1%, with same location growth of 4.4%. Numerous acquisitions accounted for the balance of the growth. EBIT increased 21.6%. EBIT margin increased from 11.0% to 11.8%, reflecting acquisitions and improved efficiencies, primarily in operations producing furniture components.
    Commercial Furnishings sales increased 36.4%, due to numerous acquisitions. Same location sales were down fractionally from stronger than usual 1999 sales of store fixtures and displays. EBIT declined 7.0%, and EBIT margins moved from 16.7% last year to 11.4% this year, primarily because a store fixture and design firm acquired at the end of last year's second quarter experienced persistent supplier disruptions and higher costs, which more than offset improved performance in operations producing components for office and contract furniture and plastic components
     Aluminum Products sales increased 6.5% due to first quarter same location growth and improved aluminum market conditions. EBIT increased 7.2% and EBIT margin remained at 9.6%, reflecting increased first quarter efficiencies on higher production and increased sales of dies and die castings for non-automotive applications.
      Industrial Materials sales increased 11.1%, with same location growth of 4.8%. Acquisitions accounted for the balance of the sales growth. EBIT increased 19.9%, and EBIT margins were up from 14.6% last year to 15.7% this year, reflecting increased efficiencies on higher production and acquisitions
      Specialized Products sales increased 20.6%, with same location growth of 6.2%. Acquisitions accounted for the balance of the sales growth. EBIT increased 50.6%, and EBIT margin improved from 12.0% last year to 15.0% this year, reflecting acquisitions, increased sales of specialized machinery with higher margins, and improved efficiencies.

Forward-Looking Statements

     This report and other public reports or statements made from time to time by the Company or its management may contain "forward-looking" statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as "anticipate," "believe," "estimate," "expect," or the like.
     Readers are cautioned that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. In addition, readers should keep in mind that, because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments that might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, the Company does not have and does not undertake any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

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

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE

The Company has debt obligations sensitive to changes in interest rates. In the first quarter of 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in the second quarter of 1999, $14 of 6.90% fixed rate debt maturing in June 2004 was issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the second quarter of 2000 was 6.89% for the $350 and 6.59% for the $14. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the related debt period. Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value of fixed rate debt was less than its carrying value by $21.2 and $11.2 at June 30, 2000 and December 31, 1999, respectively. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2000 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

EXCHANGE RATE

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at June 30, 2000 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure was $362.9 at June 30, 2000, as compared to $301.8 at December 31, 1999. The increase in translation exposure was due primarily to the Company's acquisition activity in Canada, Western Europe and Mexico, and other factors.

COMMODITY PRICE

The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $67 (at cost) in inventory at June 30, 2000. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During  the second quarter of 2000 the Company issued 90,873 shares of  its common stock and equity securities convertible into 175,565 shares of its common stock in transactions which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. The common stock was issued on June 22, 2000 in connection with the acquisition of Southern Bedding, Inc. from its shareholders. The equity securities convertible into the Company's common stock were issued on May 8, 2000 in connection with the acquisition of Schukra Manufacturing, Inc., an Ontario corporation, from its shareholders.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 3, 2000. Matters voted upon were (1) election of directors, and (2) proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's Independent Auditors for the Fiscal Year ending December 31, 2000.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1.   Election of Directors

        DIRECTOR                   FOR                     WITHHELD
Raymond F. Bentele             161,434,317                2,638,888
Ralph W. Clark                 160,363,718                3,709,487
Harry M. Cornell, Jr.          161,332,351                2,740,854
Robert Ted Enloe III           161,421,395                2,651,810
Richard T. Fisher              161,443,555                2,629,650
Bob L. Gaddy                   161,329,012                2,744,193
David S. Haffner               161,254,875                2,818,330
Thomas A. Hays                 161,413,035                2,660,170
Robert A. Jefferies, Jr.       161,444,158                2,629,047
Alexander M. Levine            161,323,361                2,749,844
Duane W. Potter                161,333,913                2,739,292
Maurice E. Purnell, Jr.        158,945,147                5,128,058
Alice L. Walton                147,250,553                16,822,652
Felix E. Wright                151,781,457                12,291,748

2.   Ratification of Independent Auditors

          FOR                    AGAINST                   ABSTAIN

      163,456,380                147,557                   469,268


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

                                        LEGGETT & PLATT, INCORPORATED

DATE: August 11, 2000                  By: /s/ FELIX E. WRIGHT
                                           ------------------------
                                             Felix E. Wright
                                             President and
                                             Chief Executive Officer


DATE: August 11, 2000                  By: /s/ MICHAEL A. GLAUBER
                                           -------------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                               EXHIBIT INDEX


Exhibit                                                         Page

12    Computation of Ratio of Earnings to Fixed Charges          19

27     Financial Data Schedule                                   20