Form 10-Q
period 2000-09-30
LEGGETT & PLATT INC
filed 2000-11-13
CIK 58492

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

                                 OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   for the transition period from ____________ to ________________

              For Quarter Ended              Commission File
                                                 Number
             September 30, 2000                  1-7845


                    LEGGETT & PLATT, INCORPORATED
       (Exact name of registrant as specified in its charter)


               Missouri                            44-0324630
           (State or other              (I.R.S. Employer Identification
           jurisdiction of                            No.)
           incorporation or
            organization)


             No. 1 Leggett Road
             Carthage, Missouri                     64836
      (Address of principal executive             (Zip Code)
                  offices)


Registrant's telephone number, including area code     (417) 358-8131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X        No

    Common stock outstanding as of November 1, 2000:  196,149,592

                    PART I. FINANCIAL INFORMATION
           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                    ITEM 1. FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Unaudited)

(Amounts in millions)                      September 30,   December 31,
                                               2000           1999
CURRENT ASSETS
  Cash and cash equivalents                 $   23.8       $   20.6
  Accounts and notes receivable                727.6          572.7
  Allowance for doubtful accounts              (16.0)         (13.3)
  Inventories                                  655.4          605.8
  Other current assets                          68.8           70.4
--------------------------------------------------------------------
    Total current assets                     1,459.6        1,256.2

PROPERTY, PLANT & EQUIPMENT, NET               990.3          915.0

OTHER ASSETS
Excess cost of purchased companies over
  net assets acquired, less accumulated
  amortization of $83.3 in 2000 and $67.3
  in 1999                                      857.6          714.3
Other intangibles, less accumulated
  amortization of $37.0 in 2000 and $32.6
  in 1999                                       53.3           45.2
  Sundry                                        53.5           46.8
--------------------------------------------------------------------
    Total other assets                         964.4          806.3
--------------------------------------------------------------------
TOTAL ASSETS                                $3,414.3       $2,977.5
====================================================================

CURRENT LIABILITIES
  Accounts and notes payable                $  192.7       $  146.1
  Accrued expenses                             229.8          194.2
  Other current liabilities                     79.4           91.2
--------------------------------------------------------------------
    Total current liabilities                  501.9          431.5

LONG-TERM DEBT                               1,010.4          787.4
OTHER LIABILITIES                               43.5           43.9
DEFERRED INCOME TAXES                           67.5           68.5

SHAREHOLDERS' EQUITY
  Common stock                                   2.0            2.0
  Additional contributed capital               422.3          424.8
  Retained earnings                          1,435.7        1,278.1
  Accumulated other comprehensive income       (34.8)         (18.9)
  Treasury stock                               (34.2)         (39.8)
    Total shareholders' equity               1,791.0        1,646.2
--------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $3,414.3       $2,977.5
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

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                             (Unaudited)

(Amounts in millions, except per share data)

                              Nine Months Ended       Three Months Ended
                                September 30,            September 30,
                               2000        1999         2000       1999
Net sales                    $3,268.8    $2,813.9      $1,129.6    $ 991.1
Cost of goods sold            2,424.7     2,058.2         845.5      721.2
---------------------------------------------------------------------------
Gross profit                    844.1       755.7         284.1      269.9

Selling, distribution and
  administrative expenses       422.2       362.4         145.1      128.9

Other deductions (income), net   28.4        20.4          12.9        6.3
---------------------------------------------------------------------------
Earnings before interest
  and income taxes              393.5       372.9         126.1      134.7

Interest expense                 49.4        30.5          17.2       11.1
Interest income                   3.0         1.8           0.3        0.4
---------------------------------------------------------------------------
Earnings before income taxes    347.1       344.2         109.2      124.0
Income taxes                    128.1       128.0          40.3       46.3
---------------------------------------------------------------------------
  NET EARNINGS               $  219.0    $  216.2      $   68.9   $   77.7
===========================================================================

Earnings Per Share
  Basic                      $   1.10    $   1.09      $   0.35   $   0.39
  Diluted                    $   1.09    $   1.08      $   0.34   $   0.39

Cash Dividends Declared
  Per Share                  $   0.31    $   0.27      $   0.11   $   0.09

Average Shares Outstanding
  Basic                         199.0       198.5         199.3      198.2
  Diluted                       200.5       201.1         200.7      200.9

See accompanying notes to consolidated condensed financial statements.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

(Amounts in millions)                            Nine Months Ended
                                                   September 30,
                                                  2000           1999
OPERATING ACTIVITIES
Net Earnings                                     $ 219.0       $ 216.2
Adjustments to reconcile net earnings to net
cash provided by operating activities
  Depreciation                                     101.5          89.3
  Amortization                                      25.3          20.6
  Other                                             13.4          (2.7)
  Other changes, net of effects from
     purchase of companies
    (Increase) in accounts receivable, net         (83.9)        (53.4)
    (Increase) in inventories                       (6.3)        (19.1)
    (Increase) in other current assets              (5.4)         (2.4)
    Increase in current liabilities                 48.0          47.2
-----------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES      311.6         295.7

INVESTING ACTIVITIES
  Additions to property, plant and equipment      (124.7)       (113.4)
  Purchases of companies, net of cash acquired    (223.9)       (233.0)
  Other                                            (15.7)          4.9
-----------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES        (364.3)       (341.5)

FINANCING ACTIVITIES
   Additions to debt                               396.1         209.3
   Payments on debt                               (228.7)        (83.9)
   Dividends paid                                  (78.6)        (68.9)
   Issuances of common stock                         3.0           3.1
   Purchases of common stock                       (32.9)        (78.6)
   Other                                            (3.0)          3.1
-----------------------------------------------------------------------
       NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES                      55.9         (15.9)
-----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     3.2         (61.7)
CASH AND CASH EQUIVALENTS - January 1,              20.6          83.5
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - September 30,        $  23.8       $  21.8
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

2.   INVENTORIES

  Inventories, about 50% of which are valued using the Last-in, First-out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

                                        September 30,    December 31,
                                            2000            1999
At First-In, First-Out (FIFO) cost
   Finished goods                          $ 312.2        $ 309.9
   Work in process                            87.4           63.2
   Raw materials and supplies                266.1          238.2
------------------------------------------------------------------
                                             665.7          611.3
   Excess of FIFO cost over LIFO cost        (10.3)          (5.5)
------------------------------------------------------------------
                                           $ 655.4        $ 605.8
==================================================================

3.   PROPERTY, PLANT & EQUIPMENT

  Property, plant and equipment comprised the following:

<CATION>

                                         September 30,     December 31,
                                             2000             1999
Property, plant and equipment, at cost     $1,785.8         $1,628.7
 Less accumulated depreciation                795.5            713.7
---------------------------------------------------------------------
                                           $  990.3         $  915.0
=====================================================================

4.   COMPREHENSIVE INCOME

  In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the nine months ending September 30, 2000 and 1999, comprehensive income was $203.1 and $222.5, respectively.

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)
5.   EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows:

                                Nine Months Ended     Three Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000       1999
Basic
  Weighted average shares
    outstanding, including
    shares issuable for
    little or no cash              199.0     198.5     199.3       198.2
=========================================================================
    Net earnings                 $ 219.0   $ 216.2    $ 68.9     $  77.7
=========================================================================
    Earnings per share - basic   $  1.10   $  1.09    $  .35     $   .39
=========================================================================

Diluted
  Weighted average shares
   outstanding, including
   shares issuable for
   little or no cash               199.0     198.5     199.3       198.2

  Additional dilutive shares
   principally from the
   assumed exercise of
   outstanding stock options         1.5       2.6       1.4         2.7
-------------------------------------------------------------------------
                                   200.5     201.1     200.7       200.9
=========================================================================
  Net earnings                   $ 219.0   $ 216.2   $  68.9     $  77.7
=========================================================================
  Earnings per share - diluted   $  1.09   $  1.08   $   .34     $   .39
=========================================================================

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

           LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

7.   SEGMENT INFORMATION

  Reportable   segments  are  primarily  based  upon  the   Company's
  management organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Furnishings derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments that derive their revenues from
  machinery,    manufacturing    equipment,    automotive     seating
  suspensions, control cable systems, and lumbar supports for automotive, office and residential applications.

  A summary of segment results for the nine months ended September 30, 2000 and 1999 and the quarters ended September 30, 2000 and 1999 are shown in the following tables:

                                              Inter-
                                  External    Segment      Total
                                    Sales      Sales       Sales    EBIT (1)
Nine Months ended Sept. 30, 2000
 Residential Furnishings          $1,628.8    $  7.5     $1,636.3    $184.8
 Commercial Furnishings              757.3       5.1        762.4      93.7
 Aluminum Products                   413.5      12.2        425.7      29.8
 Industrial Materials                241.9     161.9        403.8      60.1
 Specialized Products                227.3      36.6        263.9      35.1
 Intersegment eliminations             -         -            -        (5.2)
 Change in LIFO reserve                -         -            -        (4.8)
----------------------------------------------------------------------------
                                  $3,268.8    $223.3     $3,492.1    $393.5
============================================================================

(1) Excluding   plant  closure  charges,  EBIT  is   $185.7   for
      Residential Furnishings and $31.7 for Aluminum Products.

Nine Months ended Sept. 30, 1999
 Residential Furnishings          $1,460.9     $7.5      $1,468.4    $166.2
 Commercial Furnishings              570.8      2.3         573.1      95.8
 Aluminum Products                   401.6     12.3         413.9      38.5
 Industrial Materials                208.6    155.6         364.2      53.6
 Specialized Products                172.0     32.4         204.4      22.6
 Intersegment eliminations             -        -             -        (3.4)
 Change in LIFO reserve                -        -             -         (.4)
----------------------------------------------------------------------------
                                  $2,813.9   $210.1      $3,024.0    $372.9
============================================================================

         LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             (Unaudited)

  7. SEGMENT INFORMATION (continued)

                                            Inter-
                                External   Segment      Total
                                 Sales      Sales       Sales     EBIT (1)
Quarter ended September 30, 2000
 Residential Furnishings          $552.5   $  2.6    $  555.1    $  57.5
 Commercial Furnishings            294.5      1.4       295.9       40.5
 Aluminum Products                 111.9      3.9       115.8        0.0
 Industrial Materials               82.3     53.2       135.5       17.9
 Specialized Products               88.4     11.2        99.6       10.4
 Intersegment eliminations           -        -           -          1.3
 Change in LIFO reserve              -        -           -         (1.5)
--------------------------------------------------------------------------
                                $1,129.6   $ 72.3    $1,201.9    $ 126.1
==========================================================================

(1) Excluding plant closure charges, EBIT is $58.4 for Residential
     Furnishings and $1.9 for Aluminum Products.

Quarter ended September 30, 1999

 Residential Furnishings        $510.2      $ 2.5     $  512.7    $  61.5
 Commercial Furnishings          230.4         .7        231.1       38.6
 Aluminum Products               119.1        3.8        122.9       10.7
 Industrial Materials             72.8       50.0        122.8       18.4
 Specialized Products             58.6        9.6         68.2        6.2
 Intersegment eliminations         -          -            -          (.1)
 Change in LIFO reserve            -          -            -          (.6)
--------------------------------------------------------------------------
                                $991.1      $66.6     $1,057.7    $ 134.7
==========================================================================

  Asset information for the Company's segments at September 30, 2000 and December 31, 1999 is shown in the following table:

                                          September 30,    December 31,
                                              2000            1999
   Assets
   Residential Furnishings                 $1,198.6       $1,173.4
   Commercial Furnishings                     905.5          721.4
   Aluminum Products                          485.5          441.1
   Industrial Materials                       236.7          204.8
   Specialized Products                       339.7          216.8
   Unallocated assets                         227.6          204.0
   Adjustment to period-end
     vs. average assets                        20.7           16.0
--------------------------------------------------------------------
                                           $3,414.3       $2,977.5
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

Total Capitalization

      The following table shows the Company's total capitalization at September 30, 2000 and December 31, 1999. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

   (Dollar amounts in millions)      September 30,     December 31,
                                         2000              1999
   Long-term debt outstanding:
     Scheduled maturities             $  991.9       $   642.7
        Average interest rates             6.8%            6.7%
        Average maturities in years        4.9             5.5
     Revolving credit/commercial paper    18.5           144.7
----------------------------------------------------------------
         Total long-term debt          1,010.4           787.4
   Deferred income taxes and other
    liabilities                          111.0           112.4
   Shareholders' equity                1,791.0         1,646.2
----------------------------------------------------------------
         Total capitalization         $2,912.4        $2,546.0
================================================================

   Unused committed credit:
        Long-term                     $  196.5        $   52.8
        Short-term                       112.5            97.5
----------------------------------------------------------------
   Total unused committed credit      $  309.0        $  150.3
================================================================
   Cash and cash equivalents          $   23.8        $   20.6
================================================================

      Cash provided by operating activities was $311.6 million in the first nine months of 2000, compared to $295.7 million in the first nine months of 1999. The increase in cash provided by operating activities principally reflects an increase in depreciation, amortization and other non-cash expenses, partially offset by increased working capital levels.
     Long-term debt outstanding increased to $1,010.4 million, and was 34.7% of total capitalization at September 30, 2000, up from 30.9% at the end of 1999. As shown in the table above, obligations having scheduled maturities are the base "layer" of the Company's debt capital. At September 30, 2000, these obligations consisted primarily of the Company's medium-term notes and tax-exempt industrial development bonds. In November 1999, the Company completed a $500 million shelf registration of debt. In February

2000, $350 million of 7.65% five-year notes were issued under the shelf registration. These notes were converted to variable rate notes under an interest rate swap agreement. The proceeds of the offering were used to pay down commercial paper, and to fund the Company's capital expenditures and acquisition activity.
     The second "layer" of the Company's debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments.

Uses of Capital Resources

     The Company's internal investments to modernize and expand manufacturing capacity were $124.7 million in the first nine months of 2000. The Company invested $223.9 million (net of cash acquired) to acquire seventeen businesses and issued 266,438 shares or share equivalents at a value of $5.3 million for acquisitions. In addition, the Company assumed $120.6 million of acquisition companies' debt and other liabilities.
     The Company repurchased approximately 1.8 million shares of its common stock for $32.9 million in cash during the first nine months of 2000. These purchases were made primarily for employee stock plans and to replace shares issued in purchase acquisitions. The
Board of Directors, in February 2000, authorized management, at its discretion, to buy up to 2,000,000 shares of Leggett stock for use in employee benefit plans. This authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions accounted for as purchases. At the end of the third quarter 2000, the Company's Board of Directors authorized management, at its discretion, to buy up to an additional 10,000,000 shares of Leggett stock as part of the Company's performance improvement plan. Under that authorization, the Company has, since October 1, 2000 repurchased an additional 860,000 shares.
      Cash dividends paid on the Company's common stock were $78.6 million during the first nine months of 2000. As a percent of earnings per share (diluted), cash dividends declared per share were 28.4% during the period.

Short-term Liquidity

     To gain additional flexibility in capital management and to improve the return on shareholders' equity, the Company continuously seeks efficient use of working capital. Working capital, including working capital from acquired companies, at September 30, 2000 was $957.7 million, up from $824.7 million at year-end. The higher level of working capital resulted principally from the working capital of businesses acquired during the first nine months of 2000. There was no short-term bank debt outstanding at the end of either period.

Results of Operations

Discussion of Consolidated Results

      The Company's third quarter earnings per diluted share were $.34, down 12.8% from last year's third quarter earnings of $.39 per diluted share. Sales for the quarter were a record $1.13 billion, an increase of 14% compared with the third quarter of 1999. Through the first nine months of 2000, sales grew to $3.27 billion (up 16.2%) and earnings per diluted share were $1.09, up from $1.08 in the first nine months of 1999.

     The 14% sales growth for the third quarter of 2000 resulted from acquisitions completed over the past year. Commercial Furnishings accounted for approximately 46% of the increase in consolidated sales in the third quarter of 2000, while Residential Furnishings accounted for 30%. Same location sales were approximately flat with last year's third quarter, reflecting a decline in Aluminum segment sales. Same location sales growth was 2.4% for the first nine months of 2000.
      During the third quarter, the Company acquired four businesses with annualized sales of approximately $40 million. The newly acquired companies have expanded annualized volume in the Company's segments as follows: Residential Furnishings - $26 million; Commercial Furnishings - $11 million; Specialized Products - $3 million.
     Earnings in the third quarter of 2000 were down, reflecting softening demand as well as lower than expected performance in the Company's Aluminum Products segment and some parts of the Residential and Commercial Furnishings segments. Net earnings were 6.1% of third quarter 2000 sales compared with 7.8% in the third quarter of 1999. Most of the net margin decline is attributable to lower than expected performance in the Aluminum and Commercial Furnishings segments. In addition, higher interest expense accounts for approximately 15% of the net margin decline.
     At the end of the quarter, the Company announced a four-point tactical plan aimed at improving performance, margins and shareholder return. The primary objective is to fix problems in under-performing businesses. Operations that cannot be fixed will be consolidated, closed or sold. In addition, the Company will reduce acquisitions and capital spending in operational areas that are under- performing. The Company also intends to use cash flow made available through these reductions to repurchase Leggett stock. The Company expects to be on this tactical course for at least three or four quarters, and possibly longer. Once performance improves, the Company expects to return to its traditional level of acquisition activity. The Company's strategic, long-term growth plans remain unchanged.
      The following table shows various measures of earnings as a percentage of sales for the third quarter in both of the last two years. It also shows the effective income tax rate and the ratio of earnings to fixed charges.

                                 Nine Months Ended        Quarter Ended
                                   September 30,          September 30,
                                  2000        1999       2000        1999
  Gross profit margin            25.8%        26.9%      25.2%     27.2%
  EBIT (earnings before
   Interest and
    taxes) margin                12.0         13.3       11.2      13.6
  Net profit margin               6.7          7.7        6.1       7.8
  Effective income tax rate      36.9         37.2       36.9      37.3
  Ratio of earnings
   to fixed charges               7.0x        10.2x       6.5x     10.3x

Seasonality

       The Company does not experience significant seasonality, however, quarter-to-quarter sales can vary to the total year by 1-2%. Management estimates that this 1-2% sales impact can have, at current average net margins and considering overhead absorption, an impact on quarter-to-quarter net earnings of approximately 5-10%, plus or minus. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of the Company's businesses. For the Company's businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are lower. Over the last three years, this small seasonality has become somewhat more pronounced, with the first and fourth quarters showing proportionately lower sales due to the growth of the store fixtures business of Commercial Furnishings.

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

Third Quarter Discussion

    Residential Furnishings sales increased 8.3%, with same location growth of 2.4%. EBIT decreased 6.5%. EBIT margin decreased from
12.0% to 10.4%, due in part to efforts to reduce finished goods inventory resulting in lower production, which consequently reduced overhead absorption and efficiencies. In addition, sales were lower than anticipated, attributable to weakening of growth trends primarily in the furniture side of the business. Excluding plant closure charges of $0.9, EBIT declined 5.0%, while EBIT margin was 10.5%.
    Commercial Furnishings sales increased 28.0%, due entirely to numerous acquisitions. Same location volume was down 2.3%, as some customers for store fixture, display, and storage products delayed purchases; this more than offset continued strengths in markets for office and contract furnishings components. EBIT increased 4.9%, and EBIT margins declined from 16.7% to 13.7%. Reduced margins reflected the changing mix of business, lower than anticipated demand due to some customers postponing purchases, and integration inefficiencies at some fixture and display operations acquired over the last two years.
      Aluminum Products sales declined 5.8% and same location sales were down 8.1%. EBIT margin decreased from 8.7% to breakeven. Delays in orders of gas barbecue grill castings as the Company's customers retool for new models, and reduced die cast component sales reflect weak market demand for a variety of consumer and industrial products. In addition, the absence of some automotive business the Company purged over the last year has not completely been replaced with alternative products. EBIT decreased significantly due to reduced volumes, decreased efficiencies, depressed market prices for secondary aluminum, and higher natural gas costs. Excluding plant closure charges of $1.9, EBIT margin declined by 1.6% for the third quarter of 2000.
      Industrial Materials sales increased 10.3%, with same location growth of 4.3%. EBIT declined 2.7%, and EBIT margins were down from 15.0% to 13.2%, reflecting higher raw materials costs, primarily for steel rod and flat rolled steel used to make wire and welded tubing.
      Specialized Products sales increased 46.0%, due primarily to a single acquisition completed in the second quarter of 2000. Same location sales declined 2.2%. EBIT increased 67.7%, and EBIT margin improved from 9.1% to 10.4%, as both production efficiency and volume increased.

Nine Month Discussion

    Residential Furnishings sales increased 11.4%, with same location growth of 3.7%. Numerous acquisitions accounted for the balance of the growth. EBIT increased 11.2%, in line with the sales increase.
    Commercial  Furnishings sales increased  33.0%  due  to  numerous acquisitions. Same location sales were down 1.2%. EBIT declined 2.2%, and EBIT margins moved from 16.7% last year to 12.3% this year, in large part because a store fixture and design firm acquired at the end of last year's second quarter experienced, in the first half of this year, persistent supplier disruptions and higher costs, which more than offset improved performance in operations producing components for office and contract furniture and plastic components
      Aluminum Products sales increased 2.9%, with same location growth of 2.2%. EBIT decreased 22.6%, and EBIT margin declined from 9.3% to 7.0%, as significantly reduced volume and margins in the third quarter more than offset improved first quarter performance.
      Industrial Materials sales increased 10.9%, with same location growth of 4.6%. Acquisitions accounted for the balance of the sales growth. EBIT increased 12.1%, and EBIT margin improved from 14.7% to 14.9%, reflecting increased efficiencies on higher production and acquisitions
      Specialized Products sales increased 29.1%, with same location growth of 3.4%. Acquisitions accounted for the balance of the sales growth. EBIT increased 55.3%, and EBIT margin improved from 11.1% to 13.3%, reflecting acquisitions, increased sales of specialized machinery with higher margins, and improved efficiencies.

Forward-Looking Statements

     This report and other public reports or statements made from time to time by the Company or its management may contain "forward-looking" statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as "anticipate," "believe," "estimate," "expect," or the like.
     Readers are cautioned that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. In addition, readers should keep in mind that, because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments that might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, the Company does not have and does not undertake any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.
  It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: the Company's ability to improve operations and realize cost savings, future growth of acquired companies, competitive and general economic and market conditions and risks, such as the rate of economic growth in the United States, inflation, government regulation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products, etc.; and factors which could impact costs, including but not limited to the availability and pricing of raw materials, the availability of labor and wage rates, and fuel and energy costs.

ITEM 3.  DISCLOSURES ABOUT MARKET RISK

(Unaudited)
(Amounts in millions)

INTEREST RATE

The Company has debt obligations sensitive to changes in interest rates. In the first quarter of 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in the second quarter of 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the third quarter of 2000 was 6.85% for the $350 and 7.08% for the $14. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the related debt period. Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value of fixed rate debt was less than its carrying value by $27.2 and $11.2 at September 30, 2000 and December 31, 1999, respectively. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2000 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

EXCHANGE RATE

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at September 30, 2000 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure was $373.7 at September 30, 2000, as compared to $301.8 at December 31, 1999. The increase in translation exposure was due primarily to the Company's acquisition activity in Canada, Western Europe and Mexico.

COMMODITY PRICE

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $67 (at cost) in inventory at September 30, 2000. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

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

                                        LEGGETT & PLATT, INCORPORATED



DATE: November 10, 2000                  By: /s/ FELIX E. WRIGHT
                                             --------------------
                                             Felix E. Wright
                                             President and
                                             Chief Executive Officer


DATE: November 10, 2000                  By: /s/ MICHAEL A. GLAUBER
                                             -----------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                               EXHIBIT INDEX


Exhibit                                                        Page

12    Computation of Ratio of Earnings to Fixed Charges          18

27     Financial Data Schedule                                   19