Form 10-K405
period 2000-12-31
LEGGETT & PLATT INC
filed 2001-03-29
CIK 58492

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

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,327,728,221 on March 14, 2001.

   There were 196,519,866 shares of the Registrant's common stock outstanding as of March 14, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 9, 2001, are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

   The Company is a diversified manufacturer of a wide range of engineered products. It was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the development of steel coil bedsprings. The Company today serves markets for:

  . Residential Furnishings--components for bedding, furniture and other furnishings, as well as related consumer products.

  . Commercial Furnishings--retail store fixtures, displays, storage and material handling systems, components for office and institutional furnishings and plastic components.

  . Aluminum Products--die castings, custom tooling and dies, machining, coating and other value added processes and smelting of aluminum ingot.

  . Industrial Materials--drawn steel wire, specialty wire products and welded steel tubing.

  . Specialized Products--automotive seating suspension, control cable systems, and lumbar supports for automotive, office and residential applications, and specialized machinery and manufacturing equipment.

   The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

   General Development of Business. The Company acquired twenty-one businesses during the year ended December 31, 2000 representing annualized sales of approximately $450 million. These acquired businesses expanded annualized sales within the Company's business segments as follows: Residential Furnishings--$75 million, Commercial Furnishings--$175 million, Aluminum Products--$10 million, Industrial Materials--$45 million and Specialized Products--$145 million.

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

   The Company also manufactures or distributes finished residential furnishings. These finished products include bed frames, daybeds, headboards, adjustable electric beds, fashion beds, carpet underlay and non-slip coated fabrics.

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

   Finished commercial furnishings include point-of-purchase displays, store fixtures and shelving, racking, counters and carts used to store and handle materials and utility vehicle rack systems. Point-of-purchase displays and store fixtures, made of wood, metal, wire and plastics, are used by a wide range of customers, including manufacturers, distributors and retailers of branded consumer products. The Company has the ability to provide custom designed full store fixture packages as well as standardized shelving used by large retailers, grocery stores, discount chains and the like. Commercial storage products provide for the efficient storage, organization and handling of materials used in food service, health care and other applications. Customers for these storage products include retailers, restaurants, light industrial, and many other diverse businesses.

   Commercial furnishings components include chair controls (devices which allow office chairs to be adjusted to height, tilt and swivel), chair bases, columns, backrests, casters and other components used by customers that manufacture office, institutional and other commercial furnishings. The Company also produces plastic components for commercial furnishings customers as well as customers that make lawn care products, power tools, and other consumer or commercial products.

   Aluminum Products. The Company die casts aluminum components for use in a number of different industries primarily for non-automotive applications. Some zinc and magnesium die castings are also produced.

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

   The Company also manufactures and refurbishes dies (also known as molds or tools) for all types and sizes of die casting machines. These complementary products are sold to customers that buy the Company's die castings and to others. The Company also provides extensive secondary machining, coating, sub-assembly and other value-added services.

   In addition, the Company operates an aluminum smelting plant where aluminum ingot is produced from aluminum scrap. Some of this aluminum is used by the Company's die casting operations and the balance is sold to unaffiliated customers. In late 2000, the Company sold one plant which produced other forms of aluminum raw materials from scrap.

   Industrial Materials. The Company produces drawn steel wire and welded steel tubing as well as specialty wire products. Drawn wire and welded steel tubing are important raw materials used widely in manufacturing the Company's products. For example, wire is used to make bedding and furniture components, commercial furnishings, automotive seating components and other products. Welded steel tubing is used in many of the same types of products, including furniture actuation mechanisms, store fixtures, displays, shelving and storage products and finished residential furnishings.

   In addition to supplying the Company's needs for important materials, the Company sells drawn wire and welded steel tubing to a diverse group of industrial customers such as manufacturers of lawn and garden equipment, recreational equipment, mechanical springs, automotive interiors and other products.

   Specialty wire products using wire drawn by the Company include wire ties that secure cotton bales and solid waste materials. Customers for these products include cotton gins, textile companies, recyclers and solid waste removal businesses. The Company also manufactures and sells tying heads of various types which customers use to tie wire.

   Specialized Products. Two smaller business units are engaged in manufacturing specialized products. One concentrates on manufacturing components primarily for automotive interior applications. The other business unit designs, builds and sells specialized machinery and equipment. In the automotive area the Company manufactures seating suspension, lumbar support and control cable systems. Subcontractors to automobile manufacturers as well as the manufacturers themselves are the primary customers for these products. In the machinery area the Company manufactures highly automated quilting machines for fabrics used to cover mattresses and in other home furnishings applications, coilers used to fabricate springs of various types, industrial sewing machines and other equipment designed primarily for the assembly of bedding, including material handling systems and other products for factory automation. While manufacturers of bedding are the primary customers for the Company's machinery, the Company also designs and produces some of these specialized products for its own use.

   The Company's products are sold and distributed primarily through its own sales personnel.

   Reference is made to Note J of the Notes to Consolidated Financial Statements for further information concerning sales of each of the Company's business segments.

   Foreign Operations. The majority of the Company's international operations are in Canada and primarily manufacture commercial furnishings and components for the Company's residential furnishings customers and lumbar supports primarily for the automotive industry. The Company's other international operations are primarily located in Europe and Mexico and involve (i) the sale of machinery and equipment designed to manufacture innersprings and other bedding related components, (ii) aluminum die casting, and (iii) the production of seating components, lumbar support products, commercial furnishings and bedding components. In 2000, the Company added facilities in Austria, Canada, Croatia, France, Germany, Mexico, Spain, Switzerland and the United Kingdom.

   Reference is made to Note J of the Notes to Consolidated Financial Statements for further information concerning the Company's operations outside of the United States.

   Raw Materials. The Company uses a variety of raw materials in manufacturing its products. Some of the Company's most important raw materials include steel rod, from which steel wire is drawn, woven and nonwoven fabrics, aluminum ingot, aluminum scrap, angle iron, coil and sheet steel, dimension lumber, textile scrap, foam chemicals, foam scrap, and plastic resin. Substantially all of the Company's requirements for steel wire, an important material in many of the Company's products, are supplied by Company-owned wire drawing mills. Examples of products produced using steel wire include residential furnishings such as innersprings and box springs, commercial furnishings such as displays, shelving and racks and automotive seating systems. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, welded steel tubing, textile fibers, dimension lumber and aluminum ingot from scrap aluminum. Numerous supply sources for the raw materials used by the Company are available. The Company did not experience any significant shortages of raw materials during the past year.

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

   Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at many of its other facilities. The Company is unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in several different areas. However, the Company believes the cost of research and development was approximately $19 million in 2000, $17 million in 1999 and $12 million in 1998.

   Employees. The Company has approximately 34,000 employees of whom approximately 26,000 are engaged in production. Approximately 29% of the Company's production employees are represented by labor unions. The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 2000. Management is not aware of any circumstances which are likely to result in a material work stoppage related to the negotiations of any contracts expiring during 2001.

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

   Seasonality. The Company's business is not significantly seasonal. For further information, see the discussion of "Seasonality" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 11.

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

Item 2. Properties.

   The Company's most important physical properties are its manufacturing plants. Facilities manufacturing, assembling or distributing residential furnishings products are located in over thirty states as well as Canada, Europe, Asia, Australia, Brazil and Mexico. Commercial furnishings manufacturing plants and distribution facilities are located in nineteen states, Canada, Mexico and the United Kingdom. The Aluminum Products segment has die casting facilities in nine states and Mexico, die and tooling production facilities in Alabama, Minnesota and Missouri and a smelting operation in Alabama. Industrial Materials are produced at six wire drawing mills and three welded steel tubing plants and are manufactured in fifteen states, Canada and the United Kingdom. Specialized products and machinery are produced in facilities in the United States, Canada, Mexico, Argentina, China and Europe.

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

                                              Price Range    Volume of
                                            ---------------   Shares    Dividend
                                             High     Low     Traded    Declared
                                            ------- ------- ----------- --------
2000
  Fourth Quarter........................... $19.563 $14.625  25,216,000   $.11
  Third Quarter............................  19.875  14.188  27,634,000    .11
  Second Quarter...........................  22.563  15.063  34,440,000    .10
  First Quarter............................  21.813  15.250  34,425,000    .10
                                            ------- ------- -----------   ----
  For the Year............................. $22.563 $14.188 121,715,000   $.42
                                            ======= ======= ===========   ====
1999
  Fourth Quarter........................... $24.188 $18.625  40,107,000   $.09
  Third Quarter............................  28.000  19.438  19,910,000    .09
  Second Quarter...........................  28.313  19.438  21,907,600    .09
  First Quarter............................  22.688  19.063  26,443,700    .09
                                            ------- ------- -----------   ----
  For the Year............................. $28.313 $18.625 108,368,300   $.36
                                            ======= ======= ===========   ====

--------
   Price and volume data reflect composite transactions and prices as reported daily. The Company was added to the S&P 500 Index in the fourth quarter of 1999 accounting for unusually high volume.

   The Company had 17,107 shareholders of record on March 14, 2001.

Item 6. Selected Financial Data.

                                     2000     1999     1998     1997     1996
                                   -------- -------- -------- -------- --------
                                     (Dollar amounts in millions, except per
                                                   share data)
Summary of Operations
  Net sales....................... $4,276.3 $3,779.0 $3,370.4 $2,909.2 $2,466.2
  Earnings from continuing
   operations.....................    264.1    290.5    248.0    208.3    153.0
  Earnings per share from
   continuing operations
    Basic.........................     1.33     1.46     1.25     1.09      .84
    Diluted.......................     1.32     1.45     1.24     1.08      .83
  Cash dividends declared per
   share..........................      .42      .36     .315      .27      .23
                                   ======== ======== ======== ======== ========
Summary of Financial Position
  Total assets.................... $3,373.2 $2,977.5 $2,535.3 $2,106.3 $1,712.9
  Long-term debt..................    988.4    787.4    574.1    466.2    388.5
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

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                       (Dollar amounts in
                                                           millions)
Long-term debt outstanding:
  Scheduled maturities............................ $  988.4  $  642.7  $  574.1
    Average interest rates........................      6.8%      6.7%      6.6%
    Average maturities in years...................      4.8       5.5       6.2
  Revolving credit/commercial paper...............      --      144.7       --
                                                   --------  --------  --------
      Total long-term debt........................    988.4     787.4     574.1
Deferred income taxes and other liabilities.......    114.4     112.4     123.0
Shareholders' equity..............................  1,793.8   1,646.2   1,436.8
                                                   --------  --------  --------
      Total capitalization........................ $2,896.6  $2,546.0  $2,133.9
                                                   ========  ========  ========
Unused committed credit:
  Long-term....................................... $  215.0  $   52.8  $  217.5
  Short-term......................................    112.5      97.5      82.5
                                                   --------  --------  --------
Total unused committed credit..................... $  327.5  $  150.3  $  300.0
                                                   ========  ========  ========
Cash and cash equivalents......................... $   37.3  $   20.6  $   83.5
                                                   ========  ========  ========

   Cash provided by operating activities was $440.8 million, $370.8 million and $354.9 million for 2000, 1999 and 1998, respectively, or a three year total of $1,166.5 million. The increase in cash provided by operating activities during 2000 compared to the prior year principally reflects an increase in EBITDA (earnings before interest, taxes, depreciation and amortization), a reduction in current tax expense and a smaller increase in working capital (excluding acquisitions), partially offset by higher interest costs. During 1999, the increase in cash provided by operating activities principally reflected earnings improvements, offset somewhat by higher working capital requirements.

   Long-term debt outstanding was 34.1%, 30.9% and 26.9% of total capitalization at the end of 2000, 1999 and 1998, respectively. As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company's debt capital. At the end of 2000, these obligations consisted primarily of the Company's privately placed medium-term notes and tax-exempt industrial development bonds. In February 2000, $350 million of 7.65% five-year notes were issued under a $500 million shelf registration completed in November 1999. These notes were converted to variable rate notes under an interest rate swap agreement. The proceeds of the offering were used to pay down commercial paper and to fund the Company's capital expenditures and acquisition activity.

   In the second and third quarters of 1999, the Company issued a total of $104 million in medium-term notes, the proceeds of which were used to repay maturing notes and for acquisitions. In the first and second quarters of 1998, the Company issued a total of $176 million in medium-term notes. Proceeds from the notes were used to repay commercial paper outstanding and to provide financing for acquisitions. A portion of the proceeds were temporarily held in cash and cash equivalents at December 31, 1998.

   The secondary source of the Company's debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. To further facilitate the issuance of debt capital, the Company has in effect a $500 million shelf registration of debt. The current shelf registration restored to $500 million the original amount of a shelf registration previously completed in November 1999. At the end of 2000, the Company had no commercial paper outstanding. Additional details of long-term debt, including scheduled maturities, revolving credit and commercial paper are discussed in Note E of the Notes to Consolidated Financial Statements.

 Uses of Capital Resources

   The Company's internal investments to modernize and expand manufacturing capacity totaled $476.4 million in the last three years. In 2001, management anticipates internal investments will approximate $150 million, down from the nearly $170 million spent in 2000. During the last three years, the Company employed $659.5 million in cash (net of cash acquired) and issued 4.2 million shares of common stock in acquisitions. During 2000, twenty-one businesses were acquired for $252.3 million in cash (net of cash acquired) and 268,791 shares or share equivalents. In addition, the Company assumed $123.4 million of acquisition companies' debt and other liabilities. Of the twenty-one 2000 acquisitions, eight were made in Residential Furnishings, six in Commercial Furnishings, one in Aluminum Products, two in Industrial Materials and four in Specialized Products. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. Additions, by segment, to property, plant and equipment and purchases of long-lived assets are shown in Note J of the Notes to Consolidated Financial Statements.

   Company purchases of its common stock (net of issuances) totaled $49.2 million in 2000, $77.5 million in 1999, and $8.5 million in 1998. These purchases were made primarily for employee stock plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. The Board of Directors annually authorizes management, at its discretion, to buy up to 2,000,000 shares of Leggett stock for use in employee benefit plans. This authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions accounted for as purchases.

   At the end of the third quarter 2000, the Board of Directors authorized management to buy up to an additional 10,000,000 shares of Leggett stock as part of the Company's performance improvement plan also announced at that time. No specific schedule of purchases has been established under this authorization. The amount and timing of any purchases will depend on availability of cash, economic and market conditions, acquisition activity and other factors.

   Cash dividends on the Company's common stock in the last three years totaled $207.6 million. Over this three-year period, cash dividends per share have increased at a 15.9% compounded annual rate. As a percent of earnings per share (diluted), cash dividends per share were 31.8% in 2000, 24.8% in 1999 and 25.4% in 1998.

   Future commitments under lease obligations are described in Note F and contingencies are discussed in Note K of the Notes to Consolidated Financial Statements.

 Short-term Liquidity

   Working capital, excluding cash and acquisitions, increased over the prior year by $30.8 million, $96.1 million and $56.9 million for the years 2000, 1999 and 1998, respectively. During the three-year period, the Company also assumed a total of $143.2 million in working capital through acquisitions. During the last half of 2000, the Company concentrated on reducing working capital levels. Due to the softening in market demand discussed below under "Results of Operations", the desired reduction in inventory has not yet been achieved. The increase in working capital during 1999 and 1998 was due in large part to increased same location sales volume, with some inventory build-up at the end of 1999 due to anticipation of higher prices for certain key raw materials. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by timing of the Company's acquisitions.

                                                          2000   1999   1998
                                                          ----   ----   ----
      Working capital turnover (excluding cash and cash
       equivalents)......................................  5.0x   5.2x   5.5x
      Trade receivables turnover.........................  7.2    7.3    7.2
      Inventory turnover.................................  5.0    5.1    5.4

   Receivables turnover in the Aluminum Products segment is lower than in the other segments due principally to the seasonal nature of its gas barbecue grill business. Also, aluminum commitments to certain customers result in carrying higher levels of inventory than the Company's other segments. Recent acquisitions concentrated in the Commercial Furnishings and Specialized Products segments also contributed to reductions in working capital turnover and inventory turnover due to increased production time and extended delivery schedules in these businesses.

Results of Operations

 Discussion of Consolidated Results

   The results of operations during the last three years reflect various elements of the Company's long-term growth strategy, along with general economic trends and the specific market conditions. The Company's growth strategy continues to include internal initiatives and acquisitions which provide for increased market penetration and operating efficiencies and broader product lines. With a continuing emphasis on the development of new and improved products and advancements in production technologies, the Company is able to consistently offer high quality products, competitively priced.

   For the years 2000, 1999 and 1998, sales increased 13.2%, 12.1% and 15.9%, respectively, while same location sales increased .2%, 2.9% and 3.8% for the same periods. Same location sales growth primarily reflected increases in unit volumes. Internal growth during 2000 was negatively impacted by reduced market demand across all segments, particularly in the last half of the year. Selling prices in 2000 for certain products include some recovery of higher raw material costs. Trends in the general economy were very favorable during 1999 and 1998, which had a positive impact on unit volume, although 1999 was also impacted by lower selling prices for certain products. Residential Furnishings accounted for 36.1% of the 2000 increase in consolidated sales and Commercial Furnishings accounted for 41.3% of the increase. In 1999, Residential Furnishings accounted for 41.4% of the consolidated sales increase over 1998 and Commercial Furnishings accounted for 37.9% of the increase.

   The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate and the ratio of earnings to fixed charges.

                                                               2000  1999  1998
                                                               ----  ----  ----
      Gross profit margin..................................... 25.4% 27.0% 25.9%
      EBIT (Earnings before interest and taxes) margin........ 11.2  13.3  12.7
      Net profit margin.......................................  6.2   7.7   7.4
      Effective income tax rate............................... 36.9  37.2  37.3
      Ratio of earnings to fixed charges......................  6.4x  9.8x  9.6x

   The Company's gross profit margin declined during 2000 after improvements in each of the previous two years. The decline in 2000 primarily reflected weakened demand in all of the Company's business segments, as well as lower than expected performance in the Company's Aluminum Products segment and some parts of the Residential and Commercial Furnishings segments. Production cutbacks, plant closure costs and a supplier disruption at a single plant contributed to reduced plant utilization and lower overhead absorption, which significantly impacted profit and EBIT margins. Margins were also reduced by increased medical expenses and higher energy costs. Higher interest expense during 2000 contributed to the decline in net margin. The lower effective tax rate in 2000 primarily reflects a reduction in foreign statutory rates.

   The Company has begun implementation of its tactical plan announced at the end of the third quarter 2000, aimed at improving performance, margins and shareholder return. The primary objective of the tactical plan is to fix problems in underperforming businesses. Operations that cannot be fixed will be consolidated, closed or sold. In addition, the Company is reducing acquisitions and capital spending in operational areas that are under-performing. The Company expects to continue this tactical course for several quarters and possibly longer, as conditions warrant. Once performance improves, the Company expects to return to its traditional level of acquisition activity. The Company's strategic, long-term growth plans remain unchanged.

   The increase in gross profit margin in 1999 reflected several favorable factors. These included continued increases in production efficiencies, increased sales of products with above average margins, lower material costs and better manufacturing overhead absorption. The EBIT margin also increased due to these factors, offset somewhat by higher operating costs as a percentage of sales. The higher operating expenses as a percentage of sales, which include some amount of fixed administrative and other costs, was impacted by the effect on sales of lower selling prices in certain product lines and higher operating costs in acquired companies as a percentage of sales.

 Seasonality

   The percent of consolidated net sales by quarter, excluding the impact of acquisitions, is as follows for the last three years:

                                                            2000   1999   1998
                                                            -----  -----  -----
      First Quarter........................................  24.7%  23.9%  23.6%
      Second Quarter.......................................  25.4   25.6   25.1
      Third Quarter........................................  26.1   25.7   25.9
      Fourth Quarter.......................................  23.8   24.8   25.4
                                                            -----  -----  -----
      Year................................................. 100.0% 100.0% 100.0%
                                                            =====  =====  =====

   The Company does not experience significant seasonality, however, as indicated in the above table, quarter-to-quarter sales can vary in proportion to the total year by 1-2%. Management estimates that this 1-2% sales impact can have, at current average net margins and considering overhead absorption, an approximately 5-10% plus or minus impact on quarter-to-quarter earnings. The timing of acquisitions and economic factors (e.g. the fourth quarter of 2000) in any year can distort the underlying seasonality in certain of the Company's businesses. For the Company's businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are lower. This small seasonality has become somewhat more pronounced, with the fourth quarter particularly showing proportionately lower sales due to the growth of the store fixtures business of Commercial Furnishings.

   Residential Furnishings and Commercial Furnishings typically have their strongest sales in the second and third quarters. Commercial Furnishings particularly has heavy third quarter sales of its store fixtures products, with the first and fourth quarters generally lower. Aluminum Products sales are proportionately greater in the first two calendar quarters due to gas barbecue grill castings. Industrial Materials sales peak in the third and fourth quarters from wire products used for baling cotton. Specialized Products has relatively little quarter-to-quarter variation in sales, although the automotive business is somewhat heavier in the first two quarters of the year, and somewhat lower in the third quarter, due to model changeovers and plant shutdowns in the automobile industry during the summer.

 Discussion of Segment Results

   A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note J of the Notes to Consolidated Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

                                                               2000  1999  1998
                                                               ----  ----  ----
      Residential Furnishings................................. 10.5% 11.2% 11.1%
      Commercial Furnishings.................................. 11.2  16.2  17.8
      Aluminum Products.......................................  6.7   9.6   6.3
      Industrial Materials.................................... 13.8  14.5  11.2
      Specialized Products.................................... 12.5  12.1  11.6

   Residential Furnishings sales increased 9.2% in 2000, with same location growth of 2.4%. Numerous acquisitions accounted for the balance of the growth. EBIT increased 2.0%, with strong volume and efficiency gains in the first half of the year offset by softening industry demand, efforts to reduce finished goods inventory which resulted in lower production, and reduced overhead absorption and efficiency starting in the third quarter. For 1999, Residential Furnishings sales were up 9.6%, principally from acquisitions, although volume growth was also a significant factor. The growth in sales was negatively impacted by declining selling prices in certain product lines. EBIT increased 10.8% in 1999 versus 1998, and EBIT margin increased slightly as higher volume improved operating efficiencies and raw material costs were lower.

   Commercial Furnishings sales increased 26.7% in 2000 due to numerous acquisitions. Same location sales were down 3.0% for the period, as some customers for store fixture, display, and storage products reduced purchases. EBIT declined 13.0% in 2000 due to demand shortfalls, reduced margins attributable to the changing mix of businesses, plant inefficiencies and a supplier disruption at a store fixture and design firm acquired in 1999. Plant restructuring costs and integration benefits from acquisitions that have not been fully realized also had a negative impact on EBIT margins. In 1999, Commercial Furnishings sales increased 25.0% over the prior year due primarily to acquisition activity. EBIT in 1999 improved 14.2% over 1998, but EBIT margin declined due to product mix, lower volume in certain product lines and the fact that the Company had not yet fully realized the integration benefits of the substantial acquisition activity in this segment.

   Aluminum Products sales decreased .5% in 2000. Same location sales declined 1.6%, and were partially offset by one acquisition. Starting in the second quarter, reduced die cast component sales reflected weak market demand for a variety of consumer and industrial products, including castings for barbecue grills, diesel truck engine components, small gasoline engines, outdoor lighting and electrical products. EBIT decreased 30.6%, reflecting significantly reduced production in the second half of the year, plant under utilization, higher natural gas costs, smelting losses, and plant closure costs. In 1999, Aluminum Product sales increased 5.9%, principally from improved operations. This improvement was moderated by declining aluminum prices. EBIT increased 61.3% and EBIT margin improved from gains in operating efficiency and a shift to higher margin products at certain die cast facilities.

   Industrial Materials sales in 2000 increased 8.4%, with same location growth of 2.5%. Acquisitions accounted for the balance of the sales growth. EBIT improved 3.7% in 2000, however, EBIT margins were down reflecting higher raw materials costs, primarily for steel rod and flat rolled steel used to make wire and welded steel tubing, and production inefficiencies. In 1999, Industrial Materials sales were 4.7% higher than 1998, principally reflecting acquisition related sales. The sales improvement was lower than unit volume gains as selling prices declined for drawn wire. EBIT improved 35.1% in 1999 and EBIT margin was better reflecting lower raw material prices and improved operating efficiencies.

   Specialized Product sales increased 32.2% in 2000 due to acquisitions. Same location sales declined .3%. EBIT increased 36.1%, reflecting acquisitions, increased sales of specialized machinery with higher margins, and improved efficiencies. In 1999, Specialized Products sales increased 14.3%, due primarily to acquisitions. EBIT improved 19.2%, reflecting acquisition growth and higher automotive sales. EBIT margin was up somewhat from improved efficiencies and acquisitions.

New Financial Accounting Standards Board Statements

   During 1998, the Financial Accounting Standards Board (FASB) issued a new accounting standard on "Accounting for Derivative Instruments and Hedging Activities" (FASB No. 133). In June 2000, the FASB issued Statement No. 138, which deferred implementation of FASB No. 133, which will become effective for the Company beginning January 1, 2001. FASB No. 133 will not have a major effect on the Company's financial statements since the Company has not engaged in significant hedging or other activities involving derivative instruments in the past.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rate

   The table below provides information about the Company's debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes. However, during 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of

6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio, and are included as variable rate debt in the table below. Substantially all of the debt shown in the table below is denominated in United States dollars (U.S.$). The fair value of fixed rate debt was not significantly different from its carrying value as of December 31, 2000, and was less than its carrying value by $11.2 at December 31, 1999. The fair value of the fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 2000 and 1999 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

                                  Scheduled Maturity Date
                         -----------------------------------------------
Long-term debt as of
December 31              2001   2002    2003    2004   2005   Thereafter  2000    1999
--------------------     -----  -----  ------  ------  -----  ---------- ------  ------
Principal fixed rate
 debt................... $50.0* $75.0  $114.5  $100.0  $25.0    $191.7   $556.2  $571.2
  Average interest rate.  7.22%  7.18%   6.27%   6.98%  7.00%     6.67%    6.78%   6.75%
Principal variable rate
 debt...................    .5    3.4     2.3    14.5  350.5      31.5    402.7   193.4
  Average interest rate.  4.09%  4.82%   4.76%   6.98%  6.85%     4.93%    6.67%   5.85%
Miscellaneous debt......                                                   35.4    26.6
                                                                         ------  ------
    Total debt..........                                                  994.3   791.2
  Less: current
   maturities*..........                                                   (5.9)   (3.8)
                                                                         ------  ------
  Total long-term debt..                                                 $988.4  $787.4
                                                                         ======  ======

--------
  *The 2001 scheduled maturity is not included in current maturities, as the Company intends to refinance this note on a long-term basis either through reissuance or unused credit available under its revolving credit agreements.

Exchange Rate

   The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any transactions is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 2000 was approximately $8.3 (pay U.S. $/receive Mexican Pesos) and the highest amount during 2000 was approximately $65.8 (pay U.S. $/receive Canadian Dollars).

   The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure at December 31 is as follows:

      Functional Currency                                           2000   1999
      -------------------                                          ------ ------
      Canadian Dollar............................................. $186.7 $154.7
      European Currencies.........................................  131.7   99.0
      Mexican Peso................................................   44.4   38.1
      Other.......................................................   12.7   10.0
                                                                   ------ ------
                                                                   $375.5 $301.8
                                                                   ====== ======

Commodity Price

   The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $50 and $73 (at cost) in inventory at December 31, 2000 and 1999, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Reference is made to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001, said sections being incorporated by reference, for a description of the directors of the Company.

   The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally elected annually by the Board of Directors at the Meeting of Shareholders.

      Name                Age                     Position
      ----                --- ------------------------------------------------
      Harry M. Cornell,    72 Chairman of the Board
       Jr.
      Felix E. Wright      65 Vice Chairman of the Board, President and Chief
                              Executive Officer
      David S. Haffner     48 Executive Vice President and Chief Operating
                              Officer-- President, Commercial Furnishings and
                              Specialized Products Segments
      Jack D. Crusa        46 Senior Vice President--President, Industrial
                              Materials Segment/President, Automotive Group
      Bob L. Gaddy         60 Senior Vice President--Chairman and Chief
                              Executive Officer, Aluminum Products Segment
      Karl G. Glassman     42 Senior Vice President--President, Residential
                              Furnishings Segment
      Michael A. Glauber   57 Senior Vice President--Finance and
                              Administration (Principal Financial Officer)
      Robert G. Griffin    49 Senior Vice President--President, Fixture and
                              Display Group
      Robert A.            59 Senior Vice President--Mergers, Acquisitions and
       Jefferies, Jr.         Strategic Planning
      Ernest C. Jett       55 Vice President--General Counsel and Secretary
      Allan J. Ross        54 Vice President, Accounting (Principal Accounting
                              Officer)
      Robert A. Wagner     50 Vice President--Mergers, Acquisitions and
                              Strategic Planning

   Subject to the employment agreements and severance benefit agreements listed as Exhibits to this Report, officers serve at the pleasure of the Board of Directors.

   Harry M. Cornell, Jr. has served as Chairman of the Company's Board of Directors since 1982. He has served the Company in various capacities since 1950, including service as Chief Executive Officer from 1960 until 1999 and as President from 1960 to 1982.

   Felix E. Wright is the Company's President and Chief Executive Officer. He also serves as Vice Chairman of the Company's Board of Directors. Mr. Wright has served the Company since 1959 including service as Chief Operating Officer from 1979 to 1999.

   David S. Haffner was elected Chief Operating Officer of the Company in 1999. He has served as the Company's Executive Vice President since 1995. He previously served the Company as Senior Vice President from 1992 to 1995. Mr. Haffner joined the Company in 1983. Mr. Haffner is also President of the Commercial Furnishings and Specialized Products segments.

   Jack D. Crusa has served the Company in various capacities since 1986, including service as Vice President and President--Automotive Components for the last five years. Mr. Crusa became Senior Vice President and President-- Industrial Materials in 1999.

   Bob L. Gaddy was elected Senior Vice President of the Company in 1996. Since that time, he has also served as Chairman and Chief Executive Officer of the Aluminum Products segment. Since 1993, Mr. Gaddy has served as Chairman of the Board and Chief Executive Officer of Pace Industries, Inc., a wholly owned subsidiary of the Company.

   Karl G. Glassman has been employed by the Company in various capacities since 1982. Mr. Glassman became Vice President and President--Bedding Components in 1995 and became a Senior Vice President and President, Residential Furnishings in 1999.

   Michael A. Glauber has served the Company since 1969. Mr. Glauber was named Senior Vice President, Finance and Administration in 1990.

   Robert G. Griffin has been employed by the Company since 1992. Mr. Griffin was named Vice President and Director of Mergers, Acquisitions and Strategic Planning in 1995, President--Commercial Fixtures and Display Group in 1998 and Senior Vice President in 1999.

   Robert A. Jefferies, Jr. has served as Senior Vice President, Mergers, Acquisitions and Strategic Planning of the Company since 1990. He previously served the Company as Vice President, General Counsel and Secretary from 1977-1990.

   Ernest C. Jett was appointed General Counsel in 1997, and was elected Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

   Allan J. Ross has served the Company as Vice President, Accounting since 1993. In May 1996, Mr. Ross was designated by the Board of Directors as the Company's Principal Accounting Officer.

   Robert A. Wagner has served as Vice President, Mergers, Acquisitions and Strategic Planning since 1998. Prior to joining the Company, Mr. Wagner was Vice President of Graco Inc., Minneapolis, Minnesota from 1991-1997, most recently serving as Vice President Asia Pacific and President Graco KK in Yokohama, Japan from 1995-1997.

Item 11. Executive Compensation.

   The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001, is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001, is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

   The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 9, 2001 is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants.

   The Financial Statements listed below are included in this Report:

  . Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 2000

  . Consolidated Balance Sheets at December 31, 2000 and 1999

  . Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2000

  . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 2000

  . Notes to Consolidated Financial Statements

  . Schedule for each of the years in the three year period ended December
    31, 2000

    Schedule II--Valuation and Qualifying Accounts and Reserves

   All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

   2. Exhibits--See Exhibit Index.

   3. Reports on Form 8-K filed during the last quarter of 2000--A Form 8-K was filed December 13, 2000, Item 5 "Other Events" reported.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Year ended December 31
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  -------- --------
                                                        (Dollar amounts in
                                                    millions, except per share
                                                              data)
Net sales.......................................... $4,276.3  $3,779.0 $3,370.4
Cost of goods sold.................................  3,188.5   2,758.7  2,498.9
                                                    --------  -------- --------
    Gross profit...................................  1,087.8   1,020.3    871.5
Distribution and handling expenses.................    175.5     150.7    134.3
Selling and administrative expenses................    391.6     340.5    288.5
Amortization of excess cost of purchased companies
 and other intangibles.............................     34.1      28.8     21.8
Other income (deductions), net.....................     (5.8)      2.2      2.2
                                                    --------  -------- --------
    Earnings before interest and income taxes......    480.8     502.5    429.1
Interest expense...................................     66.3      43.0     38.5
Interest income....................................      4.1       3.1      5.0
                                                    --------  -------- --------
    Earnings before income taxes...................    418.6     462.6    395.6
Income taxes.......................................    154.5     172.1    147.6
                                                    --------  -------- --------
    Net earnings................................... $  264.1  $  290.5 $  248.0
                                                    ========  ======== ========
Earnings per share
    Basic.......................................... $   1.33  $   1.46 $   1.25
                                                    ========  ======== ========
    Diluted........................................ $   1.32  $   1.45 $   1.24
                                                    ========  ======== ========


   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31
                                                            ------------------
                          ASSETS                              2000      1999
                          ------                            --------  --------
                                                             (Dollar amounts
                                                              in millions,
                                                            except per share
                                                                  data)
Current Assets
  Cash and cash equivalents................................ $   37.3  $   20.6
  Accounts and notes receivable, less allowance of $16.3 in
   2000 and $13.3 in 1999..................................    634.2     559.4
  Inventories
    Finished goods.........................................    336.8     309.9
    Work in process........................................     89.2      63.2
    Raw materials and supplies.............................    255.5     238.2
    LIFO reserve...........................................     (9.7)     (5.5)
                                                            --------  --------
      Total inventories....................................    671.8     605.8
  Other current assets.....................................     62.0      70.4
                                                            --------  --------
      Total current assets.................................  1,405.3   1,256.2
Property, Plant and Equipment--at cost
  Machinery and equipment..................................  1,176.7   1,050.9
  Buildings and other......................................    584.4     524.3
  Land.....................................................     61.7      53.5
                                                            --------  --------
      Total property, plant and equipment..................  1,822.8   1,628.7
  Less accumulated depreciation............................    804.4     713.7
                                                            --------  --------
      Net property, plant and equipment....................  1,018.4     915.0
Other Assets
  Excess cost of purchased companies over net assets
   acquired, less accumulated amortization of $88.8 in 2000
   and $67.3 in 1999.......................................    846.0     714.3
  Other intangibles, less accumulated amortization of $38.1
   in 2000 and $32.6 in 1999...............................     49.3      45.2
  Sundry...................................................     54.2      46.8
                                                            --------  --------
      Total other assets...................................    949.5     806.3
                                                            --------  --------
      Total Assets......................................... $3,373.2  $2,977.5
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current Liabilities
  Accounts payable......................................... $  179.4  $  146.1
  Accrued expenses.........................................    201.5     194.2
  Other current liabilities................................     95.7      91.2
                                                            --------  --------
      Total current liabilities............................    476.6     431.5
Long-Term Debt.............................................    988.4     787.4
Other Liabilities..........................................     42.5      43.9
Deferred Income Taxes......................................     71.9      68.5
Shareholders' Equity
  Capital stock
    Preferred stock--authorized, 100,000,000 shares; none
     issued
    Common stock--authorized, 600,000,000 shares of $.01
     par value; issued 198,777,750 and 198,727,750 shares
     in 2000 and 1999, respectively........................      2.0       2.0
  Additional contributed capital...........................    423.5     424.8
  Retained earnings........................................  1,460.0   1,278.1
  Accumulated other comprehensive income...................    (45.4)    (18.9)
  Less treasury stock--at cost (2,680,551 and 1,847,456
   shares in 2000 and 1999, respectively)..................    (46.3)    (39.8)
                                                            --------  --------
      Total shareholders' equity...........................  1,793.8   1,646.2
                                                            --------  --------
      Total Liabilities and Shareholders' Equity........... $3,373.2  $2,977.5
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended December 31
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
                                                       (Dollar amounts in
                                                            millions)
Operating Activities
  Net earnings...................................... $ 264.1  $ 290.5  $ 248.0
  Adjustments to reconcile net earnings to net cash
   provided by operating activties
    Depreciation....................................   139.2    120.5    106.1
    Amortization....................................    34.1     28.8     21.8
    Deferred income tax expense (benefit)...........    13.1     (6.7)    17.3
    Other...........................................    (1.8)    (4.3)     7.2
    Other changes, excluding effects from purchases
     of companies
      (Increase) decrease in accounts receivable,
       net..........................................    (2.7)     5.0    (31.5)
      (Increase) in inventories.....................    (8.7)   (74.0)    (6.6)
      (Increase) in other current assets............    (1.7)    (4.7)    (7.2)
      (Decrease) increase in current liabilities....     5.2     15.7      (.2)
                                                     -------  -------  -------
        Net Cash Provided by Operating Activities...   440.8    370.8    354.9
Investing Activities
  Additions to property, plant and equipment........  (169.7)  (159.1)  (147.6)
  Purchases of companies, net of cash acquired......  (252.3)  (290.1)  (117.1)
  Other.............................................   (15.2)     8.2      6.7
                                                     -------  -------  -------
        Net Cash Used for Investing Activities......  (437.2)  (441.0)  (258.0)
Financing Activities
  Additions to debt.................................   398.4    255.6    269.7
  Payments on debt..................................  (252.9)   (98.6)  (216.9)
  Dividends paid....................................   (78.6)   (69.1)   (59.9)
  Issuances of common stock.........................     4.7      4.0      5.0
  Purchases of common stock.........................   (53.9)   (81.5)   (13.5)
  Other.............................................    (4.6)    (3.1)    (5.5)
                                                     -------  -------  -------
        Net Cash Provided by (Used for) Financing
         Activities.................................    13.1      7.3    (21.1)
                                                     -------  -------  -------
Increase (Decrease) in Cash and Cash Equivalents....    16.7    (62.9)    75.8
Cash and Cash Equivalents--Beginning of Year........    20.6     83.5      7.7
                                                     -------  -------  -------
Cash and Cash Equivalents--End of Year.............. $  37.3  $  20.6  $  83.5
                                                     =======  =======  =======
Supplemental Information
  Interest paid..................................... $  59.5  $  42.6  $  36.5
  Income taxes paid.................................   136.8    170.5    142.6
  Liabilities assumed of acquired companies.........   123.4    106.7    118.9
  Common stock issued for acquired companies........     5.3     26.9     66.8
  Common stock issued for employee stock plans......    30.6     29.6     26.4
                                                     =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    Year ended December 31
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                      (Dollar amounts in
                                                  millions, except per share
                                                            data)
Common Stock
  Balance, beginning of period................... $    2.0  $    2.0  $    1.0
  Two-for-one stock split........................      --        --        1.0
                                                  --------  --------  --------
    Balance, end of period....................... $    2.0  $    2.0  $    2.0
                                                  ========  ========  ========
Additional Contributed Capital
  Balance, beginning of period................... $  424.8  $  396.1  $  311.9
  Common stock issued............................     14.3      37.8      87.3
  Treasury stock issued..........................    (16.9)    (11.9)     (6.2)
  Tax benefit related to stock options...........      1.3       2.8       4.1
  Two-for-one stock split........................      --        --       (1.0)
                                                  --------  --------  --------
    Balance, end of period....................... $  423.5  $  424.8  $  396.1
                                                  ========  ========  ========
Retained Earnings
  Balance, beginning of period................... $1,278.1  $1,058.7  $  871.3
  Net earnings for the year......................    264.1     290.5     248.0
  Retained earnings of pooled companies at date
   of acquisition................................      --        --        1.7
  Cash dividends declared (per share: 2000--$.42;
   1999--$.36; 1998--$.315)......................    (82.2)    (71.1)    (62.3)
                                                  --------  --------  --------
    Balance, end of period....................... $1,460.0  $1,278.1  $1,058.7
                                                  ========  ========  ========
Treasury Stock
  Balance, beginning of period................... $  (39.8) $   (1.8) $    (.1)
  Treasury stock purchased.......................    (59.0)    (88.5)    (19.7)
  Treasury stock issued..........................     52.5      50.5      18.0
                                                  --------  --------  --------
    Balance, end of period....................... $  (46.3) $  (39.8) $   (1.8)
                                                  ========  ========  ========
Accumulated Other Comprehensive Income
  Balance, beginning of period................... $  (18.9) $  (18.2) $  (10.1)
  Foreign currency translation adjustment........    (26.5)      (.7)     (8.1)
                                                  --------  --------  --------
    Balance, end of period....................... $  (45.4) $  (18.9) $  (18.2)
                                                  ========  ========  ========
    Total Shareholders' Equity................... $1,793.8  $1,646.2  $1,436.8
                                                  ========  ========  ========
Comprehensive Income
  Net earnings................................... $  264.1  $  290.5  $  248.0
  Foreign currency translation adjustment (net of
   income tax expense (benefit): 2000--($3.3);
   1999--($.8); 1998--$2.2)......................    (26.5)      (.7)     (8.1)
                                                  --------  --------  --------
    Total Comprehensive Income................... $  237.6  $  289.8  $  239.9
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollar amounts in millions, except per share data)
                       December 31, 2000, 1999 and 1998

A--Summary of Significant Accounting Policies

   Principles of Consolidation: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated (Leggett & Platt) and its majority-owned subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

   Cash Equivalents: Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments with original maturities of three months or less.

   Sales Recognition: The Company primarily recognizes sales upon the shipment of its products. Exceptions to this policy are not significant and conform to industry practices. The Company generally bills customers for amounts to cover shipping and handling costs. These amounts are recognized as revenues and the related costs are included in operating expenses.

   Inventories: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 50% of the inventories at December 31, 2000 and 1999. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 2000 and 1999 approximated replacement cost.

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

   The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments. The fair value of long-term debt is not significantly different than its carrying value.

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

B--Acquisitions

   During 2000, the Company acquired 21 businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $252.3 in cash, net of cash acquired, and 268,791 shares or share equivalents of common stock valued at $5.3. These amounts include additional consideration of $9.4 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $166.6. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and specialized products markets, as well as the other markets the Company serves.

   The unaudited pro forma consolidated net sales for the years ended December 31, 2000 and 1999 as though the 2000 acquisitions had occurred on January 1 of each year presented were $4,455.7 and $4,204.4, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

   During 1999, the Company acquired 29 businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $290.1 in cash, net of cash acquired, and 1,227,500 shares of common stock valued at $25.8. Options to purchase an additional 39,568 shares of common stock valued at $1.1 were also extended by the Company in substitution for previously existing options. These amounts include additional consideration of $19.3 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $233.4. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and residential furnishings markets, as well as the other markets the Company serves.

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

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such additional consideration may be paid in cash or shares of the Company's common stock, and is recorded when earned as additional purchase price. The maximum amount of additional consideration remaining at December 31, 2000 is approximately $110 and will be payable, if earned, through 2004.

C--Earnings Per Share

   Basic and diluted earnings per share were calculated as follows:

                                            2000         1999         1998
                                        ------------ ------------ ------------
      Basic
        Weighted average shares
         outstanding, including shares
         issuable for little or no
         cash.........................   198,986,619  198,492,506  197,682,147
                                        ============ ============ ============
      Net earnings....................  $      264.1 $      290.5 $      248.0
                                        ============ ============ ============
      Earnings per share..............  $       1.33 $       1.46 $       1.25
                                        ============ ============ ============
      Diluted
        Weighted average shares
         outstanding, including shares
         issuable for little or no
         cash.........................   198,986,619  198,492,506  197,682,147
        Additional dilutive shares
         principally from the assumed
         exercise of outstanding stock
         options......................     1,401,516    2,445,498    2,987,686
                                        ------------ ------------ ------------
                                         200,388,135  200,938,004  200,669,833
                                        ============ ============ ============
      Net earnings....................  $      264.1 $      290.5 $      248.0
                                        ============ ============ ============
      Earnings per share..............  $       1.32 $       1.45 $       1.24
                                        ============ ============ ============

D--Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities at December 31 consist of the following:

                                                                   2000   1999
                                                                  ------ ------
      Accrued expenses
        Wages and commissions payable............................ $ 52.0 $ 48.5
        Workers' compensation, medical, auto and product
         liability insurance.....................................   38.9   42.9
        Income taxes.............................................   13.8   11.2
        Other....................................................   96.8   91.6
                                                                  ------ ------
                                                                  $201.5 $194.2
                                                                  ====== ======
      Other current liabilities
        Outstanding checks in excess of book balances............ $ 42.0 $ 47.4
        Current maturities of long-term debt.....................    5.9    3.8
        Other....................................................   47.8   40.0
                                                                  ------ ------
                                                                  $ 95.7 $ 91.2
                                                                  ====== ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

E--Long-Term Debt

   Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

                                                                    2000   1999
                                                                   ------ ------
      Medium-term notes, fixed interest rates of 7.2% for 2000
       and 6.8% for 1999, due dates through 2009.................  $895.0 $560.0
      Commercial paper, variable interest rate of 5.9% for 1999..     --   144.7
      Industrial development bonds, principally variable interest rates of 5.1% and 5.7% for 2000 and 1999, respectively,
       due dates through 2030....................................    47.3   39.9
      Other, partially secured...................................    52.0   46.6
                                                                   ------ ------
                                                                    994.3  791.2
      Less current maturities....................................     5.9    3.8
                                                                   ------ ------
                                                                   $988.4 $787.4
                                                                   ====== ======

   The Company had interest rate swap agreements on $364 and $14 of its fixed-rate medium-term notes at December 31, 2000 and 1999, respectively. These swap agreements, which convert fixed rate debt to variable rate debt, contain the same payment dates as the original issues, and are used by the Company to manage the fixed/variable interest rate mix of its debt portfolio.

   At December 31, 2000, the revolving credit agreements provided for a maximum line of credit of $327.5. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreements. Agreement amounts of $112.5 and $215.0 will terminate August 27, 2001 and July 31, 2004, respectively, at which time all outstanding balances will become due.

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

   Maturities of long-term debt for each of the five years following 2000 are:

             Year ended December 31
               2001............................ $  5.9
               2002............................   87.5
               2003............................  124.2
               2004............................  166.7
               2005............................  375.9

F--Lease Obligations

   The Company conducts certain operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Total rental expense entering into the determination of results of operations was $42.8, $36.4 and $29.6 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

             Year ended December 31
               2001............................. $23.2
               2002.............................  18.0
               2003.............................  12.2
               2004.............................   8.4
               2005.............................   4.6
               Later years......................   3.2
                                                 -----
                                                 $69.6
                                                 =====

   The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

G--Capital Stock

 Stock Activity

   Activity in the Company's stock accounts for each of the three years ended December 31 is as follows:

                                                           Common     Treasury
                                                            Stock      Stock
                                                         ----------- ----------
      Balance, January 1, 1998.......................... 192,759,120     (4,774)
        Shares issued...................................   5,006,971    779,695
        Treasury stock purchased........................         --    (857,501)
                                                         ----------- ----------
      Balance, December 31, 1998........................ 197,766,091    (82,580)
        Shares issued...................................     961,659  2,342,411
        Treasury stock purchased........................         --  (4,107,287)
                                                         ----------- ----------
      Balance, December 31, 1999........................ 198,727,750 (1,847,456)
        Shares issued...................................      50,000  2,722,437
        Treasury stock purchased........................         --  (3,555,532)
                                                         ----------- ----------
      Balance, December 31, 2000........................ 198,777,750 (2,680,551)
                                                         =========== ==========

   The Company issues shares for employee stock plans and acquisitions. The Company purchases its common stock to meet the requirements of the employee stock purchase and incentive plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. The Company will also receive shares in stock option exercises.

 Stock Options

   At December 31, 2000, the Company had 13,770,412 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 6 to 18 months after the date of grant, have a maximum term of 5-10 years, and are issued with exercise prices at market. However, the Company grants below market options under a deferred compensation program. This program allows senior

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES managers to receive stock options in lieu of cash salary and bonuses. These options include a discount feature which does not exceed 15% and have a term of fifteen years. In October 2000, the Company extended the term from 5 to 10 years for approximately 35% of the outstanding common stock options. At the time of the extension, the exercise price exceeded the fair market value of the Company's stock. A summary of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                                Weighted Average
                                                                 Exercise Price
                                                      Shares       per Share
                                                    ----------  ----------------
      Outstanding at January 1, 1998...............  7,992,594       $ 8.72
        Granted....................................    966,798        14.38
        Exercised.................................. (1,218,447)        9.05
        Forfeited..................................    (36,760)       16.85
                                                    ----------       ------
      Outstanding at December 31, 1998.............  7,704,185         9.34
        Granted....................................  4,998,591        16.33
        Exercised.................................. (1,279,755)        6.29
        Forfeited..................................   (104,340)       19.99
                                                    ----------       ------
      Outstanding at December 31, 1999............. 11,318,681        12.67
        Granted....................................  1,196,574         8.13
        Exercised..................................   (947,773)        8.78
        Forfeited..................................   (302,173)       17.77
                                                    ----------       ------
      Outstanding at December 31, 2000............. 11,265,309       $12.38
                                                    ==========       ======
      Options exercisable at
        December 31, 2000..........................  6,999,358       $10.50
        December 31, 1999..........................  5,605,669         8.43
        December 31, 1998..........................  4,646,155         6.67

   The following table summarizes information about stock options outstanding at December 31, 2000:

                          Options Outstanding            Options Exercisable
                 -------------------------------------- ---------------------
                             Weighted-Average Weighted-             Weighted-
                                Remaining      Average               Average
   Range of        Number    Contractual Life Exercise    Number    Exercise
Exercise Prices  Outstanding     In Years       Price   Exercisable   Price
---------------  ----------- ---------------- --------- ----------- ---------
$  .01-$ 5.00     3,307,592        11.6        $ 1.84    2,225,401   $ 1.67
  5.00- 12.00     2,471,938          .5         10.30    2,471,938    10.30
 12.00- 18.00       814,490         6.3         14.76      524,561    13.93
 18.00- 26.00     4,671,289         7.6         20.53    1,777,458    20.82
-------------    ----------        ----        ------    ---------   ------
$  .01-$26.00    11,265,309         7.2        $12.38    6,999,358   $10.50
=============    ==========        ====        ======    =========   ======

   The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   Compensation cost charged against income related to the Company's stock option grants for each of the years ending December 31, 2000, 1999 and 1998 was $11.2, $11.5 and $8.9, respectively. Compensation cost includes amounts for options granted under the deferred compensation plan for senior managers, which allows the manager to elect stock options in lieu of salary and bonuses.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   The Company's proforma net income and proforma earnings per share, with related assumptions, are disclosed in the following table. This information is presented as if compensation cost for the Company's stock-based compensation plans had been determined based on the estimated fair value of the options at the grant dates, consistent with the method prescribed by FASB Statement No.
123. Also disclosed are the weighted-average fair value and exercise price of options granted during the last three years.

                                                          2000    1999    1998
                                                         ------  ------  ------
      Proforma net earnings............................. $257.0  $285.2  $245.2
      Proforma earnings per share
        Basic...........................................   1.29    1.44    1.24
        Diluted.........................................   1.28    1.42    1.22
      Weighted-average fair value of options
        Granted at market price.........................   6.19    4.59    5.66
        Granted below market price......................  11.82   17.67   16.52
      Weighted-average exercise price of options
        Granted at market price.........................  17.56   20.09   23.20
        Granted below market price......................   3.22    2.50    3.17
      Principal assumptions
        Risk-free interest rate.........................    5.4%    5.2%    5.1%
        Expected life in years..........................    6.6     4.8     5.1
        Expected volatility.............................   28.4%   23.0%   20.0%
        Expected dividend yield.........................    1.7%    1.5%    1.5%

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

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

H--Employee Benefit Plans

   The following table provides information at December 31 as to the Company sponsored defined benefit pension plans:

                                                         2000    1999    1998
                                                        ------  ------  ------
Change in Benefit Obligation
  Benefit obligation, beginning of period.............. $102.1  $100.1  $ 89.5
    Service cost.......................................    3.3     3.2     2.2
    Interest cost......................................    5.9     5.3     5.1
    Plan participants' contributions...................    4.8     4.3     4.0
    Actuarial (gains) losses...........................   (6.6)   (4.9)    4.4
    Benefits paid......................................   (6.6)   (5.9)   (5.1)
    Acquisitions and transfers.........................    7.4     --      --
                                                        ------  ------  ------
  Benefit obligation, end of period....................  110.3   102.1   100.1
Change in Plan Assets
  Fair value of plan assets, beginning of period.......  154.6   132.1   127.6
    Actual return on plan assets.......................   23.8    24.1     5.6
    Plan participants' contributions...................    4.8     4.3     4.0
    Benefits paid......................................   (6.6)   (5.9)   (5.1)
    Acquisitions and transfers.........................    4.4     --      --
                                                        ------  ------  ------
  Fair value of plan assets, end of period.............  181.0   154.6   132.1
Plan Assets in Excess of Benefit Obligations...........   70.7    52.5    32.0
  Unrecognized net actuarial gains.....................  (40.2)  (24.3)   (5.6)
  Unrecognized net transition asset....................    (.3)    (.7)   (1.0)
  Unrecognized prior service cost......................    (.2)    (.2)    (.3)
                                                        ------  ------  ------
  Prepaid pension cost................................. $ 30.0  $ 27.3  $ 25.1
                                                        ======  ======  ======
Components of Net Pension Income
  Service cost......................................... $ (3.3) $ (3.2) $ (2.2)
  Interest cost........................................   (5.8)   (5.3)   (5.1)
  Expected return on plan assets.......................   12.2    10.3    10.0
  Amortization of net transition asset.................     .3      .4      .7
  Recognized net actuarial gain........................     .9     --       .4
                                                        ------  ------  ------
  Net pension income................................... $  4.3  $  2.2  $  3.8
                                                        ======  ======  ======
Weighted Average Assumptions
  Discount rate........................................   6.00%   6.00%   5.50%
  Expected return on plan assets.......................   8.00%   8.00%   8.00%
  Rate of compensation increase........................   4.50%   4.40%   4.40%

   Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 1,176,000 shares of the Company's common stock at December 31, 2000.

   Contributions to union sponsored, defined benefit, multiemployer pension plans were $.8, $.7, and $.2 in 2000, 1999 and 1998, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 2000, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the net assets of the plans. Therefore, the Company would have no material withdrawal liability. However, the Company has no present intention of

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

   Net pension expense, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $2.2, $4.3 and $2.1 in 2000, 1999 and 1998, respectively.

   The Company has a contributory stock purchase/stock bonus plan (SPSB Plan), a nonqualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $9.7, $8.5 and $6.9 for 2000, 1999 and 1998, respectively.

   Under the DSP, eligible employees may purchase a maximum of 19,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 1,287,437 in 2000, 1,026,479 in 1999, and 894,445 in 1998.
Purchase prices ranged from $13 to $24 per share. Since inception of the DSP in 1982, a total of 15,414,659 shares have been purchased by employees.

I--Income Taxes

   The components of earnings before income taxes are as follows:

                                                            Year ended December
                                                                     31
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
      Domestic............................................. $342.3 $397.2 $340.8
      Foreign..............................................   76.3   65.4   54.8
                                                            ------ ------ ------
                                                            $418.6 $462.6 $395.6
                                                            ====== ====== ======

   Income tax expense is comprised of the following components:

                                                          Year ended December
                                                                   31
                                                          ----------------------
                                                           2000    1999    1998
                                                          ------  ------  ------
      Current
        Federal.......................................... $106.7  $141.1  $108.1
        State and local..................................    5.6    11.8     4.2
        Foreign..........................................   29.1    25.9    18.0
                                                          ------  ------  ------
                                                           141.4   178.8   130.3
      Deferred
        Federal..........................................   12.0    (5.1)    4.1
        State and local..................................    6.3     3.3    11.0
        Foreign..........................................   (5.2)   (4.9)    2.2
                                                          ------  ------  ------
                                                            13.1    (6.7)   17.3
                                                          ------  ------  ------
                                                          $154.5  $172.1  $147.6
                                                          ======  ======  ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

                                                                 December 31
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
      Property, plant and equipment............................ $(74.4) $(67.8)
      Accrued expenses.........................................   54.3    55.0
      Prepaid pension cost.....................................  (12.4)  (10.7)
      Other, net...............................................  (26.2)  (19.2)
                                                                ------  ------
                                                                $(58.7) $(42.7)
                                                                ======  ======

   Deferred tax assets and liabilities included in the consolidated balance sheet are as follows:

                                                                  December 31
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
      Other current assets...................................... $ 13.2  $ 25.8
      Deferred income taxes.....................................  (71.9)  (68.5)
                                                                 ------  ------
                                                                 $(58.7) $(42.7)
                                                                 ======  ======

   Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

                                                     Year ended December 31
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
      Statutory federal income tax rate.............    35.0%    35.0%    35.0%
      Effect of nondeductible goodwill amortization
       on federal statutory rate....................     1.1       .9       .8
      Increases in rate resulting primarily from
       state and other jurisdictions................      .8      1.3      1.5
                                                     -------  -------  -------
      Effective tax rate............................    36.9%    37.2%    37.3%
                                                     =======  =======  =======

J--Segment Information

   Reportable segments are primarily based upon the Company's management organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Furnishings derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

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

   Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                        Inter-
                                               External Segment  Total
      Year ended December 31                    Sales    Sales   Sales    EBIT
      ----------------------                   -------- ------- -------- ------
      2000
        Residential Furnishings............... $2,126.0 $  9.7  $2,135.7 $224.0
        Commercial Furnishings................    983.5    6.2     989.7  110.4
        Aluminum Products.....................    529.0   16.5     545.5   36.5
        Industrial Materials..................    317.9  207.5     525.4   72.7
        Specialized Products..................    319.9   51.4     371.3   46.4
        Intersegment eliminations.............                             (5.0)
        Adjustment to LIFO method.............                             (4.2)
                                               -------- ------  -------- ------
                                               $4,276.3 $291.3  $4,567.6 $480.8
                                               ======== ======  ======== ======
      1999
        Residential Furnishings............... $1,946.6 $  9.5  $1,956.1 $219.7
        Commercial Furnishings................    778.1    2.9     781.0  126.9
        Aluminum Products.....................    532.8   15.6     548.4   52.6
        Industrial Materials..................    282.6  202.1     484.7   70.1
        Specialized Products..................    238.9   41.9     280.8   34.1
        Intersegment eliminations.............                             (2.6)
        Adjustment to LIFO method.............                              1.7
                                               -------- ------  -------- ------
                                               $3,779.0 $272.0  $4,051.0 $502.5
                                               ======== ======  ======== ======
      1998
        Residential Furnishings............... $1,777.2 $  6.8  $1,784.0 $198.3
        Commercial Furnishings................    623.3    1.7     625.0  111.1
        Aluminum Products.....................    501.1   16.8     517.9   32.6
        Industrial Materials..................    269.6  193.5     463.1   51.9
        Specialized Products..................    199.2   46.4     245.6   28.6
        Intersegment eliminations.............                             (1.3)
        Adjustment to LIFO method.............                              7.9
                                               -------- ------  -------- ------
                                               $3,370.4 $265.2  $3,635.6 $429.1
                                               ======== ======  ======== ======

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                                             Additions    Acquired
                                            to Property, Companies' Depreciation
                                             Plant and   Long-Lived     and
                                   Assets    Equiptment    Assets   Amortization
                                  --------  ------------ ---------- ------------
      2000
        Residential Furnishings.  $1,223.2     $ 73.3      $ 34.4      $ 67.0
        Commercial Furnishings..     896.5       31.2       108.8        41.9
        Aluminum Products.......     478.7       29.2         4.1        24.2
        Industrial Materials....     264.9        9.1        27.1        14.5
        Specialized Products....     336.4       12.4        78.8        15.8
        Unallocated assets......     242.6       14.5         --          9.9
        Adjustment to year-end
         vs. average assets.....     (69.1)
                                  --------     ------      ------      ------
                                  $3,373.2     $169.7      $253.2      $173.3
                                  ========     ======      ======      ======
      1999
        Residential Furnishings.  $1,173.4     $ 60.7      $128.3      $ 61.7
        Commercial Furnishings..     721.4       21.8       163.2        28.4
        Aluminum Products.......     441.1       30.5         --         22.2
        Industrial Materials....     204.8       17.6         5.3        13.9
        Specialized Products....     216.8       15.0        16.2        12.4
        Unallocated assets......     204.0       13.5         --         10.7
        Adjustment to year-end
         vs. average assets.....      16.0
                                  --------     ------      ------      ------
                                  $2,977.5     $159.1      $313.0      $149.3
                                  ========     ======      ======      ======
      1998
        Residential Furnishings.  $  971.0     $ 54.4      $ 64.7      $ 58.0
        Commercial Furnishings..     469.8        9.7       116.1        21.4
        Aluminum Products.......     404.4       42.6        24.5        17.9
        Industrial Materials....     204.5        7.3        10.4        12.7
        Specialized Products....     188.8       28.1         4.6         8.9
        Unallocated assets......     285.9        5.5         --          9.0
        Adjustment to year-end
         vs. average assets.....      10.9
                                  --------     ------      ------      ------
                                  $2,535.3     $147.6      $220.3      $127.9
                                  ========     ======      ======      ======

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Revenues from external customers, by product line, are as follows:

                                                        Year ended December 31
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
      Residential Furnishings
        Bedding components..........................  $  814.7 $  742.8 $  663.2
        Residential furniture components............     479.1    444.4    412.0
        Finished & consumer products................     540.0    510.5    463.3
        Other residential furnishings products......     292.2    248.9    238.7
                                                      -------- -------- --------
                                                       2,126.0  1,946.6  1,777.2
      Commercial Furnishings
        Store displays, fixtures & storage products.     688.8    502.1    369.7
        Office furnishings & plastic components.....     294.7    276.0    253.6
                                                      -------- -------- --------
                                                         983.5    778.1    623.3
      Aluminum Products
        Die cast products...........................     446.3    457.7    423.3
        Smelter, tool & die operations..............      82.7     75.1     77.8
                                                      -------- -------- --------
                                                         529.0    532.8    501.1
      Industrial Materials
        Wire, wire products & steel tubing..........     317.9    282.6    269.6
      Specialized Products
        Automotive products & specialized machinery.     319.9    238.9    199.2
                                                      -------- -------- --------
                                                      $4,276.3 $3,779.0 $3,370.4
                                                      ======== ======== ========

   The Company's operations outside of the United States are principally in Canada, Europe and Mexico, none of which are individually material to its consolidated operations. The geographic information that follows regarding sales is based on the area of manufacture.

                                                        Year ended December 31
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
      External sales
        United States................................ $3,675.6 $3,345.8 $3,025.9
        Foreign......................................    600.7    433.2    344.5
                                                      -------- -------- --------
                                                      $4,276.3 $3,779.0 $3,370.4
                                                      ======== ======== ========
      Long-lived assets
        United States................................ $1,593.3 $1,421.4 $1,183.8
        Foreign......................................    374.6    299.9    214.4
                                                      -------- -------- --------
                                                      $1,967.9 $1,721.3 $1,398.2
                                                      ======== ======== ========

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


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

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Shareholders of Leggett & Platt,
Incorporated:

   In our opinion, the accompanying financial statements listed in the index appearing under Item 14(1) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

St. Louis, Missouri
January 31, 2001

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                         QUARTERLY SUMMARY OF EARNINGS

                                  (Unaudited)
              (Dollar amounts in millions, except per share data)

Year ended December 31, 2000         First    Second   Third    Fourth   Total
----------------------------        -------- -------- -------- -------- --------
Net sales.......................... $1,043.6 $1,095.6 $1,129.6 $1,007.5 $4,276.3
Gross profit.......................    271.5    288.5    284.1    243.7  1,087.8
Earnings before income taxes.......    117.3    120.6    109.2     71.5    418.6
Net earnings.......................     73.8     76.3     68.9     45.1    264.1
Earnings per share
  Basic............................ $    .37 $    .38 $    .35 $    .23 $   1.33
  Diluted.......................... $    .37 $    .38 $    .34 $    .23 $   1.32

Year ended December 31, 1999
----------------------------
Net sales.......................... $  887.6 $  935.2 $  991.1 $  965.1 $3,779.0
Gross profit.......................    232.4    253.4    269.9    264.6  1,020.3
Earnings before income taxes.......    105.1    115.1    124.0    118.4    462.6
Net earnings.......................     66.1     72.4     77.7     74.3    290.5
Earnings per share
  Basic............................ $    .33 $    .37 $    .39 $    .37 $   1.46
  Diluted.......................... $    .33 $    .36 $    .39 $    .37 $   1.45

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)

         Column A                    Column B   Column C   Column D   Column E
         --------                  ------------ --------- ---------- ----------
                                                Additions
                                                 Charged
                                    Balance at   to Cost             Balance at
                                   Beginning of    and                 End of
        Description                   Period    Expenses  Deductions   Period
        -----------                ------------ --------- ---------- ----------
Year ended December 31, 2000
Allowance for doubtful
 receivables......................    $13.3       $6.7     $3.7(A)     $16.3
                                      =====       ====     =======     =====
Year ended December 31, 1999
Allowance for doubtful
 receivables......................    $13.5       $5.5     $5.7(A)     $13.3
                                      =====       ====     =======     =====
Year ended December 31, 1998
Allowance for doubtful
 receivables......................    $11.5       $5.2     $3.2(A)     $13.5
                                      =====       ====     =======     =====

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

Dated: March 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


(a) Principal Executive Officer:


      /s/ Felix E. Wright            Vice Chairman of the Board,     March 29, 2001
____________________________________  President & Chief Executive
          Felix E. Wright             Officer


(b) Principal Financial Officer:


     /s/ Michael A. Glauber          Senior Vice President,          March 29, 2001
____________________________________  Finance & Administration
         Michael A. Glauber


(c) Principal Accounting Officer:


       /s/ Allan J. Ross             Vice President--Accounting      March 29, 2001
____________________________________
           Allan J. Ross


(d) Directors:


       Harry M. Cornell, Jr.*        Chairman
____________________________________
       Harry M. Cornell, Jr.

         Raymond F. Bentele*         Director
____________________________________
         Raymond F. Bentele

           Ralph W. Clark*           Director
____________________________________
           Ralph W. Clark

        Robert Ted Enloe, III*       Director
____________________________________
       Robert Ted Enloe, III


             Signature                           Title                    Date
             ---------                           -----                    ----

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

         Alexander M. Levine*        Director
____________________________________
        Alexander M. Levine

           Duane W. Potter*          Director
____________________________________
          Duane W. Potter

       Maurice E. Purnell, Jr.*      Director
____________________________________
      Maurice E. Purnell, Jr.

           Alice L. Walton*          Director
____________________________________
          Alice L. Walton


           Felix E. Wright*          Vice-Chairman and Director
____________________________________
          Felix E. Wright

       /s/ Ernest C. Jett                                            March 29, 2001
*By: _______________________________
           Ernest C. Jett
          Attorney-in-Fact
      Under Power-of-Attorney
      dated February 14, 2001

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

  3.2 Amendment to Restated Articles of Incorporation of the Company dated May 12, 1993, filed as Exhibit 3.2 to Registrant's Form 10-K for the year ended December
             31, 1998, is incorporated by reference.

  3.3 Amendment to Restated Articles of Incorporation of the Company dated May 12, 1999; filed as Exhibit 3.3 to Registrant's Form 10-K for the year ended December
             31, 1999, is incorporated by reference.

  3.4        Restated By-Laws of the Company as of August 11,
             1993, with all amendments through March 15, 1999, filed as Exhibit 3.3 to Registrant's Form 10-K for the year ended December 31, 1998, is incorporated by reference.

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

 10.1(1)     Restated and Amended Employment Agreement between
             Harry M. Cornell, Jr. and Leggett & Platt,
             Incorporated dated as of August 14, 1996, filed as
             Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1996, is incorporated by reference, and Amendment No. 1 to Employment
             Agreement dated January 1, 1999, filed as Exhibit
             10.1 to Registrant's Form 10-K for the year ended
             December 31, 1999, is incorporated by reference, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated
             March 1, 2001 extending term of Employment Agreement.

 10.2(1)     Restated and Amended Employment Agreement between the
             Company and Felix E. Wright dated March 1, 1999, filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1998, is incorporated by reference.

 10.3(1)     Employment Agreement between the Company and Robert
             A. Jefferies, Jr. dated November 7, 1990 and
             Amendment No. 1 to Employment Agreement dated January
             1, 1993; filed as Exhibit 10.3 to Registrant's Form
             10-K for the year ended December 31, 1999, is incorporated by reference.

 10.4(1)     Severance Benefit Agreement between the Company and
             Harry M. Cornell, Jr. dated May 9, 1984.

 10.5(1)     Severance Benefit Agreement between the Company and
             Felix E. Wright dated May 9, 1984.

                                        Sequential
 Exhibit No.   Document Description      Page No.
 -----------   --------------------     ----------
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

 10.8(1)     Reference is made to
             Appendix A to
             Registrant's definitive
             Proxy Statement dated
             March 30, 2001, to be
             used in connection with
             Registrant's Annual
             Meeting of Shareholders
             to be held on May 9,
             2001, for a copy of the
             Company's proposed
             amended and restated
             1989 Flexible Stock
             Plan, which is
             incorporated by
             reference.

 10.9(1)     Summary description of
             the Company's Key
             Management Incentive
             Compensation Plan; filed
             as Exhibit 10.8 to
             Registrant's Form 10-K
             for the year ended
             December 31, 1999, is
             incorporated by
             reference.

 10.10(1)    Reference is made to
             Appendix B to
             Registrant's definitive
             Proxy Statement dated
             March 31, 1999, used in
             connection with
             Registrant's Annual
             Meeting of Shareholders
             held on May 12, 1999,
             for a copy of the
             Company's 1999 Key
             Officer's Incentive
             Plan, which is
             incorporated by
             reference.

 10.11(1)    Description of certain
             long-term disability
             arrangements between
             Registrant and its
             salaried employees;
             filed as Exhibit 10.10
             to Registrant's Form 10-
             K for the year ended
             December 31, 1999, is
             incorporated by
             reference.

 10.12(1)    Form of Indemnification
             Agreement approved by
             the shareholders of
             Registrant and entered
             into between Registrant
             and each of its
             directors and executive
             officers, filed as
             Exhibit 10.10 to
             Registrant's Form 10-K
             for the year ended
             December 31, 1995, is
             incorporated by
             reference.

 10.13(1)    Reference is made to
             Appendix A to
             Registrant's definitive
             Proxy Statement dated
             March 27, 1997, used in
             connection with
             Registrant's Annual
             Meeting of Shareholders
             held on May 14, 1997,
             for a copy of the
             Company's Director Stock
             Option Plan, as amended,
             which is incorporated by
             reference.

 10.14(1)    Leggett & Platt,
             Incorporated Executive
             Stock Purchase Program
             adopted June 6, 1989
             under the Company's 1989
             Flexible Stock Plan, and
             effective as of July 1,
             1989, as amended; filed
             as Exhibit 10.13 to
             Registrant's Form 10-K
             for the year ended
             December 31, 1999, is
             incorporated by
             reference.

 10.15(1)    Revised Employment
             Agreement between Bob L.
             Gaddy, Pace Industries,
             Inc. and Leggett &
             Platt, Incorporated,
             filed as Exhibit 10.13
             to Registrant's Form 10-
             K for the year ended
             December 31, 1996, is
             incorporated by
             reference.

 10.16(1)    Registrant's Stock Award
             Program, filed as
             Exhibit 10.20 of the
             Registrant's Form 10-K
             for the year ended
             December 31, 1997, is
             incorporated by
             reference.

 10.17(1)    The Company's Deferred
             Compensation Program, as
             amended and restated on
             November 9, 2000.

 10.18(1)    The Company's Executive
             Deferred Stock Program,
             filed as Exhibit 10.16
             of the Registrant's Form
             10-K for the year ended
             December 31, 1998, is
             incorporated by
             reference.


                                                                     Sequential
 Exhibit No.                  Document Description                    Page No.
 -----------                  --------------------                   ----------
 10.19(1)    Noncompetition Agreement, dated as of May 13, 1996
             between Bob L. Gaddy and Leggett & Platt,
             Incorporated, filed as Exhibit 10.25 to Registrant's
             Form 10-K for the year ended December 31, 1996, is
             incorporated by reference.

 10.20(1)    Pace Industries, Inc., Revised and Restated Employee
             Incentive Compensation Plan, filed as Exhibit 10.27 to Registrant's Form 10-K for the year ended December
             31, 1996, is incorporated by reference.

 12          Computation of Ratio of Earnings to Fixed Charges.

 21          Schedule of Subsidiaries of Registrant.

 23          Consent of Independent Accountants.

 24 Power of Attorney executed by members of the Company's Board of Directors regarding this Form 10-K and certain registration statements.

 99 Power of Attorney executed by Robert A. Wagner appointing attorneys-in-fact for purposes of filing reports under Section 16(a) of the Securities and Exchange Act of 1934.

--------
(1) Denotes management contract or compensatory plan or arrangement.