Form 10-Q
period 2001-03-31
LEGGETT & PLATT INC
filed 2001-05-11
CIK 58492

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from ____________ to ________________

      For Quarter Ended                             Commission File Number
       March 31, 2001                                       1-7845
     -----------------                             ------------------------


                         LEGGETT & PLATT, INCORPORATED
                         -----------------------------
            (Exact name of registrant as specified in its charter)


           Missouri                                      44-0324630
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           No. 1 Leggett Road
           Carthage, Missouri                              64836
----------------------------------------            ------------------
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

      Yes    X           No
           -----           -----

Common stock outstanding as of May 3, 2001: 196,252,476

                         PART I. FINANCIAL INFORMATION
                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                         ITEM 1. FINANCIAL STATEMENTS
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


(Amounts in millions)                                                      March 31,       December 31,
                                                                             2001              2000
                                                                         -----------       ------------
CURRENT ASSETS
   Cash and cash equivalents                                             $     12.2        $     37.3
   Accounts and notes receivable                                              701.7             650.5
   Allowance for doubtful accounts                                            (18.6)            (16.3)
   Inventories                                                                654.4             671.8
   Other current assets                                                        67.9              62.0
                                                                         ----------        ----------
       Total current assets                                                 1,417.6           1,405.3

PROPERTY, PLANT & EQUIPMENT, NET                                            1,027.1           1,018.4

OTHER ASSETS
   Excess cost of purchased companies over net
    assets acquired, less accumulated amortization
    of $94.3 in 2001 and $88.8 in 2000                                        853.0             846.0
   Other intangibles, less accumulated amortization
    of $35.9 in 2001 and $38.1 in 2000                                         54.5              49.3
   Sundry                                                                      85.2              54.2
                                                                         ----------        ----------
       Total other assets                                                     992.7             949.5
                                                                         ----------        ----------
TOTAL ASSETS                                                             $  3,437.4        $  3,373.2
                                                                         ==========        ==========

CURRENT LIABILITIES
   Accounts and notes payable                                            $    180.2        $    179.4
   Accrued expenses                                                           198.0             201.5
   Other current liabilities                                                   98.5              95.7
                                                                         ----------        ----------
       Total current liabilities                                              476.7             476.6
LONG-TERM DEBT                                                              1,038.3             988.4
OTHER LIABILITIES                                                              41.7              42.5
DEFERRED INCOME TAXES                                                          70.8              71.9
SHAREHOLDERS' EQUITY
   Common stock                                                                 2.0               2.0
   Additional contributed capital                                             417.6             423.5
   Retained earnings                                                        1,482.2           1,460.0
   Accumulated other comprehensive income                                     (46.5)            (45.4)
   Treasury stock                                                             (45.4)            (46.3)
                                                                         ----------        ----------
       Total shareholders' equity                                           1,809.9           1,793.8
                                                                         ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  3,437.4        $  3,373.2
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

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

(Amounts in millions, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                           2001            2000
                                                        -----------     -----------
Net sales                                               $   1,053.3     $   1,043.6
Cost of goods sold                                            802.2           772.1
                                                        -----------     -----------
   Gross profit                                               251.1           271.5

Distribution and handling expenses                             44.9            42.0
Selling and administrative expenses                           104.8            92.0
Amortization of excess cost of
  purchased companies and other
  intangibles                                                   8.8             7.8
Other deductions (income), net                                  3.0             (.7)
                                                        -----------     -----------

   Earnings before interest
       and income taxes                                        89.6           130.4

Interest expense                                               17.2            14.6
Interest income                                                  .5             1.5
                                                        -----------     -----------
   Earnings before income taxes                                72.9           117.3
Income taxes                                                   26.9            43.5
                                                        ===========     ===========
   NET EARNINGS                                         $      46.0     $      73.8
                                                        ===========     ===========

Earnings Per Share
   Basic                                                $       .23     $       .37
   Diluted                                              $       .23     $       .37

Cash Dividends Declared
   Per Share                                            $       .12     $       .10

Average Shares Outstanding
   Basic                                                      199.2           198.8
   Diluted                                                    200.4           200.3



See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Amounts in millions)                                                        Three Months Ended
                                                                                 March 31,
                                                                ---------------------------------------------
                                                                        2001                    2000
                                                                ---------------------    --------------------
OPERATING ACTIVITIES
Net Earnings                                                               $  46.0               $   73.8
Adjustments to reconcile net earnings to net cash
   provided by operating activities
   Depreciation                                                               37.0                   31.1
   Amortization                                                                8.8                    7.8
   Other                                                                      (1.9)                  (2.4)
   Other changes, net of effects from
       purchase of companies
       Increase in accounts receivable, net                                  (45.5)                 (78.8)
       (Increase) decrease in inventories                                     25.2                  (12.3)
       Increase in other current assets                                       (5.4)                  (1.0)
       Increase in current liabilities                                        22.1                   55.8
                                                                ---------------------    --------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                        86.3                   74.0

INVESTING ACTIVITIES
   Additions to property, plant and equipment                                (33.2)                 (41.4)
   Purchases of companies, net of cash acquired                              (36.1)                 (70.8)
   Other                                                                      (0.3)                 (11.8)
                                                                ---------------------    --------------------
             NET CASH USED FOR INVESTING ACTIVITIES                          (69.6)                (124.0)

FINANCING ACTIVITIES
   Additions to debt                                                          29.9                  350.0
   Payments on debt                                                          (11.3)                (159.3)
   Dividends paid                                                            (44.9)                 (37.2)
   Issuances of common stock                                                   7.0                    1.1
   Purchases of common stock                                                 (21.8)                 (19.3)
   Other                                                                      (0.7)                   5.5
                                                                ---------------------    --------------------
             NET CASH PROVIDED BY (USED FOR)
                FINANCING ACTIVITIES                                         (41.8)                 140.8
                                                                ---------------------    --------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (25.1)                  90.8
CASH AND CASH EQUIVALENTS - January 1,                                        37.3                   20.6
                                                                ---------------------    --------------------
CASH AND CASH EQUIVALENTS - March 31,                                      $  12.2               $  111.4
                                                                =====================    ====================


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

2.   INVENTORIES

     Inventories, about 50% of which are valued using the Last-in, First-out
     (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

                                                 March 31,       December 31,
                                                   2001              2000
                                                ------------     ------------
      At First-In, First-Out (FIFO) cost

         Finished goods                         $     358.1      $     336.8
         Work in process                               80.4             89.2
         Raw materials and supplies                   225.2            255.5
                                                ------------     ------------
                                                      663.7            681.5
      Excess of FIFO cost over LIFO cost               (9.3)            (9.7)
                                                ------------     ------------
                                                $     654.4      $     671.8
                                                ============     ============

3.   PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment comprised the following:

                                                March 31,        December 31,
                                                  2001               2000
                                                -----------      ------------
      Property, plant and equipment, at cost    $   1,864.8      $   1,822.8
      Less accumulated depreciation                   837.7            804.4
                                                -----------      ------------
                                                $   1,027.1      $   1,018.4
                                                ===========      ============

4.   COMPREHENSIVE INCOME

     In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the three months ending March 31, 2001 and 2000, comprehensive income was $44.9 and $71.5, respectively.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   EARNINGS PER SHARE

       Basic and diluted earnings per share were calculated as follows:

                                                         Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                      2001               2000
                                                  --------------    -----------
      Basic

         Weighted average shares
             outstanding, including
             shares issuable for
             little or no cash                             199.2          198.8
                                                  ==============    ============
         Net earnings                              $        46.0    $      73.8
                                                  ==============    ============
         Earnings per share - basic                $         .23    $       .37
                                                  ==============    ============

      Diluted
         Weighted average shares
             outstanding, including
             shares issuable for
             little or no cash                             199.2          198.8

         Additional dilutive shares
             principally from the
             assumed exercise of
             outstanding stock options                       1.2            1.5
                                                  --------------    ------------
                                                           200.4          200.3
                                                  ==============    ============
         Net earnings                             $         46.0    $      73.8
                                                  ==============    ============
         Earnings per share - diluted             $          .23    $       .37
                                                  ==============    ============


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

     A summary of segment results for the quarters ended March 31, 2001 and 2000 are shown in the following tables. Segment figures for 2000 include the reclassification of one operation from Commercial Furnishings to Industrial Materials.

                                                               Inter-
                                         External             Segment              Total
                                           Sales               Sales               Sales                EBIT
                                     -----------------    ----------------    ---------------     ----------------
     Quarter ended March 31, 2001

     Residential Furnishings          $      518.4         $        3.2        $      521.6        $       45.3
     Commercial Furnishings                  244.7                   .8               245.5                14.7
     Aluminum Products                       129.9                  4.1               134.0                 9.4
     Industrial Materials                     71.8                 54.8               126.6                13.1
     Specialized Products                     88.5                 15.4               103.9                10.2
     Intersegment eliminations                 -                    -                   -                  (3.5)
     Change in LIFO reserve                    -                    -                   -                    .4
                                     -----------------    ----------------    ---------------     ----------------
                                      $    1,053.3         $       78.3        $    1,131.6        $       89.6
                                     =================    ================    ===============     ================

     Quarter ended March 31, 2000

     Residential Furnishings          $      532.3         $        2.2        $      534.5        $       62.0
     Commercial Furnishings                  207.8                  1.0               208.8                23.2
     Aluminum Products                       159.0                  3.9               162.9                16.6
     Industrial Materials                     78.8                 56.6               135.4                20.6
     Specialized Products                     65.7                 12.6                78.3                12.1
     Intersegment eliminations                 -                    -                   -                  (2.7)
     Change in LIFO reserve                    -                    -                   -                  (1.4)
                                     -----------------    ----------------    ---------------     ----------------
                                      $    1,043.6         $       76.3        $    1,119.9        $      130.4
                                     =================    ================    ===============     ================

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7. SEGMENT INFORMATION (continued)

Asset information for the Company's segments at March 31, 2001 and December 31, 2000 is shown in the following table:

                                        March 31,            December 31,
                                          2001                   2000
                                   ---------------------  ---------------------
Assets

Residential Furnishings               $    1,235.5             $    1,223.2
Commercial Furnishings                       914.6                    896.5
Aluminum Products                            461.3                    478.7
Industrial Materials                         252.1                    264.9
Specialized Products                         346.5                    336.4
Unallocated assets                           242.3                    242.6
Adjustment to period-end
  vs. average assets                         (14.9)                   (69.1)
                                  ---------------------    ---------------------
                                      $    3,437.4             $    3,373.2
                                  =====================    =====================

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Adoption of FAS 133

The Company adopted Statement of Financial Accounting Standards No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the Fair Value of the derivative instruments to be recorded in current earnings or deferred in equity. Accordingly, during the first quarter of 2001, the Company increased its long-term debt and other assets by $29 from year-end 2000 to reflect the fair market value of its interest rate swap agreements and the related debt. It is the opinion of the Company's management that, due to its limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a significant effect on the Company's results of operation or its financial position.

Fair-Value Hedges

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. In 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the first quarter of 2001 was 6.24% for the $350 and 6.70% for the $14. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the period the related debt is outstanding. Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value of fixed rate debt not subject to the interest rate swaps exceeded its carrying value by $9.8 as of March 31, 2001, and was not significantly different from its carrying value as of December 31, 2000. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2001 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $46 and $50 (at cost) in inventory at March 31, 2001 and December 31, 2000, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Hedges of Net Investments in Foreign Operations

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at March 31, 2001 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure was $392.9 at March 31, 2001, compared to $375.5 at December 31, 2000. The increase in translation exposure was due primarily to a broad strengthening of Western European currencies (versus the U.S. dollar) and other factors.

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

Total Capitalization

         The following table shows the Company's total capitalization at March 31, 2001 and December 31, 2000. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

     (Dollar amounts in millions)                                March 31,                   December 31,
                                                                   2001                          2000
                                                           ----------------------         --------------------
     Long-term debt outstanding:
            Scheduled maturities                                   $   1,017.9                  $     988.4
              Average interest rates                                       6.5%                         6.8%
              Average maturities in years                                  4.6                          4.8
            Revolving credit/commercial paper                             20.4                            -
                                                           ----------------------         --------------------
                  Total long-term debt                                 1,038.3                        988.4
     Deferred income taxes and other
      liabilities                                                        112.5                        114.4
     Shareholders' equity                                              1,809.9                      1,793.8
                                                           ----------------------         --------------------
                  Total capitalization                                $2,960.7                  $   2,896.6
                                                           ======================         ====================

     Unused committed credit:
          Long-term                                                $     194.6                  $     215.0
          Short-term                                                     112.5                        112.5
                                                           ----------------------         --------------------
     Total unused committed credit                                    $  307.1                  $     327.5
                                                           ======================         ====================

     Cash and cash equivalents                                     $      12.2                  $      37.3
                                                           ======================         ====================


         Cash provided by operating activities was $86.3 million in the first three months of 2001, compared to $74.0 million in the first three months of 2000. Lower earnings were more than offset by reduced working capital (excluding acquisitions) and increased depreciation and amortization.

         Long-term debt outstanding increased to $1,038.3 million, and was 35.1% of total capitalization at March 31, 2001, up from 34.1% at the end of 2000. Due to implementation of Financial Accounting Standard No. 133, long-term debt increased $29 million from year-end 2000. The remainder of the increase was due to commercial paper outstanding at March 31, 2001. As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company's debt capital. At March 31, 2001, these obligations consisted primarily of the Company's privately placed and publicly owned medium-term notes and tax-exempt industrial development bonds.

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

Uses of Capital Resources

         The Company's internal investments to modernize and expand manufacturing capacity were $33.2 million in the first three months of 2001. In 2001, management anticipates internal investments will approximate $150 million, down from the nearly $170 million spent in 2000. During the first quarter of 2001, five businesses were acquired for $36.1 million in cash (net of cash acquired). In addition, the Company assumed $9.6 million of acquisition companies' debt and other liabilities. Two of the 2001 acquisitions were made in Residential Furnishings, two in Commercial Furnishings, and one in Specialized Products.
         Cash dividends on the Company's common stock were $44.9 million during the first three months of 2001. Company purchases of its common stock (net of issuances) totaled $14.8 million in the first quarter of 2001. These purchases were made primarily for employee stock plans.

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

Short-term Liquidity

         Working capital, including working capital from acquired companies, at March 31, 2001 was $940.9 million, up slightly from $928.7 million at year-end. During the last half of 2000, the Company began concentrating on reducing working capital levels. Due to the softening in market demand discussed below, under "Results of Operations", the desired reduction in inventory has not yet been achieved.

Results of Operations
---------------------

Discussion of Consolidated Results

         The Company's first quarter earnings were $.23 per diluted share, down 37.8% from last year's first quarter record earnings of $.37 per diluted share. Sales were a first quarter record $1.05 billion, an increase of .9% compared to the first quarter of 2000. Sales growth from numerous acquisitions was more than offset by a 7.4% decline in same location sales, as weak market demand continued to impact all five business segments.

         During the first quarter, the Company acquired five businesses with estimated annualized sales of approximately $61 million. The newly acquired companies have expanded annualized volume in the Company's segments as follows:
Residential Furnishings - $24 million; Commercial Furnishings - $36 million; Specialized Products - $1 million.

         The following table shows various measures of earnings as a percentage of sales for the first quarter in both of the last two years. It also shows the effective income tax rate and the ratio of earnings to fixed charges.

                                                         Quarter Ended
                                                           March 31,
                                                  2001                  2000
                                              --------------     ---------------
    Gross profit margin                             23.8%                 26.0%
    EBIT (earnings before interest and taxes)
    margin                                           8.5                  12.5
    Net profit margin                                4.4                   7.1
    Effective income tax rate                       36.9                  37.1
    Ratio of earnings to fixed charges               4.6x                  7.8x


         The Company's gross profit margin declined during the first three months of 2001, primarily reflecting weak market demand in all of the Company's business segments. Production cutbacks contributed to reduced plant utilization and lower overhead absorption, which significantly impacted gross profit and EBIT margins. Margins were also reduced by higher energy costs, increased medical and other costs, and higher interest expense, offset by a lower effective tax rate.

         The Company is making progress on its tactical plan announced in September 2000, aimed at improving performance, margins and shareholder return. The Company has sold, closed, or consolidated nine plants; reduced full time equivalent headcount by approximately 1,700 (excluding acquisitions); reorganized the management structure of the Commercial Fixtures and Displays group; reduced Aluminum Products overhead by $7 million annually; slowed the pace of acquisitions to about half of what it was in the prior year; and continued efforts to reduce working capital levels. The Company expects to continue this tactical course for several quarters and possibly longer, as conditions warrant. Once performance improves, the Company expects to return to its traditional level of acquisition activity. The Company's strategic, long-term growth plans remain unchanged.

Discussion of Segment Results

         A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.

         Residential Furnishings sales decreased 2.4%. Same location sales, which were partially offset by acquisitions, decreased 4.2%, and accounted for over half of the EBIT decline of 26.9%. Soft industry demand and efforts to reduce inventories resulted in lower production. Lower plant utilization rates, reduced overhead absorption, and higher costs for petroleum based raw materials in fiber and foam operations yielded lower margins.

         Commercial Furnishings sales increased 17.6% due to numerous acquisitions. Same location sales declined .2% for the period, as a small increase in sales of store fixtures, displays and storage products was offset by reduced sales of components for office and contract furniture. EBIT decreased 36.6%, reflecting reduced margins attributable to changing product mix and softness in the telecom and van fixtures business.

         Aluminum Products sales decreased 17.7%. Same location sales were down 19.8%, and were slightly offset by one acquisition. Reduced die cast component sales reflect weak market demand for a variety of consumer and industrial products, including castings for barbecue grills, diesel truck engine components, and castings for small gasoline engines, outdoor lighting and electrical products, and the telecom industry. EBIT decreased 43.4% due to reduced volumes, decreased efficiencies, and higher natural gas costs. Partially offsetting these items were lower costs from reduced overhead and the elimination of one smelter operation.

         Industrial Materials sales decreased 6.5%. Same location sales were down 10.6%, and were partially offset by acquisitions. EBIT declined 36.4%, mainly as a result of reduced sales and lower utilization. Non-recurring costs, including the closure of a wire mill, accounted for about two-fifths of the decline in EBIT.

         Specialized Product sales increased 32.7% due to acquisitions. Same location sales declined 7.9%, due primarily to slowing production in automotive markets. EBIT was down 15.7% due to reduced sales and changing product mix.

Seasonality

         The Company does not experience significant seasonality, however, quarter-to-quarter sales can vary in proportion to the total year by 1-2%. Management estimates that this 1-2% sales impact can have, at current average net margins and considering overhead absorption, an approximately 5-10% plus or minus impact on quarter-to-quarter earnings. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of the Company's businesses. For the Company's businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are lower. This small seasonality has become somewhat more pronounced, with the fourth quarter particularly showing proportionately lower sales due to the growth of the store fixtures business of Commercial Furnishings.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2001 the Company issued 1,961 shares of its common stock in a transaction which qualified for exemption from registration under the Securities Act by virtue of Regulation D and Section 4(2) of the Securities Act. The common stock was issued on February 22, 2001 to satisfy contractual obligations in connection with the 2000 acquisition of Southern Bedding, Inc. from its shareholders.

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

                                        LEGGETT & PLATT, INCORPORATED





DATE: May 9, 2001                  By: /s/ FELIX E. WRIGHT
                                       -------------------------
                                             Felix E. Wright
                                             President and
                                             Chief Executive Officer

DATE: May 9, 2001                  By: /s/ MICHAEL A. GLAUBER
                                       -------------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                                 EXHIBIT INDEX

Exhibit                                                          Page
-------                                                          ----

12       Computation of Ratio of Earnings to Fixed Charges        17