Form 10-Q
period 2001-06-30
LEGGETT & PLATT INC
filed 2001-08-13
CIK 58492

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ____________ to ________________

           For Quarter Ended                   Commission File Number
             June 30, 2001                             1-7845
           -----------------                   ----------------------

                          LEGGETT & PLATT, INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Missouri                                     44-0324630
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           No. 1 Leggett Road
           Carthage, Missouri                                     64836
----------------------------------------                    ----------------
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

Yes    X                 No
     ------                  -----

Common stock outstanding as of August 2, 2001: 196,554,419

                          PART I. FINANCIAL INFORMATION
                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

(Amounts in millions)                                    June 30,   December 31,
                                                          2001          2000
                                                         --------   ------------
CURRENT ASSETS
   Cash and cash equivalents                             $   35.5     $   37.3
   Accounts and notes receivable                            680.3        650.5
   Allowance for doubtful accounts                          (22.5)       (16.3)
   Inventories                                              630.9        671.8
   Other current assets                                      67.4         62.0
                                                         --------     --------
       Total current assets                               1,391.6      1,405.3

PROPERTY, PLANT & EQUIPMENT, NET                          1,014.4      1,018.4

OTHER ASSETS
   Excess cost of purchased companies over net
     assets acquired, less accumulated
     amortization of $103.3 in 2001 and $88.8 in 2000       860.1        846.0
   Other intangibles, less accumulated amortization of
     $39.0 in 2001 and $38.1 in 2000                         52.2         49.3
   Sundry                                                    83.3         54.2
                                                         --------     --------
       Total other assets                                   995.6        949.5
                                                         --------     --------
TOTAL ASSETS                                             $3,401.6     $3,373.2
                                                         ========     ========
CURRENT LIABILITIES
   Accounts and notes payable                            $  196.6     $  179.4
   Accrued expenses                                         207.3        201.5
   Other current liabilities                                 73.0         95.7
                                                         --------     --------
       Total current liabilities                            476.9        476.6
LONG-TERM DEBT                                              966.5        988.4
OTHER LIABILITIES                                            42.4         42.5
DEFERRED INCOME TAXES                                        72.1         71.9
SHAREHOLDERS' EQUITY
   Common stock                                               2.0          2.0
   Additional contributed capital                           417.6        423.5
   Retained earnings                                      1,509.1      1,460.0
   Accumulated other comprehensive income                   (44.9)       (45.4)
   Treasury stock                                           (40.1)       (46.3)
                                                          --------     --------
       Total shareholders' equity                         1,843.7      1,793.8
                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $3,401.6     $3,373.2
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

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(Amounts in millions, except per share data)

                                               Six Months Ended       Three Months Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                               2001        2000       2001         2000
                                             --------    --------    --------    --------

Net sales                                    $2,088.5    $2,139.2    $1,035.2    $1,095.6
Cost of goods sold                            1,585.9     1,579.2       783.7       807.1
                                             --------    --------    --------    --------
   Gross profit                                 502.6       560.0       251.5       288.5

Distribution and handling expenses               88.5        86.3        43.6        44.3
Selling and administrative expenses
                                                207.8       190.8       103.0        98.8
Amortization of excess cost of
  purchased companies and other
  intangibles                                    20.7        16.3        11.9         8.5
Other deductions (income), net                     .5         (.8)       (2.5)        (.1)
                                             --------    --------    --------    --------
   Earnings before interest
     and income taxes                           185.1       267.4        95.5       137.0
Interest expense                                 33.0        32.2        15.8        17.6
Interest income                                   1.5         2.7         1.0         1.2
                                             --------    --------    --------    --------
   Earnings before income taxes                 153.6       237.9        80.7       120.6
Income taxes                                     56.7        87.8        29.8        44.3
                                             --------    --------    --------    --------
   NET EARNINGS                              $   96.9    $  150.1     $  50.9    $   76.3
                                             ========    ========    ========    ========
Earnings Per Share
   Basic                                     $    .49    $    .75    $    .26    $    .38
   Diluted                                   $    .48    $    .75    $    .25    $    .38
Cash Dividends Declared
   Per Share                                 $    .24    $    .20    $    .12    $    .10
Average Shares Outstanding
   Basic                                        199.3       198.9       199.4       199.0
   Diluted                                      200.3       200.5       200.2       200.6




See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Amounts in millions)

                                                            Six Months Ended
                                                                June 30,
                                                           ------------------
                                                            2001        2000
                                                           -------    -------
OPERATING ACTIVITIES
Net Earnings                                               $  96.9    $ 150.1
Adjustments to reconcile net earnings to net cash
  provided by operating activities

   Depreciation                                               75.6       65.2
   Amortization                                               20.7       16.3
   Other                                                      (4.0)       (.3)
   Other changes, net of effects from
     purchase of companies
       (Increase) in accounts receivable, net                (17.5)     (56.6)
       Decrease (Increase) in inventories                     48.4      (24.6)
       (Increase) in other current assets                     (4.1)      (3.3)
       Increase in current liabilities                        35.6       41.5
                                                           -------    -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES       251.6      188.3

INVESTING ACTIVITIES
   Additions to property, plant and equipment                (69.1)     (81.5)
   Purchases of companies, net of cash acquired              (38.4)    (203.4)
   Other                                                       1.1      (16.2)
                                                           -------    -------
             NET CASH USED FOR INVESTING ACTIVITIES         (106.4)    (301.1)

FINANCING ACTIVITIES
   Additions to debt                                          37.8      392.0
   Payments on debt                                          (92.8)    (203.1)
   Dividends paid                                            (68.8)     (57.0)
   Issuances of common stock                                   9.2        2.3
   Purchases of common stock                                 (31.5)     (25.4)
   Other                                                       (.9)       1.1
                                                           -------    -------
             NET CASH PROVIDED BY (USED FOR)
                FINANCING ACTIVITIES                        (147.0)     109.9
                                                           -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1.8)      (2.9)
CASH AND CASH EQUIVALENTS - January 1,                        37.3       20.6
                                                           -------    -------
CASH AND CASH EQUIVALENTS - June 30,                       $  35.5    $  17.7
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

2.   INVENTORIES

     Inventories, about 50% of which are valued using the Last-in, First-out
     (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:


                                                     June 30,     December 31,
                                                       2001           2000
                                                     --------     ------------
At First-In, First-Out (FIFO) cost
   Finished goods                                     $339.4         $336.8
   Work in process                                      76.1           89.2
   Raw materials and supplies                          224.3          255.5
                                                      ------         ------
                                                       639.8          681.5
Excess of FIFO cost over LIFO cost                      (8.9)          (9.7)
                                                      ------         ------
                                                      $630.9         $671.8
                                                      ======         ======

3.   PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment comprised the following:


                                                       June 30,    December 31,
                                                         2001          2000
                                                       --------    ------------
Property, plant and equipment, at cost                 $1,882.8      $1,822.8
Less accumulated depreciation                             868.4         804.4
                                                       --------      --------
                                                       $1,014.4      $1,018.4
                                                       ========      ========

4.   COMPREHENSIVE INCOME

     In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the six months ending June 30, 2001 and 2000, comprehensive income was $97.4 and $140.3, respectively.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows:


                                       Six Months Ended     Three Months Ended
                                            June 30,            June 30,
                                       -----------------    ------------------
                                        2001       2000      2001        2000
                                       ------     ------    ------      ------
Basic
   Weighted average shares
     outstanding, including
     shares issuable for
     little or no cash                  199.3      198.9     199.4       199.0
                                       ======     ======    ======      ======
   Net earnings                        $ 96.9     $150.1    $ 50.9      $ 76.3
                                       ======     ======    ======      ======
   Earnings per share - basic          $  .49     $  .75    $  .26      $  .38
                                       ======     ======    ======      ======
Diluted
   Weighted average shares
     outstanding, including
     shares issuable for
     little or no cash                  199.3      198.9     199.4       199.0

   Additional dilutive shares
     principally from the
     assumed exercise of
     outstanding stock options            1.0        1.6        .8         1.6
                                       ------     ------    ------      ------
                                        200.3      200.5     200.2       200.6
                                       ======     ======    ======      ======
   Net earnings                        $ 96.9 $    150.1    $ 50.9      $ 76.3
                                       ======     ======    ======      ======
   Earnings per share - diluted        $  .48     $  .75    $  .25      $  .38
                                       ======     ======    ======      ======

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

     A summary of segment results for the six months ended June 30, 2001 and 2000 and the quarters ended June 30, 2001 and 2000 are shown in the following tables. Segment figures for 2000 include the reclass of one operation from Commercial Furnishings to Industrial Materials.

                                                    Inter-
                                         External   Segment    Total
                                          Sales      Sales     Sales      EBIT
                                         --------   -------   --------   ------
     Six Months ended June 30, 2001

     Residential Furnishings             $1,025.6    $  6.2   $1,031.8   $ 92.4
     Commercial Furnishings                 484.5       1.8      486.3     29.0
     Aluminum Products                      250.4       8.4      258.8     17.5
     Industrial Materials                   143.6     106.8      250.4     28.4
     Specialized Products                   184.4      30.1      214.5     22.6
     Intersegment eliminations                -         -          -       (5.6)
     Change in LIFO reserve                   -         -          -        0.8
                                         --------    ------   --------   ------
                                         $2,088.5    $153.3   $2,241.8   $185.1
                                         ========    ======   ========   ======

     Six Months ended June 30, 2000

     Residential Furnishings             $1,076.3    $  4.9   $1,081.2   $127.3
     Commercial Furnishings                 458.3       2.3      460.6     52.5
     Aluminum Products                      301.6       8.3      309.9     29.8
     Industrial Materials                   164.1     111.8      275.9     42.9
     Specialized Products                   138.9      25.4      164.3     24.7
     Intersegment eliminations                -         -          -       (6.5)
     Change in LIFO reserve                   -         -          -       (3.3)
                                         --------    ------   --------   ------
                                         $2,139.2    $152.7   $2,291.9   $267.4
                                         ========    ======   ========   ======

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     7. SEGMENT INFORMATION (continued)

                                                     Inter-
                                         External   Segment    Total
                                          Sales      Sales     Sales      EBIT
                                         --------   -------   --------   ------
     Quarter ended June 30, 2001

     Residential Furnishings             $  507.2    $  3.0   $  510.2   $ 47.1
     Commercial Furnishings                 239.8       1.0      240.8     14.3
     Aluminum Products                      120.5       4.3      124.8      8.1
     Industrial Materials                    71.8      52.0      123.8     15.3
     Specialized Products                    95.9      14.7      110.6     12.4
     Intersegment eliminations                -         -          -       (2.1)
     Change in LIFO reserve                   -         -          -          4
                                         --------    ------   --------   ------
                                         $1,035.2    $ 75.0   $1,110.2   $ 95.5
                                         ========    ======   ========   ======

     Quarter ended June 30, 2000

     Residential Furnishings             $  544.0    $  2.7   $  546.7   $ 65.3
     Commercial Furnishings                 250.5       1.3      251.8     29.3
     Aluminum Products                      142.6       4.4      147.0     13.2
     Industrial Materials                    85.3      55.2      140.5     22.3
     Specialized Products                    73.2      12.8       86.0     12.6
     Intersegment eliminations                -         -          -       (3.8)
     Change in LIFO reserve                   -         -          -       (1.9)
                                         --------    ------   --------   ------
                                         $1,095.6    $ 76.4   $1,172.0   $137.0
                                         ========    ======   ========   ======

Asset information for the Company's segments at June 30, 2001 and December 31, 2000 is shown in the following table:




                                           June 30,       December 31,
                                             2001             2000
                                           --------       ------------
     Assets
     Residential Furnishings               $1,232.3         $1,223.2
     Commercial Furnishings                   930.2            896.5
     Aluminum Products                        451.2            478.7
     Industrial Materials                     247.7            264.9
     Specialized Products                     345.9            336.4
     Unallocated assets                       255.5            242.6
     Adjustment to period-end
       vs. average assets                     (61.2)           (69.1)
                                           --------         --------
                                           $3,401.6         $3,373.2
                                           ========         ========

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Adoption of FAS 133

     The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. Accordingly, at June 30, 2001, the Company increased its long-term debt and other assets by a total of $26.2 from year-end 2000 to reflect the fair market value of its interest rate swap agreements and the related debt. It is the opinion of the Company's management that, due to its limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a significant effect on the Company's results of operation or its financial position.

     Fair-Value Hedges

     The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. In 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the second quarter of 2001 was 4.90% for the $350 and 5.18% for the $14. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the period the related debt is outstanding. Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value of fixed rate debt not subject to the interest rate swaps exceeded its carrying value by $6.8 as of June 30, 2001, and was not significantly different from its carrying value as of December 31, 2000. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2001 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $42 and $50 (at cost) in inventory at June 30, 2001 and December 31, 2000, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

     Hedges of Net Investments in Foreign Operations

     The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at June 30, 2001 was not significant.

     The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure was $458.4 at June 30, 2001, compared to $428.7 at December 31, 2000. The increase in translation exposure was due primarily to acquisition activity in Western Europe and other factors.

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

Total Capitalization

     The following table shows the Company's total capitalization at June 30, 2001 and December 31, 2000. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

     (Dollar amounts in millions)                    June 30,     December 31,
                                                       2001           2000
                                                     --------     ------------
     Long-term debt outstanding:
            Scheduled maturities                     $  966.5       $  988.4
              Average interest rates                      5.9%           6.8%
              Average maturities in years                 4.4            4.8
            Revolving credit/commercial paper             -              -
                                                     --------       --------
                  Total long-term debt                  966.5          988.4
     Deferred income taxes and other
      liabilities                                       114.5          114.4
     Shareholders' equity                             1,843.7        1,793.8
                                                     --------       --------
                  Total capitalization               $2,924.7       $2,896.6
                                                     ========       ========

     Unused committed credit:
          Long-term                                  $  215.0       $  215.0
          Short-term                                    112.5          112.5
                                                     --------       --------
     Total unused committed credit                   $  327.5       $  327.5
                                                     ========       ========
     Cash and cash equivalents                       $   35.5       $   37.3
                                                     ========       ========

     Cash provided by operating activities was $251.6 million in the first six months of 2001, compared to $188.3 million in the first six months of 2000. Lower earnings in 2001 were more than offset by reduced working capital (excluding acquisitions) and increased depreciation and amortization.

     Long-term debt outstanding decreased to $966.5 million, and was 33.0% of total capitalization at June 30, 2001, down from 34.1% at the end of 2000. Due to implementation of Financial Accounting Standard No. 133, long-term debt increased $26.2 million from year-end 2000. That increase was more than offset by the maturity of $50 in medium-term notes in June 2001. As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company's debt capital. At June 30, 2001, these obligations consisted primarily of the Company's privately placed and publicly owned medium-term notes and tax-exempt industrial development bonds.

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

Uses of Capital Resources

     The Company's internal investments to modernize and expand manufacturing capacity were $69.1 million in the first six months of 2001. In 2001, management anticipates internal investments will approximate $150 million, down from the nearly $170 million spent in 2000. During the first six months of 2001, six businesses were acquired for $38.4 million in cash (net of cash acquired). In addition, the Company assumed $13.6 million of acquisition companies' debt and other liabilities. Two of the 2001 acquisitions were made in Residential Furnishings, three in Commercial Furnishings, and one in Specialized Products.

     Cash dividends on the Company's common stock were $68.8 million during the first six months of 2001. Company purchases of its common stock (net of issuances) totaled $22.3 million in the first six months of 2001. These purchases were made primarily for employee stock plans.

     The Board of Directors annually authorizes management, at its discretion, to buy up to 2,000,000 shares of Leggett stock for use in employee benefit plans. This authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

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

Short-term Liquidity

     Working capital, including working capital from acquired companies, at June 30, 2001 was $914.7 million, down from $928.7 million at year-end. During the last half of 2000, the Company increased its focus on reducing working capital levels. Due to the softening in market demand discussed below, under "Results of Operations", the desired reduction in inventory has not yet been achieved.

Results of Operations

Discussion of Consolidated Results

     The Company's second quarter earnings were $.25 per diluted share, down 34.2% from last year's second quarter record earnings of $.38 per diluted share. Sales were $1.04 billion, a decrease of 5.5% versus second quarter 2000. Sales growth from acquisitions was more than offset by a 12.0% decline in same location sales, as weak market demand continued to impact all five business segments. Production was down significantly from last year, resulting in reduced plant utilization and overhead absorption, and significantly impacting profit margins and earnings. Sequentially, sales declined 1.7% from first quarter; however, earnings improved 10.7%, or 2.5 cents per share, from first quarter's $.23 per diluted share.

     During the second quarter of 2001, the Company acquired one business with estimated annualized sales of approximately $8 million. This is a UK designer and manufacturer of point-of-purchase store displays.

     The following table shows various measures of earnings as a percentage of sales for the last two years. It also shows the effective income tax rate and the ratio of earnings to fixed charges.

                                       Six Months Ended     Quarter Ended
                                           June 30,           June 30,
                                       ----------------     -------------
                                       2001        2000     2001     2000
                                       ----        ----     ----     ----
    Gross profit margin                24.1%       26.2%    24.3%    26.3%
    EBIT (earnings before
     interest and
      taxes) margin                     8.9        12.5      9.2     12.5
    Net profit margin                   4.6         7.0      4.9      7.0
    Effective income tax rate          36.9        36.9     36.9     36.7
     Ratio of earnings
     to fixed charges                   4.9x        7.3x     5.2x     6.9x

     The Company's gross profit margin declined during the second quarter and first six months of 2001, primarily reflecting weak market demand in all of the Company's business segments. Production cutbacks contributed to reduced plant utilization and lower overhead absorption, which significantly impacted gross profit and EBIT margins. Margins were also reduced by higher medical, bad debt, energy and other costs, partially offset by cost improvements.

     The Company is making steady progress on its tactical plan announced in September 2000, aimed at improving performance, margins and shareholder return. The Company has consolidated or sold ten facilities; restructured other operations; reduced full time equivalent headcount by approximately 3,000 (excluding acquisitions); and reduced capital and acquisition spending. In the second quarter the Company held capital spending to $36 million; completed one small acquisition; reduced working capital; repurchased .4 million shares of stock at an average price of $19.60; repaid $74 million of long-term debt, and added $23 million to cash and equivalents. The Company expects to continue this tactical course for several quarters and possibly longer, as conditions warrant. Once economic conditions and performance improve, the Company expects to return to its traditional level of acquisition activity. The Company's strategic, long-term growth plans remain unchanged.

Discussion of Segment Results

     A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.

Second Quarter Discussion

     Residential Furnishings sales decreased 6.7%. Same location sales, which were partially offset by acquisitions, decreased 9.3%. EBIT declined 27.9% during the quarter. Lower same location sales accounted for all of the EBIT decline. With fewer goods being produced, unabsorbed overhead increased, and margin declined significantly.

     Commercial Furnishings sales decreased 4.4%. Same location sales declined 11.5%, and were partially offset by sales increases from acquisitions. EBIT decreased $15 million, or 51.2%, due to lower same location sales. The Fixture and Display group incurred a $4 million non-recurring expense for restructuring and plant consolidation, but this was more than offset by improvement at a single acquisition that posted significant losses last year.

     Aluminum Products sales decreased 15.1%. Same location sales were down 18.2%, and were slightly offset by one acquisition. Reduced die cast component sales reflect weak market demand in a variety of consumer and industrial sectors, especially in the telecom, electrical, diesel engine, and barbecue grill markets. EBIT decreased 38.6% due to reduced sales volumes, decreased efficiencies, and higher natural gas costs. Partially offsetting these items were lower costs from reduced overhead and the elimination of one smelter operation.

     Industrial Materials sales decreased 11.9%. Same location sales were down 15.7%, and were partially offset by acquisitions. EBIT declined 31.4%, as a result of lower sales volumes.

     Specialized Product sales increased 28.6% due to acquisitions. Same location sales declined 4.4% and EBIT was essentially flat, with gains from acquisitions offset by slowing production and reduced demand in automotive markets.

Six Month Discussion

     Residential Furnishings sales decreased 4.6%. Same location sales, which were partially offset by acquisitions, decreased 6.8%. EBIT declined 27.4% during the period. Soft industry demand and inventory reduction efforts resulted in lower production. The lower plant utilization reduced overhead absorption, yielding lower margins.

     Commercial Furnishings sales increased 5.6% due to numerous acquisitions. Same location sales declined 6.4%. EBIT decreased $23.5 million, or 44.8%, due primarily to lower same location sales and reduced margins attributable to changing product mix and softness in the telecom and van fixtures business.

     Aluminum Products sales decreased 16.5%. Same location sales were down 19.1%, and were slightly offset by one acquisition. Reduced die cast component sales reflect weak market demand in a variety of consumer and industrial sectors, especially in the telecom, electrical, diesel engine, and barbecue grill markets. EBIT decreased 41.3% due to reduced volumes, decreased efficiencies, and higher natural gas costs. Partially offsetting these items were lower costs from reduced overhead and the elimination of one smelter operation.

     Industrial Materials sales decreased 9.2%. Same location sales were down 13.2%, and were partially offset by acquisitions. EBIT declined 33.8%, as a result of reduced sales volumes and lower plant utilization.

     Specialized Product sales increased 30.6% due to acquisitions. Same location sales declined 6.1%, due primarily to slowing production and reduced demand in automotive markets. EBIT was down 8.5% due to reduced sales and changing product mix.

Seasonality

     The Company does not experience significant seasonality, however, quarter-to-quarter sales can vary in proportion to the total year by 1-2%. Management estimates that this 1-2% sales impact can have, at current average net margins and considering normal overhead absorption, an approximately 5-10% plus or minus impact on quarter-to-quarter earnings. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of the Company's businesses. For the Company's businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are lower. This small seasonality has become somewhat more pronounced, with the fourth quarter particularly showing proportionately lower sales due to the growth of the store fixtures business of Commercial Furnishings.

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

New Financial Accounting Standards Board Statements

     The Financial Accounting Standards Board (FASB) recently issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The amortization of goodwill ceases upon adoption of Statement No. 142 on January 1, 2002. The Company is presently evaluating the specific requirements of each of these Statements, but the impact on earnings and financial position in the future could be significant depending upon acquisition activity and other factors.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 9, 2001. Matters voted upon were (1) election of directors, (2) the amendment and restatement of the Company's 1989 Flexible Stock Plan, and (3) the ratification of the Board's selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2001.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1. Election of Directors

        DIRECTOR                        FOR                 WITHHELD

Raymond F. Bentele                  168,741,823             2,197,185
Ralph W. Clark                      168,410,989             2,528,019
Harry M. Cornell, Jr.               168,598,640             2,340,368
Robert Ted Enloe III                161,049,988             9,889,020
Richard T. Fisher                   168,672,186             2,266,822
Bob L. Gaddy                        168,243,272             2,695,736
David S. Haffner                    168,542,464             2,396,544
Thomas A. Hays                      168,717,017             2,221,991
Robert A. Jefferies, Jr.            168,409,161             2,529,847
Alexander M. Levine                 168,338,847             2,600,161
Duane W. Potter                     168,398,175             2,540,833
Maurice E. Purnell, Jr.             165,458,285             5,480,723
Alice L. Walton                     168,643,557             2,295,451
Felix E. Wright                     151,512,331            19,426,677

2. Amendment and restatement of the Company's 1989 Flexible Stock Plan

         FOR                       AGAINST                         ABSTAIN

     133,586,775                 36,149,495                       1,202,738

3. Ratification of independent accountants

         FOR                       AGAINST                         ABSTAIN

     169,354,054                   974,872                         610,082



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

                                        LEGGETT & PLATT, INCORPORATED




DATE: August 10, 2001                  By: /s/ FELIX E. WRIGHT
                                           -------------------------
                                             Felix E. Wright
                                             President and
                                             Chief Executive Officer



DATE: August 10, 2001                  By: /s/ MICHAEL A. GLAUBER
                                           -------------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                                  EXHIBIT INDEX


Exhibit                                                               Page
-------                                                               ----

12       Computation of Ratio of Earnings to Fixed Charges             19