Form 10-Q
period 2001-09-30
LEGGETT & PLATT INC
filed 2001-10-31
CIK 58492

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ____________ to ________________


            For Quarter Ended                       Commission File Number
            September 30, 2001                              1-7845
  ----------------------------------------      -------------------------------


                          LEGGETT & PLATT, INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                 Missouri                                  44-0324630
  ----------------------------------------      -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


            No. 1 Leggett Road
            Carthage, Missouri                               64836
  ----------------------------------------      -------------------------------
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

Yes    X             No  ______

Common stock outstanding as of October 23, 2001:     196,484,229

                          PART I. FINANCIAL INFORMATION
                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(Amounts in millions)

                                                           September 30,    December 31,
                                                               2001             2000
                                                           -------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                  $   126.4        $    37.3
  Accounts and notes receivable                                  732.8            650.5
  Allowance for doubtful accounts                                (27.7)           (16.3)
  Inventories                                                    596.0            671.8
  Other current assets                                            63.7             62.0
                                                             ---------        ---------
      Total current assets                                     1,491.2          1,405.3

PROPERTY, PLANT & EQUIPMENT, NET                                 995.9          1,018.4

OTHER ASSETS
  Excess cost of purchased companies over net
    assets acquired, less accumulated amortization
    of $106.2 in 2001 and $88.8 in 2000                          858.4            846.0
  Other intangibles, less accumulated amortization
    of $40.1 in 2001 and $38.1 in 2000                            45.9             49.3
  Sundry                                                         106.3             54.2
                                                             ---------        ---------
      Total other assets                                       1,010.6            949.5
                                                             ---------        ---------
TOTAL ASSETS                                                 $ 3,497.7        $ 3,373.2
                                                             =========        =========

CURRENT LIABILITIES
  Accounts and notes payable                                 $   202.5        $   179.4
  Accrued expenses                                               249.1            201.5
  Other current liabilities                                       76.3             95.7
                                                             ---------        ---------
      Total current liabilities                                  527.9            476.6
LONG-TERM DEBT                                                   984.0            988.4
OTHER LIABILITIES                                                 46.4             42.5
DEFERRED INCOME TAXES                                             71.6             71.9
SHAREHOLDERS' EQUITY
  Common stock                                                     2.0              2.0
  Additional contributed capital                                 417.9            423.5
  Retained earnings                                            1,540.8          1,460.0
  Accumulated other comprehensive income                         (47.1)           (45.4)
  Treasury stock                                                 (45.8)           (46.3)
                                                             ---------        ---------
      Total shareholders' equity                               1,867.8          1,793.8
                                                             ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,497.7        $ 3,373.2
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

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(Amounts in millions, except per share data)

                                             Nine Months Ended      Three Months Ended
                                               September 30,           September 30,
                                           ---------------------   ---------------------
                                             2001        2000        2001        2000
                                           ---------   ---------   ---------   ---------
Net sales                                  $ 3,145.3   $ 3,268.8   $ 1,056.8   $ 1,129.6
Cost of goods sold                           2,384.9     2,424.7       799.0       845.5
                                           ---------   ---------   ---------   ---------
  Gross profit                                 760.4       844.1       257.8       284.1

Distribution and handling expenses             132.4       131.0        43.9        44.7
Selling and administrative expenses            313.2       291.2       105.4       100.4
Amortization of excess cost of
  purchased companies and other
  intangibles                                   29.9        25.3         9.2         9.0
Other deductions (income), net                    .6         3.1          .1         3.9
                                           ---------   ---------   ---------   ---------
  Earnings before interest
    and income taxes                           284.3       393.5        99.2       126.1

Interest expense                                46.2        49.4        13.2        17.2
Interest income                                  3.1         3.0         1.6          .3
                                           ---------   ---------   ---------   ---------
  Earnings before income taxes                 241.2       347.1        87.6       109.2
Income taxes                                    89.0       128.1        32.3        40.3
                                           ---------   ---------   ---------   ---------
  NET EARNINGS                             $   152.2   $   219.0   $    55.3   $    68.9
                                           =========   =========   =========   =========

Earnings Per Share
  Basic                                    $     .76   $    1.10   $     .28   $     .35
  Diluted                                  $     .76   $    1.09   $     .28   $     .34

Cash Dividends Declared
  Per Share                                $     .36   $     .31   $     .12   $     .11

Average Shares Outstanding
  Basic                                        199.4       199.0       199.7       199.3
  Diluted                                      200.5       200.5       200.7       200.7



See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Amounts in millions)

                                                               Nine Months Ended
                                                                 September 30,
                                                           -------------------------
                                                              2001            2000
                                                           ---------       ---------
OPERATING ACTIVITIES
Net Earnings                                               $   152.2       $   219.0
Adjustments to reconcile net earnings to net cash
  provided by operating activities
  Depreciation                                                 114.6           101.5
  Amortization                                                  29.9            25.3
  Other                                                         (6.0)            8.6
  Other changes, net of effects from
   purchase of companies
     (Increase) in accounts receivable, net                    (67.4)          (83.9)
     Decrease (Increase) in inventories                         90.4            (1.5)
     Decrease (Increase) in other current assets                  .4            (5.4)
     Increase in current liabilities                            99.0            48.0
                                                           ---------       ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              413.1           311.6

INVESTING ACTIVITIES
   Additions to property, plant and equipment                 (103.4)         (124.7)
   Purchases of companies, net of cash acquired                (58.9)         (223.9)
   Other                                                        23.1           (15.7)
                                                           ---------       ---------
        NET CASH USED FOR INVESTING ACTIVITIES                (139.2)         (364.3)

FINANCING ACTIVITIES
   Additions to debt                                            46.2           396.1
   Payments on debt                                            (97.3)         (228.7)
   Dividends paid                                              (92.5)          (78.6)
   Issuances of common stock                                    10.9             3.0
   Purchases of common stock                                   (47.7)          (32.9)
   Other                                                        (4.4)           (3.0)
                                                           ---------       ---------
        NET CASH (USED FOR) PROVIDED BY
         FINANCING ACTIVITIES                                 (184.8)           55.9
                                                           ---------       ---------
INCREASE IN CASH AND CASH EQUIVALENTS                           89.1             3.2
CASH AND CASH EQUIVALENTS - January 1,                          37.3            20.6
                                                           ---------       ---------
CASH AND CASH EQUIVALENTS - September 30,                  $   126.4       $    23.8
                                                           =========       =========



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

2.   INVENTORIES

     Inventories, about 50% of which are valued using the Last-in, First-out
     (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

                                               September 30,   December 31,
                                                   2001            2000
                                               -------------   ------------
       At First-In, First-Out (FIFO) cost
         Finished goods                         $    313.4      $    336.8
         Work in process                              73.3            89.2
         Raw materials and supplies                  217.6           255.5
                                                ----------      ----------
                                                     604.3           681.5
       Excess of FIFO cost over LIFO cost             (8.3)           (9.7)
                                                ----------      ----------
                                                $    596.0      $    671.8
                                                ==========      ==========

3.   PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment comprised the following:

                                               September 30,   December 31,
                                                   2001            2000
                                               -------------   ------------

      Property, plant and equipment, at cost    $  1,882.5      $  1,822.8
      Less accumulated depreciation                  886.6           804.4
                                                ----------      ----------
                                                $    995.9      $  1,018.4
                                                ==========      ==========

4.   COMPREHENSIVE INCOME

     In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the nine months ending September 30, 2001 and 2000, comprehensive income was $150.5 and $203.1, respectively.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


5. EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows:

                                            Nine Months Ended        Three Months Ended
                                              September 30,             September 30,
                                           --------------------     ---------------------
                                             2001        2000         2001         2000
                                           --------    --------     --------     --------
     Basic

       Weighted average shares
         outstanding, including
         shares issuable for
         little or no cash                    199.4       199.0        199.7        199.3
                                           ========    ========     ========     ========
       Net earnings                        $  152.2    $  219.0     $   55.3     $   68.9
                                           ========    ========     ========     ========
       Earnings per share - basic          $    .76    $   1.10     $    .28     $    .35
                                           ========    ========     ========     ========

     Diluted
       Weighted average shares
         outstanding, including
         shares issuable for
         little or no cash                    199.4       199.0        199.7        199.3

       Additional dilutive shares
         principally from the
         assumed exercise of
         outstanding stock options              1.1         1.5          1.0          1.4
                                           --------    --------     --------     --------
                                              200.5       200.5        200.7        200.7
                                           ========    ========     ========     ========
        Net earnings                       $  152.2    $  219.0     $   55.3     $   68.9
                                           ========    ========     ========     ========
        Earnings per share - diluted       $    .76    $   1.09     $    .28     $    .34
                                           ========    ========     ========     ========

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

     A summary of segment results for the nine months ended September 30, 2001 and 2000 and the quarters ended September 30, 2001 and 2000 are shown in the following tables. Segment figures for 2000 include the reclass of one operation from Commercial Furnishings to Industrial Materials.

                                                           Inter-
                                              External     Segment        Total
                                               Sales        Sales         Sales        EBIT
                                             ----------   ---------    ----------    --------
     Nine Months ended Sept. 30, 2001

     Residential Furnishings                 $  1,549.9   $     8.9    $  1,558.8    $   136.5
     Commercial Furnishings                       749.5         3.0         752.5         56.4
     Aluminum Products                            350.2        12.0         362.2         22.6
     Industrial Materials                         225.6       159.5         385.1         41.6
     Specialized Products                         270.1        41.5         311.6         30.1
     Intersegment eliminations                      -           -             -           (4.3)
     Change in LIFO reserve                         -           -             -            1.4
                                             ----------   ---------    ----------    ---------
                                             $  3,145.3   $   224.9    $  3,370.2    $   284.3
                                             ==========   =========    ==========    =========

     Nine Months ended Sept. 30, 2000

     Residential Furnishings                 $  1,628.8   $     7.5    $  1,636.3    $   184.8
     Commercial Furnishings                       750.4         3.3         753.7         92.7
     Aluminum Products                            413.5        12.2         425.7         29.8
     Industrial Materials                         248.8       166.7         415.5         61.1
     Specialized Products                         227.3        36.6         263.9         35.1
     Intersegment eliminations                      -           -             -           (5.2)
     Change in LIFO reserve                         -           -             -           (4.8)
                                             ----------   ---------    ----------    ---------
                                             $  3,268.8   $   226.3    $  3,495.1    $   393.5
                                             ==========   =========    ==========    =========

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


7. SEGMENT INFORMATION (continued)

                                                           Inter-
                                              External     Segment        Total
                                                Sales       Sales         Sales         EBIT
                                             ----------   ---------    ----------    ----------
Quarter ended September 30, 2001

Residential Furnishings                      $    524.3   $     2.7    $    527.0    $     44.1
Commercial Furnishings                            265.0         1.2         266.2          27.4
Aluminum Products                                  99.8         3.6         103.4           5.1
Industrial Materials                               82.0        52.7         134.7          13.2
Specialized Products                               85.7        11.4          97.1           7.5
Intersegment eliminations                           -           -             -             1.3
Change in LIFO reserve                              -           -             -              .6
                                             ----------   ---------    ----------    ----------
                                             $  1,056.8   $    71.6    $  1,128.4    $     99.2
                                             ==========   =========    ==========    ==========

Quarter ended September 30, 2000

Residential Furnishings                      $    552.5   $     2.6    $    555.1    $     57.5
Commercial Furnishings                            292.1         1.0         293.1          40.2
Aluminum Products                                 111.9         3.9         115.8            .0
Industrial Materials                               84.7        54.9         139.6          18.2
Specialized Products                               88.4        11.2          99.6          10.4
Intersegment eliminations                           -           -             -             1.3
Change in LIFO reserve                              -           -             -            (1.5)
                                             ----------   ---------    ----------    ----------
                                             $  1,129.6   $    73.6    $  1,203.2    $    126.1
                                             ==========   =========    ==========    ==========

Asset information for the Company's segments at September 30, 2001 and December 31, 2000 is shown in the following table:

                                              September 30,       December 31,
                                                  2001               2000
                                             --------------     --------------
Assets

Residential Furnishings                       $    1,226.0       $    1,223.2
Commercial Furnishings                               923.2              896.5
Aluminum Products                                    441.9              478.7
Industrial Materials                                 262.9              264.9
Specialized Products                                 349.6              336.4
Unallocated assets                                   336.0              242.6
Adjustment to period-end
  vs. average assets                                 (41.9)             (69.1)
                                             --------------     --------------
                                              $    3,497.7       $    3,373.2
                                             ==============     ==============

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Adoption of FAS 133

The Company adopted Statement of Financial Accounting Standards No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in equity. Accordingly, at September 30, 2001, the Company increased its long-term debt and other assets by a total of $40.1 from year-end 2000 to reflect the fair market value of its interest rate swap agreements and the related debt. It is the opinion of the Company's management that, due to its limited use of significant hedging or other activities involving derivative instruments, changes in the fair value of derivatives will not have a significant effect on the Company's results of operation or its financial position.

Fair-Value Hedges

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. In 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the third quarter of 2001 was 3.99% for the $350 and 4.09% for the $14. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the period the related debt is outstanding. Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value of fixed rate debt not subject to the interest rate swaps was greater than its carrying value by $4.8 as of September 30, 2001, and was not significantly different from its carrying value as of December 31, 2000. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2001 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $41 and $50 (at cost) in inventory at September 30, 2001 and December 31, 2000, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Hedges of Net Investments in Foreign Operations

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments for certain machinery purchases, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at September 30, 2001 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure was $482.8 at September 30, 2001, compared to $428.7 at December 31, 2000. The increase in translation exposure was due primarily to acquisition activity in Western Europe, strengthening of European currencies against the U.S. dollar and other factors.

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

Total Capitalization

     The following table shows the Company's total capitalization at September 30, 2001 and December 31, 2000. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements and the amount of cash and cash equivalents.

   (Dollar amounts in millions)            September 30,       December 31,
                                               2001               2000
                                          ---------------     --------------
   Long-term debt outstanding:
     Scheduled maturities                  $      984.0        $     988.4
       Average interest rates                       5.4%               6.8%
       Average maturities in years                  4.1                4.8
     Revolving credit/commercial paper              -                  -
                                          --------------      --------------
           Total long-term debt                   984.0              988.4
   Deferred income taxes and other
    liabilities                                   118.0              114.4
   Shareholders' equity                         1,867.8            1,793.8
                                          --------------      --------------
                Total capitalization       $    2,969.8        $   2,896.6
                                          ==============      ==============

   Unused committed credit:
        Long-term                          $      215.0        $     215.0
        Short-term                                110.0              112.5
                                          --------------      --------------
   Total unused committed credit           $      325.0        $     327.5
                                          ==============      ==============

   Cash and cash equivalents               $      126.4        $      37.3
                                          ==============      ==============

     Cash provided by operating activities was $413.1 million in the first nine months of 2001, compared to $311.6 million in the first nine months of 2000. Lower earnings in 2001 were more than offset by a decline in working capital (excluding acquisitions), primarily related to inventory reduction, increased depreciation and amortization and increased current liabilities.

     Long-term debt outstanding decreased to $984.0 million, and was 33.1% of total capitalization at September 30, 2001, down from 34.1% at the end of 2000. Due to implementation of Financial Accounting Standard No. 133, long-term debt increased $40.1 million from year-end 2000. That increase was more than offset by the maturity of $50 in medium-term notes in June 2001. As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company's debt capital. At September 30, 2001, these obligations consisted primarily of the Company's privately placed and publicly held medium-term notes and tax-exempt industrial development bonds.

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

Uses of Capital Resources

     The Company's internal investments to modernize and expand manufacturing capacity were $103.4 million in the first nine months of 2001. In 2001, management anticipates internal investments will approximate $140 million, down from the nearly $170 million spent in 2000. During the first nine months of 2001, seven businesses were acquired for $58.9 million in cash (net of cash acquired). In addition, the Company assumed $12.5 million of acquisition companies' debt and other liabilities. Two of the 2001 acquisitions were made in Residential Furnishings, three in Commercial Furnishings, one in Industrial Materials, and one in Specialized Products.

     During the third quarter the Company divested its consumer shelving and kitchen housewares businesses. These small, profitable pieces of the Store Fixtures and Displays operations generated about $20 million in annual revenue, but were not an area of focus for Leggett.

     Cash dividends on the Company's common stock were $92.5 million during the first nine months of 2001. Company purchases of its common stock (net of issuances) totaled $36.8 million in the first nine months of 2001. These purchases were made primarily for employee stock plans.

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

Short-term Liquidity

     Working capital, excluding cash, at September 30, 2001 was $836.9 million, down from $891.4 million at year-end. The Company is continuing its efforts to reduce working capital levels. At the end of the third quarter, working capital, excluding cash, declined to 19.8% of annualized sales, and was below 20% for the first time in eight quarters. Working capital improvement is primarily related to inventory reduction, as the quarter's $51 million expansion in current liabilities was basically offset by growth in accounts receivable. Inventories fell $35 million since the end of last quarter, to 14.1% of annualized sales, and inventory turns achieved a two-and-a-half year high of 5.4.

     The Company's cash and cash equivalents increased to $126.4 million at September 30, 2001 as a result of the strong cash flow provided by operations, lower capital expenditures and reduced acquisition spending. This cash is available for future payments of debt, acquisitions and other corporate purposes.

Results of Operations
---------------------

Discussion of Consolidated Results

     The Company's third quarter earnings were $.28 per diluted share, down 17.6% from last year's third quarter earnings of $.34 per diluted share. Sales were $1.06 billion, a decrease of 6.4% versus third quarter 2000. Sales growth from acquisitions was more than offset by a 9.2% decline in same location sales, as weak market demand continued to impact all five business segments. Production was down significantly from last year, resulting in reduced plant utilization and overhead absorption, and adversely impacted profit margins and earnings. Sequentially, sales increased 2.1% from second quarter and earnings improved 8.6%, or 3 cents per share, from second quarter's $.25 per diluted share.

     During the third quarter of 2001, the Company acquired one business with estimated annualized sales of approximately $53 million. This business fabricates and processes steel tubing, and joins the Company's Industrial Materials segment.

     The following table shows various measures of earnings as a percentage of sales for the last two years. It also shows the effective income tax rate and the ratio of earnings to fixed charges.

                                      Nine Months Ended           Quarter Ended
                                        September 30,              September 30,
                                   ----------------------     ------------------------
                                     2001          2000         2001            2000
                                   --------      --------     --------        --------
    Gross profit margin              24.2%         25.8%        24.4%           25.2%
    EBIT (earnings before
     interest and
      taxes) margin                   9.0          12.0          9.4            11.2
    Net profit margin                 4.8           6.7          5.2             6.1
    Effective income tax rate        36.9          36.9         36.9            36.9
    Ratio of earnings
     to fixed charges                 5.3x          7.0x         6.3x            6.5x

     The Company's gross profit margin declined during the third quarter and first nine months of 2001, primarily reflecting weak market demand in all of the Company's business segments. Production cutbacks contributed to reduced plant utilization and lower overhead absorption, which significantly impacted gross profit and EBIT margins. EBIT margins were also reduced by higher medical, bad debt and other costs, partially offset by cost improvements and reduced overheads.

     The Company is making steady progress on its tactical plan announced in September 2000, aimed at improving performance, margins and shareholder return. The Company has consolidated or sold twelve facilities; restructured other operations; reduced full time equivalent headcount by approximately 3,300 (excluding acquisitions); and reduced capital and acquisition spending. In the third quarter the Company held capital spending to $34 million; completed one acquisition; reduced working capital; repurchased approximately 900,000 shares of stock at an average price of $22.85; added $3.9 million of long-term debt, and added $91 million to cash and equivalents. The Company expects to continue this tactical course as long as conditions warrant. Once economic conditions and performance improve, subject to management discretion, the Company expects to return to its traditional level of acquisition activity. The Company's strategic, long-term growth plans remain unchanged.

Discussion of Segment Results

     A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.

Third Quarter Discussion

     Residential Furnishings sales decreased 5.1%. Same location sales, which were partially offset by acquisitions, decreased 7.1%. EBIT declined 23.3% during the quarter. Lower same location sales accounted for most of the EBIT decline, but a retroactive import duty on Canadian wood also impacted earnings.

     Commercial Furnishings sales decreased 9.2%. Same location sales declined 12.4%, reflecting unusually poor business conditions in the office and contract furniture markets, and continued weakness and reduced fixture purchases in the telecom industry. EBIT decreased $12.8 million, or 31.8%, due to lower same location sales.

     Aluminum Products sales decreased 10.7%. Same location sales were off an identical amount as there were no acquisitions within the prior twelve months. Reduced die cast component sales reflect weak market demand in a variety of consumer and industrial sectors, including the telecom, electrical, diesel engine, and barbecue grill markets. EBIT increased $5.1 million, despite sales declines. EBIT improvement stems from increased operating efficiency, reduced overhead, and absence of last year's $2 million plant closure costs.

     Industrial Materials sales decreased 3.5%. Same location sales were down 10.4%, and were partially offset by acquisitions. EBIT declined 27.4%, as a result of higher steel rod costs and lower sales volumes.

     Specialized Products sales decreased 2.5%, with same location sales down 3.2%. Sales declines, primarily in the machinery group, resulted in a 27.9% EBIT decrease.

Nine Month Discussion

     Residential Furnishings sales decreased 4.7%. Same location sales, which were partially offset by acquisitions, decreased 6.9%. EBIT declined 26.1% during the period. Soft industry demand and inventory reduction efforts resulted in lower production. The lower plant utilization reduced overhead absorption, yielding lower margins.

     Commercial Furnishings sales decreased 0.2%. Same location sales, which were almost totally offset by acquisitions, declined 8.7%. EBIT decreased $36.3 million, or 39.2%, due primarily to lower same location sales and reduced margins reflecting unusually poor business conditions in the office and contract furniture markets, and continued weakness and reduced fixture purchases in the telecom industry.

     Aluminum Products sales decreased 14.9%. Same location sales were down 16.8%, and were slightly offset by one acquisition. Reduced die cast component sales reflect weak market demand in a variety of consumer and industrial sectors, including the telecom, electrical, diesel engine, and barbecue grill markets. EBIT decreased 24.2% due to reduced volumes, decreased efficiencies, and higher natural gas costs. Partially offsetting these items were lower costs from reduced overhead and the elimination of one smelter operation.

     Industrial Materials sales decreased 7.3%. Same location sales were down 12.3%, and were partially offset by acquisitions. EBIT declined 31.9%, as a result of reduced sales volumes and lower plant utilization.

     Specialized Products sales increased 18.1% due to acquisitions. Same location sales declined 5.0%, due primarily to slowing production and reduced demand in automotive markets and the machinery group. EBIT was down 14.2% due to reduced sales and changing product mix.

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

New Financial Accounting Standards Board Statements

     The Financial Accounting Standards Board (FASB) recently issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. The amortization of goodwill ceases upon adoption of Statement No. 142 on January 1, 2002. The Company presently estimates that the goodwill amortization change, if it had been adopted January 1, 2001, would have positively impacted total year 2001 net earnings by approximately $19 million, or about 9-10 cents per share.

     During August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal by sale of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This Statement may impact the accounting and reporting for any future consolidation or closing of facilities, but such impact cannot be estimated.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibit 10 - Employment and Severance Benefit Agreement between the Company and David S. Haffner, dated July 30, 2001.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

          Exhibit 24 (a)- Power of Attorney of Raymond F. Bentele dated August 8, 2001.

          Exhibit 24 (b) - Power of Attorney of Ralph W. Clark dated August 8, 2001.

          Exhibit 24 (c) - Power of Attorney of Harry M. Cornell, Jr. dated August 8, 2001.

          Exhibit 24 (d) - Power of Attorney of Jack D. Crusa dated August 8, 2001.

          Exhibit 24 (e) - Power of Attorney of R. Ted Enloe, III dated August 8, 2001.

          Exhibit 24 (f) - Power of Attorney of Richard T. Fisher dated August 8, 2001.

          Exhibit 24 (g) - Power of Attorney of Bob L. Gaddy dated August 8,
          2001.

          Exhibit 24 (h) - Power of Attorney of Karl G. Glassman dated August 8, 2001.

          Exhibit 24 (i) - Power of Attorney of Michael A. Glauber dated August 8, 2001.

          Exhibit 24 (j) - Power of Attorney of Robert G. Griffin dated August 8, 2001.

          Exhibit 24 (k) - Power of Attorney of David S. Haffner dated August 8, 2001.

          Exhibit 24 (l) - Power of Attorney of Thomas A. Hays dated August 8, 2001.

          Exhibit 24 (m) - Power of Attorney of Robert A. Jefferies, Jr. dated August 8, 2001.

          Exhibit 24 (n) - Power of Attorney of Ernest C. Jett dated August 8, 2001.

          Exhibit 24 (o) - Power of Attorney of Alexander M. Levine dated August 8, 2001.

          Exhibit 24 (p) - Power of Attorney of Duane W. Potter dated August 8, 2001.

          Exhibit 24 (q) - Power of Attorney of Maurice E. Purnell, Jr. dated August 8, 2001.

          Exhibit 24 (r) - Power of Attorney of Allan J. Ross dated August 8, 2001.

          Exhibit 24 (s) - Power of Attorney of Robert A. Wagner dated August 8, 2001.

          Exhibit 24 (t) - Power of Attorney of Alice L. Walton dated August 8, 2001.

          Exhibit 24 (u) - Power of Attorney of Felix E. Wright dated August 8, 2001.

     (B) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LEGGETT & PLATT, INCORPORATED



DATE: October 29, 2001              By: /s/ FELIX E. WRIGHT
                                        -------------------
                                        Felix E. Wright
                                        President and
                                        Chief Executive Officer



DATE: October 29, 2001              By: /s/ MICHAEL A. GLAUBER
                                        ----------------------
                                        Michael A. Glauber
                                        Senior Vice President,
                                        Finance and Administration

                                  EXHIBIT INDEX

Exhibit                                                                               Page
-------                                                                               ----
     10       Employment and Severance Benefit Agreement between
              The Company and David S. Haffner, dated July 30, 2001                    19

     12       Computation of Ratio of Earnings to Fixed Charges                        43

     24 (a)   Power of Attorney of Raymond F. Bentele dated August 8, 2001             44

     24 (b)   Power of Attorney of Ralph W. Clark dated August 8, 2001                 45

     24 (c)   Power of Attorney of Harry M. Cornell, Jr. dated August 8, 2001          46

     24 (d)   Power of Attorney of Jack D. Crusa dated August 8, 2001                  47

     24 (e)   Power of Attorney of R. Ted Enloe, III dated August 8, 2001              48

     24 (f)   Power of Attorney of Richard T. Fisher dated August 8, 2001              49

     24 (g)   Power of Attorney of Bob L. Gaddy dated August 8, 2001                   50

     24 (h)   Power of Attorney of Karl G. Glassman dated August 8, 2001               51

     24 (i)   Power of Attorney of Michael A. Glauber dated August 8, 2001             52

     24 (j)   Power of Attorney of Robert G. Griffin dated August 8, 2001              53

     24 (k)   Power of Attorney of David S. Haffner dated August 8, 2001               54

     24 (l)   Power of Attorney of Thomas A. Hays dated August 8, 2001                 55

     24 (m)   Power of Attorney of Robert A. Jefferies, Jr. dated August 8 2001        56

     24 (n)   Power of Attorney of Ernest C. Jett dated August 8, 2001                 57

     24 (o)   Power of Attorney of Alexander M. Levine dated August 8, 2001            58

     24 (p)   Power of Attorney of Duane W. Potter dated August 8, 2001                59

     24 (q)   Power of Attorney of Maurice E. Purnell, Jr. dated August 8, 2001        60

     24 (r)   Power of Attorney of Allan J. Ross dated August 8, 2001                  61

     24 (s)   Power of Attorney of Robert A. Wagner dated August 8, 2001               62

     24 (t)   Power of Attorney of Alice L. Walton dated August 8, 2001                63

     24 (u)   Power of Attorney of Felix E. Wright dated August 8, 2001                64