Form 10-K405
period 2001-12-31
LEGGETT & PLATT INC
filed 2002-03-28
CIK 58492

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

                                      [X]
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

                                      [_]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ____________ to ____________ .

                         Commission File Number 1-7845

                         LEGGETT & PLATT, INCORPORATED
            (Exact name of Registrant as specified in its charter)

                      Missouri                 44-0324630
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. employer
                    organization)          identification no.)

                 No. 1 Leggett Road
                 Carthage, Missouri               64836
                (Address of principal
                 executive offices)            (Zip code)

      Registrant's telephone number, including area code: (417) 358-8131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        Name of Each Exchange on
                 Title of Each Class        Which Registered
                 -------------------    ------------------------
               Common Stock, $.01 par
                         value           New York Stock Exchange
              Preferred Stock Purchase
                        Rights           New York Stock Exchange


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $4,563,830,202 on March 5, 2002.

   There were 196,308,943 shares of the Registrant's common stock outstanding as of March 5, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 8, 2002, are incorporated by reference into Part III of this report.

================================================================================

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

    . Specialized Products--automotive seating suspensions, control cable systems, and lumbar supports for automotive, office and residential applications, and specialized machinery and manufacturing equipment.

   The term "Company," unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

   General Development of Business. The Company acquired 10 businesses during the year ended December 31, 2001 representing annualized sales of approximately $160 million. These acquired businesses had annualized sales within the Company's business segments as follows: Residential Furnishings--approximately $30 million, Commercial Furnishings--approximately $80 million, Industrial Materials--approximately $50 million and Specialized Products--approximately $1 million.

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

   In addition to supplying a portion of the Company's needs for important materials, the Company sells drawn wire and welded steel tubing to a diverse group of industrial customers such as manufacturers of lawn and garden equipment, recreational equipment, mechanical springs, automotive interiors and other products.

   Specialty wire products using wire drawn by the Company include wire ties that secure cotton bales and solid waste materials. Customers for these products include cotton gins, textile companies, recyclers and solid waste removal businesses. The Company also manufactures and sells tying heads of various types which customers use to tie wire.

   Specialized Products. Two smaller business units are engaged in manufacturing specialized products. One concentrates on manufacturing components primarily for automotive interior applications. The other business unit designs, builds and sells specialized machinery and equipment. In the automotive area the Company manufactures seating suspensions, lumbar support and control cable systems. Subcontractors to automobile manufacturers as well as the manufacturers themselves are the primary customers for these products. In the machinery area the Company manufactures highly automated quilting machines for fabrics used to cover mattresses and in other home furnishings applications, coilers used to fabricate springs of various types, industrial sewing machines and other equipment designed primarily for the assembly of bedding, including material handling systems and other products for factory automation. While manufacturers of bedding are the primary customers for the Company's machinery, the Company also designs and produces some of these specialized products for its own use.

   The Company's products are sold and distributed primarily through its own sales personnel.

   Reference is made to Note J of the Notes to Consolidated Financial Statements for further information concerning external sales to customers, external sales by product line, earnings before interest and taxes, and total assets of each of the Company's business segments.

   Foreign Operations. The majority of the Company's international operations are in Canada and Mexico. The Canadian operations primarily manufacture commercial furnishings and components for the Company's residential furnishings customers and lumbar supports primarily for the automotive industry. The Mexican operations primarily manufacture aluminum die castings, bedding components, commercial furnishings and control cable systems. The Company's other international operations are primarily located in Europe and involve (i) the sale of machinery and equipment designed to manufacture innersprings and other bedding related components, and (ii) the production of bedding components, seating components, lumbar support products, and commercial furnishings. In 2001, the Company added additional facilities in the United Kingdom and Mexico, and new facilities in Greece and Italy.

   Reference is made to Note J of the Notes to Consolidated Financial Statements for further information concerning the Company's long-lived assets and external sales outside of the United States.

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

   Patents and Trademarks. The Company holds numerous patents concerning its various product lines. No single patent or group of patents is material to the Company's business as a whole. Examples of the Company's more significant trademarks include SEMI-FLEX, LOK-Fast(R) and DYNA-Lock(R) (boxspring components and foundations); Mira-Coil(R) and Superlastic(R) (mattress innersprings); Nova-Bond(R) and Rollout(R) (insulators for mattresses); ADJUSTAMAGIC(R) (adjustable electric beds); Wallhugger(R) (recliner chairs); SUPER SAGLESS(R) (motion and sofa sleeper mechanisms) and No-Sag(R) (sinuous wire), Tack & Jump(R) and Patternlink(R) (quilting machines); Hanes(R) (fiber materials); Schukra(R), Pullmaflex(R) and Flex-O-Lators(R) (automotive products); Masterack(R) and Amco(R) (fixtures and displays); and Spuhl(R) (mattress innerspring manufacturing machines).

   Research and Development. The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at many of its other facilities. The Company is unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in several different areas. However, the Company believes the cost of research and development was approximately $19 million in 2001, $19 million in 2000 and $17 million in 1999.

   Employees. The Company has approximately 31,000 employees of whom approximately 23,600 are engaged in production. Approximately 27% of the Company's production employees are represented by labor unions. The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 2001. Management is not aware of any circumstances which are likely to result in a material work stoppage related to the negotiations of any contracts expiring during 2002.

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

   To the best of the Company's knowledge, the Company is the largest independent manufacturer in North America of components for residential furniture and bedding, retail store fixtures and point of purchase displays, components for office furniture, non-automotive aluminum die castings, drawn steel wire, automotive seat support and lumbar systems, and bedding industry machinery for wire forming, sewing and quilting.

   Seasonality. The Company's business is not significantly seasonal. For further information, see the discussion of "Seasonality" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 8.

   Backlog. The Company's relationship with its customers and its manufacturing and inventory practices do not provide for the traditional backlog that is associated with some manufacturing entities and no backlog data is regularly prepared or used by management.

   Working Capital Items. For information regarding working capital items, see the discussion of "Short-term Liquidity" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 8.

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

Item 2. Properties.

   The Company's most important physical properties are its manufacturing plants. Facilities manufacturing, assembling or distributing residential furnishings are located in almost thirty states as well as Asia, Australia,

Brazil, Canada, Europe and Mexico. Commercial furnishings manufacturing plants and distribution facilities are located in fifteen states, Canada, Italy, Mexico and the United Kingdom. The Aluminum Products segment has die casting facilities in nine states and Mexico, die and tooling production facilities in four states and a smelting operation in one state. Industrial materials are produced at seven wire drawing mills and three welded steel tubing plants. Along with these facilities, other industrial materials facilities are located in fourteen states, and the United Kingdom. Specialized products and machinery are produced in facilities in ten states, Canada, China, Europe and Mexico.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   Not Applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters.

STOCK MARKET AND OWNERSHIP DATA

   The Company's common stock is listed on the New York Stock Exchange with the trading symbol LEG. The table below highlights quarterly and annual stock market information for the last two years.

                                 Price Range    Volume of
                               ---------------   Shares    Dividend
                                High     Low     Traded    Declared
                               ------- ------- ----------- --------
            2001
               Fourth Quarter. $23.550 $19.000  26,303,000   $.12
               Third Quarter..  24.450  16.850  26,190,000    .12
               Second Quarter.  22.600  17.700  25,476,000    .12
               First Quarter..  21.250  17.563  28,560,000    .12
                               ------- ------- -----------   ----
               For the Year... $24.450 $16.850 106,529,000   $.48
                               ======= ======= ===========   ====
            2000
               Fourth Quarter. $19.563 $14.625  25,214,000   $.11
               Third Quarter..  19.875  14.188  27,863,000    .11
               Second Quarter.  22.563  15.063  34,440,000    .10
               First Quarter..  21.813  15.250  34,425,000    .10
                               ------- ------- -----------   ----
               For the Year... $22.563 $14.188 121,942,000   $.42
                               ======= ======= ===========   ====

--------
   Price and volume data reflect composite transactions; price range reflects intra-day prices.

The Company had 16,356 shareholders of record on March 15, 2002.

Item 6. Selected Financial Data.

                                                     2001       2000      1999      1998      1997
                                                   --------   --------  --------  --------  --------
                                                  (Dollar amounts in millions, except per share data)
Summary of Operations
   Net sales..................................... $4,113.8   $4,276.3   $3,779.0  $3,370.4  $2,909.2
   Earnings from continuing operations...........    187.6      264.1      290.5     248.0     208.3
   Earnings per share from continuing operations
       Basic.....................................      .94       1.33       1.46      1.25      1.09
       Diluted...................................      .94       1.32       1.45      1.24      1.08
   Cash dividends declared per share.............      .48        .42        .36      .315       .27
                                                   ========   ========  ========  ========  ========
Summary of Financial Position
   Total assets.................................. $3,412.9   $3,373.2   $2,977.5  $2,535.3  $2,106.3
   Long-term debt................................    977.6      988.4      787.4     574.1     466.2
                                                   ========   ========  ========  ========  ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

   The Company's financial position reflects management's capital policy guidelines. These guidelines are intended to ensure that corporate liquidity is adequate to support the Company's projected growth rate and to finance the Company's ongoing operations in periods of economic downturn. In a normal operating environment, management intends to direct capital to ongoing operations, strategic acquisitions and other investments that provide opportunities for expansion and enhanced profitability.

   Our policy is to expand capital resources--debt and equity--at appropriate times to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. Such financial flexibility is considered more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

  Total Capitalization

   The following table shows the Company's total capitalization at the end of the three most recent years. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements, the amount of cash and cash equivalents and the ratio of earnings to fixed charges at the end of the three most recent years.

                                                 2001      2000      1999
                                               --------  --------  --------
                                               (Dollar amounts in millions)
   Long-term debt outstanding:
      Scheduled maturities.................... $  977.6  $  988.4  $  642.7
          Average interest rates..............      4.8%      6.8%      6.7%
          Average maturities in years.........      4.0       4.8       5.5
      Revolving credit/commercial paper.......       --        --     144.7
                                               --------  --------  --------
             Total long-term debt.............    977.6     988.4     787.4
   Deferred income taxes and other liabilities    111.7     114.4     112.4
   Shareholders' equity.......................  1,866.6   1,793.8   1,646.2
                                               --------  --------  --------
             Total capitalization............. $2,955.9  $2,896.6  $2,546.0
                                               ========  ========  ========
   Unused committed credit:
      Long-term............................... $  232.5  $  215.0  $   52.8
      Short-term..............................    110.0     112.5      97.5
                                               --------  --------  --------
   Total unused committed credit.............. $  342.5  $  327.5  $  150.3
                                               ========  ========  ========
   Cash and cash equivalents.................. $  187.2  $   37.3  $   20.6
                                               ========  ========  ========
   Ratio of earnings to fixed charges.........      5.2x      6.4x      9.8x
                                               ========  ========  ========

   Cash provided by operating activities was $534.5 million, $440.8 million and $370.8 million for 2001, 2000 and 1999, respectively, or a three year total of $1,346.1 million. The increase in cash provided by operating activities during 2001 compared to the prior year principally reflects a decline in working capital (excluding acquisitions), partially offset by lower earnings and deferred tax benefits. The decline in working capital in 2001 results from both a slower business environment and a concentrated effort by management to decrease working capital levels. The significant cash provided in 2001 by lower working capital levels is not expected to recur in future years, particularly as business conditions improve. However, management will continue to focus on improving efficiency in the use of working capital. In 2000, cash provided by operating activities exceeded prior year levels due to an increase in EBITDA (earnings before interest, taxes, depreciation and amortization), a reduction in current tax expense and a smaller increase in working capital (excluding acquisitions), partially offset by higher interest costs.

   Long-term debt was 33.1%, 34.1% and 30.9% of total capitalization at the end of 2001, 2000 and 1999, respectively. Long-term debt as a percent of total capitalization, net of cash, was 28.5%, 33.3% and 30.4% at the end of 2001, 2000 and 1999, respectively. As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company's debt capital. At the end of 2001, these obligations consisted primarily of the Company's medium-term notes. Due to implementation of Financial Accounting Standard No. 133, long-term debt increased $38.1 million from year-end 2000. That increase was more than offset by the maturity of $50 million in medium-term notes in June 2001.

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

   The secondary source of the Company's debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company's projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. To further facilitate the issuance of debt capital, the Company has in effect a $500 million shelf registration of debt. The Company has had no commercial paper outstanding at the end of the last two years. Additional details of long-term debt, including scheduled maturities, revolving credit and commercial paper are discussed in Note E of the Notes to Consolidated Financial Statements.

   The Company does not extensively use off-balance sheet financing, but has entered into synthetic leases in the amount of $35.1 million in 2001, and has a limited amount of other long-term noncancelable operating leases as discussed in Note F of the Notes to Consolidated Financial Statements. These leasing transactions provide economic benefits to the Company versus outright purchase of the related assets. In 2001, the synthetic leases provided $35.1 million in cash proceeds from the sale of the assets to the lessor, which are included in other cash provided by investing activities in the Consolidated Statements of Cash Flows.

   The Company relies on cash flow from operations as its primary source of capital. The weak economic conditions that began in the last half of 2000 and continued through 2001 would have normally resulted in reduced cash flow. The Company responded to these difficult business conditions by decreasing capital spending, temporarily reducing the pace of acquisitions, and lowering working capital. As a result of these improvements, the Company achieved strong growth in cash flow and was able to increase cash and equivalents to a level that provides adequate liquidity to finance ongoing operations and fund a portion of future growth initiatives. Any future working capital reductions will likely not be as large as in 2001. The Company has sufficient unused committed credit to ensure that future capital resources are sufficient for its ongoing operations and growth opportunities.

   Due to the recession in the United States and some weakness in certain of the Company's businesses that preceded the recession, the Company's earnings and profit margins have decreased in both 2001 and 2000. The ratio of earnings to fixed charges and other financial ratios have also shown a decline over these two difficult years. The Company's senior debt currently carries a Moody's rating of A2 and a Standard & Poor's rating of A+. If the Company's debt ratings were lowered as a result of the decline in financial ratios, management believes that any such change would be temporary due to current economic conditions, but would not have a significant impact on the Company's ability to raise capital.

  Uses of Capital Resources

   The Company's internal investments to modernize and expand manufacturing capacity totaled $456.8 million in the last three years. In 2002, management anticipates internal investments will approximate the $128.0 million spent in 2001. During the last three years, the Company employed $637.5 million in cash (net of cash acquired) and issued 1.6 million shares or equivalents of common stock in acquisitions. During 2001, ten businesses were acquired for $95.1 million in cash (net of cash acquired) and 61,026 shares or share equivalents. In addition, the Company assumed $21.0 million of acquisition companies' debt and other liabilities. Of the ten 2001 acquisitions, three were made in Residential Furnishings, five in Commercial Furnishings, one in Industrial Materials and one in Specialized Products. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. Additions, by segment, to property, plant and equipment and purchases of long-lived assets are shown in Note J of the Notes to Consolidated Financial Statements.

   Company purchases of its common stock (net of issuances) totaled $51.3 million in 2001, $49.2 million in 2000, and $77.5 million in 1999. These purchases were made primarily for employee stock plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. The Board of Directors annually authorizes management, at its discretion, to buy up to 2,000,000 shares of Leggett stock for use in employee benefit plans. This authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

   At the end of the third quarter 2000, the Board of Directors authorized management to buy up to an additional 10,000,000 shares of Leggett stock as part of the Company's performance improvement plan also announced at that time. No specific schedule of purchases has been established under this authorization, which expires in August 2002. The amount and timing of any purchases will depend on availability of cash, economic and market conditions, acquisition activity and other factors.

   Cash dividends paid on the Company's common stock in the last three years totaled $240.2 million. Over this three-year period, cash dividends per share have increased at a 15.1% compounded annual rate. As a percent of earnings per share (diluted), cash dividends per share were 51.1% in 2001, 31.8% in 2000 and 24.8% in 1999. The Company's guideline for dividend payout is approximately 33% of the prior three-year's average earnings.

   The following table summarizes the Company's future contractual obligations and commercial commitments (amounts in millions):

                                                     Payments Due by Period
-                                             -------------------------------------
                                                        Less
                                                       Than 1  2-3    4-5   After 5
           Contractual Obligations             Total    Year  Years  Years   Years
           -----------------------            -------- ------ ------ ------ -------
Long-term debt *............................. $  945.3 $ 5.8  $321.1 $453.3 $165.1
Operating leases.............................    109.7  35.0    46.4   20.5    7.8
Residual value of guaranteed synthetic leases     18.8    --      --   18.8     --
Other long-term obligations..................     47.0    --    15.3    6.4   25.3
                                              -------- -----  ------ ------ ------
Total contractual cash obligations........... $1,120.8 $40.8  $382.8 $499.0 $198.2
                                              ======== =====  ====== ====== ======

*Excluding $38.1 million of fair market value from interest rate swap agreements.

   The long-term debt payment schedule presented above could be accelerated if the Company was unable to meet its principal and interest payments when due. The Company believes it has sufficient capital resources to satisfy these obligations.

  Short-term Liquidity

   At the end of 2001, working capital, excluding cash and acquisitions decreased $181.6 million from 2000 levels. The improvement is primarily related to an $84.6 million reduction in receivables, as DSO (days sales outstanding) fell to its lowest level in two years. Inventories were also down $84.7 million from year-end 2000, the result of slow economic conditions and the Company's efforts to reduce working capital. The majority of the reduction in working capital levels was accomplished during the last half of 2001. Accordingly, as a percent of fourth quarter annualized sales, working capital (excluding cash) at year-end was down to 20.1%, versus 22.1% one year earlier.

   Working capital, excluding cash and acquisitions, increased $30.8 million and $96.1 million for the years 2000 and 1999, respectively. During the last half of 2000, the Company began concentrating on reducing working capital levels. Due to the softening in market demand discussed below under "Results of Operations", the desired reduction in inventory had not yet been achieved at year-end. The increase in working capital during 1999 was due in large part to increased same location sales volume, with some inventory build-up at the end of 1999 due to anticipation of higher prices for certain key raw materials. The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by timing of the Company's acquisitions.

                                                                2001 2000 1999
                                                                ---- ---- ----
 Working capital turnover (excluding cash and cash equivalents) 4.9x 5.0x 5.2x
 Trade receivables turnover.................................... 6.8  7.2  7.3
 Inventory turnover............................................ 4.9  5.0  5.1

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

Results of Operations

  Discussion of Consolidated Results

   In 2001, sales were $4.11 billion, a decrease of 3.8% versus the record sales of $4.28 billion set in 2000, declining for just the second time in the Company's 34-year history as a public company. Sales growth from acquisitions was more than offset by a 9.3% decline in same location sales, as decreased unit volumes from weak market demand continued to negatively impact all five business segments. Earnings, at $.94 per diluted share, were down $.38, or 29%, from last year's $1.32.

   During 2000 and 1999, sales increased 13.2% and 12.1%, respectively, while same location sales increased .2% and 2.9% for the same periods. Same location sales growth primarily reflected increases in unit volumes. Internal growth during 2000 was negatively impacted by reduced market demand across all segments, particularly in the last half of the year. Selling prices in 2000 for certain products include some recovery of higher raw material costs. Trends in the general economy were very favorable during 1999, which had a positive impact on unit volume, although 1999 was also impacted by lower selling prices for certain products.

   The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate.

                                                        2001  2000  1999
                                                        ----  ----  ----
       Gross profit margin............................. 24.1% 25.4% 27.0%
       EBIT (earnings before interest and taxes) margin  8.5  11.2  13.3
       Net profit margin...............................  4.6   6.2   7.7
       Effective income tax rate....................... 36.9  36.9  37.2

   The declines in 2001 and 2000 primarily reflect weakened demand in all of the Company's business segments, as well as lower than expected performance in the Company's Aluminum Products and Commercial Furnishings segments and some parts of the Residential Furnishings segment. Production cutbacks, plant restructuring and closure costs, reduced plant utilization and resulting lower overhead absorption significantly impacted profit and EBIT margins. Plant utilization in 2001 was further reduced due to the Company's efforts to reduce inventory levels. Margins were also reduced in 2001 by higher bad debt expense and worker's compensation costs. Increased medical expenses and higher energy costs in both years contributed to lower margins. Lower incentive compensation costs in both years, cost structure improvements and reduced overheads as a result of the Company's tactical plan announced in September 2000 helped offset these increasing costs. Interest expense was lower in 2001 versus 2000, partially offsetting the decline in net margin. Higher interest expense during 2000 contributed to the decline in net margin versus 1999. The lower effective income tax rate in 2000 (the same effective rate for 2001) primarily reflects a reduction in foreign statutory rates compared to 1999.

   The Company is making steady progress on its tactical plan, aimed at improving performance, margins and shareholder return. Through December 2001, the Company has consolidated or sold 20 facilities; restructured other operations; reduced full time equivalent headcount by approximately 3,700 (excluding acquisitions); conserved cash by reducing capital and acquisition spending; and repurchased 4.9 million shares (primarily to offset shares issued in employee programs). The Company expects to continue this tactical course for as long as conditions warrant. Once economic conditions and performance improve, subject to management discretion, the Company expects to return to its traditional level of acquisition activity. The Company's strategic, long-term growth plans remain unchanged.

   The increase in gross profit margin in 1999 reflected several favorable factors. These included continued increases in production efficiencies, increased sales of products with above average margins, lower material costs and better manufacturing overhead absorption. The EBIT margin also increased due to these factors, offset somewhat by higher operating costs as a percentage of sales. Operating expenses, as a percentage of sales, which include some amount of fixed administrative and other costs, were higher because of lower selling prices in certain product lines and higher operating costs in acquired companies.

  Discussion of Segment Results

   A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note J of the Notes to Consolidated Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

                                           2001  2000  1999
                                           ----  ----  ----
                   Residential Furnishings  8.6% 10.5% 11.2%
                   Commercial Furnishings.  5.6  11.2  16.3
                   Aluminum Products......  5.5   6.7   9.6
                   Industrial Materials... 10.6  13.7  14.2
                   Specialized Products... 10.1  12.5  12.1

   Residential Furnishings sales decreased 3.8% during 2001. Same location sales, which were partially offset by acquisitions, decreased 5.9%. EBIT declined $47.5 million, or 21.2%, as soft industry demand and inventory reduction efforts resulted in lower production. The lower plant utilization reduced overhead absorption, yielding lower margins. Also negatively impacting EBIT during 2001 were restructuring charges of $6.5 million. For 2000, Residential Furnishings sales increased 9.2%, with same location growth of 2.4%. Numerous acquisitions accounted for the balance of the growth. EBIT increased 2.0%, with strong volume and efficiency gains in the first half of the year offset by softening industry demand, efforts to reduce finished goods inventory which resulted in lower production, and reduced overhead absorption and efficiency starting in the third quarter.

   Commercial Furnishings sales decreased 3.5% during 2001, while same location sales, which were partially offset by acquisitions, declined 11.7%. EBIT decreased $56.1 million, or 51.4%, due primarily to lower same location sales and reduced margins, reflecting poor business conditions in the office and contract furniture markets, continued market weakness and reduced fixture purchases in telecom and utility van industries, and plant inefficiencies. Restructuring charges of $8.9 million also negatively impacted EBIT. In 2000, Commercial Furnishings sales increased 26.7% due to numerous acquisitions, with same location sales down 3.0%, as some customers for store fixture, display, and storage products reduced purchases. EBIT declined 13.5% in 2000 due to demand shortfalls, reduced margins attributable to the changing mix of businesses, plant inefficiencies and a supplier disruption at a store fixture and design firm acquired in 1999. Plant restructuring costs also had a negative impact on EBIT margins.

   Aluminum Products sales decreased 15.7% in 2001. Same location sales were down 17.2%, and were slightly offset by one acquisition. Reduced die cast component sales reflect weak market demand in a variety of consumer and industrial sectors including telecom, electrical, diesel engine and barbecue grill markets. EBIT decreased $11.1 million, or 30.4%. The EBIT decrease resulting from declining sales was partially offset by reduced overhead and absence of last year's restructuring costs. In 2000, Aluminum Products sales decreased .5%. Same location sales declined 1.6%, and were partially offset by one acquisition. Starting in the second quarter, reduced die cast component sales reflected weak market demand for a variety of consumer and industrial products, including castings for barbecue grills, diesel truck engine components, small gasoline engines, outdoor lighting and electrical products. EBIT decreased 30.6%, reflecting significantly reduced production in the second half of the year, plant underutilization, higher natural gas costs, smelting losses, and plant closure costs.

   Industrial Materials sales decreased 2.5% in 2001. Same location sales were down 9.9%, and were partially offset by acquisitions. EBIT decreased $18.1 million, or 24.5%, primarily as a result of reduced sales volumes and lower plant utilization. During 2000, Industrial Materials sales increased 8.6%, with same location growth of 2.5%. Acquisitions accounted for the balance of the sales growth. EBIT improved 4.4% in 2000, however, EBIT margins were down reflecting higher raw materials costs, primarily for steel rod and flat rolled steel used to make wire and welded steel tubing, and production inefficiencies.

   Specialized Products sales increased 13.3% during 2001 due to acquisitions, partially offset by a 3.2% decline in same location sales. EBIT decreased $4 million, or 8.6%, due primarily to slowing production and reduced demand in automotive markets and the machinery group, along with changing product mix. In 2000, Specialized Products sales increased 32.2% due to acquisitions. Same location sales declined .3%. EBIT increased 36.1%, reflecting acquisitions, increased sales of specialized machinery with higher margins, and improved efficiencies.

  Seasonality

   The percent of consolidated net sales by quarter, excluding the impact of acquisitions, is as follows for the last three years:

                                     2001   2000   1999
                                     -----  -----  -----
                      First Quarter.  24.9%  24.7%  23.9%
                      Second Quarter  24.9   25.4   25.6
                      Third Quarter.  26.4   26.1   25.7
                      Fourth Quarter  23.8   23.8   24.8
                                     -----  -----  -----
                      Year.......... 100.0% 100.0% 100.0%
                                     =====  =====  =====

   The Company does not experience significant seasonality, however, as indicated in the above table, quarter-to-quarter sales can vary in proportion to the total year by up to 3%. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of the Company's businesses. In 2001 and 2000, the economic slowdown impacted the Company's various businesses and "normal" seasonality was likely distorted somewhat in these years. Nevertheless, for the Company's businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are generally lower. This small seasonality has become somewhat more pronounced, with the third quarter higher and the fourth quarter showing lower proportionate sales due to the growth of the store fixtures business of Commercial Furnishings.

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

Major Accounting Policies, Estimates and Other Factors Influencing Financial Reporting

   As more fully disclosed in Note A of the Notes to Consolidated Financial Statements, the Company has adopted numerous accounting policies from among acceptable alternatives, and management must make many critical estimates or assumptions when preparing financial statements. The most critical estimates and assumptions impacting the ongoing operations are as follows: credit losses; costs related to worker's compensation, automobile, product and general liability, property and medical programs; and inventory losses from obsolescence. With respect to credit losses, the Company's customers are diverse, but many are small-to-medium size companies and some are highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning, particularly in the current difficult economic environment, adding to the difficulty in estimating credit losses. Worker's compensation and other program costs may require a long period after the actual loss occurred before the exact amount of the cost is known. Estimates of these costs over that period, which in some cases is several years, will vary from the final amount. The Company carries insurance for individual losses that exceed a certain amount specified for each program. Changing customer specifications, technology, customer bankruptcy and other factors result in inventory losses that are difficult to estimate precisely. At any financial statement date, the impact of these factors on inventory value may not be completely known. The Company's accounting estimates of these costs and losses are based on available actuarial estimates, prior experience and close monitoring of each loss exposure.

   The most significant estimates, other than for ongoing operations, are for exposure to unusual litigation and claims and for the impact of plant restructurings and closings. Accounting periods are impacted by these losses when specific facts are known which affect the loss estimate. The Company has not recorded any significant losses for litigation and claims for 2001-1999, and management is not aware of any significant unrecorded exposures. The Company records restructuring or plant closing losses generally when specific implementation actions have been approved. No significant income is reflected in the 2001-1999 financial statements for the reversal of restructuring or plant closing losses accrued in a prior period.

   Other factors influencing the integrity of financial reporting have been widely discussed in recent months in the financial press. Management does not believe that the Company's financial statements are materially impacted by such factors.

   For example, only approximately 2% of the Company's sales are recorded in the consolidated financial statements based on other than product shipment. The majority of the sales recorded for unshipped items are based on the "percentage of completion" method due to the project nature of the item.

   As discussed in Note F of the Notes to Consolidated Financial Statements, the Company has a synthetic lease agreement. The synthetic lease involved a $35.1 million "sale and leaseback" of aircraft and machinery, and no gain was recorded on the sale of the assets to the lessor. This synthetic lease arrangement provides access to the lessor's lower borrowing costs. Had the Company not entered into the synthetic lease, an additional $35.1 million of equipment (+3.7% of consolidated net property, plant and equipment) and debt (+3.6% of consolidated long-term debt) would have been included on the Company's balance sheet.

   The Company uses few derivatives, except for the interest rate swaps discussed in Note E of the Notes to Consolidated Financial Statements. As required by FASB Statement No. 133, the interest rate swaps, and related debt, are recorded at market value in the balance sheet.

New Financial Accounting Standards Board Statements

   The Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets" in 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be tested periodically for impairment. The amortization of goodwill ceases upon adoption of Statement No. 142 on January 1, 2002. The goodwill amortization change will contribute ten cents per share to 2002 annual earnings. During 2002, the Company will undertake the computation of the implied fair value of goodwill for its reporting units to test if such implied fair value is less than the carrying value of goodwill, and to identify potential goodwill impairment. The Company cannot estimate at this time the results of the Statement No. 142 goodwill impairment test.

   During August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal by sale of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This Statement may impact the accounting and reporting for any future restructuring or closing of facilities, but such impact cannot be estimated.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rate

   The table below provides information about the Company's debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes. However, during 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio, and are included as variable rate debt in the table below. Substantially all of the debt shown in the table below is denominated in United States dollars (U.S. $). The fair value of fixed rate debt was greater than its carrying value by $13.8 at December 31, 2001, and was not significantly different from its carrying value at December 31, 2000. The fair value of the fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 2001 and 2000 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

                                           Scheduled Maturity Date
Long-term debt as of           -----------------------------------------------
December 31                    2002    2003    2004    2005   2006   Thereafter  2001    2000
--------------------           -----  ------  ------  ------  -----  ---------- ------  ------
Principal fixed rate debt..... $75.0* $114.5  $100.0  $ 25.0  $75.0    $116.7   $506.2  $556.2
   Average interest rate......  7.18%   6.27%   6.98%   7.00%  7.12%     6.39%    6.73%   6.78%
Principal variable rate debt..   3.4*    2.3    14.5   350.5     --      31.5    402.2   402.7
   Average interest rate......  1.91%   1.94%   2.88%   2.18%    --      1.81%    2.17%   6.67%
Miscellaneous debt**..........                                                    75.0    35.4
                                                                                ------  ------
      Total debt..............                                                   983.4   994.3
   Less: current maturities*..                                                    (5.8)   (5.9)
                                                                                ------  ------
   Total long-term debt.......                                                  $977.6  $988.4
                                                                                ======  ======

--------
   *The 2002 scheduled maturity is not included in current maturities, as the Company intends to refinance this note on a long-term basis either through reissuance or unused credit available under its revolving credit agreements.
  **Miscellaneous debt includes $38.1 million in market value adjustments of related debt from interest rate swap agreements.

Exchange Rate

   The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 2001 was zero, and the highest amount during 2001 was approximately $8.3 (pay U.S. $/receive Mexican Pesos).

   The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposure at December 31 is as follows:

                       Functional Currency  2001   2000
                       ------------------- ------ ------
                       Canadian Dollar.... $208.2 $219.2
                       European Currencies  172.2  138.8
                       Mexican Peso.......   51.2   47.4
                       Other..............   28.4   23.3
                                           ------ ------
                                           $460.0 $428.7
                                           ====== ======

Commodity Price

   The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $46 and $50 (at cost) in inventory at December 31, 2001 and 2000, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Reference is made to the section entitled "Election of Directors" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002, said sections being incorporated by reference, for a description of the directors and persons nominated to become directors of the Company.

   Current Board members Bob L. Gaddy, Robert A. Jefferies, Jr., Alexander M. Levine and Duane W. Potter are not standing for election in 2002.

   Bob L. Gaddy, age 61, was first elected as a Director of the Company in 1996. On February 28, 2002, Mr. Gaddy retired as Senior Vice President of the Company and Chairman and Chief Executive Officer of Aluminum Products, positions which he held since 1996.

   Robert A. Jefferies, Jr., age 60, was first elected as a Director of the Company in 1991. Information regarding positions and offices held with the Company by Mr. Jefferies is provided below.

   Alexander M. Levine, age 70, is Managing Director of Waterline Capital LLC, a venture capital investment firm. He previously served the Company as director of International Development and later as Special Advisor. He was first elected as a Director of the Company in 1989.

   Duane W. Potter, age 70, has served as Senior Vice President of the Company and President--Foam Components Group since 1997. He previously served the Company as Senior Vice President and President--Bedding Components Group from 1983 to 1997. Mr. Potter was first elected as a Director of the Company in 1996.

   The following table sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally elected annually by the Board of Directors.

Name                     Age                             Position
----                     --- -----------------------------------------------------------------
Harry M. Cornell, Jr.    73  Chairman of the Board
Felix E. Wright          66  Vice Chairman of the Board, President and Chief Executive Officer
David S. Haffner         49  Executive Vice President and Chief Operating Officer
Jack D. Crusa            47  Senior Vice President--President, Industrial Materials Segment/
                             President, Automotive Group
Karl G. Glassman         43  Senior Vice President--President, Residential Furnishings Segment
Michael A. Glauber       59  Senior Vice President--Finance and Administration (Principal
                             Financial Officer)
Robert G. Griffin        50  Senior Vice President--President, Commerical Fixture and Display
                             Group
Robert A. Jefferies, Jr. 60  Senior Vice President--Strategic Planning
Ernest C. Jett           56  Vice President--General Counsel and Secretary
Allan J. Ross            55  Vice President, Accounting (Principal Accounting Officer)
Robert A. Wagner         51  Vice President--Mergers and Acquisitions

   Subject to the employment agreements and severance benefit agreements listed as Exhibits to this Report, the executive officers serve at the pleasure of the Board of Directors.

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

   David S. Haffner was elected Chief Operating Officer of the Company in 1999. He has served as the Company's Executive Vice President since 1995. He previously served the Company as Senior Vice President from 1992 to 1995. Mr. Haffner joined the Company in 1983. Mr. Haffner is also President of Commercial Furnishings.

   Jack D. Crusa has served the Company in various capacities since 1986, including service as Vice President and President--Automotive Components since 1996. Mr. Crusa became Senior Vice President and President--Industrial Materials in 1999.

   Karl G. Glassman has been employed by the Company in various capacities since 1982. Mr. Glassman became Vice President and President--Bedding Components in 1995 and became a Senior Vice President and President, Residential Furnishings in 1999.

   Michael A. Glauber has served the Company since 1969. Mr. Glauber was named Senior Vice President, Finance and Administration in 1990.

   Robert G. Griffin has been employed by the Company since 1992. Mr. Griffin was named Vice President and Director of Mergers, Acquisitions and Strategic Planning in 1995, President--Commercial Fixture and Display Group in 1998 and Senior Vice President in 1999.

   Robert A. Jefferies, Jr. has served as Senior Vice President, Strategic Planning of the Company since 2001. He previously served the Company as Senior Vice President, Mergers, Acquisitions and Strategic Planning from 1990 to 2001. He also served the Company as Vice President, General Counsel and Secretary from 1977 to 1990.

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

   Robert A. Wagner has served as Vice President, Mergers and Acquisitions since 2001. He previously served the Company as Vice President, Mergers, Acquisitions and Strategic Planning from 1998 to 2001. Prior to joining the Company, Mr. Wagner was Vice President of Graco Inc., Minneapolis, Minnesota from 1991 to 1997, most recently serving as Vice President Asia Pacific and President Graco KK in Yokohama, Japan from 1995 to 1997.

Item 11. Executive Compensation.

   The section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002, is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The section entitled "Ownership of Common Stock" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002, is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

   The subsection entitled "Related Transactions" of the section entitled "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 8, 2002 is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants.

   The Financial Statements listed below are included in this Report:


   . Consolidated Statements of Earnings for each of the years in the three year period ended December 31, 2001

   . Consolidated Balance Sheets at December 31, 2001 and 2000

   . Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2001

   . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three year period ended December 31, 2001

   . Notes to Consolidated Financial Statements

   . Quarterly Summary of Earnings (Unaudited)

   . Schedule for each of the years in the three year period ended December 31,
     2001

      Schedule II--Valuation and Qualifying Accounts and Reserves

   All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

   2. Exhibits--See Exhibit Index.

   3. Reports on Form 8-K filed during the last quarter of 2001--A Form 8-K was filed November 1, 2001, Item 5 "Other Events" reported, disclosing that UMB Bank, N.A. has been appointed to serve as Rights Agent under the Company's Rights Agreement, dated February 15, 1999, and as its Registrar and Transfer Agent.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                            Year ended December 31
                                                                         ---------------------------
                                                                           2001      2000     1999
                                                                         --------  -------- --------
                                                                         (Dollar amounts in millions,
                                                                            except per share data)

Net sales............................................................... $4,113.8  $4,276.3 $3,779.0
Cost of goods sold......................................................  3,121.8   3,188.5  2,758.7
                                                                         --------  -------- --------
       Gross profit.....................................................    992.0   1,087.8  1,020.3
Shipping and handling expenses..........................................    175.1     175.5    150.7
Selling and administrative expenses.....................................    415.2     391.6    340.5
Amortization of excess cost of purchased companies and other intangibles     39.9      34.1     28.8
Other deductions (income), net..........................................     10.6       5.8     (2.2)
                                                                         --------  -------- --------
       Earnings before interest and income taxes........................    351.2     480.8    502.5
Interest expense........................................................     58.8      66.3     43.0
Interest income.........................................................      4.9       4.1      3.1
                                                                         --------  -------- --------
       Earnings before income taxes.....................................    297.3     418.6    462.6
Income taxes............................................................    109.7     154.5    172.1
                                                                         --------  -------- --------
       Net earnings..................................................... $  187.6  $  264.1 $  290.5
                                                                         ========  ======== ========
Earnings per share
       Basic............................................................ $    .94  $   1.33 $   1.46
                                                                         ========  ======== ========
       Diluted.......................................................... $    .94  $   1.32 $   1.45
                                                                         ========  ======== ========


  The accompanying notes are an integral part of these financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31
                                                                                        ------------------
                                                                                          2001      2000
                                                                                        --------  --------
                                                                                          (Dollar amounts
                                                                                           in millions,
                                                                                         except share data)
                                        ASSETS
                                       -------
Current Assets
   Cash and cash equivalents........................................................... $  187.2  $   37.3
   Accounts and notes receivable, less allowance of $29.4 in 2001 and $16.3 in 2000....    562.5     634.2
   Inventories.........................................................................
       Finished goods..................................................................    308.6     336.8
       Work in process.................................................................     74.7      89.2
       Raw materials and supplies......................................................    224.1     255.5
       LIFO reserve....................................................................     (6.1)     (9.7)
                                                                                        --------  --------
          Total inventories............................................................    601.3     671.8
   Other current assets................................................................     70.9      62.0
                                                                                        --------  --------
          Total current assets.........................................................  1,421.9   1,405.3
Property, Plant and Equipment--at cost
   Machinery and equipment.............................................................  1,195.0   1,176.7
   Buildings and other.................................................................    608.5     584.4
   Land................................................................................     62.0      61.7
                                                                                        --------  --------
          Total property, plant and equipment..........................................  1,865.5   1,822.8
   Less accumulated depreciation.......................................................    903.6     804.4
                                                                                        --------  --------
          Net property, plant and equipment............................................    961.9   1,018.4
Other Assets
   Excess cost of purchased companies over net assets acquired, less accumulated
     amortization of $111.7 in 2001 and $88.8 in 2000..................................    879.0     846.0
   Other intangibles, less accumulated amortization of $41.0 in 2001 and $38.1 in 2000.     43.8      49.3
   Sundry..............................................................................    106.3      54.2
                                                                                        --------  --------
          Total other assets...........................................................  1,029.1     949.5
                                                                                        --------  --------
          Total Assets................................................................. $3,412.9  $3,373.2
                                                                                        ========  ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                       ----------------------------------------
Current Liabilities
   Accounts payable.................................................................... $  162.4  $  179.4
   Accrued expenses....................................................................    197.8     201.5
   Other current liabilities...........................................................     96.8      95.7
                                                                                        --------  --------
          Total current liabilities....................................................    457.0     476.6
Long-Term Debt.........................................................................    977.6     988.4
Other Liabilities......................................................................     47.0      42.5
Deferred Income Taxes..................................................................     64.7      71.9
Shareholders' Equity
   Capital stock
       Preferred stock--authorized, 100,000,000 shares; none issued
       Common stock--authorized, 600,000,000 shares of $.01 par value; issued
         198,797,750 and 198,777,750 shares in 2001 and 2000, respectively.............      2.0       2.0
   Additional contributed capital......................................................    419.3     423.5
   Retained earnings...................................................................  1,552.7   1,460.0
   Accumulated other comprehensive income..............................................    (55.8)    (45.4)
   Less treasury stock--at cost (2,499,597 and 2,680,551 shares in 2001 and 2000,
     respectively......................................................................    (51.6)    (46.3)
                                                                                        --------  --------
          Total shareholders' equity...................................................  1,866.6   1,793.8
                                                                                        --------  --------
          Total Liabilities and Shareholders' Equity................................... $3,412.9  $3,373.2
                                                                                        ========  ========

  The accompanying notes are an integral part of these financial statements.

                   LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31
                                                                               ---------------------------
                                                                                 2001      2000    1999
                                                                               -------   -------  -------
                                                                               (Dollar amounts in millions
Operating Activities
   Net earnings............................................................... $ 187.6   $ 264.1  $ 290.5
   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation...........................................................   156.7     139.2    120.5
       Amortization...........................................................    39.9      34.1     28.8
       Deferred income tax expense (benefit)..................................   (19.6)     13.1     (6.7)
       Other..................................................................   (11.7)     (1.8)    (4.3)
       Other changes, excluding effects from purchases of companies
          (Increase) decrease in accounts receivable, net.....................    84.6      (2.7)     5.0
          (Increase) decrease in inventories..................................    84.7      (8.7)   (74.0)
          (Increase) decrease in other current assets.........................     3.1      (1.7)    (4.7)
          Increase in current liabilities.....................................     9.2       5.2     15.7
                                                                               -------   -------  -------
              Net Cash Provided by Operating Activities.......................   534.5     440.8    370.8
Investing Activities
   Additions to property, plant and equipment.................................  (128.0)   (169.7)  (159.1)
   Purchases of companies, net of cash acquired...............................   (95.1)   (252.3)  (290.1)
   Other......................................................................    41.9     (15.2)     8.2
                                                                               -------   -------  -------
              Net Cash Used for Investing Activities..........................  (181.2)   (437.2)  (441.0)
Financing Activities
   Additions to debt..........................................................    49.1     398.4    255.6
   Payments on debt...........................................................  (108.7)   (252.9)   (98.6)
   Dividends paid.............................................................   (92.5)    (78.6)   (69.1)
   Issuances of common stock..................................................    11.9       4.7      4.0
   Purchases of common stock..................................................   (63.2)    (53.9)   (81.5)
   Other......................................................................      --      (4.6)    (3.1)
                                                                               -------   -------  -------
              Net Cash Provided by (Used for) Financing Activities............  (203.4)     13.1      7.3
                                                                               -------   -------  -------
Increase (Decrease) in Cash and Cash Equivalents..............................   149.9      16.7    (62.9)
Cash and Cash Equivalents--Beginning of Year..................................    37.3      20.6     83.5
                                                                               -------   -------  -------
Cash and Cash Equivalents--End of Year........................................ $ 187.2   $  37.3  $  20.6
                                                                               =======   =======  =======
Supplemental Information
   Interest paid.............................................................. $  65.4   $  59.5  $  42.6
   Income taxes paid..........................................................   125.5     136.8    170.5
   Liabilities assumed of acquired companies..................................    21.0     123.4    106.7
   Common stock issued for acquired companies.................................     1.2       5.3     26.9
   Common stock issued for employee stock plans...............................    34.6      30.6     29.6
                                                                               =======   =======  =======

      The accompanying notes are an integral part of these financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          Year ended December 31
                                                                       ----------------------------
                                                                         2001      2000      1999
                                                                       --------  --------  --------
                                                                       (Dollar amounts in millions,
                                                                          except per share data)
Common Stock
   Balance, beginning and end of period............................... $    2.0  $    2.0  $    2.0
                                                                       ========  ========  ========
Additional Contributed Capital
   Balance, beginning of period....................................... $  423.5  $  424.8  $  396.1
   Common stock issued................................................     10.2      14.3      37.8
   Treasury stock issued..............................................    (19.9)    (16.9)    (11.9)
   Tax benefit related to stock options...............................      5.5       1.3       2.8
                                                                       --------  --------  --------
       Balance, end of period......................................... $  419.3  $  423.5  $  424.8
                                                                       ========  ========  ========
Retained Earnings
   Balance, beginning of period....................................... $1,460.0  $1,278.1  $1,058.7
   Net earnings for the year..........................................    187.6     264.1     290.5
   Cash dividends declared (per share: 2001--$.48; 2000--$.42;
     1999--$.36)......................................................    (94.9)    (82.2)    (71.1)
                                                                       --------  --------  --------
       Balance, end of period......................................... $1,552.7  $1,460.0  $1,278.1
                                                                       ========  ========  ========
Treasury Stock
   Balance, beginning of period....................................... $  (46.3) $  (39.8) $   (1.8)
   Treasury stock purchased...........................................    (71.8)    (59.0)    (88.5)
   Treasury stock issued..............................................     66.5      52.5      50.5
                                                                       --------  --------  --------
       Balance, end of period......................................... $  (51.6) $  (46.3) $  (39.8)
                                                                       ========  ========  ========
Accumulated Other Comprehensive Income
   Balance, beginning of period....................................... $  (45.4) $  (18.9) $  (18.2)
   Foreign currency translation adjustment............................    (10.4)    (26.5)      (.7)
                                                                       --------  --------  --------
       Balance, end of period......................................... $  (55.8) $  (45.4) $  (18.9)
                                                                       ========  ========  ========
       Total Shareholders' Equity..................................... $1,866.6  $1,793.8  $1,646.2
                                                                       ========  ========  ========
Comprehensive Income
   Net earnings....................................................... $  187.6  $  264.1  $  290.5
   Foreign currency translation adjustment (net of income tax expense
     (benefit): 2001--$.3; 2000--($3.3); 1999--($.8)).................    (10.4)    (26.5)      (.7)
                                                                       --------  --------  --------
       Total Comprehensive Income..................................... $  177.2  $  237.6  $  289.8
                                                                       ========  ========  ========

  The accompanying notes are an integral part of these financial statements.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollar amounts in millions, except per share data)

                       December 31, 2001, 2000 and 1999

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

   Inventories: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 50% of the inventories at December 31, 2001 and 2000. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 2001 and 2000 approximated replacement cost.

   Depreciation, Amortization and Asset Impairment: Property, plant and equipment are depreciated by the straight-line method. The rates of depreciation range from 7% to 25% for machinery and equipment, 3% to 7% for buildings and 12% to 33% for other items. Accelerated methods are used for tax purposes. The excess cost of purchased companies over net assets acquired prior to July 1, 2001 is amortized by the straight-line method over forty years. Other intangibles are amortized by the straight-line method over their estimated lives. The rates of amortization range from 2.5% to 33%. In accordance with FASB Statement No. 121, long-lived assets, including intangibles, are evaluated for probable recovery of their carrying amount. Appropriate adjustment, using current market values, estimates of discounted future cash flows and other methods, is made when recovery of the carrying amount is not reasonably assured.

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

   From time to time, the Company will enter into forward exchange contracts to hedge transactions in foreign currencies and interest rate swaps related to fixed rate debt. The amounts outstanding under the forward contracts are not significant to the Company. The Company has minimal continuing exposures to foreign currency transactions and interest rate fluctuations.

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

B--Acquisitions

   During 2001, the Company acquired 10 businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $95.1 in cash, net of cash acquired, and 61,026 shares of common stock valued at $1.2. These amounts include additional consideration of $13.7 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $64.3 of which $43.2 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and industrial materials markets, as well as the other markets the Company serves.

   The unaudited pro forma consolidated net sales for the years ended December 31, 2001 and 2000 as though the 2001 acquisitions had occurred on January 1 of each year presented were $4,204.9 and $4,476.8, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

   During 2000, the Company acquired 21 businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $252.3 in cash, net of cash acquired, and 268,791 shares or share equivalents of common stock valued at $5.3. These amounts include additional consideration of $9.4 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $166.6 of which $127.0 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and specialized products markets, as well as the other markets the Company serves.

   During 1999, the Company acquired 29 businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $290.1 in cash, net of cash acquired, and 1,227,500 shares of common stock valued at $25.8. Options to purchase an additional 39,568 shares of common stock valued at $1.1 were also extended by the Company in substitution for previously existing options. These amounts include additional consideration of $19.3 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $233.4 of which $138.8 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the commercial furnishings and residential furnishings markets, as well as the other markets the Company serves.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition.

   The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired company's results of operations exceed certain targeted levels. Such additional consideration may be paid in cash or shares of the Company's common stock, and is recorded when earned as additional purchase price. The maximum amount of additional consideration remaining at December 31, 2001 is approximately $72 and will be payable, if earned, through 2005.

C--Earnings Per Share

   Basic and diluted earnings per share were calculated as follows:

                                           2001         2000         1999
                                       ------------ ------------ ------------
  Basic
     Weighted average shares
       outstanding, including shares
       issuable for little or no cash.  199,457,481  198,986,619  198,492,506
                                       ------------ ------------ ------------
  Net earnings........................ $      187.6 $      264.1 $      290.5
                                       ============ ============ ============
  Earnings per share.................. $        .94 $       1.33 $       1.46
                                       ============ ============ ============
  Diluted
     Weighted average shares
       outstanding, including shares
       issuable for little or no cash.  199,457,481  198,986,619  198,492,506
     Additional dilutive shares
       principally from the assumed
       exercise of outstanding stock
       options........................      977,404    1,401,516    2,445,498
                                       ------------ ------------ ------------
                                        200,434,885  200,388,135  200,938,004
                                       ============ ============ ============
  Net earnings........................ $      187.6 $      264.1 $      290.5
                                       ============ ============ ============
  Earnings per share.................. $        .94 $       1.32 $       1.45
                                       ============ ============ ============

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

D--Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities at December 31 consist of the following:

                                                                  2001   2000
                                                                 ------ ------
  Accrued expenses
     Wages and commissions payable.............................. $ 46.7 $ 52.0
     Workers' compensation, medical, auto and product liability
       insurance................................................   43.7   38.9
     Income taxes...............................................   11.5   13.8
     Sales promotions...........................................   24.3   22.2
     Other......................................................   71.6   74.6
                                                                 ------ ------
                                                                 $197.8 $201.5
                                                                 ====== ======
  Other current liabilities
     Outstanding checks in excess of book balances.............. $ 51.3 $ 42.0
     Current maturities of long-term debt.......................    5.8    5.9
     Dividends payable..........................................   23.3   21.3
     Other......................................................   16.4   26.5
                                                                 ------ ------
                                                                 $ 96.8 $ 95.7
                                                                 ====== ======

E--Long-Term Debt

   Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

                                                                      2001   2000
                                                                     ------ ------
Medium-term notes, average interest rates of 4.8% for 2001 and 6.8%
  for 2000, due dates through 2009.................................. $845.0 $895.0
Market value adjustment related to medium-term notes' interest
  rate swaps........................................................   38.1     --
Industrial development bonds, principally variable interest rates of
  2.4% and 5.1% for 2001 and 2000, respectively, due dates
  through 2030......................................................   46.8   47.3
Other, partially secured............................................   53.5   52.0
                                                                     ------ ------
                                                                      983.4  994.3
Less current maturities.............................................    5.8    5.9
                                                                     ------ ------
                                                                     $977.6 $988.4
                                                                     ====== ======

   The Company had interest rate swap agreements on $364 of its fixed-rate medium-term notes at December 31, 2001 and 2000, respectively. These swap agreements, which convert fixed rate debt to variable rate debt, contain the same payment dates as the original issues, and are used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In accordance with FASB Statement No. 133, which became effective January 1, 2001, the market value of these swaps is shown as an adjustment of the corresponding debt's market value in the preceding table. Other assets include the corresponding market value of the interest rate swaps.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   At December 31, 2001, the revolving credit agreements provided for a maximum line of credit of $342.5. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank's base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreements. Agreement amounts of $110.0 and $232.5 will terminate August 26, 2002 and July 31, 2004, respectively, at which time all outstanding balances will become due.

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

   Maturities of long-term debt for each of the five years following 2001 are:

                             Year ended December 31
                                2002.... $  5.8
                                2003....  124.8
                                2004....  196.3
                                2005....  377.8
                                2006....   75.5


F--Lease Obligations

   The Company conducts certain operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

   Total rental expense entering into the determination of results of operations was $47.3, $42.8 and $36.4 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

                         Year ended December 31
                            2002............... $ 35.0
                            2003...............   26.1
                            2004...............   20.3
                            2005...............   14.1
                            2006...............    6.4
                            Later years........    7.8
                                                ------
                                                $109.7
                                                ======

   The above lease obligations expire at various dates through 2010. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

   During the last half of 2001, the Company entered into synthetic lease arrangements where it sold $35.1 million of aircraft and machinery (equipment) to a third party and leased the equipment back under a four-year operating lease. There are annual renewal options up to three years. If the Company does not exercise its purchase option at the end of the lease, it must pay the lessor a maximum amount of $18.8, which amount will be reduced by the net sales proceeds of the equipment to a third party. The Company does not believe that it will have any payment obligations at the end of the lease because either the Company will exercise the purchase option, or the net proceeds from sale of the equipment will exceed the maximum amount payable to the lessor.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

G--Capital Stock

  Stock Activity

   Activity in the Company's stock accounts for each of the three years ended December 31 is as follows:

                                             Common     Treasury
                                             Stock       Stock
                                           ----------- ----------
              Balance, January 1, 1999.... 197,766,091    (82,580)
                 Shares issued............     961,659  2,342,411
                 Treasury stock purchased.          -- (4,107,287)
                                           ----------- ----------
              Balance, December 31, 1999.. 198,727,750 (1,847,456)
                 Shares issued............      50,000  2,722,437
                 Treasury stock purchased.          -- (3,555,532)
                                           ----------- ----------
              Balance, December 31, 2000.. 198,777,750 (2,680,551)
                 Shares issued............      20,000  3,607,684
                 Treasury stock purchased.          -- (3,426,730)
                                           ----------- ----------
              Balance, December 31, 2001.. 198,797,750 (2,499,597)
                                           =========== ==========

   The Company issues shares for employee stock plans and acquisitions. The Company purchases its common stock to meet the requirements of the employee stock purchase and incentive plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. The Company will also receive shares in stock option exercises.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

  Stock Options

   At December 31, 2001, the Company had 16,707,668 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 6 to 18 months after the date of grant, have a maximum term of 5-10 years, and are issued with exercise prices at market. However, the Company grants below market options under a deferred compensation program. This program allows senior managers to receive stock options in lieu of cash salary and bonuses. These options include a discount feature which does not exceed 15% and have a term of fifteen years. A summary of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is as follows:

                                                          Weighted
                                                          Average
                                                       Exercise Price
                                             Shares      per Share
                                           ----------  --------------
          Outstanding at January 1, 1999..  7,704,185      $ 9.34
             Granted......................  4,998,591       16.33
             Exercised.................... (1,279,755)       6.29
             Forfeited....................   (104,340)      19.99
                                           ----------      ------
          Outstanding at December 31, 1999 11,318,681       12.67
             Granted......................  1,196,574        8.13
             Exercised....................   (947,773)       8.78
             Forfeited....................   (302,173)      17.77
                                           ----------      ------
          Outstanding at December 31, 2000 11,265,309       12.38
             Granted......................  2,010,031       15.22
             Exercised.................... (2,622,995)       9.93
             Forfeited....................   (732,591)      14.15
                                           ----------      ------
          Outstanding at December 31, 2001  9,919,754      $13.48
                                           ==========      ======
          Options exercisable at
             December 31, 2001............  5,604,070      $12.84
             December 31, 2000............  6,999,358       10.50
             December 31, 1999............  5,605,669        8.43

   The following table summarizes information about stock options outstanding at December 31, 2001:

                            Options Outstanding                Options Exercisable
                ------------------------------------------- --------------------------
                            Weighted-Average
                               Remaining       Weighted-                  Weighted-
   Range of       Number    Contractual Life    Average       Number       Average
Exercise Prices Outstanding     In Years     Exercise Price Exercisable Exercise Price
--------------- ----------- ---------------- -------------- ----------- --------------
$  .01-$ 5.00    3,385,454        11.3           $ 2.13      2,182,052      $ 1.63
  5.01- 12.00           --          --               --             --          --
 12.01- 18.00    2,049,695         8.1            16.88        376,198       14.20
 18.01- 26.00    4,484,605         6.7            20.49      3,045,820       20.70
 -------------   ---------        ----           ------      ---------      ------
$  .01-$26.00    9,919,754         8.5           $13.48      5,604,070      $12.84
 =============   =========        ====           ======      =========      ======

   The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Compensation cost charged against income related to the Company's stock option grants for each of the years ending December 31, 2001, 2000 and 1999 was $9.4, $11.2 and $11.5, respectively. Compensation cost includes amounts for options granted under the deferred compensation plan for senior managers, which allows the manager to elect stock options in lieu of salary and bonuses.

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

                                                   2001    2000    1999
                                                  ------  ------  ------
       Proforma net earnings..................... $179.6  $257.0  $285.2
       Proforma earnings per share
          Basic..................................    .90    1.29    1.44
          Diluted................................    .90    1.28    1.42
       Weighted-average fair value of options
          Granted at market price................   6.28    6.19    4.59
          Granted below market price.............  16.09   11.82   17.67
       Weighted-average exercise price of options
          Granted at market price................  17.75   17.56   20.09
          Granted below market price.............   4.22    3.22    2.50
       Principal assumptions
          Risk-free interest rate................    5.0%    5.4%    5.2%
          Expected life in years.................    7.0     6.6     4.8
          Expected volatility....................   31.4%   28.4%   23.0%
          Expected dividend yield................    1.8%    1.7%    1.5%

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

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

H--Employee Benefit Plans

   The following table provides information at December 31 as to the Company's sponsored domestic defined benefit pension plans. The Company's foreign defined benefit pension plans are not significant individually or in the aggregate.

                                                       2001    2000    1999
                                                      ------  ------  ------
   Change in Benefit Obligation
      Benefit obligation, beginning of period........ $110.3  $102.1  $100.1
          Service cost...............................    3.1     3.3     3.2
          Interest cost..............................    6.4     5.9     5.3
          Plan participants' contributions...........    5.0     4.8     4.3
          Actuarial gains............................     --    (6.6)   (4.9)
          Benefits paid..............................   (6.7)   (6.6)   (5.9)
          Acquisitions and transfers.................     --     7.4      --
                                                      ------  ------  ------
      Benefit obligation, end of period..............  118.1   110.3   102.1

   Change in Plan Assets
      Fair value of plan assets, beginning of period.  181.0   154.6   132.1
          Actual return on plan assets...............  (21.5)   23.8    24.1
          Employer contributions.....................     .4      --      --
          Plan participants' contributions...........    5.0     4.8     4.3
          Benefits paid..............................   (6.7)   (6.6)   (5.9)
          Acquisitions and transfers.................     --     4.4      --
                                                      ------  ------  ------
      Fair value of plan assets, end of period.......  158.2   181.0   154.6

   Plan Assets in Excess of Benefit Obligations......   40.1    70.7    52.5
          Unrecognized net actuarial gains...........   (2.3)  (40.2)  (24.3)
          Unrecognized net transition asset..........     --     (.3)    (.7)
          Unrecognized prior service cost............    (.2)    (.2)    (.2)
                                                      ------  ------  ------
      Prepaid pension cost........................... $ 37.6  $ 30.0  $ 27.3
                                                      ======  ======  ======
   Components of Net Pension Income
      Service cost................................... $ (3.1) $ (3.3) $ (3.2)
      Interest cost..................................   (6.4)   (5.8)   (5.3)
      Expected return on plan assets.................   14.5    12.2    10.3
      Amortization of net transition asset...........     .3      .3      .4
      Recognized net actuarial gain..................    1.9      .9      --
                                                      ------  ------  ------
      Net pension income............................. $  7.2  $  4.3  $  2.2
                                                      ======  ======  ======
   Weighted Average Assumptions
      Discount rate..................................   6.00%   6.00%   6.00%
      Expected return on plan assets.................   8.00%   8.00%   8.00%
      Rate of compensation increase..................   4.40%   4.50%   4.40%

   Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 1,176,000 shares of the Company's common stock at December 31, 2001.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Contributions to union sponsored, defined benefit, multiemployer pension plans were $.7, $.8, and $.7 in 2001, 2000 and 1999, respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 2001, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the net assets of the plans. Therefore, the Company would have no material withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

   Net pension (income) expense, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $(.8), $2.2 and $4.3 in 2001, 2000 and 1999, respectively.

   The Company has a contributory stock purchase/stock bonus plan (SPSB Plan), a nonqualified executive stock purchase program (ESPP) and an employees' discount stock plan (DSP). The SPSB Plan provides Company pre-tax contributions of 50% of the amount of employee contributions. The ESPP provides cash payments of 50% of the employees' contributions, along with an additional payment to assist employees in paying taxes on the cash payments. To the extent possible, contributions to the ESPP are invested in the Company's common stock through the DSP. In addition, the Company matches its contributions when certain profitability levels, as defined in the SPSB Plan and the ESPP, have been attained. The Company's total contributions to the SPSB Plan and the ESPP were $8.3, $9.7 and $8.5 for 2001, 2000 and 1999, respectively. Beginning January 1, 2002, the SPSB Plan was converted to an Employee Stock Ownership Plan (ESOP) and the ESPP was replaced by an Employee Stock Unit Program (ESUP). These changes will have no significant effect on the Company's total cost of the plans.

   Under the DSP, eligible employees may purchase a maximum of 19,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 1,052,938 in 2001, 1,287,437 in 2000, and 1,026,479 in 1999.
Purchase prices ranged from $13 to $24 per share. Since inception of the DSP in 1982, a total of 16,467,597 shares have been purchased by employees.

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

I--Income Taxes

   The components of earnings before income taxes are as follows:

                                 Year ended December 31
                                 ----------------------
                                  2001    2000    1999
                                 ------  ------  ------
                        Domestic $261.0  $342.3  $397.2
                        Foreign.   36.3    76.3    65.4
                                 ------  ------  ------
                                 $297.3  $418.6  $462.6
                                 ======  ======  ======

   Income tax expense is comprised of the following components:

                                      Year ended December 31
                                      ----------------------
                                       2001    2000    1999
                                      ------  ------  ------
                  Current
                     Federal......... $100.9  $106.7  $141.1
                     State and local.    8.8     5.6    11.8
                     Foreign.........   19.6    29.1    25.9
                                      ------  ------  ------
                                       129.3   141.4   178.8
                  Deferred
                     Federal.........   (9.6)   12.0    (5.1)
                     State and local.   (1.4)    6.3     3.3
                     Foreign.........   (8.6)   (5.2)   (4.9)
                                      ------  ------  ------
                                       (19.6)   13.1    (6.7)
                                      ------  ------  ------
                                      $109.7  $154.5  $172.1
                                      ======  ======  ======

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

                                                 December 31
                                               --------------
                                                2001    2000
                                               ------  ------
                 Property, plant and equipment $(72.2) $(74.4)
                 Accrued expenses.............   63.0    54.3
                 Prepaid pension cost.........  (15.4)  (12.4)
                 Intangible assets............  (13.9)   (9.5)
                 Other, net...................   (1.2)  (16.7)
                                               ------  ------
                                               $(39.7) $(58.7)
                                               ======  ======

   Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

                                             December 31
                                           --------------
                                            2001    2000
                                           ------  ------
                     Other current assets. $ 25.0  $ 13.2
                     Deferred income taxes  (64.7)  (71.9)
                                           ------  ------
                                           $(39.7) $(58.7)
                                           ======  ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

                                                            Year ended December 31
                                                            ---------------------
                                                             2001      2000  1999
                                                            ----      ----   ----
 Statutory federal income tax rate......................... 35.0%     35.0%  35.0%
 Effect of nondeductible goodwill amortization on federal
   statutory rate..........................................  1.3       1.1     .9
 Increases in rate resulting primarily from state and other
  jurisdictions............................................   .6        .8    1.3
                                                             ----      ----  ----
 Effective tax rate........................................ 36.9%     36.9%  37.2%
                                                             ====      ====  ====

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

   Summarized financial information concerning the Company's reportable segments is shown in the following tables. Segment amounts for prior years have been restated to conform to the 2001 presentation:

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                                           Year ended December 31
                                      --------------------------------
                                               Inter-
                                      External Segment  Total
                                       Sales    Sales   Sales    EBIT
                                      -------- ------- -------- ------
        2001
           Residential Furnishings... $2,042.6 $ 11.7  $2,054.3 $176.5
           Commercial Furnishings....    940.7    3.9     944.6   53.1
           Aluminum Products.........    444.4   15.2     459.6   25.4
           Industrial Materials......    318.9  208.5     527.4   55.8
           Specialized Products......    367.2   53.6     420.8   42.4
           Intersegment eliminations.                             (5.5)
           Adjustment to LIFO method.                              3.5
                                      -------- ------  -------- ------
                                      $4,113.8 $292.9  $4,406.7 $351.2
                                      ======== ======  ======== ======
        2000
           Residential Furnishings... $2,126.0 $  9.7  $2,135.7 $224.0
           Commercial Furnishings....    974.5    4.0     978.5  109.2
           Aluminum Products.........    529.0   16.5     545.5   36.5
           Industrial Materials......    326.9  214.0     540.9   73.9
           Specialized Products......    319.9   51.4     371.3   46.4
           Intersegment eliminations.                             (5.0)
           Adjustment to LIFO method.                             (4.2)
                                      -------- ------  -------- ------
                                      $4,276.3 $295.6  $4,571.9 $480.8
                                      ======== ======  ======== ======
        1999
           Residential Furnishings... $1,946.6 $  9.5  $1,956.1 $219.7
           Commercial Furnishings....    770.7    1.7     772.4  126.2
           Aluminum Products.........    532.8   15.6     548.4   52.6
           Industrial Materials......    290.0  208.2     498.2   70.8
           Specialized Products......    238.9   41.9     280.8   34.1
           Intersegment eliminations.                             (2.6)
           Adjustment to LIFO method.                              1.7
                                      -------- ------  -------- ------
                                      $3,779.0 $276.9  $4,055.9 $502.5
                                      ======== ======  ======== ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                                            Year ended December 31
                               -------------------------------------------------
                                                          Acquired
                                          Additions to   Companies' Depreciation
                                         Property, Plant Long-Lived     and
                                Assets    and Equipment    Assets   Amortization
                               --------  --------------- ---------- ------------
2001
   Residential Furnishings.... $1,221.5      $ 72.4        $ 11.9      $ 80.6
   Commercial Furnishings.....    944.2        15.3          53.8        49.7
   Aluminum Products..........    437.4        10.6           3.3        24.8
   Industrial Materials.......    260.2         6.1           5.2        15.9
   Specialized Products.......    352.8        12.5           7.1        17.3
   Unallocated assets.........    336.1        11.1            --         8.3
   Adjustment to year-end vs.
     average assets...........   (139.3)
                               --------      ------        ------      ------
                               $3,412.9      $128.0        $ 81.3      $196.6
                               ========      ======        ======      ======
2000
   Residential Furnishings.... $1,223.2      $ 73.3        $ 34.4      $ 67.0
   Commercial Furnishings.....    892.4        30.9         108.8        41.7
   Aluminum Products..........    478.7        29.2           4.1        24.2
   Industrial Materials.......    269.0         9.4          27.1        14.7
   Specialized Products.......    336.4        12.4          78.8        15.8
   Unallocated assets.........    242.6        14.5            --         9.9
   Adjustment to year-end vs.
     average assets...........    (69.1)
                               --------      ------        ------      ------
                               $3,373.2      $169.7        $253.2      $173.3
                               ========      ======        ======      ======
1999
   Residential Furnishings.... $1,173.4      $ 60.7        $128.3      $ 61.7
   Commercial Furnishings.....    717.5        21.5         163.2        28.3
   Aluminum Products..........    441.1        30.5            --        22.2
   Industrial Materials.......    208.7        17.9           5.3        14.0
   Specialized Products.......    216.8        15.0          16.2        12.4
   Unallocated assets.........    204.0        13.5            --        10.7
   Adjustment to year-end vs.
     average assets...........     16.0
                               --------      ------        ------      ------
                               $2,977.5      $159.1        $313.0      $149.3
                               ========      ======        ======      ======

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

   Revenues from external customers, by product line, are as follows:

                                                     Year Ended December 31
                                                   --------------------------
                                                     2001     2000     1999
                                                   -------- -------- --------
   Residential Furnishings
      Bedding components.......................... $  776.2 $  802.0 $  732.0
      Residential furniture components............    674.9    701.7    608.3
      Finished & consumer products................    515.6    542.8    528.3
      Other residential furnishings products......     75.9     79.5     78.0
                                                   -------- -------- --------
                                                    2,042.6  2,126.0  1,946.6
   Commercial Furnishings
      Store displays, fixtures & storage products.    707.1    706.1    519.4
      Office furnishings & plastic components.....    233.6    268.4    251.3
                                                   -------- -------- --------
                                                      940.7    974.5    770.7
   Aluminum Products
      Die cast products...........................    369.7    446.3    457.7
      Smelter, tool & die operations..............     74.7     82.7     75.1
                                                   -------- -------- --------
                                                      444.4    529.0    532.8
   Industrial Materials
      Wire, wire products & steel tubing..........    318.9    326.9    290.0
   Specialized Products
      Automotive products & specialized machinery.    367.2    319.9    238.9
                                                   -------- -------- --------
                                                   $4,113.8 $4,276.3 $3,779.0
                                                   ======== ======== ========

   The Company's operations outside of the United States are principally in Canada, Europe and Mexico. The geographic information that follows regarding sales is based on the area of manufacture.

                                      Year Ended December 31
                                    --------------------------
                                      2001     2000     1999
                                    -------- -------- --------
                  External sales
                     United States. $3,421.1 $3,675.6 $3,345.8
                     Canada........    324.9    317.4    237.8
                     Other foreign.    367.8    283.3    195.4
                                    -------- -------- --------
                                    $4,113.8 $4,276.3 $3,779.0
                                    ======== ======== ========
                  Long-lived assets
                     United States. $1,591.5 $1,593.3 $1,421.4
                     Canada........    159.8    156.8    135.5
                     Other foreign.    239.7    217.8    164.4
                                    -------- -------- --------
                                    $1,991.0 $1,967.9 $1,721.3
                                    ======== ======== ========

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(1) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statements schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statements schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
St. Louis, Missouri
January 30, 2002

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

                         QUARTERLY SUMMARY OF EARNINGS

                                  (Unaudited)
              (Dollar amounts in millions, except per share data)

   Year ended December 31, 2001  First    Second   Third    Fourth   Total
   ---------------------------- -------- -------- -------- -------- --------
   Net sales................... $1,053.3 $1,035.2 $1,056.8 $  968.5 $4,113.8
   Gross profit................    251.1    251.5    257.8    231.6    992.0
   Earnings before income taxes     72.9     80.7     87.6     56.1    297.3
   Net earnings................     46.0     50.9     55.3     35.4    187.6
                                ======== ======== ======== ======== ========
   Earnings per share
      Basic.................... $    .23 $    .26 $    .28 $    .18 $    .94
                                ======== ======== ======== ======== ========
      Diluted.................. $    .23 $    .25 $    .28 $    .18 $    .94
                                ======== ======== ======== ======== ========

   Year ended December 31, 2000
   ----------------------------
   Net sales................... $1,043.6 $1,095.6 $1,129.6 $1,007.5 $4,276.3
   Gross profit................    271.5    288.5    284.1    243.7  1,087.8
   Earnings before income taxes    117.3    120.6    109.2     71.5    418.6
   Net earnings................     73.8     76.3     68.9     45.1    264.1
                                ======== ======== ======== ======== ========
   Earnings per share
      Basic.................... $    .37 $    .38 $    .35 $    .23 $   1.33
                                ======== ======== ======== ======== ========
      Diluted.................. $    .37 $    .38 $    .34 $    .23 $   1.32
                                ======== ======== ======== ======== ========

                LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

          SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)

             Column A                Column B  Column C   Column D   Column E
             --------               ---------- --------- ---------- ----------
                                               Additions
                                                Charged
                                    Balance at  to Cost             Balance at
                                    Beginning     and                 End of
            Description             of Period  Expenses  Deductions   Period
            -----------             ---------- --------- ---------- ----------
 Year ended December 31, 2001
 Allowance for doubtful receivables   $16.3      $20.1      $7.0(A)   $29.4
                                      =====      =====      ====      =====
 Year ended December 31, 2000
 Allowance for doubtful receivables   $13.3      $ 6.7      $3.7(A)   $16.3
                                      =====      =====      ====      =====
 Year ended December 31, 1999
 Allowance for doubtful receivables   $13.5      $ 5.5      $5.7(A)   $13.3
                                      =====      =====      ====      =====

--------
(A) Uncollectible accounts charged off, net of recoveries

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEGGETT & PLATT, INCORPORATED

                                                  /S/  FELIX E. WRIGHT
                                          By:
                                             -----------------------------------
                                                      Felix E. Wright
                                                       President and
                                                  Chief Executive Officer

Dated: March 28, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

(a) Principal Executive
Officer:

    /S/  FELIX E. WRIGHT      Vice Chairman of the Board,   March 28, 2002
-----------------------------   President & Chief Executive
       Felix E. Wright          Officer

(b) Principal Financial
Officer:

   /S/  MICHAEL A. GLAUBER    Senior Vice President,        March 28, 2002
-----------------------------   Finance & Administration
     Michael A. Glauber

(c) Principal Accounting
Officer:

     /S/  ALLAN J. ROSS       Vice President--Accounting    March 28, 2002
-----------------------------
        Allan J. Ross

(d) Directors:

   HARRY M. CORNELL, JR.*     Chairman
-----------------------------
    Harry M. Cornell, Jr.

     RAYMOND F. BENTELE*      Director
-----------------------------
     Raymond F. Bentele

       RALPH W. CLARK*        Director
-----------------------------
       Ralph W. Clark

          Signature                       Title             Date
          ---------                       -----             ----

    ROBERT TED ENLOE, III*    Director
-----------------------------
    Robert Ted Enloe, III

      RICHARD T. FISHER*      Director
-----------------------------
      Richard T. Fisher

        BOB L. GADDY*         Director
-----------------------------
        Bob L. Gaddy

      DAVID S. HAFFNER*       Director
-----------------------------
      David S. Haffner

       THOMAS A. HAYS*        Director
-----------------------------
       Thomas A. Hays

  ROBERT A. JEFFERIES, JR.*   Director
-----------------------------
  Robert A. Jefferies, Jr.

     ALEXANDER M. LEVINE*     Director
-----------------------------
     Alexander M. Levine

       DUANE W. POTTER*       Director
-----------------------------
       Duane W. Potter

   MAURICE E. PURNELL, JR.*   Director
-----------------------------
   Maurice E. Purnell, Jr.

       ALICE L. WALTON*       Director
-----------------------------
       Alice L. Walton

       FELIX E. WRIGHT*       Vice-Chairman and Director
-----------------------------
       Felix E. Wright


*By:   /S/  ERNEST C. JETT              March 28, 2002
     -----------------------
         Ernest C. Jett
        Attorney-in-Fact
     Under Power-of-Attorney
     dated February 13, 2002

                                 EXHIBIT INDEX

                                                                                                     Sequential
Exhibit No.                                   Document Description                                    Page No.
-----------                                   --------------------                                   ----------
   3.1      Restated Articles of Incorporation of the Company as of May 13, 1987, filed March 31,
            1999 as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31,
            1998, is incorporated by reference.
   3.2      Amendment of Restated Articles of Incorporation of the Company dated May 12,
            1993, filed March 31, 1999 as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1998, is incorporated by reference.
   3.3      Amendment of Restated Articles of Incorporation of the Company dated May 12,
            1999; filed March 29, 2000 as Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1999, is incorporated by reference.
   3.4      Amended and Restated By-Laws of the Company as of August 11, 1993, with all amendments through March 15, 1999, filed March 31, 1999 as Exhibit 3.3 to the
            Company's Form 10-K for the year ended December 31, 1998, is incorporated by reference.
   4.1      Article III of the Company's Restated Articles of Incorporation, filed as Exhibit 3.1 hereto, is incorporated by reference.
   4.2      Rights Agreement effective February 15, 1999 between the Company and UMB Bank,
            N.A., as successor Rights Agent, pertaining to preferred stock rights distributed by the
            Company, filed as Exhibit 1 to the Company's Form 8-K filed December 1, 1998, is incorporated by reference.
   4.3      Indenture, dated as of November 24, 1999 between the Company and The Chase
            Manhattan Bank, as Trustee, filed as Exhibit 4.1 to Registration Statement No.
            333-90443, on Form S-3, effective as of November 15, 1999, is incorporated by reference.
  10.1(1)   Restated and Amended Employment Agreement between Harry M. Cornell, Jr. and the
            Company dated as of August 14, 1996, and Amendment No. 1 to Employment
            Agreement dated January 1, 1999, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated March 1, 2001 extending term of Employment Agreement.
  10.2(1)   Restated and Amended Employment Agreement between the Company and Felix E.
            Wright dated March 1, 1999, filed March 31, 1999 as Exhibit 10.2 to the Company's
            Form 10-K for the year ended December 31, 1998, is incorporated by reference.
  10.3(1)   Employment Agreement between the Company and Robert A. Jefferies, Jr. dated
            November 7, 1990 and Amendment No. 1 to Employment Agreement dated January 1,
            1993; filed March 31, 2000 as Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1999, is incorporated by reference.
  10.4(1)   Severance Benefit Agreement between the Company and Harry M. Cornell, Jr. dated
            May 9, 1984, filed March 29, 2001 as Exhibit 10.4(1) to the Company's Form 10-K for
            the year ended December 31, 2000 is incorporated by reference.
  10.5(1)   Severance Benefit Agreement between the Company and Felix E. Wright dated May 9,
            1984, filed March 29, 2001 as Exhibit 10.5(1) to the Company's Form 10-K for the
            year ended December 31, 2000 is incorporated by reference.
  10.6(1)   Severance Benefit Agreement between the Company and Robert A. Jefferies, Jr. dated
            May 9, 1984, filed March 29, 2001 as Exhibit 10.6(1) to the Company's Form 10-K for
            the year ended December 31, 2000 is incorporated by reference.

                                                                                                Sequential
Exhibit No.                                Document Description                                  Page No.
-----------                                --------------------                                 ----------
 10.7(1)    Reference is made to Appendix A to the Company's definitive Proxy Statement filed
            March 30, 2001, used in connection with Company's Annual Meeting of Shareholders held on May 9, 2001, for a copy of the Company's amended and restated 1989 Flexible
            Stock Plan, which is incorporated by reference.
 10.8(1)    Summary description of the Company's Key Management Incentive Compensation
            Plan filed March 29, 2000 as Exhibit 10.8 to Company's Form 10-K for the year ended
            December 31, 1999, is incorporated by reference.
 10.9(1)    Reference is made to Appendix B to the Company's definitive Proxy Statement filed
            March 31, 1999, used in connection with the Company's Annual Meeting of
            Shareholders held on May 12, 1999, for a copy of the Company's 1999 Key Officer's
            Incentive Plan, which is incorporated by reference.
 10.10(1)   Description of long-term disability arrangements between the Company and certain executives.
 10.11(1)   Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and each of its directors and certain executive officers.
 10.12(1)   The Company's Director Stock Option Plan, as amended.
 10.13(1)   The Company's Executive Stock Purchase Program adopted June 6, 1989 under the
            Company's 1989 Flexible Stock Plan, and effective as of July 1, 1989, as amended;
            filed March 29, 2000 as Exhibit 10.13 to the Company's Form 10-K for the year ended
            December 31, 1999, is incorporated by reference.
 10.14(1)   Revised Employment Agreement dated May 13, 1996, between Bob L. Gaddy, Pace
            Industries, Inc. and the Company.
 10.15(1)   The Company's Stock Award Program, filed March 31, 1998 as Exhibit 10.20 to the
            Company's Form 10-K for the year ended December 31, 1997, is incorporated by reference.
 10.16(1)   The Company's Deferred Compensation Program, restated and amended as of
            November 14, 2001.
 10.17(1)   The Company's Executive Deferred Stock Program, filed March 31, 1999 as Exhibit
            10.16 to the Company's Form 10-K for the year ended December 31, 1998, is incorporated by reference.
 10.18(1)   Noncompetition Agreement, dated May 13, 1996 between Bob L. Gaddy and the
            Company.
 10.19(1)   Pace Industries, Inc., Revised and Restated Employee Incentive Compensation Plan
            dated May 13, 1996.
 10.20(1)   The Company's Executive Stock Unit Program, adopted under the Company's 1989
            Flexible Stock Plan, and effective as of January 1, 2002.
 10.21(1)   Employment Agreement between the Company and David S. Haffner, dated July 30,
            2001, filed October 31, 2001 as Exhibit 10 to the Company's Form 10-Q for the
            quarter ended September 30, 2001, is incorporated by reference.
 10.22(1)   Severance Benefit Agreement between the Company and David S. Haffner, dated July
            30, 2001, filed October 31, 2001 as Exhibit 10 to the Company's Form 10-Q for the
            quarter ended September 30, 2001, is incorporated by reference.

                                                                                      Sequential
Exhibit No.                           Document Description                             Page No.
-----------                           --------------------                            ----------
     12     Computation of Ratio of Earnings to Fixed Charges.
     21     Schedule of Subsidiaries of Company.
     23     Consent of Independent Accountants.
     24     Power of Attorney executed by members of the Company's Board of Directors regarding this Form 10-K.

--------
(1) Denotes management contract or compensatory plan or arrangement.