Form 10-Q
period 2002-06-30
LEGGETT & PLATT INC
filed 2002-08-05
CIK 58492

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ____________ to ________________

                For Quarter Ended                     Commission File Number
                   June 30, 2002                             1-7845
          --------------------------------          ----------------------------

                          LEGGETT & PLATT, INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                Missouri                                44-0324630
     ----------------------------------    ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            No. 1 Leggett Road
            Carthage, Missouri                             64836
     ---------------------------------------       -----------------------
     (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code   (417) 358-8131
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

Yes    X         No _____
     ------

Common stock outstanding as of July 24, 2002:        195,783,367

                          PART I. FINANCIAL INFORMATION
                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(Amounts in millions)                                                                June 30,                December 31,
                                                                                       2002                      2001
                                                                                  ----------------         -------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $     148.5              $     187.2
   Accounts and notes receivable                                                          708.8                    591.9
   Allowance for doubtful accounts                                                        (29.1)                   (29.4)
   Inventories                                                                            618.2                    601.3
   Other current assets                                                                    77.7                     70.9
                                                                                    -----------              -----------
       Total current assets                                                             1,524.1                  1,421.9

PROPERTY, PLANT & EQUIPMENT, NET                                                          960.2                    961.9

OTHER ASSETS
   Excess cost of purchased companies over net
     assets acquired, less accumulated amortization
     of $112.3 in 2002 and $111.7 in 2001                                                 890.2                    879.0
   Other intangibles, less accumulated amortization
     of $45.2 in 2002 and $41.0 in 2001                                                    41.5                     43.8
   Sundry                                                                                 108.2                    106.3
                                                                                    -----------              -----------
       Total other assets                                                               1,039.9                  1,029.1
                                                                                    -----------              -----------
TOTAL ASSETS                                                                        $   3,524.2              $   3,412.9
                                                                                    ===========              ===========

CURRENT LIABILITIES
   Accounts and notes payable                                                       $     212.0              $     162.4
   Current maturities of long-term debt                                                    89.2                      5.8
   Accrued expenses                                                                       228.6                    197.8
   Other current liabilities                                                              103.4                     91.0
                                                                                    -----------              -----------
       Total current liabilities                                                          633.2                    457.0
LONG-TERM DEBT                                                                            831.0                    977.6
OTHER LIABILITIES                                                                          43.9                     47.0
DEFERRED INCOME TAXES                                                                      68.7                     64.7
SHAREHOLDERS' EQUITY
   Common stock                                                                             2.0                      2.0
   Additional contributed capital                                                         420.8                    419.3
   Retained earnings                                                                    1,631.8                  1,552.7
   Accumulated other comprehensive income                                                 (41.2)                   (55.8)
   Treasury stock                                                                         (66.0)                   (51.6)
                                                                                    -----------              -----------
       Total shareholders' equity                                                       1,947.4                  1,866.6
                                                                                    -----------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   3,524.2              $   3,412.9
                                                                                    ===========              ===========

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

(Amounts in millions, except per share data)

                                                              Six Months Ended                      Three Months Ended
                                                                  June 30,                               June 30,
                                                    ---------------------------------     ------------------------------------
                                                         2002                 2001             2002                  2001
                                                    -------------       -------------     -------------          -------------
Net sales                                           $     2,138.0        $    2,088.5     $     1,115.3          $    1,035.2
Cost of goods sold                                        1,709.8             1,674.4             886.2                 827.3
                                                    -------------       -------------     -------------          -------------
   Gross profit                                             428.2               414.1             229.1                 207.9

Selling and administrative
   expenses                                                 201.0               207.8             103.4                 103.0
Amortization of excess cost of
   purchased companies (in 2001
   only) and other intangibles                                5.4                20.7               2.8                  11.9
Other deductions (income), net                                6.1                  .5               4.6                  (2.5)
                                                    -------------        ------------     -------------          ------------

   Earnings before interest
       and income taxes                                     215.7               185.1             118.3                  95.5

Interest expense                                             21.5                33.0              10.2                  15.8
Interest income                                               2.6                 1.5               1.3                   1.0
                                                    -------------        ------------     -------------          ------------
   Earnings before income taxes                             196.8               153.6             109.4                  80.7
Income taxes                                                 70.3                56.7              39.1                  29.8
                                                    -------------        ------------
                                                                                          -------------          ------------
   NET EARNINGS                                     $       126.5        $       96.9     $        70.3          $       50.9
                                                    =============        ============     =============          ============

Earnings Per Share
   Basic                                            $         .63        $        .49     $         .35          $        .26
   Diluted                                          $         .63        $        .48     $         .35          $        .25

Cash Dividends Declared
   Per Share                                        $         .24        $        .24               .12          $        .12

Average Shares Outstanding
   Basic                                                    199.4               199.3             199.3                 199.4
   Diluted                                                  200.6               200.3             200.5                 200.2

See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Amounts in millions)                                                                            Six Months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
                                                                                            2002                  2001
                                                                                         ----------            -----------
OPERATING ACTIVITIES
Net Earnings                                                                             $    126.5            $      96.9
Adjustments to reconcile net earnings to net cash
   provided by operating activities

   Depreciation                                                                                71.6                   75.6
   Amortization                                                                                 5.4                   20.7
   Other                                                                                        8.1                   (4.0)
   Other changes, net of effects from
        purchase of companies
       (Increase) in accounts receivable, net                                                (112.2)                 (17.5)
       (Increase) decrease in inventories                                                     (15.0)                  48.4
       (Increase) in other current assets                                                      (8.5)                  (4.1)
       Increase in current liabilities                                                        115.8                   35.6
                                                                                         ----------            -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                        191.7                  251.6

INVESTING ACTIVITIES
   Additions to property, plant and equipment                                                 (54.4)                 (69.1)
   Purchases of companies, net of cash acquired                                               (19.3)                 (38.4)
   Other                                                                                        7.7                    1.1
                                                                                         ----------            -----------
             NET CASH USED FOR INVESTING ACTIVITIES                                           (66.0)                (106.4)

FINANCING ACTIVITIES
   Additions to debt                                                                           12.4                   37.8
   Payments on debt                                                                           (94.3)                 (92.8)
   Dividends paid                                                                             (47.3)                 (68.8)
   Issuances of common stock                                                                   10.9                    9.2
   Purchases of common stock                                                                  (46.1)                 (31.5)
   Other                                                                                          -                    (.9)
                                                                                         ----------            -----------

             NET CASH USED FOR FINANCING ACTIVITIES                                          (164.4)                (147.0)
                                                                                         ----------            -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (38.7)                  (1.8)
CASH AND CASH EQUIVALENTS - January 1,                                                        187.2                   37.3
                                                                                         ----------            -----------
CASH AND CASH EQUIVALENTS - June 30,                                                     $    148.5            $      35.5
                                                                                         ==========            ===========

See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Amounts in millions, except per share data)

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

2.   INVENTORIES

     Inventories, about 50% of which are valued using the Last-in, First-out
     (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

                                                                                  June 30,                 December 31,
                                                                                    2002                       2001
                                                                               --------------             ----------------
      At First-In, First-Out (FIFO) cost
         Finished goods                                                          $     327.2                 $     308.6
         Work in process                                                                72.7                        74.7
         Raw materials and supplies                                                    230.2                       224.1
                                                                                -------------               --------------
                                                                                       630.1                       607.4
      Excess of FIFO cost over LIFO cost                                               (11.9)                       (6.1)
                                                                                -------------                -------------
                                                                                 $     618.2                 $     601.3
                                                                                =============                =============

3.   PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment comprised the following:

                                                                                   June 30,                December 31,
                                                                                    2002                       2001
                                                                                ---------------          ------------------
      Property, plant and equipment, at cost                                      $   1,910.3                $   1,865.5
      Less accumulated depreciation                                                     950.1                      903.6
                                                                                ---------------          ------------------
                                                                                  $     960.2                $     961.9
                                                                                ===============          ==================

4.   COMPREHENSIVE INCOME

     In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the six months ending June 30, 2002 and 2001, comprehensive income was $141.1 and $97.4, respectively.

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

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   EARNINGS PER SHARE

      Basic and diluted earnings per share were calculated as follows:

                                                           Six Months Ended                 Three Months Ended
                                                               June 30,                          June 30,
                                                    --------------------------       --------------------------
                                                        2002           2001             2002            2001
                                                    -----------    -----------       ----------      ----------
        Basic
           Weighted average shares
               outstanding, including
               shares issuable for
               little or no cash                          199.4          199.3            199.3           199.4
                                                    ===========    ===========       ==========      ==========
           Net earnings                             $     126.5    $      96.9       $     70.3      $     50.9
                                                    ===========    ===========       ==========      ==========
           Earnings per share - basic               $       .63    $       .49       $      .35      $      .26
                                                    ===========    ===========       ==========      ==========

        Diluted
           Weighted average shares
               outstanding, including
               shares issuable for
               little or no cash                          199.4          199.3            199.3           199.4

           Additional dilutive shares
               principally from the
               assumed exercise of
               outstanding stock options                    1.2            1.0              1.2              .8
                                                    -----------    -----------       ----------      ----------
                                                          200.6          200.3            200.5           200.2
                                                    ===========    ===========       ==========      ==========
           Net earnings                             $     126.5    $      96.9       $     70.3      $     50.9
                                                    ===========    ===========       ==========      ==========
           Earnings per share - diluted             $       .63    $       .48       $      .35      $      .25
                                                    ===========    ===========       ==========      ==========

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

8.   GOODWILL AMORTIZATION

     The Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets" in 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be tested periodically for impairment. As required, the Company adopted Statement No. 142 on January 1, 2002, and ceased amortization of goodwill. The goodwill amortization change is expected to contribute ten cents per share to 2002 annual earnings. Earnings per share for 2001, adjusted for FAS No. 142 treatment of goodwill amortization, would have been $.28 basic and diluted on pro forma net earnings of $55.9 for the second quarter and $.54 basic and $.53 diluted on pro forma net earnings of $106.9 for the six months.

     As required by Statement No. 142, the Company tested each of its reporting units for possible goodwill impairment by comparing the estimated fair value of each unit with the related book value. In each case, the estimated fair value exceeded the book value; accordingly, there is no asset impairment and no impairment charge is required.

9.   LONG-TERM DEBT

     The Company had in the past intended to refinance all current maturities of medium-term notes and commercial paper on a long-term basis. With the Company's current strong cash position, current maturities of such debt will likely be paid and not replaced until the need for additional debt arises. Accordingly, $83.1 million of current maturities were reclassified to current liabilities as of June 30, 2002.

10.  SEGMENT INFORMATION

     Reportable segments are primarily based upon the Company's management organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing and Components derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. (Commercial Fixturing & Components was previously called Commercial Furnishings and includes all operations previously reported as part of the prior Commercial Furnishings segment.) The Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems, and lumbar supports for automotive, office and residential applications.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

10.  SEGMENT INFORMATION (continued)

A summary of segment results for the six months ended June 30, 2002 and 2001 and the quarters ended June 30, 2002 and 2001 are shown in the following tables.

                                                                             Inter-
                                                        External            Segment               Total
                                                          Sales               Sales               Sales               EBIT
                                                      ------------        ------------        ------------        ------------
Six Months ended June 30, 2002

Residential Furnishings                               $    1,071.4        $        7.7        $    1,079.1        $      122.0
Commercial Fixturing & Components                            433.7                 2.7               436.4                22.9
Aluminum Products                                            264.7                 7.6               272.3                20.8
Industrial Materials                                         183.3               116.3               299.6                30.8
Specialized Products                                         184.9                25.4               210.3                25.6
Intersegment eliminations                                        -                   -                   -                 (.6)
Change in LIFO reserve                                           -                   -                   -                (5.8)
                                                      ------------        ------------        ------------        ------------
                                                      $    2,138.0        $      159.7        $    2,297.7        $      215.7
                                                      ============        ============        ============        ============

Six Months ended June 30, 2001

Residential Furnishings                               $    1,025.6        $        6.2        $    1,031.8        $       92.4
Commercial Fixturing & Components                            484.5                 1.8               486.3                29.0
Aluminum Products                                            250.4                 8.4               258.8                17.5
Industrial Materials                                         143.6               106.8               250.4                28.4
Specialized Products                                         184.4                30.1               214.5                22.6
Intersegment eliminations                                        -                   -                   -                (5.6)
Change in LIFO reserve                                           -                   -                   -                  .8
                                                      ------------        ------------        ------------        ------------
                                                      $    2,088.5        $      153.3        $    2,241.8        $      185.1
                                                      ============        ============        ============        ============

                                                                              Inter-
                                                        External             Segment              Total
                                                          Sales               Sales               Sales                EBIT
                                                      ------------        ------------        ------------        ------------
Quarter ended June 30, 2002

Residential Furnishings                               $      544.4        $        3.9        $      548.3        $       60.8
Commercial Fixturing & Components                            233.1                 1.3               234.4                14.3
Aluminum Products                                            137.5                 4.1               141.6                14.6
Industrial Materials                                          97.3                57.5               154.8                15.4
Specialized Products                                         103.0                14.0               117.0                15.9
Intersegment eliminations                                        -                   -                   -                 1.4
Change in LIFO reserve                                           -                   -                   -                (4.1)
                                                      ------------        ------------        ------------        ------------
                                                      $    1,115.3        $       80.8        $    1,196.1        $      118.3
                                                      ============        ============        ============        ============

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

10.  SEGMENT INFORMATION (continued)

                                                                             Inter-
                                                        External            Segment            Total
                                                          Sales               Sales            Sales          EBIT
                                                      ------------        ------------     ------------   ------------
Quarter ended June 30, 2001

Residential Furnishings                               $      507.2        $        3.0     $      510.2   $       47.1
Commercial Fixturing & Components                            239.8                 1.0            240.8           14.3
Aluminum Products                                            120.5                 4.3            124.8            8.1
Industrial Materials                                          71.8                52.0            123.8           15.3
Specialized Products                                          95.9                14.7            110.6           12.4
Intersegment eliminations                                        -                   -                -           (2.1)
Change in LIFO reserve                                           -                   -                -             .4
                                                      ------------        ------------     ------------   ------------
                                                      $    1,035.2        $       75.0     $    1,110.2   $       95.5
                                                      ============        ============     ============   ============

Asset information for the Company's segments at June 30, 2002 and December 31, 2001 is shown in the following table:

                                                               June 30,            December 31,
                                                                 2002                  2001
                                                          ---------------       ----------------
Assets
Residential Furnishings                                   $    1,239.9          $    1,221.5
Commercial Fixturing & Components                                882.4                 944.2
Aluminum Products                                                426.6                 437.4
Industrial Materials                                             256.3                 260.2
Specialized Products                                             356.1                 352.8
Unallocated assets                                               305.8                 336.1
Adjustment to period-end
  vs. average assets                                              57.1                (139.3)
                                                          ------------          ------------
                                                          $    3,524.2          $    3,412.9
                                                          ============          ============

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

Total Capitalization

         The following table shows the Company's total capitalization at June 30, 2002 and December 31, 2001. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements, the amount of cash and cash equivalents and the ratio of earnings to fixed charges.

     (Dollar amounts in millions)                                      June 30,                    December 31,
                                                                         2002                          2001
                                                                     ------------------           ---------------
     Long-term debt outstanding:
            Scheduled maturities                                         $     831.0                  $     977.6
              Average interest rates                                             4.5%                         4.8%
              Average maturities in years                                        4.0                          4.0
            Revolving credit/commercial paper                                      -                            -
                                                                     ---------------              ---------------
                  Total long-term debt                                         831.0                        977.6
     Deferred income taxes and other
      Liabilities                                                              112.6                        111.7
     Shareholders' equity                                                    1,947.4                      1,866.6
                                                                     ---------------              ---------------
                  Total capitalization                                   $   2,891.0                  $   2,955.9
                                                                     ===============              ===============

     Unused committed credit:
          Long-term                                                      $     232.5                  $     232.5
          Short-term                                                           110.0                        110.0
                                                                     ---------------              ---------------
     Total unused committed credit                                       $     342.5                  $     342.5
                                                                     ===============              ===============
     Current maturities of long-term debt                                $      89.2                  $       5.8
                                                                     ===============              ===============

     Cash and cash equivalents                                           $     148.5                  $     187.2
                                                                     ===============              ===============

     Ratio of earnings to fixed charges                                          7.9x                         5.2x
                                                                     ===============              ===============

         Cash provided by operating activities was $191.7 million in the first six months of 2002, compared to $251.6 million in the first six months of 2001. The decrease in cash provided by operating activities compared to the prior year principally reflects an increase in working capital (excluding acquisitions) and lower depreciation and amortization, partially offset by increased earnings. Management is continuing in its efforts to control working capital. At the end of the second quarter of 2002, working capital, excluding cash, was 16.6% of annualized sales, down from 21.2% of sales one year ago. In part this decline was due to the amount of long-term debt reclassified as coming due within the next twelve months (See Note 9 of the Notes to Consolidated Financial Statements). Working capital, excluding cash and current maturities of long-term debt was 18.6% of sales, the second consecutive quarter we have been below the Company's target of 19% for working capital as a percent of sales.

         Long-term debt outstanding decreased to $831.0 million, and was 28.7% of total capitalization at June 30, 2002, down from 33.1% at the end of 2001. Total debt as a percent of total capitalization, net of cash and including current maturities in debt, was 27.3% at June 30, 2002, and 28.7% at the end of 2001. Long-term debt decreased $146.6 million from year-end 2001 due to a reclass of $83.1 million in long-term debt to current maturities and the maturity and payment of $75 million in medium-term notes in April 2002, partially offset by an increase in fair market value related to the Company's interest rate swap agreements. As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company's debt capital. At June 30, 2002, these obligations consisted primarily of the Company's medium-term notes and tax-exempt industrial development bonds.

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

         The Company relies on cash flow from operations as its primary source of capital. The weak economic conditions that began in the last half of 2000 and continued through 2002 would have normally resulted in reduced cash flow. The Company responded to these difficult business conditions by decreasing capital spending, temporarily reducing the pace of acquisitions, and lowering working capital. As a result of these improvements, the Company achieved strong growth in cash flow and was able to increase cash and equivalents to a level that provides adequate liquidity to finance ongoing operations, temporarily pay down debt and fund a portion of future growth initiatives. The Company has sufficient unused committed credit to ensure that future capital resources are sufficient for its ongoing operations and growth opportunities.

Uses of Capital Resources

         The Company's internal investments to modernize and expand manufacturing capacity were $54.4 million in the first six months of 2002. For the full year 2002, management anticipates internal investments will approximate the $128 million spent in 2001.

         During the first six months of 2002, three businesses were acquired for $19.3 million in cash (net of cash acquired). During the second quarter of 2002, one business was acquired in the Industrial Materials segment for $9.7 million in cash (net of cash acquired). This acquisition was a wire mill, which is expected to bring our total wire production to about 900,000 tons per year, and further the Company's position as North America's leading producer of drawn steel wire. Annual revenue from this acquisition should approximate $35 million.

         Also during the second quarter of 2002, the Company purchased a portion of the assets of a closed steel mill. Specifically, the melt furnace, billet caster and rod mill were acquired. Production of rod with these assets is anticipated to begin in the first quarter of 2003. Once full production is achieved it is anticipated that these assets will produce about one-half of the Company's expected internal needs for steel rod. All of the rod produced will be used internally within the Industrial Materials segment, so there will not be a resulting increase in annual revenues.

         Cash dividends on the Company's common stock were $47.3 million during the first six months of 2002. Company purchases of its common stock (net of issuances) totaled $35.2 million in the first six months of 2002. These purchases were made primarily for employee stock plans.

         The Board of Directors annually authorizes management, at its discretion, to buy up to 2,000,000 shares of Leggett stock for use in employee benefit plans. This authorization is continuously replenished as shares acquired are reissued for these benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

         At the end of the third quarter 2000, the Board of Directors authorized management to buy up to an additional 10,000,000 shares of Leggett stock. No specific schedule of purchases has been established under this authorization which expires in August 2002. The amount and timing of any purchases will depend on availability of cash, economic and market conditions, acquisition activity and other factors.

Short-term Liquidity

         Working capital, excluding cash and acquisitions increased $19.9 million from year-end 2001 levels. The increase was primarily related to a $112.2 million increase in receivables and a $15.0 million increase in inventories, partially offset by a $115.8 million increase in payables and accrued expenses. As a percent of second quarter annualized sales, working capital (excluding cash and current maturities) was 18.6%, within the Company's target of 19% for working capital, as a percent of sales.

Results of Operations

Discussion of Consolidated Results

         The Company's second quarter earnings were $.35 per diluted share, up 40.0% from last year's second quarter results of $.25 per diluted share, reflecting higher same location sales, lower interest expense and restructuring charges, and elimination of goodwill amortization. Sales for the quarter were $1.12 billion, the second highest ever, up 7.7% versus sales of $1.04 billion in the second quarter of 2001. Same location sales increased 3.8%, marking the first year-over-year improvement since the economic downturn began in mid 2000.

         For the first six months of 2002, sales were $2.14 billion, an increase of 2.4% versus sales of $2.09 billion in the first six months of 2001. Same location sales declined 1.5% year-to-date. Earnings, at $.63 per diluted share, were up 31% from last year's $.48 per diluted share. The effect on earnings from the same location sales decrease was more than offset by lower interest and energy expense, cost structure improvements, and elimination of goodwill amortization.

         Continued strength in the consumer sectors of the economy, coupled with gains in market share in several businesses, contributed to the increased sales and earnings. However, the recovery continues to be slow to arrive in the industrial and capital goods sectors, affecting Commercial Fixturing & Components, and portions of the Aluminum Products, and Specialized Products segments.

         The Company has begun to see rising material costs related to import fees and duties for sheet steel, lumber, steel rod and other basic raw materials. The Company continues to work with customers to pass along the higher raw material costs we are experiencing.

Discussion of Segment Results

         A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note 10 of the Notes to Consolidated Condensed Financial Statements.

Second Quarter Discussion

         Residential Furnishings sales increased 7.5%, with same location sales up 6.2%. Nearly all business units showed modest year-over-year improvements with upholstered furniture component sales leading the way at roughly 20% sales growth. EBIT (earnings before interest and taxes) increased $13.7 million, or 29%, reflecting the benefit from higher same location sales, the reversal of a $3.8 million accrual for duties on Canadian lumber imports which as a result of recent government rulings will not be collected, and reduced amortization of $1.9 million.

         Commercial Fixturing & Components sales decreased 2.7%, with increases from acquisitions more than offset by a 7.6% reduction in same location sales. Although the year-over-year decline is lessening (from more than 20% in each of the last two quarters), weak market conditions in the industrial and capital goods sectors of the economy continue to impact the commercial fixturing businesses, particularly those operations serving telecom customers. Additionally, continued soft demand has resulted in declines in office and contract furniture sales. EBIT was unchanged year-over-year, with the impact of lower same location sales offset by reduced amortization of $2.3 million and the absence of last year's $4 million non-recurring charge for restructuring and plant consolidation.

         Aluminum Products sales were up 13.5%, solely from same location growth since there were no acquisitions within the prior twelve months. Market share gains are driving this increase and to a lesser extent, improvements in some consumer sectors of the economy. EBIT rose $6.5 million, or 80%, primarily reflecting the higher sales and decreased amortization of $.6 million.

         Industrial Materials sales increased 25.0%, reflecting the benefit of two acquisitions and same location sales growth of 7.1%. EBIT was basically unchanged. Higher same location sales yielded an EBIT increase of about $2 million, but this was offset by higher steel prices.

         Specialized Products sales were up 5.8%. There were no acquisitions within the prior twelve months. The sales increase was attributable to the automotive component businesses, which benefited from additional market penetration. The machinery businesses reported sales down slightly from the prior year, reflecting slower economic recovery in the capital goods sectors. EBIT increased $3.5 million, or 28%, primarily reflecting higher sales volume and lower amortization of $.9 million.

Six Month Discussion

         Residential Furnishings sales increased 4.6%, with same location sales up 3.1%. Upholstered furniture component sales were strong, with those improvements offset slightly by relatively flat sales in bedding components. EBIT increased $29.6 million, or 32% during the period, reflecting higher same location sales, the one-time benefit of the reversal of an accrual for duties on imports of Canadian lumber, increased production and overhead absorption, other cost structure improvements and reduced amortization of $3.9 million.

         Commercial Fixturing & Components sales decreased 10.3%, with increases from acquisitions offset by a 15.4% reduction in same location sales. Sales reflect continued weak business conditions in the office and contract furniture markets. Weak market conditions also continue to affect the commercial fixturing businesses. EBIT decreased $6.1 million, or 21%, as the earnings impact of the sales decline more than offset decreased amortization of $4.5 million and the absence of last year's non-recurring charge.

         Aluminum Products sales were up 5.2%, solely from same location growth, since there were no acquisitions within the prior twelve months. EBIT increased $3.3 million, or 19% due primarily to market share gains and reduced amortization of $1.2 million.

         Industrial Materials sales increased 19.6%, reflecting two acquisitions and same location sales growth of 3.5%. EBIT was up slightly at $2.4 million, or 8%, a result of increased sales volume offset by higher steel costs.

         Specialized Products sales declined 2.0%. There were no acquisitions in the prior twelve months. Automotive component businesses reported increased sales, reflecting increased market share and improvements in the consumer sectors of the economy. This increase was more than offset by declining sales in machinery, which continues to reflect slow recovery in the industrial sectors of the economy. EBIT was up $3.0 million, or 13%, due to lower amortization of $1.7 million and reductions in other costs.

Derivative Instruments and Hedging Activities

Interest rate

         The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes. However, during 2000, $350 million of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 million of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the second quarter of 2002 was 2.07% for the $350 million and 2.34% for the $14 million. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the period the related debt is outstanding.

         Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value for fixed rate debt not subject to the interest rate swaps was greater than its carrying value by $23.3 million as of June 30, 2002, and $13.8 million at

December 31, 2001. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2002 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

Commodity Price

         The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $38 million and $46 million (at cost) in inventory at June 30, 2002 and December 31, 2001, respectively. The Company has purchasing arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Exchange Rate

         The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by- case basis. The amount of forward contracts outstanding at June 30, 2002 was not significant.

         The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposures was $522.3 million at June 30, 2002, compared to $460.0 at December 31, 2001. The increase in translation exposure was due primarily to strengthening of the Canadian Dollar and European currencies against the U.S. dollar.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 8, 2002. Matters voted upon were (1) election of directors, and (2) the ratification of the Board's selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1.   Election of Directors

             DIRECTOR                     FOR                      WITHHELD

Raymond F. Bentele                     154,862,943                 2,662,715
Ralph W. Clark                         154,857,318                 2,668,340
Harry M. Cornell, Jr.                  153,922,094                 3,603,564
Robert Ted Enloe III                   156,302,890                 1,222,768
Richard T. Fisher                      154,865,040                 2,660,618
Karl G. Glassman                       155,339,770                 2,185,888
Michael A. Glauber                     155,252,831                 2,272,827
David S. Haffner                       155,364,452                 2,161,206
Thomas A. Hays                         154,861,680                 2,663,978
Maurice E. Purnell, Jr.                153,182,253                 4,343,405
Alice L. Walton                        154,798,921                 2,726,737
Felix E. Wright                        155,510,967                 2,014,691

2.   Ratification of Independent accountants

              FOR                  AGAINST                         ABSTAIN

          151,764,156             5,592,448                        169,054

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 24 - Power of Attorney of Daniel R. Hebert, dated June 24, 2002.

     Exhibit 99.1 - Certification of Felix E. Wright, pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2002.

     Exhibit 99.2 - Certification of Michael A. Glauber, pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2002.

(B) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEGGETT & PLATT, INCORPORATED

DATE: August 5, 2002                  By: /s/ DAVID S. HAFFNER
                                          --------------------------
                                             David S. Haffner
                                             President and
                                             Chief Operating Officer

DATE: August 5, 2002                  By: /s/ MICHAEL A. GLAUBER
                                          -------------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                                  EXHIBIT INDEX

Exhibit                                                                              Page
-------                                                                              ----
12       Computation of Ratio of Earnings to Fixed Charges                             18

24       Power of Attorney of Daniel R. Hebert, dated June 24, 2002.                   19

99.1     Certification of Felix E. Wright, pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002, dated August 5, 2002.                                                20

99.2     Certification of Michael A. Glauber, pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002, dated August 5, 2002.                                                21