Form 10-Q
period 2002-09-30
LEGGETT & PLATT INC
filed 2002-11-13
CIK 58492

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ____________ to ________________

                          Commission file number 1-7845

                          LEGGETT & PLATT, INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                Missouri                                44-0324630
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


           No. 1 Leggett Road
           Carthage, Missouri                             64836
----------------------------------------   ------------------------------------
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


          Common stock outstanding as of October 31, 2002: 194,627,162

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(Amounts in millions)                                                    September 30,   December 31,
                                                                             2002            2001
                                                                           --------        --------
CURRENT ASSETS
   Cash and cash equivalents                                               $  188.6        $  187.2
   Accounts and notes receivable                                              696.6           591.9
   Allowance for doubtful accounts                                            (26.7)          (29.4)
   Inventories                                                                607.6           601.3
   Other current assets                                                        74.1            70.9
                                                                           --------        --------
       Total current assets                                                 1,540.2         1,421.9

PROPERTY, PLANT & EQUIPMENT, NET                                              944.1           961.9

OTHER ASSETS
   Excess cost of purchased companies over net assets acquired, less
     accumulated amortization of $112.1 in 2002 and $111.7 in 2001            894.7           879.0
   Other intangibles, less accumulated amortization of $47.1 in 2002 and
     $41.0 in 2001                                                             39.4            43.8
   Sundry                                                                     112.9           106.3
                                                                           --------        --------
       Total other assets                                                   1,047.0         1,029.1
                                                                           --------        --------
TOTAL ASSETS                                                               $3,531.3        $3,412.9
                                                                           ========        ========

CURRENT LIABILITIES
   Accounts and notes payable                                              $  211.2        $  162.4
   Current maturities of long-term debt                                       108.0             5.8
   Accrued expenses                                                           240.9           197.8
   Other current liabilities                                                   90.1            91.0
                                                                           --------        --------
       Total current liabilities                                              650.2           457.0
LONG-TERM DEBT                                                                810.8           977.6
OTHER LIABILITIES                                                              35.9            47.0
DEFERRED INCOME TAXES                                                          74.2            64.7
SHAREHOLDERS' EQUITY
   Common stock                                                                 2.0             2.0
   Additional contributed capital                                             421.2           419.3
   Retained earnings                                                        1,663.9         1,552.7
   Accumulated other comprehensive income                                     (41.6)          (55.8)
   Treasury stock                                                             (85.3)          (51.6)
                                                                           --------        --------
       Total shareholders' equity                                           1,960.2         1,866.6
                                                                           --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $3,531.3        $3,412.9
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

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


(Amounts in millions, except per share data)

                                                             Nine Months Ended                            Three Months Ended
                                                               September 30,                                September 30,
                                                   ---------------------------------------     -------------------------------------
                                                         2002                 2001                   2002                   2001
                                                   -----------------    ------------------     ------------------     --------------
Net sales                                           $     3,259.2        $    3,145.3           $     1,121.2          $    1,056.8
Cost of goods sold                                        2,619.7             2,517.3                   909.9                 842.9
                                                   -----------------    ------------------     ------------------     --------------
   Gross profit                                             639.5               628.0                   211.3                 213.9

Selling and administrative expenses                         299.5               313.2                    98.5                 105.4

Amortization of excess cost of
   purchased companies (in 2001 only) and other
   intangibles                                                7.9                29.9                     2.5                   9.2
Other deductions (income), net                               16.1                  .6                    10.0                    .1
                                                   -----------------    ------------------     ------------------     --------------

   Earnings before interest
       and income taxes                                     316.0               284.3                   100.3                  99.2

Interest expense                                             31.9                46.2                    10.4                  13.2
Interest income                                               3.7                 3.1                     1.1                   1.6
                                                   -----------------    ------------------     ------------------     --------------
   Earnings before income taxes                             287.8               241.2                    91.0                  87.6
Income taxes                                                103.6                89.0                    33.3                  32.3
                                                   -----------------    ------------------     ------------------     --------------
   NET EARNINGS                                     $       184.2        $      152.2           $        57.7          $       55.3
                                                   =================    =================      ==================     ==============

Earnings Per Share
   Basic                                            $         .92        $        .76           $         .29          $        .28
   Diluted                                          $         .92        $        .76           $         .29          $        .28

Cash Dividends Declared
   Per Share                                        $         .37         $       .36           $         .13          $        .12

Average Shares Outstanding

   Basic                                                    199.3               199.4                   199.0                 199.7
   Diluted                                                  200.2               200.5                   199.5                 200.7




See accompanying notes to consolidated condensed financial statements.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Amounts in millions)                                                                           Nine Months Ended
                                                                                                  September 30,
                                                                                   ---------------------------------------------
                                                                                           2002                    2001
                                                                                   ---------------------    --------------------
OPERATING ACTIVITIES
Net Earnings                                                                             $ 184.2                  $ 152.2
Adjustments to reconcile net earnings to net cash
   provided by operating activities

   Depreciation                                                                            114.1                    114.6
   Amortization                                                                              7.9                     29.9
   Other                                                                                    15.1                     (6.0)
   Other changes, net of effects from
        purchase of companies
       (Increase) in accounts receivable, net                                             (101.1)                   (67.4)
       (Increase) decrease in inventories                                                   (6.3)                    90.4
       (Increase) decrease in other current assets                                          (4.2)                      .4
       Increase in current liabilities                                                     121.7                     99.0
                                                                                         -------                  -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                     331.4                    413.1

INVESTING ACTIVITIES
   Additions to property, plant and equipment                                              (83.4)                  (103.4)
   Purchases of companies, net of cash acquired                                            (44.5)                   (58.9)
   Other                                                                                    18.2                     23.1
                                                                                         -------                  -------
             NET CASH USED FOR INVESTING ACTIVITIES                                       (109.7)                  (139.2)

FINANCING ACTIVITIES
   Additions to debt                                                                        13.5                     46.2
   Payments on debt                                                                       (101.5)                   (97.3)
   Dividends paid                                                                          (70.9)                   (92.5)
   Issuances of common stock                                                                12.1                     10.9
   Purchases of common stock                                                               (73.5)                   (47.7)
   Other                                                                                     -                       (4.4)
                                                                                         -------                  -------

             NET CASH USED FOR FINANCING ACTIVITIES                                       (220.3)                  (184.8)
                                                                                         -------                  -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                        1.4                     89.1
CASH AND CASH EQUIVALENTS - January 1,                                                     187.2                     37.3
                                                                                         -------                  -------
CASH AND CASH EQUIVALENTS - September 30,                                                $ 188.6                  $ 126.4
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

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Amounts in millions, except per share data)

1.   STATEMENT

The interim financial statements of the Company included herein have not been audited by independent accountants. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2001.

2.   INVENTORIES

Inventories, about 50% of which are valued using the Last-in, First-out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

                                                                                September 30,              December 31,
                                                                                    2002                       2001
                                                                               --------------              ------------
     At First-In, First-Out (FIFO) cost
        Finished goods                                                         $     312.3                 $     308.6
        Work in process                                                               72.9                        74.7
        Raw materials and supplies                                                   235.5                       224.1
                                                                               -----------                 -----------
                                                                                     620.7                       607.4
     Excess of FIFO cost over LIFO cost                                              (13.1)                       (6.1)
                                                                               -----------                 -----------
                                                                               $     607.6                 $     601.3
                                                                               ===========                 ===========


3.   PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

                                                                                September 30,              December 31,
                                                                                    2002                       2001
                                                                               --------------              ------------
     Property, plant and equipment, at cost                                    $   1,903.6                 $   1,865.5
     Less accumulated depreciation                                                   959.5                       903.6
                                                                               -----------                 -----------
                                                                               $     944.1                 $     961.9
                                                                               ===========                 ===========


4.   COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders' Equity. For the nine months ending September 30, 2002 and 2001, comprehensive income was $198.4 and $150.5, respectively.

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

6.   EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows:


                                                                Nine Months Ended                     Three Months Ended
                                                                  September 30,                         September 30,
                                                         ---------------------------------     ---------------------------------
                                                              2002              2001               2002               2001
                                                         ---------------    --------------     --------------    ---------------
        Basic
           Weighted average shares
               outstanding, including
               shares issuable for
               little or no cash                                  199.3             199.4              199.0              199.7
                                                            ===========       ===========        ===========        ===========
           Net earnings                                     $     184.2       $     152.2        $      57.7        $      55.3
                                                            ===========       ===========        ===========        ===========
           Earnings per share - basic                       $       .92       $       .76        $       .29        $       .28
                                                            ===========       ===========        ===========        ===========

        Diluted
           Weighted average shares
               outstanding, including
               shares issuable for
               little or no cash                                  199.3             199.4              199.0              199.7

           Additional dilutive shares
               principally from the
               assumed exercise of
               outstanding stock options                             .9               1.1                 .5                1.0
                                                            -----------       -----------        -----------        -----------
                                                                  200.2             200.5              199.5              200.7
                                                            ===========       ===========        ===========        ===========
           Net earnings                                     $     184.2       $     152.2        $      57.7        $      55.3
                                                            ===========       ===========        ===========        ===========
           Earnings per share - diluted                     $       .92       $       .76        $       .29        $       .28
                                                            ===========       ===========        ===========        ===========


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

8.   GOODWILL AMORTIZATION

The Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets" in 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be tested periodically for impairment. As required, the Company adopted Statement No. 142 on January 1, 2002, and ceased amortization of goodwill. The goodwill amortization change is expected to contribute ten cents per share to 2002 annual earnings. Earnings per share for 2001, adjusted for FAS No. 142 treatment of goodwill amortization, would have been $.30 basic and diluted on pro forma net earnings of $60.5 for the third quarter and $.84 basic and diluted on pro forma net earnings of $167.4 for the nine months.

During the third quarter 2002 the Company wrote-off approximately $3 million of goodwill required under Statement No. 142 for divested businesses. Most of this goodwill is not tax deductible, resulting in an increase to the Company's effective tax rate for this quarter only.

As required by Statement No. 142, the Company tested each of its reporting units for possible goodwill impairment by comparing the estimated fair value of each unit with the related book value. In each case, the estimated fair value exceeded the book value; accordingly, there is no asset impairment and no impairment charge is required.

9.   LONG-TERM DEBT

The Company had in the past intended to refinance all current maturities of medium-term notes and commercial paper on a long-term basis. With the Company's current strong cash position, current maturities of such debt will likely be paid and not replaced until the need for additional debt arises. Accordingly, an additional $104.6 million of current maturities were reclassified to current liabilities as of September 30, 2002.

10.  RESTRUCTURING ACTIVITY

As a part of its continued focus on cost structure improvement, during the third quarter of 2002 the Company announced the divestiture or closure of five plants. Three of these facilities were in the Aluminum Products segment and one each in the Commercial Fixturing & Components and Residential Furnishings Segments. In September, the Company sold its remaining aluminum smelting operation and one of its aluminum tool & die operations, and is currently pursuing a possible sale of one of its die casting operations. The Company also announced the idling of a Fixture and Display facility in Wooster, Ohio that serves the telecom industry, and the closing of a facility in the Fibers Division of the Residential Furnishing Segment. The Company incurred approximately $9.8 million (pretax) in restructuring charges during the third quarter of 2002 associated with these decisions. These charges consisted primarily of asset write-downs. Approximately $8.1 million of these charges are included in "Other deductions (income), net", and the remaining $1.7 million are in "Cost of goods sold" on the Consolidated Condensed Statement of Earnings.

Restructuring liabilities from the third quarter of 2002 and prior quarters are not material to the accompanying balance sheet. Adjustments of previously established accruals and liabilities relating to restructuring activities have been negligible. Although the Company expects to realize future cost-savings as a result of these actions, the effect on consolidated results is expected to be minimal. The Company may occasionally rationalize its facility base in the future if compelling savings are evident, or if the economic environment induces such action.

                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  SEGMENT INFORMATION

Reportable segments are primarily based upon the Company's management organizational structure. This structure is generally focused on broad end-user markets for the Company's diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. Commercial Fixturing & Components was previously called Commercial Furnishings and includes all operations previously reported as part of the prior Commercial Furnishings segment. The Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. The remaining smelting operations, with annual revenues of about $30 million, were sold in the third quarter 2002. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems, and lumbar supports for automotive, office and residential applications.

A summary of segment results for the nine months ended September 30, 2002 and 2001 and the quarters ended September 30, 2002 and 2001 are shown in the following tables.


                                                                              Inter-
                                                         External            Segment              Total
                                                          Sales               Sales               Sales                EBIT
                                                     ----------------    ----------------    ---------------     --------------
     Nine Months ended Sept. 30, 2002

     Residential Furnishings                             $1,614.0              $ 10.9            $1,624.9             $172.6
     Commercial Fixturing & Components                      700.5                 4.2               704.7               43.6
     Aluminum Products                                      370.9                11.0               381.9               23.0
     Industrial Materials                                   293.2               169.6               462.8               44.4
     Specialized Products                                   280.6                38.0               318.6               39.7
     Intersegment eliminations                                -                   -                   -                  (.3)
     Change in LIFO reserve                                   -                   -                   -                 (7.0)
                                                         --------              ------            --------             -------
                                                         $3,259.2              $233.7            $3,492.9             $316.0
                                                         ========              ======            ========             =======

     Nine Months ended Sept. 30, 2001

     Residential Furnishings                             $1,549.9              $  8.9            $1,558.8             $136.5
     Commercial Fixturing & Components                      749.5                 3.0               752.5               56.4
     Aluminum Products                                      350.2                12.0               362.2               22.6
     Industrial Materials                                   225.6               159.5               385.1               41.6
     Specialized Products                                   270.1                41.5               311.6               30.1
     Intersegment eliminations                                -                   -                   -                 (4.3)
     Change in LIFO reserve                                   -                   -                   -                  1.4
                                                         --------              ------            --------             -------
                                                         $3,145.3              $224.9            $3,370.2             $284.3
                                                         ========              ======            ========             =======


                 LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  SEGMENT INFORMATION (continued)

                                                                              Inter-
                                                         External            Segment              Total
                                                          Sales               Sales               Sales                EBIT
                                                     ----------------    ----------------    ---------------     --------------
Quarter ended September 30, 2002

Residential Furnishings                                 $  542.6             $ 3.2             $  545.8             $ 50.6
Commercial Fixturing & Components                          266.8               1.5                268.3               20.7
Aluminum Products                                          106.2               3.4                109.6                2.2
Industrial Materials                                       109.9              53.3                163.2               13.6
Specialized Products                                        95.7              12.6                108.3               14.1
Intersegment eliminations                                    -                 -                    -                   .3
Change in LIFO reserve                                       -                 -                    -                 (1.2)
                                                        --------             -----             --------             ------
                                                        $1,121.2             $74.0             $1,195.2             $100.3
                                                        ========             =====             ========             ======

Quarter ended September 30, 2001

Residential Furnishings                                 $  524.3             $ 2.7             $  527.0             $44.1
Commercial Fixturing & Components                          265.0               1.2                266.2              27.4
Aluminum Products                                           99.8               3.6                103.4               5.1
Industrial Materials                                        82.0              52.7                134.7              13.2
Specialized Products                                        85.7              11.4                 97.1               7.5
Intersegment eliminations                                    -                 -                    -                 1.3
Change in LIFO reserve                                       -                 -                    -                  .6
                                                        --------             -----             --------             -----
                                                        $1,056.8             $71.6             $1,128.4             $99.2
                                                        ========             =====             ========             =====


Asset information for the Company's segments at September 30, 2002 and December 31, 2001 is shown in the following table:


                                                                             September 30,               December 31,
                                                                                 2002                        2001
                                                                         ---------------------       ---------------------
Assets
Residential Furnishings                                                       $1,253.6                     $1,221.5
Commercial Fixturing & Components                                                885.9                        944.2
Aluminum Products                                                                418.2                        437.4
Industrial Materials                                                             259.8                        260.2
Specialized Products                                                             366.5                        352.8
Unallocated assets                                                               344.6                        336.1
Adjustment to period-end
  vs. average assets                                                               2.7                       (139.3)
                                                                              --------                     ---------
                                                                              $3,531.3                     $3,412.9
                                                                              ========                     =========

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

     Our policy is to expand capital resources - debt and equity - at appropriate times to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. We consider financial flexibility more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

Total Capitalization

     The following table shows the Company's total capitalization at September 30, 2002 and December 31, 2001. Also, the table shows the amount of unused committed credit available through the Company's revolving bank credit agreements, current maturities of long-term debt, the amount of cash and cash equivalents and the ratio of earnings to fixed charges.

     (Dollar amounts in millions)                          September 30,          December 31,
                                                               2002                   2001
                                                           ------------          -------------
     Long-term debt outstanding:
            Scheduled maturities                           $     810.8           $     977.6
              Average interest rates                               4.4%                  4.8%
              Average maturities in years                          3.7                   4.0
            Revolving credit/commercial paper                      --                    --
                                                           -----------           -----------
                  Total long-term debt                           810.8                 977.6
     Deferred income taxes and other
      liabilities                                                110.1                 111.7
     Shareholders' equity                                      1,960.2               1,866.6
                                                           -----------           -----------
                  Total capitalization                     $   2,881.1           $   2,955.9
                                                           ===========           ===========

     Unused committed credit:
          Long-term                                        $     233.0           $     232.5
          Short-term                                             106.5                 110.0
                                                           -----------           -----------
     Total unused committed credit                         $     339.5           $     342.5
                                                           ===========           ===========
     Current maturities of long-term debt                  $     108.0           $       5.8
                                                           ===========           ===========

     Cash and cash equivalents                             $     188.6           $     187.2
                                                           ===========           ===========

     Ratio of earnings to fixed charges                            7.8x                  5.2x
                                                           ===========           ===========

     Cash provided by operating activities was $331.4 million in the first nine months of 2002, compared to $413.1 million in the first nine months of 2001. The decrease in cash provided by operating activities compared to the prior year principally reflects a slowing of working capital decreases as the Company experiences marginal improvement this year from its working capital control initiatives, partially offset by increased earnings.

     Working capital, excluding cash and current maturities of long-term debt, was 18.0% of sales. This is the second consecutive quarter we have been below the Company's target of 19% for working capital as a percent of sales. During 2001, the Company was concentrating its efforts on reducing working capital levels. In the current year, now that the desired improvements have been achieved, management is focused on maintaining working capital levels at or below the 19% target.

     Long-term debt outstanding decreased to $810.8 million, and was 28.1% of total capitalization at September 30, 2002, down from 33.1% at the end of 2001. Total debt as a percent of total capitalization, net of cash, was 26.1% at September 30, 2002, and 28.7% at the end of 2001. Long-term debt decreased $166.8 million from year-end 2001 due to a reclass of $104.6 million in long-term debt to current maturities and the maturity and payment of $75 million in medium-term notes in April 2002, partially offset by an increase in fair market value related to the Company's interest rate swap agreements. As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company's debt capital. At September 30, 2002, these obligations consisted primarily of the Company's medium-term notes and tax-exempt industrial development bonds.

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

     The Company relies on cash flow from operations as its primary source of capital. The weak economic conditions that began in the last half of 2000 and continued through the first nine months of 2002 would have normally resulted in reduced cash flow. The Company responded to these difficult business conditions by decreasing capital spending, temporarily reducing the pace of acquisitions, and lowering working capital. As a result of these improvements, the Company achieved strong growth in cash flow and was able to increase cash and equivalents to a level that provides adequate liquidity to finance ongoing operations, temporarily pay down debt and fund a portion of future growth initiatives. The Company has sufficient unused committed credit to ensure that future capital resources are sufficient for its ongoing operations and growth opportunities.

Uses of Capital Resources

     The Company's internal investments to modernize and expand manufacturing capacity were $83.4 million in the first nine months of 2002. For the full year 2002, management anticipates internal investments will approximate $115 million.

     During the first nine months of 2002, seven businesses were acquired for $44.5 million in cash (net of cash acquired). During the third quarter of 2002, the Company acquired the assets of three businesses. The first acquisition, in the Aluminum Products Segment, involved the buyout of a minority partner's 49% share of a consolidated joint venture die casting facility in Saltillo, Mexico, that has been in operation since the Company acquired Pace Industries in 1996. This acquisition strengthens Leggett's position as the leading independent aluminum die caster in North America. The second transaction, in the Industrial Materials Segment, consisted of the purchase of wire drawing assets from North American Wire Products, located in Solon, Ohio. This business is expected to add approximately $8 million to annual sales and will enhance the Company's position as North America's leading producer of drawn steel wire. The third project, on the Automotive side of the Specialized Products Segment, encompassed the purchase of assets from a small producer of pneumatic and mechanical lumbar systems for automotive seating. This acquisition will add $4 million in annual revenue, and further Leggett's position as the leading worldwide producer of automotive lumbar systems.

     Cash dividends on the Company's common stock were $70.9 million during the first nine months of 2002. The Company's guideline for dividend payout is approximately one-third of the prior three-year's average earnings. With recent earnings declines, we are currently at a dividend payout about 40%, but expect to move back toward the 30-35% target as earnings recover. Company purchases of its common stock (net of issuances) totaled $61.4 million in the first nine months of 2002. These purchases were made for employee stock plans.

     The Board of Directors annually authorizes management, at its discretion, to buy up to 2,000,000 shares of Leggett stock for use in employee benefit plans or for other purposes. This authorization is continuously replenished as shares acquired are reissued for benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

     At the end of the third quarter 2000, the Board of Directors authorized management to repurchase up to an additional 10 million shares of Leggett stock. In August 2002, the Board of Directors continued this authorization for an additional period expiring in September 2003. No specific schedule of purchases has been established under this authorization. The amount and timing of any purchases will depend on availability of cash, economic and market conditions, acquisition activity and other factors.

Short-term Liquidity

     Working capital, excluding cash and acquisitions decreased $10.1 million from year-end 2001 levels. The decrease was primarily related to a $121.7 million increase in payables and accrued expenses, partially offset by a $101.1 million increase in receivables and a $6.3 million increase in inventories. The increase in receivables from year-end 2001 levels was due primarily to the normal seasonality of sales, which were offset by higher payables and the normal build up of accruals. As a percent of third quarter annualized sales, working capital (excluding cash and current maturities) was 18.0%, within the Company's target of 19% for working capital, as a percent of sales.

Results of Operations
---------------------

Discussion of Consolidated Results

     Trade sales for the quarter were $1.12 billion, the second highest ever, up 6.1% versus sales of $1.06 billion in the third quarter of 2001. Same location sales increased 2.6%, marking two consecutive quarters with year-over-year improvement, following the seven previous quarters of economic downturn and sales decreases.

     The Company's third quarter earnings were $.29 per diluted share, up 3.6% from last year's third quarter results of $.28 per diluted share. The improvement over last year;s earnings was due in part to higher sales, as the Company achieved internal growth ranging from 3%-11% in four of its five segments. In contrast, the Commercial Fixturing & Components segment businesses continue to experience sales declines, with retailers hesitant to build or refurbish stores, and office furniture demand down significantly.

     Also contributing to the increased earnings was the elimination of goodwill amortization and lower bad debt and interest expense. Partially offsetting these factors were $9.8 million of restructuring costs; higher raw material costs, primarily in lumber, steel, chemicals and aluminum; inefficiencies from certain start-up operations; margin compression and a higher effective tax rate.

     Included in the above restructuring costs is approximately $3 million of goodwill write-off required under FAS 142 for divested businesses. The majority of this goodwill is not tax deductible, resulting in an increase to the Company's effective tax rate for this quarter only.

     For the first nine months of 2002, sales were $3.26 billion, an increase of 3.6% versus sales of $3.15 billion in the first nine months of 2001. Same location sales were essentially flat year-to-date. Earnings, at $.92 per diluted share, were up 21% from last year's $.76 per diluted share. Lower interest and energy expense, cost structure improvements, and elimination of goodwill amortization all contributed to the earnings increase.

Restructuring Activity

     As a part of its continued focus on cost structure improvement, during the third quarter of 2002 the Company announced the divestiture or closure of five plants. Three of these facilities were in the Aluminum Products segment and one each in Commercial Fixturing and Components and in Residential Furnishings. In September, the Company sold its remaining aluminum smelting operation and one of its aluminum tool & die operations, and is currently pursuing a possible sale of one of its die casting operations. The Company also announced the idling of a Fixture and Display facility in Wooster, Ohio that serves the telecom industry, and the closing of a facility in the Fibers Division of the Residential Furnishing Segment. The Company incurred approximately $9.8 million in restructuring charges during the third quarter of 2002 associated with these decisions. These charges consisted primarily of asset write-downs. Approximately $8.1 million of these charges are included in "Other deductions (income), net", and the remaining $1.7 million are in "Cost of goods sold" on the Consolidated Condensed Statement of Earnings. Although the Company expects to realize future cost-savings as a result of these actions, the effect on consolidated results is expected to be minimal. The Company may occasionally rationalize its facility base in the future if compelling savings are evident, or if the economic environment induces such action.

Discussion of Segment Results

     A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note 11 of the Notes to Consolidated Condensed Financial Statements.

Third Quarter Discussion

     Residential Furnishings sales increased 3.6%, with same location sales up 2.5%. Sales were essentially flat in most business units, with the exception of upholstered furniture components, which achieved roughly 12% sales growth. EBIT (earnings before interest and taxes) increased $6.5 million, or 15%, reflecting higher sales; non-recurrence of last year's $3 million Canadian lumber duty; lower operating expenses and reduced amortization of $2 million. These factors were partially offset by higher raw material costs in steel, lumber and chemicals, and approximately $4 million for restructuring.

     Commercial Fixturing & Components sales increased .8%, with increases from acquisitions mostly offset by a 3.8% reduction in same location sales. Although the year-over-year decline has lessened (from more than 20% six months ago), retailers, telecom customers and brand product manufacturers continue to postpone spending for fixtures and displays. In addition, continued soft end-market demand has resulted in a decline of component sales to office and contract furniture manufacturers. EBIT declined $6.7 million, or 24% year-over-year, due to lower same location sales, margin compression and including approximately $3 million for restructuring. These decreases were partially offset by reduced amortization of $2.3 million and lower operating expenses.

     Aluminum Products sales were up 6.0%; same location growth was 7.9%, and was partially offset by divestiture of Leggett's one remaining smelter. Market share gains are primarily driving the sales increase. EBIT declined $2.9 million, or 57%, as gains from increased sales and decreased amortization of $.6 million were offset by $3 million of restructuring costs, impacts from start-up inefficiency associated with new business, and higher raw material costs.

     Industrial Materials sales increased 21.2%, reflecting the benefit of three acquisitions and same location sales growth of 6.0%. EBIT was up $.4 million, or 3%. Higher same location sales, lower operating costs and a $.3 million reduction in amortization expenses yielded EBIT improvement, but this was offset by higher steel costs and start up costs for the Sterling Steel rod mill.

     Specialized Products sales were up 11.5%. The sales increase was primarily attributable to the automotive components businesses, which benefited from robust market demand and additional market penetration. The machinery businesses reported sales that improved slightly from the prior year. EBIT increased $6.6 million, or 88%, reflecting higher sales volume, improved cost structure and lower amortization of $.9 million.

Nine Month Discussion

     Residential Furnishings sales increased 4.2%, with same location sales up 2.9%. Upholstered furniture component and foam sales were strong, with those improvements offset slightly by relatively flat sales in most other business units. EBIT increased $36.1 million, or 26% during the period, reflecting higher same location sales, the one-time benefit of the reversal of an accrual for duties on imports of Canadian lumber of $6 million (versus a $3 million additional duty cost in the prior year), increased production and overhead absorption, other cost structure improvements and reduced amortization of $5.9 million. These increases were partially offset by higher raw material costs and approximately $5 million for restructuring.

     Commercial Fixturing & Components sales decreased 6.4%, with increases from acquisitions offset by an 11.3% reduction in same location sales. Sales reflect continued weak business conditions in the office and contract furniture markets and in the commercial fixturing businesses. EBIT decreased $12.8 million, or 23%, as the earnings impact of the sales decline more than offset decreased amortization of $6.8 million.

     Aluminum Products sales were up 5.4%, solely from same location growth, since there were no acquisitions within the prior twelve months. Divested businesses reduced the sales growth somewhat. EBIT increased $.4 million or 2%, as $3 million in restructuring costs and $3 million of non-recurring inventory and equipment obsolescence charges (in the first quarter of 2002) mostly offset market share gains and reduced amortization of $1.8 million.

     Industrial Materials sales increased 20.2%, reflecting three acquisitions and same location sales growth of 4.4%. EBIT was up $2.8 million, or 7%, a result of increased sales volume and lower amortization of $.7 million, offset by higher steel costs.

     Specialized Products sales increased 2.2%, due to same location sales growth. Automotive component businesses reported increased sales, reflecting market share gains and improvements in this sector of the economy. This increase was partially offset by declining sales in machinery, which continues to reflect slow recovery in the industrial sectors of the economy, especially capital equipment. EBIT was up $9.6 million, or 32%, due to higher sales volume in automotive, improved cost structure and lower goodwill amortization of $2.7 million.

Derivative Instruments and Hedging Activities

Interest rate

     The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes. However, during 2000, $350 million of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 million of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. The effective swap rate for the third quarter of 2002 was 1.92% for the $350 million and 2.16% for the $14 million. The difference in interest paid or received as a result of swap agreements is recorded as an adjustment to interest expense during the period the related debt is outstanding.

     Substantially all of the Company's debt is denominated in United States dollars (U.S.$). The fair value for fixed rate debt not subject to the interest rate swaps was greater than its carrying value by $33.3 million as of September 30, 2002, and $13.8 million at December 31, 2001. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2002 and December 31, 2001 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

Commodity Price

     The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $34 million and $46 million (at cost) in inventory at September 30, 2002 and December 31, 2001, respectively. The Company has purchasing arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Exchange Rate

     The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at September 30, 2002 was not significant.

     The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment in foreign subsidiaries subject to translation exposures was $505.4 million at September 30, 2002, compared to $460.0 at December 31, 2001. The increase in translation exposure was due primarily to a general strengthening of European currencies against the U.S. dollar.

New Financial Accounting Standards Board Statements

     The Financial Accounting Standards Board (FASB) recently issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

     Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, instead of recognizing the liability at the date of an entity's commitment to an exit plan.

     The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The impact on the Company will not be different than under EITF No. 94-3 other than in the period in which such exit or disposal costs are recorded. The Company may occasionally rationalize its facility base in the future if compelling savings are evident, or if the economic environment induces such action, and Statement No. 146 would be applied to any such decisions after December 31, 2002.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the "Derivative Instruments and Hedging Activities" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

     Within 90 days prior to the filing of this quarterly report, the Company's principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company's other management, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities and Exchange Commission. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

(b)   Changes in Internal Controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit 10 - Amendment No. 1 to the Restated and Amended Employment Agreement of Felix E. Wright, dated October 1, 2002.

     Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 99.1 - Certification of Felix E. Wright, pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

     Exhibit 99.2 - Certification of Michael A. Glauber, pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

(B) On August 5, 2002, Leggett & Platt, Incorporated filed a report on Form 8-K, under Item 9 Regulation FD Disclosure, stating that it had submitted to the Securities and Exchange Commission the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the SEC's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEGGETT & PLATT, INCORPORATED





DATE: November 13, 2002                  By: /s/ FELIX E. WRIGHT
                                             --------------------
                                             Felix E. Wright
                                             Chairman and
                                             Chief Executive Officer





DATE: November 13, 2002                  By: /s/ MICHAEL A. GLAUBER
                                             -----------------------
                                             Michael A. Glauber
                                             Senior Vice President,
                                             Finance and Administration

                          LEGGETT & PLATT, INCORPORATED

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Felix E. Wright, Chairman and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leggett & Platt, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 13, 2002               /s/ Felix E. Wright
                                                 -------------------
                                                 Felix E. Wright
                                                 Chairman and
                                                 Chief Executive Officer
                                                 Leggett & Platt, Incorporated

CERTIFICATION
-------------

I, Michael A. Glauber, Senior Vice President, Finance and Administration, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leggett & Platt, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  November 13, 2002          /s/ Michael A. Glauber
                                            -----------------------
                                            Michael A. Glauber
                                            Senior Vice President,
                                            Finance and Administration
                                            Leggett & Platt, Incorporated

                                  EXHIBIT INDEX

Exhibit                                                                                 Page
-------                                                                                 ----
10       Amendment No. 1 to the Restated and Amended Employment Agreement
         of Felix E. Wright, dated October 1, 2002.                                     21

12       Computation of Ratio of Earnings to Fixed Charges                              23

99.1     Certification of Felix E. Wright, pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002, dated November 13, 2002.                                              24

99.2     Certification of Michael A. Glauber, pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002, dated November 13, 2002.                                              25
