Form 10-K
period 2002-12-31
LEGGETT & PLATT INC
filed 2003-03-18
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 1-7845

LEGGETT & PLATT, INCORPORATED

(Exact name of Registrant as specified in its charter)

Missouri	44-0324630
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

No. 1 Leggett Road Carthage, Missouri	64836
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (417) 358-8131

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the New York Stock Exchange on June 28, 2002) was approximately $4,222,418,195.

There were 193,461,376 shares of the Registrant’s common stock outstanding as of March 5, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 2003, are incorporated by reference into Part III of this report.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

Forward-Looking Statements and Related Matters

This report and other public reports or statements made from time to time by the Company or its management may contain “forward-looking” statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” or the like.

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

It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: the Company’s ability to improve operations and realize cost savings, future growth of acquired companies, the Company’s ability to bring startup operations on line as budgeted in terms of expense and timing, litigation risks, competitive and general economic and market conditions and risks, such as the rate of economic growth in the United States, inflation, government regulation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products, etc. and factors which could impact costs, including but not limited to the availability and pricing of raw materials, the availability of labor and wage rates, and fuel and energy costs. Furthermore, the Company has made and expects to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that the Company can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

The section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a disclosure on page 13 of the security ratings of the Company’s senior debt, which will be incorporated by reference into the Company’s registration statements filed under the Securities Act of 1933. These security ratings are not a recommendation to buy, sell or hold securities and such ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Recent Developments

The Company has in effect a registration statement covering up to $500 million of debt securities. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”) Because of current attractive interest rates, the Company expects to issue additional debt under this registration statement. Any debt issuance would be subject to market conditions, terms acceptable to the Company and other factors. No assurance can be given that any such issuance will be made. The Company plans to use any proceeds from the debt issuance for general corporate purposes, which may include the repayment or refinancing of existing debt, stock repurchases and/or the financing of future acquisitions. Any public offering of debt securities would only be made by means of a prospectus. This annual report shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of any such state. Any private sales of debt securities would not be registered under the Securities Act of 1933 and such securities could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

PART I

Item 1. Business.

The Company is a diversified manufacturer of a wide range of engineered products. It was incorporated in 1901 as the successor to a partnership formed in 1883 at Carthage, Missouri. That partnership was a pioneer in the development of steel coil bedsprings. The Company today serves markets for:

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products.

•	Commercial Fixturing & Components—retail store fixtures, displays, storage and material handling systems, components for office and institutional furnishings and plastic components.

•	Aluminum Products—die castings, custom tooling, machining, coating and other value added processes.

•	Industrial Materials—drawn steel wire, specialty wire products and welded steel tubing.

•	Specialized Products—automotive seating suspensions, control cable systems, and lumbar supports for automotive, office and residential applications, and machinery and manufacturing equipment.

The term “Company,” unless the context requires otherwise, refers to Leggett & Platt, Incorporated and its majority owned subsidiaries.

General Development of Business

The Company acquired seven businesses during the year ended December 31, 2002 representing annualized sales of approximately $70 million. These acquired businesses had or are expected to have annualized sales within the Company’s business segments as follows: Residential Furnishings—approximately $16 million, Commercial Fixturing & Components—approximately $8 million, Industrial Materials—approximately $43 million, and Specialized Products—approximately $4 million. Included within the seven businesses acquired, is the buyout of a minority partner’s 49% share of a consolidated Mexican joint venture die casting facility in Aluminum Products.

In 2002, the Company also acquired the assets of a bankrupt steel mill, which is expected to provide a consistent supply of quality steel rod for the Industrial Materials segment. The steel mill is presently in a start-up phase. The Company anticipates that the start-up phase will be completed during the second half of 2003. When operating at planned capacity levels, the steel rod mill is expected to produce about 450,000 tons, or $135 to $150 million of rod annually. This rod is expected to supply roughly half of the Company’s current rod requirements. The Company anticipates operating the rod mill under a favorable cost structure. It is expected to produce only a few sizes and types of rod, which should limit changeovers and improve the mill’s operating efficiency. The Company anticipates operating the mill’s one million ton annual capacity melt furnace during off-peak times, thereby reducing energy costs. Additional operating cost benefits should result from a reasonable labor contract, a nearby, consistent supply of steel scrap, and close proximity to the Company’s wire mills. During the start-up phase, the Company is expected to incur expenses that will exceed revenues associated with the mill.

Historically, approximately two-thirds ( 2/3) of the Company’s long-term sales growth has come from acquisitions. The Company’s typical acquisition is a small, private, profitable, entrepreneurial company. The average size of the Company’s acquisition targets has annual revenue between $15 and $20 million. During its 120-year history, the Company has completed only three acquisitions with annual revenues greater than $100 million. As evidenced by its recent reduction in the pace of acquisitions, the Company does not mandate a fixed schedule for acquisitions. Instead, the Company aims to be “opportunistic,” taking advantage of situations as they arise. In some years many deals may come to fruition; in other years only a handful of acquisitions are completed. As a result, the pace and size of acquisitions in any given year may contribute less than experienced over the longer term.

Reference is also made to Note B of the Notes to Consolidated Financial Statements for further information about the Company’s acquisitions.

The Company also sold three businesses during the year ended December 31, 2002, all in the Aluminum Products segment. The Company sold one aluminum tool and die plant, one aluminum die cast plant, and its only remaining aluminum smelting plant. Annualized sales associated with the three divested businesses were approximately $40 million.

Residential Furnishings

The Company’s residential furnishings products include a broad line of components used by manufacturers to make finished bedding and residential furniture products. Examples of residential furnishings components manufactured by the Company include (i) innerspring units for mattresses, and wood frames, coils and modules for boxsprings; (ii) foam, textile and fiber cushioning materials, woven and non-woven construction fabrics for bedding, home furnishings and industrial applications; (iii) springs and seating suspensions for chairs, sofas and other residential furniture; (iv) steel mechanisms and hardware for reclining chairs, sleeper sofas and other types of motion furniture; and (v) other furniture supplies and cut-to-size dimension lumber.

The Company also manufactures or distributes finished residential furnishings. These finished products include bed frames, daybeds, headboards, adjustable electric beds, fashion beds, carpet underlay and non-slip coated fabrics.

Most of the Company’s customers for residential furnishings manufacture finished bedding (mattresses and boxsprings) or upholstered furniture for residential use. Finished residential furnishings are sold to bedding and furniture manufacturers for resale, or directly to retailers and distributors.

The Company’s diverse range of components gives its residential furnishings manufacturer-customers access to a single source for many of their component needs. For example, a manufacturer of bedding can come to the Company for almost every component part of a mattress and boxspring, except the outer upholstery fabric. This same principle holds true for manufacturers of other residential furnishings such as upholstered recliner chairs, sofas and loveseats. Because the Company has the advantage of vertical integration in key raw materials such as wire, tubing and dimension lumber, and long production runs, as well as numerous production and assembly locations, it believes it can generally produce component products more efficiently than its customers. Our components customers generally focus on the design, style and marketing of their various residential furnishings products, rather than the production of components.

Commercial Fixturing & Components

The Company manufactures a variety of commercial fixtures and commercial furnishings products, including both finished products and components.

Finished commercial fixtures include point-of-purchase displays, store fixtures and shelving, racking, counters and carts used to store and handle materials, and utility vehicle rack systems. Point-of-purchase displays and store fixtures are made of wood, metal, wire and plastics. They are used by a wide range of customers, including manufacturers, distributors and retailers of branded consumer products. The Company has the ability to provide custom designed full store fixture packages as well as standardized shelving used by large retailers, grocery stores, discount chains and the like. Commercial storage products provide for the efficient storage, organization and handling of materials used in food service, health care and other applications. Customers for these storage products include retailers, restaurants, light industrial, and many other diverse businesses.

Commercial furnishings components include chair controls (devices that allow office chairs to be adjusted to height, tilt and swivel), chair bases, columns, backrests, casters and other components used by customers that manufacture office, institutional and other commercial furnishings. The Company also produces plastic components for commercial furnishings customers as well as customers that make lawn care products, power tools, and other consumer or commercial products.

Aluminum Products

The Company die casts aluminum components for use in a number of different industries, primarily for non-automotive applications. Some zinc and magnesium die castings are also produced.

The Company’s die casting products are sold to a diverse group of customers that manufacture industrial and consumer products. The Company’s customers use these components in their production of gas barbecue grills, outdoor lighting fixtures, cable line amplifiers, wireless communications systems and other cable and telecommunication products, computer and electronics products, electric motors, consumer appliances, power tools, small to mid-size gasoline engines, mid-to-large size diesel engines, motorcycles, snowmobiles, ATVs, trucks and automobiles.

The Company also manufactures and refurbishes dies (also known as molds or tools) for all types and sizes of die casting machines. These complementary products are sold to customers that buy the Company’s die castings and to others. The Company also provides extensive machining, coating, finishing, sub-assembly and other value-added services.

Industrial Materials

The Company produces drawn steel wire and welded steel tubing as well as specialty wire products. Drawn wire and welded steel tubing are important raw materials used widely in manufacturing the Company’s products. For example, wire is used to make bedding and furniture components, commercial fixtures and furnishings, automotive seating components and other products. Welded steel tubing is used in many of the same types of products, including furniture actuation mechanisms, store fixtures, displays, shelving and storage products and finished residential furnishings.

The Company’s wire mills are expected to consume over 900,000 tons of steel rod annually. In 2002, the Company acquired the assets of a bankrupt steel mill, to provide steel rod for the Industrial Materials segment. The Company anticipates the mill will be operating at or near planned capacity levels during the second half of 2003, and expects the mill will provide approximately 50% of the Company’s current steel rod needs. See General Development of Business on page 2 of this Item 1 for a further description of the Company’s steel rod production.

In addition to supplying a portion of the Company’s needs for important materials, the Company sells drawn wire and welded steel tubing to a diverse group of industrial customers such as manufacturers of lawn and garden equipment, recreational equipment, mechanical springs, automotive interiors and other products.

Specialty wire products using wire produced by the Company include wire ties that secure cotton bales. Customers for these products include cotton gins and textile companies. The Company also manufactures and sells tying heads of various types, which recyclers and solid waste removal businesses use to tie wire to bale solid waste materials, and manufactures and sells shaped wire to automotive companies and medical supply businesses.

Specialized Products

Two smaller business units are engaged in manufacturing specialized products. One concentrates on manufacturing components primarily for automotive interior applications. The other business unit designs, builds and sells specialized machinery and equipment. In the automotive area, the Company manufactures seating suspensions, lumbar support, and control and power train cable systems. Subcontractors to automobile manufacturers as well as the manufacturers themselves are the primary customers for these products. In the machinery area, the Company manufactures: highly automated quilting machines for fabrics used to cover mattresses and other home furnishings; coilers used to fabricate springs of various types; industrial sewing machines, material handling systems; wide format digital printing equipment; and other products for factory automation. While bedding manufacturers are the primary customers for the Company’s machinery, the Company also designs and produces some of these specialized products for its own use.

Segment Financial Information

Reference is made to Note K of the Notes to Consolidated Financial Statements for further information concerning external sales to customers, external sales by product line, earnings before interest and taxes, and total assets of each of the Company’s business segments.

Distribution of Products

The Company’s products are sold and distributed primarily through its own sales personnel.

Foreign Operations

Approximately 18%, 17% and 14% of the Company’s external sales were derived from products manufactured outside the United States in 2002, 2001 and 2000, respectively. The majority of the Company’s international operations are in Canada, Europe and Mexico. The Canadian operations primarily manufacture commercial furnishings, components for the Company’s residential furnishings customers and lumbar supports primarily for the automotive industry. The Mexican operations primarily manufacture aluminum die castings, bedding components, commercial fixtures and control cable systems. The Company’s other international operations are primarily located in Europe and involve (i) the sale of machinery and equipment designed to manufacture innersprings and other bedding related components, and (ii) the production of bedding components, seating components, lumbar support products, and commercial furnishings. In 2002, the Company added facilities in England and Mexico.

The Company also has an increasing Asian presence. The Company owns four production facilities in China, two of which are plants that produce innerspring units for sale into the Chinese market. The Company also owns a facility engaged in machinery production and machine parts sourcing. The Company has recently begun production in its first furniture mechanism plant in China. This plant will initially service furniture manufacturers who are sourcing product in China. This facility will also position the Company to sell into the local market as Chinese furniture demand grows. Furthermore, the Company’s ornamental bed division imports certain finished ornamental beds from Asia for sale into the United States. Many of the other business units of the Company have long-term, well-established sourcing contacts in Asia for components and finished products.

The Company generally follows one or more of the following approaches to international expansion. First, the Company has followed its domestic customers into new countries, setting up operations to provide them with needed components. Second, because foreign markets are generally smaller and more fragmented, many foreign manufacturers have little choice but to be vertically integrated. This provides an opportunity for the Company to provide components and sub-assemblies, at lower cost, to a wide range of existing vertical manufacturers. Finally, in select countries, the Company pursues a “beachhead” strategy, establishing small operations that may expand as demand grows.

The Company’s international operations are exposed to the risks associated with operating in foreign jurisdictions. These include the risk of nationalization of private enterprises, risk of political instability in certain countries, differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights, credit risks, increased costs due to tariffs and customs, and potential problems obtaining supply of raw materials and shipping products during times of crisis or war.

Reference is made to Note K of the Notes to Consolidated Financial Statements for further information concerning the Company’s long-lived assets and external sales outside of the United States.

Products

The following table presents the Company’s approximate percentage of external sales to customers by product line for the last three years:

Product Line	2002	2001	2000
Bedding components	19%	19%	19%
Residential furniture components	17	16	17
Store displays, fixtures and storage products	15	17	17
Finished and consumer products	13	13	13
Die cast products	10	9	10
Wire, wire products and steel tubing	9	8	8
Automotive products and specialized machinery	8	8	7
Office furnishings and plastic components	6	6	6
Other residential furnishings	2	2	2
Other	1	2	1

	100%	100%	100%

Raw Materials

The Company uses a variety of raw materials in manufacturing its products. Some of the Company’s most important raw materials include steel scrap, steel rod, from which steel wire is drawn, woven and nonwoven fabrics, aluminum ingot, angle iron, coil and sheet steel, dimension lumber, textile scrap, foam chemicals, foam scrap, and plastic resin. Substantially all of the Company’s requirements for steel wire, an important material in many of the Company’s products, are supplied by Company-owned wire drawing mills. Examples of products produced using steel wire include residential furnishings such as innersprings and box springs, commercial fixtures such as displays, shelving and racks and specialized products such as automotive seating systems. The Company also produces, at various locations, for its own consumption and for sale to customers not affiliated with the Company, welded steel tubing and dimension lumber. Numerous worldwide supply sources for the raw materials used by the Company are available. However, the Company did experience higher raw material costs (most notably steel) during the past year.

See also the General Development of Business on page 2 of this Item 1 for a description of the Company’s steel rod production capability.

Customers

The Company has thousands of customers worldwide and enjoys many long-standing business relationships with its customers. No single customer accounted for more than five percent (5%) of the Company’s consolidated revenues in 2002.

Patents and Trademarks

The Company holds approximately 1,300 patents and has approximately 600 in process for its various product lines. No single patent or group of patents is material to the Company’s business as a whole. Examples of the Company’s more significant trademarks include SEMI-FLEX, LOK-Fast® and DYNA-Lock® (boxspring components and foundations); Mira-Coil® and Superlastic® (mattress innersprings); Nova-Bond® and Rollout® (insulators for mattresses); ADJUSTAMAGIC® (adjustable electric beds); Wallhugger® (recliner chairs); SUPER SAGLESS® (motion and sofa sleeper mechanisms) and No-Sag® (sinuous wire), Tack & Jump® and Patternlink® (quilting machines); Hanes® (fiber materials); Schukra®, Pullmaflex® and Flex-O-Lators® (automotive products); Masterack® and Amco® (fixtures and displays); and Spuhl® (mattress innerspring manufacturing machines).

Research and Development

The Company maintains research, engineering and testing centers at Carthage, Missouri, and also does research and development work at many of its other facilities. The Company is unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in several different areas. However, the Company believes the cost of research and development was approximately $20 million in 2002, $19 million in 2001 and $19 million in 2000.

Employees

The Company has approximately 31,000 active employees of which approximately 23,000 are engaged in production. Approximately 29% of the Company’s production employees are represented by labor unions. The Company did not experience any material work stoppage related to the negotiation of contracts with labor unions during 2002. Management is not aware of any circumstances likely to result in a material work stoppage related to the negotiations of any union contracts expiring during 2003.

Competition

There are many companies offering products, which compete with those manufactured and sold by the Company. The markets for the Company’s products are highly competitive in all aspects. Given the diverse range of components and other products produced by the Company, the number of companies competing with respect to any class or type of product varies over the Company’s product range. There are also a number of maker-users (vertically integrated manufacturers) of many of the products the Company manufactures. The primary competitive factors in the Company’s business include price, product quality and customer service.

The Company and its customers face increasing competition from foreign competitors including those in Asia. The Company has, and is continuing to develop, significant Asian supply sources and is continuing to develop its manufacturing presence in Asia to meet both direct foreign competition and the needs of its customers.

To the best of the Company’s knowledge, the Company is the largest independent manufacturer in North America of components for residential furniture and bedding, retail store fixtures and point-of-purchase displays, components for office furniture, non-automotive aluminum die castings, drawn steel wire, automotive seat support and lumbar systems, and bedding industry machinery for wire forming, sewing and quilting.

Seasonality

The Company’s business is not significantly seasonal. For further information, see the discussion of “Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 17.

Backlog

The Company’s relationship with its customers and its manufacturing and inventory practices do not provide for the traditional backlog that is associated with some manufacturing entities and no backlog data is regularly prepared or used by management.

Working Capital Items

For information regarding working capital items, see the discussion of “Short-term Liquidity” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 11.

Environmental Regulation

The Company’s various operations are subject to federal, state, and local laws and regulations related to the protection of the environment, worker safety, and other matters. Environmental regulations include those relating to air and water emissions, underground storage tanks, waste handling, and the like. While the Company cannot forecast policies that may be adopted by various regulatory agencies, management believes that compliance with these various laws and regulations will not have a material adverse effect on the capital expenditures, consolidated financial condition or results of operations of the Company.

Internet Access

Annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports are made available without cost, on the Company’s website at http://www.leggett.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 2. Properties.

The Company’s most important physical properties are its manufacturing plants. Facilities manufacturing, assembling or distributing residential furnishings are located in 27 states as well as Asia, Australia, Brazil, Canada, Europe and Mexico. Commercial Fixturing & Components manufacturing plants and distribution facilities are located in 17 states, Canada, China, Italy, Mexico and the United Kingdom. The Aluminum Products segment has die casting facilities in nine states and Mexico, die and tooling production facilities in three states and painting and finishing facilities in another state. Industrial materials are produced at nine wire drawing mills and three welded steel tubing plants. Along with these facilities, other industrial materials facilities are located in 12 states, and the United Kingdom. Specialized products and machinery are produced in facilities in ten states, Canada, China, Europe and Mexico.

Most of the Company’s major manufacturing plants are owned by the Company. The Company also conducts certain operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. For additional information regarding lease obligations, reference is made to Note G of the Notes to Consolidated Financial Statements.

Properties of the Company include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of its products. These properties are located to allow quick and efficient deliveries and necessary service to the Company’s diverse customer base. The Company estimates that approximately $500 million of additional sales could be absorbed by the Company’s overall plant capacity, given its current utilization levels.

Item 3. Legal Proceedings.

The Company is a defendant in various workers’ compensation, product liability, vehicle accident, employment, intellectual property, labor practices and other claims and legal proceedings, the resolution of which management believes will not have a material adverse effect on the consolidated financial condition or results of operations of the Company in the ordinary course of business.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Supplemental Item. Executive Officers of the Registrant.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The table below sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally elected annually by the Board of Directors.

Name	Age	Position
Felix E. Wright	67	Chairman of the Board and Chief Executive Officer
David S. Haffner	50	President and Chief Operating Officer
Karl G. Glassman	44	Executive Vice President—President, Residential Furnishings Segment
Jack D. Crusa	48	Senior Vice President—President, Industrial Materials Segment/ President, Automotive Group
Michael A. Glauber	60	Senior Vice President—Finance and Administration (Principal Financial Officer)
Robert G. Griffin	51	Senior Vice President—President, Commercial Fixture and Display Group
Daniel R. Hebert	59	Senior Vice President—President, Aluminum Products Segment
Robert A. Jefferies, Jr.	61	Senior Vice President—Strategic Planning
Ernest C. Jett	57	Vice President—General Counsel and Secretary
Allan J. Ross	56	Vice President—Accounting (Principal Accounting Officer)
Robert A. Wagner	52	Vice President—Mergers and Acquisitions

Subject to the employment agreements and severance benefit agreements listed as Exhibits to this report, the executive officers serve at the pleasure of the Board of Directors.

Felix E. Wright serves as Chairman of the Company’s Board of Directors and as Chief Executive Officer. Mr. Wright served as Vice Chairman of the Board from 1999 to 2002 and as Chief Operating Officer from 1979 to 1999. He has served in various other capacities since 1959.

David S. Haffner was elected President of the Company in 2002 and has served as the Company’s Chief Operating Officer since 1999. He previously served the Company as Executive Vice President from 1995 to 2002 and has served the Company in other capacities since 1983. Mr. Haffner is also head of Commercial Fixturing & Components.

Karl G. Glassman was elected Executive Vice President of the Company in 2002, and has served as President, Residential Furnishings since 1999. Mr. Glassman became Senior Vice President in 1999 and President—Bedding Components in 1996. He has served in various other capacities since joining the Company in 1982.

Jack D. Crusa has served the Company in various capacities since 1986, including service as Vice President and President—Automotive Components since 1996. Mr. Crusa became Senior Vice President and President—Industrial Materials in 1999.

Michael A. Glauber was named Senior Vice President, Finance and Administration in 1990. He previously served the Company as Vice President of Finance and Treasurer from 1980 to 1990. He has served the Company in various other capacities since 1969.

Robert G. Griffin has been employed by the Company since 1992. Mr. Griffin was named Vice President and Director of Mergers, Acquisitions and Strategic Planning in 1995, President—Commercial Fixture and Display Group in 1998 and Senior Vice President in 1999.

Daniel R. Hebert became Senior Vice President of the Company and President, Aluminum Products Segment in 2002. Mr. Hebert previously served as Executive Vice President of Aluminum Products Segment from 2000 to 2002, and Vice President, Operations from 1996 to 2000.

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

Allan J. Ross has served the Company as Vice President, Accounting since 1993. In 1996, Mr. Ross was designated by the Board of Directors as the Company’s Principal Accounting Officer.

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

Effective April 2003, the Company’s Senior Vice President, Finance and Administration, Michael A. Glauber will retire. He will be succeeded by Matthew C. Flanigan as Chief Financial Officer. Mr. Flanigan has served the Company as Vice President and President, Office Furniture Components Group since 1999 and previously served the Company as Staff Vice President—Operations from 1997 to 1999.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded	Dividend Declared
	High	Low
2002
Fourth Quarter	$24.15	$18.60	34,592,000	$.13
Third Quarter	24.35	19.42	39,024,000.13
Second Quarter	27.40	23.40	24,478,000.12
First Quarter	26.46	22.01	30,224,000.12

For the Year	$27.40	$18.60	128,318,000	$.50

2001
Fourth Quarter	$23.55	$19.00	26,303,000	$.12
Third Quarter	24.45	16.85	26,190,000.12
Second Quarter	22.60	17.70	25,476,000.12
First Quarter	21.25	17.56	28,560,000.12

For the Year	$24.45	$16.85	106,529,000	$.48

Price and volume data reflect composite transactions; price range reflects intra-day prices.

The Company had 15,954 shareholders of record on March 10, 2003.

The Company has a long-standing policy to distribute a portion of its earnings to its shareholders in the form of dividends. The Company’s dividend payout guideline is approximately one-third of the average of the prior three-year’s earnings. See the discussion of the Company’s guidelines for dividend payout in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 13.

Item 6. Selected Financial Data.

(Unaudited)	2002	2001	2000	1999	1998
(Dollar amounts in millions, except per share data)
Summary of Operations
Net sales	$4,271.8	$4,113.8	$4,276.3	$3,779.0	$3,370.4
Earnings from continuing operations	233.1	187.6	264.1	290.5	248.0
Earnings from continuing operations adjusted to exclude goodwill amortization	233.1	207.8	282.9	306.4	259.3
Earnings per share from continuing operations
Basic	1.17	.94	1.33	1.46	1.25
Diluted	1.17	.94	1.32	1.45	1.24
Earnings per share from continuing operations adjusted to exclude goodwill amortization
Basic	1.17	1.04	1.42	1.54	1.31
Diluted	1.17	1.04	1.41	1.53	1.29
Cash dividends declared per share	.50	.48	.42	.36	.315

Summary of Financial Position
Total assets	$3,501.1	$3,412.9	$3,373.2	$2,977.5	$2,535.3
Long-term debt	808.6	977.6	988.4	787.4	574.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company’s financial position reflects management’s capital policy guidelines. These guidelines are intended to ensure that corporate liquidity is adequate to support the Company’s projected growth rate and to finance the Company’s ongoing operations in periods of economic downturn. In a normal operating environment, management intends to direct capital to ongoing operations, strategic acquisitions and other investments that provide opportunities for expansion and enhanced profitability.

Our policy is to expand capital resources—debt and equity—at appropriate times to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. We consider financial flexibility more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

Short-term Liquidity

The Company relies on cash flow from operations as its primary source of capital. Cash provided by operating activities was $455.9 million, $534.5 million and $440.8 million for 2002, 2001 and 2000, respectively, or a three year total of over $1.43 billion. The decrease in cash provided by operating activities during 2002, compared to the prior year, principally reflects a slowing of working capital decreases, partially offset by higher earnings. Cash from operations during 2001 increased over the prior year due to a reduction of working capital, partially offset by lower earnings. Working capital, excluding cash and current maturities of long-term debt, was 18.6% of annual sales in 2002. This is the lowest year-end level of working capital in seven years, and below the Company’s target of 19% for working capital as a percent of sales. Working capital, excluding cash and current maturities of long-term debt, was 19.0% and 21.0% of annual sales for the years 2001 and 2000, respectively. The decline in working capital in 2001 resulted from both a slower business environment and a concentrated effort (beginning during the last half of 2000) by management to decrease working capital levels.

The following table shows the annual turnover on average year-end working capital, trade receivables and inventories. The ratios may be affected by timing of the Company’s acquisitions.

	2002		2001		2000
Working capital turnover (excluding cash and cash equivalents and current debt)	5.4	x	4.9	x	5.0	x
Trade receivables turnover	7.5		6.8		7.2
Inventory turnover	5.6		5.2		5.3

Receivables turnover in the Aluminum Products segment is lower than in the other segments due principally to the seasonal nature of its gas barbecue grill business and industry practices regarding credit terms. The Commercial Fixturing & Components segment has lower inventory turnover than other segments due to increased production time and extended delivery schedules in their business.

The weak economic conditions that began in the last half of 2000 and continued through 2002 would have normally resulted in reduced cash flow. The Company responded to these difficult business conditions by reducing costs through consolidation or sale of facilities, the restructure of other operations, the reduction of overhead, and the reduction of full-time equivalent employment. In addition, the Company has reduced capital spending, brought working capital as a percent of annualized sales to the lowest level in seven years and temporarily reduced the pace of acquisitions. Through these steps, the Company has improved operational performance, profit margins and return on shareholders’ equity. Also, as a result of these improvements, the Company has achieved strong growth in cash flow to provide adequate liquidity to finance ongoing operations, repurchase nine million shares of stock, pay down debt and fund a portion of future growth initiatives. While future economic conditions are uncertain, the Company should continue to generate significant cash flow from operations even though additional working capital reductions will be more difficult to achieve. The Company also has sufficient unused committed credit to ensure that future capital resources are adequate for its ongoing operations and growth opportunities.

Total Capitalization

The following table shows the Company’s total capitalization at the end of the three most recent years. Also, the table shows the amount of unused committed credit available through the Company’s revolving bank credit agreements, current maturities of long-term debt, the amount of cash and cash equivalents, and the ratio of earnings to fixed charges at the end of the three most recent years.

	2002		2001		2000
	(Dollar amounts in millions)
Long-term debt outstanding:
Scheduled maturities	$808.6		$977.6		$988.4
Average interest rates	4.3%		4.8%		6.8%
Average maturities in years	3.4		4.0		4.8
Revolving credit/commercial paper	—		—		—

Total long-term debt	808.6		977.6		988.4
Deferred income taxes and other liabilities	117.6		111.7		114.4
Shareholders’ equity	1,976.9		1,866.6		1,793.8

Total capitalization	$2,903.1		$2,955.9		$2,896.6

Unused committed credit:
Long-term	$233.0		$232.5		$215.0
Short-term	106.5		110.0		112.5

Total unused committed credit	$339.5		$342.5		$327.5

Current maturities of long-term debt	$127.7		$5.8		$5.9

Cash and cash equivalents	$225.0		$187.2		$37.3

Ratio of earnings to fixed charges	7.6	x	5.2	x	6.4	x

Long-term debt was 27.9%, 33.1% and 34.1% of total capitalization at the end of 2002, 2001 and 2000, respectively. Long-term debt as a percent of total capitalization, net of cash and current maturities, was 25.4%, 28.7% and 33.4% at the end of 2002, 2001 and 2000, respectively. Long-term debt decreased $169.0 million from year-end 2001, primarily due to a reclass of $124.4 million in long-term debt to current maturities and the maturity and payment of $75 million in medium-term notes. This decrease was partially offset by an increase of $10.7 million in fair market value related to the Company’s interest rate swap agreements. Also, during 2002 the Company capitalized certain leases that were previously accounted for as operating leases under synthetic lease arrangements entered into during the last half of 2001. During 2002, certain changes were made to these leases and the Company elected early implementation of FASB Interpretation No. 46, resulting in the recording of these arrangements as capitalized leases in 2002. Accordingly, property, plant and equipment and long-term debt increased by $30.5 million as a result of this change. These leases provide economic benefits to the Company versus outright purchase of the related assets.

During 2002, $124.4 million was reclassified from long-term debt to current maturities. Until recently, the Company had intended to refinance all current maturities of medium-term notes and commercial paper on a long-term basis. With the Company’s current strong cash position, current maturities will likely be paid and not replaced until the need for additional debt arises.

As shown in the preceding table, obligations having scheduled maturities are the current source of the Company’s debt capital. At the end of 2002, these obligations consisted primarily of the Company’s medium-

term notes and tax-exempt industrial development bonds. The Company’s senior debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+.

In February 2000, $350 million of 7.65% five-year notes were issued under a $500 million shelf registration completed in November 1999. These notes were converted to variable rate notes under an interest rate swap agreement. The proceeds of the offering were used to pay down commercial paper and to fund the Company’s capital expenditures and acquisition activity. In March 2003, the Company sold its rights under this interest rate swap agreement for $40 million.

The secondary source of the Company’s debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company’s projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. To further facilitate the issuance of debt capital, the Company has in effect a $500 million shelf registration of debt. The Company has had no commercial paper outstanding at the end of the last three years. Additional details of long-term debt, including scheduled maturities, revolving credit and commercial paper are discussed in Note F of the Notes to Consolidated Financial Statements.

Uses of Capital Resources

The Company’s internal investments to modernize and expand manufacturing capacity totaled $421.7 million in the last three years. In 2003, management anticipates internal investments will range from approximately $125 to $150 million. During the last three years, the Company employed $393.0 million in cash (net of cash acquired) and issued .3 million shares or equivalents of common stock in acquisitions. During 2002, seven businesses were acquired for $45.6 million in cash (net of cash acquired). In addition, the Company assumed $2.5 million of acquisition companies’ debt and other liabilities. Of the seven 2002 acquisitions, which should add about $70 million to annual revenue, two were made in Residential Furnishings, one in Commercial Fixturing & Components, one in Aluminum Products, two in Industrial Materials and one in Specialized Products. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. In 2002, the Company also acquired the rod mill and related assets of a bankrupt steel company, which purchase is included in expenditures for property, plant and equipment. These assets are being refurbished to provide steel rod for the Industrial Materials segment. Additions, by segment, to property, plant and equipment and purchases of long-lived assets are shown in Note K of the Notes to Consolidated Financial Statements.

Company purchases of its common stock (net of issuances) totaled $80.5 million in 2002, $51.3 million in 2001, and $49.2 million in 2000. These purchases were made primarily for employee stock plans. The Board of Directors annually authorizes management, at its discretion, to buy up to two million shares of Leggett stock for use in employee benefit plans or for other purposes. This authorization is continuously replenished as shares acquired are reissued for benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

At the end of the third quarter 2000, the Board of Directors authorized management to repurchase up to an additional 10 million shares of Leggett stock. In August 2002, the Board of Directors continued this authorization for an additional period expiring in September 2003. As of December 31, 2002 the Company had acquired approximately .4 million shares under such authorization. No specific schedule of purchases has been established under this authorization. The amount and timing of purchases will depend on availability of cash, economic and market conditions, acquisition activity and other factors.

Cash dividends on the Company’s common stock in the last three years totaled $267.4 million. Over this three-year period, cash dividends per share have increased at an 11.6% compounded annual rate. The Company’s guideline for dividend payout is approximately one-third of the prior three-year’s average earnings. As a percent of the prior three-year average earnings, cash dividends per share were 43.7% in 2002, 38.8% in 2001 and 31.4% in 2000. As earnings recover, the Company expects to move back toward its 30–35% dividend payout target.

The following table summarizes the Company’s future contractual obligations and commercial commitments (amounts in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2–3 Years	4–5 Years	After 5 Years
Long-term debt*	$887.5	$127.7	$511.4	$106.3	$142.1
Operating leases	90.4	28.7	36.2	17.1	8.4
Other long-term obligations	38.2	—	12.2	4.5	21.5

Total contractual cash obligations	$1,016.1	$156.4	$559.8	$127.9	$172.0

*Excluding $48.8 million of fair market value from interest rate swap agreements.

The long-term debt payment schedule presented above could be accelerated if the Company was not able to make its principal and interest payments when due, or satisfy certain debt covenants under its revolving credit agreements. The Company believes it has sufficient ongoing cash flow and capital resources to satisfy these obligations and to maintain its required debt covenants.

Results of Operations

Discussion of Consolidated Results

In 2002, earnings increased 24% on essentially flat same location sales. Revenues totaled $4.27 billion, second only to the record set in 2000, and an increase of 3.8% from 2001. Same location sales increased 0.7%, or $27 million, for the full year. Earnings, at $1.17 per diluted share, were up $.23, or 24%, from last year’s $.94. Pretax restructuring costs were approximately $15 million in 2002, versus $18 million in 2001.

During 2001, sales were $4.11 billion, a decrease of 3.8% versus the record sales of $4.28 billion set in 2000, declining for just the second time in the Company’s history as a public company. Sales growth from acquisitions was more than offset by a 9.3% decline in same location sales, as decreased unit volumes from weak market demand continued to negatively impact all five business segments. Earnings per diluted share, at $.94 were down $.38, or 29%, from $1.32 in 2000.

The following table shows various measures of earnings as a percentage of sales for the last three years. It also shows the effective income tax rate.

	2002	2001	2000
Gross profit margin	19.2%	19.9%	21.3%
EBIT (earnings before interest and taxes) margin	9.4	8.5	11.2
Net profit margin	5.5	4.6	6.2
Effective income tax rate	35.9	36.9	36.9

The improvement in EBIT margins during 2002 resulted primarily from reduced expenses. Same location sales growth of 0.7% and continued improvements in operating efficiency also helped margins. Cost decreases resulted primarily from the elimination of goodwill amortization, lower bad debt, energy and restructuring costs, plus the partial reversal of Canadian lumber duty accruals. Partially offsetting these improvements, and the major factors impacting the decrease in gross profit margin, were higher raw material costs (most notably steel) and margin (i.e., selling price) pressure in some business units. Reduced interest expense as a result of lower borrowings and interest rates also helped improve earnings for 2002. The lower effective income tax rate in 2002 compared to 2001 and 2000 levels reflects the impact of eliminating non-deductible goodwill amortization as required by FASB Statement No. 142.

The declines in 2001 margins primarily reflect weakened demand in all of the Company’s business segments, as well as lower than expected performance in the Company’s Aluminum Products and Commercial Fixturing & Components segments and some parts of the Residential Furnishings segment. Production cutbacks, plant restructuring and closure costs, reduced plant utilization and resulting lower overhead absorption significantly impacted profit and EBIT margins. Plant utilization in 2001 was further reduced due to the Company’s efforts to reduce inventory levels. Margins were also reduced in 2001 by higher bad debt expense, worker’s compensation costs, medical expenses and energy costs. Lower incentive compensation costs, cost structure improvements and reduced overhead as a result of the Company’s tactical plan announced in September 2000 helped offset these increasing costs. Interest expense was lower in 2001 versus 2000, partially offsetting the decline in net margin.

Restructuring Activity

In connection with its tactical plan announced during the third quarter of 2000 aimed at improving performance, margins and shareholder return, the Company’s primary objective was to fix problems in its under-performing businesses. Operations that could not be fixed were to be consolidated, closed or sold. As a part of its continued focus on cost structure improvement, through December 2002 the Company had consolidated or sold certain facilities and restructured other operations. The costs incurred related to the Company’s restructuring efforts were charged to expense.

Included in the Company’s operating results for 2002 are restructuring charges of $14.9 million (pretax) associated with these decisions. Charges of $13.3 million are included in “Other deductions (income), net,” and consist of $12.5 million for fixed asset and goodwill write-downs, and $0.8 million in severance and other costs, net of miscellaneous proceeds. The remaining $1.6 million inventory charges are in the “Cost of goods sold” section on the Consolidated Statement of Earnings.

During 2001, the Company incurred restructuring charges of $18.0 million. Included in “Other deductions (income), net” are charges of $15.6 million, consisting of $9.6 million for fixed asset and goodwill write-downs, and $6.0 million in severance and other costs. The remaining $2.4 million are inventory charges included in “Cost of goods sold.”

During 2000, the Company incurred restructuring charges of $8.6 million. Included in “Other deductions (income), net” are charges of $6.2 million, consisting of $2.4 million for fixed asset write-downs, and $3.8 million in severance and other costs. The remaining $2.4 million are inventory charges included in “Cost of goods sold.”

Restructuring liabilities from 2002 and prior years are not material to the accompanying balance sheet. Adjustments of previously established accruals and liabilities relating to restructuring activities have been negligible. The balances remaining in restructuring reserve on the Company’s balance sheet were $3.6 million, $8.6 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company expects to realize future cost-savings as a result of these actions, however, the specific impact cannot be quantified, and will be determined by future business conditions. The Company may occasionally rationalize its facility base in the future if compelling savings are evident, or if the economic environment induces such action. See Note M of the Notes to Consolidated Financial Statements for further information regarding restructuring activities.

Discussion of Segment Results

A description of the products included in each segment, segment sales, segment earnings before interest and taxes (EBIT) and other segment data appear in Note K of the Notes to Consolidated Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Total Segment Sales):

	2002	2001	2000
Residential Furnishings	10.4%	8.6%	10.5%
Commercial Fixturing & Components	5.4	5.6	11.2
Aluminum Products	6.4	5.5	6.7
Industrial Materials	8.3	10.6	13.7
Specialized Products	11.8	10.1	12.5

Residential Furnishings sales increased 4.1%, or $84 million during 2002, primarily from a 2.8% increase in same location sales. EBIT increased 26%, or $47 million, due in part from higher sales and cost improvement efforts. Sales of upholstered furniture components increased significantly, but these gains were tempered largely by flat sales in bedding and other product categories. Elimination of $8.0 million of goodwill amortization, partial reversal of Canadian lumber duty accruals, reduced bad debt expense, lower energy costs and $1.6 million in lower restructuring costs all contributed to the EBIT improvements. Margin pressure from higher raw material costs in steel, lumber and chemicals partially offset some of these gains.

During 2001, Residential Furnishings sales decreased 4.0%. Same location sales, which were partially offset by acquisitions, decreased 6.1%. EBIT declined $49.2 million, or 21.5%, as soft industry demand and inventory reduction efforts resulted in lower production. The lower plant utilization reduced overhead absorption, yielding lower margins. Also negatively impacting EBIT during 2001 were restructuring charges of $6.5 million.

Commercial Fixturing & Components sales decreased 4.9% during 2002. Incremental sales from recent acquisitions were not able to overcome the 9.5%, or $90 million decline in same location sales. Markets for both store fixtures and office furniture components remain depressed, down approximately 20-25% from levels seen two years ago. However, the Company has gained market share in its fixture and display businesses, due in part to the financial difficulties of some competitors brought about by the tough conditions the industry has faced over the past 2 1/2 years. EBIT decreased $5 million, or 9%, with the earnings impact from lower same location sales largely offset by $4.0 million in lower restructuring costs, elimination of $9.0 million of goodwill amortization, and cost structure improvements.

During 2001, Commercial Fixturing & Components sales decreased 3.5%, while same location sales, which were partially offset by acquisitions, declined 11.7%. EBIT decreased $56.1 million, or 51.4%, due primarily to lower same location sales and reduced margins, reflecting poor business conditions in the office and contract furniture markets, continued market weakness and reduced fixture purchases in telecom and utility van industries, and plant inefficiencies. Restructuring charges of $8.9 million also negatively impacted EBIT.

Aluminum Products sales increased $28 million, or 6.0%, during 2002. Same location sales increased 8.8% for the year, and averaged 14% growth for the final three quarters of the year. The growth is attributable to Leggett’s efforts to gain market share, as market demand did not improve appreciably. The Company also divested three firms during 2002, which will reduce annual revenue in the Aluminum Products segment by about $40 million. These divestures will not have a material impact on earnings. EBIT increased 23%, or $6 million. The earnings gain reflected sales increases, which resulted from significant efforts to gain market share. Cost management efforts, reduced amortization expense of $2.5 million and lower energy costs also benefited EBIT. These improvements were partially offset by restructuring costs of $2.8 million and non-recurring inventory and equipment obsolescence charges. Higher raw material cost and minor impacts from start-up inefficiency associated with new business also reduced EBIT.

During 2001, Aluminum Products sales decreased 15.7%. Same location sales were down 17.2%, and were slightly offset by one acquisition. Reduced die cast component sales reflected weak market demand in a variety of consumer and industrial sectors including telecom, electrical, diesel engine and barbecue grill markets. EBIT decreased $11.1 million, or 30.4%. The EBIT decrease resulting from declining sales was partially offset by reduced overhead and lower restructuring costs of $2.1 million.

Industrial Materials sales increased 15.9% during 2002, primarily due to acquisitions. Same location sales increased 2.4%. EBIT declined 9%, or $5 million. The majority of the EBIT decline for the year resulted from increased steel prices. These increases began in the second quarter 2002 as a result of tariffs imposed on foreign steel. Steel prices began to stabilize late in the year, and by year-end, the Company was able to pass on the majority of the increases to customers. However, there remains some continued impact on margins. Startup costs associated with a steel rod mill also negatively impacted EBIT. Reduced bad debt expense and elimination of $0.9 million in amortization expenses benefited EBIT slightly.

The Company acquired the rod mill assets of a bankrupt steel company during the year. The rod mill, which became operational in the first quarter of 2003, will supply about half the Company’s steel rod needs, improve the consistency and quality of this key raw material, and will help alleviate supply concerns arising from many recent steel company bankruptcies and recently imposed steel tariffs. The rod produced will be consumed by the Company’s wire mills. Inter-company sales (at market value) of this steel rod mill should approximate $135-$150 million annually.

In 2001, Industrial Materials sales decreased 2.5%. Same location sales were down 9.9%, and were partially offset by acquisitions. EBIT decreased $18.1 million, or 24.5%, primarily as a result of reduced sales volumes and lower plant utilization.

Specialized Products sales increased 4.3% in 2002, mainly from a 3.9% increase in same location sales. EBIT increased $8 million, or 21%, due to higher automotive sales and elimination of $3.4 million of goodwill amortization, partially offset by reduced sales volume in the machinery group. The strong performance of our automotive businesses is due primarily to additional market penetration and strong demand for lumbar and seat components.

During 2001, Specialized Products sales increased 15.9% due to acquisitions, partially offset by a 2.3% decline in same location sales. EBIT decreased $2.3 million, or 5.5%, due primarily to slowing production and reduced demand in automotive markets and the machinery group, along with changing product mix.

Goodwill Amortization

The Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets” in 2001. Statement No. 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead be tested periodically for impairment. As required, the Company adopted Statement No. 142 on January 1, 2002, and ceased amortization of goodwill. The goodwill amortization change contributed approximately ten cents per share to 2002 annual earnings. Earnings per share, adjusted for FAS No. 142 treatment of goodwill amortization, would have been $1.04 basic and diluted on pro forma net earnings of $207.8 million in 2001 and $1.42 basic and $1.41 diluted on pro forma net earnings of $282.9 million in 2000. See Note C of the Notes to Consolidated Financial Statements for further information on goodwill amortization.

As required by Statement No. 142, the Company tested each of its reporting units for possible goodwill impairment by comparing the estimated fair value of each unit with the related book value. In each case, the estimated fair value exceeded the book value; accordingly, there was no asset impairment.

Seasonality

The percent of consolidated net sales by quarter, excluding the impact of acquisitions, is as follows for the last three years:

	2002	2001	2000
First Quarter	23.8%	24.9%	24.7%
Second Quarter	26.0	24.9	25.4
Third Quarter	26.2	26.4	26.1
Fourth Quarter	24.0	23.8	23.8

Year	100.0%	100.0%	100.0%

The Company does not experience significant seasonality, however, as indicated in the above table, quarter-to-quarter sales are expected to vary in proportion to the total year by up to 3%. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of the Company’s businesses. In each of the three years presented, the economic slowdown impacted the Company’s various businesses and

“normal” seasonality was likely distorted somewhat. Nevertheless, for the Company’s businesses in total, the second and third quarters have proportionately greater sales, while the first and fourth quarters are generally lower.

Residential Furnishings and Commercial Fixturing & Components typically have their strongest sales in the second and third quarters. Commercial Fixturing & Components has particularly heavy third quarter sales of its store fixtures products, with the first and fourth quarters generally lower. Aluminum Products sales are proportionately greater in the first two calendar quarters due to its gas barbecue grill business. Industrial Materials sales peak in the third and fourth quarters from wire products used for baling cotton. Specialized Products has relatively little quarter-to-quarter variation in sales, although the automotive business is somewhat heavier in the first two quarters of the year, and somewhat lower in the third quarter, due to model changeovers and plant shutdowns in the automobile industry during the summer.

Major Accounting Policies, Estimates and Other Factors Influencing Financial Reporting

As more fully disclosed in Note A of the Notes to Consolidated Financial Statements, the Company has adopted numerous accounting policies from among acceptable alternatives, and management must make many critical estimates or assumptions when preparing financial statements. The most critical estimates and assumptions impacting the ongoing operations are as follows: credit losses; costs related to worker’s compensation, automobile, product and general liability, property and medical programs; inventory losses from obsolescence; and various assumptions impacting the fair value of the Company’s reporting units for goodwill impairment testing under FASB Statement No. 142.

With respect to credit losses, the Company’s customers are diverse, but many are small-to-medium size companies and some are highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning, particularly in the current economic environment, adding to the difficulty in estimating credit losses. Worker’s compensation and other program costs may require a long period after the actual loss occurred before the exact amount of the cost is known. Estimates of these costs over that period, which in some cases is several years, will vary from the final amount. The Company carries insurance for individual losses that exceed a certain amount specified for each program. Changing customer specifications, technology, customer bankruptcy and other factors result in inventory losses that are difficult to estimate precisely. At any financial statement date, the impact of these factors on inventory value may not be completely known. The Company’s accounting estimates of these costs and losses are based on available actuarial estimates, prior experience and close monitoring of each loss exposure.

FASB Statement No. 142 requires the Company to periodically test for goodwill impairment by estimating the fair value of each reporting unit. The Company has eleven reporting units as defined by FASB Statement No. 142. Major assumptions used in the determination of fair value are future sales growth rates, operating margins, capital expenditures and the discount rate. Except for the discount rate, these assumptions are initiated by the business managers and reviewed by senior management for reasonableness and consistency. Future actual results, however, will vary from these assumptions.

The most significant estimates, other than for ongoing operations, are for exposure to unusual litigation and claims and for the impact of plant restructurings and closings. Accounting periods are impacted by these losses when specific facts are known which affect the loss estimate. The Company has not recorded any significant losses for litigation and claims for 2002-2000, and management is not aware of any significant unrecorded exposures. The Company records restructuring or plant closing losses when specific implementation actions have been approved. No significant income is reflected in the 2002-2000 financial statements for the reversal of restructuring or plant closing losses accrued in a prior period.

Changes in the liabilities, reserves and accruals related to the critical estimates and assumptions made above are regularly reviewed by management with the Company’s Audit Committee of the Board of Directors.

New Financial Accounting Standards Board Statements

During 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, instead of recognizing the liability at the date of an entity’s commitment to an exit plan.

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The impact on the Company will not be different than under EITF No. 94-3 other than in the period in which such exit or disposal costs are recorded. The Company may occasionally rationalize its facility base in the future if compelling savings are evident, or if the economic environment induces such action, and Statement No. 146 would be applied to any such decisions.

During December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company will adopt the prospective transition method permitted by Statements 123 and 148 and begin expensing stock options granted in 2003. Based on current levels, in the first year, implementation of this Statement is expected to reduce earnings by approximately 2 cents per share, and the impact on earnings is expected to grow to approximately 4 cents per share over time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

INTEREST RATE

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. The Company has not typically in the past used derivative financial instruments to hedge its exposure to interest rate changes. However, during 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio, and are included as variable rate debt in the table below. In March, 2003, the Company sold its rights under the $350 interest rate swap agreement for $40. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was greater than its carrying value by $32.1 and $13.8 at December 31, 2002, and 2001, respectively. The fair value of the fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 2002 and December 31, 2001 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

Long-term debt as of December 31,	2003	2004	2005	2006	2007	Thereafter	2002	2001
Principal fixed rate debt	$114.5	$100.0	$25.0	$75.0	$25.0	$95.2	$434.7	$506.2
Average interest rate	6.27%	6.98%	7.00%	7.12%	7.40%	5.88%	6.60%	6.73%
Principal variable rate debt	2.3	14.5	350.5	—	2.0	29.5	398.8	402.2
Average interest rate	1.59%	2.08%	1.57%	—	1.65%	1.62%	1.59%	2.17%
Miscellaneous debt*							102.8	75.0

Total debt							936.3	983.4
Less: current maturities							(127.7)	(5.8)

Total long-term debt							$808.6	$977.6

*	Miscellaneous debt includes $48.8 in 2002 and $38.1 in 2001 of market adjustments resulting from the interest rate swap agreements discussed above.

EXCHANGE RATE

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 2002 was approximately $1.9 ($1.6 pay British Pounds/receive USD; $.3 pay Euro/receive USD) and the highest amount during 2002 was approximately $6 ($5 pay USD/ receive Canadian; $1 pay Euro/ receive USD).

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries subject to translation exposure at December 31 is as follows:

Functional Currency	2002	2001
Canadian Dollar	$211.6	$208.2
European Currencies	221.9	172.2
Mexican Peso	60.5	51.2
Other	33.4	28.4

	$527.4	$460.0

COMMODITY PRICE

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $36 and $46 (at cost) in inventory at December 31, 2002 and 2001, respectively. The Company has purchasing arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data included in this Report are listed in Item 15 and begin immediately after Item 15, and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The sections entitled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2003, are incorporated by reference.

Please see the “Supplemental Item” in Part I hereof, for a listing and description of the positions and offices held by the executive officers of the Company.

Item 11. Executive Compensation.

The subsection entitled “Director’s Compensation” and section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2003, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sections entitled “Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2003, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The subsection entitled “Related Party Transactions” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 14, 2003, is incorporated by reference.

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this annual report, the Company’s principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company’s other management, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants.

The Financial Statements and Financial Statement Schedule listed below are included in this Report:

•	Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2002

•	Consolidated Balance Sheets at December 31, 2002 and 2001

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

•	Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2002

•	Notes to Consolidated Financial Statements

•	Quarterly Summary of Earnings (Unaudited)

•	Schedule for each of the years in the three-year period ended December 31, 2002

Schedule II—Valuation and Qualifying Accounts and Reserves

All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

2. Exhibits—See Exhibit Index.

No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

3. Reports on Form 8-K filed during the last quarter of 2002—A Form 8-K was filed November 13, 2002, Item 5 “Other Events” reported the election of Judy C. Odom to the Board of Directors, and the planned retirement of Michael A. Glauber as Chief Financial Officer, effective April 2003.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended December 31
	2002	2001	2000
	(Dollar amounts in millions, except per share data)

Net sales	$4,271.8	$4,113.8	$4,276.3
Cost of goods sold	3,450.1	3,296.9	3,364.0

Gross profit	821.7	816.9	912.3
Selling and administrative expenses	394.2	415.2	391.6
Amortization of excess cost of purchased companies (in 2001 and 2000 only) and other intangibles	10.2	39.9	34.1
Other deductions (income), net	16.7	10.6	5.8

Earnings before interest and income taxes	400.6	351.2	480.8
Interest expense	42.1	58.8	66.3
Interest income	5.0	4.9	4.1

Earnings before income taxes	363.5	297.3	418.6
Income taxes	130.4	109.7	154.5

Net earnings	$233.1	$187.6	$264.1

Earnings per share
Basic	$1.17	$.94	$1.33

Diluted	$1.17	$.94	$1.32

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(Dollar amounts in millions, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$225.0	$187.2
Accounts and notes receivable, less allowance of $19.4 in 2002 and $29.4 in 2001	569.0	562.5
Inventories
Finished goods	326.8	308.6
Work in process	71.1	74.7
Raw materials and supplies	237.1	224.1
LIFO reserve	(9.3)	(6.1)

Total inventories	625.7	601.3
Other current assets	68.3	70.9

Total current assets	1,488.0	1,421.9
Property, Plant and Equipment—at cost
Machinery and equipment	1,242.1	1,195.0
Buildings and other	648.1	608.5
Land	62.0	62.0

Total property, plant and equipment	1,952.2	1,865.5
Less accumulated depreciation	991.5	903.6

Net property, plant and equipment	960.7	961.9
Other Assets
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $112.2 in 2002 and $111.7 in 2001	898.0	879.0
Other intangibles, less accumulated amortization of $46.1 in 2002 and $41.0 in 2001	36.8	43.8
Sundry	117.6	106.3

Total other assets	1,052.4	1,029.1

Total Assets	$3,501.1	$3,412.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$181.9	$162.4
Accrued expenses	201.6	197.8
Other current liabilities	214.5	96.8

Total current liabilities	598.0	457.0
Long-Term Debt	808.6	977.6
Other Liabilities	38.2	47.0
Deferred Income Taxes	79.4	64.7
Shareholders’ Equity
Capital stock
Preferred stock—authorized, 100,000,000 shares; none issued Common stock—authorized, 600,000,000 shares of $.01 par value; issued 198,799,543 and 198,797,750 shares in 2002 and 2001, respectively	2.0	2.0
Additional contributed capital	422.9	419.3
Retained earnings	1,687.3	1,552.7
Accumulated other comprehensive income (loss)	(39.0)	(55.8)
Less treasury stock—at cost (4,300,923 and 2,499,597 shares in 2002 and 2001, respectively)	(96.3)	(51.6)

Total shareholders’ equity	1,976.9	1,866.6

Total liabilities and Shareholders’ Equity	$3,501.1	$3,412.9

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2002	2001	2000
	(Dollar amounts in millions)
Operating Activities
Net earnings	$233.1	$187.6	$264.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	154.4	156.7	139.2
Amortization	10.2	39.9	34.1
Deferred income tax expense (benefit)	17.7	(19.6)	13.1
Other	8.1	(11.7)	(1.8)
Other changes, excluding effects from purchases of companies
(Increase) decrease in accounts receivable, net	(.6)	84.6	(2.7)
(Increase) decrease in inventories	(24.5)	84.7	(8.7)
(Increase) decrease in other current assets	(3.7)	3.1	(1.7)
Increase in current liabilities	61.2	9.2	5.2

Net Cash Provided by Operating Activities	455.9	534.5	440.8
Investing Activities
Additions to property, plant and equipment	(124.0)	(128.0)	(169.7)
Purchases of companies, net of cash acquired	(45.6)	(95.1)	(252.3)
Other	23.3	41.9	(15.2)

Net Cash Used for Investing Activities	(146.3)	(181.2)	(437.2)
Financing Activities
Additions to debt	15.7	49.1	398.4
Payments on debt	(110.7)	(108.7)	(252.9)
Dividends paid	(96.3)	(92.5)	(78.6)
Issuances of common stock	13.2	11.9	4.7
Purchases of common stock	(93.7)	(63.2)	(53.9)
Other	—	—	(4.6)

Net Cash Provided by (Used for) Financing Activities	(271.8)	(203.4)	13.1

Increase in Cash and Cash Equivalents	37.8	149.9	16.7
Cash and Cash Equivalents—Beginning of Year	187.2	37.3	20.6

Cash and Cash Equivalents—End of Year	$225.0	$187.2	$37.3

Supplemental Information
Interest paid	$46.8	$65.4	$59.5
Income taxes paid	110.9	125.5	136.8
Property, plant and equipment acquired through capital leases	31.9	3.9	5.0
Liabilities assumed of acquired companies	2.5	21.0	123.4
Common stock issued for acquired companies	—	1.2	5.3
Common stock issued for employee stock plans	35.9	34.6	30.6

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended December 31
	2002	2001	2000
	(Dollar amounts in millions, except per share data)
Common Stock
Balance, beginning and end of period	$2.0	$2.0	$2.0

Additional Contributed Capital
Balance, beginning of period	$419.3	$423.5	$424.8
Common stock issued	12.6	10.2	14.3
Treasury stock issued	(12.8)	(19.9)	(16.9)
Tax benefit related to stock options	3.8	5.5	1.3

Balance, end of period	$422.9	$419.3	$423.5

Retained Earnings
Balance, beginning of period	$1,552.7	$1,460.0	$1,278.1
Net earnings	233.1	187.6	264.1
Cash dividends declared (per share: 2002—$.50; 2001—$.48; 2000—$.42)	(98.5)	(94.9)	(82.2)

Balance, end of period	$1,687.3	$1,552.7	$1,460.0

Treasury Stock
Balance, beginning of period	$(51.6)	$(46.3)	$(39.8)
Treasury stock purchased	(96.7)	(71.8)	(59.0)
Treasury stock issued	52.0	66.5	52.5

Balance, end of period	$(96.3)	$(51.6)	$(46.3)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(55.8)	$(45.4)	$(18.9)
Foreign currency translation adjustment	16.8	(10.4)	(26.5)

Balance, end of period	$(39.0)	$(55.8)	$(45.4)

Total Shareholders’ Equity	$1,976.9	$1,866.6	$1,793.8

Comprehensive Income
Net earnings	$233.1	$187.6	$264.1
Foreign currency translation adjustment (net of income tax expense (benefit): 2002—$3.1; 2001—$.3; 2000—($3.3))	16.8	(10.4)	(26.5)

Total Comprehensive Income	$249.9	$177.2	$237.6

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

December 31, 2002, 2001 and 2000

A—Summary of Significant Accounting Policies

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

Sales Recognition: The Company primarily recognizes sales upon the shipment of its products. The Company has no significant and unusual price protection or right of return provisions with its customers. Certain aluminum segment customers have fixed pricing for specified quantities of aluminum used in the production process. The Company generally purchases in advance sufficient quantities of aluminum inventory to “hedge” this fixed pricing commitment. Sales allowances and discounts can be reasonably estimated throughout the period and are deducted from sales in arriving at net sales.

Inventories: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 50% of the inventories at December 31, 2002 and 2001. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 2002 and 2001 approximated replacement cost.

Depreciation, Amortization and Asset Impairment: Property, plant and equipment are depreciated by the straight-line method. The rates of depreciation range from 7% to 25% for machinery and equipment, 3% to 7% for buildings and 12% to 33% for other items. Accelerated methods are used for tax purposes. As required by FASB Statement No. 142, the excess cost of purchased companies over net assets acquired (goodwill) is not being amortized beginning January 1, 2002. The excess cost of purchased companies over net assets acquired prior to July 1, 2001 was amortized by the straight-line method over forty years for 2000 and 2001. Other intangibles are amortized by the straight-line method over their estimated lives. The rates of amortization range from 2.5% to 33%. In accordance with FASB Statement No. 142 and 144, long-lived assets, including intangibles, are evaluated for probable recovery of their carrying amount. Appropriate adjustment, using current market values, estimates of discounted future cash flows and other methods, is made when recovery of the carrying amount is not reasonably assured.

Change in Accounting for Certain Leases: As more fully described in the Long-Term Debt note to the financial statements, the accounting for certain leases entered into in 2001 was changed from operating leases to capital leases in 2002. This accounting change was made as a result of amendments to the leases in 2002 and to adopt early the requirements of FASB Interpretation No. 46. The amount of the leases involved in this accounting change is not material to the financial statements.

Stock Based Compensation: The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Concentration of Credit Risks, Exposures and Financial Instruments: The Company engages in manufacturing, marketing, and distributing engineered products for markets served by the Company as described

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in Note K. The Company’s operations are principally in the United States, although the Company also has manufacturing subsidiaries in Canada, Europe, Mexico, China, Brazil and Australia and marketing and distribution operations in other areas.

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from its customers, some of which are highly leveraged. The Company maintains allowances for potential credit losses and such losses have generally been within management’s expectations.

The Company has no material guarantees or liabilities for product warranties which would require disclosure under FASB Interpretation No. 45.

From time to time, the Company will enter into forward exchange contracts to hedge transactions in foreign currencies and interest rate swaps related to fixed rate debt. The amounts outstanding under the forward contracts are not significant to the Company.

The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments.

Other Risks: The Company obtains insurance for workers’ compensation, automobile, product and general liability, property loss and medical claims. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred. These estimates utilize the Company’s prior experience and actuarial assumptions that are provided by the Company’s insurance carriers.

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

Reclassification of Shipping & Handling Expenses to Cost of Goods Sold: The Company has identified a peer group of publicly held diversified manufacturing companies to act as a benchmark for the Company’s performance. To facilitate comparison with this peer group, the Company has reclassified shipping and handling expenses to cost of goods sold on the Statement of Earnings. All of the peer group companies classify similar expenses in cost of goods sold. This reclassification was made beginning in the first quarter 2002, and shipping and handling expenses for all prior periods have been similarly reclassified. This reclassification had no impact on EBIT, pre-tax earnings or net earnings.

B—Acquisitions

During 2002, the Company acquired seven businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $45.6 in cash, net of cash acquired. These amounts include additional

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration of $6.9 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $12.4 of which $11.4 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the industrial materials and residential furnishings markets, as well as the other markets the Company serves.

The unaudited pro forma consolidated net sales for the years ended December 31, 2002 and 2001 as though the 2002 acquisitions had occurred on January 1 of each year presented were $4,310.6 and $4,199.9, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

In addition to the seven acquisitions noted above, the Company also acquired the assets of a rod mill from a bankrupt steel company. The cost to acquire and refurbish this rod mill is included in expenditures for property, plant and equipment.

During 2001, the Company acquired 10 businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $95.1 in cash, net of cash acquired, and 61,026 shares of common stock valued at $1.2. These amounts include additional consideration of $13.7 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $64.3 of which $43.2 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the commercial fixturing and components and industrial materials markets, as well as the other markets the Company serves.

During 2000, the Company acquired 21 businesses in transactions accounted for as purchases. Purchase acquisitions required the use of $252.3 in cash, net of cash acquired, and 268,791 shares or share equivalents of common stock valued at $5.3. These amounts include additional consideration of $9.4 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $166.6 of which $127.0 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the commercial fixturing and components and specialized products markets, as well as the other markets the Company serves.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired company’s results of operations exceed certain targeted levels. Such additional consideration may be paid in cash or shares of the Company’s common stock, and is recorded when earned as additional purchase price. The maximum amount of additional consideration remaining at December 31, 2002 is approximately $31 and will be payable, if earned, through 2005.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products	Total
Balance as of January 1, 2001	$286.5	$325.9	$85.0	$25.0	$123.6	$846.0
Goodwill acquired during year	6.6	39.7	4.0	5.1	8.9	64.3
Amortization expense	(8.0)	(9.0)	(2.5)	(.9)	(3.4)	(23.8)
Goodwill written off related to sale or closure of facilities	(1.5)	(2.7)	—	—	—	(4.2)
Foreign currency translation adjustment/ other	(1.1)	(2.2)	—	.1	(.1)	(3.3)

Balance as of December 31, 2001	282.5	351.7	86.5	29.3	129.0	879.0
Goodwill acquired during year	3.4	1.7	—	—	7.3	12.4
Goodwill written off related to sale of facilities	—	—	(3.2)	—	—	(3.2)
Foreign currency translation adjustment/ other	3.7	.4	—	.3	5.4	9.8

Balance as of December 31, 2002	$289.6	$353.8	$83.3	$29.6	$141.7	$898.0

Net earnings adjusted to exclude goodwill amortization expense are as follows:

	Year Ended December 31
	2002	2001	2000
Net Earnings
Reported net earnings	$233.1	$187.6	$264.1
Add back: goodwill amortization (net of tax)	—	20.2	18.8

Adjusted net earnings	$233.1	$207.8	$282.9

Basic and diluted earnings per share adjusted to exclude goodwill amortization expense is as follows:

	Year Ended December 31
	2002	2001	2000
Basic earnings per share
As reported	$1.17	$.94	$1.33
Goodwill amortization	—	.10	.09

As adjusted	$1.17	$1.04	$1.42

Diluted earnings per share
As reported	$1.17	$.94	$1.32
Goodwill amortization	—	.10	.09

As adjusted	$1.17	$1.04	$1.41

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization by major intangible asset class is as follows:

	December 31
	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Non-compete agreements	$26.2	$17.6	$27.7	$15.6
Patents	24.7	6.9	24.3	6.6
Deferred financing and other costs	32.0	21.6	32.8	18.8

	$82.9	$46.1	$84.8	$41.0

Aggregate amortization expense for other intangible assets was $10.2 and $11.9 for the years ended December 31, 2002 and 2001, respectively.

Estimated amortization expense for each of the five years following 2002 is as follows:

Year ended December 31
2003	$8.2
2004	5.7
2005	3.5
2006	2.4
2007	1.8

Intangible assets acquired during 2002 are as follows:

	Gross Carrying Amount	Weighted Average Amortization Period In Years
Non-compete agreements	$1.9	4.0
Patents	1.6	11.1
Other	.8	2.6

	$4.3	5.4

D—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	2002	2001	2000
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	198,971,465	199,457,481	198,986,619

Net earnings	$233.1	$187.6	$264.1

Earnings per share	$1.17	$.94	$1.33

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	198,971,465	199,457,481	198,986,619
Additional dilutive shares principally from the assumed exercise of outstanding stock options	823,730	977,404	1,401,516

	199,795,195	200,434,885	200,388,135

Net earnings	$233.1	$187.6	$264.1

Earnings per share	$1.17	$.94	$1.32

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, and other current liabilities at December 31 consist of the following:

	2002	2001
Sundry assets
Market value of interest rate swaps	$48.8	$38.1
Prepaid pension costs	40.3	37.6
Other	28.5	30.6

	$117.6	$106.3

Accrued expenses
Wages and commissions payable	$56.1	$46.7
Workers’ compensation, medical, auto and product liability insurance	44.6	43.7
Sales promotions	26.2	24.3
Income taxes	5.5	11.5
Other	69.2	71.6

	$201.6	$197.8

Other current liabilities
Current maturities of long-term debt	$127.7	$5.8
Outstanding checks in excess of book balances	46.5	51.3
Dividends payable	25.0	23.3
Other	15.3	16.4

	$214.5	$96.8

F—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2002	2001
Medium-term notes, average interest rates of 4.3% for 2002 and 4.8% for 2001, due dates through 2009	$770.0	$845.0
Market value adjustment related to medium-term notes’ interest rate swaps	48.8	38.1
Industrial development bonds, principally variable interest rates of 2.1% and 2.4% for 2002 and 2001, respectively, due dates through 2030	43.5	46.8
Capitalized leases	39.7	8.8
Other, partially secured	34.3	44.7

	936.3	983.4
Less current maturities	127.7	5.8

	$808.6	$977.6

The Company had interest rate swap agreements on $364 of its fixed-rate medium-term notes at  December 31, 2002 and 2001, respectively. These swap agreements, which convert fixed rate debt to variable rate debt, contain the same payment dates as the original issues, and are used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In accordance with FASB Statement No. 133, the market value of these swaps is shown as an adjustment of the corresponding debt’s market value in the preceding table. Other assets include the corresponding market value of the interest rate swaps.

At December 31, 2002, the revolving credit agreements provided for a maximum line of credit of $339.5. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank’s base lending

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreements. Agreement amounts of $106.5 will terminate August 23, 2003; $20.0 will terminate July 31, 2004 and $213.0 will terminate July 31, 2007, at which time any outstanding balances will become due. There were no amounts outstanding under the revolving credit agreements at December 31, 2002.

The Company in the past intended to refinance all current maturities of medium-term notes and commercial paper on a long-term basis. With the Company’s current strong cash position, current maturities of such debt will likely be paid and not replaced until the need for additional debt arises. Accordingly, an additional $124.4 of such current maturities were included in current liabilities as of December 31, 2002.

During 2002, the Company recorded as capital leases $30.5 for aircraft and machinery, which leases were formerly synthetic lease arrangements (i.e., operating leases for accounting purposes) that were entered into during the last half of 2001. Amendments to these leases and the early adoption of FASB Interpretation No. 46 resulted in the change in accounting for these leases.

The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt and require net earnings to meet or exceed specified levels of funded debt.

Maturities of long-term debt for each of the five years following 2002 are:

Year ended December 31
2003	$127.7
2004	119.9
2005	391.5
2006	78.2
2007	28.1

G—Lease Obligations

The Company conducts certain operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense entering into the determination of results of operations was $49.9, $47.3 and $42.8 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

Year ended December 31
2003	$28.7
2004	21.0
2005	15.2
2006	10.0
2007	7.1
Later years	8.4

$90.4

The above lease obligations expire at various dates through 2012. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease. As more fully described in the Long-Term Debt note to the financial statements, the accounting for certain leases entered into in 2001 was changed from operating leases to capital leases in 2002.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H—Capital Stock

Stock Activity

Activity in the Company’s stock accounts for each of the three years ended December 31 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2000	198,727,750	(1,847,456)
Shares issued	50,000	2,722,437
Treasury stock purchased	—	(3,555,532)

Balance, December 31, 2000	198,777,750	(2,680,551)
Shares issued	20,000	3,607,684
Treasury stock purchased	—	(3,426,730)

Balance, December 31, 2001	198,797,750	(2,499,597)
Shares issued	1,793	2,344,708
Treasury stock purchased	—	(4,146,034)

Balance, December 31, 2002	198,799,543	(4,300,923)

The Company issues shares for employee stock plans and acquisitions. The Company purchases its common stock to meet the requirements of the employee stock purchase and incentive plans, to replace shares issued in purchase acquisitions and to satisfy contractual obligations. The Company will also receive shares in stock option exercises.

Stock Options

At December 31, 2002, the Company had 16,341,719 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 6 to 18 months after the date of grant, have a maximum term of 10 years, and are issued with exercise prices at market. However, the Company grants below market options under a deferred compensation program. This program allows senior managers to receive stock options in lieu of cash salary and bonuses. These options include a discount feature which does not exceed 15% and have a term of fifteen years. A summary of the Company’s stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at January 1, 2000	11,318,681	$12.67
Granted	1,196,574	8.13
Exercised	(947,773)	8.78
Forfeited	(302,173)	17.77

Outstanding at December 31, 2000	11,265,309	12.38
Granted	2,010,031	15.22
Exercised	(2,622,995)	9.93
Forfeited	(732,591)	14.15

Outstanding at December 31, 2001	9,919,754	13.48
Granted	1,690,923	19.39
Exercised	(1,303,610)	12.27
Forfeited	(255,340)	19.03

Outstanding at December 31, 2002	10,051,727	$14.49

Options exercisable at
December 31, 2002	7,051,541	$12.73
December 31, 2001	5,604,070	12.84
December 31, 2000	6,999,358	10.50

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ .01–$ 5.00	3,181,457	11.2	$2.47	2,881,332	$2.27
5.01– 12.00	—	—	—	—	—
12.01– 18.00	1,686,191	7.6	17.33	644,758	17.04
18.01– 26.00	5,184,079	6.7	20.94	3,525,451	20.49

$ .01–$26.00	10,051,727	8.3	$14.49	7,051,541	$12.73

The Company’s pro forma net income and pro forma earnings per share, with related assumptions, are disclosed in the following table. Prior years assumptions and fair values have been restated to conform to the current year presentation. This information is presented as if compensation cost for the Company’s stock-based compensation plans had been determined based on the estimated fair value of the options at the grant dates, consistent with the method prescribed by FASB Statement No. 123. Also disclosed are the weighted-average fair value and exercise price of options granted during the last three years.

	2002	2001	2000
Net earnings—as reported	$233.1	$187.6	$264.1
Earnings per share—as reported
Basic	1.17	.94	1.33
Diluted	1.17	.94	1.32
Stock based compensation cost, net of taxes, included in net earnings as reported	4.9	5.9	7.1
Stock based compensation cost, net of taxes, if the fair value based method had been applied to all awards	11.1	12.4	12.1
Pro forma net earnings	226.9	181.1	259.1
Pro forma earnings per share
Basic	1.14	.91	1.30
Diluted	1.14	.90	1.29
Weighted-average fair value of options:
Granted at market price	4.92	4.20	4.48
Granted below market price	11.53	11.70	8.05
Weighted-average exercise price of options:
Granted at market price	22.28	17.75	17.56
Granted below market price	4.48	4.22	3.22
Principal assumptions
Risk-free interest rate	3.9%	4.9%	5.7%
Expected life in years	5.9	5.8	7.4
Expected volatility (over expected life)	28.7%	29.2%	25.6%
Expected dividend yield (over expected life)	3.4%	3.4%	4.0%

The Company also has authorized shares for issuance in connection with certain employee stock benefit plans discussed in Note I.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Par Value Amendment

In 1993, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation reducing the par value of Common Stock to $.01 from $1. The amendment provided that the stated capital of the Company would not be affected as of the date of the amendment. Accordingly, stated capital of the Company exceeds the amount reported as common stock in the financial statements by approximately $39.

Shareholder Protection Rights Plan

In 1989, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each share of common stock. The Rights were attached to and traded with the Company’s common stock. The Rights became exercisable only under certain circumstances involving actual or potential acquisitions of the Company’s common stock. The Rights currently remain in existence until February 2009, unless they are exercised, exchanged or redeemed at an earlier date. Depending upon the circumstances, if these Rights become exercisable, the holder may be entitled to purchase shares of Series A junior preferred stock of the Company, shares of the Company’s common stock or shares of common stock of the acquiring entity.

I—Employee Benefit Plans

The following table provides information at December 31 as to the Company’s sponsored domestic defined benefit pension plans. The Company’s foreign defined benefit pension plans are not significant individually or in the aggregate.

	2002	2001	2000
Change in Benefit Obligation
Benefit obligation, beginning of period	$118.1	$110.3	$102.1
Service cost	3.5	3.1	3.3
Interest cost	7.2	6.4	5.9
Plan participants’ contributions	5.3	5.0	4.8
Actuarial (gains) losses	1.8	—	(6.6)
Benefits paid	(6.5)	(6.7)	(6.6)
Plan amendments and acquisitions	4.3	—	7.4

Benefit obligation, end of period	133.7	118.1	110.3
Change in Plan Assets
Fair value of plan assets, beginning of period	158.2	181.0	154.6
Actual return on plan assets	(16.0)	(21.5)	23.8
Employer contributions	.5	.4	—
Plan participants’ contributions	5.3	5.0	4.8
Benefits paid	(6.5)	(6.7)	(6.6)
Plan amendments and acquisitions	—	—	4.4

Fair value of plan assets, end of period	141.5	158.2	181.0
Plan Assets in Excess of Benefit Obligations	7.8	40.1	70.7
Unrecognized net actuarial (gains) losses	28.7	(2.3)	(40.2)
Unrecognized net transition asset	—	—	(.3)
Unrecognized prior service cost	3.8	(.2)	(.2)

Prepaid pension cost	$40.3	$37.6	$30.0

Components of Net Pension Income
Service cost	$(3.5)	$(3.1)	$(3.3)
Interest cost	(7.2)	(6.4)	(5.8)
Expected return on plan assets	13.0	14.5	12.2
Amortization of net transition asset	(.3)	.3	.3
Recognized net actuarial gain	.2	1.9	.9

Net pension income	$2.2	$7.2	$4.3

Weighted Average Assumptions
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.40%	4.50%

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of plan assets exceeds the benefit obligations for the Company’s defined benefit plans. However, certain plans have accumulated benefit obligations in excess of plans assets at December 31, 2002. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these underfunded plans were $31.0, $30.2 and $26.3, respectively as of December 31, 2002.

Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 776,000 shares of the Company’s common stock at December 31, 2002.

Contributions to union sponsored, defined benefit, multiemployer pension plans were less than $1 in 2002, 2001 and 2000. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 2002, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the net assets of the plans. Therefore, the Company would have no material withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

Net pension (income) expense, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $4.2, $(.8) and $2.2 in 2002, 2001 and 2000, respectively.

The Company has a Stock Bonus Plan (SBP), which is an Employee Stock Ownership Plan, a nonqualified Executive Stock Unit Program (ESUP) and a Discount Stock Plan (DSP). The SBP and the ESUP provide Company pre-tax contributions of 50% of the amount of employee contributions. Contributions to the ESUP are invested in stock units at 85% of the market price. In addition, the Company matches its contributions when certain profitability levels, as defined in the SBP and the ESUP, have been attained. Prior to January 1, 2002, the Company had plans similar to the SBP and ESUP. The Company’s total contributions to these plans were $7.8, $8.3 and $9.7 for 2002, 2001 and 2000, respectively.

Under the DSP, eligible employees may purchase a maximum of 19,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 759,938 in 2002, 1,052,938 in 2001, and 1,287,437 in 2000. Purchase prices ranged from $13 to $22 per share. Since inception of the DSP in 1982, a total of 17,227,535 shares have been purchased by employees.

J—Income Taxes

The components of earnings before income taxes are as follows:

	Year ended December 31
	2002	2001	2000
Domestic	$284.8	$261.0	$342.3
Foreign	78.7	36.3	76.3

	$363.5	$297.3	$418.6

Income tax expense is comprised of the following components:

	Year ended December 31
	2002	2001	2000
Current
Federal	$78.2	$100.9	$106.7
State and local	7.3	8.8	5.6
Foreign	27.2	19.6	29.1

	112.7	129.3	141.4
Deferred
Federal	15.1	(9.6)	12.0
State and local	3.4	(1.4)	6.3
Foreign	(.8)	(8.6)	(5.2)

	17.7	(19.6)	13.1

	$130.4	$109.7	$154.5

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2002	2001
Property, plant and equipment	$(78.8)	$(72.2)
Accrued expenses	66.4	63.0
Net operating loss and foreign tax credit carryforwards	39.1	35.9
Prepaid pension cost	(16.6)	(15.4)
Intangible assets	(25.0)	(13.9)
Valuation allowance	(22.5)	(13.7)
Other, net	(21.4)	(23.4)

	$(58.8)	$(39.7)

The valuation allowance primarily relates to state and foreign operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions were factors considered in determining the valuation allowance.

No significant amount of these carryforwards expire in any one year, but the principal amount of the carry-

forwards expire in various years after 2005.

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31
	2002	2001
Other current assets	$20.6	$25.0
Deferred income taxes	(79.4)	(64.7)

	$(58.8)	$(39.7)

Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of nondeductible goodwill amortization or write-off on federal statutory rate	.2	1.3	1.1
Increases in rate resulting primarily from state and other jurisdictions	.7	.6	.8

Effective tax rate	35.9%	36.9%	36.9%

K—Segment Information

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. Commercial Fixturing & Components was previously called Commercial Furnishings and includes all operations previously reported as part of the prior Commercial Furnishings segment. The Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. The Company sold one smelting facility in 2001 and the remaining smelting operation was sold in 2002. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

The accounting principles used in the preparation of the segment information are the same as used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. The Company evaluates performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain general and administrative costs of the Company are allocated to the segments based on sales. Asset information for the segments includes only inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles. These segment assets are reflected in the segment information at their estimated average for the year. Acquired companies’ long-lived assets as disclosed include property, plant and equipment, goodwill and other intangibles, and long-term assets. Centrally incurred costs and allocated general and administrative costs include depreciation and other costs related to assets that are not allocated or otherwise included in the segment assets. Prior years’ segment results have been restated due to a change in organizational structure and to conform to the current presentation. The impact of restatement of prior years is not significant.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT
2002
Residential Furnishings	$2,151.4	$13.5	$2,164.9	$225.8
Commercial Fixturing & Components	892.6	6.0	898.6	48.4
Aluminum Products	472.7	14.6	487.3	31.3
Industrial Materials	395.6	215.6	611.2	51.0
Specialized Products	359.5	47.7	407.2	48.0
Intersegment eliminations				(0.7)
Adjustment to LIFO method				(3.2)

	$4,271.8	$297.4	$4,569.2	$400.6

2001
Residential Furnishings	$2,068.8	$11.8	$2,080.6	$179.3
Commercial Fixturing & Components	940.7	3.9	944.6	53.1
Aluminum Products	444.4	15.2	459.6	25.4
Industrial Materials	318.9	208.5	527.4	55.8
Specialized Products	341.0	49.3	390.3	39.6
Intersegment eliminations				(5.5)
Adjustment to LIFO method				3.5

	$4,113.8	$288.7	$4,402.5	$351.2

2000
Residential Furnishings	$2,154.8	$12.9	$2,167.7	$228.5
Commercial Fixturing & Components	974.5	4.0	978.5	109.2
Aluminum Products	529.0	16.5	545.5	36.5
Industrial Materials	326.9	214.0	540.9	73.9
Specialized Products	291.1	45.6	336.7	41.9
Intersegment eliminations				(5.0)
Adjustment to LIFO method				(4.2)

	$4,276.3	$293.0	$4,569.3	$480.8

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation and Amortization
2002
Residential Furnishings	$1,257.6	$45.0	$8.1	$69.7
Commercial Fixturing & Components	882.4	11.1	2.9	31.5
Aluminum Products	409.8	19.4	—	23.9
Industrial Materials	269.9	26.5	6.5	17.4
Specialized Products	361.8	16.1	7.9	14.2
Unallocated assets	425.4	5.9	—	7.9
Adjustment to year-end vs. average assets	(105.8)

	$3,501.1	$124.0	$25.4	$164.6

2001
Residential Furnishings	$1,233.9	$73.0	$11.9	$81.5
Commercial Fixturing & Components	944.2	15.3	53.8	49.7
Aluminum Products	437.4	10.6	3.3	24.8
Industrial Materials	260.2	6.1	5.2	15.9
Specialized Products	340.4	11.9	7.1	16.4
Unallocated assets	336.1	11.1	—	8.3
Adjustment to year-end vs. average assets	(139.3)

	$3,412.9	$128.0	$81.3	$196.6

2000
Residential Furnishings	$1,236.0	$74.2	$34.4	$68.0
Commercial Fixturing & Components	892.4	30.9	108.8	41.7
Aluminum Products	478.7	29.2	4.1	24.2
Industrial Materials	269.0	9.4	27.1	14.7
Specialized Products	323.6	11.5	78.8	14.8
Unallocated assets	242.6	14.5	—	9.9
Adjustment to year-end vs. average assets	(69.1)

	$3,373.2	$169.7	$253.2	$173.3

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2002	2001	2000
Residential Furnishings
Bedding components	$798.5	$777.3	$802.0
Residential furniture components	720.3	675.5	714.7
Finished & consumer products	544.0	533.0	548.8
Other residential furnishings products	88.6	83.0	89.3

	2,151.4	2,068.8	2,154.8
Commercial Fixturing & Components
Store displays, fixtures & storage products	654.4	707.1	706.1
Office furnishings & plastic components	238.2	233.6	268.4

	892.6	940.7	974.5

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
	2002	2001	2000
Aluminum Products
Die cast products	420.7	369.7	446.3
Smelter, tool & die operations	52.0	74.7	82.7

	472.7	444.4	529.0
Industrial Materials
Wire, wire products & steel tubing	395.6	318.9	326.9

Specialized Products
Automotive products & specialized machinery	359.5	341.0	291.1

	$4,271.8	$4,113.8	$4,276.3

The Company’s operations outside of the United States are principally in Canada, Europe and Mexico. The geographic information that follows regarding sales is based on the area of manufacture.

	Year Ended December 31
	2002	2001	2000
External sales
United States	$3,489.7	$3,421.1	$3,675.6
Canada	348.5	324.9	317.4
Europe	268.2	237.0	190.5
Mexico	129.1	102.3	67.5
Other foreign	36.3	28.5	25.3

	$4,271.8	$4,113.8	$4,276.3

Long-lived assets
United States	$1,591.1	$1,591.5	$1,593.3
Canada	163.8	159.8	156.8
Europe	175.6	151.2	123.6
Mexico	60.0	66.7	59.9
Other foreign	22.6	21.8	34.3

	$2,013.1	$1,991.0	$1,967.9

L—Contingencies

The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. When it appears probable in management’s judgement that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company’s financial position. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M—Restructuring Activity

Over the last three years, the Company has sold, consolidated or shut down several facilities, none of which actions (generically referred to as “restructurings”) individually resulted in a material charge to earnings. These restructurings have had the following impact on the Company’s financial statements:

	Year ended December 31
	2002	2001	2000
Charged to cost of goods sold
Inventory write-downs associated with facility restructurings	$1.6	$2.4	$2.4

Charged to other deductions (income), net
Write-downs of property, plant and equipment	$9.3	$5.4	$2.4
Write-off of goodwill	3.2	4.2	—
Severance and other restructuring costs, net of miscellaneous proceeds	.8	6.0	3.8

	$13.3	$15.6	$6.2

Restructuring reserves (liabilities) at year-end	$3.6	$8.6	$4.9

Adjustments of previously established reserves (liabilities) for restructurings have been negligible for  2002–2000. Net sales for the 12-month period prior to divesture for businesses divested and sold were $40 in 2002 and $30 in 2001. The earnings impact from these divested businesses is not material.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PricewaterhouseCoopers LLP

St. Louis, Missouri

January	29, 2003

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

QUARTERLY SUMMARY OF EARNINGS

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth	Total
2002
Net sales	$1,022.7	$1,115.3	$1,121.2	$1,012.6	$4,271.8
Gross profit	199.1	229.1	211.3	182.2	821.7
Earnings before income taxes	87.4	109.4	91.0	75.7	363.5
Net earnings	56.2	70.3	57.7	48.9	233.1
Earnings per share
Basic	$.28	$.35	$.29	$.25	$1.17

Diluted	$.28	$.35	$.29	$.25	$1.17

2001
Net sales	$1,053.3	$1,035.2	$1,056.8	$968.5	$4,113.8
Gross profit	206.2	207.9	213.9	188.9	816.9
Earnings before income taxes	72.9	80.7	87.6	56.1	297.3
Net earnings	46.0	50.9	55.3	35.4	187.6
Net earnings adjusted to exclude goodwill amortization	51.0	55.9	60.5	40.4	207.8
Earnings per share
Basic	$.23	$.26	$.28	$.18	$.94

Diluted	$.23	$.25	$.28	$.18	$.94

Earnings per share adjusted to exclude goodwill amortization
Basic	$.26	$.28	$.30	$.20	$1.04

Diluted	$.25	$.28	$.30	$.20	$1.04

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful receivables	$29.4	$6.5	$16.5	(A)	$19.4

Inventory writedown reserve	$9.7	$7.4	$—		$17.1

Year ended December 31, 2001
Allowance for doubtful receivables	$16.3	$20.1	$7.0	(A)	$29.4

Inventory writedown reserve	$7.4	$2.3	$—		$9.7

Year ended December 31, 2000
Allowance for doubtful receivables	$13.3	$6.7	$3.7	(A)	$16.3

Inventory writedown reserve	$3.3	$4.1	$—		$7.4

(A)	Uncollectible accounts charged off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT& PLATT, INCORPORATED

By:	/S/ FELIX E. WRIGHT

Felix E. Wright Chairman and Chief Executive Officer

Dated:  March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S/ FELIX E. WRIGHT Felix E. Wright	Chairman of the Board, & Chief Executive Officer	March 18, 2003

(b) Principal Financial Officer:

/S/ MICHAEL A. GLAUBER Michael A. Glauber	Senior Vice President, Finance & Administration	March 18, 2003

(c) Principal Accounting Officer:

/S/ ALLAN J. ROSS Allan J. Ross	Vice President—Accounting	March 18, 2003

(d) Directors:

HARRY M. CORNELL, JR.* Harry M. Cornell, Jr.	Chairman Emeritus

RAYMOND F. BENTELE* Raymond F. Bentele	Director

RALPH W. CLARK* Ralph W. Clark	Director

ROBERT TED ENLOE, III* Robert Ted Enloe, III	Director

Signature	Title	Date

RICHARD T. FISHER* Richard T. Fisher	Director

KARL G. GLASSMAN* Karl G. Glassman	Director

MICHAEL A. GLAUBER* Michael A. Glauber	Director

DAVID S. HAFFNER* David S. Haffner	Director

THOMAS A. HAYS* Thomas A. Hays	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

ALICE L. WALTON* Alice L. Walton	Director

FELIX E. WRIGHT* Felix E. Wright	Chairman

*By: /S/ ERNEST C. JETT		March 18, 2003
Ernest C. Jett Attorney-in-Fact Under Power-of-Attorney dated February 12, 2003

LEGGETT & PLATT, INCORPORATED

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

Certification

I, Felix E. Wright, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Leggett & Platt, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/S/ FELIX E. WRIGHT

Felix E. Wright
Chairman and Chief Executive Officer
Leggett & Platt, Incorporated

Certification

I, Michael A. Glauber, Senior Vice President, Finance & Administration, certify that:

1.	I have reviewed this annual report on Form 10-K of Leggett & Platt, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	/S/ MICHAEL A. GLAUBER

Michael A. Glauber Senior Vice President, Finance & Administration Leggett & Platt, Incorporated

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation of the Company as of May 13, 1987, filed March 31, 1999 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference.
3.2

Amendment of Restated Articles of Incorporation of the Company dated May 12, 1993, filed March 31, 1999 as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference.

3.3

Amendment of Restated Articles of Incorporation of the Company dated May 12, 1999; filed March 29, 2000 as Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 1999, is incorporated by reference.

3.4

Amended and Restated By-Laws of the Company as of August 11, 1993, with all amendments through March 15, 1999, filed March 31, 1999 as Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference.

4.1	Article III of the Company’s Restated Articles of Incorporation, filed as Exhibit 3.1 hereto, is incorporated by reference.
4.2

Rights Agreement effective February 15, 1999 between the Company and UMB Bank, N.A., as successor Rights Agent, pertaining to preferred stock rights distributed by the Company, filed as Exhibit 4 to the Company’s Form 8-K filed December 1, 1998, is incorporated by reference.

4.3

Indenture, dated as of November 24, 1999 between the Company and The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.1 to Registration Statement No. 333-90443, on Form S-3, effective as of November 15, 1999, is incorporated by reference.

10.1(1)

Restated and Amended Employment Agreement between the Company and Harry M. Cornell, Jr. dated as of August 14, 1996, and Amendment No. 1 to Employment Agreement dated January 1, 1999, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated March 1, 2001 extending term of Employment Agreement, all of which was filed as of March 28, 2002 as Exhibit 10.1(1) to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference.

10.2(1)*	Letter Agreement between the Company and Harry M. Cornell, Jr., dated November 15, 2002.
10.3(1)

Restated and Amended Employment Agreement between the Company and Felix E. Wright dated March 1, 1999, filed March 31, 1999 as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference, and Amendment No. 1 to the Restated and Amended Employment Agreement of Felix E. Wright, dated October 1, 2002, filed November 13, 2002 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2002, is incorporated by reference.

10.4(1)

Employment Agreement between the Company and Robert A. Jefferies, Jr. dated November 7, 1990 and Amendment No. 1 to Employment Agreement dated January 1, 1993; filed March 29, 2000 as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 1999, is incorporated by reference.

10.5(1)

Severance Benefit Agreement between the Company and Harry M. Cornell, Jr. dated May 9, 1984, filed March 29, 2001 as Exhibit 10.4(1) to the Company’s Form 10-K for the year ended December 31, 2000 is incorporated by reference.

10.6(1)

Severance Benefit Agreement between the Company and Felix E. Wright dated May 9, 1984, filed March 29, 2001 as Exhibit 10.5(1) to the Company’s Form 10-K for the year ended December 31, 2000 is incorporated by reference.

Exhibit No.	Document Description
10.7(1)

Severance Benefit Agreement between the Company and Robert A. Jefferies, Jr. dated May 9, 1984, filed March 29, 2001 as Exhibit 10.6(1) to the Company’s Form 10-K for the year ended December 31, 2000 is incorporated by reference.

10.8(1)

The Company’s Amended and Restated 1989 Flexible Stock Plan filed March 30, 2001 as Appendix A to the Company’s definitive Proxy Statement used in connection with Company’s Annual Meeting of Shareholders held on May 9, 2001, which is incorporated by reference.

10.9(1)

Summary description of the Company’s Key Management Incentive Compensation Plan filed March 29, 2000 as Exhibit 10.8 to Company’s Form 10-K for the year ended December 31, 1999, is incorporated by reference.

10.10(1)

The Company’s 1999 Key Officer’s Incentive Plan filed March 31, 1999 as Appendix B to the Company’s definitive Proxy Statement used in connection with the Company’s Annual Meeting of Shareholders held on May 12, 1999, which is incorporated by reference.

10.11(1)

Description of long-term disability arrangements between the Company and certain executives, filed March 28, 2002, as Exhibit 10.10(1) of the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10.12(1)

Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and each of its directors and certain executive officers, filed March 28, 2002, as Exhibit 10.11(1) of the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10.13(1)*	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002.
10.14(1)

The Company’s Executive Stock Purchase Program adopted June 6, 1989 under the Company’s 1989 Flexible Stock Plan, and effective as of July 1, 1989, as amended; filed March 29, 2000 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999, is incorporated by reference.

10.15(1)	The Company’s Stock Award Program, filed March 30, 1998 as Exhibit 10.20(1) to the Company’s Form 10-K for the year ended December 31, 1997, is incorporated by reference.
10.16(1)

The Company’s Deferred Compensation Program, restated and amended as of November 14, 2001, filed March 28, 2002, as Exhibit 10.16(1) of the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10.17(1)	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference.
10.18(1)

The Company’s Executive Stock Unit Program, adopted under the Company’s 1989 Flexible Stock Plan, and effective as of January 1, 2002, filed March 28, 2002, as Exhibit 10.20(1) of the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10.19(1)

Employment Agreement between the Company and David S. Haffner, dated July 30, 2001, filed October 31, 2001 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference.

10.20(1)

Severance Benefit Agreement between the Company and David S. Haffner, dated July 30, 2001, filed October 31, 2001 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference.

12*	Computation of Ratio of Earnings to Fixed Charges.
21*	Schedule of Subsidiaries of Company.

Exhibit No.	Document Description
23*	Consent of Independent Accountants.
24*	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.
99.1*	Power of Attorney executed by Judy C. Odom, dated November 13, 2002.
99.2*	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2003.
99.3*	Certification of Michael A. Glauber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2003.

(1)	Denotes management contract or compensatory plan or arrangement.

*Denotes filed or furnished herewith.