Form 10-Q
period 2003-03-31
LEGGETT & PLATT INC
filed 2003-05-14
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number: 1-7845

LEGGETT & PLATT, INCORPORATED

(Exact name of registrant as specified in its charter)

Missouri	44-0324630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Leggett Road Carthage, Missouri	64836
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (417) 358-8131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☒        No  ☐

Common stock outstanding as of May 6, 2003:  192,882,624

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
(Amounts in millions)
CURRENT ASSETS
Cash and cash equivalents	$363.6	$225.0
Accounts and notes receivable	657.4	588.4
Allowance for doubtful accounts	(17.2)	(19.4)
Inventories	667.8	625.7
Other current assets	69.3	68.3

Total current assets	1,740.9	1,488.0
PROPERTY, PLANT & EQUIPMENT, NET	959.8	960.7
OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $113.1 in 2003 and $112.2 in 2002	910.1	898.0
Other intangibles, less accumulated amortization of $45.8 in 2003 and $46.1 in 2002	36.2	36.8
Sundry	68.9	117.6

Total other assets	1,015.2	1,052.4

TOTAL ASSETS	$3,715.9	$3,501.1

CURRENT LIABILITIES
Accounts and notes payable	$218.0	$181.9
Accrued expenses	220.6	201.6
Other current liabilities	161.2	214.5

Total current liabilities	599.8	598.0
LONG-TERM DEBT	997.3	808.6
OTHER LIABILITIES	37.2	38.2
DEFERRED INCOME TAXES	80.7	79.4
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	427.2	422.9
Retained earnings	1,711.5	1,687.3
Accumulated other comprehensive income	(21.2)	(39.0)
Treasury stock	(118.6)	(96.3)

Total shareholders’ equity	2,000.9	1,976.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,715.9	$3,501.1

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
(Amounts in millions, except per share data)
Net sales	$1,037.6	$1,022.7
Cost of goods sold	856.3	823.6

Gross profit	181.3	199.1
Selling and administrative expenses	97.2	97.6
Other deductions (income), net	(1.0)	4.1

Earnings before interest and income taxes	85.1	97.4
Interest expense	9.9	11.3
Interest income	1.4	1.3

Earnings before income taxes	76.6	87.4
Income taxes	27.2	31.2

NET EARNINGS	$49.4	$56.2

Earnings Per Share
Basic	$.25	$.28
Diluted	$.25	$.28
Cash Dividends Declared
Per Share	$.13	$.12
Average Shares Outstanding
Basic	197.6	199.5
Diluted	197.8	200.7

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
(Amounts in millions)
OPERATING ACTIVITIES
Net Earnings	$49.4	$56.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	38.2	35.7
Amortization	2.1	2.6
Other	(1.0)	(2.3)
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable, net	(71.1)	(73.9)
(Increase) decrease in inventories	(43.2)	12.2
(Increase) in other current assets	(1.2)	(5.2)
Increase in current liabilities	62.9	82.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	36.1	107.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(33.0)	(24.7)
Purchases of companies, net of cash acquired	(3.9)	(9.6)
Proceeds from sale of swap agreement	39.9	—
Proceeds from sale of businesses and other	6.9	6.5

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	9.9	(27.8)
FINANCING ACTIVITIES
Additions to debt	204.3	5.2
Payments on debt	(55.8)	(9.5)
Dividends paid	(25.3)	(23.6)
Issuances of common stock	.4	3.8
Purchases of common stock	(31.0)	(16.8)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	92.6	(40.9)

INCREASE IN CASH AND CASH EQUIVALENTS	138.6	38.9
CASH AND CASH EQUIVALENTS—January 1,	225.0	187.2

CASH AND CASH EQUIVALENTS—March 31,	$363.6	$226.1

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

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2002.

2. INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

	March 31, 2003	December 31, 2002
At First-In, First-Out (FIFO) cost
Finished goods	$344.6	$326.8
Work in process	81.9	71.1
Raw materials and supplies	250.6	237.1

	677.1	635.0
Excess of FIFO cost over LIFO cost	(9.3)	(9.3)

	$667.8	$625.7

3. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

	March 31, 2003	December 31, 2002
Property, plant and equipment, at cost	$1,985.7	$1,952.2
Less accumulated depreciation	1,025.9	991.5

	$959.8	$960.7

4. COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders’ Equity. For the three months ending March 31, 2003 and 2002, comprehensive income was $67.2 and $54.6, respectively.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

5. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2003	2002
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	197.6	199.5

Net earnings	$49.4	$56.2

Earnings per share—basic	$.25	$.28

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	197.6	199.5
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.2	1.2

	197.8	200.7

Net earnings	$49.4	$56.2

Earnings per share—diluted	$.25	$.28

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

7. SEGMENT INFORMATION

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

7. SEGMENT INFORMATION (continued)

institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and, prior to 2003, smelting of aluminum ingot. The Company sold its remaining smelting operation in 2002. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products is a combination of non-reportable segments which derive their revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

A summary of segment results for the quarters ended March 31, 2003 and 2002 are shown in the following tables. Segment figures for 2002 are restated for an organizational move of two small operations from Specialized Products to Residential Furnishings.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2003
Residential Furnishings	$530.6	$2.8	$533.4	$49.9
Commercial Fixturing & Components	201.8	2.3	204.1	5.9
Aluminum Products	125.6	3.1	128.7	13.5
Industrial Materials	91.1	55.7	146.8	8.0
Specialized Products	88.5	15.9	104.4	10.9
Intersegment eliminations	—	—	—	(3.1)
Change in LIFO reserve	—	—	—	—

	$1,037.6	$79.8	$1,117.4	$85.1

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2002
Residential Furnishings	$533.5	$3.7	$537.2	$62.1
Commercial Fixturing & Components	200.6	1.4	202.0	8.6
Aluminum Products	127.2	3.5	130.7	6.2
Industrial Materials	86.0	58.8	144.8	15.4
Specialized Products	75.4	10.4	85.8	8.8
Intersegment eliminations	—	—	—	(2.0)
Change in LIFO reserve	—	—	—	(1.7)

	$1,022.7	$77.8	$1,100.5	$97.4

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

7. SEGMENT INFORMATION (continued)

Asset information for the Company’s segments at March 31, 2003 and December 31, 2002 is shown in the following table:

	March 31, 2003	December 31, 2002
Assets
Residential Furnishings	$ 1,260.4	$ 1,257.6
Commercial Fixturing & Components	851.9	882.4
Aluminum Products	386.4	409.8
Industrial Materials	270.1	269.9
Specialized Products	364.2	361.8
Unallocated assets	526.2	425.4
Adjustment to period-end vs. average assets	56.7	(105.8)

	$ 3,715.9	$ 3,501.1

8. STOCK OPTIONS

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2002
Net earnings, as reported	$ 49.4	$ 56.2
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	1.6	1.5
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(2.1)	(3.1)

Pro forma net earnings	$ 48.9	$ 54.6

Earnings per share—as reported
Basic	$ .25	$ .28

Diluted	$ .25	$ .28

Pro forma earnings per share
Basic	$ .25	$ .27

Diluted	$ .25	$ .27

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our policy is to expand capital resources—debt and equity – at appropriate times to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. We consider financial flexibility more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

Short-term Liquidity

The Company relies on cash flow from operations as its primary source of capital. Cash provided by operating activities was $36.1 million in the first three months of 2003, compared to $107.6 million in the first three months of 2002. Cash provided by operations for 2003 decreased from the Company’s earnings press release of April 16, 2003 by $13.2 million as a result of certain additional reclassifications between cash and other current liabilities, which reclassifications more accurately reflect outstanding checks in excess of book cash balances. The decrease in cash provided by operating activities compared to the prior year principally reflects increased working capital, particularly inventory.

Working capital, excluding cash and current maturities of long-term debt, as a percentage of annualized sales increased to 20.6% this quarter following a year at levels below the Company’s 19% target. Inventories increased, in part, due to faster than expected start up of the Sterling rod mill. When orders were placed at the end of 2002 to meet rod requirements for the first quarter 2003, it was not expected that Sterling would begin shipping product during the quarter. Therefore, additional inventory was purchased at favorable prices to meet production needs. Slower than expected March sales also caused inventories to rise, primarily in the Residential Furnishings segment.

This increase in inventory and working capital levels is believed to be temporary. Production levels were reduced in the Residential Furnishings segment to respond to the demand decreases. The Company expects the inventory build associated with the start-up of the rod mill to decrease as that facility comes fully on line. Working capital levels will vary from quarter-to-quarter, but the Company remains committed to achieving its 19% target on average over time.

The following table shows the Company’s calculation of working capital excluding cash and current maturities of long-term debt as a percentage of annualized sales at March 31, 2003 and 2002. Because the Company has a significant amount of cash beyond its current needs, and that cash is readily available to repay debt, working capital has been adjusted by these amounts to more appropriately reflect its working capital position.

	March 31, 2003	March 31, 2002
(Amounts in millions)
Working Capital:
Current assets	$1,740.9	$1,524.7
Current liabilities	599.8	525.2

Working Capital	1,141.1	999.5
Eliminate cash	(363.6)	(226.1)
Eliminate current debt	78.0	5.8

Working Capital, after adjustments	$855.5	$779.2

Quarterly sales	$1,037.6	$1,022.7

Working capital as a percent of annualized sales
Before adjustments	27.5%	24.4%
After adjustments	20.6%	19.0%

Total Capitalization

The following table shows the Company’s total capitalization at March 31, 2003 and December 31, 2002. Also, the table shows the amount of unused committed credit available through the Company’s revolving bank credit agreements, the amount of cash and cash equivalents and the ratio of earnings to fixed charges.

	March 31, 2003		December 31, 2002
(Dollar amounts in millions)
Long-term debt outstanding:
Scheduled maturities	$997.3		$808.6
Average interest rates	4.4%		4.3%
Average maturities in years	4.8		3.4
Revolving credit/commercial paper	—		—

Total long-term debt	997.3		808.6
Deferred income taxes and other Liabilities	117.9		117.6
Shareholders’ equity	2,000.9		1,976.9

Total capitalization	$3,116.1		$2,903.1

Unused committed credit:
Long-term	$233.0		$233.0
Short-term	106.5		106.5

Total unused committed credit	$339.5		$339.5

Current maturities of long-term debt	$78.0		$127.7

Cash and cash equivalents	$363.6		$225.0

Ratio of earnings to fixed charges	6.7	x	7.6	x

Long-term debt outstanding increased to $997.3 million, and was 32.0% of total capitalization at March 31, 2003, up from 27.9% at the end of 2002. Long-term debt as a percent of total capitalization, net of cash and current maturities, was 25.1% at March 31, 2003, and 25.4% at the end of 2002. Long-term debt increased $188.7 million from year-end 2002 primarily due to the issuance of $200 million in 10-year medium-term notes at 4.7%, as the Company was taking advantage of low current interest rates. It is likely that the Company will issue additional debt in the next few months, although any such issuance would be subject to market conditions, terms acceptable to the Company and other factors. During the first quarter, 2003, the Company also liquidated an interest rate swap and received $39.9 million in cash proceeds. The proceeds from the notes and liquidation of the swap will be used for general corporate purposes, which may include the repayment or refinancing of existing debt (of which, approximately $550 million comes due over the next 24 months), stock repurchases, and the financing of future acquisitions.

As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company’s debt capital. At March 31, 2003, these obligations consisted primarily of the Company’s medium-term notes and tax-exempt industrial development bonds. The Company’s senior debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+.

The secondary source of the Company’s debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company’s projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. To further facilitate the issuance of debt capital, the Company has in effect a $500 million shelf registration of debt, of which $300 million remains available for issuance. The Company has sufficient unused committed credit to ensure that future capital resources are sufficient for its ongoing operations and growth opportunities.

The following table shows the Company’s calculation of long-term debt as a percent of total capitalization, net of cash and current maturities at March 31, 2003 and December 31, 2002. The Company has traditionally refinanced current debt, and has sufficient credit facilities in place to do so. Due to the Company’s current cash position, its intention is to repay the existing current debt at maturity; the debt is therefore classified on the balance sheet as current. The Company believes that adjusting debt and total capital by these amounts more appropriately reflects its financial leverage.

	March 31, 2003	December 31, 2002
(Amounts in millions)
Debt to total capital:
Long-term debt	$997.3	$808.6
Current debt maturities	78.0	127.7
Excess cash	(363.6)	(225.0)

Net debt, after adjustments	$711.7	$711.3

Long-term debt	$997.3	$808.6
Deferred taxes and other liabilities	117.9	117.6
Shareholders equity	2,000.9	1,976.9

Total Capital	$3,116.1	$2,903.1
Current debt maturities	78.0	127.7
Excess cash	(363.6)	(225.0)

Total capital, after adjustments	$2,830.5	$2,805.8

Debt to total capital
Before adjustments	32.0%	27.9%
After adjustments	25.1%	25.4%

Uses of Capital Resources

The Company’s internal investments to modernize and expand manufacturing capacity were $33.0 million in the first three months of 2003. In 2003, management anticipates internal investments will range from approximately $125 to $140 million.

Cash dividends on the Company’s common stock were $25.3 million during the first three months of 2003. Company purchases of its common stock (net of issuances) totaled $30.6 million in the first quarter of 2003. These purchases were made primarily for employee stock plans.

The Board of Directors annually authorizes management, at its discretion, to buy up to two million shares of Leggett stock for use in employee benefit plans or for other purposes. This authorization is continuously replenished as shares acquired are reissued for benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

At the end of the third quarter 2000, the Board of Directors authorized management to repurchase up to an additional 10 million shares of Leggett stock. In August 2002, the Board of Directors continued this authorization for an additional period expiring in September 2003. As of March 31, 2003 the Company had acquired approximately 1.6 million shares under such authorization. No specific schedule of purchases has been established under this authorization. The amount and timing of purchases will depend on availability of cash, economic and market conditions, acquisition activity and other factors.

Results of Operations

Discussion of Consolidated Results

The Company’s first quarter earnings were $.25 per diluted share, down 10.7% from last year’s first quarter earnings of $.28 per diluted share. Higher energy costs impacted earnings by approximately 3 cents per share. Sales were $1.04 billion. Both total sales and same location sales increased 1.5% over the first quarter 2002 sales of $1.02 billion, as $15 million in sales from acquisitions were offset by revenue decreases arising from recent divestitures.

Although sales were up slightly for the quarter, the Company experienced weak demand in many of its markets. In the Residential Furnishings segment, consumer demand for bedding was down significantly from 2002 levels. In the Commercial Fixturing & Components segment, demand for both retail store fixtures and commercial office furniture components remains weak. In contrast, there were improvements again this quarter in the Aluminum and Automotive businesses, as the Company continues to gain market share.

Several factors, both positive and negative, impacted earnings this quarter. Earnings benefited from cost-structure improvements, a gain from the sale of a production facility, the non-recurrence of last year’s inventory and equipment obsolescence charges, and lower bad debt expense. Higher energy costs significantly reduced earnings this quarter, but are expected to become less of a factor during the summer months. Higher raw material prices, most notably for steel and chemicals, also lowered earnings. Many of the Company’s operations were consuming higher-cost year-end inventories in production this quarter, which continued to negatively affect margins. Prices for flat-rolled steel have been declining, so some of the effects on margin should improve during the 2nd quarter. Lower production levels which reduced overhead absorption, and an unfavorable sales mix also decreased first quarter earnings and gross margin. Finally, the anticipated costs related to the start up of the new Sterling rod mill lowered earnings for the quarter.

Discussion of Segment Results

A description of the products included in each segment, segment sales, segment earnings before interest and income taxes (EBIT) and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.

Residential Furnishings sales decreased .7%, with same location sales down 1.4%, partially offset by acquisitions. Market demand for bedding components declined during the quarter; however, demand for upholstered furniture components was steady compared to last year’s strong first quarter levels. The Company also experienced increases in its carpet cushion businesses during the quarter, reflecting market share gains. EBIT decreased $12.2 million, or 19.6%, due to lower sales, changes in sales mix, lower overhead absorption from reduced production, higher raw material costs (steel and chemicals), higher energy costs, and the absence of last year’s partial reversal of Canadian lumber duty accruals.

In Commercial Fixturing & Components, total sales increased 1.0%, or .3% before acquisitions. Steep declines in market demand have moderated, as evidenced by the Company’s first same location growth quarter in over two years. Nevertheless, demand remains at very depressed levels as retailers, telecom customers, and brand product manufacturers continue to postpone spending for fixtures and displays. Market demand for office and contract furniture components remains soft, consistent with industry trends. EBIT decreased $2.7 million, or 31.4%, due in part to increased energy costs, higher steel prices, changes in sales mix, and lower production levels at certain facilities.

Aluminum Products sales decreased 1.5% for the quarter. Same location sales increased 8.0%, but were more than offset by three recent divestitures. Recent sales growth is attributable to market share gains, as overall market demand has remained relatively flat, and in some cases has declined. The Company divested three operations during 2002; these firms collectively had revenues of about $40 million annually, but did not contribute significantly to EBIT. EBIT more than doubled, increasing $7.3 million for the quarter, due to higher same location sales, improved production efficiency, cost management efforts, and the absence of last year’s inventory and equipment obsolescence charges of $3.3 million.

Total Industrial Materials sales increased 1.4%, as acquisitions and divestiture activity more than offset a 2.7% decline in same location sales. Unit volumes decreased in both wire and tubing. The decline in wire sales reflects the weakness seen in the bedding industry. EBIT declined $7.4 million, or 48.1%, due in large part to start up costs of $5.1 million at the Sterling Steel rod mill. Higher steel prices, higher energy costs, and lower production and sales also reduced EBIT. The reductions were partially offset by a $2.6 million gain realized during the quarter from the sale of a tubing fabrication business.

Specialized Product sales increased $18.6 million, or 21.7% during the quarter. Same location sales increased 20.8% in response to higher demand for both machinery and automotive components. Automotive seating components growth has continued to outpace industry growth due to new programs, increased product placements, and higher dollar value content per auto. EBIT increased $2.1 million, or 23.9%, with sales-related earnings increases partially offset by several small items, including sales mix and start up costs associated with production of wide-format digital printing equipment.

Derivative Instruments and Hedging Activities

Interest rate

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. During 2000, $350 million of 7.65% fixed rate debt maturing in February 2005 was issued and converted to variable rate debt by use of an interest rate swap agreement. This swap agreement, which contains the same payment date as the original issue, is used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under this interest rate swap agreement for $39.9 million. This market adjustment to long-term debt will be amortized over the remaining period of the related debt.

Substantially all of the Company’s debt is denominated in United States dollars (U.S.$). The fair value for fixed rate debt not subject to the interest rate swaps was greater than its carrying value by $20.3 million as of March 31, 2003, and $32.1 million at December 31, 2002. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2003 and December 31, 2002 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

Commodity Price

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $38 million and $36 million (at cost) in inventory at March 31, 2003 and December 31, 2002, respectively. The Company has purchasing arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Exchange Rate

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies, although such transactions have not been material in the past. The Company may occasionally hedge firm commitments, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at March 31, 2003 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries subject to translation exposures was $540.9 million at March 31, 2003, compared to $527.4 million at December 31, 2002. The increase in translation exposure was due primarily to a general strengthening of Canadian and European currencies against the U.S. dollar.

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

It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: the Company’s ability to improve operations and realize cost savings, future growth of acquired companies, the Company’s ability to bring startup operations on line as budgeted in terms of expense and timing, litigation risks, competitive and general economic and market conditions and risks, such as the rate of economic growth in the United States, inflation, government regulation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products, etc.; and factors which could impact costs, including but not limited to the availability and pricing of raw materials, the availability of labor and wage rates, and fuel and energy costs. Furthermore, the Company has made and expects to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending on market conditions, pricing and other factors, there can be no assurance that the Company can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

The section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a disclosure on page 11 of the security ratings of the Company’s senior debt, which will be incorporated by reference into the Company’s registration statements filed under the Securities Act of 1933. These security ratings are not a recommendation to buy, sell or hold securities and such ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Instruments and Hedging Activities” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within 90 days prior to the filing of this quarterly report, the Company’s principal executive officer and principal financial officer carried out an evaluation, with the participation of the Company’s other management, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

As anticipated, Michael A. Glauber, retired as the Company’s Senior Vice President, Finance and Administration, and Matthew C. Flanigan was named Vice President—Chief Financial Officer, effective May 1, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.1—Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

Exhibit 99.2—Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

Exhibit 99.3—Power of Attorney of Matthew C. Flanigan dated May 1, 2003.

(B)	On March 20, 2003, Leggett & Platt, Incorporated filed a report on Form 8-K, under Item 5. Other Events, stating that it had completed the pricing of a public debt offering of approximately $200 million principal amount of 4.7% notes due April 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 14, 2003	By:	/s/ FELIX E. WRIGHT
Felix E. Wright Chairman of the Board and Chief Executive Officer

DATE: May 14, 2003	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Vice President—Chief Financial Officer

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Felix E. Wright
Felix E. Wright Chairman and Chief Executive Officer Leggett & Platt, Incorporated

CERTIFICATION

I, Matthew C. Flanigan, Vice President—Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Leggett & Platt, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Matthew C. Flanigan
Matthew C. Flanigan Vice President—Chief Financial Officer Leggett & Platt, Incorporated

EXHIBIT INDEX

Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

99.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

99.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

99.3	Power of Attorney of Matthew C. Flanigan dated May 1, 2003.