Form 10-Q
period 2003-06-30
LEGGETT & PLATT INC
filed 2003-08-06
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common stock outstanding as of July 28, 2003: 192,401,320

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(Amounts in millions)
CURRENT ASSETS
Cash and cash equivalents	$476.7	$225.0
Accounts and notes receivable	664.4	588.4
Allowance for doubtful accounts	(16.3)	(19.4)
Inventories	671.8	625.7
Other current assets	73.9	68.3

Total current assets	1,870.5	1,488.0

PROPERTY, PLANT & EQUIPMENT, NET	970.2	960.7

OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $114.4 in 2003 and $112.2 in 2002	935.8	898.0
Other intangibles, less accumulated amortization of $47.8 in 2003 and $46.1 in 2002	39.6	36.8
Sundry	68.1	117.6

Total other assets	1,043.5	1,052.4

TOTAL ASSETS	$3,884.2	$3,501.1

CURRENT LIABILITIES
Accounts and notes payable	$204.6	$181.9
Accrued expenses	227.4	201.6
Other current liabilities	154.2	214.5

Total current liabilities	586.2	598.0
LONG-TERM DEBT	1,118.7	808.6
OTHER LIABILITIES	43.0	38.2
DEFERRED INCOME TAXES	88.5	79.4
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	428.7	422.9
Retained earnings	1,732.8	1,687.3
Accumulated other comprehensive income (loss)	21.2	(39.0)
Treasury stock	(136.9)	(96.3)

Total shareholders’ equity	2,047.8	1,976.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,884.2	$3,501.1

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts in millions, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net sales	$2,090.3	$2,138.0	$1,052.7	$1,115.3
Cost of goods sold	1,725.2	1,709.8	868.9	886.2

Gross profit	365.1	428.2	183.8	229.1
Selling and administrative expenses	196.8	201.0	99.6	103.4
Other deductions (income), net	.8	11.5	1.8	7.4

Earnings before interest and income taxes	167.5	215.7	82.4	118.3
Interest expense	21.4	21.5	11.5	10.2
Interest income	2.9	2.6	1.5	1.3

Earnings before income taxes	149.0	196.8	72.4	109.4
Income taxes	52.9	70.3	25.7	39.1

NET EARNINGS	$96.1	$126.5	$46.7	$70.3

Earnings Per Share
Basic	$.49	$.63	$.24	$.35
Diluted	$.49	$.63	$.24	$.35
Cash Dividends Declared Per Share	$.26	$.24	$.13	$.12
Average Shares Outstanding
Basic	197.1	199.4	196.6	199.3
Diluted	197.4	200.6	197.0	200.5

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Amounts in millions)
OPERATING ACTIVITIES
Net Earnings	$96.1	$126.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	78.0	71.6
Amortization	4.3	5.4
Other	16.1	8.1
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable, net	(77.7)	(112.2)
(Increase) in inventories	(45.7)	(15.0)
(Increase) in other current assets	(6.5)	(8.5)
Increase in current liabilities	58.9	115.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	123.5	191.7

INVESTING ACTIVITIES
Additions to property, plant and equipment	(66.7)	(54.4)
Purchases of companies, net of cash acquired	(14.2)	(19.3)
Proceeds from sale of swap agreement	39.9	—
Proceeds from sale of businesses and other	11.2	7.7

NET CASH (USED FOR) INVESTING ACTIVITIES	(29.8)	(66.0)

FINANCING ACTIVITIES
Additions to debt	355.0	12.4
Payments on debt	(89.4)	(94.3)
Dividends paid	(50.6)	(47.3)
Issuances of common stock	1.4	10.9
Purchases of common stock	(58.4)	(46.1)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	158.0	(164.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	251.7	(38.7)
CASH AND CASH EQUIVALENTS—January 1,	225.0	187.2

CASH AND CASH EQUIVALENTS—June 30,	$476.7	$148.5

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

2. INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

	June 30, 2003	December 31, 2002
At First-In, First-Out (FIFO) cost
Finished goods	$348.4	$326.8
Work in process	79.5	71.1
Raw materials and supplies	254.6	237.1

	682.5	635.0
Excess of FIFO cost over LIFO cost	(10.7)	(9.3)

	$671.8	$625.7

3. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

	June 30, 2003	December 31, 2002
Property, plant and equipment, at cost	$2,034.9	$1,952.2
Less accumulated depreciation	1,064.7	991.5

	$970.2	$960.7

4. COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, the Company has elected to report comprehensive income in its Statement of Changes in Shareholders’ Equity. For the six months ending June 30, 2003 and 2002, comprehensive income was $156.3 and $141.1, respectively.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

5. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	197.1	199.4	196.6	199.3

Net earnings	$96.1	$126.5	$46.7	$70.3

Earnings per share—basic	$.49	$.63	$.24	$.35

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	197.1	199.4	196.6	199.3
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.3	1.2	.4	1.2

	197.4	200.6	197.0	200.5

Net earnings	$96.1	$126.5	$46.7	$70.3

Earnings per share—diluted	$.49	$.63	$.24	$.35

6. STOCK OPTIONS

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

6. STOCK OPTIONS (continued)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net Earnings, as reported	$96.1	$126.5	$46.7	$70.3
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	3.2	2.9	1.6	1.4
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(4.1)	(5.8)	(2.0)	(2.7)

Net earnings	$95.2	$123.6	$46.3	$69.0

Earnings per share - as reported
Basic	$.49	$.63	$.24	$.35

Diluted	$.49	$.63	$.24	$.35

Pro forma earnings per share
Basic	$.48	$.62	$.24	$.35

Diluted	$.48	$.62	$.24	$.34

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

A summary of segment results for the six months ended June 30, 2003 and 2002 and the quarters ended June 30, 2003 and 2002 are shown in the following tables.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

7. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2003
Residential Furnishings	$1,061.4	$5.7	$1,067.1	$97.3
Commercial Fixturing & Components	420.4	4.6	425.0	12.3
Aluminum Products	242.4	6.4	248.8	22.9
Industrial Materials	174.6	105.1	279.7	15.1
Specialized Products	191.5	30.2	221.7	25.2
Intersegment eliminations	—	—	—	(3.9)
Change in LIFO reserve	—	—	—	(1.4)

	$2,090.3	$152.0	$2,242.3	$167.5

Six Months ended June 30, 2002
Residential Furnishings	$1,085.2	$7.3	$1,092.5	$124.1
Commercial Fixturing & Components	433.7	2.7	436.4	22.9
Aluminum Products	264.7	7.6	272.3	20.8
Industrial Materials	183.3	116.3	299.6	30.8
Specialized Products	171.1	23.3	194.4	23.5
Intersegment eliminations	—	—	—	(.6)
Change in LIFO reserve	—	—	—	(5.8)

	$2,138.0	$157.2	$2,295.2	$215.7

Quarter ended June 30, 2003
Residential Furnishings	$530.8	$2.9	$533.7	$47.4
Commercial Fixturing & Components	218.6	2.3	220.9	6.4
Aluminum Products	116.8	3.3	120.1	9.4
Industrial Materials	83.5	49.4	132.9	7.1
Specialized Products	103.0	14.3	117.3	14.3
Intersegment eliminations	—	—	—	(.8)
Change in LIFO reserve	—	—	—	(1.4)

	$1,052.7	$72.2	$1,124.9	$82.4

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

7. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended June 30, 2002
Residential Furnishings	$551.7	$3.6	$555.3	$62.0
Commercial Fixturing & Components	233.1	1.3	234.4	14.3
Aluminum Products	137.5	4.1	141.6	14.6
Industrial Materials	97.3	57.5	154.8	15.4
Specialized Products	95.7	12.9	108.6	14.7
Intersegment eliminations	—	—	—	1.4
Change in LIFO reserve	—	—	—	(4.1)

	$1,115.3	$79.4	$1,194.7	$118.3

Asset information for the Company’s segments at June 30, 2003 and December 31, 2002 is shown in the following table:

	June 30, 2003	December 31, 2002
Assets
Residential Furnishings	$1,289.3	$1,257.6
Commercial Fixturing & Components	868.8	882.4
Aluminum Products	384.6	409.8
Industrial Materials	272.2	269.9
Specialized Products	385.0	361.8
Unallocated assets	654.3	425.4
Adjustment to period-end vs. average assets	30.0	(105.8)

	$3,884.2	$3,501.1

8. LONG-TERM DEBT

Long-term debt increased $310.1 million from year-end 2002 primarily due to the issuance of $150 million in 15-year notes at a 4.4% coupon rate in June 2003, and the issuance of $200 million in 10-year notes at a 4.7% coupon rate in March 2003. The Company was taking advantage of current low interest rates and extended maturities. During the first quarter, 2003, the Company also liquidated an interest rate swap agreement and received $39.9 million in cash proceeds. The proceeds from the notes and liquidation of the swap agreement will be used for repayment or refinancing of existing debt (of which, approximately $543 million comes due over the next 24 months), stock repurchases, the financing of future acquisitions, and/or other corporate purposes.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

9. CONTINGENCIES

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

10. SUBSEQUENT EVENTS

During the first part of July 2003, the Company announced the fourth largest acquisition in its history, with the purchase from bankruptcy of the assets of RHC Spacemaster, one of the top manufacturers of retail store fixtures, for an initial purchase price of $46 million. The Company purchased the receivables, inventory and fixed assets and assumed no liabilities in the transaction. Anticipated incremental revenues are expected to be $100 to $120 million per year, with earnings of roughly break-even during the first twelve months.

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

Short-term Liquidity

The Company relies on cash flow from operations as its primary source of capital. Cash provided by operating activities was $123.5 million in the first six months of 2003, compared to $191.7 million in the first six months of 2002. The decrease in cash provided by operating activities compared to the prior year principally reflects lower earnings and increased working capital, particularly inventory.

Working capital, excluding cash and current maturities of long-term debt, as a percentage of annualized sales increased to 20.9% this quarter compared to the same period of 2002. Inventories increased, in part, due to faster than expected start up of the Sterling rod mill, but also from lower demand that prevented the Company’s wire mills from consuming some of the steel rod that had been purchased in the first quarter. Another significant impact on the working capital level was the weakening U.S. dollar.

This increase in inventory is expected to be temporary, as the build associated with the start up of the rod mill will decrease as that facility comes fully on-line and the Company reduces its purchases from outside sources. Working capital levels will vary from quarter-to-quarter, but the Company remains committed to achieving its 19% target on average over time.

The following table shows the Company’s calculation of working capital excluding cash and current maturities of long-term debt as a percentage of annualized sales at June 30, 2003 and 2002. Because the Company has a significant amount of cash beyond its current needs, and that cash is readily available to repay debt, working capital has been adjusted by these amounts to more appropriately reflect its working capital position.

	June 30, 2003	June 30, 2002
	(Amounts in millions)
Working Capital:
Current assets	$1,870.5	$1,524.1
Current liabilities	586.2	633.2

Working Capital	1,284.3	890.9
Eliminate cash	(476.7)	(148.5)
Eliminate current debt maturities	72.4	89.2

Working Capital, after adjustments	$880.0	$831.6

Quarterly sales	$1,052.7	$1,115.3

Working capital as a percent of annualized sales
Before adjustments	30.5%	20.0%
After adjustments	20.9%	18.6%

Total Capitalization

The following table shows the Company’s total capitalization at June 30, 2003 and December 31, 2002. Also, the table shows the amount of unused committed credit available through the Company’s revolving bank credit agreements, the amount of cash and cash equivalents and the ratio of earnings to fixed charges.

	June 30, 2003		December 31, 2002
	(Dollar amounts in millions)
Long-term debt outstanding:
Scheduled maturities	$1,118.7		$808.6
Average interest rates	4.3%		4.3%
Average maturities in years	6.1		3.4
Revolving credit/commercial paper	—		—

Total long-term debt	1,118.7		808.6
Deferred income taxes and other liabilities	131.5		117.6

Shareholders’ equity	2,047.8		1,976.9

Total capitalization	$3,298.0		$2,903.1

Unused committed credit:
Long-term	$233.0		$233.0
Short-term	106.5		106.5

Total unused committed credit	$339.5		$339.5

Current maturities of long-term debt	$72.4		$127.7

Cash and cash equivalents	$476.7		$225.0

Ratio of earnings to fixed charges	6.2	x	7.6	x

Long-term debt outstanding increased to $1,118.7 million, and was 33.9% of total capitalization at June 30, 2003, up from 27.9% at the end of 2002. Long-term debt as a percent of total capitalization, net of cash and current maturities, was 24.7% at June 30, 2003, and 25.4% at the end of 2002. Long-term debt increased $310.1 million from year-end 2002 primarily due to the issuance of $150 million in 15-year notes at a 4.4% coupon rate in June 2003, and the issuance of $200 million in 10-year notes at a 4.7% coupon rate during the first quarter. The Company was taking advantage of current low interest rates and extended maturities. During the first quarter, 2003, the Company also liquidated an interest rate swap agreement and received $39.9 million in cash proceeds. The proceeds from the notes and liquidation of the swap agreement will be used for repayment or refinancing of existing debt (of which, approximately $543 million comes due over the next 24 months), stock repurchases, the financing of future acquisitions, and/or other corporate purposes.

As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company’s debt capital. At June 30, 2003, these obligations consisted primarily of the Company’s medium-term notes and tax-exempt industrial development bonds. The Company’s senior debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+.

The secondary source of the Company’s debt capital consists of revolving bank credit agreements and commercial paper issuances. Management has negotiated bank credit agreements and established a commercial paper program to continuously support the Company’s projected growth and to maintain highly flexible sources of debt capital. The majority of the credit under these arrangements is a long-term obligation. If needed, however, the credit is available for short-term borrowings and repayments. To further facilitate the issuance of debt capital, the Company has in effect a $500 million shelf registration of debt, of which $150 million remains available for issuance. The Company believes that it has sufficient unused committed credit to ensure that future capital resources are sufficient for its ongoing operations and growth opportunities.

The following table shows the Company’s calculation of long-term debt as a percent of total capitalization, net of cash and current maturities at June 30, 2003 and December 31, 2002. The Company has traditionally refinanced current debt, and has sufficient credit facilities in place to do so. However, due to the Company’s current cash position, its intention is to repay the existing current debt at maturity; the debt is therefore classified on the balance sheet as current. The Company believes that adjusting debt and total capital by these amounts more appropriately reflects its financial leverage.

	June 30, 2003	December 31, 2002
	(Amounts in millions)
Debt to total capital:
Long-term debt	$1,118.7	$808.6
Current debt maturities	72.4	127.7
Cash and cash equivalents	(476.7)	(225.0)

Net debt, after adjustments	$714.4	$711.3

Total Capital	$3,298.0	$2,903.1
Current debt maturities	72.4	127.7
Cash and cash equivalents	(476.7)	(225.0)

Total capital, after adjustments	$2,893.7	$2,805.8

Debt to total capital
Before adjustments	33.9%	27.9%
After adjustments	24.7%	25.4%

Uses of Capital Resources

The Company’s internal investments to modernize and expand manufacturing capacity were $66.7 million in the first six months of 2003. In 2003, management anticipates internal investments will range from approximately $125 to $130 million.

During the second quarter, the Company acquired 3 companies; all located in China, which are expected to add roughly $18 million to annual revenues. The first is a manufacturer of innersprings and bedding machinery; the second is a producer of small electric motors primarily used in power lumbar systems; and the third is a producer of upholstered furniture components. This third acquisition expands the Company’s position established earlier this year with the start up of its first furniture mechanism plant in China.

During the first part of July 2003, the Company announced the fourth largest acquisition in its history, with the purchase from bankruptcy of the assets of RHC Spacemaster, one of the top manufacturers of retail store fixtures, for an initial purchase price of $46 million. The Company purchased the receivables, inventory and fixed assets and assumed no liabilities in the transaction. Anticipated incremental revenues are expected to be $100 to $120 million per year, with earnings of roughly break-even during the first twelve months.

Cash dividends on the Company’s common stock were $50.6 million during the first six months of 2003. Company purchases of its common stock (net of issuances) totaled $57.0 million in the first six months of 2003. These purchases were made primarily for employee stock plans, and under the authorizations discussed below.

The Board of Directors annually authorizes management, at its discretion, to buy up to two million shares of Leggett stock for use in employee benefit plans or for other purposes. This authorization is continuously replenished as shares acquired are reissued for benefit plans. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

At the end of the third quarter 2000, the Board of Directors authorized management to repurchase up to an additional 10 million shares of Leggett stock. The Board of Directors has continued this authorization for an additional period expiring in September 2004. As of June 30, 2003 the Company had acquired approximately 2.4 million shares under such authorization. No specific schedule of purchases has been established under this authorization. The amount and timing of purchases will depend on economic and market conditions, acquisition activity and other factors.

Results of Operations

Discussion of Consolidated Results

Sales for the second quarter of 2003 were $1.05 billion, compared to $1.12 billion in the second quarter of 2002, reflecting a 5.0% decline in same location sales. Second quarter 2003 earnings were $.24 per diluted share, a reduction of 11 cents, or 31.4% from last year’s second quarter earnings of $.35 per diluted share.

For the first six months of 2003, sales were $2.09 billion, a decrease of 2.3% versus sales of $2.14 billion in the first six months of 2002. Same location sales declined 1.9% year-to-date. Earnings, at $.49 per diluted share, were down 22.2% from last year’s $.63 per diluted share.

The Company continues to experience weak demand in many of its markets. In the Residential Furnishings segment, consumer demand for bedding and furniture was down from 2002 levels. In the Commercial Fixturing & Components segment, demand for both retail store fixtures and commercial office furniture components remains weak. In contrast, there were improvements again this quarter in the Automotive businesses, the result of market share gains and new product placements.

Earnings were down during the 2003 periods due to reduced sales and low production rates, higher energy costs, and impacts from the weak U.S. dollar. Production levels in the Company’s U.S. spring producing facilities and wire drawing operations were reduced to respond to weak bedding demand. In Aluminum Products, soft demand for barbecue grills and industrial lighting also reduced utilization rates for the quarter. Higher energy costs continued, and natural gas prices are expected to remain high for the remainder of the year. The weaker U.S. dollar impacted the quarter in several businesses. Actual unit volume declines exceeded the reported sales dollar declines, as same sales outside the United States currently translate to more U.S. dollars. Also, the Company experienced margin pressure in those operations that sell primarily in U.S. dollars but incur costs in other currencies (e.g., the Canadian Dollar).

Discussion of Segment Results

A description of the products included in each segment, segment sales, segment earnings before interest and income taxes (EBIT) and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.

Second Quarter Discussion

Residential Furnishings sales decreased 3.9%, with same location sales down 4.3%, partially offset by acquisitions. Market demand for bedding components was extremely weak early in the quarter. Beginning in mid-June, the Company had begun to see improvement in demand. Also during the second quarter, upholstered furniture component sales softened slightly against strong sales in 2002. EBIT decreased $14.6 million, or 23.5%, due to lower sales, lower production levels at the Company’s U.S. spring facilities, higher energy costs, a weak U.S. dollar, and the absence of last year’s partial reversal of Canadian lumber duty accruals.

In Commercial Fixturing & Components, total sales decreased 5.8%, or 6.4% excluding the benefit of acquisitions. In store fixtures and displays, retailers and brand product manufacturers have been postponing purchases for both new stores and refurbishment of old stores for close to three years, awaiting clear improvement in consumer sentiment. Market conditions for fixtures and displays are very difficult, as evidenced by a number of bankruptcies of some of the Company’s competitors. Market demand for office and contract furniture components remains soft, consistent with industry trends. EBIT decreased $7.9 million, or 55.2%, due to lower sales, inventory adjustments and other factors.

Aluminum Products sales decreased 15.2% for the quarter. Same location sales were down 7.7%, with the remainder of the decline due to the impact of last year’s divestitures. After four quarters of positive year-over-year comparisons, sales dropped this quarter, due mainly to end-market weakness for barbecue grills, industrial lighting, telecom, electronics and large truck engines. However, market share has continued to increase for components for motorcycles and small engines. The Company divested three operations during 2002; these firms collectively had revenues of about $40 million annually, but did not contribute significantly to EBIT. EBIT declined $5.2 million, or 35.6%, primarily on lower sales and higher energy costs.

Total Industrial Materials sales decreased 14.1%, as acquisition and divestiture activity slightly offset a 14.5% decline in same location sales. Unit volumes decreased in both wire and tubing. The decline in wire sales reflects the weakness in bedding demand experienced during most of the quarter, as well as ongoing declines in other markets the Company serves. The Company’s tubing businesses are seeing some declines due to the softening in tubing for automotive units and also end market declines for ATVs and accessories. EBIT declined $8.3 million, or 53.9%, resulting from lower sales and production levels, and higher energy costs. During the second quarter, the Sterling rod mill operated at roughly break-even, in line with expectations, as the start up process continues to progress according to plan.

Specialized Product sales increased 8.0% during the quarter. Same location sales increased 7.3%, primarily from an increase in revenues from automotive components; however, currency rate changes account for a large share of the revenue increase, with the remainder coming from market share gains and new product placements in the automotive businesses. EBIT decreased $.4 million, or 2.7%, with sales-related earnings increases more than offset by the impact of currency rates and other small factors.

Six-Month Discussion

Residential Furnishings sales decreased 2.3%, with same location sales down 2.9%. Market demand for domestic bedding components was extremely weak during the period, partially offset by foreign bedding component sales. Foreign sales improvements include a substantial translation impact from the weak U.S. dollar. Demand for upholstered furniture components was also below last year’s strong levels. EBIT declined $26.8 million, or 21.6% during the period, reflecting lower sales and production levels, the absence of last year’s partial reversal of Canadian lumber duty accruals, and higher energy costs.

Commercial Fixturing & Components sales decreased 2.6%, with increases from acquisitions offset by a 3.3% reduction in same location sales. Sales reflect continued weak business conditions in the office and contract furniture markets. Weak market conditions also continue to affect the commercial fixturing businesses. EBIT decreased $10.6 million, or 46.3%, due to lower sales, reduced production levels at certain facilities, inventory adjustments, and other factors.

Aluminum Products sales were down 8.6%, on flat same location sales, due to three recent divestitures. EBIT increased $2.1 million, or 10.1% due primarily to improved production efficiency, cost management efforts, and the absence of last year’s inventory and equipment obsolescence charges.

Industrial Materials sales decreased 6.6%, as acquisition and divestiture activity partially offset an 8.7% decline in same location sales. Unit volumes decreased in both wire and tubing. The decline in wire sales reflects the weakness in the bedding industry. EBIT was down $15.7 million, or 51.0%, primarily the result of reduced sales and low production rates, higher energy costs, and start up costs of $4.2 million at the Sterling rod mill. The reductions were slightly offset by a $2.6 million gain realized during the first quarter from the sale of a tubing fabrication business

Specialized Products sales increased 14.0%. Same location sales increased 13.2% in response to higher demand for both machinery and automotive components. Currency rate changes account for a significant portion of the revenue increase. EBIT was up slightly at $1.7 million, or 7.2%, with sales-related earnings increases partially offset by the impact of currency rates and sales mix.

Derivative Instruments and Hedging Activities

Interest rate

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. During 2000, $350 million of 7.65% fixed rate debt maturing in February 2005 was issued and converted to variable rate debt by use of an interest rate swap agreement. This swap agreement, which contained the same payment date as the original issue, was used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under this interest rate swap agreement for $39.9 million. The market adjustment of long-term debt associated with this swap agreement at the date the Company sold its rights will be amortized over the remaining period of the related debt.

Substantially all of the Company’s debt is denominated in United States dollars (U.S.$). The fair value for fixed rate debt not subject to the interest rate swaps was greater than its carrying value by $32.8 million as of June 30, 2003, and by $32.1 million at December 31, 2002. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2003 and December 31, 2002 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

Primarily as a result of the issuance of $350 million of fixed rate notes in 2003, and the sale of the Company’s rights under an interest rate swap agreement as discussed above, the Company’s principal fixed rate debt has increased from $434.7 million at December 31, 2002 to $1,056.2 million at June 30, 2003. Conversely, the Company’s principal variable rate debt has decreased from $398.8 million at December 31, 2002 to $47.0 million at June 30, 2003.

Commodity Price

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had an estimated $30 million and $36 million (at cost) in inventory at June 30, 2003 and December 31, 2002, respectively. The Company has purchasing arrangements with customers to mitigate its exposure to aluminum price changes.

The Company is hedging 60% of its anticipated domestic and Canadian natural gas purchases under contract over the next twelve months. There was no significant gain or loss on these contracts as of June 30, 2003. No other commodity exposures are significant to the Company.

Exchange Rate

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies. The Company may occasionally hedge firm commitments, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at June 30, 2003 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries subject to translation exposures was $609.5 million at June 30, 2003, compared to $527.4 million at December 31, 2002. The increase in translation exposure was due primarily to a general strengthening of Canadian, European, Mexican and other currencies against the U.S. dollar.

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

It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: the Company’s ability to improve operations and realize cost savings, price and product competition from foreign and domestic competitors, future growth of acquired companies, the Company’s ability to bring startup operations on line as budgeted in terms of expense and timing, foreign currency fluctuation, litigation risks, competitive and general economic and market conditions and risks, such as the rate of economic growth in the United States, inflation, government regulation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products, etc.; and factors which could impact costs, including but not limited to the availability and pricing of raw materials, the availability of labor and wage rates, and fuel and energy costs. Furthermore, the Company has made and expects to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending on market conditions, pricing and other factors, there can be no assurance that the Company can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

The section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a disclosure on page 12 of the security ratings of the Company’s senior debt, which will be incorporated by reference into the Company’s registration statements filed under the Securities Act of 1933. These security ratings are not a recommendation to buy, sell or hold securities and such ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Instruments and Hedging Activities” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls & Procedures.

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have carried out an evaluation, with the participation of the Company’s other management, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the principal executive officer and principal financial officer have concluded the Company’s disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 14, 2003. Matters voted upon were (1) election of directors, and (2) the ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.

The number of votes cast for, against or withheld, as well as abstentions, with respect to each matter are set out below.

1. Election of Directors

DIRECTOR	FOR	WITHHELD
Raymond F. Bentele	166,345,711	4,835,684
Ralph W. Clark	166,360,777	4,820,618
Harry M. Cornell, Jr.	168,712,155	2,469,240
Robert Ted Enloe, III	169,184,465	1,996,930
Richard T. Fisher	166,362,633	4,818,762
Karl G. Glassman	168,047,405	3,133,990
David S. Haffner	168,136,053	3,045,342
Judy C. Odom	166,341,095	4,840,300
Maurice E. Purnell, Jr.	165,847,492	5,333,903
Felix E. Wright	167,705,926	3,475,469

2. Ratification of Independent accountants

FOR	AGAINST	ABSTAIN
164,543,432	5,582,246	1,055,717

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 10.1—Letter Agreement between the Company and Felix E. Wright, dated August 6, 2003 extending term of Employment Agreement.

Exhibit 10.2—Employment Agreement of Allan J. Ross, dated July 11, 2003.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1—Certification of Felix E. Wright, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.

Exhibit 31.2—Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.

Exhibit 32.1—Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.

Exhibit 32.2—Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.

(B)	On June 20, 2003, Leggett & Platt, Incorporated filed a report on Form 8-K, under Item 5. Other Events and Item 7. Exhibits, stating that it had completed the pricing of a public debt offering of approximately $150 million principal amount of 4.4% coupon rate notes due July 1, 2018.

On June 17, 2003, Leggett & Platt, Incorporated filed a report on Form 8-K, under Item 9. Regulation FD Disclosure, announcing revised earnings guidance for the second quarter and full year of 2003.

On April 17, 2003, Leggett & Platt, Incorporated filed a report on Form 8-K, under Item 9. Regulation FD Disclosure, announcing financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 6, 2003	By:	/s/ FELIX E. WRIGHT
Felix E. Wright Chairman of the Board and Chief Executive Officer

DATE: August 6, 2003	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Vice President—Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page

10.1	Letter Agreement between the Company and Felix E. Wright, dated August 6, 2003 extending term of Employment Agreement.	22

10.2	Employment Agreement of Allan J. Ross, dated July 11, 2003.	23

12	Computation of Ratio of Earnings to Fixed Charges.	26

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.	27

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.	28

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.	29

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2003.	30