Form 10-Q
period 2003-09-30
LEGGETT & PLATT INC
filed 2003-11-12
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock outstanding as of November 7, 2003: 191,938,197

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2003	December 31, 2002
CURRENT ASSETS
Cash and cash equivalents	$472.6	$225.0
Accounts and notes receivable	734.2	588.4
Allowance for doubtful accounts	(15.9)	(19.4)
Inventories	637.2	625.7
Other current assets	72.9	68.3

Total current assets	1,901.0	1,488.0

PROPERTY, PLANT & EQUIPMENT, NET	954.2	960.7

OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $114.1 in 2003 and $112.2 in 2002	930.0	898.0
Other intangibles, less accumulated amortization of $35.1 in 2003 and $46.1 in 2002	38.2	36.8
Sundry	71.0	117.6

Total other assets	1,039.2	1,052.4

TOTAL ASSETS	$3,894.4	$3,501.1

CURRENT LIABILITIES
Accounts payable	$213.7	$181.9
Accrued expenses	260.5	201.6
Other current liabilities	229.5	214.5

Total current liabilities	703.7	598.0
LONG-TERM DEBT	1,022.2	808.6
OTHER LIABILITIES	41.4	38.2
DEFERRED INCOME TAXES	90.8	79.4
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	429.8	422.9
Retained earnings	1,756.5	1,687.3
Accumulated other comprehensive income (loss)	(3.2)	(39.0)
Treasury stock	(148.8)	(96.3)

Total shareholders’ equity	2,036.3	1,976.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,894.4	$3,501.1

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts in millions, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net sales	$3,247.0	$3,259.2	$1,156.7	$1,121.2

Cost of goods sold	2,687.2	2,619.7	962.0	909.9

Gross profit	559.8	639.5	194.7	211.3

Selling and administrative expenses	300.5	299.5	103.7	98.5
Other deductions (income), net	2.3	24.0	1.5	12.5

Earnings before interest and income taxes	257.0	316.0	89.5	100.3

Interest expense	34.7	31.9	13.3	10.4
Interest income	4.8	3.7	1.9	1.1

Earnings before income taxes	227.1	287.8	78.1	91.0
Income taxes	80.2	103.6	27.3	33.3

NET EARNINGS	$146.9	$184.2	$50.8	$57.7

Earnings Per Share
Basic	$.75	$.92	$.26	$.29
Diluted	$.75	$.92	$.26	$.29

Cash Dividends Declared
Per Share	$.40	$.37	$.14	$.13

Average Shares Outstanding
Basic	196.7	199.3	196.0	199.0
Diluted	197.1	200.2	196.5	199.5

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net Earnings	$146.9	$184.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	115.8	114.1
Amortization	6.3	7.9
Other	5.6	15.1
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable, net	(127.3)	(101.1)
Decrease (Increase) in inventories	18.0	(6.3)
(Increase) in other current assets	(4.5)	(4.2)
Increase in current liabilities	105.2	121.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	266.0	331.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	(95.8)	(83.4)
Purchases of companies, net of cash acquired	(63.0)	(44.5)
Proceeds from sale of swap agreement	39.9	—
Proceeds from sale of businesses and other	8.2	18.2

NET CASH (USED FOR) INVESTING ACTIVITIES	(110.7)	(109.7)

FINANCING ACTIVITIES
Additions to debt	355.1	13.5
Payments on debt	(113.6)	(101.5)
Dividends paid	(75.8)	(70.9)
Issuances of common stock	3.5	12.1
Purchases of common stock	(76.9)	(73.5)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	92.3	(220.3)

INCREASE IN CASH AND CASH EQUIVALENTS	247.6	1.4
CASH AND CASH EQUIVALENTS – January 1,	225.0	187.2

CASH AND CASH EQUIVALENTS – September 30,	$472.6	$188.6

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

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, comprised the following:

	September 30, 2003	December 31, 2002
At First-In, First-Out (FIFO) cost
Finished goods	$327.2	$326.8
Work in process	83.6	71.1
Raw materials and supplies	237.8	237.1

	648.6	635.0
Excess of FIFO cost over LIFO cost	(11.4)	(9.3)

	$637.2	$625.7

3.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment comprised the following:

	September 30, 2003	December 31, 2002
Property, plant and equipment, at cost	$2,031.2	$1,952.2
Less accumulated depreciation	1,077.0	991.5

	$954.2	$960.7

4.	COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, comprehensive income for the quarter ending September 30, 2003 and 2002 was $26.4 and $57.3, respectively. For the nine months ending September 30, 2003 and 2002, comprehensive income was $182.7 and $198.4, respectively.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	196.7	199.3	196.0	199.0

Net earnings	$146.9	$184.2	$50.8	$57.7

Earnings per share – basic	$.75	$.92	$.26	$.29

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	196.7	199.3	196.0	199.0
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.4	.9	.5	.5

	197.1	200.2	196.5	199.5

Net earnings	$146.9	$184.2	$50.8	$57.7

Earnings per share – diluted	$.75	$.92	$.26	$.29

6.	STOCK OPTIONS

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

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	STOCK OPTIONS (continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net Earnings, as reported	$146.9	$184.2	$50.8	$57.7
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	4.8	4.0	1.6	1.1
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(6.2)	(8.4)	(2.1)	(2.6)

Net earnings	$145.5	$179.8	$50.3	$56.2

Earnings per share – as reported
Basic	$.75	$.92	$.26	$.29

Diluted	$.75	$.92	$.26	$.29

Pro forma earnings per share
Basic	$.74	$.90	$.26	$.28

Diluted	$.74	$.90	$.26	$.28

7.	SEGMENT INFORMATION

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and, prior to 2003, smelting of aluminum ingot. The Company sold its remaining smelting operation in 2002. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

A summary of segment results for the nine months ended September 30, 2003 and 2002 and the quarters ended September 30, 2003 and 2002 are shown in the following tables.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended September 30, 2003

Residential Furnishings	$1,638.5	$7.9	$1,646.4	$152.7
Commercial Fixturing & Components	712.0	5.8	717.8	22.4
Aluminum Products	341.5	9.5	351.0	27.0
Industrial Materials	269.6	156.5	426.1	25.5
Specialized Products	285.4	42.9	328.3	35.1
Intersegment eliminations	—	—	—	(3.6)
Change in LIFO reserve	—	—	—	(2.1)

	$3,247.0	$222.6	$3,469.6	$257.0

Nine Months ended September 30, 2002

Residential Furnishings	$1,634.6	$10.5	$1,645.1	$175.5
Commercial Fixturing & Components	700.5	4.2	704.7	43.6
Aluminum Products	370.9	11.0	381.9	23.0
Industrial Materials	293.2	169.6	462.8	44.4
Specialized Products	260.0	34.8	294.8	36.8
Intersegment eliminations	—	—	—	(.3)
Change in LIFO reserve	—	—	—	(7.0)

	$3,259.2	$230.1	$3,489.3	$316.0

Quarter ended September 30, 2003

Residential Furnishings	$577.1	$2.2	$579.3	$55.4
Commercial Fixturing & Components	291.6	1.2	292.8	10.1
Aluminum Products	99.1	3.1	102.2	4.1
Industrial Materials	95.0	51.4	146.4	10.4
Specialized Products	93.9	12.7	106.6	9.9
Intersegment eliminations	—	—	—	.3
Change in LIFO reserve	—	—	—	(.7)

	$1,156.7	$70.6	$1,227.3	$89.5

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended September 30, 2002

Residential Furnishings	$549.4	$3.2	$552.6	$51.4
Commercial Fixturing & Components	266.8	1.5	268.3	20.7
Aluminum Products	106.2	3.4	109.6	2.2
Industrial Materials	109.9	53.3	163.2	13.6
Specialized Products	88.9	11.5	100.4	13.3
Intersegment eliminations	—	—	—	.3
Change in LIFO reserve	—	—	—	(1.2)

	$1,121.2	$72.9	$1,194.1	$100.3

Asset information for the Company’s segments, which is reflected at an estimated average at September 30, 2003 and December 31, 2002 is shown in the following table:

	September 30, 2003	December 31, 2002
Assets
Residential Furnishings	$1,287.0	$1,257.6
Commercial Fixturing & Components	932.6	882.4
Aluminum Products	376.8	409.8
Industrial Materials	262.7	269.9
Specialized Products	383.1	361.8
Unallocated assets	648.6	425.4
Adjustment to period-end vs. average assets	3.6	(105.8)

	$3,894.4	$3,501.1

8.	LONG-TERM DEBT

Long-term debt increased $213.6 million from year-end 2002 primarily due to the issuance of $150 million in 15-year notes at a 4.4% coupon rate in June 2003, and the issuance of $200 million in 10-year notes at a 4.7% coupon rate in March 2003. The Company was taking advantage of current low interest rates and extended maturities. These increases were partially offset by the reclass of approximately $115 million in medium-term notes to current maturities during 2003. During the first quarter, 2003, the Company also liquidated an interest rate swap agreement and received $39.9 million in cash proceeds. The proceeds from the notes and liquidation of the swap agreement will be used for repayment of existing debt (of which, approximately $494 million comes due over the next 18 months), stock repurchases, the financing of future acquisitions, and/or other corporate purposes.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our policy is to expand capital resources – debt and equity – at appropriate times to allow the Company to take advantage of favorable capital market conditions, rather than respond to short-term needs. We consider financial flexibility more important than short-term maximization of earnings per share through excessive leverage. Therefore, management continuously provides for available credit in excess of near-term projected cash needs and has maintained a guideline for long-term debt as a percentage of total capitalization in a range of 30% to 40%.

Short-term Liquidity

The Company relies on cash flow from operations as its primary source of capital. Cash provided by operating activities was $266.0 million in the first nine months of 2003, compared to $331.4 million in the first nine months of 2002. The decrease in cash provided by operating activities compared to the prior year principally reflects lower earnings and increased working capital.

Working capital, excluding cash and current maturities of long-term debt, as a percentage of annualized sales increased to 18.7% this quarter compared to 18.0% in the same period of 2002. Working capital levels have increased, in part, due to the significant impact of the weakening U.S. dollar and other factors. Working capital levels will vary from quarter-to-quarter, but the Company remains committed to achieving its 19% target on average over time.

The following table shows the Company’s calculation of working capital excluding cash and current maturities of long-term debt as a percentage of annualized sales at September 30, 2003 and 2002. Because the Company has a significant amount of cash beyond its current needs, and that cash is readily available to repay debt, working capital has been adjusted by these amounts to more appropriately reflect its working capital position.

(Amounts in millions)	September 30,
	2003	2002
Working Capital:
Current assets	$1,901.0	$1,540.2
Current liabilities	703.7	650.2

Working Capital	1,197.3	890.0
Eliminate cash	(472.6)	(188.6)
Eliminate current debt maturities	140.3	108.0

Working Capital, after adjustments	$865.0	$809.4

Quarterly sales	$1,156.7	$1,121.2

Working capital as a percent of annualized sales
Before adjustments	25.9%	19.8%
After adjustments	18.7%	18.0%

Total Capitalization

The following table shows the Company’s total capitalization at September 30, 2003 and December 31, 2002. Also, the table shows the amount of unused committed credit available through the Company’s revolving bank credit agreements, the amount of cash and cash equivalents and the ratio of earnings to fixed charges.

(Dollar amounts in millions)	September 30, 2003	December 31, 2002
Long-term debt outstanding:
Scheduled maturities	$1,022.2	$808.6
Average interest rates	4.2%	4.3%
Average maturities in years	6.2	3.4
Revolving credit/commercial paper	—	—

Total long-term debt	1,022.2	808.6
Deferred income taxes and other liabilities	132.2	117.6
Shareholders’ equity	2,036.3	1,976.9

Total capitalization	$3,190.7	$2,903.1

Unused committed credit:
Long-term	$233.0	$233.0
Short-term	106.5	106.5

Total unused committed credit	$339.5	$339.5

Current maturities of long-term debt	$140.3	$127.7

Cash and cash equivalents	$472.6	$225.0

Ratio of earnings to fixed charges	6.0x	7.6x

Long-term debt outstanding increased to $1,022.2 million, and was 32.0% of total capitalization at September 30, 2003, up from 27.9% at the end of 2002. Long-term debt as a percent of total capitalization, net of cash and current maturities, was 24.1% at September 30, 2003, and 25.4% at the end of 2002. Long-term debt increased $213.6 million from year-end 2002 primarily due to the issuance of $150 million in 15-year notes at a 4.4% coupon rate in June 2003, and the issuance of $200 million in 10-year notes at a 4.7% coupon rate during the first quarter. The Company was taking advantage of current low interest rates and extended maturities. These increases were partially offset by the reclass of approximately $115 million in medium-term notes to current maturities during 2003. During the first quarter, 2003, the Company also liquidated an interest rate swap agreement and received $39.9 million in cash proceeds. The proceeds from the notes and liquidation of the swap agreement will be used for repayment of existing debt (of which, approximately $494 million comes due over the next 18 months), stock repurchases, the financing of future acquisitions, and/or other corporate purposes.

As shown in the preceding table, obligations having scheduled maturities are the primary source of the Company’s debt capital. At September 30, 2003, these obligations consisted primarily of the Company’s medium-term notes and tax-exempt industrial development bonds. The Company’s senior debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+.

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

The following table shows the Company’s calculation of long-term debt as a percent of total capitalization, net of cash and current maturities at September 30, 2003 and December 31, 2002. The Company has traditionally refinanced current debt, and has sufficient credit facilities in place to do so. However, due to the Company’s current cash position, it intends to repay the existing current debt at maturity; the debt is therefore classified on the balance sheet as current. The Company believes that adjusting debt and total capital by these amounts more appropriately reflects its financial leverage, and enables meaningful comparison to historical periods. Prior to the second quarter of 2002, current debt maturities were essentially zero, and prior to the third quarter of 2001, cash balances were much smaller.

(Amounts in millions)	September 30, 2003	December 31, 2002
Debt to total capital:
Long-term debt	$1,022.2	$808.6
Current debt maturities	140.3	127.7
Cash and cash equivalents	(472.6)	(225.0)

Net debt, after adjustments	$689.9	$711.3

Total Capital	$3,190.7	$2,903.1
Current debt maturities	140.3	127.7
Cash and cash equivalents	(472.6)	(225.0)

Total capital, after adjustments	$2,858.4	$2,805.8

Debt to total capital
Before adjustments	32.0%	27.9%
After adjustments	24.1%	25.4%

Uses of Capital Resources

The Company’s internal investments to modernize and expand manufacturing capacity were $95.8 million in the first nine months of 2003. In 2003, management anticipates internal investments will range from approximately $125 to $130 million.

During the third quarter, the Company acquired two businesses; during the first part of July 2003, the Company announced the fourth largest acquisition in its history, with the purchase from bankruptcy of the assets of RHC Spacemaster, one of the top manufacturers of retail store fixtures, for an initial purchase price of $46 million. The Company purchased the receivables, inventory and fixed assets and assumed no liabilities in the transaction. Revenues are expected to be $100 to $120 million per year, with earnings of roughly break-even during the first twelve months. During the quarter the Company also acquired one small textile fibers operation that will add about $7 million in revenues to the Residential Furnishings segment.

Cash dividends on the Company’s common stock were $75.8 million during the first nine months of 2003. Company purchases of its common stock (net of issuances) totaled $73.4 million in the first nine months of 2003. These purchases were made primarily for employee stock plans, and under the authorizations discussed below.

The Board of Directors annually authorizes management, at its discretion, to buy up to two million shares of Leggett stock for use in employee benefit plans or for other purposes. This authorization is continuously replenished as shares acquired are reissued. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

At the end of the third quarter 2000, the Board of Directors authorized management to repurchase up to an additional 10 million shares of Leggett stock. The Board of Directors has continued this authorization for an additional period expiring in September 2004. As of September 30, 2003 the Company had acquired approximately 2.9 million shares under such authorization. No specific schedule of purchases has been established under this authorization. The amount and timing of purchases will depend on economic and market conditions, acquisition activity and other factors.

Results of Operations

Discussion of Consolidated Results

Sales for the third quarter of 2003 were a record $1.16 billion, compared to $1.12 billion in the third quarter of 2002, an increase of 3.2%. Sales growth reflects a .7% increase in same location sales and revenue of approximately $27 million from recent acquisitions (net of divestitures). Third quarter 2003 earnings were $.26 per diluted share, a reduction of 3 cents, or 10.3% from last year’s third quarter earnings of $.29 per diluted share.

For the first nine months of 2003, sales were $3.25 billion, a decrease of .4% versus sales of $3.26 billion in the first nine months of 2002. Same location sales declined 1.0% year-to-date. Earnings, at $.75 per diluted share, were down 18.5% from last year’s $.92 per diluted share.

The Company experienced same location sales growth in three of its five segments during the quarter. Sales trends improved in the Residential Furnishings segment, with increases in many businesses, including bedding and upholstered furniture components. The Aluminum Products segment showed slightly positive same location sales versus the same period of last year, and Specialized Products posted year-over-year sales growth for the sixth quarter in a row. In the Commercial Fixturing & Components segment, demand in retail store fixtures and display remains weak. In the Industrial Materials segment, volume was down due primarily to reduced wire sales.

Earnings were down during the third quarter and nine months ended September 30, 2003 due to impacts from the weak U.S. dollar; obsolete inventory charges reflecting continued depressed demand, especially in the store fixture and display industry; higher natural gas costs; higher steel rod costs; price competition; and sales mix. These decreases were partially offset by the absence of last year’s restructuring costs and lower bad debt expense. The weaker U.S. dollar impacted the quarter in several businesses, as same location sales outside the United States currently translate to more U.S. dollars compared to last year. Also, the Company experienced margin pressure in those operations that sell primarily in U.S. dollars but incur costs in other currencies (e.g., the Canadian Dollar).

Discussion of Segment Results

A description of the products included in each segment, segment sales, segment earnings before interest and income taxes (EBIT) and other segment data appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.

Third Quarter Discussion

Residential Furnishings sales increased 4.8%, with same location sales up 4.2%. Sequential sales growth was stronger than typical, and was led by the bedding components and fashion bed operations. On a year-over-year basis, U.S. bedding component sales were flat, an improvement over the declines of the first half of the year. Foreign bedding component sales were up about 13%, with a significant portion of the improvement due to change in currency rates. Demand for upholstered furniture components was strong, as was demand for carpet underlay. EBIT increased $4.0 million, or 7.8%. Gains from higher sales and the absence of last year’s restructuring costs were partially offset by impacts from foreign currency, sales mix and higher raw material and energy costs.

In Commercial Fixturing & Components, total sales increased 9.1%, and included approximately $33 million in sales from the recently acquired Spacemaster operations, which more than offset a 3.7% decline in same location sales. Management believes that order trends for office and contract furniture components appear to have finally leveled off, after almost two and one-half years of continual decline. In store fixtures and displays, retailers and brand product manufacturers continue to postpone purchases for both new stores and refurbishment of old stores; this has been ongoing for close to three years, as retailers await clear improvement in consumer sentiment. Market conditions in the store fixtures industry continue to struggle as retailers defer new store openings and refurbishments. In the last two years, four of the Company’s top ten store fixture competitors have declared bankruptcy, as reduced demand has led to significant pricing competition and lower sales volumes. EBIT decreased $10.6 million, or 51.2%, as the absence of last year’s restructuring costs was more than offset by lower same location sales, $8 million in inventory obsolescence adjustments, the impact of foreign currency and manufacturing inefficiencies.

The Company has begun to implement a twelve-month tactical plan to address the under performing profit centers within the Commercial Fixturing & Display group. The additional attention will focus on increasing margins by improving manufacturing efficiencies, monitoring standard costs and eliminating variances, better controlling inventory, and enhancing staff competency and bench strength. Opportunities to consolidate facilities will also receive significant consideration.

Aluminum Products sales decreased 6.8% for the quarter, due to three divestitures. Same location sales were slightly positive. The Company divested three operations during 2002; these operations collectively had revenues of about $40 million annually, but did not contribute significantly to EBIT. Sales of components for motorcycles and small engines remain strong, and new programs for large appliance manufacturers are expected to continue to grow over the balance of this year and into 2004. EBIT increased $1.9 million, or 86.4%, primarily due to the absence of last year’s restructuring costs, slightly offset by higher energy costs.

Total Industrial Materials sales decreased 10.3%, as a divestiture compounded an 8.1% decline in same location sales. This segment’s sales declined primarily from reduced wire sales. As the Company consolidated some of its operations and reduced plant capacity during this past year, it purged some of the lower margin accounts that those companies had historically supplied. The Company’s tubing businesses are also seeing some declines, primarily due to weak end market demand for all terrain vehicles and other products. EBIT declined $3.2 million, or 23.5%, as reduced sales and higher raw material and energy costs more than offset favorable results at the Sterling rod mill.

Specialized Product sales increased 6.2% during the quarter, almost entirely due to a 5.3% increase in same location sales. Sales benefited from increases in both the automotive and machinery operations; however, currency rate changes account for a significant share of the revenue increase. EBIT decreased $3.4 million, or 25.6%, with the sales-related earnings increase more than offset by the impact of currency rate changes, a modest inventory charge, and other factors.

Nine-Month Discussion

Residential Furnishings sales and same location sales were relatively flat for the period. Weak market demand for domestic bedding components and textiles/fibers were offset by increased sales of carpet underlay, and by foreign bedding component sales. Foreign sales improvements include a substantial translation impact from the weak U.S. dollar. EBIT declined $22.8 million, or 13.0% during the period, as the absence of last year’s restructuring costs were more than offset by impacts from foreign currency, the absence of last year’s partial reversal of Canadian lumber duty accruals, lower production levels at the Company’s U.S. spring facilities, sales mix and higher raw material and energy costs.

Commercial Fixturing & Components sales increased 1.9%, with gains from the Spacemaster acquisition offset by a 3.4% reduction in same location sales. Sales reflect continued weak business conditions in the store fixture and display markets. Weak market conditions also continued to affect the office and contract furniture businesses. EBIT decreased $21.2 million, or 48.6%, due to lower same location sales, inventory obsolescence adjustments, reduced production levels at certain facilities, and the impact of foreign currency and manufacturing inefficiencies, partially offset by the absence of last year’s restructuring costs.

Aluminum Products sales were down 8.1%, on flat same location sales, due to three divestitures. EBIT increased $4.0 million, or 17.4% due primarily to improved production efficiency, cost management efforts, and the absence of last year’s obsolescence and restructuring charges, partially offset by higher energy costs.

Industrial Materials sales decreased 7.9%, as acquisition and divestiture activity partially offset an 8.5% decline in same location sales. Unit volumes decreased in both wire and tubing. EBIT was down $18.9 million, or 42.6%, primarily the result of reduced sales and low production rates, higher raw material and energy costs, and losses due to start up operations earlier in 2003 at the Sterling rod mill. The reductions were slightly offset by a $2.6 million gain realized during the first quarter from the sale of a tubing fabrication business.

Specialized Products sales increased 11.4%. Same location sales increased 10.5% partially in response to higher demand for both machinery and automotive components. Currency rate changes also account for a significant portion of the revenue increase. EBIT was down $1.7 million, or 4.6%, with sales-related earnings increases more than offset by the impact of currency rates, sales mix and other factors.

Derivative Instruments and Hedging Activities

Interest rate

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. During 2000, $350 million of 7.65% fixed coupon rate debt maturing in February 2005 was issued and converted to variable rate debt by use of an interest rate swap agreement. This swap agreement, which contained the same payment date as the original issue, was used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under this interest rate swap agreement for $39.9 million. The market adjustment of long-term debt associated with this swap agreement at the date the Company sold its rights will be amortized over the remaining period of the related debt.

Substantially all of the Company’s debt is denominated in United States dollars (U.S.$). The fair value for fixed rate debt not subject to the interest rate swaps was greater than its carrying value by $16.8 million as of September 30, 2003, and by $32.1 million at December 31, 2002. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2003 and December 31, 2002 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note or public debt programs. The fair value of variable rate debt is not significantly different from its recorded amount.

Primarily as a result of the issuance of $350 million of fixed rate notes in 2003, and the sale of the Company’s rights under an interest rate swap agreement as discussed above, the Company’s principal fixed rate debt has increased from $434.7 million at December 31, 2002 to $1,040.2 million at September 30, 2003. Conversely, the Company’s principal variable rate debt has decreased from $398.8 million at December 31, 2002 to $47.0 million at September 30, 2003.

Commodity Price

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The principal commodity price exposure is aluminum, of which the Company had approximately $33 million and $36 million (at cost) in inventory at September 30, 2003 and December 31, 2002, respectively. The Company has purchasing arrangements with customers to mitigate its exposure to aluminum price changes.

The Company is hedging 60% of its anticipated domestic and Canadian natural gas purchases under contract over the next nine months, of which approximately $13 million remain outstanding at September 30, 2003. There was no significant gain or loss on these contracts as of September 30, 2003. No other commodity exposures are significant to the Company.

Exchange Rate

The Company has not typically hedged foreign currency exposures related to transactions denominated in other than its functional currencies. The Company may occasionally hedge firm commitments, other fixed expenses or amounts due in foreign currencies related to its acquisition program. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at September 30, 2003 was not significant.

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge any translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries subject to translation exposures was $602.4 million at September 30, 2003, compared to $527.4 million at December 31, 2002. The increase in translation exposure was due primarily to a general strengthening of Canadian, European, and other currencies against the U.S. dollar.

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

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2000, the Company’s Canadian subsidiary issued certain exchangeable shares which are convertible, on a one to one ratio, into 175,565 shares of Leggett common stock in connection with the acquisition of Schukra Manufacturing, Inc., an Ontario corporation, from its shareholders. As a result of the conversion of some of the exchangeable shares, the Company, on July 14, 2003, issued 35,113 shares of its common stock in a transaction which qualified for exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Felix E. Wright, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

Exhibit 32.1 – Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

(B)	On July 17, 2003, Leggett & Platt, Incorporated furnished a report on Form 8-K, under Item 12. “Results Of Operations and Financial Condition”, pursuant to Item 9. Regulation FD Disclosure, announcing financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 12, 2003	By:	/s/ FELIX E. WRIGHT

Felix E. Wright Chairman of the Board and Chief Executive Officer

DATE: November 12, 2003	By:	/s/ MATTHEW C. FLANIGAN

Matthew C. Flanigan Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page

12	Computation of Ratio of Earnings to Fixed Charges.	22

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.	23

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.	24

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.	25

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.	26