Form 10-K
period 2003-12-31
LEGGETT & PLATT INC
filed 2004-03-11
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the New York Stock Exchange) on June 30, 2003 was approximately $3,637,475,000.

There were 192,299,870 shares of the Registrant’s common stock outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

Forward Looking Statements and Related Matters

This report and other public reports or statements made from time to time by the Company or its management may contain “forward-looking” statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” or the like.

Readers are cautioned that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. In addition, readers should keep in mind that, because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, the Company does not have, and does not undertake, any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•	our ability to improve operations and realize cost savings

•	future growth of acquired companies

•	our ability to bring start up operations on line as budgeted in terms of expense and timing

•	price and product competition from foreign and domestic competitors

•	litigation risks

•	competitive and general economic and market conditions and risks, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, government regulation, interest rates, housing turnover, employment levels, consumer sentiment, taxation, and the like

•	risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products or trends in business capital spending, and

•	factors that could impact costs, including the availability and pricing of raw materials (most notably steel scrap), the availability of labor and wage rates, and fuel and energy costs.

Furthermore, the Company has made and expects to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

The section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contains a disclosure on page 26 of the security ratings of the Company’s public debt, which will be incorporated by reference into the Company’s registration statements filed under the Securities Act of 1933. These security ratings are not a recommendation to buy, sell or hold securities and such ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

PART I

Item 1. Business.

Leggett & Platt, Incorporated and its subsidiaries are collectively referred to in this Form 10-K as “we,” “us,” “our,” “the Company” or “Leggett.” We were founded as a partnership in Carthage, Missouri in 1883 and became incorporated in 1901. The Company, a pioneer in the development of steel coil bedsprings, is a diversified manufacturer that conceives, designs and produces a wide range of engineered components and products that can be found in many homes, offices, retail stores and automobiles. Our business is organized into 29 business units, those units organized into 11 groups, and those groups into five segments, as indicated below.

Overview of the Residential Furnishings Segment

Segment	Groups	Business Units
Residential Furnishings	Bedding Components	US Spring
International Spring
Wood Products
	Home Furniture Components	Furniture Hardware
Seating Components
Sofa Sleeper Components
	Consumer Products	Ornamental Beds/Bedding Support
Adjustable Beds
Coated Fabrics
	Fabric/Fiber/Foam	Fabric Converting
Fabric Dye and Finishing
Fibers
Carpet Underlay
Prime Foam Products

Our largest segment is Residential Furnishings. Our beginnings stem from an 1885 patent of the steel coil bedspring. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We strive for competitive advantages based on a low cost structure, strong customer relationships and our internal production of key raw materials, including steel rod, wire, tubing, and dimension lumber. Our wide range of products provides our manufacturing customers with a single source for many of the components they need. For example, a bedding manufacturer can come to us for almost every component part of a mattress and box spring, except the outer upholstery fabric. This is also true for manufacturers of upholstered recliner chairs, sofas and loveseats. We have long production runs and numerous production and assembly locations. Because of these advantages, we believe that we can generally produce component parts at a lower cost than our customers can produce the same parts for their own use. This allows our components customers to focus on the design, style and marketing of their residential furnishings products, rather than the production of components. Listed below are examples of components manufactured or distributed by our Residential Furnishings groups:

Bedding Components

•	Innersprings (which are the set of coil springs, bound together, that form the core of a mattress)

•	Wood frames, steel coils and wire forms for mattress box springs

•	Cut-to-size dimension lumber

Home Furniture Components

•	Springs and seat suspensions for chairs, sofas and loveseats

•	Steel mechanisms and hardware for reclining chairs, sleeper sofas and other types of motion furniture

Consumer Products

•	Bed frames, daybeds, ornamental fashion beds and headboards

•	Adjustable electric beds

•	Coated fabrics (e.g. rug underlay, placemats and shelf liners)

Fabric/Fiber/Foam

•	Foam and fiber cushioning materials

•	Fabrics for mattresses, residential furniture and industrial uses

•	Carpet underlay materials

Most of our Residential Furnishings customers manufacture finished bedding products (mattresses and box springs) or upholstered furniture for residential use. These customers generally sell to retailers and distributors. We also sell our complete consumer products directly to retailers and distributors.

Key Strategies

Our ability to develop new, proprietary products provides an ongoing opportunity to increase business with customers, including those who continue to make some of their own components. Many of our capabilities, including product innovation, are being used as we move into new regions of the world. Internationally, we locate our operations where demand for components is growing. Finally, we continue to look for acquisitions that expand our customer base, add new product lines or capabilities, or help establish a presence in new geographic regions.

Overview of the Commercial Fixturing & Components Segment

Segment	Groups	Business Units
Commercial Fixturing	Fixture & Display	Store Fixtures
& Components		Point of Purchase Displays
Commercial Vehicle Products
Storage Products
	Office Furniture Components	US Office Components
International Office Components
Plastics

Our second largest segment is Commercial Fixturing & Components. This segment is divided into two groups, Fixture & Display and Office Furniture Components.

In the Fixture & Display group, our goal is to be the primary, or “one-stop,” fixture supplier of choice for our customers. We have capabilities that include design, production, installation and project management. Products manufactured by our Fixture & Display group include:

•	Custom-designed, full store fixture packages, including shelving, counters, point-of-purchase displays, showcases, garment racks and decorative woodwork for retailers

•	Standardized shelving used by large retailers, grocery stores and discount chains

•	Commercial storage racks and carts (material handling systems) used primarily in the food service and healthcare industries

•	Wire and steel racks, shelves and cabinets for the interior of service vans and utility vehicles

Our Office Furniture Components group manufactures:

•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow office chairs to be adjusted to height, tilt and swivel

•	Injection molded plastic components for manufacturers of lawn care products, power tools, and other consumer and commercial products

Customers of the Commercial Fixturing & Components segment include:

•	Retail chains and specialty shops

•	Brand name marketers and manufacturers

•	Food service companies, healthcare providers, restaurants, and light industrial companies

•	Office, institutional, and commercial furniture manufacturers

•	Telecommunication companies

Key Strategies

Our Fixture & Display group strategy is to consolidate and coordinate the production of fixture and display products at the lowest cost. Our primary focus is to increase volume with existing accounts and pursue new customers within the industry. We will also look for opportunities to expand into new, related markets.

In October, we announced the adoption of a Fixture & Display group tactical plan to increase our attention and scrutiny of under-performing profit centers in the Fixture & Display group. For further information on the Fixture & Display group tactical plan, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation beginning on page 18.

In our Office Furniture Components group, we will continue striving to develop new products, providing opportunities to supply more components to customers. We also expect to continue making strategic acquisitions that add new products or expand operations into new regions of the world.

Overview of the Aluminum Products Segment

Segment	Groups	Business Units
Aluminum Products	Aluminum	Die Casting
Tool & Die

Our Aluminum Products segment is the leading independent producer of non-automotive aluminum die castings in North America. We also produce some zinc and magnesium die castings. We work with customers from the design concept stage to market introduction and then through the product lifecycle to refine the product and reduce cost. We sell aluminum, zinc and magnesium die cast components to a diverse group of customers that manufacture industrial and consumer products. Our customers include:

•	Gas barbeque grill manufacturers

•	Diesel and small engine builders

•	Motorcycle, truck, off-road and recreational vehicle (including all-terrain vehicles and snowmobiles) and automobile makers

•	Manufacturers of outdoor lighting fixtures, cable line amplifiers, wireless communications systems and other cable and telecommunication products

•	Consumer appliance and power tool manufacturers

•	Computer, electronic and electric motor producers

We also manufacture and refurbish dies (also known as molds or tools) for all types and sizes of die casting machines. These are sold to customers that buy our die castings and to other die cast manufacturers. We also provide extensive machining, coating, finishing, sub-assembly and other value-added services related to the die cast components that we sell.

Key Strategies

Market share growth is a major focus. We plan to continue to pursue large users of castings, work to provide more products used by customers who make some of their aluminum components, and look for opportunities to expand into new markets where die cast components are used. We plan to continue striving to develop technology that allows opportunities for growth in new markets. Finally, we are committed to establishing a global presence, enabling us to supply customers as they take more production overseas. Acquisitions may play a part in accomplishing these plans.

Overview of the Industrial Materials Segment

Segment	Groups	Business Units
Industrial Materials	Wire	Wire Drawing
Wire Products
Steel Rod
	Tubing	Steel Tubing

The Industrial Materials segment produces steel rod, drawn wire and welded steel tubing as well as specialty wire products. Drawn wire and welded steel tubing are important raw materials that are widely used to manufacture our products. About 50% of the drawn wire and about 25% of the welded steel tubing that we produce is used to manufacture other products within the Company. For example, wire is used to make:

•	Bedding and furniture components

•	Commercial fixtures and point of purchase displays

•	Automotive seating components

Welded steel tubing is used in many of the same products including:

•	Motion furniture mechanisms

•	Store fixtures, displays, shelving and storage products

•	ATV, RV and snowmobile accessories

Currently, our wire mills use over 900,000 tons of steel rod each year. In 2002, we acquired the assets of a steel rod mill in Sterling, Illinois, which is expected to provide a more consistent supply of quality steel rod for the Industrial Materials segment. We expect the rod mill to produce about 450,000 tons annually, nearly all of which will be used by Leggett businesses. After the start-up phase, the mill operated profitably during the second half of 2003. The mill produces only a few sizes and types of rod improving the mill’s operating efficiency. We plan to operate the mill’s electric furnace (which has a capacity of about one million tons) during off-peak times to reduce energy costs. The mill is located near a steel scrap market that over the long term should provide consistent supply to the mill. The rod mill is also located reasonably close to our wire mills.

In addition to supplying a portion of our own raw material needs, we sell drawn wire and welded steel tubing to a diverse group of industrial customers, including:

•	Bedding and furniture makers

•	Automotive interior manufacturers

•	Lawn and garden equipment manufacturers

•	Recreational equipment (e.g. ATV and RV) producers

•	Mechanical spring makers

We also produce specialty wire products such as:

•	Wire ties used by cotton gins to tie bales of cotton

•	Wire tying heads used by waste recyclers and solid waste removal businesses to bale materials

•	Shaped wire used by automotive companies and medical supply businesses

Key Strategies

The core strategy of our wire and tubing businesses is to efficiently supply other Leggett businesses’ raw material requirements. We expect growth, to a large extent, will occur as our internal requirements expand, both domestically and abroad. We also expect to grow as we work with customers on programs that improve their efficiency (for example, packaging multiple components supplied by our other businesses). Finally, we will expand our capabilities to add value through the forming, shaping, and welding of our wire and tube. This may occur through start-up operations or acquisitions.

Overview of the Specialized Products Segment

Segment	Groups	Business Units
Specialized Products	Automotive	Automotive
	Machinery	Machinery

Our Specialized Products segment manufactures components for the automotive industry and designs, builds and sells specialized machinery and equipment.

In the Automotive group, we manufacture:

•	Lumbar systems for automotive seating (including manual, 2-way power, 4-way power, massage systems, and memory options)

•	Seat suspension systems

•	Automotive control cable systems, such as shift cables, cruise-control cables, seat belt cables, accelerator cables, seat control cables, and latch release cables

Primary customers for these products are automobile seating manufacturers.

In the Machinery group, we primarily manufacture:

•	Highly automated quilting machines for fabrics used to cover mattresses and other home furnishings

•	Coilers used to shape wire into various types of springs

•	Industrial sewing machines

•	Material handling systems

•	Wide format digital printing equipment

•	Other products for factory automation

The primary customers for these products are bedding manufacturers. We also design and produce some of these specialized products for our own use.

Key Strategies

In our Automotive group, we plan to continue the focus on research and development, looking for ways to improve the function and cost of our products. The introduction of new capabilities and products creates the potential for us to expand into new markets. Growing our global presence (to serve developing markets and to expand our sourcing options) will remain a key objective, as will assisting our customers with vendor consolidation (to reduce the complexity and cost of their supply chain).

Our Machinery group designs and manufactures equipment that is used to produce the proprietary innersprings we develop for our bedding customers. In most cases, this equipment is not available in the marketplace. Providing this support is a critical strategy for our machinery operations, and also for our bedding operations. In addition, we will continue striving to develop technology to improve efficiency in our own plants as well as those of our customers.

Acquisitions and Divestitures

In the past 20 years, approximately two-thirds (2/3) of our sales growth has come through acquisitions. Our typical acquisition is a small, private, profitable, entrepreneurial company. Our acquisition targets are usually either complementary to our existing businesses, or companies that allow us to secure quality raw material supply. Over the past ten years, the average acquisition target has had annual revenues between $15 and $20 million, making the risk from any single acquisition low. In our history, we have completed only four acquisitions of businesses with annual sales greater than $100 million. We do not follow a fixed timetable for buying companies. Rather, we aim to be opportunistic by taking advantage of circumstances as they arise. As a result, the pace and size of acquisitions in any given year could be significantly more or less than the average seen over the longer term.

In July 2003, we completed our fourth largest acquisition in the history of the Company, purchasing the assets of RHC Spacemaster, one of our store fixture competitors. We expect these operations to add at least $120 million in annualized sales. In total, we acquired 15 businesses during 2003 representing approximately $220 million in annualized sales. The acquired businesses are expected to add annualized sales within our segments as follows:

Residential Furnishings	$60 million
Commercial Fixturing & Components	$140 million
Specialized Products	$20 million

We also sold two businesses during 2003, including one lumber company and one tubing fabrication facility. Annualized sales associated with the two divested businesses were approximately $23 million. For further information on acquisitions and divestitures, see Note B and Note M of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information on sales to customers, sales by product line, earnings before interest and taxes, and total assets of each of our business segments, refer to Note K of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our trade sales from products manufactured outside the United States for the previous three years are shown in the table below.

Year	Percent
2003	21%
2002	20%
2001	18%

The majority of our international operations, measured by trade sales, are in Canada, Europe and Mexico.

The Canadian operations primarily manufacture innersprings for mattresses, fabricated wire for the bedding, furniture and automotive industries, and cut-to-size bed frame lumber. We manufacture shelving for retailers, wire and steel storage systems and racks for the interior of service vans and utility vehicles, point-of-purchase displays for retailers, as well as chair frames and bases, table bases and office chair controls, and plastic injection moldings. We also make lumbar supports for automotive seats and other automotive and furniture seat components.

Our foreign operations in Europe produce, among other things, innersprings for mattresses, fabric for industrial and residential uses, various wire products, office chair mechanisms and automotive lumbar seating systems. We also sell machinery and equipment designed to manufacture innersprings for mattresses and other bedding related components. Finally, we have one operation in Europe that designs and distributes point-of-purchase displays for retailers.

The Mexican operations primarily manufacture innersprings and wire grid tops for mattresses, fabricated wire for the bedding industry, and fabric for industrial and residential uses. We produce aluminum die castings and provide machining, sub-assembly and other value added services related to aluminum die castings. We also produce commercial shelving, material handling equipment, and automotive control cable systems.

We have an increasing Asian presence. Prior to 2003, we owned three production facilities in China. Two of these plants produce mattress innersprings for sale into the Chinese market. The third plant produces machinery and replacement parts for machines used in the bedding industry. In 2003, we began operations in our fourth plant, a facility to manufacture recliner mechanisms and various bases for upholstered furniture. This plant has initially sold products to furniture manufacturers in China who produce upholstered furniture for export and to some Leggett operations on an inter-company basis, but will also position us to sell into the local market as the demand for furniture grows in China.

In 2003, we also added four manufacturing facilities in China. One facility produces small electric motors primarily used in lumbar systems for automotive seating. Another manufactures cables for these lumbar systems. A third produces innersprings for mattresses and sofa cushions, while the fourth facility manufactures innersprings and bedding machinery. We also purchased an assembler and distributor of automotive lumbar supports and seat suspension grids in South Korea.

Finally, our Ornamental Bed unit imports finished beds from Asia for sale in the United States. Many other business units of the Company have long-standing, well-established relationships with suppliers in Asia for components and finished products.

Our strategy regarding international expansion is two-fold. First, we are striving to find opportunities in countries to manufacture components and sub-assemblies for a variety of our existing components customers. Second, we have pursued a strategy, establishing small operations in select countries where we believe we may expand as demand grows.

Our international operations face the risks associated with any operation in a foreign state. These risks include:

•	The nationalization of private enterprises

•	Political instability in certain countries

•	Differences in foreign laws that make it difficult to protect intellectual property and enforce contract rights

•	Credit risks

•	Increased costs due to tariffs, customs and shipping rates

•	Potential problems obtaining raw materials, including the availability of electricity, and shipping products during times of crisis or war

•	Foreign currency fluctuation

Such risks could result in increases in costs, reduction in profits, the inability to do business and other adverse effects.

Geographic Areas of Operation

We have significant manufacturing, warehousing and distribution facilities in several foreign countries as listed in the chart below.

Segment	North America	Europe	South America	Asia/Pacific
Residential Furnishings	Canada Mexico United States	Croatia Denmark France Germany Italy Russia Spain United Kingdom	Brazil	Australia China Singapore South Korea

Commercial Fixturing & Components	Canada Mexico United States	Italy United Kingdom

Aluminum Products	Mexico United States

Industrial Materials	United States	United Kingdom

Specialized Products	Canada Mexico United States	Austria Belgium Croatia Germany Greece Hungary Italy Sweden Switzerland United Kingdom		China South Korea United Arab Emirates

For further information concerning our long-lived assets and sales outside of the United States, refer to Note K of the Notes to Consolidated Financial Statements.

Sales by Product Line

The following table shows the approximate percentages of our sales to external customers by product line for the last three years:

	2003	2002	2001
Product Line
Bedding Components	17.7%	18.7%	18.9%
Residential Furniture Components	16.5	16.9	16.4
Finished & Consumer Products	13.8	12.7	13.0
Other Residential Furnishing Products	2.2	2.0	2.0
Store Displays, Fixtures & Storage Products	17.0	15.3	17.2
Office Furnishings & Plastic Components	4.9	5.6	5.6
Aluminum Products	10.3	11.1	10.8
Wire, Wire Products & Steel Tubing	8.5	9.3	7.8
Automotive Products & Specialized Machinery	9.1	8.4	8.3

Distribution of Products

Our products are sold and distributed primarily through the Company’s sales personnel. However, many of our businesses have relationships and agreements with sales representatives and distributors. We do not believe any of these agreements or relationships would, if terminated, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Raw Materials

We use a variety of raw materials in manufacturing our products. Some of the most important raw materials include:

•	Steel scrap

•	Steel rod

•	Woven and non-woven fabrics

•	Aluminum

•	Angle iron

•	Coil and sheet steel

•	Rough green lumber

•	Textile scrap

•	Foam chemicals and foam scrap

•	Plastic resin

The raw materials for many of our businesses are supplied by our own facilities. For example, steel rod is used to produce steel wire, which we use to produce innersprings and box springs for mattresses; displays, shelving and racks for retail customers; and automotive seating systems. Our own wire drawing mills supply nearly all of our requirements for steel wire. The steel rod produced at our rod mill in Sterling, Illinois currently supplies roughly half of our current rod requirements. We also produce welded steel tubing and dimension lumber both for our own consumption and for sale to customers outside the Company.

We believe that worldwide supply sources are available for all the raw materials used by the Company. However, the availability of steel is becoming an issue. Worldwide steel rod production capacity has been reduced in recent years due to bankruptcies of domestic steel producers. At the same time, worldwide demand for steel is increasing, driving prices for steel scrap and rod significantly higher. Steel scrap and rod represent about 70% of our steel purchases. Although some uncertainty over steel availability exists, we believe that we are better positioned than many of our competitors to secure supply because of our financial strength and purchasing leverage.

We have experienced higher raw material costs (most notably steel) during the past two years. We purchase about 1.3 million tons of steel annually, accounting for approximately 15% of our cost of goods sold. As of mid-March, market prices for purchase of steel (including scrap, rod, rolled and angle iron) are running $150–250 dollars per ton above prices seen during the summer of 2003. The majority of the increase in steel prices has occurred since November. Most steel vendors have rescinded previous contracts, and moved to 30-day pricing. The Company has announced or implemented steel-related price increases in most segments. The future pricing of steel is uncertain, but could increase significantly in 2004 even beyond current levels. The degree to which we are able to mitigate or recover these escalating costs is a significant factor influencing 2004 earnings.

Customers

We serve thousands of customers worldwide, sustaining many long-standing business relationships. No single customer accounted for more than five percent (5%) of the Company’s consolidated revenues in 2003. Our top ten customers accounted for less than eighteen percent (18%) of the Company’s consolidated revenues in 2003.

Patents and Trademarks

Leggett holds approximately 1,300 patents and has approximately 500 in process for its various product lines. We have registered over 850 trademarks, with more than 150 in process. No single patent or group of patents, or trademark or group of trademarks, is material to our business as a whole. Examples of our most significant trademarks include:

•	SEMI-FLEX®, LOK-Fast® and DYNA-Lock® (boxspring components and foundations)

•	Mira-Coil®, Lura-Flex® and Superlastic® (mattress innersprings)

•	Nova-Bond® and Rollout® (insulators for mattresses)

•	ADJUSTAMAGIC® (adjustable electric beds)

•	Wallhugger® (recliner chairs)

•	SUPER SAGLESS® (motion and sofa sleeper mechanisms)

•	No-Sag® (sinuous wire)

•	Tack & Jump® and Patternlink® (quilting machines)

•	Hanes® (fiber materials)

•	Schukra®, Pullmaflex® and Flex-O-Lators® (automotive products)

•	Masterack® , Amco® and RHC Spacemaster® (fixtures and displays)

•	Spuhl® (mattress innerspring manufacturing machines)

•	Gribetz® and Porter® (quilting and sewing manufacturing machines)

Research and Development

We maintain research, engineering and testing centers in Carthage, Missouri, and also do research and development work at many of our other facilities. We are unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we believe the cost of research and development was approximately $19 million in 2003, $20 million in 2002, and $19 million in 2001.

Employees

We have approximately 33,000 active employees, of which approximately 24,800 are engaged in production. Of the total active employees, roughly 9,700 are international employees. Approximately 20% of our employees are represented by labor unions. We did not experience any material work stoppage related to the negotiation of contracts with labor unions during 2003. Management is not aware of any circumstances likely to result in a material work stoppage related to the negotiation of contracts with labor unions during 2004.

The largest group of employees, approximately 14,500, works in the Residential Furnishings segment. Approximately 7,900 employees work in Commercial Fixturing & Components, while approximately 4,200 employees work in Specialized Products. Roughly 4,000 work in the Aluminum Products segment and approximately 1,800 are employed by our Industrial Materials segment.

Competition

Many companies offer products that compete with those manufactured and sold by Leggett. The number of competing companies varies by product line, but the markets for our products are highly competitive in all aspects. A number of our customers manufacture components similar to ours for their own use. The primary competitive factors in our business include price, product quality and innovation, and customer service.

In certain of our markets a portion of U.S. manufacturing is moving overseas. We face increasing competition from foreign competitors, especially those in Asia who supply component parts to our customers’ Chinese and Asian manufacturing facilities. We have, and continue to develop, significant Asian supply sources. We also have, and continue to develop, a manufacturing presence in Asia. Our Asian facilities manufacture products for Asian markets as well as for our customers in other parts of the world.

We believe we are the largest independent manufacturer in North America of the following:

•	Components for residential furniture and bedding

•	Retail store fixtures and point-of-purchase displays

•	Components for office furniture

•	Non-automotive aluminum die castings

•	Drawn steel wire

•	Automotive seat support and lumbar systems

•	Bedding industry machinery for wire forming, sewing and quilting

Seasonality

Our business is not significantly seasonal as a whole. However some of our segments are slightly seasonal. For further information, see the discussion of “Seasonality” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 28.

Backlog

Our relationships with our customers and our manufacturing and inventory practices do not provide for a significant backlog of orders.

Working Capital Items

For information regarding working capital items, see the discussion of “Short-term Liquidity” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 24.

Environmental Regulation

The Company’s various operations are subject to federal, state, and local laws and regulations related to the protection of the environment. Environmental regulations include those relating to air and water emissions, underground storage tanks, waste handling, and the like. We have established policies to ensure that our operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. While we cannot forecast policies that may be adopted by various regulatory agencies, management believes that compliance with these various laws and regulations will not have a material adverse effect on the competitive position, capital expenditures, consolidated financial condition or results of operations of the Company.

Capital expenditures for environmental control facilities were $1.0 million in 2003, $1.2 million in 2002 and $.6 million in 2001. Although future capital expenditures are difficult to estimate, we believe that the capital expenditures for environmental control facilities will not materially differ in 2004 from our recent historical experience.

Internet Access to Other Information

Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports are made available, without cost, at our website at http://www.leggett.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as charters for its Audit, Compensation, and Nominating and Corporate Governance Committees can be found at our website, and each of these documents is available in print, without cost, to any shareholder who requests it. Our website does not constitute part of this Annual Report on Form 10-K.

Item 2. Properties.

Our most important physical properties are our manufacturing plants. At December 31, 2003, we had approximately 300 manufacturing plants worldwide. About one-half of the manufacturing plants are in the Residential Furnishings segment. Facilities manufacturing, assembling or distributing products in Residential Furnishings are located in 29 states as well as Asia, Australia, Brazil, Canada, Europe and Mexico. Commercial Fixturing & Components manufacturing plants and distribution facilities are located in 19 states, Canada, Italy, Mexico and the United Kingdom. The Aluminum Products segment has facilities in ten states and Mexico. The Industrial Material facilities are located in 19 states, and the United Kingdom. Specialized Products are produced and distributed in facilities in nine states and other significant operations in Canada, China, Europe, Mexico, South Korea and the United Arab Emirates.

Most of our major manufacturing facilities are owned by the Company. We also conduct certain operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. For additional information regarding lease obligations, reference is made to Note G of the Notes to Consolidated Financial Statements.

Properties of the Company include facilities that, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of its products. These properties are located to allow quick and efficient deliveries and necessary service to our diverse customer base.

Item 3. Legal Proceedings.

The Company is a defendant in various workers’ compensation, product liability, vehicle accident, employment, intellectual property, labor practices and other claims and legal proceedings in the ordinary course of business, the resolution of which management believes will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company is also party to a small number of proceedings in which a governmental authority is a party and which involve laws regulating the discharge of materials into the environment. These proceedings deal primarily with waste disposal site remediation. Management believes that potential monetary sanctions, if imposed in any or all of these proceedings, or any capital expenditures or operating expenses attributable to these proceedings, will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

Name	Age	Position
Felix E. Wright	68	Chairman of the Board and Chief Executive Officer
David S. Haffner	51	President and Chief Operating Officer
Karl G. Glassman	45	Executive Vice President—President, Residential Furnishings Segment
Jack D. Crusa	49	Senior Vice President—President, Industrial Materials Segment/President, Specialized Products Segment
Robert G. Griffin	51	Senior Vice President—President, Fixture and Display Group
Daniel R. Hebert	60	Senior Vice President—President, Aluminum Products Segment
Robert A. Jefferies, Jr.	62	Senior Vice President—Strategic Planning
Matthew C. Flanigan	42	Vice President—Chief Financial Officer
Ernest C. Jett	58	Vice President—General Counsel and Secretary
Robert A. Wagner	53	Vice President—Mergers and Acquisitions
William S. Weil	45	Vice President—Corporate Controller (Principal Accounting Officer)

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

Karl G. Glassman was elected Executive Vice President of the Company in 2002, and has served as President of the Residential Furnishings segment since 1999. Mr. Glassman previously served the Company as Senior Vice President from 1999 to 2002 and President of Bedding Components from 1996 through 1998. He has served in various other capacities since joining the Company in 1982.

Jack D. Crusa has served the Company in various capacities since 1986, including service as Vice President and President—Automotive Group since 1996. Mr. Crusa became Senior Vice President and President—Industrial Materials in 1999, and was appointed President of Specialized Products in 2003.

Robert G. Griffin has been employed by the Company since 1992. Mr. Griffin was named Vice President and Director of Mergers, Acquisitions and Strategic Planning in 1995, President—Fixture and Display Group in 1998 and Senior Vice President in 1999.

Daniel R. Hebert became Senior Vice President of the Company and President, Aluminum Products Segment in 2002. Mr. Hebert previously served as Executive Vice President of the Aluminum Products Segment from 2000 to 2002, and Vice President, Operations from 1996 to 2000.

Robert A. Jefferies, Jr. has served as Senior Vice President, Strategic Planning of the Company since 2001. He previously served the Company as Senior Vice President, Mergers, Acquisitions and Strategic Planning from 1990 to 2001. He also served the Company as Vice President, General Counsel and Secretary from 1977 to 1990.

Matthew C. Flanigan has served the Company as Vice President and Chief Financial Officer since April 2003. Mr. Flanigan served the Company as Vice President and President, Office Furniture Components Group since 1999 and previously served the Company as Staff Vice President-Operations from 1997 to 1999.

Ernest C. Jett was appointed General Counsel in 1997, and Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

Robert A. Wagner has served as Vice President, Mergers and Acquisitions since 2001. He previously served the Company as Vice President, Mergers, Acquisitions and Strategic Planning from 1998 to 2001.

William S. Weil was appointed the Principal Accounting Officer by the Board of Directors in February 2004. He became Vice President in 2000 and has served the Company as Corporate Controller since 1991. He previously served the Company in various other accounting capacities since 1983.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is listed on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded	Dividend Declared
	High	Low
2003
Fourth Quarter	$22.60	$19.74	37,200,000	$.14
Third Quarter	23.69	20.04	33,400,000.14
Second Quarter	22.81	18.25	32,900,000.13
First Quarter	23.15	17.16	37,110,000.13

For the Year	$23.69	$17.16	140,610,000	$.54

2002
Fourth Quarter	$24.15	$18.60	34,592,000	$.13
Third Quarter	24.35	19.42	39,024,000.13
Second Quarter	27.40	23.40	24,478,000.12
First Quarter	26.46	22.01	30,224,000.12

For the Year	$27.40	$18.60	128,318,000	$.50

Price and volume data reflect composite transactions; price range reflects intra-day prices.

The Company had 13,989 shareholders of record on March 1, 2004.

See the discussion of the Company’s target for dividend payout under “Use of Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation beginning on page 26.

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the last quarter of 2003.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (3)(4)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (5)
October 1, 2003 – October 31, 2003	7,504	21.22	7,504	7,109,120
November 1, 2003 –November 30, 2003	75,973	20.11	75,973	7,257,973
December 1, 2003 –December 31, 2003	31,350	21.17	31,350	7,277,325

Total	114,827

(1)	The shares reflected are shares of Leggett common stock, par value $.01.
(2)	The average price paid per share is the weighted average for the period.
(3)	In February 2003, the Board authorized management, at its discretion, to purchase 2 million shares for re-issuance in employee benefit plans and for other designated uses. Under this authorization, the number of shares that can be repurchased is continuously replenished as shares repurchased are reissued. In February 2003, the Board also authorized management to repurchase shares issued in acquisition transactions. These authorizations would have expired in February 2004 but were renewed through the February 2005 Board meeting date. Both of the above authorizations were reported in the Company’s Annual Report on Form 10-K filed March 18, 2003.
(4)	In addition to the aforementioned authorizations, the Board, at the end of the third quarter 2000, authorized management to purchase up to an additional 10 million shares of common stock. This authorization was first announced in the Company’s press release, dated September 28, 2000. This additional authorization has been continued through September 27, 2004.
(5)	Although shares were purchased during the period, the amount increased because shares were reissued in benefit plans which replenished the authorization as described in footnote (3) above.

Item 6. Selected Financial Data.

(Unaudited)	2003	2002	2001	2000	1999
(Dollar amounts in millions, except per share data)
Summary of Operations
Net sales	$4,388.2	$4,271.8	$4,113.8	$4,276.3	$3,779.0
Earnings from continuing operations	205.9	233.1	187.6	264.1	290.5
Earnings from continuing operations adjusted to exclude goodwill amortization	205.9	233.1	207.8	282.9	306.4
Earnings per share from continuing operations
Basic	1.05	1.17	.94	1.33	1.46
Diluted	1.05	1.17	.94	1.32	1.45
Earnings per share from continuing operations adjusted to exclude goodwill amortization
Basic	1.05	1.17	1.04	1.42	1.54
Diluted	1.05	1.17	1.04	1.41	1.53
Cash dividends declared per share	.54	.50	.48	.42	.36

Summary of Financial Position
Total assets	$3,889.7	$3,501.1	$3,412.9	$3,373.2	$2,977.5
Long-term debt	1,012.2	808.6	977.6	988.4	787.4

As discussed in Note A of the Notes to Consolidated Financial Statements, the Company began recognizing stock option expense for any options granted after January 1, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

Leggett & Platt is a Fortune 500, global, multi-industry, diversified manufacturer. We conceive, design and produce a broad variety of engineered components and products that can be found in virtually every home, office, retail store, and automobile. We provide very little product directly to consumers, but instead serve a broad array of manufacturers and retailers. Our products are often hidden within, and vital to, our customers’ products. Key attributes that contribute to our success include: low cost operations, high quality products, vertical integration, innovation, customer service, financial strength, and long-lived relationships with customers. We are North America’s leading independent manufacturer of a) components for residential furniture and bedding; b) retail store fixtures and point of purchase displays; c) components for office furniture; d) non-automotive aluminum die castings; e) drawn steel wire; f) automotive seat support and lumbar systems; and g) bedding industry machinery for wire forming, sewing and quilting.

Our operations are influenced by broad economic factors including interest rates, housing turnover, employment levels, and consumer sentiment, all of which impact consumer spending on durable goods (which drives demand for our components and products). We are also impacted by trends in business capital spending, as about one-third of our sales relates to this segment of the economy. Heading into 2004, most of these indicators are favorable and improving.

Performance in 2004 will be heavily influenced by three factors:    the amount of same location sales growth, our degree of success at recovering escalating steel and other raw material costs, and the extent of improvement in our Fixture & Display operations. Management is devoting significant attention to these areas.

•	We are anticipating full year 2004 same location sales growth to accelerate, as typically occurs following economic downturns. This expectation is heavily influenced by our strong fourth quarter sales, and the increased demand that our markets are currently experiencing.

•	Steel prices are increasing rapidly as we enter 2004. This basic material represents nearly 15% of our cost of goods sold. Demand for steel is high, and supply is tight, leading to sharp cost increases since last summer. Late in 2003, we began passing along price increases to recover these costs.

•	Improving performance of our Fixture & Display operations is a high priority heading into 2004.

These factors and others are discussed below.

Results of Operations

Discussion of Consolidated Results

2003 vs. 2002

Sales increased 2.7%, and at $4.39 billion, were a record for the Company. Same location sales increased 1.2%, or $52 million, due to currency rate changes as overall volume was flat. Net earnings decreased 12%, or $27 million, to $206 million. Factors contributing to this decline include the weakening of the U.S. dollar against other major currencies (about $16 million after tax), increased energy costs (about $16 million after tax), and unusually high obsolete and slow-moving inventory reserves (about $6 million after tax). Earnings also decreased from unabsorbed overhead in businesses with lower production levels, operating inefficiency in certain locations, and increased steel costs. Partially offsetting these negative factors were higher sales, lower restructuring costs ($10 million after tax), reduced bad debt expense ($6 million after tax), and income tax rate reductions. The income tax rate reduction, from 35.9% in 2002 to 34.7% in 2003, primarily resulted from the realization of foreign tax credit carryforwards.

2002 vs. 2001

Earnings increased 24% on essentially flat same location sales. Sales totaled $4.27 billion, an increase of 3.8% from 2001. Same location sales increased 0.7%, or $27 million, for the full year. Net earnings increased $46 million to $233 million.

Reduced expenses account for the bulk of the 2002 earnings improvement. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which required that goodwill no longer be amortized to earnings, but instead be tested periodically for impairment. This change contributed about $20 million to net earnings. Other cost decreases resulted from continuing improvements in operating efficiency, lower restructuring costs, and reduced expenses for energy (about $6 million after tax), bad debts ($8 million after tax), and interest ($11 million after tax). Higher raw material costs (notably steel) and stiff price competition in some business units partially offset these improvements.

Major Trends and Uncertainties

Late in 2003, Leggett began experiencing rapid and significant steel cost increases, and these increases have accelerated in early 2004. As of mid-March, market prices for purchase of steel (including scrap, rod, rolled, and angle iron) are running $150–250 dollars per ton above prices seen during the summer of 2003. The majority of the increase in steel prices has occurred since November. We purchase 1.3 million tons of steel each year, accounting for nearly 15% of our cost of goods sold. Cost increases of this magnitude significantly affect our profitability. We have recently announced or implemented selling price increases in most segments to recover these higher costs. The future pricing of steel is uncertain at this point. The degree to which the Company is able to mitigate or recover these escalating costs is a major factor impacting future results.

Availability of steel is also becoming an issue. Worldwide steel production capacity declined in recent years due to bankruptcies of domestic steel producers. At the same time, worldwide demand for steel is increasing, driving prices significantly higher. Although some uncertainty over steel availability exists, we believe we are better positioned than our competitors to secure supply. Steel scrap and rod represent about 70% of our steel purchases (this material is converted to wire, which is the raw material used by many of our operations). Half of the steel rod we use comes from our own mill, helping ensure supply. In addition, our financial strength and purchasing leverage are advantages many of our competitors don’t enjoy.

Natural gas prices during 2003 were 80% higher on average than in 2002. While we don’t believe this rate of increase will continue, some uncertainty exists. We ended 2003 with prices locked in on about 60% of our domestic and Canadian natural gas requirements through June 2004. These hedge prices averaged $5.63 per mmbtu.

In certain of our markets, a portion of U.S. manufacturing is moving overseas. As that occurs, we must establish operations in new regions of the world to continue supplying our customers. Currently, the largest influence on our markets is coming from China. At the end of 2003, Leggett operated eight Chinese facilities. Generally, we can produce components at a lower cost in the U.S. However, as our customers move the production of their finished products overseas, we must be located nearby to supply them efficiently. In addition to our own facilities in China, we have strong relationships with many Asian suppliers.

As we continue to expand internationally, more facilities are operated in foreign countries resulting in increased exposure to foreign currencies. Leggett currently hedges only a modest amount of these exposures with derivative instruments. Significant changes in the U.S. dollar to foreign currencies could impact future results.

The recent weakening of the U.S. dollar, primarily against the Canadian dollar, contributed to 2003’s earnings decline. Some of our Canadian operations sell to U.S. customers in U.S. dollars but incur their costs in Canadian dollars. These operations have experienced margin deterioration in 2003. Price increases have been implemented in some of these operations, but U.S. competitors, who are not experiencing this impact, make raising prices more difficult.

In October 2003, we announced increased attention to our poorly performing Fixture & Display operations. This tactical plan aims to accomplish improved operating efficiency, better adherence to standard costs, tighter inventory controls, cost reductions, and more competent staffing. The success of this plan could have a significant impact on future operating results. Additional comments regarding the impact of margin improvements in these businesses are included later in this discussion.

In the last half of 2003, the Company began to see improving trends in many of its businesses. All five segments reported increases in same location sales in the fourth quarter, and we expect these improvements to continue in 2004. Additional comments regarding these recent trends are included in the discussion of segment results that follows.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note K of the Notes to Consolidated Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Segment Total Sales):

	2003	2002	2001
Residential Furnishings	9.5%	10.4%	8.6%
Commercial Fixturing & Components	2.8	5.4	5.6
Aluminum Products	7.6	6.4	5.5
Industrial Materials	6.5	8.3	10.6
Specialized Products	10.8	11.8	10.1

Residential Furnishings

2003 vs. 2002

Sales increased 2.5%, or $55 million, as same location sales gained 1.4%. Most operating units experienced a rebound in customer demand in the second half of the year. Full year improvements were reported in several categories, including upholstered furniture components, ornamental and adjustable beds, and carpet underlay. Sales from foreign operations also increased for the year, in part from currency impacts, as foreign currencies now convert to more U.S. dollars. These gains were partially offset by sales declines in our fiber operations. Sales in our U.S. bedding components businesses also decreased for the full year due to weak demand in early 2003. Beginning in June, demand improved and our bedding components operations posted growth during the second half of the year.

EBIT decreased 6%, or $14 million, as higher steel and energy costs, impacts from the weaker U.S. dollar, and unabsorbed overhead from lower production rates at U.S. bedding components operations during the first half of the year more than offset the benefit from increased sales. In addition, lower restructuring costs were offset by the non-recurrence of a partial reversal of a Canadian lumber duty accrual.

2002 vs. 2001

Sales increased 4.1%, or $84 million, primarily from a 2.8% increase in same location sales. EBIT increased 26%, or $47 million, partially due to higher sales and cost improvement efforts. Sales of upholstered furniture components increased significantly, but these gains were tempered by flat sales in bedding and other product categories. Elimination of $8 million of goodwill amortization, partial reversal of Canadian lumber duty accruals, reduced bad debt expense, lower energy costs, and lower restructuring costs contributed to the EBIT improvement. Higher raw material costs in steel, lumber and chemicals partially offset these improvements.

Commercial Fixturing & Components

2003 vs. 2002

Sales increased 7.4%, or $66 million, due to incremental sales from acquisitions, offset slightly by a 0.4% decrease in same location sales. Although certain major retailers continued with new store openings and refurbishments in 2003, most continued at reduced capital spending levels. Demand for office furniture components also remained at very low levels throughout 2003. However, modest improvements occurred in this market late in the year.

In July 2003, we purchased the assets of RHC Spacemaster, a producer of store fixtures. This acquisition should add at least $120 million to annual revenues and is expected to be modestly profitable in the first full year.

EBIT for the segment decreased $22 million, or 45%, primarily due to inventory write-downs, the weakening of the U.S. dollar, higher steel costs, operational inefficiency, and price competition. Lower restructuring costs offset some of these negative factors. In the third quarter of 2003, the Company announced a focused management effort to improve the operating efficiency and margins of the Fixture & Display portion of this segment.

2002 vs. 2001

Sales decreased 4.9% as incremental sales from recent acquisitions were unable to overcome the 9.5%, or $90 million, decline in same location sales. Markets for both retail fixtures and office furniture components were down approximately 20%-25% from peak levels in 2000. However, the Company gained market share in its Fixture & Display business, owing in part to the financial difficulties of some competitors brought about by the tough conditions the industry faced in recent years.

EBIT decreased $5 million, or 9%, with the earnings impact from lower same location sales largely offset by $4 million in lower restructuring costs, elimination of $9 million of goodwill amortization, and cost structure improvements.

Aluminum Products

2003 vs. 2002

Sales decreased $21 million or 4.2%. Same location sales increased 2.5%, but three recent divestitures reduced sales by $32 million. No acquisitions were made during 2003. New programs for castings used in motorcycles, small engines, and large appliances represented the majority of the same location sales increase. These gains were partially offset by a decline in sales of barbeque grill castings.

EBIT increased $4 million, or 14%, partially due to same location sales growth. Lower restructuring and non-recurring charges benefited EBIT by approximately $6 million, but were offset by an unfavorable change in sales mix.

2002 vs. 2001

Sales increased $28 million, or 6.0%. This gain reflected an 8.8% increase in same location sales, partially offset by three divestitures. There were no acquisitions during the year. The same location sales growth was primarily attributable to new programs with existing and new customers, as overall market demand did not improve appreciably.

EBIT increased 23%, or $6 million, primarily reflecting the same location sales increases. Cost management efforts, reduced goodwill amortization expense of $3 million, and lower energy costs also benefited EBIT. These improvements were partially offset by restructuring costs of $3 million and non-recurring inventory and equipment obsolescence charges of $3 million. Higher raw material cost and minor impacts from start-up inefficiency associated with new business also reduced EBIT. The divestitures did not have a material impact on earnings.

Industrial Materials

2003 vs. 2002

Sales decreased 5.3%, or $32 million, reflecting a 5.1% reduction in same location sales. The sales decline resulted from weakness in many of our end markets, including wire demand from bedding manufacturers (in the first half of 2003), and tubing demand for ATV’s and accessories. Certain markets began to recover late in the year, and volumes improved, particularly in the wire drawing operations.

EBIT decreased 26%, or $13 million, due to lower sales and production volume, and higher steel and energy costs. These factors were partially offset by the elimination of start-up costs associated with the Sterling rod mill, lower restructuring charges, and a gain from the sale of a tubing fabrication business.

2002 vs. 2001

Sales increased 15.9%, primarily due to acquisitions, with same location sales increasing 2.4%. EBIT declined 9%, or $5 million. The majority of the EBIT decline for the year resulted from increased steel prices. These increases began in the second quarter 2002 as a result of tariffs imposed on foreign steel. We experienced delays in implementing price increases in certain businesses, but by late 2002, the majority of the increases had been passed along to customers. Additional EBIT declines resulted from costs associated with the start up of the Sterling rod mill and further restructuring efforts. Reduced bad debt expense and lower amortization benefited EBIT slightly.

Specialized Products

2003 vs. 2002

Sales increased 11.6%, or $47 million, largely from a 10.7% gain in same location sales. New automotive programs, increased shipments of bedding machinery during the second half of 2003, and currency rates positively impacted sales.

EBIT increased slightly, reflecting higher sales, but these improvements were offset by impacts from the weaker U.S dollar, sales mix, and other smaller factors.

2002 vs. 2001

Sales increased 4.3%, mainly from a 3.9% increase in same location sales. EBIT increased $8 million, or 21%, due to higher automotive sales and elimination of $3 million of goodwill amortization, partially offset by reduced sales volume in our machinery operations. The strong performance of our automotive businesses was due primarily to additional market penetration and strong demand for lumbar and seat components.

Critical Accounting Policies and Estimates

As more fully disclosed in Note A of the Notes to Consolidated Financial Statements, we have adopted numerous accounting policies from among acceptable alternatives. Management must make many critical estimates or assumptions when preparing financial statements. Our major estimates and assumptions are discussed below. The first group of comments addresses estimates that impact our earnings each year, and later, we identify and discuss major estimates that impact earnings less frequently.

The most critical estimates and assumptions impacting our ongoing results are:

•	credit losses

•	costs related to worker’s compensation, automobile, product and general liability, property, and medical programs

•	inventory losses from obsolescence

•	income taxes

With respect to credit losses, our customers are diverse, but many are small-to-medium sized companies and some are highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning, particularly in a changing economic environment, adding to the difficulty in estimating credit losses.

Worker’s compensation, automobile, product and general liability, property, and medical insurance costs may require an extended period after the actual loss occurred before the exact amount of the cost is known. Estimates of these costs over that period, which in some cases is several years, will vary from the final amount. We carry insurance for individual losses that exceed a certain amount specified for each program.

Changing customer specifications, technology, customer bankruptcy and other factors result in inventory losses that are difficult to estimate precisely. At any financial statement date, the impact of these factors on inventory value may not be completely known.

Income taxes are recorded by the Company at rates in effect in the various tax jurisdictions in which it operates. The Company has tax loss carryforwards in certain jurisdictions and foreign tax credit carryforwards for U.S. tax purposes. Valuation reserves are established against these future potential tax benefits based on Management’s estimate of their ultimate realization. Actual realization of these benefits may vary from Management’s estimates. Also, Management has made certain assumptions about the distribution of earnings from subsidiaries which may not be accurate in the future, thereby affecting the tax impact of such earnings. Finally, ultimate resolution of issues raised by ongoing tax audits is not predictable and could affect the Company’s tax liabilities.

Our accounting estimates of these costs and losses are based on available actuarial estimates, prior experience and close monitoring of each exposure. We believe our reserves for these potential losses are adequate.

The next group of comments addresses estimates that may occasionally impact our earnings. The most significant of these estimates are:

•	goodwill and asset impairments

•	unusual litigation and claims

•	plant restructurings and closings

Losses related to these items are recognized when specific facts which affect the estimate are known.

Goodwill impairment is formally assessed annually, as required by SFAS No. 142, and also when we experience significant negative deviations from the assumptions underlying the fair market valuation of each reporting unit. Asset impairments are monitored by periodically focusing on underperforming locations with insufficient cash flows.

Many assumptions about the future are necessary in the determination of fair market value for each of our eleven reporting units (as defined by SFAS No. 142). The key assumptions are discount rate, organic sales growth, EBIT margins, capital expenditure requirements, and working capital requirements. No goodwill impairment has been determined to date for any of our reporting units.

The key assumptions are re-evaluated annually, or more frequently if significant changes become apparent, using Management’s most recent assessment of the performance potential of each reporting unit. Recent performance of the reporting unit is an important factor, but not the only factor, in Management’s annual assessment. Fair market values calculated for each reporting unit may go up or down each year based on a re-evaluation of the key assumptions.

The Company’s Fixture & Display operations have experienced deterioration in profitability over the past few years, in part due to external market factors, but also due to unsatisfactory internal performance. The Company is responding with a strategic initiative aimed at improving operating efficiency, integrating recent acquisitions, cutting costs, and restoring margins. This endeavor may require changing the business model, raising prices or walking away from certain customer relationships, and shutting down or consolidating certain production facilities. About $300 million of the Company’s goodwill is associated with these operations. In order to avoid possible future impairment of this goodwill, margins must improve.

The Company has not recorded any significant losses for litigation and claims in the last three years, and Management is not aware of any significant unrecorded exposures. We record restructuring or plant closing losses when specific actions have been implemented and the liability incurred. No significant income is reflected in the financial statements for the reversal of restructuring or plant closing losses accrued in a prior period.

Capital Resources and Liquidity

Leggett serves a variety of industries that have different capital expenditure and working capital requirements. We have sufficient capital resources to meet our current operating needs, and also to support future growth. We attempt to achieve a balance between debt and equity, striving to minimize the total cost of capital, without excessive leverage. Leggett maintains a target for long-term debt of 30-40% of total capitalization.

Short-term Liquidity

We rely on cash flow from operations as our primary source of capital. Despite depressed net earnings for the last three years, we have been able to mitigate the impact on cash flow by reducing capital spending and acquisitions, and focusing on working capital management. Also, in 2003 we took advantage of historically low interest rates by issuing fixed rate debt with maturities of 10 and 15 years. As a result, we have been able to increase cash and equivalents to a level that provides adequate liquidity to finance ongoing operations, pay down debt maturing in the near term, and fund a portion of our future growth.

Cash provided by operating activities was $395 million, $456 million and $535 million for 2003, 2002 and 2001, respectively. The decrease in cash provided by operating activities during 2003 and 2002 compared to 2001 primarily reflects a slowing of working capital decreases, partially offset by increased earnings.

Total working capital increased in 2003, primarily from higher cash balances, currency impacts, and acquisitions. Year end accounts receivable increased due to strong December sales. Working capital levels vary by segment, with Aluminum Products and Commercial Fixturing & Components requirements generally higher than Company averages. Accounts receivable balances in these segments are typically higher due to the longer credit and collection time required to service certain customers of the aluminum die casting and Fixture & Display businesses. These same businesses also require higher inventory investments due to the custom nature of their products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

Total Capitalization

The following table shows Leggett’s total capitalization at the end of the three most recent years. The table also shows the amount of unused committed credit available through our revolving bank credit agreements, current maturities of long-term debt, the amount of cash and cash equivalents, and the ratio of earnings to fixed charges.

	2003	2002	2001
	(Dollar amounts in millions)
Long-term debt outstanding:
Scheduled maturities	$1,012	$809	$978
Average interest rates	4.1%	4.3%	4.8%
Average maturities in years	6.0	3.4	4.0
Revolving credit/commercial paper	—	—	—

Total long-term debt	1,012	809	978
Deferred income taxes and other liabilities	138	117	111
Shareholders’ equity	2,114	1,977	1,867

Total capitalization	$3,264	$2,903	$2,956

Unused committed credit:
Long-term	$213	$233	$233
Short-term	127	107	110

Total unused committed credit	$340	$340	$343

Current maturities of long-term debt	$119	$128	$6

Cash and cash equivalents	$444	$225	$187

Ratio of earnings to fixed charges *	6.2x	7.6x	5.2x

*	Fixed charges include interest expense plus a factor for implied interest included in operating leases.

This next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and current maturities, at December 31, 2003 and 2002. We believe that adjusting this measure for cash and current maturities more appropriately reflects financial leverage, since cash is readily available to repay debt. These adjustments also enable meaningful comparisons to historical periods. Prior to the second quarter of 2002, current debt maturities were essentially zero, and prior to the third quarter of 2001, cash balances were much smaller.

	2003	2002
	(Dollar amounts in millions)
Long-term debt	$1,012	$809
Current debt maturities	119	128
Cash and cash equivalents	(444)	(225)

Net debt, after adjustments	$687	$712

Total capitalization	$3,264	$2,903
Current debt maturities	119	128
Cash and cash equivalents	(444)	(225)

Total capitalization, after adjustments	$2,939	$2,806

Debt to total capitalization
Before adjustments	31.0%	27.9%

After adjustments	23.4%	25.4%

Total debt increased $195 million from year-end 2002, primarily due to the issuance of $200 million in 10-year notes at a 4.7% coupon rate in March 2003, and the issuance of $150 million in 15-year notes at a 4.4% coupon rate in June 2003. We issued this debt to take advantage of current low interest rates and to extend maturities. These increases were offset by debt repayments of approximately $144 million. In the first quarter of 2003, we also liquidated an interest rate swap agreement and received $40 million in cash proceeds. The proceeds from the notes and liquidation of the swap agreement will be used for repayment of existing debt (approximately $470 million comes due through the first quarter 2005), stock repurchases, the financing of future acquisitions, and other general corporate purposes.

Obligations having scheduled maturities are the primary source of Leggett’s debt capital. At the end of 2003, these obligations consisted primarily of our medium-term notes. Our public debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+. We have maintained an ‘A’ rating on our debt for over a decade.

The secondary source of Leggett’s debt capital consists of a $300 million commercial paper program supported by $340 million in revolving credit agreements. Leggett has had no commercial paper outstanding during the last three years. To further facilitate the issuance of debt capital, $150 million remains available under our $500 million shelf registration. We believe that we have sufficient unused committed credit to ensure that future capital resources are adequate for our ongoing operations and growth opportunities. Additional details of long-term debt are discussed in Note F of the Notes to Consolidated Financial Statements.

Uses of Capital Resources

The Company’s investments to modernize and expand manufacturing capacity totaled $389 million in the last three years. In 2004, management anticipates capital spending will approximate $135 million, primarily for maintaining and expanding production capacity. During the last three years, the Company employed $261 million of cash (net of cash acquired) in acquisitions. In 2003, 15 businesses were acquired for $120 million in cash (net of cash acquired). We also assumed $21 million of acquired companies’ debt and other liabilities. Of the 15 acquisitions in 2003, nine should add about $60 million in annual sales to Residential Furnishings, three should contribute approximately $140 million to Commercial Fixturing & Components, and three should increase Specialized Products sales by around $20 million. Additional details of acquisitions are discussed in Note B of the Notes to Consolidated Financial Statements. Segment details are shown in Note K of the Notes to Consolidated Financial Statements.

Cash dividends on the Company’s common stock in the last three years totaled $292 million and increased at an 8.7% compounded annual rate. Our long-term target for dividend payout is approximately one-third of the prior three-years’ average earnings. Calculated in the same manner as our target, dividend payout was 51.3% in 2003, 43.7% in 2002 and 38.8% in 2001. As earnings recover, we expect to move back toward the 30-35% dividend payout target.

Company purchases of its common stock (net of issuances) totaled $79 million in 2003, $81 million in 2002, and $51 million in 2001. These purchases were made primarily to replace shares issued in employee stock plans.

Each year, the Board of Directors authorizes management, at its discretion, to buy up to two million shares of Leggett stock for use in employee benefit plans or for other purposes. This authorization is continuously replenished as shares acquired are reissued. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

At the end of the third quarter 2000, the Board of Directors authorized management to repurchase up to an additional 10 million shares of Leggett stock. The Board of Directors has continued this authorization for an additional period expiring in September 2004. As of December 31, 2003, we had acquired approximately 2.9 million shares under this authorization. A specific repurchase schedule has not been established under this authorization. The amount and timing of purchases will depend on economic and market conditions, acquisition activity, and other factors.

The following table summarizes Leggett’s future contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollar amounts in millions)
Long-term debt*	$1,109	$119	$471	$111	$408
Operating leases	119	35	44	24	16
Purchase obligations**	430	430	—	—	—
Other long-term obligations	42	—	13	5	24

Total contractual cash obligations	$1,700	$584	$528	$140	$448

*—Long-term	debt excludes $23 million of market value adjustments related to interest rate swap agreements and includes $37 million of capitalized leases. The long-term debt payment schedule presented above could be accelerated if the Company was not able to make its principal and interest payments when due. However, we believe we have sufficient capital resources to satisfy these obligations.
**—Purchase	obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating the Company’s facilities.

Restructuring Activity

During 2003, Leggett divested two small operations, and closed or consolidated six other facilities. Results of operations for 2003 include charges of approximately $2 million relating to these activities, offset by a

$3 million gain on the sale of a tubing fabrication business. Certain other facilities are currently being reviewed and may be consolidated or closed during 2004. We anticipate only modest restructuring charges from these activities, in line with those recognized the past few years.

During 2002, we announced the divestiture or closure of seven operations. Three of these facilities were in the Aluminum Products segment, two were in Commercial Fixturing & Components, and two were in Residential Furnishings. In September 2002, we sold our remaining aluminum smelting facility and a tool & die operation, and in November 2002, we sold a small die casting plant. Leggett also announced the closing of two Fixture & Display facilities, the largest of which served the telecom industry. Finally, we closed two fiber operations in our Residential Furnishing segment. Restructuring charges related to these activities totaled $15 million.

During 2001 we closed or consolidated 12 operations. Seven of these facilities were in Residential Furnishings, including four fiber operations, two foam businesses, and one small bedding components plant. In Commercial Fixturing & Components, two Fixture & Display operations were consolidated into other facilities, and another was sold. A wire drawing plant in Industrial Materials was closed. And finally, in Specialized Products, we closed a small automotive operation in Europe. Restructuring charges totaled $18 million in 2001.

Restructuring liabilities are not material to the Company’s balance sheet. Adjustments of previously established accruals relating to restructuring activities have been negligible.

Seasonality

The percent of consolidated net sales by quarter, excluding the impact of acquisitions, is as follows for the last three years:

	2003	2002	2001
First Quarter	23.9%	23.8%	24.9%
Second Quarter	26.0	26.0	24.9
Third Quarter	26.3	26.2	26.4
Fourth Quarter	23.8	24.0	23.8

Year	100.0%	100.0%	100.0%

The Company does not experience significant seasonality, however, as indicated in the above table, quarter-to-quarter sales can vary in proportion to the total year by about 2.5%. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of our businesses. In each of the three years presented, the economic slowdown impacted our various businesses and “normal” seasonality was likely somewhat distorted. Nevertheless, for the Company as a whole, the second and third quarters have proportionately greater sales, while the first and fourth quarters are generally lower.

Residential Furnishings typically has the strongest sales in the second and third quarters due to increased consumer demand for bedding and furniture during the late summer and fall months. Commercial Fixturing & Components generally has heavy third quarter sales of its store fixtures products, with the first and fourth quarters normally lower. This aligns with the industry’s normal construction cycle, and the opening of new stores and completion of remodeling projects in advance of the holiday season. Aluminum Products sales are proportionately greater in the first two calendar quarters due to typically stronger spring and early summer demand for barbeque grills. Industrial Materials sales peak in the third and fourth quarters from higher demand for bedding products and seasonal demand for wire ties used for baling cotton (which is typically harvested in the early fall). Specialized Products has relatively little quarter-to-quarter variation in sales, although the automotive business is somewhat heavier in the second and fourth quarters of the year and somewhat lower in the third quarter, due to model changeovers and plant shutdowns in the automobile industry during the summer.

New Financial Accounting Standards Board Statements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” This Interpretation addresses consolidation by business enterprises of variable interest entities. If a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements by March 31, 2004. The Company has a small number of insignificant interests that could be affected by these new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Disclosures About Market Risk

Leggett & Platt, Incorporated and Subsidiaries

(Unaudited)

(Dollar amounts in millions)

INTEREST RATE

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. During 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, are used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under the $350 interest rate swap agreement for $39.9. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was greater than its carrying value by $14.3 and $32.1 at December 31, 2003, and 2002, respectively. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 2003 and December 31, 2002 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2004	2005	2006	2007	2008	Thereafter	2003	2002
Principal fixed rate debt	$100.0	$375.0	$75.0	$25.0	$71.5	$370.2	$1,016.7	$434.7
Average interest rate	6.98%	2.17%	7.12%	7.40%	6.31%	4.71%	4.35%	6.60%
Principal variable rate debt	14.5	.5	—	2.0	—	33.0	50.0	398.8
Average interest rate	1.45%	1.13%	—	1.30%	—	1.27%	1.32%	1.59%
Miscellaneous debt**							64.9	102.8

Total debt							1,131.6	936.3
Less: current maturities							(119.4)	(127.7)

Total long-term debt							$1,012.2	$808.6

**	Miscellaneous debt includes $23.1 in 2003 and $48.8 in 2002 of market adjustments resulting from the interest rate swap agreements.

CROSS-CURRENCY SWAP AGREEMENT

In December 2003, the Company entered into a 38.3 million Swiss Francs (CHF) five-year, cross-currency swap agreement with Wachovia Bank, N.A. This agreement is designated as a net investment hedge. The purpose of this swap is to hedge the CHF denominated assets with a CHF denominated liability, thereby reducing volatility of exposure to the CHF. In addition, the terms of this agreement include that the Company will receive interest on $30 USD at a fixed rate of 6.35% and pay interest on 38.3 million (CHF) at a fixed rate of 4.71%. At December 31, 2003, the market value of the cross-currency swap was approximately $(.5).

EXCHANGE RATE

The Company does not hedge all net foreign currency exposures related to transactions denominated in other than its functional currencies. The Company may occasionally hedge specific commitments or other anticipated cash flows in foreign currencies.

The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 2003 was approximately $17.7 ($13.6 Pay USD/Receive MXN; $2.6 Pay GBP/Receive USD; and $1.5 Pay USD/Receive CNY). The highest amount during 2003 was approximately $18.7 ($14.1 Pay USD/Receive MXN; $2.9 Pay GBP/Receive USD; $1.5 Pay USD/Receive CNY; and $.2 Pay GBP/Receive CAD). The USD/MXN contracts hedge anticipated fixed expenses and the remaining contracts hedge specific asset or liability exposures.

The Company views its investment in foreign subsidiaries as a long-term commitment. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries subject to translation exposure at December 31 is as follows:

Functional Currency	2003	2002
Canadian Dollar	$254.7	$211.6
European Currencies	271.0	221.9
Mexican Peso	49.8	60.5
Other	61.0	33.4

	$636.5	$527.4

NATURAL GAS ENERGY SWAP AGREEMENTS

The Company has hedged about 60% of its anticipated domestic and Canadian natural gas purchases through June 2004, of which approximately $9.5 remain outstanding at December 31, 2003. The average price under the contracts is $5.63 per mmbtu. There was no significant gain or loss on these contracts, realized or unrealized, as of December 31, 2003.

COMMODITY PRICE

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices, except as noted above. The principal commodity price exposure is aluminum, of which the Company had an estimated $36 (at cost) in inventory at December 31, 2003 and 2002, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data included in this Report are listed in Item 15 and begin immediately after Item 15, and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

An evaluation as of the period ending December 31, 2003 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The section entitled “Proposal No. 1—Election of Directors” and subsections entitled “Board Structure and Committee Composition” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2004, are incorporated by reference.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s Internet Web site at http://www.leggett.com, Investor Relations, Corporate Governance. Each of these documents is available in print to any shareholder, without charge, upon request. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K by posting any amendment or waiver to its Financial Code of Ethics, within five business days, on its website at the above address for at least a 12 month period. The Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsection entitled “Director Compensation,” and the section entitled “Executive Compensation and Related Matters” (excluding the subsection “Compensation Committee Report on Executive Compensation”) in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2004, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2004, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The section entitled “Related Party Transactions” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2004 is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The section entitled “Independent Auditor Fees and Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2004, is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1. Financial Statements, Notes and Financial Statement Schedule Covered by Report of Independent Auditors.

The Financial Statements and Financial Statement Schedule listed below are included in this Report:

•	Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2003

•	Consolidated Balance Sheets at December 31, 2003 and 2002

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

•	Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003

•	Notes to Consolidated Financial Statements

•	Quarterly Summary of Earnings (Unaudited)

•	Schedule for each of the years in the three-year period ended December 31, 2003

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

3. Reports on Form 8-K filed during the last quarter of 2003—A Form 8-K was filed on October 16, 2003 under Item 12 “Results of Operations and Financial Condition” where the Company furnished information regarding financial results for the third quarter ended September 30, 2003.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended December 31
	2003	2002	2001
	(Dollar amounts in millions, except per share data)
Net sales	$4,388.2	$4,271.8	$4,113.8
Cost of goods sold	3,616.5	3,450.1	3,296.9

Gross profit	771.7	821.7	816.9
Selling and administrative expenses	409.9	394.2	415.2
Amortization of excess cost of purchased companies (in 2001 only) and other intangibles	8.4	10.2	39.9
Restructuring and other (income) deductions, net	(1.9)	16.7	10.6

Earnings before interest and income taxes	355.3	400.6	351.2
Interest expense	46.9	42.1	58.8
Interest income	6.7	5.0	4.9

Earnings before income taxes	315.1	363.5	297.3
Income taxes	109.2	130.4	109.7

Net earnings	$205.9	$233.1	$187.6

Earnings per share
Basic	$1.05	$1.17	$.94

Diluted	$1.05	$1.17	$.94

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$443.9	$225.0
Accounts and notes receivable, less allowance of $17.9 in 2003 and $19.4 in 2002	680.7	569.0
Inventories
Finished goods	316.5	326.8
Work in process	80.0	71.1
Raw materials and supplies	242.9	237.1
LIFO reserve	(11.1)	(9.3)

Total inventories	628.3	625.7
Other current assets	66.5	68.3

Total current assets	1,819.4	1,488.0
Property, Plant and Equipment—at cost
Machinery and equipment	1,325.1	1,242.1
Buildings and other	680.0	648.1
Land	61.7	62.0

Total property, plant and equipment	2,066.8	1,952.2
Less accumulated depreciation	1,099.7	991.5

Net property, plant and equipment	967.1	960.7
Other Assets
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $115.0 in 2003 and $112.2 in 2002	989.5	898.0
Other intangibles, less accumulated amortization of $35.1 in 2003 and $46.1 in 2002	44.0	36.8
Sundry	69.7	117.6

Total other assets	1,103.2	1,052.4

Total Assets	$3,889.7	$3,501.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$119.4	$127.7
Accounts payable	195.2	181.9
Accrued expenses	223.8	201.6
Other current liabilities	87.5	86.8

Total current liabilities	625.9	598.0
Long-Term Debt	1,012.2	808.6
Other Liabilities	42.4	38.2
Deferred Income Taxes	95.2	79.4
Shareholders’ Equity
Capital stock
Preferred stock— authorized, 100.0 shares; none issued Common stock—authorized, 600.0 shares of $.01 par value; issued 198.8 shares in 2003 and 2002, respectively	2.0	2.0
Additional contributed capital	433.7	422.9
Retained earnings	1,788.3	1,687.3
Accumulated other comprehensive income (loss)	34.4	(39.0)
Less treasury stock—at cost (6.7 and 4.3 shares in 2003 and 2002, respectively)	(144.4)	(96.3)

Total shareholders’ equity	2,114.0	1,976.9

Total Liabilities and Shareholders’ Equity	$3,889.7	$3,501.1

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2003	2002	2001
	(Dollar amounts in millions)
Operating Activities
Net earnings	$205.9	$233.1	$187.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	158.6	154.4	156.7
Amortization	8.4	10.2	39.9
Deferred income tax expense (benefit)	15.9	17.7	(19.6)
Other	7.3	8.1	(11.7)
Other changes, excluding effects from purchases of companies
(Increase) decrease in accounts receivable, net	(79.5)	(.6)	84.6
(Increase) decrease in inventories	27.4	(24.5)	84.7
(Increase) decrease in other current assets	(.8)	(3.7)	3.1
Increase (decrease) in accounts payable	8.0	18.7	(20.3)
Increase in accrued expenses and other current liabilities	44.1	42.5	29.5

Net Cash Provided by Operating Activities	395.3	455.9	534.5
Investing Activities
Additions to property, plant and equipment	(136.6)	(124.0)	(128.0)
Purchases of companies, net of cash acquired	(120.4)	(45.6)	(95.1)
Proceeds from liquidation of interest rate swap agreement	39.9	—	—
Other	11.0	23.3	41.9

Net Cash Used for Investing Activities	(206.1)	(146.3)	(181.2)
Financing Activities
Additions to debt	355.2	15.7	49.1
Payments on debt	(143.8)	(110.7)	(108.7)
Dividends paid	(102.7)	(96.3)	(92.5)
Issuances of common stock	3.8	13.2	11.9
Purchases of common stock	(82.8)	(93.7)	(63.2)

Net Cash Provided by (Used for) Financing Activities	29.7	(271.8)	(203.4)

Increase in Cash and Cash Equivalents	218.9	37.8	149.9
Cash and Cash Equivalents—Beginning of Year	225.0	187.2	37.3

Cash and Cash Equivalents—End of Year	$443.9	$225.0	$187.2

Supplemental Information
Interest paid	$53.8	$46.8	$65.4
Income taxes paid	93.7	110.9	125.5
Property, plant and equipment acquired through capital leases	3.3	31.9	3.9
Liabilities assumed of acquired companies	21.2	2.5	21.0
Common stock issued for acquired companies	—	—	1.2
Common stock issued for employee stock plans	33.1	35.9	34.6

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year ended December 31
	2003	2002	2001
	(Dollar amounts in millions, except per share data)
Common Stock
Balance, beginning and end of period	$2.0	$2.0	$2.0

Additional Contributed Capital
Balance, beginning of period	$422.9	$419.3	$423.5
Stock options and benefit plans transactions	14.2	12.6	10.2
Treasury stock issued	(4.1)	(12.8)	(19.9)
Tax benefit related to stock options	.7	3.8	5.5

Balance, end of period	$433.7	$422.9	$419.3

Retained Earnings
Balance, beginning of period	$1,687.3	$1,552.7	$1,460.0
Net earnings	205.9	233.1	187.6
Cash dividends declared (per share: 2003—$.54; 2002—$.50; 2001—$.48)	(104.9)	(98.5)	(94.9)

Balance, end of period	$1,788.3	$1,687.3	$1,552.7

Treasury Stock
Balance, beginning of period	$(96.3)	$(51.6)	$(46.3)
Treasury stock purchased	(83.3)	(96.7)	(71.8)
Treasury stock issued	35.2	52.0	66.5

Balance, end of period	$(144.4)	$(96.3)	$(51.6)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(39.0)	$(55.8)	$(45.4)
Foreign currency translation adjustment	73.4	16.8	(10.4)

Balance, end of period	$34.4	$(39.0)	$(55.8)

Total Shareholders’ Equity	$2,114.0	$1,976.9	$1,866.6

Comprehensive Income
Net earnings	$205.9	$233.1	$187.6
Foreign currency translation adjustment (net of income tax expense: 2003—$1.6; 2002—$3.1; 2001—$.3)	73.4	16.8	(10.4)

Total Comprehensive Income	$279.3	$249.9	$177.2

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except per share data)

December 31, 2003, 2002 and 2001

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

Inventories: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 50% of the inventories at December 31, 2003 and 2002. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 2003 and 2002 approximated replacement cost.

Depreciation, Amortization and Asset Impairment: Property, plant and equipment are depreciated by the straight-line method. The rates of depreciation range from 7% to 25% for machinery and equipment, 3% to 7% for buildings and 12% to 33% for other items. Accelerated methods are used for tax purposes.

Intangibles, other than goodwill, are amortized by the straight-line method over their estimated lives. The rates of amortization range from 5% to 33%. In accordance with SFAS No. 142 and 144, long-lived assets, including intangibles, are evaluated annually for probable recovery of their carrying amount. Appropriate adjustment, using current market values, estimates of future cash flows and other methods, is made when recovery of the carrying amount is not reasonably assured.

Goodwill Amortization: As required by SFAS No. 142, the excess cost of purchased companies over net assets acquired (goodwill) ceased being amortized beginning January 1, 2002. Net earnings adjusted to exclude goodwill amortization expense for the year ended December 31, 2001 would have increased $20.2, from $187.6 to $207.8. Basic and diluted earnings per share adjusted to exclude goodwill amortization would have increased $.10, from $.94 to $1.04.

Stock-Based Compensation: Prior to 2003, the Company applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, in 2002 and 2001, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation.” The Company selected the prospective transition method permitted by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosures.” Accordingly, the Company began expensing stock options for any options granted after January 1, 2003 and the 15% discount for employee stock plans.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	2003	2002	2001
Net earnings – as reported	$205.9	$233.1	$187.6
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	7.5	4.9	5.9

Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(9.2)	(11.1)	(12.4)

Pro forma net income	$204.2	$226.9	$181.1

Earnings per share
Basic – as reported	$1.05	$1.17	$.94
Basic – pro forma	1.04	1.14	.91
Diluted – as reported	1.05	1.17	.94
Diluted – pro forma	1.04	1.14	.90

Restructuring Costs: As required, the Company implemented SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in 2003. This Statement supercedes previous accounting guidance, principally Emerging Issue Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial statements. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. Accordingly, SFAS No. 146 may affect the timing of recognizing exit and restructuring costs.

Concentration of Credit Risks, Exposures and Financial Instruments: The Company engages in manufacturing, marketing, and distributing engineered products for markets served by the Company as described in Note K. The Company’s operations are principally in the United States, although the Company also has manufacturing subsidiaries in Canada, Europe, Latin America, Asia and Australia and marketing and distribution operations in those and other areas of the world.

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

From time to time, the Company will enter into contracts to hedge transactions in foreign currencies, natural gas, and interest rates related to fixed rate debt.

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

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Foreign Currency Translation: The functional currency for most foreign operations is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income and expense accounts using monthly average exchange rates. The cumulative effects of translating the functional currencies into the U.S. dollar are included in other comprehensive income. Foreign entities whose functional currency is the U.S. dollar are not significant.

B—Acquisitions

During 2003, the Company acquired 15 businesses for $120.4 in cash, net of cash acquired. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $54.5 of which $43.7 is expected to provide an income tax benefit. The Company has not yet obtained all information required to complete the purchase price allocations related to certain recent acquisitions. The Company does not believe that the additional information will materially modify the preliminary purchase price allocations. These acquired businesses manufacture and distribute products primarily to the commercial fixturing and components and residential furnishings markets, as well as the other markets the Company serves.

The unaudited pro forma consolidated net sales for the years ended December 31, 2003 and 2002 as though the 2003 acquisitions had occurred on January 1 of each year presented were $4,516.3 and $4,545.0, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

During 2002, the Company acquired seven businesses for $45.6 in cash, net of cash acquired. These amounts include additional consideration of $6.9 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $12.4 of which $11.4 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the industrial materials and residential furnishings markets, as well as the other markets the Company serves.

In addition to the seven acquisitions noted above, the Company also acquired in 2002 the assets of a rod mill from a bankrupt steel company. The cost to acquire and refurbish this rod mill is included in expenditures for property, plant and equipment.

During 2001, the Company acquired 10 businesses for $95.1 in cash, net of cash acquired, and 61,026 shares of common stock valued at $1.2. These amounts include additional consideration of $13.7 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired increased goodwill by $64.3 of which $43.2 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the commercial fixturing and components and industrial materials markets, as well as the other markets the Company serves.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired company’s results of operations exceed certain targeted levels. Such additional consideration is payable in cash, and is recorded when earned as additional purchase price. The maximum amount of additional consideration remaining at December 31, 2003 is approximately $38 and will be payable, if earned, through 2006.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products	Total
Balance as of January 1, 2002	$282.5	$351.7	$86.5	$29.3	$129.0	$879.0
Goodwill acquired during year	3.4	1.7	—	—	7.3	12.4
Goodwill written off related to sale or closure of facilities	—	—	(3.2)	—	—	(3.2)
Foreign currency translation adjustment/other	3.7	.4	—	.3	5.4	9.8

Balance as of December 31, 2002	289.6	353.8	83.3	29.6	141.7	898.0
Goodwill acquired during year	34.1	10.9	—	—	9.5	54.5
Goodwill written off related to sale of facilities	(.1)	—	—	—	—	(.1)
Foreign currency translation adjustment/other	13.5	7.7	—	.3	15.6	37.1

Balance as of December 31, 2003	$337.1	$372.4	$83.3	$29.9	$166.8	$989.5

Intangible assets acquired during 2003 and 2002 are as follows:

	2003		2002
	Gross Carrying Amount	Weighted Average Amortization Period In Years	Gross Carrying Amount	Weighted Average Amortization Period In Years
Non-compete agreements	$5.3	6.9	$1.9	4.0
Patents	2.7	10.7	1.6	11.1
Acquisition intangibles, deferred financing and other costs	8.3	8.4	.8	2.6

	$16.3	8.3	$4.3	5.4

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount and accumulated amortization by major amortized intangible asset class is as follows:

	December 31
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$30.1	$19.0	$26.2	$17.6
Patents	25.7	7.3	24.7	6.9
Acquisition intangibles, deferred financing and other costs	23.3	8.8	32.0	21.6

	$79.1	$35.1	$82.9	$46.1

Aggregate amortization expense for other intangible assets was $8.4, $10.2 and $11.9 for the years ended December 31, 2003, 2002 and 2001, respectively.

Estimated amortization expense for each of the five years following 2003 is as follows:

Year ended December 31
2004	$8.2
2005	5.9
2006	4.9
2007	4.0
2008	3.6

D—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	2003	2002	2001
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	196,548,473	198,971,465	199,457,481

Net earnings	$205.9	$233.1	$187.6

Earnings per share	$1.05	$1.17	$.94

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	196,548,473	198,971,465	199,457,481
Additional dilutive shares principally from the assumed exercise of outstanding stock options	405,403	823,730	977,404

	196,953,876	199,795,195	200,434,885

Net earnings	$205.9	$233.1	$187.6

Earnings per share	$1.05	$1.17	$.94

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, and other current liabilities at December 31 consist of the following:

	2003	2002
Sundry assets
Market value of interest rate swaps	$.6	$48.8
Prepaid pension costs	40.4	40.3
Other	28.7	28.5

	$69.7	$117.6

Accrued expenses
Wages and commissions payable	$59.7	$56.1
Workers’ compensation, medical, auto and product liability insurance	45.1	44.6
Sales promotions	32.2	26.2
Other	86.8	74.7

	$223.8	$201.6

Other current liabilities
Outstanding checks in excess of book balances	$42.9	$46.5
Dividends payable	26.7	25.0
Other	17.9	15.3

	$87.5	$86.8

F—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2003	2002
Medium-term notes, average interest rates of 4.3% for 2003 and 2002, due dates through 2018	$1,025.5	$770.0
Market value adjustment related to medium-term notes’ interest rate swaps	23.1	48.8
Industrial development bonds, principally variable interest rates of 2.0% and 2.1% for 2003 and 2002, respectively, due dates through 2030	41.2	43.5
Capitalized leases	37.2	39.7
Other, partially secured	4.6	34.3

	1,131.6	936.3
Less current maturities	119.4	127.7

	$1,012.2	$808.6

The Company had interest rate swap agreements on $14 of its fixed-rate medium-term notes at December 31, 2003 and $364 at December 31, 2002. These swap agreements, which convert fixed rate debt to variable rate debt, contain the same payment dates as the original issues, and are used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In accordance with SFAS No. 133, the market value of these swaps is shown as an adjustment of the corresponding debt’s market value in the preceding table. Other assets include the corresponding market value of the interest rate swaps.

During the first quarter of 2003, the Company liquidated the interest rate swap agreement on the $350 medium-term note, and received $39.9 in cash proceeds. The market value adjustment at the date the swap

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was liquidated (equivalent to the proceeds from liquidation of the swap agreement) will be amortized as a reduction of interest expense over the remaining life of the medium-term note. The unamortized market value adjustment of the swap agreement liquidated was $22.5, and the market value of the $14 swap agreement was $.6, for a total of $23.1 at December 31, 2003.

On December 16, 2003, the Company entered into a cross-currency swap agreement with Wachovia Bank, N.A. See Note N for more discussion of this agreement.

At December 31, 2003, the revolving credit agreements provided for a maximum line of credit of $339.5. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank’s base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreements. Agreement amounts of $106.5 will terminate August 22, 2004; $20.0 will terminate July 31, 2004 and $213.0 will terminate July 31, 2008, at which time any outstanding balances will become due. There were no amounts outstanding under the revolving credit agreements at December 31, 2003.

The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt and require net earnings to meet or exceed specified levels of funded debt.

Maturities of long-term debt for each of the five years following 2003 are:

Year ended December 31
2004	$119.4
2005	393.9
2006	77.5
2007	29.5
2008	81.7

G—Lease Obligations

The Company conducts certain operations in leased premises and also leases most of its automotive and trucking equipment and some other assets. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense entering into the determination of results of operations was $55.4, $49.9 and $47.3 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

Year ended December 31
2004	$35.3
2005	25.1
2006	19.0
2007	13.9
2008	10.3
Later years	15.6

$119.2

The above lease obligations expire at various dates through 2012. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H—Capital Stock

Stock Activity

Activity in the Company’s stock accounts for each of the three years ended December 31 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2001	198,777,750	(2,680,551)
Shares issued	20,000	3,607,684
Treasury stock purchased	—	(3,426,730)

Balance, December 31, 2001	198,797,750	(2,499,597)
Shares issued	1,793	2,344,708
Treasury stock purchased	—	(4,146,034)

Balance, December 31, 2002	198,799,543	(4,300,923)
Shares issued	—	1,614,003
Treasury stock purchased	—	(4,009,929)

Balance, December 31, 2003	198,799,543	(6,696,849)

The Company issues shares for employee stock plans (see Note I) and acquisitions. The Company purchases its common stock to meet the requirements of the employee stock plans, to replace shares issued in acquisitions and to satisfy contractual obligations. The Company will also receive shares in stock option exercises.

Stock Options

At December 31, 2003, the Company had 16,541,543 common shares authorized for issuance under stock option plans. Generally, options become exercisable in varying installments, beginning 18 months after the date of grant, have a maximum term of 10 years, and are issued with exercise prices at market. However, the Company allows senior managers to elect to receive below-market stock options in lieu of cash salary and bonus. These options include a discount feature which does not exceed 15% and have a term of 15 years. A summary of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at January 1, 2001	11,265,309	$12.38
Granted	2,010,031	15.22
Exercised	(2,622,995)	9.93
Forfeited	(732,591)	14.15

Outstanding at December 31, 2001	9,919,754	13.48
Granted	1,690,923	19.39
Exercised	(1,303,610)	12.27
Forfeited	(255,340)	19.03

Outstanding at December 31, 2002	10,051,727	14.49
Granted	2,237,727	14.39
Exercised	(344,051)	11.84
Forfeited	(609,805)	21.64

Outstanding at December 31, 2003	11,335,598	$14.17

Options exercisable at
December 31, 2003	7,716,615	$12.89
December 31, 2002	7,051,541	12.73
December 31, 2001	5,604,070	12.84

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ .01–$ 5.00	3,643,714	11.1	$2.74	3,065,132	$2.49
5.01– 13.50	—	—	—	—	—
13.51– 18.00	2,851,795	7.8	17.46	1,087,663	17.22
18.01– 26.00	4,840,089	6.2	20.83	3,563,820	20.52

$ .01–$26.00	11,335,598	8.2	$14.17	7,716,615	$12.89

The following table summarizes the weighted-average fair value per share of each option granted during the years 2003, 2002 and 2001 as of the grant date. These values are calculated using the Black-Scholes option pricing model based on these weighed-average assumptions.

	2003	2002	2001
Weighted-average fair value of options:
Granted at market price	3.35	4.92	4.20
Granted below market price	9.44	11.53	11.70
Weighted-average exercise price of options:
Granted at market price	18.27	22.28	17.75
Granted below market price	4.09	4.48	4.22
Principal assumptions
Risk-free interest rate	2.9%	3.9%	4.9%
Expected life in years	6.4	5.9	5.8
Expected volatility (over expected life)	29.3%	28.7%	29.2%
Expected dividend yield (over expected life)	4.4%	3.4%	3.4%

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

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I—Employee Benefit Plans

The following table and other information in this footnote provide information at December 31 as to the Company’s sponsored domestic and foreign defined benefit pension plans as required by the SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In adopting the disclosure requirements of SFAS No. 132 (revised 2003), prior years’ information has been restated to include certain foreign and other plans that were previously considered insignificant in the aggregate. The Company uses a September 30 measurement date for the majority of its plans.

	2003	2002	2001
Change in Benefit Obligation
Benefit obligation, beginning of period	$155.5	$138.4	$130.1
Service cost	4.2	4.1	3.7
Interest cost	9.0	8.4	7.6
Plan participants’ contributions	5.6	5.5	5.1
Actuarial (gains) losses	1.1	2.1	(.6)
Benefits paid	(9.9)	(7.5)	(7.6)
Foreign currency exchange rate changes	2.7	1.4	(.1)
Plan amendments and acquisitions	—	3.1	.2

Benefit obligation, end of period	168.2	155.5	138.4
Change in Plan Assets
Fair value of plan assets, beginning of period	154.2	172.1	194.1
Actual return on plan assets	21.3	(18.4)	(20.7)
Employer contributions	1.5	1.4	1.3
Plan participants’ contributions	5.6	5.5	5.1
Benefits paid	(9.9)	(7.5)	(7.6)
Foreign currency exchange rate changes	1.8	1.1	(.1)

Fair value of plan assets, end of period	174.5	154.2	172.1
Plan Assets Over (Under) Benefit Obligations	6.3	(1.3)	33.7
Unrecognized net actuarial (gains) losses	24.8	33.0	(1.0)
Unrecognized net transition asset	.1	.1	.1
Unrecognized prior service cost	2.6	2.8	(.2)

Prepaid pension cost (net of accrued benefit liabilities of $6.6, $5.7 and $5.0 in 2003, 2002 and 2001, respectively)	$33.8	$34.6	$32.6

Components of Net Pension Income (Expense)
Service cost	$(4.2)	$(4.1)	$(3.7)
Interest cost	(9.0)	(8.4)	(7.6)
Expected return on plan assets	12.4	14.0	15.3
Amortization of net transition asset	(.1)	(.1)	.3
Recognized net actuarial gain (loss)	(1.4)	(.8)	2.0

Net pension income (expense)	$(2.3)	$.6	$6.3

Weighted Average Assumptions
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	7.9%	7.9%	7.9%
Rate of compensation increase	4.5%	4.5%	4.4%

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The overall expected long-term rate of return is based on the plans’ historical experience and expectations of future returns based upon the plans’ diversification of investment holdings.

The accumulated benefit obligation for all defined benefit pension plans was $152.4, $139.7 and $124.7 at December 31, 2003, 2002 and 2001, respectively.

Certain plans have accumulated benefit obligations in excess of plan assets at December 31 as follows:

	2003	2002	2001
Foreign Plans
Projected/accumulated benefit obligation	$14.9	$18.1	$10.6
Fair value of plan assets	7.9	12.0	7.8
Domestic Plans
Projected benefit obligation	32.9	34.2	6.2
Accumulated benefit obligation	31.8	32.1	5.1
Fair value of plan assets	27.3	26.3	1.0

For the foreign plans, the difference between the projected benefit obligation and the accumulated benefit obligation is not significant, as many plans’ benefits are based solely on years of service.

Included in the domestic plans above is a subsidiary’s unfunded supplemental executive retirement plan. The subsidiary owns insurance policies with cash surrender values of $2.0, $1.9 and $1.8 at December 31, 2003, 2002 and 2001, respectively, for the participants in this non-qualified plan. These insurance policies are not included in the plan’s assets.

Plan assets are invested in a diversified portfolio of equity, debt and government securities, including 126,000 shares of the Company’s common stock at December 31, 2003.

The Company’s weighted average asset allocations at December 31, by asset category, are as follows:

	2003	2002	2001
Equity securities	58%	67%	77%
Debt securities	27	20	16
Other	15	13	7

	100%	100%	100%

The Company’s investment policy and strategies are established with a long-term view in mind. The Company strives for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value that might occur from devaluation of any single investment. In determining the appropriate asset mix, the Company’s financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. The Company’s weighted average target percentages of the asset portfolios are 67% equities and 33% bonds.

The Company expects to contribute $1.5 to its defined benefit pension plans in 2004.

Contributions to union sponsored, defined benefit, multiemployer pension plans were less than $1.5 in 2003, 2002 and 2001. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. As of 2003, the actuarially computed values of vested benefits for these plans were primarily equal to or less than the assets of the plans. Therefore, the Company would have no material withdrawal liability. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net pension (income) expense, including Company sponsored defined benefit plans, multiemployer plans and other plans, was $7.0, $4.2 and $(.8) in 2003, 2002 and 2001, respectively.

The Company has a Stock Bonus Plan (SBP), which is an Employee Stock Ownership Plan, a nonqualified Executive Stock Unit Program (ESUP) and a Discount Stock Plan (DSP). The SBP and the ESUP provide Company pre-tax contributions of 50% of the amount of employee contributions. Contributions to the ESUP are invested in stock units at 85% of the market price. In addition, the Company matches its contributions when certain profitability levels, as defined in the SBP and the ESUP, have been attained. The ESUP units are considered equivalent to outstanding common shares for accounting and earnings per share purposes. Prior to January 1, 2002, the Company had plans similar to the SBP and ESUP. The Company’s total contributions to these plans were $11.9, $7.8 and $8.3 for 2003, 2002 and 2001, respectively.

Under the DSP, eligible employees may purchase a maximum of 19,000,000 shares of Company common stock. The purchase price per share is 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 765,388 in 2003, 759,938 in 2002, and 1,052,938 in 2001. Purchase prices ranged from $16 to $22 per share. Since inception of the DSP in 1982, a total of 17,992,923 shares have been purchased by employees.

Upon the adoption of SFAS No. 123 on January 1, 2003, (see Note A), the Company began charging the 15% discount for the above stock plans to expense as shares or units are issued.

J—Income Taxes

The components of earnings before income taxes are as follows:

	Year ended December 31
	2003	2002	2001
Domestic	$247.6	$284.8	$261.0
Foreign	67.5	78.7	36.3

	$315.1	$363.5	$297.3

Income tax expense is comprised of the following components:

	Year ended December 31
	2003	2002	2001
Current
Federal	$66.3	$78.2	$100.9
State and local	4.1	7.3	8.8
Foreign	22.9	27.2	19.6

	93.3	112.7	129.3
Deferred
Federal	14.2	15.1	(9.6)
State and local	3.5	3.4	(1.4)
Foreign	(1.8)	(.8)	(8.6)

	15.9	17.7	(19.6)

	$109.2	$130.4	$109.7

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2003	2002
Property, plant and equipment	$(90.0)	$(78.8)
Accrued expenses	69.1	66.4
Net operating loss and foreign tax credit carryforwards	44.7	39.1
Prepaid pension cost	(16.5)	(16.6)
Intangible assets	(32.3)	(25.0)
Valuation allowance	(24.4)	(22.5)
Other, net	(28.8)	(21.4)

	$(78.2)	$(58.8)

The valuation allowance primarily relates to state and foreign operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions were factors considered in determining the valuation allowance.

No significant amount of carryforwards expire in any one year, but the principal amount of the carry-forwards expire in various years after 2005.

Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits.

Deferred income taxes and withholding taxes have not been provided on undistributed earnings which are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2003 which the Company has deemed to be permanently reinvested is approximately $20. If such earnings were distributed, the resulting income taxes and withholding taxes would be approximately $7 based on present income tax laws, which are subject to change.

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31
	2003	2002
Other current assets	$17.0	$20.6
Deferred income taxes	(95.2)	(79.4)

	$(78.2)	$(58.8)

Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases in rate resulting primarily from state and other jurisdictions	1.5	1.7	1.3
Effect of nondeductible goodwill amortization or write-off on federal statutory rate	—	.2	1.3
Taxes on foreign earnings, including impact of foreign tax credits	(1.8)	(1.0)	(.7)

Effective tax rate	34.7%	35.9%	36.9%

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K—Segment Information

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling, secondary machining and coating, and smelting of aluminum ingot. The Company sold its single remaining smelting operation in 2002. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

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

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT
2003
Residential Furnishings	$2,209.0	$10.4	$2,219.4	$211.5
Commercial Fixturing & Components	957.8	7.2	965.0	26.8
Aluminum Products	453.5	13.2	466.7	35.6
Industrial Materials	369.2	209.6	578.8	37.7
Specialized Products	398.7	55.9	454.6	49.3
Intersegment eliminations				(3.8)
Adjustment to LIFO method				(1.8)

	$4,388.2	$296.3	$4,684.5	$355.3

2002
Residential Furnishings	$2,151.4	$13.5	$2,164.9	$225.8
Commercial Fixturing & Components	892.6	6.0	898.6	48.4
Aluminum Products	472.7	14.6	487.3	31.3
Industrial Materials	395.6	215.6	611.2	51.0
Specialized Products	359.5	47.7	407.2	48.0
Intersegment eliminations				(.7)
Adjustment to LIFO method				(3.2)

	$4,271.8	$297.4	$4,569.2	$400.6

2001
Residential Furnishings	$2,068.8	$11.8	$2,080.6	$179.3
Commercial Fixturing & Components	940.7	3.9	944.6	53.1
Aluminum Products	444.4	15.2	459.6	25.4
Industrial Materials	318.9	208.5	527.4	55.8
Specialized Products	341.0	49.3	390.3	39.6
Intersegment eliminations				(5.5)
Adjustment to LIFO method				3.5

	$4,113.8	$288.7	$4,402.5	$351.2

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation and Amortization
2003
Residential Furnishings	$1,340.9	$51.8	$45.7	$71.2
Commercial Fixturing & Components	950.2	20.8	24.6	30.2
Aluminum Products	376.3	18.5	—	23.0
Industrial Materials	263.2	14.7	—	17.2
Specialized Products	401.3	21.9	14.4	15.8
Unallocated assets	615.3	8.9	—	9.6
Adjustment to year-end vs. average assets	(57.5)

	$3,889.7	$136.6	$84.7	$167.0

2002
Residential Furnishings	$1,257.6	$45.0	$8.1	$69.7
Commercial Fixturing & Components	882.4	11.1	2.9	31.5
Aluminum Products	409.8	19.4	—	23.9
Industrial Materials	269.9	26.5	6.5	17.4
Specialized Products	361.8	16.1	7.9	14.2
Unallocated assets	425.4	5.9	—	7.9
Adjustment to year-end vs. average assets	(105.8)

	$3,501.1	$124.0	$25.4	$164.6

2001
Residential Furnishings	$1,233.9	$73.0	$11.9	$81.5
Commercial Fixturing & Components	944.2	15.3	53.8	49.7
Aluminum Products	437.4	10.6	3.3	24.8
Industrial Materials	260.2	6.1	5.2	15.9
Specialized Products	340.4	11.9	7.1	16.4
Unallocated assets	336.1	11.1	—	8.3
Adjustment to year-end vs. average assets	(139.3)

	$3,412.9	$128.0	$81.3	$196.6

Revenues from external customers, by product line, are as follows:

	Year ended December 31
	2003	2002	2001
Residential Furnishings
Bedding components	$778.7	$798.5	$777.3
Residential furniture components	726.0	720.3	675.5
Finished & consumer products	606.4	544.0	533.0
Other residential furnishings products	97.9	88.6	83.0

	2,209.0	2,151.4	2,068.8
Commercial Fixturing & Components
Store displays, fixtures & storage products	744.0	654.4	707.1
Office furnishings & plastic components	213.8	238.2	233.6

	957.8	892.6	940.7

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31
	2003	2002	2001
Aluminum Products
Die cast products	422.4	420.7	369.7
Smelter, tool & die operations	31.1	52.0	74.7

	453.5	472.7	444.4
Industrial Materials
Wire, wire products & steel tubing	369.2	395.6	318.9

Specialized Products
Automotive products & specialized machinery	398.7	359.5	341.0

	$4,388.2	$4,271.8	$4,113.8

The Company’s operations outside of the United States are principally in Canada, Europe and Mexico. The geographic information that follows regarding sales is based on the area of manufacture. Prior years’ sales information has been restated to be consistent with the current year’s presentation.

	Year ended December 31
	2003	2002	2001
External sales
United States	$3,467.7	$3,426.0	$3,353.4
Canada	424.0	412.2	392.6
Europe	315.1	268.2	237.0
Mexico	135.3	129.1	102.3
Other	46.1	36.3	28.5

	$4,388.2	$4,271.8	$4,113.8

Long-lived assets
United States	$1,551.8	$1,591.1	$1,591.5
Canada	207.8	163.8	159.8
Europe	198.5	175.6	151.2
Mexico	68.0	60.0	66.7
Other	44.2	22.6	21.8

	$2,070.3	$2,013.1	$1,991.0

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

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M—Restructuring Activity

On January 1, 2003, the Company implemented SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” For the years 2002-2001, the Company utilized Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company is engaged in ongoing disposal activities as a result of the continuing rationalization of its facility base. None of the costs associated with such disposal activities have been material to the Company’s earnings or financial position. In addition, future expenditures associated with current restructurings are expected to be less than $1.

Over the last three years, the Company has sold, consolidated or shutdown several facilities, none of which actions (generically referred to as “restructurings”) individually resulted in a material charge to earnings. These restructurings have had the following impact on the Company’s financial statements:

	Year ended December 31
	2003	2002	2001
Charged to cost of goods sold
Inventory write-downs associated with facility restructurings	$—	$1.6	$2.4

Charged to other deductions (income), net
Write-downs of property, plant and equipment	$1.2	$9.3	$5.4
Write-off of goodwill	.1	3.2	4.2
Severance and other restructuring costs, net of proceeds	(1.9)	.8	6.0

	$(.6)	$13.3	$15.6

Restructuring liabilities at year-end	$.6	$3.6	$8.6

Adjustments of previously established liabilities for restructurings have been negligible for 2003-2001. Net sales for the 12-month period prior to divestiture for businesses sold were $23 in 2003, $40 in 2002 and $30 in 2001. The earnings impact from these divested businesses is not material.

N—Derivative Financial Instruments

The Company’s risk management strategies include the use of derivative instruments to manage the fixed/variable interest rate mix of its debt portfolio, to manage its exposure to fluctuating natural gas prices, and to hedge against its exposure to variability in foreign exchange rates. It is the Company’s policy to enter into risk management strategies that reduce forward price exposure by the transfer of price risk to another party. In this sense, hedging is equivalent to purchasing price protection insurance that will lock in future costs. It is the Company’s policy not to speculate in derivative instruments.

The Company manages the fixed/variable interest rate risk of its debt portfolio partially through the use of interest rate swap agreements. During 2000, $350 of 7.65% fixed rate debt maturing in February 2005 and, in 1999, $14 of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. In March 2003, the Company sold its rights under the $350 interest rate swap agreement for $39.9 in cash proceeds.

Currently, the remaining swap converts $14 of fixed rate debt to variable rate debt and is designated as a fair value hedge. As such, this swap is carried at fair value. Changes in the fair value of this swap and that of the related debt are recorded in “Interest expense” in the accompanying statement of income. The fair value of these swaps was $.6 as of December 31, 2003 and $48.8 as of December 31, 2002.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is hedging 60% of its anticipated domestic and Canadian natural gas purchases under contract through mid-2004. The Company’s use of these contracts is to manage its exposure to fluctuating natural gas prices. The outstanding contracts were approximately $9.5 as of December 31, 2003. The average price under these contracts is $5.63 per mmbtu. Through December 31, 2003, there was no significant gain or loss, realized or unrealized, on these contracts.

The Company designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on certain cash flows denominated in foreign currencies. In December 2003, the Company minimized the volatility of cash flows caused by currency fluctuations by hedging 70% of the expected Peso expenses for certain Mexican subsidiaries through 2004. The changes in fair value of the unexpired contracts will be recorded in other comprehensive income. The amount of contracts outstanding at December 31, 2003 was approximately $13.6 (pay USD/receive MXN). The fair value of these contracts at December 31, 2003 was inconsequential.

In December 2003, the Company entered into a 38.3 Swiss Francs (CHF) five-year, cross-currency swap agreement with Wachovia Bank, N.A. This agreement is designated as a net investment hedge of the Company’s Swiss subsidiaries. The purpose of this swap is to reduce volatility of exposure to the Swiss Franc. At December 31, 2003, there was no significant gain or loss under this agreement. In addition, the terms of this agreement include that the Company will receive interest on $30 at a fixed rate of 6.35% and pay interest on 38.3 CHF at a fixed rate of 4.71%.

REPORT OF INDEPENDENT AUDITORS

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

To the Board of Directors and Shareholders of Leggett & Platt, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2003.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002.

/s/    PricewaterhouseCoopers LLP

St. Louis, Missouri

January 28, 2004

Quarterly Summary of Earnings

Leggett & Platt, Incorporated and Subsidiaries

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth	Total
2003
Net sales	$1,037.6	$1,052.7	$1,156.7	$1,141.2	$4,388.2
Gross profit	181.3	183.8	194.7	211.9	771.7
Earnings before income taxes	76.6	72.4	78.1	88.0	315.1
Net earnings	49.4	46.7	50.8	59.0	205.9
Earnings per share
Basic	$.25	$.24	$.26	$.30	$1.05

Diluted	$.25	$.24	$.26	$.30	$1.05

2002
Net sales	$1,022.7	$1,115.3	$1,121.2	$1,012.6	$4,271.8
Gross profit	199.1	229.1	211.3	182.2	821.7
Earnings before income taxes	87.4	109.4	91.0	75.7	363.5
Net earnings	56.2	70.3	57.7	48.9	233.1
Earnings per share
Basic	$.28	$.35	$.29	$.25	$1.17

Diluted	$.28	$.35	$.29	$.25	$1.17

As discussed in Note A of the Notes to Consolidated Financial Statements, the Company began recognizing stock option expense for any options granted after January 1, 2003.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2003
Allowance for doubtful receivables	$19.4	$3.9	$5.4	(A)	$17.9

Inventory writedown reserve	$17.1	$16.8	$4.2		$29.7

Year ended December 31, 2002
Allowance for doubtful receivables	$29.4	$6.5	$16.5	(A)	$19.4

Inventory writedown reserve	$9.7	$8.3	$.9		$17.1

Year ended December 31, 2001
Allowance for doubtful receivables	$16.3	$20.1	$7.0	(A)	$29.4

Inventory writedown reserve	$7.4	$2.3	$—		$9.7

(A)	Uncollectible accounts charged off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/S/ FELIX E. WRIGHT
Felix E. Wright
Chairman and Chief Executive Officer

Dated:  March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S/ FELIX E. WRIGHT Felix E. Wright	Chairman of the Board, & Chief Executive Officer	March 11, 2004

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Vice President & Chief Financial Officer	March 11, 2004

(c) Principal Accounting Officer:

/S/ WILLIAM S. WEIL William S. Weil	Vice President—Corporate Controller	March 11, 2004

(d) Directors:

HARRY M. CORNELL, JR.* Harry M. Cornell, Jr.	Chairman Emeritus

RAYMOND F. BENTELE* Raymond F. Bentele	Director

RALPH W. CLARK* Ralph W. Clark	Director

ROBERT TED ENLOE, III* Robert Ted Enloe, III	Director

RICHARD T. FISHER* Richard T. Fisher	Director

Signature	Title	Date

KARL G. GLASSMAN* Karl G. Glassman	Director

DAVID S. HAFFNER* David S. Haffner	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

FELIX E. WRIGHT* Felix E. Wright	Chairman

*By: /S/ ERNEST C. JETT		March 11, 2004
Ernest C. Jett Attorney-in-Fact Under Power-of-Attorney dated February 11, 2004

EXHIBIT INDEX

Exhibit No.	Document Description
3.1*	Restated Articles of Incorporation of the Company as of May 13, 1987; Amendment, dated May 12, 1993; Amendment, dated May 12, 1999.

3.2*	By-Laws of the Company as amended through February 11, 2004.

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2

Rights Agreement effective February 15, 1999 between the Company and UMB Bank, N.A., as successor Rights Agent to ChaseMellon Shareholder Services, LLC, pertaining to preferred stock rights distributed by the Company, filed December 1, 1998 as Exhibit 4 to the Company’s Form

8-K, is incorporated by reference. (SEC File No. 1-7845)

4.3	Indenture, dated as of November 24, 1999 between the Company and The Chase Manhattan Bank, as Trustee, and Form of Note included therein under Sections 202 and 203 filed as Exhibit 4.1 to Registration Statement No. 333-90443, on Form S-3, filed November 5, 1999, is incorporated by reference.

4.4	Description of $350,000,000 7.65% Notes due February 15, 2005, issued pursuant to the Indenture dated November 24, 1999, filed February 10, 2000 in the Company’s prospectus supplement pursuant to Rule 424(b)(5), is incorporated herein by reference.

4.5	Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.6	Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.1(1)	Restated and Amended Employment Agreement between the Company and Harry M. Cornell, Jr. dated as of August 14, 1996, and Amendment No. 1 to Employment Agreement dated January 1, 1999, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated March 1, 2001 extending term of Employment Agreement, all of which was filed as of March 28, 2002 as Exhibit 10.1(1) to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 1-7845)

10.2(1)	Letter Agreement regarding Restated and Amended Employment Agreement between the Company and Harry M. Cornell, Jr., dated November 15, 2002, filed March 18, 2003 as Exhibit 10.2(1) to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 1-7845)

10.3(1)	Restated and Amended Employment Agreement between the Company and Felix E. Wright dated March 1, 1999, filed March 31, 1999 as Exhibit 10.2(1) to the Company’s Form 10-K for the year ended December 31, 1998; and Amendment No. 1 to the Restated and Amended Employment Agreement of Felix E. Wright, dated October 1, 2002, filed November 13, 2002 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2002; and Letter Agreement between the Company and Felix E. Wright, dated August 6, 2003, filed August 6, 2003 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003; all of which are incorporated by reference. (SEC File No. 1-7845)

10.4(1)	Employment Agreement between the Company and Robert A. Jefferies, Jr. dated November 7, 1990 and Amendment No. 1 to Employment Agreement dated January 1, 1993; filed March 29, 2000 as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 1999, is incorporated by reference. (SEC File No. 1-7845)

10.5(1)	Severance Benefit Agreement between the Company and Harry M. Cornell, Jr. dated May 9, 1984, filed March 29, 2001 as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2000, is incorporated by reference. (SEC File No. 1-7845)

Exhibit No.	Document Description

10.6(1)	Severance Benefit Agreement between the Company and Felix E. Wright dated May 9, 1984, filed March 29, 2001 as Exhibit 10.5(1) to the Company’s Form 10-K for the year ended December 31, 2000, is incorporated by reference. (SEC File No. 1-7845)

10.7(1)	Severance Benefit Agreement between the Company and Robert A. Jefferies, Jr. dated May 9, 1984, filed March 29, 2001 as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2000 is incorporated by reference. (SEC File No. 1-7845)

10.8(1)*	The Company’s 1989 Flexible Stock Plan, as amended and restated May 9, 2001, with Amendment No. 1, dated February 11, 2004.

10.9(1)*	Description of the Company’s Key Management Incentive Compensation Plan as amended as of January 1, 2004.

10.10(1)	The Company’s 1999 Key Officer’s Incentive Plan filed March 31, 1999 as Appendix B to the Company’s definitive Proxy Statement used in connection with the Company’s Annual Meeting of Shareholders held on May 12, 1999, which is incorporated by reference. (SEC File No. 1-7845)

10.11(1)*	Description of long-term disability arrangements between the Company and certain executives.

10.12(1)	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and certain executive officers, filed March 28, 2002, as Exhibit 10.11(1) of the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference. (SEC File No. 1-7845)

10.13(1)	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13(1) to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 1-7845)

10.14(1)	The Company’s Executive Stock Purchase Program adopted June 6, 1989 under the Company’s 1989 Flexible Stock Plan, and effective as of July 1, 1989, as amended; filed March 29, 2000 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999, is incorporated by reference. (SEC File No. 1-7845)

10.15(1)	The Company’s Stock Award Program, filed March 30, 1998 as Exhibit 10.20(1) to the Company’s Form 10-K for the year ended December 31, 1997, is incorporated by reference. (SEC File No. 1-7845)

10.16(1)*	The Company’s Deferred Compensation Program, restated and amended effective as of December 31, 2003.

10.17(1)	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 1-7845)

10.18(1)*	The Company’s Executive Stock Unit Program, adopted under the Company’s 1989 Flexible Stock Plan, as restated and amended effective as of January 1, 2004.

10.19(1)	Employment Agreement between the Company and David S. Haffner, dated July 30, 2001, filed October 31, 2001 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference. (SEC File No. 1-7845)

10.20(1)	Severance Benefit Agreement between the Company and David S. Haffner, dated July 30, 2001, filed October 31, 2001 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference. (SEC File No. 1-7845)

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Schedule of Subsidiaries of Company.

23*	Consent of Independent Accountants.

24*	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

Exhibit No.	Document Description

31.1*	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

32.1*	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

(1)	Denotes management contract or compensatory plan or arrangement.

*Denotes filed or furnished herewith