Form 10-Q
period 2004-03-31
LEGGETT & PLATT INC
filed 2004-05-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common stock outstanding as of May 3, 2004: 191,976,858

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2004	December 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$428.7	$443.9
Accounts and notes receivable	770.5	698.6
Allowance for doubtful accounts	(19.3)	(17.9)
Inventories	660.0	628.3
Other current assets	69.4	66.5

Total current assets	1,909.3	1,819.4

PROPERTY, PLANT & EQUIPMENT, NET	959.9	967.1

OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $115.5 in 2004 and $115.0 in 2003	1,001.8	989.5
Other intangibles, less accumulated amortization of $37.5 in 2004 and $35.1 in 2003	59.8	44.0
Sundry	73.2	69.7

Total other assets	1,134.8	1,103.2

TOTAL ASSETS	$4,004.0	$3,889.7

CURRENT LIABILITIES
Current maturities of long-term debt	$487.5	$119.4
Accounts payable	246.5	195.2
Accrued expenses	225.5	223.8
Other current liabilities	103.3	87.5

Total current liabilities	1,062.8	625.9
LONG-TERM DEBT	640.9	1,012.2
OTHER LIABILITIES AND DEFERRED INCOME TAXES	135.5	137.6
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	437.9	433.7
Retained earnings	1,823.9	1,788.3
Accumulated other comprehensive income	45.1	34.4
Treasury stock	(144.1)	(144.4)

Total shareholders’ equity	2,164.8	2,114.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,004.0	$3,889.7

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2004	2003
Net sales	$1,187.2	$1,037.6
Cost of goods sold	972.1	856.3

Gross profit	215.1	181.3

Selling and administrative expenses	112.0	97.2
Other deductions (income), net	(.2)	(1.0)

Earnings before interest and income taxes	103.3	85.1

Interest expense	12.0	9.9
Interest income	1.7	1.4

Earnings before income taxes	93.0	76.6
Income taxes	30.2	27.2

NET EARNINGS	$62.8	$49.4

Earnings Per Share
Basic	$.32	$.25
Diluted	$.32	$.25

Cash Dividends Declared
Per Share	$.14	$.13

Average Shares Outstanding
Basic	196.1	197.6
Diluted	197.1	197.8

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$62.8	$49.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	40.5	38.2
Amortization	2.8	2.1
Other	(3.4)	(1.0)
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable, net	(64.6)	(71.1)
(Increase) in inventories	(28.4)	(43.2)
(Increase) in other current assets	(3.5)	(1.2)
Increase in current liabilities	75.1	62.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	81.3	36.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(35.8)	(33.0)
Purchases of companies, net of cash acquired	(26.9)	(3.9)
Proceeds from liquidation of interest rate swap agreement	—	39.9
Other	5.2	6.9

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(57.5)	9.9

FINANCING ACTIVITIES
Additions to debt	2.8	204.3
Payments on debt	(4.5)	(55.8)
Dividends paid	(27.0)	(25.3)
Issuances of common stock	6.4	.4
Purchases of common stock	(16.7)	(31.0)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(39.0)	92.6

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15.2)	138.6
CASH AND CASH EQUIVALENTS - January 1,	443.9	225.0

CASH AND CASH EQUIVALENTS - March 31,	$428.7	$363.6

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions, except per share data)

1. STATEMENT

The interim financial statements of the Company included herein have not been audited by independent auditors. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2003.

2. INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	March 31, 2004	December 31, 2003
At First-In, First-Out (FIFO) cost
Finished goods	$331.7	$316.5
Work in process	93.3	80.0
Raw materials and supplies	263.6	242.9

	688.6	639.4
Excess of FIFO cost over LIFO cost	(28.6)	(11.1)

	$660.0	$628.3

The Company calculates its LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, the Company estimates the change in the LIFO reserve at year-end (i.e., the annual LIFO expense or income) and allocates that change proportionally to the four quarters. The interim estimate of the annual LIFO reserve change can vary significantly quarter-to-quarter, and from the actual amount for the year, based on price changes experienced in subsequent periods and on actual inventory levels at year-end.

3. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	March 31, 2004	December 31, 2003
Property, plant and equipment, at cost	$2,087.3	$2,066.8
Less accumulated depreciation	(1,127.4)	(1,099.7)

	$959.9	$967.1

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, comprehensive income for the quarter ending March 31, 2004 and 2003 was $73.5 and $67.2, respectively.

5. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2004	2003
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	196.1	197.6

Net earnings	$62.8	$49.4

Earnings per share – basic	$.32	$.25

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	196.1	197.6
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.0	.2

	197.1	197.8

Net earnings	$62.8	$49.4

Earnings per share - diluted	$.32	$.25

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

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. SEGMENT INFORMATION

Reportable segments are based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage, material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling, and secondary machining and coating. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

A summary of segment results for the quarters ended March 31, 2004 and 2003 are shown in the following tables.

	External Sales	Inter-Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2004

Residential Furnishings	$603.9	$3.3	$607.2	$69.7
Commercial Fixturing & Components	241.0	1.5	242.5	6.1
Aluminum Products	132.0	4.1	136.1	14.4
Industrial Materials	104.7	66.4	171.1	19.5
Specialized Products	105.6	14.2	119.8	11.2
Intersegment eliminations	—	—	—	(.1)
Change in LIFO reserve	—	—	—	(17.5)

	$1,187.2	$89.5	$1,276.7	$103.3

	External Sales	Inter-Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2003

Residential Furnishings	$530.6	$2.8	$533.4	$49.9
Commercial Fixturing & Components	201.8	2.3	204.1	5.9
Aluminum Products	125.6	3.1	128.7	13.5
Industrial Materials	91.1	55.7	146.8	8.0
Specialized Products	88.5	15.9	104.4	10.9
Intersegment eliminations	—	—	—	(3.1)
Change in LIFO reserve	—	—	—	—

	$1,037.6	$79.8	$1,117.4	$85.1

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. SEGMENT INFORMATION (continued)

Estimated average asset information for the Company’s segments at March 31, 2004 and December 31, 2003 is shown in the following table:

	March 31, 2004	December 31, 2003
Assets
Residential Furnishings	$1,346.9	$1,340.9
Commercial Fixturing & Components	929.2	950.2
Aluminum Products	378.1	376.3
Industrial Materials	258.2	263.2
Specialized Products	450.7	401.3
Unallocated assets	580.4	615.3
Adjustment to period-end vs. average assets	60.5	(57.5)

	$4,004.0	$3,889.7

8. STOCK OPTIONS

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$62.8	$49.4
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	2.4	1.6
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(2.8)	(2.1)

Pro forma net earnings	$62.4	$48.9

Earnings per share – as reported
Basic	$.32	$.25

Diluted	$.32	$.25

Pro forma earnings per share
Basic	$.32	$.25

Diluted	$.32	$.25

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. EMPLOYEE BENEFIT PLANS

The following table provides interim information at March 31, 2004 and 2003 as to the Company’s sponsored domestic and foreign defined benefit pension plans.

	March 31, 2004	March 31, 2003
Components of Net Pension Income (Expense)
Service cost	$(1.2)	$(1.0)
Interest cost	(2.3)	(2.3)
Expected return on plan assets	3.4	3.1
Amortization of net transition asset	(.1)	—
Recognized net actuarial gain (loss)	(.1)	(.4)

Net pension income (expense)	$(.3)	$(.6)

Expected 2004 employer contributions are not significantly different than the $1.5 previously reported.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Leggett & Platt is a Fortune 500, global, multi-industry, diversified manufacturer. We conceive, design and produce a broad variety of engineered components and products that can be found in virtually every home, office, retail store, and automobile. We sell very little product directly to consumers, but instead serve a broad array of manufacturers and retailers. Our products are often hidden within, and vital to, our customers’ products. Key attributes that contribute to our success include: low cost operations, high quality products, vertical integration, innovation, customer service, financial strength, and long-lived relationships with customers. We are North America’s leading independent manufacturer of a) components for residential furniture and bedding; b) retail store fixtures and point of purchase displays; c) components for office furniture; d) non-automotive aluminum die castings; e) drawn steel wire; f) automotive seat support and lumbar systems; and g) bedding industry machinery for wire forming, sewing and quilting.

Our operations are influenced by broad economic factors including interest rates, housing turnover, employment levels, and consumer sentiment, all of which impact consumer spending on durable goods (which drives demand for our components and products). We are also impacted by trends in business capital spending, as about one-third of our sales relates to this segment of the economy. Currently, in 2004, most of these indicators are favorable and improving.

Performance in 2004 will continue to be heavily influenced by three factors: the amount of same location sales growth, our degree of success at recovering escalating steel and other raw material costs, and the extent of improvement in our Fixture & Display operations. Management is devoting significant attention to these areas. These factors and others are discussed in detail below.

Results of Operations

Discussion of Consolidated Results

Record quarterly sales of $1.19 billion were 14.4% higher than in the first quarter of 2003. Same location sales increased 8.5%. When combined with the 8.7% advance in the fourth quarter of 2003, same location growth for the last six months is the strongest since 1994. Same location sales improved approximately 3% due to inflation (primarily due to higher steel costs), 2% due to changes in currency rates and 3% due to volume gains. First quarter earnings per diluted share were $.32, an increase of $.07, or 28%, from the $.25 per diluted share attained in the first quarter of 2003. Higher sales were experienced in all segments of our business. The strongest demand growth was in components for bedding and upholstered furniture, steel wire and machinery. Increased production rates led to improved overhead recovery and generated significant improvements in margins and earnings, but the effect of a weaker U.S. dollar, primarily versus the Canadian dollar, offset part of the gain.

Pretax earnings for the first quarter of 2004 reflect a LIFO expense of $17.5 million vs. no LIFO expense (or income) in the first quarter of 2003. As further discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company’s quarterly LIFO expense is based on an estimate of the annual expense expected for the year. This estimated annual expense is allocated proportionally to all interim periods. In 2004, steel price increases to date have been significant and unprecedented, resulting in an estimated LIFO expense for the full year of approximately $70 million. In the first quarter of 2003, stable prices were estimated for the year and, therefore, no LIFO expense was anticipated at that time (total year LIFO expense for 2003 was $1.8 million). The course of steel prices for the remainder of 2004 is extremely difficult to estimate. LIFO expense for the full year of 2004 could be significantly different from that currently estimated depending upon the actual prices the Company pays for steel in future periods, and year-end inventory levels. Any change in the annual estimate of LIFO expense will be reflected in the estimates for the remaining interim periods of 2004.

Major Trends and Uncertainties

As the economy continues to improve, we are anticipating full year 2004 same location sales growth to accelerate into the 5% to 9% range compared to an increase of 1.2% in 2003. This expectation is heavily influenced by our strong first quarter sales, and the increased demand that our markets are currently experiencing. In the last half of 2003, the Company began to see improving trends in many of its businesses. All five segments reported increases in same location sales in the first quarter of 2004, and we expect these improvements to continue for the remainder of the year.

Since late 2003, steel prices have escalated dramatically, with first quarter market prices for rod and rolled steel averaging $150-$280 more per ton, or about 50% to 90% higher than in the first quarter of 2003. Further, our second quarter cost for steel rod will likely average at least $100 per ton higher than in the first quarter. Most of our customers understand that we are unable to absorb increases of this magnitude, and have accepted the pass-through of these cost increases. Management believes that selling price increases offset most of the first quarter earnings impact of higher steel costs. The future pricing of steel is uncertain at this point. The degree to which the Company is able to mitigate or recover these escalating costs will be a major factor in future results.

In recent years, worldwide steel production capacity has declined considerably. Now, with the worldwide demand for steel increasing, supply has tightened dramatically. Although some uncertainty over steel availability exists, we believe we will continue to be able to access sufficient quantities on a timely basis and are better positioned than our competitors to secure supply. Steel scrap and rod represent about 70% of our steel purchases in tons (this material is converted to wire, which is the raw material used by many of our operations). Half of the steel rod we use comes from our own mill, helping ensure supply. In addition, our financial strength and purchasing leverage are advantages many of our competitors don’t enjoy.

Natural gas prices during 2003 were 80% higher on average than 2002, and have not changed significantly from these higher levels in 2004 through the first quarter. At March 31, 2004, approximately 50% of our total estimated domestic and Canadian natural gas requirements through May 2004, and approximately 15% of our requirements for June 2004 were hedged at an average price of $5.54 per mmbtu.

In some markets, our customers are moving their production from the U.S. to other countries. In order to remain a reliable and cost competitive supplier, we have and will continue to establish operations in new regions of the world. Generally, we can produce components at a lower cost in the U.S. However, the transportation and other logistical benefits of being in-country with our customers usually more than offset the production cost differences. Currently, the largest international influence on our markets is coming from China. At March 31, 2004, Leggett operated eight Chinese facilities. In addition to our own facilities in China, we have strong relationships with many Asian suppliers.

With our international expansion has come an increased exposure to foreign currencies. As a result, significant changes in foreign currency exchange rates can have a material impact on reported earnings and financial position. Leggett currently utilizes derivative instruments to hedge certain individually identified transactions and only a modest amount of net investment exposure.

In October 2003, we launched a tactical plan to improve the financial performance of our Fixture & Display operations. The objectives of this plan are to achieve improved operating efficiency, better adherence to standard costs, tighter inventory controls, cost reductions, and more competent staffing. After six months, we have made significant progress. Our COO and senior business group management have conducted detailed operating reviews of the largest 40% of the Fixture & Display locations (which contribute over half of the group’s trade sales). As a result, we have identified about $20 million worth of expected annualized savings resulting from reduced headcount, vendor price reductions, and optimized capacity utilization and scheduling. In addition, critical management changes within the respective profit centers have been made, where necessary. The resulting gains are currently being masked by a variety of offsetting factors including weak market demand, raw material cost increases, extreme price competition, and plant closure and restructuring costs. We continue to believe in the long-term attractiveness of this business, and expect to eventually deliver double-digit margins on a consistent basis.

Additional comments regarding these recent trends are included in the Discussion of Segment Results that follows.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 7 of the Notes to Consolidated Condensed Financial Statements. Following is a comparison of EBIT margins (Segment EBIT divided by Segment Total Sales):

	March 31, 2004	March 31, 2003
Residential Furnishings	11.5%	9.4%
Commercial Fixturing & Components	2.5	2.9
Aluminum Products	10.6	10.5
Industrial Materials	11.4	5.4
Specialized Products	9.3	10.4

Residential Furnishings

Total sales increased 13.8%, or $74 million. Same location sales increased 10.2%, and were augmented by acquisitions. Demand improved across most business units, with bedding components posting the greatest year-over-year growth. Inflation and currency factors also contributed to the sales increase. EBIT (earnings before interest and income taxes) increased $19.8 million, or 39.7%, with gains from higher sales, improved overhead recovery (due to higher production levels), and benefits from prior plant consolidations modestly offset by the impact of a weaker U.S. dollar.

Commercial Fixturing & Components

Total sales increased 18.8%, or $38 million, due almost entirely to recent acquisitions. Same location sales grew .3%. EBIT increased 3.3%, or $.2 million, as impacts from currency rates, higher raw material prices, and restructuring costs offset improvements arising from the Fixtures & Display tactical plan discussed above.

Aluminum Products

Total sales increased $7 million or 5.7%, solely from increased same location sales. EBIT increased $.9 million, or 6.7%, with gains from higher sales partially offset by a change in product mix.

Industrial Materials

Total sales increased $24 million, or 16.6%, on increases in same location sales. Higher sales, improved overhead recovery, and improved performance at our Sterling rod mill (which was in start up phase during the first quarter of last year), contributed to an EBIT improvement of $11.5 million.

This quarter’s improvement was driven in large part by stronger demand from our bedding operations as well as many trade customers. Rising steel costs will remain the largest issue for the next few months. Second quarter costs, on average, are expected to be higher than first quarter, and our current expectation is that these costs will be passed through.

Specialized Products

Total sales increased $15 million, or 14.8%. Same location sales increased 10.9%. EBIT increased 2.8%, or $.3 million, with sales-related gains almost entirely offset by higher raw material costs and the effect of currency rates. The Company acquired two businesses during the quarter that produce automotive seating components. These companies are expected to add about $32 million to segment revenue on an annual basis.

Capital Resources and Liquidity

We have sufficient capital resources to both meet our current operating needs and to support current plans for organic growth and acquisitions. We attempt to achieve a balance between debt and equity, striving to minimize the total cost of capital, without excessive leverage. Leggett maintains a target for long-term debt of 30-40% of total capitalization.

Short-term Liquidity

We rely on cash flow from operations as our primary source of capital. Despite depressed net earnings for the last three years, we have been able to mitigate the impact on cash flow by reducing capital spending and acquisitions, and focusing on working capital management. In 2003 we took advantage of historically low interest rates by issuing fixed rate debt with maturities of 10 and 15 years. As a result, cash and equivalents have increased to a level that provides adequate liquidity to finance ongoing operations, pay down debt maturing in the near term, and fund current growth requirements.

Cash provided by operating activities was $81.3 million during the first quarter of 2004, compared to $36.1 million in the first quarter of 2003. The increase in cash provided by operating activities primarily reflects smaller increases in working capital and increased earnings.

Total working capital increased in the first quarter of 2004, primarily due to higher accounts receivable, which increased due to strong first quarter sales, and higher inventory levels. These increases were partially offset by increased payables and other current liabilities. Working capital levels relative to sales vary by segment, with Aluminum Products and Commercial Fixturing & Components requirements being higher than Company averages. Accounts receivable balances in these two segments are typically higher due to the longer credit and collection time required to service certain customers of the aluminum die casting and Fixture & Display businesses. These same businesses also require higher inventory investments due to the custom nature of their products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

Total Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at March 31, 2004 and December 31, 2003.

(Dollar amounts in millions)	March 31, 2004	December 31, 2003
Long-term debt outstanding:
Scheduled maturities	$640.9	$1,012.2
Average interest rates*	4.1%	4.1%
Average maturities in years*	5.1	6.0
Revolving credit/commercial paper	—	—

Total long-term debt	640.9	1,012.2
Deferred income taxes and other liabilities	135.5	137.6
Shareholders’ equity	2,164.8	2,114.0

Total capitalization	$2,941.2	$3,263.8

Unused committed credit:
Long-term	$213.0	$213.0
Short-term	126.5	126.5

Total unused committed credit	$339.5	$339.5

Ratio of earnings to fixed charges**	6.8x	6.2x

*	Includes current maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

This next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and including current maturities, at March 31, 2004 and December 31, 2003. We believe that adjusting this measure for cash and current maturities more appropriately reflects financial leverage, as it is the Company’s practice and intent to utilize excess cash to repay debt and to refinance remaining current maturities, if any, on a long-term basis. These adjustments also enable meaningful comparisons to historical periods. Prior to 2003, current debt maturities and cash balances were much smaller.

(Amounts in millions)	March 31, 2004	December 31, 2003
Debt to total capitalization:
Long-term debt	$640.9	$1,012.2
Current debt maturities	487.5	119.4
Cash and cash equivalents	(428.7)	(443.9)

Net debt, after adjustments	$699.7	$687.7

Total Capitalization	$2,941.2	$3,263.8
Current debt maturities	487.5	119.4
Cash and cash equivalents	(428.7)	(443.9)

Total capitalization, after adjustments	$3,000.0	$2,939.3

Debt to total capitalization
Before adjustments	21.8%	31.0%
After adjustments	23.3%	23.4%

Total debt decreased $3.3 million from year-end 2003. During the first quarter of 2004, $350 million in medium-term notes, due February 2005, were reclassified from long-term debt to current maturities. Unamortized gain and favorable market adjustment on interest rate swap agreements totaling $18.2 million and $23.1 million are included in March 31, 2004 current debt maturities and in December 31, 2003 long-term debt, respectively.

Obligations having scheduled maturities are the primary source of Leggett’s debt capital. At the end of the first quarter of 2004, these obligations consisted primarily of medium-term notes totaling $1,025.5 million due at various dates through 2018. Our public debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+. We have maintained an ‘A’ rating on our debt for over a decade.

Leggett also has debt capital available through a $300 million commercial paper program supported by $340 million in revolving credit commitments. Leggett has had no commercial paper outstanding since February 2002. To further facilitate the issuance of debt capital, $150 million remains available under our $500 million shelf registration. We believe that we have sufficient unused committed credit to ensure that future capital resources are adequate for our ongoing operations and growth opportunities.

Uses of Capital Resources

The Company’s investments to modernize and expand manufacturing capacity totaled $35.8 million in the first quarter of 2004. For the year, management anticipates capital spending will approximate $135 million, excluding acquisitions, primarily for maintaining and expanding production capacity.

During the first quarter, we completed three acquisitions totaling $26.9 million that should contribute about $33 million to annual revenues. There were no divestitures during the quarter.

Cash dividends on the Company’s common stock were $27.0 million during the first quarter of 2004. Our long-term target for dividend payout is approximately one-third of the prior three-years’ average earnings. Calculated in the same manner as our target, dividend payout was 51.3% in 2003, 43.7% in 2002, and 38.8% in 2001. As earnings recover, we expect to move back toward the 30-35% dividend payout target.

Company purchases of its common stock (net of issuances) totaled $10.3 million in the first quarter of 2004. These purchases were made primarily to replace shares issued in employee stock plans.

Each year, the Board of Directors authorizes management, at its discretion, to buy up to two million shares of Leggett stock for use in employee benefit plans or for other purposes. This authorization is continuously replenished as shares acquired are reissued. In addition, management is authorized, again at its discretion, to repurchase any shares issued in acquisitions.

At the end of the third quarter 2000, the Board of Directors authorized management to repurchase up to an additional 10 million shares of Leggett stock. The Board of Directors has continued this authorization for an additional period expiring in September 2004. As of March 31, 2004, we had acquired approximately 2.9 million shares under this authorization. A specific repurchase schedule has not been established under this authorization. The amount and timing of purchases will depend on economic and market conditions, acquisition activity, and other factors.

Derivative Instruments and Hedging Activities

Interest rate

The Company has debt obligations sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. During 2000, $350 million of 7.65% fixed coupon rate debt maturing in February 2005 and, in 1999, $14 million of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, were used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under the $350 million interest rate swap agreement for $39.9 million, which is being amortized over the remaining period of the related debt.

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its carrying value by $19.3 million as of March 31, 2004, and by $14.3 million at December 31, 2003. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2004 and December 31, 2003 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

Exchange Rates

The Company does not hedge all net foreign currency exposures related to transactions denominated in other than the associated functional currencies. The Company may occasionally hedge firm specific commitments or other anticipated cash flows in foreign currencies. The decision by management to hedge any such transactions is made on a case-by-case basis.

The amount of forward contracts outstanding at March 31, 2004 was approximately $11.5 million ($10.1 million Pay USD/Receive MXN; $1.1 million Pay GBP/Receive USD; and $.3 million Pay EUR/Receive USD). The USD/MXN contracts hedge anticipated fixed expenses and the remaining contracts hedge specific asset or liability exposures.

The Company views its investment in foreign subsidiaries as a long-term commitment. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $712.7 million at March 31, 2004, compared to $636.5 million at December 31, 2003. The increase in net investment was due primarily to a general strengthening of European and other currencies against the U.S. dollar, and to increased capital contributions to certain subsidiaries in Western Europe during the quarter.

Cross-Currency Swap Agreement

In December 2003, the Company entered into a 38.3 million Swiss Francs (CHF) five-year cross-currency swap agreement with Wachovia Bank, N.A. This agreement is designated as a net investment hedge. The purpose of this swap is to hedge CHF denominated assets, thereby reducing exposure to volatility in the exchange rate. In addition, the terms of this agreement include that the Company will receive interest on $30 million USD at a fixed rate of 6.35% and pay interest on 38.3 million CHF at a fixed rate of 4.71%.

During the first quarter of 2004, the Company paid interest of $0.3 million on the CHF portion and received interest of $0.5 million on the USD portion of the agreement. At March 31, 2004, the market value gain on the cross-currency swap was approximately $0.5 million.

Natural Gas Energy Swap Agreements

At March 31, 2004, the Company had hedged approximately $3.1 million, or approximately 50% of its total estimated domestic and Canadian natural gas purchases through May 2004, and approximately 15% of its purchases for June 2004 at an average price of $5.54 per mmbtu. There was no significant gain or loss on these contracts, realized or unrealized, as of March 31, 2004.

Commodity Price

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices, except for energy as noted above. The principal commodity price exposure is aluminum, of which the Company had approximately $28 million and $36 million (at cost) in inventory at March 31, 2004 and December 31, 2003, respectively. The Company has purchasing procedures and arrangements with customers to mitigate its exposure to aluminum price changes. No other commodity exposures are significant to the Company.

Forward-Looking Statements and Related Matters

This report and our other public reports or statements made from time to time may contain “forward-looking” statements concerning possible future events, objectives, strategies, trends or results. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” or the like.

Any forward-looking statement reflects only the beliefs of the Company or its Management at the time the statement is made. Because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, we do not have, and do not undertake, any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•	our ability to improve operations and realize cost savings

•	future growth of acquired companies

•	our ability to bring start up operations on line as budgeted in terms of expense and timing

•	price and product competition from foreign and domestic competitors

•	litigation risks

•	competitive and general economic and market conditions and risks, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, government regulation, interest rates, housing turnover, employment levels, consumer sentiment, taxation, and the like

•	risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, or changes in demand for certain products or trends in business capital spending, and

•	factors that could impact costs, including the availability and pricing of raw materials (most notably steel scrap), the availability of labor and wage rates, and fuel and energy costs.

Furthermore, we have made and expect to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

The section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a disclosure on page 14 of the security ratings of the Company’s senior debt, which will be incorporated by reference into the Company’s registration statements filed under the Securities Act of 1933. These security ratings are not a recommendation to buy, sell or hold securities and such ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Instruments and Hedging Activities” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period ending March 31, 2004 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the Securities & Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(e) ISSUER REPURCHASES OF EQUITY SECURITIES

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2004.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (3)(4)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (5)
January 2004	211,450	$22.47	211,450	7,210,181
February 2004	227,624	$24.49	227,624	7,398,091
March 2004	225,774	$23.63	225,774	7,356,405

Total	664,848	$23.56	664,848

(1)	The shares reflected are shares of the Company’s common stock, par value $.01. The shares purchased do not include 58,857 shares that were surrendered to the Company relating to the exercise of stock options.
(2)	The average price paid per share is the weighted average for the period.
(3)	In February 2003, the Board authorized management, at its discretion, to purchase 2 million shares for re-issuance in employee benefit plans and for other designated uses. Under this authorization, the number of shares that can be repurchased is continuously replenished as shares repurchased are reissued. In February 2003, the Board also authorized management to repurchase shares issued in acquisition transactions. These authorizations would have expired in February 2004 but were renewed through the February 2005 Board meeting date. The February 2003 authorizations were first reported in the Company’s Annual Report on Form 10-K filed March 18, 2003, and the February 2004 authorizations were first reported in the Company’s Annual Report on Form 10-K filed March 11, 2004.

(4)	In addition to the aforementioned authorizations, the Board, at the end of the third quarter 2000, authorized management to purchase up to an additional 10 million shares. This authorization was first announced in the Company’s press release, dated September 28, 2000. This additional authorization has been continued through September 27, 2004.
(5)	The impact of the shares repurchased during each month was partially offset by shares reissued in benefit plans which replenished the authorization described in footnote (3) above.

ITEM 5. OTHER EVENTS

The Company has amended its Corporate Governance Guidelines to add new Paragraph V.b. “Director Compensation” as follows:

“The Board believes that the Company should not engage professional services from firms with which an independent director is affiliated.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 10.1 – The Company’s 2004 Key Officer’s Incentive Plan, filed March 24, 2004 as Appendix D to the Company’s definitive Proxy Statement used in connection with the Company’s annual meeting of shareholders held on May 5, 2004, which is incorporated by reference (SEC File No. 1-7845).

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.

Exhibit 32.1 – Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.

(B)	On January 28, 2004, Leggett & Platt, Incorporated furnished a report on Form 8-K, under Item 12. “Results of Operations and Financial Condition”, announcing financial results for the year and quarter ending December 31, 2003, and that the Company would hold an investor conference call to discuss its financial results on January 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 5, 2004	By:	/s/ FELIX E. WRIGHT
Felix E. Wright
Chairman of the Board and
Chief Executive Officer

DATE: May 5, 2004	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.1	The Company’s 2004 Key Officer’s Incentive Plan, filed March 24, 2004 as Appendix D to the Company’s definitive Proxy Statement used in connection with the Company’s annual meeting of shareholders held on May 5, 2004, which is incorporated by reference (SEC File No. 1-7845).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2004.