Form 10-Q
period 2004-06-30
LEGGETT & PLATT INC
filed 2004-08-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number 001-07845

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

Common stock outstanding as of July 23, 2004: 191,678,855

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2004	December 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$408.3	$443.9
Accounts and notes receivable	798.7	698.6
Allowance for doubtful accounts	(20.9)	(17.9)
Inventories	697.2	628.3
Other current assets	68.8	66.5

Total current assets	1,952.1	1,819.4

PROPERTY, PLANT & EQUIPMENT, NET	948.6	967.1

OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $114.4 in 2004 and $115.0 in 2003	1,004.8	989.5
Other intangibles, less accumulated amortization of $39.5 in 2004 and $35.1 in 2003	62.2	44.0
Sundry	67.3	69.7

Total other assets	1,134.3	1,103.2

TOTAL ASSETS	$4,035.0	$3,889.7

CURRENT LIABILITIES
Current maturities of long-term debt	$482.6	$119.4
Accounts payable	244.0	195.2
Accrued expenses	256.7	223.8
Other current liabilities	100.8	87.5

Total current liabilities	1,084.1	625.9
LONG-TERM DEBT	618.8	1,012.2
OTHER LIABILITIES AND DEFERRED INCOME TAXES	140.9	137.6
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	440.3	433.7
Retained earnings	1,873.6	1,788.3
Accumulated other comprehensive income	32.1	34.4
Treasury stock	(156.8)	(144.4)

Total shareholders’ equity	2,191.2	2,114.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,035.0	$3,889.7

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions, except per share data)	2004	2003	2004	2003
Net sales	$2,465.3	$2,090.3	$1,278.1	$1,052.7
Cost of goods sold	2,006.8	1,725.2	1,034.7	868.9

Gross profit	458.5	365.1	243.4	183.8

Selling and administrative expenses	227.8	196.8	115.8	99.6
Other deductions (income), net	.6	.8	.8	1.8

Earnings before interest and income taxes	230.1	167.5	126.8	82.4

Interest expense	23.8	21.4	11.8	11.5
Interest income	3.1	2.9	1.4	1.5

Earnings before income taxes	209.4	149.0	116.4	72.4

Income taxes	69.8	52.9	39.6	25.7

NET EARNINGS	$139.6	$96.1	$76.8	$46.7

Earnings Per Share
Basic	$.71	$.49	$.39	$.24
Diluted	$.71	$.49	$.39	$.24

Cash Dividends Declared
Per Share	$.28	$.26	$.14	$.13

Average Shares Outstanding
Basic	196.1	197.1	196.0	196.6
Diluted	197.0	197.4	197.0	197.0

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$139.6	$96.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	84.1	78.0
Amortization	5.6	4.3
Other	(13.7)	16.1
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable, net	(88.8)	(77.7)
(Increase) in inventories	(63.1)	(45.7)
Decrease (Increase) in other current assets	1.0	(6.5)
Increase in current liabilities	107.1	58.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	171.8	123.5

INVESTING ACTIVITIES
Additions to property, plant and equipment	(72.9)	(66.7)
Purchases of companies, net of cash acquired	(32.6)	(14.2)
Proceeds from liquidation of interest rate swap agreement	—	39.9
Other	14.3	11.2

NET CASH USED FOR INVESTING ACTIVITIES	(91.2)	(29.8)

FINANCING ACTIVITIES
Additions to debt	2.8	355.0
Payments on debt	(33.2)	(89.4)
Dividends paid	(54.1)	(50.6)
Issuances of common stock	13.0	1.4
Purchases of common stock	(44.7)	(58.4)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(116.2)	158.0

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35.6)	251.7
CASH AND CASH EQUIVALENTS - January 1,	443.9	225.0

CASH AND CASH EQUIVALENTS - June 30,	$408.3	$476.7

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

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	June 30, 2004	December 31, 2003
At First-In, First-Out (FIFO) cost
Finished goods	$363.7	$316.5
Work in process	98.6	80.0
Raw materials and supplies	287.0	242.9

	749.3	639.4
Excess of FIFO cost over LIFO cost	(52.1)	(11.1)

	$697.2	$628.3

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

3.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	June 30, 2004	December 31, 2003
Property, plant and equipment, at cost	$2,098.7	$2,066.8
Less accumulated depreciation	(1,150.1)	(1,099.7)

	$948.6	$967.1

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, comprehensive income for the quarters ending June 30, 2004 and 2003 was $63.8 and $73.5, respectively. For the six months ending June 30, 2004 and 2003, comprehensive income was $137.3 and $156.3, respectively.

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	196.1	197.1	196.0	196.6

Net earnings	$139.6	$96.1	$76.8	$46.7

Earnings per share - basic	$.71	$.49	$.39	$.24

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	196.1	197.1	196.0	196.6

Additional dilutive shares principally from the assumed exercise of outstanding stock options	.9	.3	1.0	.4

	197.0	197.4	197.0	197.0

Net earnings	$139.6	$96.1	$76.8	$46.7

Earnings per share - diluted	$.71	$.49	$.39	$.24

6.	CONTINGENCIES

The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. When it appears probable in management’s judgement that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company’s financial position for any of the periods presented. While the results of any ultimate resolution cannot be predicted, management believes the possibility of a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows from currently known claims and proceedings is remote.

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

A summary of segment results for the six months ended June 30, 2004 and 2003 and the quarters ended June 30, 2004 and 2003 are shown in the following tables. Segment figures for 2003 are restated for an organizational move of two small operations from Residential Furnishings to Specialized Products.

	External Sales	Inter - Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2004

Residential Furnishings	$1,208.2	$6.3	$1,214.5	$140.5
Commercial Fixturing & Components	507.4	2.9	510.3	24.3
Aluminum Products	269.9	8.2	278.1	28.5
Industrial Materials	235.9	140.3	376.2	54.4
Specialized Products	243.9	30.5	274.4	27.8
Intersegment eliminations	—	—	—	(4.4)
Change in LIFO reserve	—	—	—	(41.0)

	$2,465.3	$188.2	$2,653.5	$230.1

Six Months ended June 30, 2003

Residential Furnishings	$1,047.3	$3.8	$1,051.1	$95.9
Commercial Fixturing & Components	420.4	4.6	425.0	12.3
Aluminum Products	242.4	6.4	248.8	22.9
Industrial Materials	174.6	105.1	279.7	15.1
Specialized Products	205.6	31.6	237.2	26.6
Intersegment eliminations	—	—	—	(3.9)
Change in LIFO reserve	—	—	—	(1.4)

	$2,090.3	$151.5	$2,241.8	$167.5

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	SEGMENT INFORMATION (continued)

	External Sales	Inter - Segment Sales	Total Sales	EBIT
Quarter ended June 30, 2004

Residential Furnishings	$611.9	$4.2	$616.1	$71.1
Commercial Fixturing & Components	266.4	1.4	267.8	18.2
Aluminum Products	137.9	4.1	142.0	14.1
Industrial Materials	131.2	73.9	205.1	34.9
Specialized Products	130.7	15.5	146.2	16.3
Intersegment eliminations	—	—	—	(4.3)
Change in LIFO reserve	—	—	—	(23.5)

	$1,278.1	$99.1	$1,377.2	$126.8

Quarter ended June 30, 2003

Residential Furnishings	$523.5	$2.0	$525.5	$46.7
Commercial Fixturing & Components	218.6	2.3	220.9	6.4
Aluminum Products	116.8	3.3	120.1	9.4
Industrial Materials	83.5	49.4	132.9	7.1
Specialized Products	110.3	14.9	125.2	15.0
Intersegment eliminations	—	—	—	(.8)
Change in LIFO reserve	—	—	—	(1.4)

	$1,052.7	$71.9	$1,124.6	$82.4

Average asset information for the Company’s segments at June 30, 2004 and December 31, 2003 is shown in the following table:

	June 30, 2004	December 31, 2003
Assets
Residential Furnishings	$1,359.7	$1,328.0
Commercial Fixturing & Components	946.6	950.2
Aluminum Products	379.7	376.3
Industrial Materials	273.9	263.2
Specialized Products	466.9	414.2
Unallocated assets	540.6	615.3
Adjustment to period-end vs. average assets	67.6	(57.5)

	$4,035.0	$3,889.7

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	STOCK OPTIONS

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net Earnings, as reported	$139.6	$96.1	$76.8	$46.7
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	4.7	3.2	2.3	1.6
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(5.4)	(4.1)	(2.6)	(2.0)

Net earnings	$138.9	$95.2	$76.5	$46.3

Earnings per share – as reported

Basic	$.71	$.49	$.39	$.24

Diluted	$.71	$.49	$.39	$.24

Pro forma earnings per share

Basic	$.71	$.48	$.39	$.24

Diluted	$.71	$.48	$.39	$.24

9.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at June 30, 2004 and 2003 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2004 employer contributions are not significantly different than the $1.5 previously reported.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Components of Net Pension Income (Expense)
Service cost	$(2.4)	$(2.0)	$(1.2)	$(1.0)
Interest cost	(4.6)	(4.6)	(2.3)	(2.3)
Expected return on plan assets	6.8	6.2	3.4	3.1
Amortization of net transition asset	(.2)	—	(.1)	—
Recognized net actuarial gain (loss)	(.2)	(.8)	(.1)	(.4)

Net pension income (expense)	$(.6)	$(1.2)	$(.3)	$(.6)

ITEM	2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Performance in the remainder of 2004 will continue to be heavily influenced by three factors: the amount of same location sales growth, our degree of success at recovering escalating steel and other raw material costs, and the extent of improvement in our Fixture & Display operations. Management is devoting significant attention to these areas. These factors and others are discussed in detail below.

Results of Operations

Discussion of Consolidated Results

Record quarterly sales of $1.28 billion were 21% higher than in the second quarter of 2003, with acquisitions contributing one-third of the growth. Same location sales increased 14.0%, with approximately half attributable to unit volume gains and half to inflation (primarily in response to higher steel costs). When combined with the 9% advances in both the fourth quarter of 2003 and the first quarter of 2004, same location growth for the last nine months is the strongest since 1994.

Second quarter earnings per diluted share were $.39, an increase of $.15, or 63%, from the $.24 per diluted share attained in the second quarter of 2003. Higher sales, previous consolidation and cost reduction efforts, and recent acquisitions contributed to the increase.

For the first six months of 2004, sales were $2.46 billion, an increase of 18% versus sales of $2.09 billion in the first six months of 2003. Same location sales were up 11.3% year-to-date. Earnings, at $.71 per diluted share, were up 45% from last year’s $.49 per diluted share.

Pretax earnings for the second quarter of 2004 reflect LIFO expense of $23.5 million vs. $1.4 million in the second quarter of 2003. For the first six months of 2004, LIFO expense was $41.0 million, compared to $1.4 million in the same period of 2003. As further discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company’s quarterly LIFO expense is based on a current estimate of the annual expense expected for the year. This estimated annual expense is allocated proportionally to all interim periods. Steel price increases in the first half of 2004 have been significant and unprecedented, resulting in an estimated LIFO expense for the full year of approximately $82 million. In the first half of 2003, relatively stable prices were estimated for the year (total year LIFO expense for 2003 was $1.8 million). Accurately predicting steel prices for the remainder of 2004 is extremely difficult. Therefore, LIFO expense for the full year of 2004 could be significantly different from that currently estimated. In addition, a variation in expected ending inventory levels could also impact total LIFO expense for the year. Any change in the annual estimate of LIFO expense will be reflected in the estimates for future remaining interim periods of 2004.

During the second quarter the Company completed its annual assessment as required by SFAS No. 142. No goodwill impairments were identified as all Reporting Units’ estimated fair values continue to exceed their recorded net book values, including the Fixture & Display unit. Margins have recently improved for the Fixture & Display unit, as anticipated in the fair value calculations, although continued improvement is required to meet the assumptions underlying the current fair value estimate for this Reporting Unit. Based on its tactical plan for this business, management believes that the future expected improvements in profitability are achievable and no impairment of the $300 million of goodwill for the Fixture & Display Reporting Unit will occur.

Major Trends and Uncertainties

Assuming the strengthening trend of the economy continues through the second half of the year, we are anticipating full year 2004 same location sales to increase by 8% to 11% compared to an increase of 1.2% in 2003. This expectation is heavily influenced by our strong year-to-date sales, and the increased demand that our markets are currently experiencing. All of the Company’s five segments posted strong sales growth in the second quarter of 2004, with four of the five segments reporting increases in same location sales.

The majority of the inflation the Company is experiencing relates to steel prices, which have escalated dramatically since late 2003. Despite a second quarter decline in scrap prices, market demand pushed average rod and rolled steel prices higher during the quarter to nearly double year-ago levels. Since late 2003, we have implemented selling price increases to pass-along rising steel costs. Those increases continued throughout the second quarter, contributing to year-over-year revenue growth. Management believes that during the first half of 2004, selling price increases offset most of the earnings impact of higher steel costs. Although steel prices for the rest of the year remain uncertain, recent (July) scrap price increases are expected to drive rolled steel and rod prices above current levels during the third quarter. The degree to which the Company is able to mitigate or recover these escalating costs will be a major factor in future results.

In recent years, worldwide steel production capacity declined considerably. Now, with the worldwide demand for steel increasing, supply has tightened dramatically. Although some uncertainty over steel availability exists, we believe we will continue to be able to access sufficient quantities on a timely basis and are better positioned than our competitors to secure supply. Steel scrap and rod represent about 70% of our steel tonnage purchases. This material is converted to wire, which is the raw material used by many of our operations. Approximately half of the steel rod we use comes from our own mill, helping ensure supply. In addition, our financial strength and purchasing leverage are advantages many of our competitors don’t enjoy.

In some markets, our customers are moving their production from the U.S. to other countries. In order to remain a reliable and cost competitive supplier, we have and will continue to establish operations in new regions of the world. Generally, we can produce components at a lower cost in the U.S. However, the transportation and other logistical benefits of being in-country with our customers usually more than offset the production cost differences. Currently, the largest international influence on our markets is China. At June 30, 2004, Leggett operated eight Chinese facilities. In addition to our own facilities in China, we have strong relationships with many Asian suppliers.

With our international expansion has come an increased exposure to foreign currencies. As a result, significant changes in foreign currency exchange rates can have a material impact on reported earnings and financial position. Leggett currently utilizes derivative instruments to hedge certain individually identified transactions and only a modest amount of net investment exposure.

EBIT (earnings before interest and income taxes) improved significantly in the Commercial Fixturing and Components segment during the second quarter of 2004, despite slightly lower same location sales. Margins grew to 6.8% versus 2.9% a year ago. These gains are due in part to steps taken under our October 2003 tactical plan to improve the financial performance of our Fixture & Display operations, a major component of this segment. Steps taken under the plan include standard costing reviews and price increases where necessary, reduction of overheads and headcount, cost reductions with vendors, management changes in certain operations, and close scrutinization of capacity utilization and scheduling optimization. We continue to believe in the long-term attractiveness of the Fixture and Display business, and are progressing toward the double-digit margin targets we expect to achieve when market demand strengthens.

Additional comments regarding these recent trends are included in the Discussion of Segment Results that follows.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 7 of the Notes to Consolidated Condensed Financial Statements. Individual segment EBIT is presented using the FIFO inventory method, and, therefore, does not reflect LIFO inventory charges of $23.5 million and $41.0 million, respectively, for the three months and six months ended June 30, 2004 (for 2003, three month and six month LIFO charges were $1.4 million). Following is a comparison of EBIT margins (Segment EBIT divided by Segment Total Sales):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Residential Furnishings	11.5%	8.9%	11.6%	9.1%
Commercial Fixturing & Components	6.8	2.9	4.8	2.9
Aluminum Products	9.9	7.8	10.2	9.2
Industrial Materials	17.0	5.3	14.5	5.4
Specialized Products	11.1	12.0	10.1	11.2

Second Quarter Discussion

Residential Furnishings

Total sales increased 17.2%, or $90.6 million, including a same location sales increase of 13.3%. Worldwide innerspring unit sales were up slightly based on strength in international markets. Unit sales growth in mechanisms for upholstered furniture increased significantly during the quarter. Our strong performance in upholstered furniture over the past three years has resulted from growing share with domestic producers, growing international demand, and a trend to incorporate motion features into more lines of furniture. Our prime foam and carpet underlay operations posted double-digit growth this quarter versus a year ago. These improvements primarily reflect new specialty foam product introductions and market share gains. EBIT increased $24.4 million, or 52.2%, with gains arising from higher sales, prior cost reduction and plant consolidation efforts, and improved overhead recovery (due to higher manufacturing levels). These gains were partially offset by modest restructuring expenses.

The Company acquired one business during the second quarter that designs, produces, and sources comforters, pillows, and other “top-of-the-bed” accessories, and should add approximately $12 million in annual revenues to this segment.

Commercial Fixturing & Components

Total sales increased 21.2%, or $46.9 million, entirely from acquisitions. Same location sales declined .3%. Volume was down slightly in our Fixture & Display operations. Retailer spending has not shown much improvement, and our outlook for the balance of the year is for flat to slightly positive volume. Demand for office furniture components improved modestly during the quarter. The recovery in this market is expected to be gradual, and the past year has seen stable to improving results for most of these businesses. EBIT nearly tripled, from $6.4 million last year to $18.2 million this year, as improvements arising from the tactical plan, and non-recurrence of last year’s inventory adjustments were partially offset by a small restructuring charge.

Aluminum Products

Total sales increased $21.9 million, or 18.2%, solely from increased same location sales. Most of the sales growth was volume related, as inflation has been modest in this segment, and has been passed along to customers. Much of the segment’s growth over the past year has come through new programs for producers of motorcycles, small engines, and large appliances, among others. Barbecue grill volumes declined versus last year, but new opportunities in other markets have helped replace the volume. Higher sales led to an EBIT increase of $4.7 million, or 50.0%.

Industrial Materials

Total sales increased $72.2 million, or 54.3%, solely from same location sales increases (largely resulting from inflation in steel prices). Higher production, improved overhead recovery, full utilization of the Sterling rod mill (versus last year’s ramp up), and an above average spread between the selling price of steel rod and the cost of scrap, (which benefited the rod mill) contributed to an EBIT improvement of $27.8 million.

We believe the spreads reflected in the first half results are not sustainable in the long-term. In fact, we have already seen these spreads narrow in July as scrap prices have increased back to first quarter levels or above.

Specialized Products

Total sales increased $21.0 million, or 16.8%. Same location sales increased 8.7%, primarily due to higher unit volumes in our machinery operations. Machinery demand is strong this year, as many bedding manufacturers who have delayed spending the past three years are placing orders for new equipment. The Company acquired one business during the second quarter, a small German manufacturer of specialty sewing machines that should add approximately $4 million to annual sales in this segment.

Our automotive sales are roughly flat when compared to last year. Production levels by the major auto-makers declined in the second quarter due to weaker market demand. Industry production levels for the remainder of the year are expected to be slightly below last year’s levels. Despite the market declines, we expect our volume to remain steady due to new programs and increased product placement over the past year.

EBIT increased 8.7%, or $1.3 million, with sales-related gains partially offset by higher raw material costs and a small restructuring charge.

Six-Month Discussion

Residential Furnishings

Total sales increased 15.5%, or $163.4 million. Same location sales increased 11.8%, and were augmented by acquisitions. Demand improved across most business units, with bedding components and mechanisms for upholstered furniture posting the greatest year-over year growth. Inflation and currency factors also contributed to the sales increase. EBIT increased $44.6 million, or 46.5%, with gains arising from higher sales, prior cost reduction and plant consolidation efforts, and improved overhead recovery (due to higher manufacturing levels). These gains were partially offset by modest restructuring expenses and the impact of a weaker U.S. dollar.

Commercial Fixturing & Components

Total sales increased 20.1%, or $85.3 million, entirely from recent acquisitions, as same location sales were flat. EBIT nearly doubled, from $12.3 million last year to $24.3 million this year, as improvements arising from the Fixture & Display tactical plan and non-recurrence of last year’s inventory adjustments were partially offset by impacts from currency rates, higher raw material prices, and restructuring costs.

Aluminum Products

Total sales increased $29.3 million or 11.8%, solely from increased same location sales. Higher sales, partially offset by a change in product mix, led to an EBIT increase of $5.6 million, or 24.5%.

Industrial Materials

Total sales increased $96.5 million, or 34.5%, solely from same location sales increases (again largely resulting from inflation in steel prices). Higher sales and production, improved overhead recovery, full utilization of the Sterling rod mill, and an above average second quarter rod-to-scrap price spread contributed to an EBIT improvement of $39.3 million.

Specialized Products

Total sales increased $37.2 million, or 15.7%. Same location sales increased 9.8%, primarily due to higher unit volumes. EBIT increased 4.5%, or $1.2 million, with sales-related gains partially offset by higher raw material costs and the effect of currency rates. The Company acquired two businesses during the first quarter that produce automotive seating components. These companies are expected to add about $32 million to segment revenue on an annual basis.

Capital Resources and Liquidity

We have sufficient capital resources to meet both our current operating needs and to support current plans for organic growth and acquisitions. We attempt to achieve a balance between debt and equity, striving to minimize the total cost of capital, without excessive leverage. Leggett maintains a target for long-term debt of 30-40% of total capitalization. At June 30, 2004, net debt to total capitalization was 22.9%

Short-term Liquidity

We rely on cash flow from operations as our primary source of capital. In 2003 we took advantage of historically low interest rates by issuing fixed rate debt with maturities of 10 and 15 years. As a result, cash and equivalents have increased to a level that provides adequate liquidity to finance ongoing operations, pay down debt maturing in the near term, and fund current growth requirements.

Cash provided by operating activities was $171.8 million in the first six months of 2004, compared to $123.5 million in the first six months of 2003. The increase in cash provided by operating activities primarily reflects increased earnings and smaller increases in working capital.

Total working capital increased in the first six months of 2004, primarily due to higher accounts receivable, which increased due to strong sales during the first half of the year, and higher inventory levels. These increases were partially offset by increased payables and other current liabilities. Working capital levels relative to sales vary by segment, with Aluminum Products and Commercial Fixturing & Components requirements being higher than Company averages. Accounts receivable balances in these two segments are typically higher due to the longer credit and collection time required to service certain customers of the Aluminum Die Casting and Fixture & Display businesses. These same businesses also require higher inventory investments due to the custom nature of their products, longer manufacturing lead times (in certain cases), and the need of many customers to receive large volumes of product within short periods of time.

Total Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at June 30, 2004 and December 31, 2003.

(Dollar amounts in millions)	June 30, 2004		December 31, 2003
Long-term debt outstanding:
Scheduled maturities	$618.8		$1,012.2
Average interest rates*	4.1%		4.1%
Average maturities in years*	4.9		6.0
Revolving credit/commercial paper	—		—

Total long-term debt	618.8		1,012.2
Deferred income taxes and other Liabilities	140.9		137.6
Shareholders’ equity	2,191.2		2,114.0

Total capitalization	$2,950.9		$3,263.8

Unused committed credit:
Long-term	$213.0		$213.0
Short-term	126.5		126.5

Total unused committed credit	$339.5		$339.5

Ratio of earnings to fixed charges**	7.6	x	6.2	x

*	Including current maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

This next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and including current maturities, at June 30, 2004 and December 31, 2003. We believe that adjusting this measure for cash and current maturities more appropriately reflects financial leverage, as it is the Company’s practice and intent to utilize excess cash to repay debt and to refinance remaining current maturities, if any, on a long-term basis. These adjustments also enable meaningful comparisons to historical periods. Prior to 2003, current debt maturities and cash balances were much smaller.

(Amounts in millions)	June 30, 2004	December 31, 2003
Debt to total capitalization:
Long-term debt	$618.8	$1,012.2
Current debt maturities	482.6	119.4
Cash and cash equivalents	(408.3)	(443.9)

Net debt, after adjustments	$693.1	$687.7

Total Capitalization	$2,950.9	$3,263.8
Current debt maturities	482.6	119.4
Cash and cash equivalents	(408.3)	(443.9)

Total capitalization, after adjustments	$3,025.2	$2,939.3

Debt to total capitalization
Before adjustments	21.0%	31.0%
After adjustments	22.9%	23.4%

Total debt decreased $30.2 million from year-end 2003, primarily due to the maturity of $24.0 million in medium-term notes during the second quarter of 2004. During the first quarter of 2004, $350 million in medium-term notes, due February 2005, were reclassified from long-term debt to current maturities. Unamortized gain and favorable market adjustment on interest rate swap agreements totaling $12.6 million and $23.1 million are included in June 30, 2004 current debt maturities and in December 31, 2003 long-term debt, respectively.

Obligations having scheduled maturities are the primary source of Leggett’s debt capital. At the end of the second quarter of 2004, these obligations consisted primarily of medium-term notes totaling $1,001.5 million due at various dates through 2018. Our public debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+. We have maintained an ‘A’ rating on our debt for over a decade.

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

Uses of Capital Resources

The Company’s investments to modernize and expand manufacturing capacity totaled $72.9 million in the first six months of 2004. For the year, management anticipates capital spending will approximate $135 million, excluding acquisitions, primarily for maintaining and expanding production capacity.

During the second quarter, we completed two acquisitions totaling $5.7 million that should contribute about $16 million to annual revenues. There were no divestitures during the quarter. During the first six months of 2004, we have completed five acquisitions totaling $32.6 million.

Cash dividends on the Company’s common stock were $54.1 million during the first six months of 2004. Our long-term dividend payout target is approximately one-third of the prior three-years’ average earnings. Calculated in the same manner as our target, the dividend payout was 51.3% in 2003, 43.7% in 2002, and 38.8% in 2001. As earnings recover, we expect to move back toward the 30-35% dividend payout target.

Company purchases of its common stock (net of issuances) totaled $31.7 million in the first six months of 2004. These purchases were made primarily to replace shares issued in employee stock plans.

In February, the Board of Directors authorized management to buy 2 million shares of the Company’s stock for use in employee benefit plans or for other uses. This authorization is replenished as shares are reissued. Management was also authorized to repurchase shares issued in acquisition transactions. In addition, at the end of the third quarter 2000, the Board authorized management to repurchase up to an additional 10 million shares. The Board had continued this authorization through September 27, 2004. As of June 30, 2004, we had acquired approximately 3.1 million shares under this authorization.

At the August 4, 2004 Board meeting, the above authorizations were replaced with a single repurchase authorization giving management the authority to repurchase 10 million shares each calendar year beginning January 1, 2005, and the authority to repurchase 10 million shares minus the shares previously repurchased by the Company from January 1 to August 3 of this year for the remainder of calendar 2004. A specific repurchase schedule has not been established under the authorization. The amount and timing of repurchases will depend upon the economic and market conditions, acquisition activity and other factors.

Derivative Instruments, Hedging Activities and Related Risks

Interest Rates

The Company’s debt obligations represent its only significant exposure to changes in interest rates. During 2000, $350 million of 7.65% fixed coupon rate debt maturing in February 2005 and, in 1999, $14 million of 6.90% fixed rate debt maturing in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. These swap agreements, which contain the same payment dates as the original issues, were used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under the $350 million interest rate swap agreement for $39.9 million, which is being amortized over the remaining period of the related debt. In June 2004, both the $14 million in fixed rate debt and the related swap agreement matured as scheduled.

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its carrying value by $1.3 million as of June 30, 2004, and by $14.3 million at December 31, 2003. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2004 and December 31, 2003 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

Exchange Rates

The Company does not hedge all net foreign currency exposures related to transactions denominated in other than the associated functional currencies. The Company may occasionally hedge firm specific commitments or other anticipated cash flows in foreign currencies. The decision by management to hedge any such transactions is made on a case-by-case basis.

The amount of forward contracts outstanding at June 30, 2004 was approximately $14.1 million ($12.9 million Pay USD/Receive MXN; and $1.2 million Pay GBP/Receive USD) and primarily hedge forecasted inventory production and acquisition costs.

The Company views its investment in foreign subsidiaries as a long-term commitment. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $718.4 million at June 30, 2004, compared to $712.7 million at March 31, 2004 and $636.5 million at December 31, 2003. The increase in net investment during the second quarter was due primarily to increased capital contributions to certain subsidiaries in Mexico, Western Europe and Asia, partially offset by a general weakening of Canadian, certain European, Mexican and other currencies against the U.S. dollar.

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

During the second quarter of 2004, the Company paid interest of $0.4 million on the CHF portion and received interest of $0.5 million on the USD portion of the agreement. At June 30, 2004, the market value loss on the cross-currency swap was approximately $1.4 million.

Commodity Prices

The Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. However, the Company has in the past, and may in the future, hedge its purchases of natural gas. While the Company hedged approximately 50% of its total monthly natural gas purchases for the six months ended June 30, 2004, no natural gas contracts remained outstanding as of June 30, 2004.

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

The section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a disclosure on page 15 of the security ratings of the Company’s senior debt, which will be incorporated by reference into the Company’s registration statements filed under the Securities Act of 1933. These security ratings are not a recommendation to buy, sell or hold securities and such ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Instruments, Hedging Activities and Related Risks” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the end of the period ending June 30, 2004 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the Securities & Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) SALE OF UNREGISTERED SECURITIES

On June 24, 2004, the Company privately issued to Stanley A. Kraftsow and a trust of Mr. Kraftsow a total of 57,143 shares of its common stock. The shares were issued pursuant to the exercise of a portion of 71,429 stock options granted to these persons on February 8, 2000. The stock option awards provide for an exercise price of $17.50 per share. As such, the consideration received by the Company for the 57,143 shares was $1,000,002. The transactions qualified for exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act in that the securities were not publicly offered.

(e) ISSUER REPURCHASES OF EQUITY SECURITIES

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2) (3)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (4)
April 2004	346,364	$23.55	346,104	7,113,061

May 2004	380,970	$22.86	380,771	7,036,166

June 2004	414,558	$25.36	414,163	6,891,161

Total	1,141,892	$23.98	1,141,038

(1)	The shares purchased include 854 shares surrendered in stock-for-stock option exercises that were not repurchased as a part of a publicly announced plan or program.

(2)	In February 2004, the Board authorized the repurchase of 2 million shares for re-issuance in employee benefit plans and other uses. Under this authorization, the number of shares that can be repurchased is continuously replenished as shares repurchased are reissued. The Board also authorized the repurchase of shares issued in acquisition transactions. These authorizations were first reported in the Company’s Form 10-K filed March 11, 2004, and would have expired as of the February 2005 Board meeting date, but were terminated as expressed in note 4.
(3)	In addition, the Board, at the end of September 2000, authorized the repurchase of up to an additional 10 million shares. This authorization was first announced in the Company’s press release, dated September 28, 2000. This authorization would have expired September 27, 2004, but was terminated as expressed in note 4.
(4)	On August 4, 2004, the Board replaced the above authorizations with a single authorization to repurchase 10 million shares each calendar year beginning January 1, 2005, and, for the remainder of the year, the authority to purchase 10 million shares less the shares repurchased by the Company from January 1 to August 3, 2004. This new authorization is being reported first in this quarterly report on Form 10-Q and shall remain in force until repealed by the Board of Directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 5, 2004. In connection with this meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of 10 directors, (2) the ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, (3) an amendment to the Company’s 1989 Discount Stock Plan to authorize an additional 4,000,000 shares available for purchase, and (4) the approval of the Company’s 2004 Key Officers Incentive Plan. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for directors listed in the proxy statement were elected to hold office until the next annual meeting of shareholders or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Raymond F. Bentele	164,174,310	2,751,694
Ralph W. Clark	164,186,709	2,739,295
Harry M. Cornell, Jr.	160,318,089	6,607,915
Robert Ted Enloe, III	164,918,367	2,007,637
Richard T. Fisher	163,623,419	3,302,585
Karl G. Glassman	163,939,917	2,986,087
David S. Haffner	163,925,453	3,000,551
Judy C. Odom	164,199,832	2,726,172
Maurice E. Purnell, Jr.	155,622,412	11,303,592
Felix E. Wright	163,987,904	2,938,100

2.	The ratification of the Board’s selection of Pricewaterhouse Coopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
162,423,145	3,462,382	1,040,477

3.	The amendment to the Company’s 1989 Discount Stock Plan to authorize an additional 4,000,000 shares available for purchase was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER “NON-VOTES”
138,506,270	3,076,794	1,097,541	24,245,399

4.	The 2004 Key Officers Incentive Plan was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
158,430,934	7,272,062	1,223,008

ITEM 5. OTHER EVENTS

Effective July 15, 2004, Joseph D. Downes, Jr. was promoted to President of the Company’s Industrial Materials segment. He also remains Vice President of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 3.1 – Bylaws of the Company as amended through August 4, 2004.

Exhibit 10.1 – Amendment No. 2 to the Restated and Amended Employment Agreement between the Company and Felix E. Wright, dated August 4, 2004.

Exhibit 10.2 – Letter Agreement regarding whole life insurance policy between the Company and Harry M. Cornell, Jr. dated July 1, 2004.

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.

Exhibit 32.1 – Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.

(B)	On April 21, 2004, Leggett & Platt, Incorporated furnished a report on Form 8-K, under Item 12. “Results of Operations and Financial Condition”, announcing financial results for the quarter ending March 31, 2004, and that the Company would hold an investor conference call to discuss its financial results on April 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 5, 2004	By:	/s/ FELIX E. WRIGHT
Felix E. Wright
Chairman of the Board and
Chief Executive Officer

DATE: August 5, 2004	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit
3.1	Bylaws of the Company as amended through August 4, 2004.

10.1	Amendment No. 2 to the Restated and Amended Employment Agreement between the Company and Felix E. Wright, dated August 4, 2004.

10.2	Letter Agreement regarding whole life insurance policy between the Company and Harry M. Cornell, Jr. dated July 1, 2004.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2004.