Form 10-Q/A
period 2004-06-30
LEGGETT & PLATT INC
filed 2004-08-16
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A has been filed for the sole purpose of correcting Note 4 to the Consolidated Condensed Financial Statements. The correct comprehensive income for the quarter ended June 30, 2003, is $89.1 million rather than the $73.5 million originally reported. The Company inadvertently reported comprehensive income for the quarter ended March 31, 2004, rather than the quarter ended June 30, 2003.

No other information in the Form 10-Q filed on August 5, 2004 is being amended except Item 4 of Part I and Item 6 of Part II. This Form 10-Q/A has not been updated for changes in events or other developments subsequent to August 5, 2004.

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

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, comprehensive income for the quarters ending June 30, 2004 and 2003 was $63.8 and $89.1, respectively. For the six months ending June 30, 2004 and 2003, comprehensive income was $137.3 and $156.3, respectively.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 3.1 – Bylaws of the Company as amended through August 4, 2004, filed August 5, 2004 as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.1 – Amendment No. 2 to the Restated and Amended Employment Agreement between the Company and Felix E. Wright, dated August 4, 2004, filed August 5, 2004 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2 – Letter Agreement regarding whole life insurance policy between the Company and Harry M. Cornell, Jr. dated July 1, 2004, filed August 5, 2004 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges, filed August 5, 2004 as Exhibit 12 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 31.1 – Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

Exhibit 32.1 – Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

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

LEGGETT & PLATT, INCORPORATED

DATE: August 16, 2004	By:	/s/ FELIX E. WRIGHT
Felix E. Wright
Chairman of the Board and
Chief Executive Officer

DATE: August 16, 2004	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

3.1	Bylaws of the Company as amended through August 4, 2004, filed August 5, 2004 as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

10.1	Amendment No. 2 to the Restated and Amended Employment Agreement between the Company and Felix E. Wright, dated August 4, 2004, filed August 5, 2004 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

10.2	Letter Agreement regarding whole life insurance policy between the Company and Harry M. Cornell, Jr. dated July 1, 2004, filed August 5, 2004 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

12	Computation of Ratio of Earnings to Fixed Charges, filed August 5, 2004 as Exhibit 12 to the Company’s Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.