Form 10-Q
period 2004-09-30
LEGGETT & PLATT INC
filed 2004-11-03
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

Common stock outstanding as of October 28, 2004: 190,899,182

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2004	December 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$307.0	$443.9
Accounts and notes receivable	844.9	698.6
Allowance for doubtful accounts	(16.7)	(17.9)
Inventories	717.3	628.3
Other current assets	73.9	66.5

Total current assets	1,926.4	1,819.4
PROPERTY, PLANT & EQUIPMENT, NET	942.7	967.1
OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $114.8 in 2004 and $115.0 in 2003	1,012.2	989.5
Other intangibles, less accumulated amortization of $38.5 in 2004 and $35.1 in 2003	61.6	44.0
Sundry	77.4	69.7

Total other assets	1,151.2	1,103.2

TOTAL ASSETS	$4,020.3	$3,889.7

CURRENT LIABILITIES
Current maturities of long-term debt	$390.1	$119.4
Accounts payable	269.5	195.2
Accrued expenses	253.1	223.8
Other current liabilities	111.6	87.5

Total current liabilities	1,024.3	625.9
LONG-TERM DEBT	619.2	1,012.2
OTHER LIABILITIES AND DEFERRED INCOME TAXES	139.7	137.6
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	448.6	433.7
Retained earnings	1,924.9	1,788.3
Accumulated other comprehensive income	38.5	34.4
Treasury stock	(176.9)	(144.4)

Total shareholders’ equity	2,237.1	2,114.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,020.3	$3,889.7

Items excluded are either not applicable or de minimis in amount and, therefore, are not shown separately.

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2004	2003	2004	2003
Net sales	$3,803.3	$3,247.0	$1,338.0	$1,156.7
Cost of goods sold	3,102.3	2,687.2	1,095.5	962.0

Gross profit	701.0	559.8	242.5	194.7
Selling and administrative expenses	339.1	300.5	111.3	103.7
Other deductions, net	1.3	2.3	.7	1.5

Earnings before interest and income taxes	360.6	257.0	130.5	89.5
Interest expense	34.3	34.7	10.5	13.3
Interest income	4.2	4.8	1.1	1.9

Earnings before income taxes	330.5	227.1	121.1	78.1
Income taxes	110.7	80.2	40.9	27.3

NET EARNINGS	$219.8	$146.9	$80.2	$50.8

Earnings Per Share
Basic	$1.12	$.75	$.41	$.26
Diluted	$1.12	$.75	$.41	$.26
Cash Dividends Declared
Per Share	$.43	$.40	$.15	$.14
Average Shares Outstanding
Basic	195.8	196.7	195.4	196.0
Diluted	197.0	197.1	196.8	196.5

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$219.8	$146.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	125.2	115.8
Amortization	8.2	6.3
Other	(9.7)	5.6
Other changes, excluding effects from purchases of companies:
(Increase) in accounts receivable, net	(146.9)	(127.3)
(Increase) decrease in inventories	(83.8)	18.0
(Increase) in other current assets	(6.7)	(4.5)
Increase in current liabilities	148.6	105.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	254.7	266.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(104.8)	(95.8)
Purchases of companies, net of cash acquired	(39.8)	(63.0)
Proceeds from liquidation of interest rate swap agreement	—	39.9
Other	12.2	8.2

NET CASH USED FOR INVESTING ACTIVITIES	(132.4)	(110.7)
FINANCING ACTIVITIES
Additions to debt	5.9	355.1
Payments on debt	(124.9)	(113.6)
Dividends paid	(81.1)	(75.8)
Issuances of common stock	20.3	3.5
Purchases of common stock	(79.4)	(76.9)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(259.2)	92.3

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(136.9)	247.6
CASH AND CASH EQUIVALENTS - January 1,	443.9	225.0

CASH AND CASH EQUIVALENTS - September 30,	$307.0	$472.6

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

For further information, refer to the December 31, 2003 financial statements of the Company and the footnotes thereto included in its annual report on Form 10-K.

2.	INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	September 30, 2004	December 31, 2003
At First-In, First-Out (FIFO) cost
Finished goods	$361.9	$316.5
Work in process	98.2	80.0
Raw materials and supplies	324.8	242.9

	784.9	639.4
Excess of FIFO cost over LIFO cost	(67.6)	(11.1)

	$717.3	$628.3

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

3.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	September 30, 2004	December 31, 2003
Property, plant and equipment, at cost	$2,112.4	$2,066.8
Less accumulated depreciation	(1,169.7)	(1,099.7)

	$942.7	$967.1

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	COMPREHENSIVE INCOME

Comprehensive income for the quarters ending September 30, 2004 and 2003 was $86.6 and $26.4, respectively. For the nine months ending September 30, 2004 and 2003, comprehensive income was $223.9 and $182.7, respectively.

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	195.8	196.7	195.4	196.0

Net earnings	$219.8	$146.9	$80.2	$50.8

Earnings per share – basic	$1.12	$.75	$.41	$.26

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	195.8	196.7	195.4	196.0
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.2	.4	1.4	.5

	197.0	197.1	196.8	196.5

Net earnings	$219.8	$146.9	$80.2	$50.8

Earnings per share – diluted	$1.12	$.75	$.41	$.26

6.	CONTINGENCIES

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

7.	SEGMENT INFORMATION

Reportable segments are based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage products, material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling, and secondary machining and coating. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

A summary of segment results for the nine months ended September 30, 2004 and 2003 and the quarters ended September 30, 2004 and 2003 are shown in the following tables. Segment figures for 2003 are restated for an organizational move of two small operations from Residential Furnishings to Specialized Products.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended September 30, 2004
Residential Furnishings	$1,849.7	$10.4	$1,860.1	$208.6
Commercial Fixturing & Components	813.4	4.6	818.0	47.0
Aluminum Products	384.7	12.3	397.0	36.2
Industrial Materials	386.9	220.0	606.9	91.1
Specialized Products	368.6	41.3	409.9	36.5
Intersegment eliminations	—	—	—	(2.3)
Change in LIFO reserve	—	—	—	(56.5)

	$3,803.3	$288.6	$4,091.9	$360.6

Nine Months ended September 30, 2003
Residential Furnishings	$1,617.4	$5.0	$1,622.4	$150.6
Commercial Fixturing & Components	712.0	5.8	717.8	22.4
Aluminum Products	341.5	9.5	351.0	27.0
Industrial Materials	269.6	156.5	426.1	25.5
Specialized Products	306.5	45.0	351.5	37.2
Intersegment eliminations	—	—	—	(3.6)
Change in LIFO reserve	—	—	—	(2.1)

	$3,247.0	$221.8	$3,468.8	$257.0

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

7.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT

Quarter ended September 30, 2004
Residential Furnishings	$641.5	$4.1	$645.6	$68.1
Commercial Fixturing & Components	306.0	1.7	307.7	22.7
Aluminum Products	114.8	4.1	118.9	7.7
Industrial Materials	151.0	79.7	230.7	36.7
Specialized Products	124.7	10.8	135.5	8.7
Intersegment eliminations	—	—	—	2.1
Change in LIFO reserve	—	—	—	(15.5)

	$1,338.0	$100.4	$1,438.4	$130.5

Quarter ended September 30, 2003
Residential Furnishings	$570.1	$1.2	$571.3	$54.7
Commercial Fixturing & Components	291.6	1.2	292.8	10.1
Aluminum Products	99.1	3.1	102.2	4.1
Industrial Materials	95.0	51.4	146.4	10.4
Specialized Products	100.9	13.4	114.3	10.6
Intersegment eliminations	—	—	—	3
Change in LIFO reserve	—	—	—	(.7)

	$1,156.7	$70.3	$1,227.0	$89.5

Average asset information for the Company’s segments at September 30, 2004 and December 31, 2003 is shown in the following table:

	September 30, 2004	December 31, 2003
Assets
Residential Furnishings	$1,379.2	$1,328.0
Commercial Fixturing & Components	960.8	950.2
Aluminum Products	376.4	376.3
Industrial Materials	287.7	263.2
Specialized Products	471.2	414.2
Unallocated assets	434.0	615.3
Adjustment to period – end vs. average assets	111.0	(57.5)

	$4,020.3	$3,889.7

LEGGETT & PLATT, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

8.	STOCK OPTIONS

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net Earnings, as reported	$219.8	$146.9	$80.2	$50.8
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	7.0	4.8	2.3	1.6
Deduct: Stock–based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(8.0)	(6.2)	(2.6)	(2.1)

Net earnings, pro forma	$218.8	$145.5	$79.9	$50.3

Earnings per share – as reported
Basic	$1.12	$.75	$.41	$.26

Diluted	$1.12	$.75	$.41	$.26

Pro forma earnings per share
Basic	$1.12	$.74	$.41	$.26

Diluted	$1.11	$.74	$.41	$.26

9.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at September 30, 2004 and 2003 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2004 employer contributions are not significantly different than the $1.5 previously reported.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Components of Net Pension Expense
Service cost	$3.4	$3.0	$1.0	$1.0
Interest cost	6.9	6.9	2.3	2.3
Expected return on plan assets	(10.1)	(9.3)	(3.3)	(3.1)
Amortization of net transition asset	.2	—	—	—
Recognized net actuarial loss	.4	1.2	.2	.4

Net pension expense	$.8	$1.8	$.2	$.6

ITEM 2.  - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Introduction

Leggett & Platt is a Fortune 500, global, multi-industry, diversified manufacturer. We conceive, design and produce a broad variety of engineered components and products that can be found in virtually every home, office, retail store, and automobile. We sell very little product directly to consumers, but instead serve a broad array of manufacturers and retailers. Our products are often hidden within, and vital to, our customers’ products. Key attributes that contribute to our success include: low cost operations, high quality products, vertical integration, innovation, customer service, financial strength, and long-lived relationships with customers. We are North America’s leading independent manufacturer of a) components for residential furniture and bedding; b) retail store fixtures and point of purchase displays; c) components for office furniture; d) non-automotive aluminum die castings; e) drawn steel wire; f) automotive seat support and lumbar systems; g) carpet underlay; h) adjustable beds; and i) bedding industry machinery for wire forming, sewing and quilting.

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

Performance in the last quarter of 2004 will continue to be heavily influenced by three factors: the amount of same location sales growth, our degree of success at recovering escalating steel and other raw material costs, and the extent of improvement in our Fixture & Display operations. Management is devoting significant attention to these areas. These factors and others are discussed in detail below.

Results of Operations

Discussion of Consolidated Results

Record quarterly sales of $1.34 billion were 16% higher than in the third quarter of 2003, with acquisitions contributing 3% of the growth. Same location sales increased 13.1%, with approximately two-thirds attributable to inflation (primarily due to higher steel costs). Same location sales growth for the trailing twelve months was 11%, the strongest pace since 1993.

Third quarter earnings per diluted share were $.41, an increase of $.15, or 58%, from the $.26 per diluted share attained in the third quarter of 2003. Higher sales and ongoing consolidation and cost reduction efforts were noteworthy contributors to the earnings increase.

For the first nine months of 2004, sales were $3.80 billion, an increase of 17% versus sales of $3.25 billion in the first nine months of 2003. Same location sales were up 11.9% year-to-date. Earnings, at $1.12 per diluted share, were up 49% from last year’s $.75 per diluted share.

Pretax earnings for the third quarter of 2004 include LIFO expense of $15.5 million vs. $.7 million in the third quarter of 2003. For the first nine months of 2004, LIFO expense was $56.5 million, compared to $2.1 million in the same period of 2003.

As discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company’s quarterly LIFO expense is based on a current estimate of the annual expense expected for the year. This estimated annual expense is allocated to all the interim periods, but since the estimate is revised throughout the year, the impact in each quarter may vary.

In the first nine months of 2003, steel prices were relatively stable and LIFO expense was not significant. This year stands in sharp contrast. Steel price increases in the first nine months of 2004 have been significant and unprecedented. Based on information currently available, our estimated LIFO expense for the full year is approximately $76 million. However, the actual expense will depend upon our price of steel in the fourth quarter and our year-end inventory levels. Accurately predicting steel prices for the remainder of 2004 is extremely difficult given the market’s volatility. Therefore, LIFO expense for the full year of 2004 could be significantly different from the current estimate. In addition, a reduction in year-end inventory levels could result in our LIFO expense for the full year being lower than the current estimate.

A reduction in inventory levels may result in “LIFO liquidation income”, an accounting term used to describe the positive effect of liquidating (i.e., charging to expense) lower cost inventory layers established in prior years under the LIFO method. If these lower cost inventory layers are expensed currently in cost of goods sold, the resulting impact would partially offset the LIFO expense recorded for the year. Inventory levels at the end of the third quarter of 2004 were not at levels that would result in such LIFO liquidation income.

Major Trends and Uncertainties

Assuming recent economic strength continues through the fourth quarter, we anticipate annual 2004 same location sales will increase by approximately 10% compared to an increase of 1.2% in 2003. All of the Company’s five segments posted strong sales growth and increased same location sales in the third quarter of 2004.

The majority of the inflation the Company is experiencing relates to steel prices, which have escalated dramatically since late 2003. Third quarter market prices for steel scrap and rod jumped unexpectedly in July and August. We implemented additional selling price increases effective in early October to recover most of these costs going forward, but the lag we experienced in passing through these higher costs had a negative impact on third quarter’s EBIT (earnings before interest and taxes).

Steel prices for the rest of the year remain uncertain. The degree to which the Company is able to mitigate or recover any additional cost increases will be a major factor in future results.

In recent years, worldwide steel production capacity declined considerably. Although some uncertainty over steel availability exists, we believe we will continue to be able to access sufficient quantities on a timely basis and are better positioned than our competitors to secure supply. Steel scrap and rod represent about 70% of our steel tonnage purchases. This material is converted to wire, which is a key raw material used by many of our operations. More than half of the steel rod we use comes from our own mill, helping ensure supply. In addition, our financial strength and purchasing leverage are advantages many of our competitors don’t enjoy.

In a recent and continuing trend, some of our customers have been moving a portion of their production from the U.S. to other countries. In order to remain a reliable and cost competitive supplier, we have and we expect to continue to establish operations in new regions of the world. Generally, we can produce components at a lower cost in the U.S. However, transportation and other logistical benefits of being in-country with our customers often more than offset the production cost differences. Currently, the largest international influence on our business is China. At September 30, 2004, Leggett operated eight Chinese facilities. In addition to our own facilities in China, we have strong relationships with many Asian suppliers.

With our international expansion has come an increased exposure to foreign currencies. As a result, significant changes in foreign currency exchange rates can have a material impact on reported earnings and financial position. Leggett currently utilizes derivative instruments to hedge certain individually identified transactions and to hedge only a modest amount of our total net investment exposure.

During the second quarter, the Company completed its annual goodwill assessment as required by SFAS No. 142. No goodwill impairments were identified as all Reporting Units’ estimated fair values exceeded their recorded net book values, including the Fixture & Display unit. Although margins have continued to improve for the Fixture & Display unit, further improvement is required to meet the assumptions underlying the current fair value estimate for this Reporting Unit. Based on its tactical plan for this business, management believes that the future expected improvements in profitability are achievable and no impairment of the approximately $300 million of goodwill for the Fixture & Display Reporting Unit will occur.

Additional comments regarding these recent trends are included in the Discussion of Segment Results that follows.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 7 of the Notes to Consolidated Condensed Financial Statements. Individual segment EBIT is presented using the FIFO inventory method, and, therefore, does not reflect LIFO inventory charges of $15.5 million and $56.5 million, respectively, for the three months and nine months ended September 30, 2004 (for 2003, three month and nine month LIFO charges were $0.7 million and $2.1 million, respectively). Following is a comparison of EBIT margins (Segment EBIT divided by Segment Total Sales):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Residential Furnishings	10.5%	9.6%	11.2%	9.3%
Commercial Fixturing & Components	7.4	3.4	5.7	3.1
Aluminum Products	6.5	4.0	9.1	7.7
Industrial Materials	15.9	7.1	15.0	6.0
Specialized Products	6.4	9.3	8.9	10.6

Third Quarter Discussion

Residential Furnishings

Total sales increased 13.0%, or $74.3 million, including a same location sales increase of 10.8%. Worldwide innerspring unit sales were essentially flat, but unit sales of mechanisms for upholstered furniture experienced a double-digit percentage increase. Strong demand and market share gains in carpet cushion and adjustable beds aided third quarter results. Our upholstered furniture components businesses have reported strong performance over the past three years. Our continuing strong performance results from an industry trend to incorporate high quality motion features into more lines of furniture; growing market share with smaller, privately-held manufacturers; and a well-established international presence.

EBIT increased $13.4 million, or 24.5%, with gains arising from higher sales, effective production cost management and plant consolidation efforts. These gains were partially offset by incomplete recovery of the most recent steel cost increases, increased transportation costs and currency impacts.

Commercial Fixturing & Components

Total sales increased 5.1%, or $14.9 million, while same location sales grew 3.0%. Volume, excluding inflation, was down slightly in our Fixture & Display operations. In contrast, volume improved in our office furniture components businesses, with these operations posting mid single-digit growth over the prior year. This quarter’s improvement in our office components businesses follows nearly a year of stable to improving results. EBIT more than doubled, from $10.1 million last year to $22.7 million this year, as a result of improvements arising from the tactical plan, and non-recurrence of last year’s inventory obsolescence charges.

Aluminum Products

Total sales increased $16.7 million, or 16.3%, solely from increased same location sales. Most of the sales growth was volume related, as inflation has been modest in this segment. Much of the segment’s growth over the past year has come from market share gains and new programs for producers of motorcycles, small engines, and large appliances, among others. For example, in late September, we announced an arrangement with Briggs & Stratton whereby we will supply aluminum castings to support their assembly plant in Auburn, Alabama. Higher sales and cost containment initiatives led to an EBIT increase of $3.6 million, or 87.8%. Third quarter’s margin decline

(compared to the second quarter of 2004) was substantially volume driven, as sales decreased with the normal seasonality of the barbeque and lawn equipment industries.

Industrial Materials

Total sales increased $84.3 million, or 57.6%, solely from same location sales increases (largely resulting from inflation in steel prices). Higher production, improved overhead recovery, full utilization of the Sterling rod mill (versus last year’s ramp up), and an above average spread between the selling price of steel rod and the cost of scrap (which benefited the rod mill) contributed to an EBIT improvement of $26.3 million.

Specialized Products

Total sales increased $21.2 million, or 18.5%. Same location sales increased 9.0%, primarily due to higher unit volumes in our machinery operations. Our machinery operations continued to post double-digit growth, as many bedding manufacturers who delayed spending for the past three years began purchasing new equipment. In addition, we saw growth in our automotive businesses this quarter, reflecting benefits of new programs and increased product placement.

EBIT declined 17.9%, or $1.9 million, as sales-related gains were more than offset by higher raw material and restructuring costs, depreciation and new product development expenses.

Nine-Month Discussion

Residential Furnishings

Total sales increased 14.7%, or $237.7 million. Same location sales increased 11.5%. Demand improved across most business units, with mechanisms for upholstered furniture posting the greatest year-over year growth. Market share gains in carpet cushion and adjustable beds and inflation and currency factors also contributed to the sales increase. EBIT increased $58.0 million, or 38.5%, with gains arising from higher sales, prior cost reduction and plant consolidation efforts, and improved overhead recovery (due to higher manufacturing levels). These gains were partially offset by incomplete recovery of the most recent steel cost increases, modest restructuring expenses and currency impacts.

Commercial Fixturing & Components

Total sales increased 14.0%, or $100.2 million, almost entirely due to recent acquisitions, as same location sales were up only 1.2%. EBIT more than doubled, from $22.4 million last year to $47.0 million this year, as improvements arising from the Fixture & Display tactical plan and non-recurrence of last year’s inventory obsolescence charges were partially offset by impacts from currency rates, higher raw material prices, and restructuring costs.

Aluminum Products

Total sales increased $46.0 million, or 13.1%, solely from increased same location sales. Higher sales and cost containment initiatives, partially offset by a change in product mix, led to an EBIT increase of $9.2 million, or 34.1%.

Industrial Materials

Total sales increased $180.8 million, or 42.4%, solely from same location sales increases (again, largely resulting from inflation in steel prices). Higher sales and production, improved overhead recovery, full utilization of the Sterling rod mill, and an above average spread between the selling price of steel rod and the cost of scrap (which spread should moderate in the coming quarters) contributed to an EBIT improvement of $65.6 million.

Specialized Products

Total sales increased $58.4 million, or 16.6%. Same location sales increased 9.5%, primarily due to higher unit volumes in both our machinery and automotive operations. EBIT decreased 1.9%, or $.7 million, as sales-related gains were more than offset by higher raw material and restructuring costs, depreciation and new product development expenses, along with the effect of currency rates. The Company acquired two businesses during the first quarter that produce automotive seating components. These companies are expected to add about $32 million to segment revenue on an annual basis.

Capital Resources and Liquidity

We have sufficient capital resources to meet both our current operating needs and to support current plans for organic growth and acquisitions. We attempt to achieve a balance between debt and equity, striving to minimize the total cost of capital, without excessive leverage. The Company’s target for long-term debt is 30-40% of total capitalization.

Short-term Liquidity

We rely on cash flow from operations as our primary source of capital. In 2003 we took advantage of historically low interest rates by issuing fixed rate debt with maturities of 10 and 15 years. As a result, cash and equivalents on hand provide adequate liquidity to finance ongoing operations, pay down debt maturing in the near term, and fund current growth requirements.

Cash provided by operating activities was $254.7 million in the first nine months of 2004, compared to $266.0 million in the first nine months of 2003. The cash benefit of higher earnings was offset by an increase in inventory which was largely due to the rapidly escalating cost of steel.

Despite increased receivable and inventory levels, total working capital decreased in the first nine months of 2004, primarily due to increased current debt maturities. Higher inventory levels were largely offset by increased accounts payable. Accounts receivable are up on higher year-over-year sales. Working capital levels relative to sales vary by segment, with Aluminum Products and Commercial Fixturing & Components requirements being higher than Company averages. Accounts receivable balances in these two segments are typically higher due to the longer credit and collection time required to service certain customers of the Aluminum Die Casting and Fixture & Display businesses. These same businesses also require higher inventory investments due to the custom nature of their products, longer manufacturing lead times (in certain cases), and the need of many customers to receive large volumes of product within short periods of time.

Total Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at September 30, 2004 and December 31, 2003.

(Dollar amounts in millions)	September 30, 2004	December 31, 2003
Long-term debt outstanding:
Scheduled maturities	$619.2	$1,012.2
Average interest rates*	3.9%	4.1%
Average maturities in years*	5.1	6.0
Revolving credit/commercial paper	—	—

Total long-term debt	619.2	1,012.2
Deferred income taxes and other liabilities	139.7	137.6
Shareholders’ equity	2,237.1	2,114.0

Total capitalization	$2,996.0	$3,263.8

Unused committed credit:
Long-term	$342.0	$213.0
Short-term	—	126.5

Total unused committed credit	$342.0	$339.5

Ratio of earnings to fixed charges**	8.2x	6.2x

*	Including current maturities.

**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

This next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and including current maturities, at September 30, 2004 and December 31, 2003. We believe that adjusting this measure for cash and current maturities more appropriately reflects financial leverage, as it is the Company’s practice and intent to utilize excess cash to repay debt and to refinance any remaining current maturities. These adjustments also enable meaningful comparisons to historical periods. Prior to 2003, current debt maturities and cash balances were much smaller.

(Amounts in millions)	September 30, 2004	December 31, 2003
Debt to total capitalization:
Long-term debt	$619.2	$1,012.2
Current debt maturities	390.1	119.4
Cash and cash equivalents	(307.0)	(443.9)

Net debt, after adjustments	$702.3	$687.7

Total Capitalization	$2,996.0	$3,263.8
Current debt maturities	390.1	119.4
Cash and cash equivalents	(307.0)	(443.9)

Total capitalization, after adjustments	$3,079.1	$2,939.3

Debt to total capitalization
Before adjustments	20.7%	31.0%
After adjustments	22.8%	23.4%

Total debt decreased $122.3 million from year-end 2003, primarily due to the maturity of $114.0 million in medium-term notes during the first nine months of 2004. During the first quarter of 2004, $350 million in medium-term notes, due February 2005, were reclassified from long-term debt to current maturities. Unamortized gain and favorable market adjustment on interest rate swap agreements totaling $7.5 million and $23.1 million are included in September 30, 2004 current debt maturities and in December 31, 2003 long-term debt, respectively.

Obligations having scheduled maturities are the primary source of Leggett’s debt capital. At the end of the third quarter of 2004, these obligations consisted primarily of medium-term notes totaling $911.5 million due at various dates through 2018. Our public debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+. We have maintained an ‘A’ rating on our debt for over a decade.

Leggett also has debt capital available through a $300 million commercial paper program supported by $342 million in revolving credit commitments. To further facilitate the issuance of debt capital, $150 million remains available under our $500 million shelf registration. We believe our unused committed credit sufficiently ensures the availability of capital resources that are adequate for our ongoing operations and growth opportunities. Over the next few years, Leggett plans to gradually increase leverage back to the Company’s long standing target of 30% - 40% of capitalization, while maintaining its “single-A” debt rating. The Company sees benefit to modestly increasing debt, and little risk given its competitive position and consistently strong cash flow. Leggett expects to increase its shelf registration to the $500 million level within the next quarter, and may issue additional debt under its existing $150 million shelf registration before that time.

Uses of Capital Resources

The Company’s investments to modernize and expand manufacturing capacity totaled $104.8 million in the first nine months of 2004. For the year, management anticipates capital spending will approximate $135 million, excluding acquisitions.

During the third quarter, we completed one acquisition that should contribute about $1 million to annual revenues. There were no divestitures during the quarter. During the first nine months of 2004, we completed six acquisitions which, with additional earn-out payments related to prior acquisitions, resulted in total cash payments of $39.8 million.

Cash dividends paid on the Company’s common stock were $81.1 million during the first nine months of 2004. Our long-term dividend payout target is approximately one-third of the prior three-years’ average earnings. Calculated in the same manner as our target, the dividend payout was 51.3% in 2003, 43.7% in 2002, and 38.8% in 2001. We anticipate that the 2004 ratio will be in the range of 47.0% to 47.7%. As earnings continue to recover, we expect to move back toward the 30-35% dividend payout target.

Company purchases of its common stock (net of issuances) totaled $59.1 million in the first nine months of 2004. These purchases were made to replace shares issued in employee stock plans and under the prior Board authorizations discussed below.

At the August 4, 2004 Board meeting, all existing stock repurchase authorizations were replaced with a single authorization giving management the authority to repurchase up to 10 million shares each calendar year beginning January 1, 2005, and the authority to repurchase up to 7.8 million additional shares during the remainder of calendar 2004 (10 million shares minus 2.2 million shares repurchased by the Company under prior authorizations from January 1 to August 3). A specific repurchase schedule has not been established under the authorization. The amount and timing of repurchases will depend upon economic and market conditions, acquisition activity and other factors.

Derivative Instruments, Hedging Activities and Related Risks

Interest Rates

The Company’s debt obligations represent its only significant exposure to changes in interest rates. During 2000, $350 million of 7.65% fixed coupon rate debt maturing in February 2005 was issued and converted to variable rate debt by use of an interest rate swap agreement. This swap agreement, which contains the same payment date as the original issue, was used primarily by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under the $350 million interest rate swap agreement for $39.9 million, which is being amortized over the remaining period of the related debt.

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its carrying value by $2.3 million as of September 30, 2004, and by $14.3 million at December 31, 2003. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2004 and December 31, 2003 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

Exchange Rates

The Company does not hedge all foreign currency exposures related to transactions denominated in other than the associated functional currencies. The Company may occasionally hedge firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge such transactions is made on a case-by-case basis.

The amount of forward contracts outstanding at September 30, 2004 was approximately $9.6 million ($9.4 million Sell USD/Receive MXN; and $.2 million Sell GBP/Receive USD) and primarily hedge forecasted inventory production and purchase costs.

The Company views its investment in foreign subsidiaries as a long-term commitment. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $702.4 million at September 30,

2004, compared to $718.4 million at June 30, 2004 and $636.5 million at December 31, 2003. The decrease in net investment during the third quarter was due primarily to a return of capital from a subsidiary in Western Europe, partially offset by contributions to certain subsidiaries in Mexico and Western Europe, and a strengthening of Canadian and other currencies against the U.S. dollar.

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

During the third quarter of 2004, the Company paid interest of $0.4 million on the CHF portion and received interest of $0.5 million on the USD portion of the agreement. At September 30, 2004, the market value loss on the cross-currency swap was approximately $1.0 million.

Commodity Prices

Other than for planned purchases of natural gas, the Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. In August 2004, the Company entered into fixed price swap agreements to hedge portions of its anticipated purchases of natural gas. The Company hedged approximately 20% of its anticipated natural gas consumption for the 12-month period beginning in September 2004, 15% of its anticipated consumption for the 12-month period beginning September 2005, and 10% of its anticipated consumption for the 12-month period beginning September 2006. Approximately $12.8 million of natural gas contracts were outstanding as of September 30, 2004, with a total market value of $.2 million.

Forward-Looking Statements and Related Matters

“This report and our other public reports, whether written or oral, may contain “forward-looking” statements including, but not limited to, projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and statements of the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.”

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•	our ability to improve operations and realize cost savings (including our tactical plan for the Fixture and Display business)

•	factors that could impact costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor and wage rates and energy costs

•	our ability to pass along raw material cost increases to our customers

•	price and product competition from foreign (particularly Asian) and domestic competitors

•	future growth of acquired companies

•	our ability to bring start up operations on line as budgeted in terms of expense and timing

•	litigation risks

•	risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, or changes in demand for certain products, or trends in business capital spending

•	changes in the competitive, economic, legal and market conditions and risks, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, US or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation, and the like.

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

An evaluation as of the end of the period ending September 30, 2004 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the Securities & Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER REPURCHASES OF EQUITY SECURITIES

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)(3)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (4)
July 2004	381,548	$26.19	381,380	6,646,320
August 2004	644,893	$26.95	642,414	7,170,320
September 2004	251,005	$27.51	248,792	6,921,528

Total	1,277,446	$26.83	1,272,586

(1)	The shares purchased include 4,860 shares surrendered in stock-for-stock option exercises that were not repurchased as a part of a publicly announced plan or program.

(2)	In February 2004, the Board authorized the repurchase of 2 million shares for re-issuance in employee benefit plans and other uses. Under this authorization, the number of shares that can be repurchased is continuously replenished as shares repurchased are reissued. The Board also authorized the repurchase of shares issued in acquisition transactions. These authorizations were first reported in the Company’s Form 10-K filed March 11, 2004, and would have expired on the February 2005 Board meeting date, but were terminated as expressed in note 4.

(3)	In addition, the Board, at the end of September 2000, authorized the repurchase of up to an additional 10 million shares. This authorization was first announced in the Company’s press release, dated September 28, 2000. This authorization would have expired September 27, 2004, but was terminated as expressed in note 4.

(4)	On August 4, 2004, the Board replaced the above authorizations with a single authorization to repurchase 10 million shares each calendar year beginning January 1, 2005, and, for the remainder of the year, the authority to purchase 10 million shares less the shares repurchased by the Company from January 1 to August 3, 2004. This new authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit 10.1 – Form of Non-Qualified Stock Option Award pursuant to the Company’s 1989 Flexible Stock Plan.

Exhibit 10.2 – Form of Restricted Stock Agreement pursuant to the Company’s 1989 Flexible Stock Plan.

Exhibit 10.3 – Form of Revolving Credit Agreement (5 Year Facility), dated August 23, 2002; Form of Amendment No. 1 to Revolving Credit Facility (5 Year Facility), dated August 22, 2003; and Form of Amendment No. 2 to Revolving Credit Facility (5 Year Facility), dated August 27, 2004, filed September 1, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated herein by reference (SEC File No. 001-07845).

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.

Exhibit 32.1 – Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE:	November 3, 2004	By:	/s/ FELIX E. WRIGHT
Felix E. Wright
Chairman of the Board and
Chief Executive Officer

DATE:	November 3, 2004	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Form of Non-Qualified Stock Option Award pursuant to the Company’s 1989 Flexible Stock Plan.

10.2	Form of Restricted Stock Agreement pursuant to the Company’s 1989 Flexible Stock Plan.

10.3	Form of Revolving Credit Agreement (5 Year Facility), dated August 23, 2002; Form of Amendment No. 1 to Revolving Credit Facility (5 Year Facility), dated August 22, 2003; and Form of Amendment No. 2 to Revolving Credit Facility (5 Year Facility), dated August 27, 2004, filed September 1, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated herein by reference (SEC File No. 001-07845).”

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2004.