Form 10-K
period 2004-12-31
LEGGETT & PLATT INC
filed 2005-02-28
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the New York Stock Exchange) on June 30, 2004 was approximately $4,673,908,913.

There were 190,843,785 shares of the Registrant’s common stock outstanding as of February 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2005.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

Forward Looking Statements and Related Matters

This report and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to, projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and statements of the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•	our ability to improve operations and realize cost savings (including our tactical plan for the Fixture & Display business)

•	factors that could impact costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs

•	our ability to pass along raw material cost increases to our customers

•	price and product competition from foreign (particularly Asian) and domestic competitors

•	a significant decline in the long-term outlook for any given reporting unit that could result in potential goodwill impairment

•	future growth of acquired companies

•	our ability to bring start up operations on line as budgeted in terms of expense and timing

•	litigation risks

•	risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products, or trends in business capital spending

•	changes in competitive, economic, legal and market conditions and related factors, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation and the like.

Furthermore, we have made and expect to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

The section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contains a disclosure on page 27 of the security ratings of the Company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

PART I

Item 1. Business.

Leggett & Platt, Incorporated and its subsidiaries are collectively referred to in this Form 10-K as “we,” “us,” “our,” “the Company” or “Leggett.” We were founded as a partnership in Carthage, Missouri in 1883 and became incorporated in 1901. The Company, a pioneer in the development of steel coil bedsprings, is a diversified manufacturer that conceives, designs and produces a wide range of engineered components and products that can be found in most homes, offices, retail stores and automobiles. Our business is organized into 29 business units, those units organized into 10 groups, and those groups into five segments, as indicated below.

Overview of the Residential Furnishings Segment

Segment	Groups	Business Units
Residential Furnishings	Bedding	U.S. Spring
International Spring
Adjustable Beds
Wood Products
	Home Furniture & Consumer Products	Furniture Hardware
Seating Components
Sofa Sleeper Components
Ornamental Beds & Bedding Support Products
	Fabric, Foam & Fiber	Fabric Converting
Fabric Dye & Finishing
Fibers
Carpet Underlay
Prime Foam Products
Coated Fabrics

Our largest segment is Residential Furnishings. Our beginnings stem from an 1885 patent of the steel coil bedspring. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We strive for competitive advantages based on a low cost structure, product innovation, a global presence, strong customer relationships and our internal production of key raw materials, including steel rod, wire, tubing, and dimension lumber. Our wide range of products provides our customers with a single source for many of the components they need. For example, a bedding manufacturer can come to us for almost every component part of a mattress and box spring, except the outer upholstery fabric. This is also true for manufacturers of upholstered recliner chairs, sofas and loveseats. We have long production runs and numerous production and assembly locations. Because of these advantages, we believe that we can generally produce components at a lower cost than our customers can produce the same parts for their own use. This allows our customers to focus on the design, style and marketing of their residential furnishings products, rather than the production of components. Listed below are examples of products manufactured or distributed by our Residential Furnishings groups:

Bedding

•	Innersprings (which are the sets of coil springs, bound together, that form the core of a mattress)

•	Wood frames, steel coils and wire forms for mattress box springs

•	Adjustable electric beds

•	Cut-to-size dimension lumber

Home Furniture & Consumer Products

•	Steel mechanisms and hardware (that enables furniture to recline, tilt, swivel, elevate, etc.) for reclining chairs, sleeper sofas and other types of motion furniture

•	Springs and seat suspensions for chairs, sofas and loveseats

•	Bed frames, ornamental beds, comforters, decorative pillows, and other “top-of-bed” accessories

Fabric, Foam & Fiber

•	Foam and fiber cushioning materials

•	Structural fabrics for mattresses, residential furniture and industrial uses

•	Carpet underlay materials

•	Coated fabrics (e.g. rug underlay, placemats and shelf liners)

Most of our Residential Furnishings customers manufacture finished bedding products (mattresses and box springs) or upholstered furniture for residential use. These customers generally sell to retailers and distributors. We also sell our ornamental beds, bed frames, adjustable beds and carpet underlay directly to retailers and distributors.

Key Strategies

Our ability to develop new, proprietary products provides an ongoing opportunity to increase business with customers, including those who continue to make some of their own components. Many of our capabilities, including product innovation, are being used as we move into new regions of the world. Internationally, we locate our operations where we believe demand for components is growing. Finally, we continue to look for acquisitions that expand our customer base, add new product lines or capabilities, or help establish a presence in new geographic regions.

Overview of the Commercial Fixturing & Components Segment

Segment	Groups	Business Units
Commercial Fixturing & Components	Fixture & Display	Store Fixtures Point-of-Purchase Displays Commercial Vehicle Products Storage Products
	Office Furniture Components	U.S. Office Components International Office Components Plastics

Our second largest segment is Commercial Fixturing & Components. This segment is divided into two groups, Fixture & Display and Office Furniture Components.

In the Fixture & Display group, we believe that we are the industry’s only “one-stop,” supplier with broad capabilities that include design, production, installation and project management. Products manufactured by our Fixture & Display group include:

•	Custom-designed, full store fixture packages, including shelving, counters, point-of-purchase displays, showcases, garment racks and decorative woodwork for retailers

•	Standardized shelving used by large retailers, grocery stores and discount chains

•	Commercial storage racks and carts (material handling systems) used primarily in the food service and healthcare industries

•	Wire and steel racks, shelves and cabinets for the interior of service vans and utility vehicles

Our Office Furniture Components group manufactures:

•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow office chairs to be adjusted to height, tilt and swivel

•	Injection molded plastic components for manufacturers of lawn care products, power tools, office furniture and other consumer and commercial products

Customers of the Commercial Fixturing & Components segment include:

•	Retail chains and specialty shops

•	Brand name marketers and manufacturers

•	Food service companies, healthcare providers and restaurants

•	Office, institutional, and commercial furniture manufacturers

•	Telecommunication companies

Key Strategies

Our Fixture & Display group strategy is to be the industry’s premier, most financially stable, and most customer oriented one-stop supplier of fixture and display products. Our focus is to increase volume within current markets and also look for opportunities to expand into new, related markets.

In October 2003, we announced the Fixture & Display group tactical plan to increase our attention and scrutiny of under-performing profit centers in the Fixture & Display group. For further information on the Fixture & Display group tactical plan, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation beginning on page 17.

In our businesses serving office furniture manufacturers and users of plastic components, we will continue striving to develop new products, providing opportunities to supply more components to customers. We also expect to continue making strategic acquisitions that add new products or expand operations into new regions of the world.

Overview of the Aluminum Products Segment

Segment	Groups	Business Units
Aluminum Products	Aluminum	Die Casting Tool & Die

Our Aluminum Products segment is the leading independent producer of non-automotive aluminum die castings in North America. We also produce zinc and magnesium die castings. We work with customers from the design concept stage to market introduction and then through the product lifecycle to refine the product and reduce cost. We sell aluminum, zinc and magnesium die cast components to a diverse group of customers that manufacture industrial and consumer products. Our customers include:

•	Small engine and diesel engine builders

•	Motorcycle, truck, off-road and recreational vehicle (including all-terrain vehicles and snowmobiles) and automobile makers

•	Manufacturers of outdoor lighting fixtures, cable line amplifiers, wireless communications systems and other cable and telecommunication products

•	Gas barbeque grill manufacturers

•	Consumer appliance and power tool manufacturers

•	Computer, electronic and electric motor producers

We also manufacture and refurbish dies (also known as molds or tools) for all types and sizes of die casting machines. These are sold to customers that buy our die castings and to other die cast manufacturers. We also provide extensive machining, coating, finishing, sub-assembly and other value-added services related to the die cast components that we sell.

Key Strategies

Market share growth is a major focus. We plan to continue to pursue large users of castings, target customers who currently make some of their own aluminum components, and look for opportunities to expand into new markets where die cast components are used. We plan to continue striving to develop technology that allows opportunities for growth in new markets. Finally, we are committed to establishing a global presence, enabling us to supply customers as they take more production overseas. Acquisitions may play a part in accomplishing these plans.

Overview of the Industrial Materials Segment

Segment	Groups	Business Units
Industrial Materials	Wire	Wire Drawing
Wire Products
Steel Rod
	Tubing	Steel Tubing

The Industrial Materials segment produces steel rod, drawn wire and welded steel tubing, as well as specialty wire products. Drawn wire and welded steel tubing are important raw materials that are widely used to manufacture our products. About 50% of the drawn wire and about 25% of the welded steel tubing that we produce is used to manufacture other products made by the Company. For example, wire is used to make:

•	Bedding and furniture components

•	Commercial fixtures and point-of-purchase displays

•	Automotive seating components

Welded steel tubing is used in many of the same products including:

•	Motion furniture mechanisms

•	Store fixtures, displays, shelving and storage products

•	Automotive seat frames

•	ATV, RV and snowmobile accessories

In addition to supplying a portion of our own raw material needs, we sell drawn wire and welded steel tubing to a diverse group of industrial customers, including:

•	Bedding and furniture makers

•	Automotive seating manufacturers

•	Lawn and garden equipment manufacturers

•	Recreational equipment (e.g. ATV and RV) producers

•	Mechanical spring makers

We also produce specialty wire products such as:

•	Wire ties used by cotton gins to tie bales of cotton

•	Wire tying heads used by waste recyclers and solid waste removal businesses to bale materials

•	Shaped wire used by automotive companies and medical supply businesses

Currently, our wire mills use over 900,000 tons of steel rod each year. Our steel rod mill has provided a consistent supply of quality steel rod for the Industrial Materials segment. The rod mill produces about 450,000 tons annually, nearly all of which is used by Leggett businesses. The mill produces only a few sizes and types of rod improving the mill’s operating efficiency. We operate the mill’s electric furnace (which has a capacity of about one million tons) during off-peak times to reduce energy costs. The mill is located near a steel scrap market that over the long term should provide consistent supply to the mill. The rod mill is also located reasonably close to our wire mills.

Key Strategies

The core strategy of our wire and tubing businesses is to efficiently supply other Leggett businesses’ raw material requirements. We expect that growth, to a large extent, should occur as our internal requirements expand, both domestically and abroad. We also expect to grow as we work with customers on programs that improve their efficiency (for example, packaging multiple components supplied by other Leggett businesses). Finally, we expect to expand our capabilities to add value through the forming, shaping, and welding of our wire and tube. This may occur through start-up operations or acquisitions.

Overview of the Specialized Products Segment

Segment	Groups	Business Units
Specialized Products	Automotive	Automotive
	Machinery	Machinery

Our Specialized Products segment manufactures components for the automotive industry and designs, builds and sells specialized machinery and equipment.

In the Automotive group, we manufacture:

•	Lumbar systems for automotive seating (including manual, 2-way power, 4-way power, massage systems, and memory options)

•	Seat suspension systems

•	Automotive control cables, such as shift cables, cruise-control cables, seat belt cables, accelerator cables, seat control cables, and latch release cables

Primary customers for these products are automobile seating manufacturers.

In the Machinery group, we primarily manufacture:

•	Highly automated quilting machines for fabrics used to cover mattresses and other home furnishings

•	Coilers used to shape wire into various types of springs

•	Industrial sewing machines

•	Material handling systems

•	Wide format digital printing equipment

•	Other products for factory automation

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

Our Machinery group designs and manufactures equipment that is used to produce the proprietary innersprings we develop for our bedding customers. In most cases, this equipment is not available in the marketplace. Providing proprietary machinery is a critical function of our Machinery group, and a key factor contributing to the success of our bedding operations. In addition, we will continue striving to develop technology to improve efficiency in our own plants as well as those of our customers.

Acquisitions

Our typical acquisition is a small, private, profitable, entrepreneurial company. Our acquisition targets are generally complementary to our existing businesses. Over the past ten years, the average acquisition target has had annual revenues between $15 and $20 million, which we believe makes the risk from any single acquisition low. In our history, we have completed only four acquisitions of businesses with annual sales greater than $100 million. We do not follow a fixed timetable for buying companies. Rather, we aim to be opportunistic by taking advantage of circumstances as they arise. As a result, the pace and size of acquisitions in any given year could be significantly more or less than the average over the longer term.

In total, we acquired nine businesses during 2004 representing approximately $72 million in annualized sales. The acquired businesses are expected to add annualized sales within our segments as follows:

Residential Furnishings	$22 million
Commercial Fixturing & Components	$13 million
Specialized Products	$37 million

For further information on acquisitions and divestitures, see Note B and Note N of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information on sales to external customers, sales by product line, earnings before interest and taxes, and total assets of each of our business segments, refer to Note L of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our trade sales from products manufactured outside the United States for the previous three years are shown in the table below.

Year	Percent
2004	21%
2003	21%
2002	20%

The majority of our international operations, measured by trade sales, are in Canada, Europe and Mexico.

The Canadian operations manufacture products including innersprings for mattresses, fabricated wire for the bedding, furniture and automotive industries, and cut-to-size bed frame lumber. We manufacture shelving for retailers, wire and steel storage systems and racks for the interior of service vans and utility vehicles, and point-of-purchase displays for retailers, as well as chair frames and bases, table bases and office chair controls, and plastic injection moldings. We also make lumbar supports for automotive seats.

Our operations in Europe produce, among other things, innersprings for mattresses, structural fabric for industrial and residential uses, various wire products, office chair mechanisms and automotive lumbar seating systems. We also sell machinery and equipment designed to manufacture innersprings for mattresses and other bedding related components. Finally, we have one operation in Europe that designs and distributes point-of-purchase displays for retailers.

The Mexican operations manufacture products including innersprings and wire grid tops for mattresses, fabricated wire for the bedding industry, and structural fabric for industrial and residential uses. We produce aluminum die castings and provide machining, sub-assembly and other value added services related to aluminum die castings. We also produce commercial shelving, material handling equipment, and automotive control cable systems.

We have an increasing Asian presence. Prior to 2003, we owned three production facilities in China. Two of these plants produce mattress innersprings for sale into the Chinese market. The third plant produces machinery and replacement parts for machines used in the bedding industry. In 2003, we began operations in our fourth plant, a facility to manufacture recliner mechanisms and various bases for upholstered furniture. This plant primarily sells products to furniture manufacturers in China (who produce upholstered furniture for export) and to some Leggett operations on an inter-company basis. With this facility we are also positioned to supply growing demand in the local market.

In 2003, we added four additional operations in China. One facility produces small electric motors primarily used in lumbar systems for automotive seating. Another manufactures cables for these lumbar systems. A third produces innersprings for mattresses and sofa cushions, while the fourth facility manufactures innersprings and bedding machinery. We also purchased an assembler and distributor of automotive lumbar supports and seat suspension grids in South Korea.

Finally, our Ornamental Bed unit imports finished beds from Asia for sale in the United States. Our Fixture & Display group also sources certain shelving and racks from Chinese suppliers. Many other business units of the Company have long-standing, well-established relationships with suppliers in Asia for components and finished products.

Our strategy regarding international expansion is to locate our operations where demand for components is growing. As our customers move the production of their finished products overseas, we need to be located nearby to supply them efficiently. In addition, these operations should allow us to supply growing demand in the local markets.

Our international operations face the risks associated with any operation in a foreign state. These risks include:

•	The nationalization of private enterprises

•	Political instability in certain countries

•	Differences in foreign laws that make it difficult to protect intellectual property and enforce contract rights

•	Credit risks

•	Increased costs due to tariffs, customs and shipping rates

•	Potential problems obtaining raw materials, and disruptions related to the availability of electricity and transportation during times of crisis or war

•	Foreign currency fluctuation

Such risks could result in increases in costs, reduction in profits, the inability to do business and other adverse effects on the Company’s business.

Geographic Areas of Operation

We have manufacturing, warehousing and distribution facilities in many foreign countries as listed in the chart below.

Segment	North America	Europe	South America	Asia/Pacific
Residential Furnishings	Canada Mexico United States	Croatia Denmark France Germany Italy Russia Spain United Kingdom	Brazil	Australia China Singapore

Commercial Fixturing & Components	Canada Mexico United States	Italy United Kingdom

Aluminum Products	Mexico United States

Industrial Materials	United States	United Kingdom

Specialized Products	Canada Mexico United States	Austria Belgium Croatia Germany Italy Sweden Switzerland United Kingdom		China South Korea

For further information concerning our long-lived assets and sales outside of the United States, refer to Note L of the Notes to Consolidated Financial Statements.

Sales by Product Line

The following table shows the approximate percentages of our sales to external customers by product line for the last three years:

	2004	2003	2002
Product Line
Bedding Components	17.6%	17.8%	18.7%
Residential Furniture Components	15.8	15.9	16.2
Finished & Consumer Products	12.7	13.8	12.7
Other Residential Furnishing Products	2.4	2.2	2.1
Store Displays, Fixtures & Storage Products	16.2	17.0	15.3
Office Furnishings & Plastic Components	4.9	4.9	5.6
Aluminum Products	10.0	10.3	11.1
Wire, Wire Products & Steel Tubing	10.4	8.4	9.3
Automotive Products & Specialized Machinery	10.0	9.7	9.0

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

Raw Materials

We use a variety of raw materials in manufacturing our products. Some of the most important raw materials include:

•	Steel scrap

•	Steel rod

•	Coil and sheet steel

•	Angle iron

•	Aluminum

•	Rough green lumber

•	Woven and non-woven fabrics

•	Textile scrap

•	Foam chemicals and foam scrap

•	Plastic resin

The raw materials for many of our businesses are supplied by our own facilities. For example, steel rod is used to produce steel wire, which we use to make innersprings and box springs for mattresses, displays, shelving and racks for retail customers, and automotive seating components. Our own wire drawing mills supply nearly all of our requirements for steel wire. The steel rod produced at our rod mill supplies roughly half of our current rod requirements. We also produce welded steel tubing and dimension lumber both for our own consumption and for sale to customers outside the Company.

We believe that worldwide supply sources are available for all the raw materials used by the Company. However, we have experienced higher raw material costs (most notably steel) during the past two years. We purchase about 1.3 million tons of steel annually, accounting for approximately 17% of our cost of goods sold. In 2004, inflation caused the Company to pay over $200 million more for steel than it did in 2003. Most steel vendors rescinded previous contracts, and moved to 30-day pricing. The Company announced or implemented steel-related price increases in most segments. Although the Company anticipates the costs for steel to stabilize, the future pricing of steel is uncertain and could increase in 2005 even beyond current levels. The degree to which we are able to mitigate or recover these escalating costs, should they occur, is likely to be a significant factor influencing 2005 earnings.

Customers

We serve thousands of customers worldwide, sustaining many long-term business relationships. No customer accounted for more than five percent (5%) of the Company’s consolidated revenues in 2004. Our top ten customers accounted for less than nineteen percent (19%) of the Company’s consolidated revenues in 2004. The Commercial Fixturing & Components segment has one customer that accounted for approximately 11% of the segment’s 2004 sales. Aluminum Products has two customers, one of which accounted for approximately 12% and another that accounted for approximately 10% of the segment’s 2004 sales. The Specialized Products segment has three customers which accounted for approximately 11%, 15% and 16%, respectively, of the segment’s 2004 sales. The loss of any one of these customers may have a material adverse effect upon the relevant segment.

Patents and Trademarks

Leggett holds approximately 1,200 patents and has approximately 600 in process for its various product lines. We have registered over 925 trademarks, with more than 150 in process. No single patent or group of patents, or trademark or group of trademarks, is material to our business as a whole. Most of our patents and trademarks relate to products sold in the Specialized Products and Residential Furnishings segments. Examples of our most significant trademarks include:

•	SEMI-FLEX®, LOK-Fast® and DYNA-Lock® (boxspring components and foundations)

•	Mira-Coil®, Lura-Flex® and Superlastic® (mattress innersprings)

•	Nova-Bond® and Rollout® (insulators for mattresses)

•	ADJUSTAMAGIC® (adjustable electric beds)

•	Wallhugger® (recliner chairs)

•	SUPER SAGLESS® (motion and sofa sleeper mechanisms)

•	No-Sag® (sinuous wire)

•	Tack & Jump® and Patternlink® (quilting machines)

•	Hanes® (fiber materials)

•	Schukra®, Pullmaflex® and Flex-O-Lators® (automotive products)

•	Masterack®, Amco® and RHC Spacemaster® (fixtures and displays)

•	Spuhl® (mattress innerspring manufacturing machines)

•	Gribetz® and Porter® (quilting and sewing manufacturing machines)

Research and Development

We maintain research, engineering and testing centers in Carthage, Missouri, and also do research and development work at many of our other facilities. We are unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we believe the cost of research and development was approximately $25 million in 2004, $24 million in 2003 and $23 million in 2002.

Employees

We have approximately 33,000 active employees, of which approximately 24,800 are engaged in production. Of the total active employees, roughly 10,000 are international employees. Approximately 21% of our employees are represented by labor unions. We did not experience any material work stoppage related to the negotiation of contracts with labor unions during 2004. Management is not aware of any circumstances likely to result in a material work stoppage related to the negotiation of contracts with labor unions during 2005.

The largest group of employees, approximately 14,200, works in the Residential Furnishings segment. Approximately 7,600 employees work in Commercial Fixturing & Components, while approximately 4,600 employees work in Specialized Products. Roughly 4,200 work in the Aluminum Products segment and approximately 1,800 are employed by our Industrial Materials segment.

Competition

Many companies offer products that compete with those manufactured and sold by Leggett. The number of competing companies varies by product line, but the markets for our products are highly competitive in all aspects. A number of our customers manufacture components similar to ours for their own use. The primary competitive factors in our business include price, product quality, innovation, and customer service.

In certain of our markets a portion of U.S. manufacturing is moving overseas. We face increasing price competition from foreign competitors, especially those in Asia who supply component parts to our customers’

Chinese and Asian manufacturing facilities. We have, and continue to develop, significant Asian supply sources. We also have, and continue to develop, a manufacturing presence in Asia. Our Asian facilities manufacture products for Asian markets as well as for our customers in other parts of the world.

We believe we are the largest independent manufacturer in North America of the following:

•	Components for residential furniture and bedding

•	Retail store fixtures and point-of-purchase displays

•	Components for office furniture

•	Non-automotive aluminum die castings

•	Drawn steel wire

•	Automotive seat support and lumbar systems

•	Carpet underlay

•	Adjustable beds

•	Bedding industry machinery for wire forming, sewing and quilting

Seasonality

The Company does not experience significant seasonality, however, quarter-to-quarter sales have generally varied in proportion to the total year by about 2.5%. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of our businesses. Nevertheless, for the Company as a whole, the second and third quarters typically have proportionately greater sales, while the first and fourth quarters are generally lower.

Residential Furnishings typically has the strongest sales in the second and third quarters due to increased consumer demand for bedding and furniture during the late summer and fall months. Commercial Fixturing and Components generally has heavy third quarter sales of its store fixture products, with the first and fourth quarters normally lower. This aligns with the industry’s normal construction cycle, and the opening of new stores and completion of remodeling projects in advance of the holiday season. Aluminum Products sales are proportionately greater in the first two calendar quarters due to typically stronger spring and early summer demand for barbeque grills and lawn and garden equipment. Industrial Materials sales peak in the third and fourth quarters from higher demand for bedding products and seasonal demand for wire ties used for baling cotton (which is typically harvested in the early fall). Specialized Products has relatively little quarter-to-quarter variation in sales, although the automotive business is somewhat heavier in the second and fourth quarters of the year and somewhat lower in the third quarter, due to model changeovers and plant shutdowns in the automobile industry during the summer.

Backlog

Our relationships with our customers and our manufacturing and inventory practices do not provide for a significant backlog of orders. Production and inventory levels are geared primarily to the level of incoming orders and projections of future demand based on customer relationships.

Working Capital Items

For information regarding working capital items, see the discussion of “Operating Cash Flow” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 26.

Environmental Regulation

The Company’s various operations are subject to federal, state, and local laws and regulations related to the protection of the environment. Environmental regulations include those relating to air and water emissions, underground storage tanks, waste handling, and the like. We have established policies in an effort to ensure that our operations are conducted in keeping with good corporate citizenship and with a positive commitment to the protection of the natural and workplace environments. While we cannot forecast policies that may be adopted by various regulatory agencies, management believes that compliance with these various laws and regulations will not have a material adverse effect on the competitive position, capital expenditures, consolidated financial condition or results of operations of the Company.

Internet Access to Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports are made available, without cost, at our website at http://www.leggett.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as charters for its Audit, Compensation, and Nominating and Corporate Governance Committees can be found at our website, and each of these documents is available in print, without cost, to any shareholder who requests it. Our website does not constitute part of this Annual Report on Form 10-K.

Item 2. Properties.

Our most important physical properties are our production plants. At December 31, 2004, we had approximately 275 production plants worldwide. About one-half of the production plants are in the Residential Furnishings segment. Facilities manufacturing, assembling or distributing products in Residential Furnishings are located in 28 U.S. states as well as Asia, Australia, Brazil, Canada, Europe and Mexico. Commercial Fixturing & Components manufacturing plants and distribution facilities are located in 19 U.S. states, Canada, Italy, Mexico and the United Kingdom. The Aluminum Products segment has facilities in ten U.S. states and Mexico. The Industrial Material facilities are located in 19 U.S. states, and the United Kingdom. Specialized Products are produced and distributed in facilities in eight U.S. states and other significant operations in Canada, China, Europe, Mexico and South Korea.

A majority of our major production facilities are owned by the Company. We also conduct certain operations in leased premises. Terms of the leases, including purchase options, renewals and maintenance costs, vary by lease. For additional information regarding lease obligations, reference is made to Note H of the Notes to Consolidated Financial Statements.

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

The Company is also party to a number of proceedings in which a governmental authority is a party and which involve laws regulating the discharge of materials into the environment. These proceedings deal primarily with waste disposal site remediation. Management believes that potential remediation costs in any or all of these proceedings, or any capital expenditures or operating expenses attributable to these proceedings, will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

Name	Age	Position
Felix E. Wright	69	Chairman of the Board and Chief Executive Officer
David S. Haffner	52	President and Chief Operating Officer
Karl G. Glassman	46	Executive Vice President—President, Residential Furnishings Segment
Jack D. Crusa	50	Senior Vice President—President, Specialized Products Segment
Joseph D. Downes, Jr.	60	Senior Vice President—President, Industrial Materials Segment
Robert G. Griffin	52	Senior Vice President—President, Fixture and Display Group
Daniel R. Hebert	61	Senior Vice President—President, Aluminum Products Segment
Robert A. Jefferies, Jr.	63	Senior Vice President—Strategic Planning
Ernest C. Jett	59	Senior Vice President—General Counsel and Secretary
Matthew C. Flanigan	43	Vice President—Chief Financial Officer
William S. Weil	46	Vice President—Corporate Controller (Principal Accounting Officer)

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

Jack D. Crusa has served the Company as Senior Vice President since 1999 and President of Specialized Products since 2003. He previously served as President—Industrial Materials Segment from 1999 through 2004, as President—Automotive Group from 1996 through 1999, and in various other capacities since 1986.

Joseph D. Downes, Jr. was appointed Senior Vice President of the Company in January 2005 and President—Industrial Materials Segment in 2004. He previously served the Company as President—Wire Group from 1999 to 2004, and in various other capacities since 1976.

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

Ernest C. Jett became Senior Vice President, General Counsel and Secretary in January 2005. He was appointed General Counsel in 1997, and Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded	Dividend Declared
	High	Low
2004
Fourth Quarter	$30.68	$26.05	35,100,000	$.15
Third Quarter	28.81	25.56	35,200,000.15
Second Quarter	27.24	21.80	43,800,000.14
First Quarter	25.74	21.19	33,400,000.14

For the Year	$30.68	$21.19	147,500,000	$.58

2003
Fourth Quarter	$22.60	$19.74	37,200,000	$.14
Third Quarter	23.69	20.04	33,400,000.14
Second Quarter	22.81	18.25	32,900,000.13
First Quarter	23.15	17.16	37,100,000.13

For the Year	$23.69	$17.16	140,600,000	$.54

Price and volume data reflect composite transactions; price range reflects intra-day prices.

The Company had 13,913 shareholders of record on February 15, 2004.

See the discussion of the Company’s target for dividend payout under “Uses of Cash” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation beginning on page 25.

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the last quarter of 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
October 1, 2004 – October 31, 2004	323,549	$27.68	320,768	6,600,760
November 1, 2004 – November 30, 2004	265,782	$29.06	253,089	6,347,671
December 1, 2004 – December 31, 2004	159,727	$28.02	155,359	6,192,312

Total	749,058	$28.24	729,216

(1)	The shares purchased include 6,649 shares surrendered in stock for stock option exercises and 13,193 shares surrendered by attestation for stock option exercises, none of which were repurchased as part of a publicly announced plan or program.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005, and, for the remainder of the 2004 fiscal year, to purchase up to 10 million shares less the shares repurchased by the Company from January 1 to August 3, 2004. This new authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

Item 6. Selected Financial Data.

(Unaudited)	2004	2003	2002	2001	2000
(Dollar amounts in millions, except per share data)
Summary of Operations
Net sales	$5,085.5	$4,388.2	$4,271.8	$4,113.8	$4,276.3
Earnings from continuing operations	285.4	205.9	233.1	187.6	264.1
Earnings per share from continuing operations
Basic	1.46	1.05	1.17	.94	1.33
Diluted	1.45	1.05	1.17	.94	1.32
Cash dividends declared per share	.58	.54	.50	.48	.42

Summary of Financial Position
Total assets	$4,197.2	$3,889.7	$3,501.1	$3,412.9	$3,373.2
Long-term debt	779.4	1,012.2	808.6	977.6	988.4

As discussed in Note A of the Notes to Consolidated Financial Statements, the Company began recognizing stock option expense under SFAS No. 123 in 2003 for options granted after January 1, 2003. In addition, earnings and earnings per share from continuing operations in 2001 and 2000 include the amortization of goodwill. Under the provisions of SFAS No. 142, as of 2002 goodwill is no longer being amortized into expense. Excluding goodwill amortization, earnings from continuing operations for 2001 and 2000 would have been $207.8 and $282.9, respectively; basic earnings per share would have been $1.04 and $1.42; and diluted earnings per share would have been $1.04 and $1.41.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

INTRODUCTION

What We Do

Leggett & Platt is a Fortune 500 diversified manufacturer that conceives, designs, and produces a broad range of engineered components and products that can be found in most homes, retail stores, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.

We are North America’s leading independent manufacturer of: components for residential furniture and bedding, adjustable beds, carpet underlay, retail store fixtures and point-of-purchase displays, components for office furniture, non-automotive aluminum die castings, drawn steel wire, automotive seat support and lumbar systems, and machinery used by the bedding industry for wire forming, sewing, and quilting.

Our Segments

Our 122-year-old Company is composed of 29 business units under five reportable segments, with approximately 33,000 employee-partners, and more than 300 facilities located in over 20 countries around the world. Our five segments are Residential Furnishings, Commercial Fixturing & Components, Aluminum Products, Industrial Materials, and Specialized Products.

Residential Furnishings, our largest segment, generated 45% of the Company’s total sales in 2004. The operations in this segment supply a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, and other finished products.

In 2004, Commercial Fixturing & Components contributed 20% of total sales. Operations in this segment produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

Aluminum Products represented 10% of 2004’s total sales. We are North America’s leading independent producer of non-automotive aluminum die castings. Our operations serve a diverse group of customers that manufacture products including motorcycles, diesel and small engines, outdoor lighting fixtures, gas barbeque grills, appliances, power tools, and consumer electronics, among others.

Industrial Materials generated 15% of our total sales in 2004. These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products.

Specialized Products contributed 10% of 2004’s total sales. From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We also design and produce machinery, both for our own use and for others, including bedding manufacturers.

Customers

We serve a broad suite of customers with no single customer representing even 5% of our sales. Many are firms whose names are widely recognized; they include most manufacturers of furniture, bedding, and automobiles, most major retailers, and a variety of other manufacturers.

Our products are primarily sold through our own sales employees. However, some of our businesses also use independent sales representatives and distributors.

Competition

We believe we gain our competitive advantage through many key attributes, including low cost operations, internal production of key raw materials, manufacturing expertise, product innovation, high quality products, focus on customer service, long-lived relationships with customers, and financial strength.

Many companies offer products that compete with those we make. The number of competitors varies by product line (they tend to be smaller, private companies), but most of our markets are very competitive.

We face increasing competition from foreign competitors as some of our customers source a portion of their finished product from Asia. We are establishing operations in Asia to continue supplying those customers. At the end of 2004, Leggett operated eight Chinese facilities. Although we can generally produce components at a lower cost in the U.S., as our customers move the production of their finished products overseas, we must be located nearby to supply them efficiently.

Many of our competitors, both domestic and foreign, compete primarily on the basis of price. We are also price competitive, but we focus to a greater degree on product quality, innovation, and customer service.

Major Factors That Impact Our Business

Same location sales growth should be a primary driver of future earnings. Our operating performance is heavily influenced by market demand for our components and products. This demand is impacted by many broad economic factors, including consumer sentiment, employment levels, housing turnover, and interest rates. These factors influence consumer spending on durable goods, and therefore drive demand for our components and products. We are also impacted by trends in business capital spending; approximately one-quarter of our sales relates to this segment of the economy.

Raw material cost trends can also significantly impact earnings. Steel is our largest raw material, representing approximately 17% of our cost of goods sold. As 2004 progressed, the price of certain types of steel nearly doubled, but we were able to recover most of our higher costs through selling price increases. Although we expect costs to stabilize, unanticipated large changes could significantly affect earnings. Our ability to recover additional cost increases, should they occur, is a major factor that could impact future results. Unprecedented price increases in the steel market during 2004 led to an above-average scrap-to-rod market price spread. This market spread benefited our 2004 earnings through our steel rod mill; however, we believe this spread is not sustainable long-term.

Inflation in other raw materials can also impact operations. Those major materials include chemicals, fibers, and resins (all of which are generally impacted by changes in oil prices), and lumber. Aluminum is also a significant material used in our operations, but our earnings exposure to this commodity is partially mitigated by pricing arrangements we have with our customers.

In October 2003, we announced increased attention to our poorly performing Fixture & Display operations. This tactical plan was aimed at accomplishing improved operating efficiency, better adherence to standard costs, tighter inventory control, cost reduction, and more competent staffing. We made progress under the tactical plan in 2004 as discussed later in this MD&A. Still, there is more work to be done to reach our targeted margins for this business. The success of the plan could have a significant impact on future operating results.

As we expand internationally, our exposure to foreign currencies grows. Significant changes in the exchange rates of the U.S. dollar to foreign currencies impact our results.

In our 2003 MD&A, we discussed availability of steel as a potential issue impacting our business. As 2004 progressed, worldwide demand for steel moderated slightly and worldwide supply increased as new mills (particularly in China) were brought on line. Heading into 2005, we believe availability of steel is no longer as large an issue in the market. In addition, we believe we are better positioned than our competitors to secure supply due to our internal production of key raw materials, financial strength, and purchasing leverage.

In last year’s MD&A, we also discussed uncertainty regarding natural gas prices. Although still at higher than historical levels, energy costs were relatively stable in 2004. We continue to monitor pricing and have locked in prices on a small amount of our natural gas requirements for the next three years.

RESULTS OF OPERATIONS

2004 vs. 2003

Sales in 2004 exceeded our prior record by 16%, and earnings increased substantially. Margins also improved for the full year. During the year, we were challenged by rapidly escalating steel costs, but we were successful in recovering most of the higher costs through selling price increases. Our steel rod mill operated at full capacity for the year, and this brought significant earnings benefits. Improved performance of our Fixture & Display operations also contributed to our earnings growth. Further details about these items and our consolidated and segment results are discussed below.

CONSOLIDATED RESULTS

The following table shows the changes in sales and earnings from 2003 to 2004 and identifies the major factors contributing to the changes:

(Dollar amounts in millions)
Net sales:
Year ended December 31, 2003	$4,388
Acquisition sales growth	189	4.3%
Same location sales growth	509	11.6%

Year ended December 31, 2004	$5,086

Net earnings:
Year ended December 31, 2003	$206
Increased sales, operating improvements, and other	71
Gains from asset sales	9
Lower inventory obsolescence	6
Lower tax rate	9
Weaker U.S. dollar	(11)
Higher restructuring costs	(5)

Year ended December 31, 2004	$285

We set a record for sales in 2004 at $5.09 billion, up 16% from 2003. Same location sales increased from the combined effect of inflation, unit volume growth, and currency rate changes. Approximately two-thirds of the 2004 organic growth came from inflation as we implemented price increases to pass along higher raw material costs. Unit volumes improved in many businesses, but gains were strongest in upholstered furniture components, carpet underlay, aluminum components, and machinery. For the year, world-wide bedding units were roughly flat. Volume declined slightly in our Fixture & Display operations. Currency rate changes also added to same location sales growth, but to a much lesser extent than inflation and unit volume gains.

Rising steel costs were our largest challenge in 2004. We purchase roughly 1.3 million tons of steel each year, accounting for approximately 17% of our cost of goods sold. During 2004, prices increased significantly, and for the year we paid over $200 million more for steel than in 2003. Due to the magnitude of these increases, we were compelled to pass along our higher costs.

In addition to steel, we experienced inflation in other raw materials during 2004. Chemical, fiber, and resin costs increased as oil prices rose. Aluminum costs also increased, but our earnings exposure to this commodity is currently limited by the pricing arrangements we have with our customers.

Net earnings grew 39%, to $285 million, and earnings per share increased 38%, to $1.45, from $1.05 in 2003. Several factors contributed to the earnings improvement:

•	Sales increase: Higher sales were the primary factor contributing to 2004’s earnings growth. Unit volume gains led to improved overhead absorption in many of our businesses. In addition, prior years’ plant consolidations and cost cutting helped lower our fixed costs and allowed us to utilize capacity more efficiently as volume increased. Selling and administrative expenses increased at a slightly slower rate than sales, also benefiting 2004 earnings.

•	Gains from our steel rod mill: Earnings benefited in 2004 from full production at our steel rod mill. Efficiency improved significantly year-over-year, since we were ramping up production in 2003. In addition, we benefited from an above-average scrap-to-rod price spread.

•	Improvements in our Fixture & Display operations: Steps taken under the Fixture & Display tactical plan contributed to the earnings growth we saw in 2004.

•	Earnings also benefited from gains on sales of buildings no longer used in operations, lower inventory obsolescence, and a lower income tax rate. The income tax rate fell from 34.7% in 2003 to 32.5% in 2004, due to our mix of domestic and foreign income and certain one-time factors.

•	These improvements were partially offset by impacts from a weaker U.S. dollar and slightly higher restructuring costs. Further weakening of the U.S. dollar in 2004 impacted certain of our Canadian operations (that sell in U.S. dollars but incur their costs in Canadian dollars.) These operations experienced margin deterioration in 2004.

SEGMENT RESULTS

Residential Furnishings

Sales in Residential Furnishings increased 14%, or $295 million in 2004. Same location sales grew 11%, with more than half coming from inflation. Acquisitions added the remaining 3%. Unit volume gains were strongest in upholstered furniture components and carpet underlay, but these improvements were mitigated slightly by approximately flat world-wide bedding demand.

Our furniture components businesses have performed well for the past three years, and in 2004, posted double-digit, world-wide unit sales growth in mechanisms for upholstered furniture. We sell to nearly all manufacturers of motion upholstered furniture. These customers include major public furniture producers as well as smaller privately owned manufacturers. Our international presence and depth of product line allow us to efficiently supply upholstered furniture manufacturers in many parts of the world. We benefit from world-wide demand, since our components are used in furniture produced not only in North America, but also in Europe and Asia. We’ve also benefited from an industry trend to incorporate high quality motion features into more lines of furniture. Our continuing strong performance results from growing share with domestic producers and a well-established international presence.

World-wide demand for bedding components was strong in early 2004, but moderated in the second and third quarters, and declined in the fourth quarter (primarily from weakness in the U.S. market). We believe that reduced advertising expenditures by bedding manufacturers during the fourth quarter led to less promotion by retailers and, in turn, lower demand for bedding. In early 2005, most bedding manufacturers implemented price increases to recover the higher costs they were absorbing late in 2004. These recoveries should allow the manufacturers to return to normal levels of promotion in 2005, and therefore we expect demand to improve.

Earnings before interest and taxes (EBIT) grew 27% or $57 million in 2004. Segment EBIT margins improved to 10.7%, versus 9.5% in 2003. Earnings gains came from:

•	Sales growth, which resulted in higher utilization rates and improved overhead absorption in certain businesses

•	Prior cost reduction and plant consolidation efforts

•	Selling price increases, primarily to recover escalating steel costs, and

•	Gains from the sale of buildings no longer used in operations

These improvements were partially offset by higher raw material costs, the impact of a weaker U.S. dollar (primarily versus the Canadian dollar), and modest restructuring charges.

Commercial Fixturing & Components

For the full year 2004, sales grew 12%, or $113 million, with acquisitions accounting for the bulk of the increase. Same location sales increased 2%, as inflation more than offset a 2% unit volume decline. Slight unit declines in our Fixture & Display operations were partially offset by mid-single-digit unit growth in our office furniture components businesses. Continued weak demand for store fixtures reflects reluctance on the part of many retailers to increase capital spending on construction of new stores and renovation of existing stores. Gains in office furniture components volume continue a trend of stable to improving market conditions.

EBIT more than doubled, from $27 million in 2003 to $55 million in 2004. Segment EBIT margins improved to 5.1%, versus 2.8% in 2003. Earnings gains came from:

•	Benefits from Fixture & Display tactical plan, including cost savings and improved operational efficiency

•	Non-recurrence of 2003’s inventory write-downs

•	Higher sales in our office furniture components businesses, and

•	Gains from the sale of buildings no longer used in operations

These items were partially offset by higher raw material costs, currency rate impacts, and modest restructuring charges.

Aluminum Products

In 2004, sales grew 12%, or $55 million, solely from organic growth. Unit volume gains contributed three-quarters of the improvement. During the past year, sales benefited from new programs for producers of motorcycles, small engines, and large appliances, among others. Much of this segment’s growth over the past few years has come through continued effort to increase market share. These gains should continue to occur as we increase volume with existing customers, target customers who currently make their own components, and expand into new markets where die-cast components are used. A recent example of this continued growth is a new arrangement with Briggs & Stratton to supply aluminum castings to their assembly plant in Auburn, AL. Production is expected to begin in late 2005.

EBIT increased 28% or $10 million in 2004. Segment EBIT margins improved to 8.7%, versus 7.6% in 2003. Earnings gains from higher sales were partially offset by inflation in aluminum costs.

Industrial Materials

Sales in Industrial Materials increased 41% or $239 million in 2004, almost entirely due to inflation. Unit volumes were up modestly in the first three quarters, but declined in the fourth quarter from weaker bedding demand. For the full year, volume was essentially flat.

EBIT increased significantly, from $38 million in 2003 to $122 million in 2004. Segment EBIT margins improved to 14.9%, versus 6.5% in 2003. Earnings benefited from higher sales, full utilization of the steel rod mill, and an above average scrap-to-rod price spread (which benefited the rod mill).

Specialized Products

In 2004, sales grew 16%, or $77 million. Same location sales increased 9%, with unit volumes and currency each contributing about half the growth. Acquisitions added the remaining 7%. Our machinery operations posted double-digit gains for the full year, as bedding manufacturers increased spending on new equipment. In addition, we saw modest growth in our automotive businesses, reflecting benefits of new programs and increased product placement.

EBIT was down $2 million or 3% in 2004. EBIT margins decreased to 9.0%, versus 10.8% in 2003. The earnings decline resulted from:

•	Currency impacts: In certain automotive operations, we incur costs in Canadian dollars and sell in U.S. dollars. The weaker U.S. dollar caused margin declines in these operations.

•	Higher raw material costs: Due to the longer-term supply contracts we have with many automotive customers, we experienced lags in recovering our higher steel costs.

•	Other factors, including restructuring, depreciation, and new product development.

These declines were partially offset by gains from higher sales.

2003 VS. 2002

We made progress in several areas in 2003. Demand in many of our markets improved as the year progressed. Same location sales recovered from early year declines and finished the year up slightly. We gained ground on key internal initiatives, most notably, the start-up of our rod mill, the addition of five operations in China, and the completion of the fourth largest acquisition in our history. Late in the year, we announced increased attention to our poorly performing Fixture & Display operations. We were challenged by rapidly rising steel costs, higher energy costs, and a weaker U.S. dollar. Further details about these items and our consolidated and segment results are discussed below.

CONSOLIDATED RESULTS

The following table shows the changes in sales and earnings from 2002 to 2003 and also identifies the major factors contributing to the changes:

(Dollar amounts in millions)
Net sales:
Year ended December 31, 2002	$4,272
Acquisition sales growth	64	1.5%
Same location sales growth	52	1.2%

Year ended December 31, 2003	$4,388

Net earnings:
Year ended December 31, 2002	$233
Weaker U.S. dollar	(16)
Higher energy costs	(16)
Higher inventory obsolescence	(6)
Lower restructuring costs	10
Reduced bad debt expense	6
Unabsorbed overhead, operating inefficiency, and increased steel costs	(5)

Year ended December 31, 2003	$206

Sales increased 3% to $4.39 billion. Same location sales growth resulted primarily from currency rate changes. Unit volumes for the year were essentially flat. Net earnings decreased 12%, to $206 million. EPS was down 10%, to $1.05 from $1.17 in 2002. Several factors contributed to the earnings decline:

•	Weakening of the U.S. dollar, primarily against the Canadian dollar: Some of our Canadian operations sell in U.S. dollars but incur their costs in Canadian dollars. These operations experienced margin declines in 2003. Price increases were implemented in some of these operations, but U.S. competitors who were not experiencing this impact made further price increases challenging.

•	Higher energy costs: Natural gas prices during 2003 were 80% higher on average than in 2002.

•	Reduced overhead absorption: Weak demand during the first half of 2003 led to lower production levels, particularly in our U.S. bedding components and wire drawing operations. Volume improved late in the year, and the earnings impact lessened.

•	Other declines came from unusually high inventory obsolescence, operating inefficiency in certain locations, and increased steel costs.

•	Partially offsetting these negative factors were lower restructuring costs, reduced bad debt expense, and income tax rate reduction. The income tax rate fell from 35.9% in 2002 to 34.7% in 2003, primarily from the realization of foreign tax credit carryforwards.

SEGMENT RESULTS

Residential Furnishings

Sales increased 2%, or $53 million, with organic growth and acquisitions contributing almost equally. Most operating units experienced a rebound in customer demand in the second half of the year. Full year improvements were reported in several categories, including upholstered furniture components, ornamental and adjustable beds, and carpet underlay. Sales from foreign operations also increased for the year, in part from currency impacts, as foreign currencies now convert to more U.S. dollars. These gains were partially offset by sales declines in our fiber operations. Sales in our U.S. bedding components businesses also decreased for the full year due to weak demand in early 2003. Beginning in June, demand improved and our bedding components operations posted growth during the second half of the year.

EBIT decreased 6%, or $14 million. Earnings were impacted by:

•	A weaker U.S. dollar (versus the Canadian dollar)

•	Higher steel and energy costs

•	Unabsorbed overhead from lower production at U.S. bedding components operations during the first half of the year, and

•	The non-recurrence of a partial reversal of a Canadian lumber duty accrual

Higher sales and lower restructuring costs partially offset these factors.

Commercial Fixturing & Components

Sales grew 7%, or $66 million, primarily from acquisitions. Our July 2003 acquisition of RHC Spacemaster contributed the majority of this growth. Same location sales were down slightly. Although certain major retailers continued with new store openings and refurbishments in 2003, most retailers limited their capital spending during the year. Demand for office furniture components also remained at very low levels throughout 2003, but modest improvements began to develop late in the year.

EBIT for the segment declined $22 million, or 45%, primarily due to:

•	Inventory write-downs

•	A weaker U.S. dollar (versus the Canadian dollar)

•	Higher steel costs

•	Price competition, and

•	Operational inefficiency in certain operations

In the third quarter of 2003, we announced a focused management effort to improve the operating efficiency and margins of the Fixture & Display portion of this segment. As previously discussed, progress was made under that tactical plan during 2004.

Lower restructuring costs offset some of these negative factors.

Aluminum Products

Sales decreased $21 million or 4%. Three divestitures reduced sales by $32 million, but same location sales gains of 2% offset some of this decline. No acquisitions were made during 2003. New programs for castings used in motorcycles, small engines, and large appliances represented the majority of the same location sales increase. These gains were partially offset by a decline in sales of barbeque grill castings.

EBIT increased $4 million, or 14%, primarily due to same location sales growth. Lower restructuring and non-recurring charges benefited EBIT by approximately $6 million, but were partially offset by an unfavorable change in sales mix.

Industrial Materials

Sales were down 5%, or $32 million, reflecting lower same location sales. This decline resulted from weakness in many of our end markets, including wire demand from bedding manufacturers (in the first half of 2003), and tubing demand for ATV’s and accessories. Certain markets began to recover late in the year and volumes improved, particularly in the wire drawing operations.

EBIT fell 26%, or $13 million, due to lower sales and production volume, and higher steel and energy costs. These factors were partially offset by the non-recurrence of start-up costs associated with the steel rod mill, lower restructuring charges, and a gain from the sale of a tubing fabrication business.

Specialized Products

Sales grew 11%, or $49 million, largely from a 10% gain in same location sales. New automotive programs, increased shipments of bedding machinery during the second half of 2003, and currency rates positively impacted sales.

EBIT was up slightly, as the effects of higher sales were offset by impacts from the weaker U.S dollar, sales mix, and other smaller factors.

CASH FLOW AND CAPITALIZATION

Our priorities for use of cash, in order of importance, are:

•	Fund internal growth and acquisitions

•	Extend our track record of annual dividend increases

•	Use remaining cash (if any) to repurchase stock

Over the last three years we used approximately $400 million in cash each year to fund these priorities. In round figures, approximately 35% was used for capital expenditures, 25% for funding annual dividends, 20% for acquisitions, and 20% for stock repurchases.

Our primary source of cash is internal operations. Over the last three years cash from operations was more than adequate to fund the items mentioned above. When proceeds from asset sales are included, we generated sufficient cash over the last three years to reduce net debt by over $100 million. Long term debt as a percent of total capitalization (net of cash and current maturities of debt) declined from 29% at the end of 2001 to 22% at the end of 2004.

Over the next few years, we plan to gradually increase net debt (as a percent of total capitalization) back toward our long-term target of 30%-40%, while maintaining our longstanding “single A” debt rating. We see benefit to modestly increasing debt, and little risk given our competitive position and consistently strong cash flow.

Additional detail on a) the uses of cash, b) operating cash flow, and c) debt position and total capitalization is provided below.

CASH FLOW

Uses of Cash

Capital expenditures in 2004 totaled $157 million, up from $137 million in 2003 and $124 million in 2002. We make these investments to modernize, maintain, and expand manufacturing capacity. In 2005, we expect capital spending to approximate $170 million, with the increase related primarily to a few major expansion projects.

Acquisition spending totaled $46 million in 2004, down from $120 million in 2003 and in line with 2002’s total of $46 million. In 2004, we purchased nine companies that should add about $72 million to annual revenues. In Residential Furnishings, we acquired three businesses with total sales of approximately $22 million. The largest (with sales of about $12 million) designs and produces comforters, decorative pillows, and other “top-of-bed” accessories. In Commercial Fixturing & Components, we added three operations with sales that total about $13 million. Two of these operations (with sales of about $12 million) produce injection-molded plastic components used primarily in office furniture. The remaining three businesses should add approximately $37 million in sales to our Specialized Products segment. The largest of the three has annual revenues of about $30 million and makes tubing and wire products used primarily in automotive seating. Additional details of acquisitions are discussed in Note B to the financial statements.

We paid cash dividends of $110 million, $103 million, and $96 million during 2004, 2003, and 2002, respectively. Over the past three years, dividends have increased at a 6.5% compounded annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. Calculated in the same manner as our target, dividend payout was 47.4% in 2004, 51.3% in 2003, and 43.7% in 2002. As earnings grow, we expect to move back toward the 30-35% payout target.

Repurchases of common stock (net of issuances) totaled $74 million in 2004, $79 million in 2003, and $81 million in 2002. These purchases were made primarily to replace shares issued in employee stock plans.

As mentioned earlier, we expect to gradually increase net debt back to our long-standing target of 30-40% of total capitalization. As this occurs, additional cash will be available. We plan to use this cash and cash from operations, primarily to finance growth and extend our record of annual dividend increases. Remaining cash should go toward repurchasing stock.

The amount available to repurchase shares will fluctuate each year with earnings, capital spending, and the pace of acquisitions. Although no specific schedule has been established, we have been authorized by the Board of Directors to repurchase up to 10 million shares each year beginning January 1, 2005. This authorization was granted at the August, 2004 Board of Directors meeting and replaced all previous stock repurchase authorizations.

Operating Cash Flow

Cash flow from operations is our primary source of funds, and totaled $343 million, $395 million, and $456 million for 2004, 2003, and 2002. This past year, cash flow from operations benefited from stronger earnings, but was reduced overall by an increase in working capital. Accounts receivable and inventory balances increased in 2004, primarily from inflation and currency impacts. These increases were partially offset by higher accounts payable and other current liabilities, also the result of inflation and currency. In 2003 and 2002, operating cash was relatively strong despite weak earnings, in part due to our ability to reduce working capital.

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

CAPITALIZATION

The table below presents key debt and capitalization statistics at the end of the three most recent years.

	2004	2003	2002
	(Dollar amounts in millions)
Long-term debt outstanding:
Scheduled maturities	$779	$1,012	$809
Average interest rates	4.1%	4.1%	4.3%
Average maturities in years	5.6	6.0	3.4
Revolving credit/commercial paper	—	—	—

Total long-term debt	779	1,012	809
Deferred income taxes and other liabilities	145	138	117
Shareholders’ equity	2,313	2,114	1,977

Total capitalization	$3,237	$3,264	$2,903

Unused committed credit:
Long-term	$342	$213	$233
Short-term	—	127	107

Total unused committed credit	$342	$340	$340

Current maturities of long-term debt	$401	$119	$128

Cash and cash equivalents	$491	$444	$225

Ratio of earnings to fixed charges *	8.0x	6.2x	7.6x

*	Fixed charges include interest expense, capitalized interest, and implied interest included in operating leases.

The next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and current maturities, at December 31, 2004 and 2003. We believe that adjusting this measure for cash and current maturities more appropriately reflects financial leverage, since cash is readily available to repay debt. These adjustments also enable meaningful comparisons to historical periods. Prior to 2003, current debt maturities and cash balances were much smaller.

	2004	2003
	(Dollar amounts in millions)
Long-term debt	$779	$1,012
Current debt maturities	401	119
Cash and cash equivalents	(491)	(444)

Net debt, after adjustments	$689	$687

Total capitalization	$3,237	$3,264
Current debt maturities	401	119
Cash and cash equivalents	(491)	(444)

Total capitalization, after adjustments	$3,147	$2,939

Debt to total capitalization
Before adjustments	24.1%	31.0%

After adjustments	21.9%	23.4%

Total debt (including long-term debt and current debt maturities) increased $49 million in 2004. During the year we repaid $131 million of debt that came due, and in November 2004, we issued $180 million of 10-year notes at a 4.65% coupon rate. With this issuance, we took advantage of current interest rates and locked in another portion of long-term debt. In the past two years, we’ve issued $530 million of fixed rate debt with an average remaining life of just over 10 years, and an average coupon rate of about 4.6%. In February 2005, we repaid $350 million of medium-term notes that came due.

Most of our debt has a fixed repayment date. At the end of 2004, this debt consisted primarily of medium-term notes. Our public debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+. We have maintained a single A rating on our debt for over a decade.

We can also raise cash by issuing up to $300 million in commercial paper through a program that is backed by $342 million in revolving credit. We believe we have sufficient availability of funds to support our ongoing operations and take advantage of growth opportunities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations and commitments:

	Total	Payments Due by Period			After 5 Years
Contractual Obligations		Less Than 1 Year	1-3 Years	3-5 Years
	(dollar amounts in millions)
Long-term debt*	$1,143	$381	$106	$87	$569
Capitalized leases	35	17	5	12	1
Operating leases	151	44	56	32	19
Purchase obligations**	459	459	—	—	—
Interest payments***	318	54	68	55	141
Other obligations	60	4	8	11	37

Total contractual cash obligations	$2,166	$959	$243	$197	$767

*—Long-term debt excludes $3 million of market value adjustments related to interest rate swap agreements on notes that mature in 2005. The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due.

** —Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.

***—Interest payments are calculated on debt outstanding at December 31, 2004 at rates in effect at the end of the year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We make many critical estimates when preparing financial statements; these are discussed below. The first group of comments addresses major estimates that impact our earnings each year, and later, we identify and discuss those estimates that impact earnings less frequently. For more information regarding our significant accounting policies, please refer to Note A to the financial statements.

The most critical estimates impacting our ongoing results relate to:

•	Credit losses

•	Costs related to pension, worker’s compensation, automobile, product and general liability, property, and medical programs

•	Inventory losses from obsolescence

•	Income taxes

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

Income taxes are recorded at rates in effect in the various tax jurisdictions in which we operate. We have tax loss carryforwards in certain jurisdictions. Valuation reserves are established against these future potential tax benefits based on our estimate of their ultimate realization. Actual realization of these benefits may vary from these estimates. Also, certain assumptions have been made about the distribution of earnings from subsidiaries which may not be accurate in the future, thereby affecting the tax impact of such earnings. Finally, ultimate resolution of issues raised by ongoing tax audits is not predictable and could affect our tax liabilities.

Our accounting estimates of these costs and losses are based on actuarial estimates, prior experience, current trends and/or specific information regarding relevant events or transactions. We believe our reserves for these potential losses are adequate.

The next group of comments addresses estimates that may occasionally impact our earnings. The most significant of these estimates relate to goodwill and asset impairments, and unusual litigation and claims. Losses related to these items are recognized when specific facts which affect the estimate are known.

Goodwill impairment is formally assessed on an annual basis, as required by SFAS No. 142, and also when we experience significant negative deviations from the assumptions underlying the fair market valuation of each reporting unit. Asset impairments are monitored by periodically focusing on underperforming locations that have insufficient cash flows.

Many assumptions about the future are necessary in the determination of fair market value for each of our ten reporting units (as defined by SFAS No. 142). The key assumptions are discount rate, organic sales growth, margins, capital expenditure requirements, and working capital requirements. No goodwill impairment has been determined to date for any of our reporting units.

The key assumptions are re-evaluated annually, or more frequently if significant changes become apparent, using our most recent assessment of the performance potential of each reporting unit. Recent performance of the reporting unit is an important factor, but not the only factor, in the annual assessment. Fair market values calculated for each reporting unit may go up or down each year based on a re-evaluation of the key assumptions.

Our Fixture & Display operations have experienced deterioration of profitability in recent years due to external market factors and unsatisfactory internal performance. Late in 2003, we responded with a tactical plan which has already been discussed in this MD&A. About $300 million of goodwill is associated with these operations. Although we made progress in 2004, margins must continue to improve in order to avoid possible future impairment of this goodwill.

We have not recorded any significant losses for litigation and claims in the last three years, and we are not aware of any significant unrecorded exposures.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (SFAS No.123R). SFAS 123R clarifies and expands Statement 123’s guidance in several areas, including recognizing share-based compensation cost, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123R is effective for Leggett & Platt beginning with the first day of our fiscal third quarter (July 1, 2005) and applies to all awards granted, modified, repurchased or cancelled on or after that date. We adopted, as of January 1, 2003, the provisions of Statement 123 as originally issued and, as such, have evaluated SFAS No. 123R and believe it will not have a material impact on our financial reporting and disclosures.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement revises the criteria used to determine whether nonmonetary exchanges are measured based on the recorded amounts of the assets exchanged or on their fair value. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, and is not expected to have a material effect on the Company’s financial reporting and disclosures.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends prior guidance to clarify the accounting for abnormal amounts of freight, handling cost and wasted material. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial reporting and disclosures.

In December 2004, the Financial Accounting Standards Board issued FASB Staff Positions FAS 109-1 and FAS 109-2, providing guidance regarding certain accounting and reporting issues associated with the American Jobs Creation Act of 2004. FASB Staff Position 109-1 has not had, nor is it expected to have, a material impact on our financial reporting or disclosures.

Regarding FAS 109-2, the Company is still in the process of evaluating the effects of the repatriation provision of the American Jobs Creation Act and expects to complete that evaluation by December 31, 2005. To date, the Company has not remitted any amounts under the repatriation provision. Currently, the related range of income tax effects of such a repatriation cannot be reasonably estimated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

INTEREST RATES

The table below provides information about the Company’s debt sensitive to changes in interest rates. The Company has no other significant financial instruments sensitive to changes in interest rates. Substantially all of the debt shown in the table is denominated in United States dollars. During 2000, $350 of 7.65% fixed rate debt maturing in February 2005 was issued and converted to variable rate debt by use of an interest rate swap agreement. This swap agreement, which contains the same payment date as the original issue, was used primarily to manage the fixed/variable interest rate mix of its debt portfolio. In March 2003, the Company sold its rights under the agreement for $39.9, which is being amortized over the remaining period of the related debt.

The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 2004 and December 31, 2003 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of fixed rate debt was greater than its carrying value by $6.6 and $14.3 at December 31, 2004 and 2003, respectively. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2005	2006	2007	2008	2009	Thereafter	2004	2003
Principal fixed rate debt	$375.0	$75.0	$25.0	$71.5	$15.0	$535.2	$1,096.7	$1,016.7
Average interest rate	2.33%	7.12%	7.40%	6.31%	7.26%	4.62%	4.22%	4.35%
Principal variable rate debt	.5	.5	2.5	.5	.5	31.0	35.5	50.0
Average interest rate	1.75%	1.75%	1.82%	1.75%	1.75%	1.81%	1.80%	1.32%
Miscellaneous debt**							48.5	64.9

Total debt							1,180.7	1,131.6
Less: current maturities							(401.3)	(119.4)

Total long-term debt							$779.4	$1,012.2

**	Miscellaneous debt includes $2.5 in 2004 and $23.1 in 2003 of market adjustments resulting from the interest rate swap agreements.

EXCHANGE RATES

The Company does not hedge all net foreign currency exposures related to transactions denominated in other than its associated functional currencies. The Company may occasionally hedge firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge any such transactions is made on a case-by-case basis. The amount of forward contracts outstanding at December 31, 2004 was approximately $15.8 ($14.8 Pay USD/Receive MXN; $1.0 Pay GBP/Receive USD). The highest amount during 2004 was approximately $16.7 ($15.7 Pay USD/Receive MXN; $1.0 Pay GBP/Receive USD). In 2004, these contracts were primarily used to reduce volatility from USD raw materials purchases for certain UK subsidiaries and to hedge about 70% of expected Mexican peso needs for 2005.

The Company views its investment in foreign subsidiaries as a long-term commitment, and, except for the cross-currency swap agreement disclosed below, does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries subject to translation exposure at December 31 is as follows:

Functional Currency	2004	2003
Canadian Dollar	$280.9	$254.7
European Currencies	344.5	271.0
Mexican Peso	56.7	49.8
Other	75.5	61.0

Total	$757.6	$636.5

CROSS-CURRENCY SWAP AGREEMENT

In December 2003, the Company entered into a 38.3 million Swiss Francs (CHF) five year cross-currency rate swap agreement with Wachovia Bank, N.A. This agreement is designated as a net investment hedge. The purpose of this swap is to hedge CHF denominated assets, thereby reducing exposure to volatility in the exchange rate. In addition, the terms of this agreement include that the Company will receive interest on $30 USD at a fixed rate of 6.35% and pay interest on 38.3 million CHF at a fixed rate of 4.71%.

During 2004, the Company paid interest of $1.5 on the CHF portion and received interest of $1.9 on the USD portion of the agreement. At December 31, 2004, the unrealized loss on the cross-currency swap was approximately $4.5.

COMMODITY PRICES

Other than for planned purchases of natural gas, the Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. In August 2004, the Company entered into fixed price swap agreements to hedge portions of its anticipated purchases of natural gas. The Company hedged approximately 20% of its anticipated natural gas consumption for the 12-month period beginning in September 2004, 15% of its anticipated consumption for the 12-month period beginning September 2005, and 10% of its anticipated consumption for the 12-month period beginning September 2006. Approximately $11.1 of natural gas contracts were outstanding as of December 31, 2004. Through December 31, 2004, there was no significant gain or loss, realized or unrealized, on these contracts.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data included in this Report are listed in Item 15 and begin immediately after Item 15, and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures.

An evaluation as of the period ending December 31, 2004 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of December 31, 2004, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting and Auditors Attestation Report.

Management’s Report on Internal Control over Financial Reporting and the Attestation Report regarding management’s assessment and the effectiveness of the Company’s Internal Control over Financial Reporting of PricewaterhouseCoopers LLP can be found on pages 34 and 35 of this Form 10-K. Each are incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting.

In the second quarter of 2005, the Company expects to begin the rollout of a redesigned procurement process incorporating PeopleSoft/Oracle purchasing and payables software and trade import facilitation software from NextLinx. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and on-going process of monitoring and evaluation. It is anticipated that 35 to 50 percent of the Company’s operations in the United States and Canada will be converted in 2005. The rollout is expected to be completed in 2006. When fully implemented, we expect approximately $2.5 billion in transactions will be processed annually through this system.

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

The Board of Directors amended Section 1.4 of the Company’s Bylaws at its quarterly meeting on February 24, 2005 to change the voting requirement for the election of directors from a plurality to a majority vote by deleting the plurality requirement in Section 1.4. The amendment became effective on the same day. Because this Annual Report on Form 10-K is being filed within four business days from February 24, the amendment is being disclosed hereunder rather than under Item 5.03 of Form 8-K. The amended Bylaws are attached hereto as Exhibit 3.2 pursuant to Item 601(b)(3) of Regulation S-K.

The Compensation Committee of the Board of Directors approved the award formula under the Company’s 2004 Key Officers Incentive Plan on February 24, 2005. Because this Annual Report on Form 10-K is being filed within four business days from February 24, the setting of the award formula is being disclosed hereunder rather than under Item 1.01 of Form 8-K. The award formula is attached hereto and incorporated herein by reference as a part of Exhibit 10.10(1).

PART III

Item 10. Directors and Executive Officers of the Registrant.

The section entitled “Proposal No. 1—Election of Directors” and subsections entitled “Board Structure and Committee Composition” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 4, 2005, are incorporated by reference.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s Internet website at http://www.leggett.com, Investor Relations, Corporate Governance. Each of these documents is available in print to any shareholder, without charge, upon request. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12 month period. The Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsection entitled “Director Compensation,” and the section entitled “Executive Compensation and Related Matters” (excluding the subsection “Compensation Committee Report on Executive Compensation”) in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 4, 2005, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 4, 2005, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The section entitled “Related Party Transactions” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 4, 2005 is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The section entitled “Independent Auditor Fees and Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 4, 2005 is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

The Reports, Financial Statements and Financial Statement Schedules listed below are included in this Form 10-K:

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2004

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004

•	Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2004

•	Notes to Consolidated Financial Statements

•	Quarterly Summary of Earnings (Unaudited)

•	Schedule II—Valuation and Qualifying Accounts and Reserves

All other information schedules have been omitted as the required information is inapplicable, not required, or the information is included in the financial statements or notes thereto.

(b) Exhibits—See Exhibit Index.

No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2004, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2004, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report on the following page.

/s/ Felix E. Wright	/s/ Matthew C. Flanigan
Felix E. Wright	Matthew C. Flanigan
Chairman and	Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Leggett & Platt, Incorporated

We have completed an integrated audit of Leggett & Platt, Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
February 24, 2005

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Earnings

	Year ended December 31
	2004	2003	2002
	(Amounts in millions, except per share data)
Net sales	$5,085.5	$4,388.2	$4,271.8
Cost of goods sold	4,169.7	3,616.5	3,450.1

Gross profit	915.8	771.7	821.7
Selling and administrative expenses	460.2	409.9	394.2
Amortization of intangibles	10.5	8.4	10.2
Other (income) expense, net	(16.6)	(1.9)	16.7

Earnings before interest and income taxes	461.7	355.3	400.6
Interest expense	45.9	46.9	42.1
Interest income	6.8	6.7	5.0

Earnings before income taxes	422.6	315.1	363.5
Income taxes	137.2	109.2	130.4

Net earnings	$285.4	$205.9	$233.1

Earnings per share
Basic	$1.46	$1.05	$1.17

Diluted	$1.45	$1.05	$1.17

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
	2004	2003
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$491.3	$443.9
Accounts and notes receivable, net	790.7	680.7
Inventories
Finished goods	365.0	316.5
Work in process	96.7	80.0
Raw materials and supplies	331.6	242.9
LIFO reserve	(87.6)	(11.1)

Total inventories	705.7	628.3
Other current assets	77.1	66.5

Total current assets	2,064.8	1,819.4
Property, Plant and Equipment—at cost
Machinery and equipment	1,415.2	1,325.1
Buildings and other	681.1	680.0
Land	65.0	61.7

Total property, plant and equipment	2,161.3	2,066.8
Less accumulated depreciation	1,200.6	1,099.7

Net property, plant and equipment	960.7	967.1
Other Assets
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $116.7 in 2004 and $115.0 in 2003	1,028.9	989.5
Other intangibles, less accumulated amortization of $32.5 in 2004 and $35.1 in 2003	68.4	44.0
Sundry	74.4	69.7

Total other assets	1,171.7	1,103.2

TOTAL ASSETS	$4,197.2	$3,889.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$401.3	$119.4
Accounts payable	224.4	195.2
Accrued expenses	239.5	223.8
Other current liabilities	94.4	87.5

Total current liabilities	959.6	625.9

Long-Term Debt	779.4	1,012.2

Other Liabilities	59.5	42.4

Deferred Income Taxes	85.6	95.2

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 100.0 shares; none issued Common stock—authorized, 600.0 shares of $.01 par value; issued 198.8 shares in 2004 and 2003	2.0	2.0
Additional contributed capital	452.5	433.7
Retained earnings	1,961.5	1,788.3
Accumulated other comprehensive income
Foreign currency translation adjustments	89.6	34.4
Minimum pension liability adjustments	(7.3)	—
Less treasury stock—at cost (7.9 and 6.7 shares in 2004 and 2003, respectively)	(185.2)	(144.4)

Total shareholders’ equity	2,313.1	2,114.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,197.2	$3,889.7

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
	(Amounts in millions)
Operating Activities
Net earnings	$285.4	$205.9	$233.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	166.7	158.6	154.4
Amortization	10.5	8.4	10.2
Deferred income tax expense	3.4	15.9	17.7
Other	(9.0)	7.3	8.1
Other changes, excluding effects from purchases of companies
(Increase) in accounts receivable, net	(109.2)	(79.5)	(.6)
(Increase) decrease in inventories	(69.9)	27.4	(24.5)
(Increase) in other current assets	(12.5)	(.8)	(3.7)
Increase in accounts payable	23.0	8.0	18.7
Increase in accrued expenses and other current liabilities	54.1	44.1	42.5

Net Cash Provided by Operating Activities	342.5	395.3	455.9
Investing Activities
Additions to property, plant and equipment	(157.1)	(136.6)	(124.0)
Purchases of companies, net of cash acquired	(46.4)	(120.4)	(45.6)
Proceeds from liquidation of interest rate swap agreement	—	39.9	—
Proceeds from sales of assets	42.0	6.7	7.0
Other	(8.9)	4.3	16.3

Net Cash Used for Investing Activities	(170.4)	(206.1)	(146.3)
Financing Activities
Additions to debt	189.5	355.2	15.7
Payments on debt	(130.5)	(143.8)	(110.7)
Dividends paid	(109.9)	(102.7)	(96.3)
Issuances of common stock	26.1	3.8	13.2
Purchases of common stock	(99.9)	(82.8)	(93.7)

Net Cash (Used for) Provided by Financing Activities	(124.7)	29.7	(271.8)

Increase in Cash and Cash Equivalents	47.4	218.9	37.8
Cash and Cash Equivalents—Beginning of Year	443.9	225.0	187.2

Cash and Cash Equivalents—End of Year	$491.3	$443.9	$225.0

Supplemental Information
Interest paid	$66.9	$53.8	$46.8
Income taxes paid	137.1	93.7	110.9
Property, plant and equipment acquired through capital leases	3.2	3.3	31.9
Liabilities assumed of acquired companies	16.9	21.2	2.5
Common stock issued for employee stock plans	36.4	33.1	35.9

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31
	2004	2003	2002
	(Amounts in millions, except per share data)
Common Stock
Balance, beginning and end of period	$2.0	$2.0	$2.0

Additional Contributed Capital
Balance, beginning of period	$433.7	$422.9	$419.3
Stock options and benefit plans transactions	20.4	14.2	12.6
Treasury stock issued	(10.6)	(4.1)	(12.8)
Tax benefit related to stock options	9.0	.7	3.8

Balance, end of period	$452.5	$433.7	$422.9

Retained Earnings
Balance, beginning of period	$1,788.3	$1,687.3	$1,552.7
Net earnings	285.4	205.9	233.1
Cash dividends declared (per share: 2004—$.58; 2003—$.54; 2002—$.50)	(112.2)	(104.9)	(98.5)

Balance, end of period	$1,961.5	$1,788.3	$1,687.3

Treasury Stock
Balance, beginning of period	$(144.4)	$(96.3)	$(51.6)
Treasury stock purchased	(103.6)	(83.3)	(96.7)
Treasury stock issued	62.8	35.2	52.0

Balance, end of period	$(185.2)	$(144.4)	$(96.3)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$34.4	$(39.0)	$(55.8)
Foreign currency translation adjustments	55.2	73.4	16.8
Minimum pension liability adjustment	(7.3)	—	—

Balance, end of period	$82.3	$34.4	$(39.0)

Total Shareholders’ Equity	$2,313.1	$2,114.0	$1,976.9

Comprehensive Income
Net earnings	$285.4	$205.9	$233.1
Foreign currency translation adjustment (net of income tax expense (benefit): 2004—$(.9); 2003—$1.6; 2002—$3.1)	55.2	73.4	16.8
Minimum pension liability adjustment (net of income tax benefit of $4.0 in 2004)	(7.3)	—	—

Total Comprehensive Income	$333.3	$279.3	$249.9

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2004, 2003 and 2002

A—Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its majority-owned subsidiaries (the Company). To facilitate timely financial reporting, many of the Company’s subsidiaries outside of the United States are consolidated as of a fiscal year which ended November 30. All intercompany transactions and accounts have been eliminated in consolidation.

CASH EQUIVALENTS: Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments with original maturities of three months or less.

SALES RECOGNITION: The Company primarily recognizes sales on transfer of title which generally occurs upon the shipment of its products. The Company has no significant and unusual price protection or right of return provisions with its customers. Certain aluminum segment customers have fixed pricing for specified quantities of aluminum used in the production process. The Company generally purchases in advance sufficient quantities of aluminum inventory to “hedge” this fixed pricing commitment. Sales allowances and discounts can be reasonably estimated throughout the period and are deducted from sales in arriving at net sales.

SHIPPING AND HANDLING COSTS: The Company’s shipping and handling costs are included in “Cost of goods sold” on the Consolidated Statement of Earnings, in accordance with the Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses determined from individual account reviews by management. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

INVENTORIES: All inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 50% of the inventories at December 31, 2004 and 2003. The first-in, first-out (FIFO) method is principally used for the remainder. The FIFO cost of inventories at December 31, 2004 and 2003 approximated expected replacement cost.

DEPRECIATION, AMORTIZATION AND ASSET IMPAIRMENT: Property, plant and equipment are depreciated by the straight-line method. The rates of depreciation range from 7% to 33% for machinery and equipment, 3% to 7% for buildings and 12% to 33% for other items. Accelerated methods are used for tax purposes. Intangibles, other than goodwill, are amortized by the straight-line method over their estimated lives. The rates of amortization range from 2.5% to 33%. In accordance with FASB Statement No. 142 and 144, long-lived assets, including goodwill and other intangibles, are evaluated at least annually for impairment using current market values, estimates of future cash flows and other methods. Appropriate adjustment is made when recovery of the carrying amount is not reasonably assured.

STOCK-BASED COMPENSATION: Prior to 2003, the Company applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, in 2002, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation.” The Company selected the prospective transition method permitted by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosures.” Accordingly, after January 1, 2003 the Company began expensing the fair value of stock options granted and began expensing the 15% purchase discount allowed for under its employee stock plans.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	2004	2003	2002
Net earnings – as reported	$285.4	$205.9	$233.1
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	9.6	7.5	4.9

Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(11.0)	(9.2)	(11.1)

Pro forma net income	$284.0	$204.2	$226.9

Earnings per share
Basic – as reported	$1.46	$1.05	$1.17
Basic – pro forma	1.45	1.04	1.14
Diluted – as reported	1.45	1.05	1.17
Diluted – pro forma	1.44	1.04	1.14

RESTRUCTURING COSTS: In 2003, the Company implemented SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement superceded previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial statements. In accordance with SFAS No. 146, the Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan.

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: The Company manufactures, markets, and distributes engineered products for the various end markets described in Note L. Operations are principally located in the United States, although the Company also has operations in Canada, Europe, Latin America, Asia and Australia.

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

From time to time, the Company will enter into contracts to hedge foreign currency denominated transactions, natural gas purchases, and interest rates related to fixed rate debt. To minimize the risk of counter party default, we only use highly-rated financial institutions that meet certain requirements. We do not anticipate that any of the financial institution counter parties that we deal with will default on their obligations.

The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

OTHER RISKS: The Company obtains insurance for workers’ compensation, automobile, product and general liability, property loss and medical claims. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred. These estimates utilize the Company’s prior experience and claim estimates that are provided by the Company’s insurance carriers.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2004 presentation.

B—Acquisitions

During 2004, the Company acquired nine businesses for $46.4 in cash, net of cash acquired. This amount includes additional consideration of $7.5 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired and reclassifications for prior year acquisitions increased goodwill by $13.3, of which $13.2 is expected to provide an income tax benefit. The Company has not yet obtained all information required to complete the purchase price allocation related to certain recent acquisitions. The Company does not believe that the additional information will materially modify the preliminary purchase price allocations. These acquired businesses manufacture and distribute products primarily to the specialized products, residential furnishings and commercial fixturing and components markets.

The unaudited pro forma consolidated net sales, as though the 2004 acquisitions had occurred on January 1 of each year presented, were $5,125.4 and $4,468.8 for the years ended December 31, 2004 and 2003, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

During 2003, the Company acquired 15 businesses for $120.4 in cash, net of cash acquired. The excess of the purchase price over the fair value of the net assets acquired and reclassifications for prior year acquisitions increased goodwill by $54.5, of which $43.7 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the commercial fixturing and components and residential furnishings markets.

During 2002, the Company acquired seven businesses for $45.6 in cash, net of cash acquired. This amount includes additional consideration of $6.9 paid for prior year acquisitions. The excess of the purchase price over the fair value of the net assets acquired and reclassifications for prior year acquisitions increased goodwill by $12.4, of which $11.4 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the industrial materials and residential furnishings markets. In addition, in 2002 the Company also acquired the assets of a rod mill from a bankrupt steel company. The cost to acquire and refurbish this rod mill is included in expenditures for property, plant and equipment.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired company’s performance exceeds certain targeted levels. Such additional consideration may be paid in cash, and is recorded when earned as additional purchase price. At December 31, 2004, the maximum remaining amount of additional consideration is approximately $33 and will be payable, if earned, through 2008.

C—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products	Total
Balance as of January 1, 2003	$288.8	$353.8	$83.3	$29.6	$142.5	$898.0
Goodwill acquired during year	34.1	9.7	—	—	9.5	53.3
Adjustments to finalize purchase price allocation	—	1.2	—	—	—	1.2

	34.1	10.9	—	—	9.5	54.5
Goodwill written off related to sale or closure of facilities	(.1)	—	—	—	—	(.1)
Foreign currency translation adjustment/ other	13.3	7.7	—	.3	15.8	37.1

Balance as of December 31, 2003	336.1	372.4	83.3	29.9	167.8	989.5
Goodwill acquired during year	2.4	8.7	—	—	8.5	19.6
Adjustments to finalize purchase price allocation	(6.5)	(.2)	—	.3	.1	(6.3)

	(4.1)	8.5	—	.3	8.6	13.3
Goodwill written off related to sale of facilities	—	—	—	—	(.1)	(.1)
Foreign currency translation adjustment/ other	6.9	5.6	—	.4	13.3	26.2

Balance as of December 31, 2004	$338.9	$386.5	$83.3	$30.6	$189.6	$1,028.9

Prior years’ segment information has been restated for an organizational move of two small operations from Residential Furnishings to Specialized Products.

Intangible assets acquired during the year are as follows:

	2004		2003
	Gross Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Weighted Average Amortization Period in Years
Non-compete agreements	$7.3	6.9	$5.3	6.9
Patents and trademarks	12.6	18.6	2.7	10.7
Customer-related intangibles, deferred financing and other costs	11.2	9.0	8.3	8.4

	$31.1	11.8	$16.3	8.3

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The gross carrying amount and accumulated amortization by major amortized intangible asset class is as follows:

	December 31
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$26.8	$12.7	$30.1	$19.0
Patents and trademarks	42.6	9.8	30.1	8.1
Customer-related intangibles, deferred financing and other costs	31.5	10.0	18.9	8.0

	$100.9	$32.5	$79.1	$35.1

Aggregate amortization expense for other intangible assets was $10.5, $8.4 and $10.2 for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated amortization expense for each of the five years following 2004 is as follows:

Year ended December 31:
2005	$8.7
2006	7.5
2007	6.4
2008	5.8
2009	4.5

D—Accounts and Notes Receivable

Accounts and notes receivable consisted of the following at December 31, 2004 and 2003:

	2004	2003
Trade	$779.2	$669.7
Other, including notes	29.5	28.9

Total accounts and notes receivable	808.7	698.6
Allowance for doubtful accounts	(18.0)	(17.9)

Total	$790.7	$680.7

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

E—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	2004	2003	2002
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	195,699,972	196,548,473	198,971,465

Net earnings	$285.4	$205.9	$233.1

Earnings per share	$1.46	$1.05	$1.17

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	195,699,972	196,548,473	198,971,465
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1,175,643	405,403	823,730

	196,875,615	196,953,876	199,795,195

Net earnings	$285.4	$205.9	$233.1

Earnings per share	$1.45	$1.05	$1.17

F—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, and other current liabilities at December 31 consist of the following:

	2004	2003
Sundry assets
Prepaid pension costs	$35.0	$40.4
Other	39.4	29.3

	$74.4	$69.7

Accrued expenses
Wages and commissions payable	$68.7	$59.7
Workers’ compensation, medical, auto and product liability	42.1	45.1
Sales promotions	37.5	32.2
Other	91.2	86.8

	$239.5	$223.8

Other current liabilities
Outstanding checks in excess of book balances	$46.5	$42.9
Dividends payable	28.5	26.7
Other	19.4	17.9

	$94.4	$87.5

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

G—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2004	2003
Medium-term notes, average interest rates of 4.2% and 4.3% for 2004 and 2003, respectively, due dates through 2018	$1,091.5	$1,025.5
Market value adjustment related to medium-term notes’ interest rate swaps	2.5	23.1
Industrial development bonds, principally variable interest rates of 2.5% and 2.0% for 2004 and 2003, respectively, due dates through 2030	40.7	41.2
Capitalized leases	34.5	37.2
Other, partially secured	11.5	4.6

	1,180.7	1,131.6
Less current maturities	401.3	119.4

	$779.4	$1,012.2

At December 31, 2003, the Company had an interest rate swap agreement on $14 of its fixed-rate medium-term notes. This note matured on June 29, 2004. This swap agreement, which converted fixed rate debt to variable rate debt, contained the same payment dates as the original issue, and was used by the Company to manage the fixed/variable interest rate mix of its debt portfolio. In accordance with FASB Statement No. 133, the market value of this swap was shown as an adjustment of the corresponding debt’s market value in the preceding table.

During the first quarter of 2003, the Company liquidated an additional interest rate swap agreement it had entered into in February 2000 on a $350 medium-term note, and received $39.9 in cash proceeds. The market value adjustment at the date the swap was liquidated (equivalent to the proceeds from liquidation of the swap agreement) is being amortized over the remaining life of the medium-term note, which matures on February 15, 2005. The unamortized market value adjustment of the liquidated swap agreement was $2.5 at December 31, 2004 and $22.5 at December 31, 2003. In addition, the market value of the $14 swap agreement discussed above was $.6 at December 31, 2003.

On December 16, 2003, the Company entered into a cross-currency rate swap agreement with Wachovia Bank, N.A. See Note P for more discussion of this agreement.

At December 31, 2004, the Company had debt capital available through a $300 commercial paper program supported by revolving credit agreements providing for a maximum line of credit of $342. For any revolving credit agreement, the Company may elect to pay interest based on 1) the bank’s base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreements. Agreement amounts will terminate July 31, 2009, at which time any outstanding balances will become due. There were no amounts outstanding under the revolving credit agreements at December 31, 2004 and 2003.

The revolving credit agreements and certain other long-term debt contain restrictive covenants which, among other restrictions, limit the amount of additional debt and require net earnings to meet or exceed specified levels of funded debt. The Company remained in compliance with all such covenants during the years ended December 31, 2004 and 2003.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Maturities of long-term debt are as follows:

Year ended December 31
2005	$401.3
2006	78.6
2007	32.8
2008	83.2
2009	15.5
Thereafter	569.3

$1,180.7

H—Lease Obligations

The Company leases certain operating facilities, most of its automotive and trucking equipment and some other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense included in the results of operations was $59.0, $55.4 and $49.9 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

Year ended December 31
2005	$43.5
2006	31.5
2007	24.2
2008	18.5
2009	14.1
Later years	19.4

$151.2

The above lease obligations expire at various dates through 2014. Certain leases contain renewal and/or purchase options. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

I—Capital Stock

STOCK ACTIVITY

Activity in the Company’s stock accounts for each of the three years ended December 31 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2002	198,797,750	(2,499,597)
Shares issued	1,793	2,344,708
Treasury stock purchased	—	(4,146,034)

Balance, December 31, 2002	198,799,543	(4,300,923)
Shares issued	—	1,614,003
Treasury stock purchased	—	(4,009,929)

Balance, December 31, 2003	198,799,543	(6,696,849)
Shares issued	—	2,813,791
Treasury stock purchased	—	(4,030,467)

Balance, December 31, 2004	198,799,543	(7,913,525)

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The Company issues shares for employee and director stock plans (see Note J) and acquisitions. The Company purchases its common stock to meet the requirements of the employee stock plans, to replace shares issued in acquisitions and to satisfy contractual obligations. The Company will also receive shares in stock option exercises. The Company’s non-employee stock options are not significant.

The Company also has authorized shares for issuance in connection with certain employee stock benefit plans discussed in Note J.

STOCK OPTIONS

At December 31, 2004, the Company had a combined total of 17,283,479 unissued common shares authorized for issuance under employee and non-employee stock plans. This amount represents 11,500,280 unexercised options, 1,753,745 outstanding employee owned stock units and 4,029,454 shares available for grant under the Company’s 1989 Flexible Stock Plan. Generally, options become exercisable in varying installments, beginning 18 months after the date of grant, have a maximum term of 10 years, and are issued with exercise prices at market. However, the Company has granted below market options under a deferred compensation program. This program allows senior managers to receive stock options in lieu of cash salary and bonuses. These options include a discount feature which does not exceed 15% and have a term of fifteen years. Beginning in 2005, “at market” stock options will be used for the deferred compensation program. A summary of the Company’s employee stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at January 1, 2002	9,919,754	$13.48
Granted	1,690,923	19.39
Exercised	(1,303,610)	12.27
Forfeited	(255,340)	19.03

Outstanding at December 31, 2002	10,051,727	14.49
Granted	2,237,727	14.39
Exercised	(344,051)	11.84
Forfeited	(609,805)	21.64

Outstanding at December 31, 2003	11,335,598	14.17
Granted	1,951,475	22.80
Exercised	(1,682,967)	16.87
Forfeited	(240,835)	19.31

Outstanding at December 31, 2004	11,363,271	$15.31

Options exercisable at
December 31, 2004	7,912,044	$12.47
December 31, 2003	7,716,615	12.89
December 31, 2002	7,051,541	12.73

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ .01–$ .25	1,056,085	6.5	$.06	1,055,634	$.06
3.09– 4.82	2,323,486	11.6	3.90	2,322,832	3.90
10.00– 15.00	36,222	3.8	13.88	36,222	13.88
15.31– 20.00	4,225,027	5.7	18.78	3,453,407	19.02
20.03– 28.97	3,722,451	8.2	22.83	1,043,949	22.34

$ .01–$28.97	11,363,271	7.8	$15.31	7,912,044	$12.47

The following table summarizes the weighted-average fair value per share of each option granted during the years 2004, 2003 and 2002 as of the grant date. These values are calculated using the Black-Scholes option pricing model based on these weighted-average assumptions.

	2004	2003	2002
Weighted-average fair value of options:
Granted at market price	$4.65	$3.35	$4.92
Granted below market price	16.85	9.44	11.53
Weighted-average exercise price of options:
Granted at market price	22.99	18.27	22.28
Granted below market price	3.63	4.09	4.48
Principal assumptions:
Risk-free interest rate	3.2%	2.9%	3.9%
Expected life in years	6.0	6.4	5.9
Expected volatility (over expected life)	28.3%	29.3%	28.7%
Expected dividend yield (over expected life)	3.7%	4.4%	3.4%

SHAREHOLDER PROTECTION RIGHTS PLAN

In 1989, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each share of common stock. The Rights are attached to and traded with the Company’s common stock. The Rights become exercisable only under certain circumstances involving actual or potential acquisitions of the Company’s common stock. The Rights currently remain in existence until February 2009, unless they are exercised, exchanged or redeemed at an earlier date. Depending upon the circumstances, if these Rights become exercisable, the holder may be entitled to purchase shares of Series A junior preferred stock of the Company, shares of the Company’s common stock or shares of common stock of the acquiring entity.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

J—Employee Benefit Plans

This footnote provides information at December 31 as to the Company’s sponsored domestic and foreign defined benefit pension plans as required by the Statement of Financial Accounting Standards 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The Company uses a September 30 measurement date for the majority of its plans.

	2004	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning of period	$168.2	$155.5	$138.4
Service cost	5.2	4.2	4.1
Interest cost	10.2	9.0	8.4
Plan participants’ contributions	5.9	5.6	5.5
Actuarial losses	11.1	1.1	2.1
Benefits paid	(10.9)	(9.9)	(7.5)
Foreign currency exchange rate changes	2.5	2.7	1.4
Plan amendments and acquisitions	—	—	3.1

Benefit obligation, end of period	192.2	168.2	155.5
Change in Plan Assets
Fair value of plan assets, beginning of period	174.5	154.2	172.1
Actual return on plan assets	16.0	21.3	(18.4)
Employer contributions	2.2	1.5	1.4
Plan participants’ contributions	5.9	5.6	5.5
Benefits paid	(10.9)	(9.9)	(7.5)
Foreign currency exchange rate changes	1.4	1.8	1.1

Fair value of plan assets, end of period	189.1	174.5	154.2
Plan Assets (Under) Over Benefit Obligations	(3.1)	6.3	(1.3)
Unrecognized net actuarial losses	33.2	24.8	33.0
Unrecognized net transition asset	—	.1	.1
Unrecognized prior service cost	2.5	2.6	2.8

Net prepaid pension cost	$32.6	$33.8	$34.6

The net prepaid pension cost amount recognized in the Consolidated Balance Sheets at December 31 is as follows:
Prepaid pension costs	$35.0	$40.4	$40.3
Accrued pension benefit liabilities	(17.0)	(6.6)	(5.7)
Intangible assets	3.3	—	—
Accumulated other comprehensive income	11.3	—	—

Net amount recognized	$32.6	$33.8	$34.6

Components of Net Pension (Expense) Income
Service cost	$(5.2)	$(4.2)	$(4.1)
Interest cost	(10.2)	(9.0)	(8.4)
Expected return on plan assets	14.0	12.4	14.0
Amortization of net transition asset	(.1)	(.1)	(.1)
Recognized net actuarial loss	(1.9)	(1.4)	(.8)

Net pension (expense) income	$(3.4)	$(2.3)	$.6

Weighted Average Assumptions:*
Discount rate	5.9%	6.0%	6.0%
Expected return on plan assets	7.9%	7.9%	7.9%
Rate of compensation increase	4.5%	4.5%	4.5%

*	Used in the calculation of both benefit obligations and net pension costs.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The overall expected long-term rate of return is based on the plans’ historical experience and expectations of future returns based upon the plans’ diversification of investment holdings.

The accumulated benefit obligation for all defined benefit pension plans was $174.6, $152.4 and $139.7 at December 31, 2004, 2003 and 2002, respectively.

Those plans that have accumulated benefit obligations in excess of plan assets at December 31 are recapped below:

	2004	2003	2002
Foreign Subsidiary Plans
Projected/accumulated benefit obligation	$31.2	$14.9	$18.1
Fair value of plan assets	18.4	7.9	12.0
Domestic Subsidiary Plans
Projected benefit obligation	35.7	32.9	34.2
Accumulated benefit obligation	34.9	31.8	32.1
Fair value of plan assets	29.1	27.3	26.3

The increase in minimum pension liability included in other comprehensive income is $7.3, net of tax of $4.0.

For the foreign plans, the difference between the projected benefit obligation and the accumulated benefit obligation is not significant.

Included in the domestic plans above is a subsidiary’s unfunded supplemental executive retirement plan. The subsidiary owns insurance policies with cash surrender values of $1.8, $2.0 and $1.9 at December 31, 2004, 2003 and 2002, respectively, for the participants in this non-qualified plan. These insurance policies are not included in the plan’s assets.

Plan assets are invested in a diversified portfolio of equity, debt and government securities.

	2004	2003	2002
Asset Category
Equity securities	66%	58%	67%
Debt securities	26	27	20
Other	8	15	13

Total	100%	100%	100%

The Company’s investment policy and strategies are established with a long-term view in mind. The Company strives for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value due to the devaluation of any single investment. In determining the appropriate asset mix, the Company’s financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. The Company’s weighted average target percentages of the asset portfolios are 70% equities and 30% bonds.

The Company expects to contribute $2.0 to its defined benefit pension plans in 2005.

Estimated benefit payments, which reflect expected future service, to be paid over the next ten years are: 2005 - $10.6; 2006 - $11.1; 2007 - $11.7; 2008 - $12.4; 2009 - $13.3; and 2010-2014 - $79.1.

Total net pension expense, including multiemployer plans and other defined contribution plans, was $8.8, $7.0 and $4.2 in 2004, 2003 and 2002, respectively.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Contributions to union sponsored, defined benefit, multiemployer pension plans were less than $1.5 in 2004, 2003 and 2002. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. While the Company has no present intention of withdrawing from any of these plans, nor has it been informed that there is any intention to terminate such plans, the Company does not believe there would be a material withdrawal liability in such event.

In addition to the stock option plans discussed in Note I, the Company has a Stock Bonus Plan (SBP), which is an Employee Stock Ownership Plan, a nonqualified Executive Stock Unit Program (ESUP) and a Discount Stock Plan (DSP). The SBP and the ESUP provide Company pre-tax contributions of 50% of the amount of employee contributions. Contributions to the ESUP are invested in stock units at 85% of the market price and contributions to the SBP are used to purchase the Company’s common stock at market prices. In addition, the Company matches its contributions when certain profitability levels, as defined in the SBP and the ESUP, have been attained. The ESUP units, which are issued pursuant to the Company’s 1989 Flexible Stock Plan, are considered equivalent to outstanding common shares for accounting and earnings per share purposes.

Under the DSP, eligible employees may purchase shares of Company common stock at 85% of the closing market price on the last business day of each month. Shares purchased under the DSP were 636,842 in 2004, 765,388 in 2003, and 759,938 in 2002. Purchase prices ranged from $16 to $25 per share. Since inception of the DSP in 1982, a total of 18,629,765 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

The Company’s total expense for the stock plans was $12.0, $11.9 and $7.8 for 2004, 2003 and 2002, respectively. Upon the adoption of SFAS No. 123 on January 1, 2003, (see Note A), the Company began charging the 15% discount for the above stock plans to expense as shares or units are issued.

K—Income Taxes

The components of earnings before income taxes are as follows:

	Year ended December 31
	2004	2003	2002
Domestic	$347.7	$247.6	$284.8
Foreign	74.9	67.5	78.7

	$422.6	$315.1	$363.5

Income tax expense is comprised of the following components:

	Year ended December 31
	2004	2003	2002
Current
Federal	$100.4	$66.3	$78.2
State and local	11.3	4.1	7.3
Foreign	22.1	22.9	27.2

	133.8	93.3	112.7
Deferred
Federal	11.3	14.2	15.1
State and local	(6.5)	3.5	3.4
Foreign	(1.4)	(1.8)	(.8)

	3.4	15.9	17.7

	$137.2	$109.2	$130.4

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2004		2003
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$(83.5)	$—	$(90.0)
Accrued expenses	81.4	—	69.1	—
Net operating losses and tax credit carryforwards	49.1	—	44.7	—
Pension cost	—	(16.0)	—	(16.5)
Intangible assets	9.2	(50.8)	9.0	(41.3)
Other, net	10.1	(40.0)	4.5	(33.3)

Gross deferred tax assets (liabilities)	149.8	(190.3)	127.3	(181.1)
Valuation allowance	(30.7)	—	(24.4)	—

Total deferred taxes	$119.1	$(190.3)	$102.9	$(181.1)

Net deferred tax liability		$(71.2)		$(78.2)

The valuation allowance primarily relates to state and foreign tax loss carryforwards and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions were factors considered in determining the valuation allowance.

No significant amount of carryforwards expire in any one year, but the principal amount of the carry- forwards expire in various years after 2006.

The Company recognized a tax benefit of approximately $4.6, $.8 and $3.8 in 2004, 2003 and 2002, respectively, related to the exercise of employee stock options, which have been recorded as an increase to additional contributed capital.

Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits.

Deferred income taxes and withholding taxes have not been provided on undistributed earnings which management has deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2004 which the Company has deemed to be permanently reinvested are approximately $102.7. If such earnings were distributed, the resulting incremental taxes would be approximately $15.0 based on present income tax laws, which are subject to change.

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31
	2004	2003
Other current assets	$14.4	$17.0
Deferred income taxes	(85.6)	(95.2)

	$(71.2)	$(78.2)

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.9	1.6	2.0
Taxes on foreign earnings	(2.4)	(1.8)	(1.0)
Permanent differences	(.4)	(.7)	.4
Other	(.6)	.6	(.5)

Effective tax rate	32.5%	34.7%	35.9%

L—Segment Information

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage and material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling and secondary machining and coating. The Company sold its last aluminum ingot smelting operation in 2002. Industrial Materials derives its revenues from drawn steel wire, steel rod, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive, office and residential applications.

The accounting principles used in the preparation of the segment information are the same as used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. The Company evaluates performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain general and administrative costs and miscellaneous corporate income and expense of the Company are allocated to the segments based on sales and EBIT. Asset information for the segments includes only inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles. These segment assets are reflected in the segment information at their estimated average for the year. Acquired companies’ long-lived assets as disclosed include property, plant and equipment, goodwill and other intangibles, and long-term assets. Centrally incurred costs, allocated general and administrative costs and miscellaneous corporate income and expense include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

Prior years’ segment results have been restated for an organizational move of two small operations from Residential Furnishings to Specialized Products.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT
2004
Residential Furnishings	$2,467.5	$14.1	$2,481.6	$265.0
Commercial Fixturing & Components	1,072.2	6.0	1,078.2	55.3
Aluminum Products	505.7	16.0	521.7	45.5
Industrial Materials	530.3	287.2	817.5	121.5
Specialized Products	509.8	54.0	563.8	50.5
Intersegment eliminations				.4
Adjustment to LIFO method				(76.5)

	$5,085.5	$377.3	$5,462.8	$461.7

2003
Residential Furnishings	$2,180.1	$6.3	$2,186.4	$208.5
Commercial Fixturing & Components	957.8	7.2	965.0	26.8
Aluminum Products	453.5	13.2	466.7	35.6
Industrial Materials	369.2	209.6	578.8	37.7
Specialized Products	427.6	58.8	486.4	52.3
Intersegment eliminations				(3.8)
Adjustment to LIFO method				(1.8)

	$4,388.2	$295.1	$4,683.3	$355.3

2002
Residential Furnishings	$2,124.0	$9.6	$2,133.6	$222.2
Commercial Fixturing & Components	892.6	6.0	898.6	48.4
Aluminum Products	472.7	14.6	487.3	31.3
Industrial Materials	395.6	215.6	611.2	51.0
Specialized Products	386.9	50.7	437.6	51.6
Intersegment eliminations				(.7)
Adjustment to LIFO method				(3.2)

	$4,271.8	$296.5	$4,568.3	$400.6

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2004
Residential Furnishings	$1,395.7	$59.9	$3.6	$72.4
Commercial Fixturing & Components	964.9	17.7	15.2	32.5
Aluminum Products	375.8	22.3	—	23.4
Industrial Materials	303.3	14.9	.3	14.5
Specialized Products	480.0	31.9	26.3	23.1
Unallocated assets	626.8	10.4	—	11.3
Adjustment to year-end vs. average assets	50.7

	$4,197.2	$157.1	$45.4	$177.2

2003
Residential Furnishings	$1,328.0	$50.7	$45.7	$70.2
Commercial Fixturing & Components	950.2	20.8	24.6	30.2
Aluminum Products	376.3	18.5	—	23.0
Industrial Materials	263.2	14.7	—	17.2
Specialized Products	414.2	23.0	14.4	16.8
Unallocated assets	615.3	8.9	—	9.6
Adjustment to year-end vs. average assets	(57.5)

	$3,889.7	$136.6	$84.7	$167.0

2002
Residential Furnishings	$1,245.5	$44.4	$8.1	$68.9
Commercial Fixturing & Components	882.4	11.1	2.9	31.5
Aluminum Products	409.8	19.4	—	23.9
Industrial Materials	269.9	26.5	6.5	17.4
Specialized Products	373.9	16.7	7.9	15.0
Unallocated assets	425.4	5.9	—	7.9
Adjustment to year-end vs. average assets	(105.8)

	$3,501.1	$124.0	$25.4	$164.6

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2004	2003	2002
Residential Furnishings
Bedding components	$895.2	$778.7	$798.5
Residential furniture components	805.1	697.1	692.9
Finished & consumer products	643.0	606.4	544.0
Other residential furnishings products	124.2	97.9	88.6

	2,467.5	2,180.1	2,124.0
Commercial Fixturing & Components
Store displays, fixtures & storage products	824.2	744.0	654.4
Office furnishings & plastic components	248.0	213.8	238.2

	1,072.2	957.8	892.6
Aluminum Products
Die cast products	474.6	422.4	420.7
Tool & die operations (including smelting in 2002)	31.1	31.1	52.0

	505.7	453.5	472.7
Industrial Materials
Wire, wire products & steel tubing	530.3	369.2	395.6

Specialized Products
Automotive products & specialized machinery	509.8	427.6	386.9

	$5,085.5	$4,388.2	$4,271.8

The Company’s operations outside of the United States are principally in Canada, Europe and Mexico. The geographic information that follows regarding sales is based on the area of manufacture.

	Year Ended December 31
	2004	2003	2002
External sales
United States	$4,029.3	$3,467.7	$3,426.0
Canada	421.0	424.0	412.2
Europe	403.2	315.1	268.2
Mexico	145.7	135.3	129.1
Other	86.3	46.1	36.3

	$5,085.5	$4,388.2	$4,271.8

Long-lived assets
United States	$1,553.9	$1,551.8	$1,591.1
Canada	227.9	207.8	163.8
Europe	228.2	198.5	175.6
Mexico	71.9	68.0	60.0
Other	50.5	44.2	22.6

	$2,132.4	$2,070.3	$2,013.1

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

M—Contingencies

The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company’s financial position. While the results of any ultimate resolution are uncertain, management believes the possibility of a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

N—Restructuring Activity

On January 1, 2003, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Previously, the Company utilized Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity (“restructuring”) be recognized when the liability is incurred. The Company regularly engages in restructuring activities resulting from its ongoing efforts to improve operations and control expenses. The costs incurred for the restructuring activities in which the Company is currently engaged have not been material to the Company’s earnings or financial position. In addition, future expenditures associated with these restructurings, all of which are expected to be complete within twelve months, are expected to be less than $2.

Over the last three years, the Company has sold, consolidated or shutdown several facilities, none of which actions individually resulted in a material charge to earnings. These restructurings have had the following impact on the Company’s financial statements:

	Year ended December 31
	2004	2003	2002
Charged to other deductions (income), net
Write-downs of property, plant and equipment	$.2	$1.2	$9.3
Write-off of goodwill	—	.1	3.2
Severance and other restructuring costs, net of proceeds	3.9	(1.9)	.8

	$4.1	$(.6)	$13.3

Severance and restructuring costs associated with facility restructurings charged to cost of goods sold were $3.0 in 2004 and $0 in 2003 and 2002. Write-down of property, plant and equipment and inventory associated with restructurings charged to cost of goods sold were $2.2 in 2004, $0 in 2003 and $1.6 in 2002.

Restructuring liabilities at year-end	$1.4	$.6	$3.6

Adjustments of previously established liabilities for restructurings have been negligible for 2004-2002. Net sales for the 12-month period prior to divestiture for businesses sold were $0 in 2004, $23 in 2003, and $40 in 2002. The earnings impact from these divested businesses is not material.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

O—Other (Income) Expense

The components of other (income) expense were as follows:

	Year ended December 31
	2004	2003	2002
(Gain) loss on asset sale/impairment	$(16.3)	$1.9	$3.8
Restructuring charges	4.1	(.6)	13.3
Currency (gain) loss	(2.1)	(.1)	(.3)
Other	(2.3)	(3.1)	(.1)

	$(16.6)	$(1.9)	$16.7

P—Derivative Financial Instruments

The Company’s risk management strategies include the use of derivative instruments to manage the fixed/variable interest rate mix of its debt portfolio, to manage its exposure to fluctuating natural gas prices, and to hedge against its exposure to variability in foreign exchange rates. Where appropriate, the Company reduces forward price exposure by the transfer of price risk to another party. In this sense, hedging is equivalent to purchasing price protection insurance that will lock in future costs. It is the Company’s policy not to speculate in derivative instruments.

The Company manages a portion of the fixed/variable interest rate risk of its debt portfolio through the use of interest rate swap agreements. During 2000, $350 of 7.65% fixed rate debt which matures on February 15, 2005 and, in 1999, $14 of 6.90% fixed rate debt which matured in June 2004 were issued and converted to variable rate debt by use of interest rate swap agreements. In March 2003, the Company sold its rights under the $350 interest rate swap agreement for $39.9 in cash proceeds. The unamortized market value of the $350 interest rate swap agreement was $2.5 at December 31, 2004 and $22.5 at December 31, 2003. In addition, the market value of the $14 swap agreement discussed above was $.6 at December 31, 2003.

In August 2004, the Company entered into fixed price swap agreements to hedge portions of its anticipated purchases of natural gas. The Company hedged approximately 20% of its anticipated natural gas consumption of the 12-month period beginning in September 2004, 15% of its anticipated consumption for the 12-month period beginning September 2005, and 10% of its anticipated consumption for the 12-month period beginning September 2006. Approximately $11.1 of natural gas contracts were outstanding as of December 31, 2004. The average price under these contracts is $6.135 per mmbtu. Through December 31, 2004, there was no significant gain or loss, realized or unrealized, on these contracts.

Where appropriate, the Company designates forward currency contracts as hedges against the Company’s exposure to variability in exchange rates on certain cash flows denominated in foreign currencies. In December 2003, the Company hedged 70% of the expected Peso expenses for certain Mexican subsidiaries through 2004. During 2004, hedges were used to reduce volatility from USD raw materials purchases for certain UK subsidiaries, and again to hedge about 70% of expected Mexican peso (MXN) needs for 2005. The amount of contracts outstanding at December 31, 2004 was approximately $15.8 ($14.8 pay USD/receive MXN; $1.0 pay GBP/receive USD). The fair value of these contracts at December 31, 2004 was not material.

The changes in fair value of the unexpired natural gas and foreign currency contracts are recorded in other comprehensive income and reclassified to cost of goods sold in the period in which earnings are impacted by the hedged items.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

In December 2003, the Company entered into a 38.3 Swiss Francs (CHF) five-year cross-currency swap agreement with Wachovia Bank, N.A. This agreement is designated as a net investment hedge of the Company’s Swiss subsidiaries. In addition, the terms of this agreement include that the Company will receive interest on $30 USD at a fixed rate of 6.35% and pay interest on 38.3 CHF at a fixed rate of 4.71%. At December 31, 2004, the unrealized loss on this agreement was $4.5 and is included in the foreign currency translation component of accumulated other comprehensive income.

All hedges accorded hedge accounting treatment are considered highly effective. There were no transactions that ceased to qualify for hedge accounting treatment in the years ended December 31, 2004 and 2003.

Q – New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (SFAS No. 123R). SFAS 123R clarifies and expands Statement 123’s guidance in several areas, including recognizing share-based compensation cost, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123R is effective for Leggett & Platt beginning with the first day of our fiscal third quarter (July 1, 2005) and applies to all awards granted, modified, repurchased or cancelled on or after that date. We adopted, as of January 1, 2003, the provisions of Statement 123 as originally issued and, as such, have evaluated SFAS No. 123R and believe it will not have a material impact on our financial reporting and disclosures.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Statement revises the criteria used to determine whether nonmonetary exchanges are measured based on the recorded amounts of the assets exchanged or on their fair value. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, and is not expected to have a material effect on the Company’s financial reporting and disclosures.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends prior guidance to clarify the accounting for abnormal amounts of freight, handling cost and wasted material. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial reporting and disclosures.

In December 2004, the Financial Accounting Standards Board issued FASB Staff Positions FAS 109-1 and FAS 109-2, which provide guidance regarding certain accounting and reporting issues associated with the American Jobs Creation Act of 2004. FASB Staff Position 109-1 has not had, nor is it expected to have, a material impact on our financial reporting or disclosures.

Regarding FAS 109-2, the Company is still in the process of evaluating the effects of the repatriation provision of the American Jobs Creation Act and expects to complete that evaluation by December 31, 2005. To date, the Company has not remitted any amounts under the repatriation provision. Currently, the related range of income tax effects of such a repatriation cannot be reasonably estimated.

Quarterly Summary of Earnings

Leggett & Platt, Incorporated

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth	Total
2004
Net sales	$1,187.2	$1,278.1	$1,338.0	$1,282.2	$5,085.5
Gross profit	215.1	243.4	242.5	214.8	915.8
Earnings before income taxes	93.0	116.4	121.1	92.1	422.6
Net earnings	62.8	76.8	80.2	65.6	285.4
Earnings per share
Basic	$.32	$.39	$.41	$.34	$1.46

Diluted	$.32	$.39	$.41	$.33	$1.45

2003
Net sales	$1,037.6	$1,052.7	$1,156.7	$1,141.2	$4,388.2
Gross profit	181.3	183.8	194.7	211.9	771.7
Earnings before income taxes	76.6	72.4	78.1	88.0	315.1
Net earnings	49.4	46.7	50.8	59.0	205.9
Earnings per share
Basic	$.25	$.24	$.26	$.30	$1.05

Diluted	$.25	$.24	$.26	$.30	$1.05

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful receivables	$17.9	$9.0	$8.9	(A)	$18.0

Excess and obsolete inventory reserve	$29.7	$11.6	$16.2		$25.1

Tax valuation allowance	$24.4	$6.5	$.2	(B)	$30.7

Year ended December 31, 2003
Allowance for doubtful receivables	$19.4	$3.9	$5.4	(A)	$17.9

Excess and obsolete inventory reserve	$17.1	$16.8	$4.2		$29.7

Tax valuation allowance	$23.1	$1.4	$.1	(B)	$24.4

Year ended December 31, 2002
Allowance for doubtful receivables	$29.4	$6.5	$16.5	(A)	$19.4

Excess and obsolete inventory reserve	$9.7	$8.3	$.9		$17.1

Tax valuation allowance	$13.6	$10.1	$.6	(B)	$23.1

(A)	Uncollectible accounts charged off, net of recoveries

(B)	Expired net operating loss carry forwards and credits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ FELIX E. WRIGHT
Felix E. Wright Chairman and Chief Executive Officer

Dated: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ FELIX E. WRIGHT Felix E. Wright	Chairman of the Board & Chief Executive Officer	February 28, 2005

Principal Financial Officer:

/s/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Vice President & Chief Financial Officer	February 28, 2005

Principal Accounting Officer:

/s/ WILLIAM S. WEIL William S. Weil	Vice President—Corporate Controller	February 28, 2005

Directors:

RAYMOND F. BENTELE * Raymond F. Bentele	Director

RALPH W. CLARK * Ralph W. Clark	Director

Signature	Title	Date

HARRY M. CORNELL, JR. * Harry M. Cornell, Jr.	Director

ROBERT TED ENLOE, III * Robert Ted Enloe, III	Director

RICHARD T. FISHER * Richard T. Fisher	Vice Chairman

KARL G. GLASSMAN * Karl G. Glassman	Director

DAVID S. HAFFNER * David S. Haffner	Director

JUDY C. ODOM * Judy C. Odom	Director

MAURICE E. PURNELL, JR. * Maurice E. Purnell, Jr.	Director

FELIX E. WRIGHT * Felix E. Wright	Chairman

*By:	/s/ ERNEST C. JETT	February 28, 2005
Ernest C. Jett
Attorney-in-Fact Under Power-of-Attorney dated February 24, 2005

EXHIBIT INDEX

Exhibit No.		Document Description

3.1		Restated Articles of Incorporation of the Company as of May 13, 1987; Amendment, dated May 12, 1993; Amendment, dated May 12, 1999 filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed March 11, 2004, is incorporated herein by reference. (SEC File No. 1-7845)

3.2	*	Bylaws of the Company as amended through February 24, 2005.

4.1		Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated herein by reference.

4.2		Rights Agreement effective February 15, 1999 between the Company and UMB Bank, N.A., as successor Rights Agent to ChaseMellon Shareholder Services, LLC, pertaining to preferred stock rights distributed by the Company, filed December 1, 1998 as Exhibit 4 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.3		Indenture, dated as of November 24, 1999 between the Company and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated herein by reference.

4.4		Description of $350,000,000 7.65% Notes due February 15, 2005, issued pursuant to the Indenture dated November 24, 1999, filed February 10, 2000 in the Company’s prospectus supplement pursuant to Rule 424(b)(5), is incorporated herein by reference.

4.5		Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.6		Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.7		Form of $180,000,000 4.65% notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

10.1	(1)	Restated and Amended Employment Agreement between the Company and Felix E. Wright dated March 1, 1999, filed March 31, 1999 as Exhibit 10.2(1) to the Company’s Form 10-K for the year ended December 31, 1998; Amendment No. 1 to the Restated and Amended Employment Agreement of Felix E. Wright, dated October 1, 2002, filed November 13, 2002 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2002; Letter Agreement between the Company and Felix E. Wright, dated August 6, 2003, filed August 6, 2003 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003; and Amendment No. 2 to the Restated and Amended Employment Agreement of Felix E. Wright, dated August 4, 2004, filed August 5, 2004 as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2004; all of which are incorporated herein by reference. (SEC File No. 1-7845)

10.2	(1)	Employment Agreement between the Company and David S. Haffner, dated July 30, 2001, filed October 31, 2001 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference. (SEC File No. 1-7845)

10.3	(1)	Employment Agreement between the Company and Robert A. Jefferies, Jr. dated November 7, 1990 and Amendment No. 1 to Employment Agreement dated January 1, 1993; filed March 29, 2000 as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference. (SEC File No. 1-7845)

Exhibit No.	Document Description

10.4(1)	Restated and Amended Employment Agreement between the Company and Harry M. Cornell, Jr. dated as of August 14, 1996, and Amendment No. 1 to Employment Agreement dated January 1, 1999, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated March 1, 2001 extending term of Employment Agreement, all of which was filed as of March 28, 2002 as Exhibit 10.1(1) to the Company’s Form 10-K for the year ended December 31, 2001, and Letter Agreement dated November 15, 2002, filed March 18, 2003 as Exhibit 10.2(1) to the Company’s Form 10-K for the year ended December 31, 2002, all of which are incorporated herein by reference. (SEC File No. 1-7845)

10.5(1)	Letter Agreement regarding whole life insurance policy between the Company and Harry M. Cornell, Jr., dated July 1, 2004, filed August 5, 2004 as Exhibit 10.2 to the Company’s Form 10-Q, is incorporated herein by reference. (SEC File No. 1-7845)

10.6(1)	Severance Benefit Agreement between the Company and Harry M. Cornell, Jr. dated May 9, 1984, filed March 29, 2001 as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2000, is incorporated herein by reference. (SEC File No. 1-7845)

10.7(1)	Severance Benefit Agreement between the Company and Felix E. Wright dated May 9, 1984, filed March 29, 2001 as Exhibit 10.5(1) to the Company’s Form 10-K for the year ended December 31, 2000, is incorporated herein by reference. (SEC File No. 1-7845)

10.8(1)	Severance Benefit Agreement between the Company and Robert A. Jefferies, Jr. dated May 9, 1984, filed March 29, 2001 as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2000 is incorporated herein by reference. (SEC File No. 1-7845)

10.9(1)	Severance Benefit Agreement between the Company and David S. Haffner, dated July 30, 2001, filed October 31, 2001 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference. (SEC File No. 1-7845)

10.10(1)*	Summary Sheet for Director Compensation and Executive Cash Compensation and Award Formula under the 2004 Key Officers Incentive Plan.

10.11(1)	The Company’s 1989 Flexible Stock Plan, as amended and restated May 9, 2001, with Amendment No. 1, dated February 11, 2004, filed March 11, 2004 as Exhibit 10.8(1) to the Company’s Form 10-K for the year ended December 31, 2003; Form of Non-Qualified Stock Option Award pursuant to the Company’s 1989 Flexible Stock Plan, filed November 3, 2004 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004; Form of Restricted Stock Agreement pursuant to the Company’s 1989 Flexible Stock Plan, filed November 3, 2004 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004; all of which are incorporated herein by reference. (SEC File No. 1-7845)

10.12(1)	Description of the Company’s Key Management Incentive Compensation Plan as amended as of January 1, 2004, filed March 11, 2004 as Exhibit 10.9(1) to the Company’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. (SEC File No. 1-7845)

10.13(1)	The Company’s 2004 Key Officers Incentive Plan filed March 24, 2004 as Appendix D to the Company’s definitive Proxy Statement used in connection with the Company’s Annual Meeting of Shareholders held on May 5, 2004, is incorporated herein by reference. (SEC File No. 1-7845)

10.14(1)	Description of long-term disability arrangements between the Company and certain executives filed March 11, 2004 as Exhibit 10.11(1) to the Company’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. (SEC File No. 1-7845)

10.15(1)	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and certain executive officers, filed March 28, 2002, as Exhibit 10.11(1) to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference. (SEC File No. 1-7845)

Exhibit No.	Document Description

10.16(1)	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13(1) to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference. (SEC File No. 1-7845)

10.17(1)	The Company’s Executive Stock Purchase Program adopted June 6, 1989 under the Company’s 1989 Flexible Stock Plan, and effective as of July 1, 1989, as amended; filed March 29, 2000 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference. (SEC File No. 1-7845)

10.18(1)	The Company’s Stock Award Program, filed March 30, 1998 as Exhibit 10.20(1) to the Company’s Form 10-K for the year ended December 31, 1997, is incorporated herein by reference. (SEC File No. 1-7845)

10.19(1)	The Company’s Deferred Compensation Program, amended and restated effective as of December 31, 2004, filed December 10, 2004 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

10.20(1)	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated herein by reference. (SEC File No. 1-7845)

10.21(1)	The Company’s Pre-2005 Executive Stock Unit Program, as amended and restated, effective as of December 31, 2004, filed December 10, 2004 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

10.22(1)	The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective as of January 1, 2005, filed December 10, 2004 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

10.23(1)	Form of Revolving Credit Agreement (5 Year Facility), dated August 23, 2002; Form of Amendment No. 1 to Revolving Credit Agreement (5 Year Facility), dated August 22, 2003; and Form of Amendment No. 2 to Revolving Credit Agreement (5 Year Facility), dated August 27, 2004, filed September 1, 2004 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Schedule of Subsidiaries of Company.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1*	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2005.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2005.

32.1*	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2005.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2005.

(1)	Denotes management contract or compensatory plan or arrangement.

* Denotes filed or furnished herewith