Form 10-Q
period 2005-03-31
LEGGETT & PLATT INC
filed 2005-05-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

Common stock outstanding as of May 2, 2005: 189,629,881

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)

	March 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$143.0	$491.3
Accounts and notes receivable	849.1	808.7
Allowance for doubtful accounts	(17.5)	(18.0)
Inventories, net	761.4	705.7
Other current assets	67.1	77.1

Total current assets	1,803.1	2,064.8
NET PROPERTY, PLANT & EQUIPMENT	948.0	960.7
OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $116.6 in 2005 and $116.7 in 2004	1,025.6	1,028.9
Other intangibles, less accumulated amortization of $33.5 in 2005 and $32.5 in 2004	69.6	68.4
Sundry	76.5	74.4

Total other assets	1,171.7	1,171.7

TOTAL ASSETS	$3,922.8	$4,197.2

CURRENT LIABILITIES
Current maturities of long-term debt	$47.5	$401.3
Accounts payable	266.1	224.4
Accrued expenses	253.1	239.5
Other current liabilities	108.2	94.4

Total current liabilities	674.9	959.6
LONG-TERM DEBT	776.4	779.4
OTHER LIABILITIES AND DEFERRED INCOME TAXES	146.8	145.1
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	453.7	452.5
Retained earnings	2,005.5	1,961.5
Accumulated other comprehensive income	79.1	82.3
Treasury stock	(215.6)	(185.2)

Total shareholders’ equity	2,324.7	2,313.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,922.8	$4,197.2

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$1,301.3	$1,187.2
Cost of goods sold	1,068.9	972.1

Gross profit	232.4	215.1
Selling and administrative expenses	112.6	112.0
Other deductions (income), net	2.5	(.2)

Earnings before interest and income taxes	117.3	103.3
Interest expense	11.6	12.0
Interest income	2.0	1.7

Earnings before income taxes	107.7	93.0
Income taxes	34.9	30.2

NET EARNINGS	$72.8	$62.8

Earnings Per Share
Basic	$.37	$.32
Diluted	$.37	$.32
Cash Dividends Declared Per Share	$.15	$.14
Average Shares Outstanding
Basic	195.2	196.1
Diluted	196.5	197.1

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net Earnings	$72.8	$62.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	41.4	40.5
Amortization	2.0	2.8
Deferred tax income	(1.8)	(.7)
Other	(.8)	(2.7)
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable, net	(40.9)	(64.6)
(Increase) in inventories	(57.5)	(28.4)
Decrease (Increase) in other current assets	10.4	(3.5)
Increase in accounts payable	38.2	48.4
Increase in accrued expenses and current liabilities	27.3	15.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	91.1	69.6

INVESTING ACTIVITIES
Additions to property, plant and equipment	(32.2)	(35.8)
Purchases of companies, net of cash acquired	(6.4)	(26.9)
Proceeds from sales of assets	3.8	5.7
Other	.6	(.5)

NET CASH USED FOR INVESTING ACTIVITIES	(34.2)	(57.5)

FINANCING ACTIVITIES
Additions to debt	16.5	14.5
Payments on debt	(351.8)	(4.5)
Dividends paid	(28.8)	(27.0)
Issuances of common stock	4.3	6.4
Purchases of common stock	(45.4)	(16.7)

NET CASH USED FOR FINANCING ACTIVITIES	(405.2)	(27.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(348.3)	(15.2)
CASH AND CASH EQUIVALENTS - January 1,	491.3	443.9

CASH AND CASH EQUIVALENTS - March 31,	$143.0	$428.7

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions, except per share data)

1.	STATEMENT

The interim financial statements of the Company included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2004.

2.	NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position 109-2 which provides guidance regarding certain accounting and reporting issues associated with the American Jobs Creation Act (AJCA) of 2004. The Company is still in the process of evaluating the effects of the repatriation provision of the AJCA and expects to complete that evaluation by December 31, 2005. To date, the Company has not remitted any amounts under the repatriation provision. Currently, the related range of income tax effects of such a repatriation cannot be reasonably estimated.

3.	INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	March 31, 2005	December 31, 2004
At First-In, First-Out (FIFO) cost
Finished goods	$388.0	$365.0
Work in process	96.2	96.7
Raw materials and supplies	364.8	331.6

	849.0	793.3
Excess of FIFO cost over LIFO cost	(87.6)	(87.6)

	$761.4	$705.7

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	March 31, 2005	December 31, 2004
Property, plant and equipment, at cost	$2,180.7	$2,161.3
Less accumulated depreciation	(1,232.7)	(1,200.6)

	$948.0	$960.7

5.	COMPREHENSIVE INCOME

In accordance with the provisions of Financial Accounting Standard No. 130, comprehensive income for the quarters ended March 31, 2005 and 2004 was $69.6 and $73.5, respectively.

6.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2005	2004
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	195.2	196.1

Net earnings	$72.8	$62.8

Earnings per share – basic	$.37	$.32

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	195.2	196.1
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.3	1.0

	196.5	197.1

Net earnings	$72.8	$62.8

Earnings per share - diluted	$.37	$.32

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	CONTINGENCIES

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

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage and material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling and secondary machining and coating. Industrial Materials derives its revenues from drawn steel wire, steel rod, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive applications.

A summary of segment results for the quarters ended March 31, 2005 and 2004 are shown in the following tables. Segment figures for 2004 are restated for an organizational move of two small operations from Residential Furnishings to Specialized Products.

	External Sales	Inter - Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2005
Residential Furnishings	$640.5	$5.8	$646.3	$55.7
Commercial Fixturing & Components	264.7	3.2	267.9	12.0
Aluminum Products	137.3	3.9	141.2	11.9
Industrial Materials	136.2	89.6	225.8	32.0
Specialized Products	122.6	16.0	138.6	10.5
Intersegment eliminations	—	—	—	(4.8)
Change in LIFO reserve	—	—	—	—

	$1,301.3	$118.5	$1,419.8	$117.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2004
Residential Furnishings	$596.3	$2.1	$598.4	$69.4
Commercial Fixturing & Components	241.0	1.5	242.5	6.1
Aluminum Products	132.0	4.1	136.1	14.4
Industrial Materials	104.7	66.4	171.1	19.5
Specialized Products	113.2	15.0	128.2	11.5
Intersegment eliminations	—	—	—	(.1)
Change in LIFO reserve	—	—	—	(17.5)

	$1,187.2	$89.1	$1,276.3	$103.3

Average asset information for the Company’s segments at March 31, 2005 and December 31, 2004 is shown in the following table:

	March 31, 2005	December 31, 2004
Assets
Residential Furnishings	$1,432.2	$1,395.7
Commercial Fixturing & Components	957.1	964.9
Aluminum Products	388.6	375.8
Industrial Materials	349.2	303.3
Specialized Products	514.6	480.0
Unallocated assets	233.1	626.8
Adjustment to period-end vs. average assets	48.0	50.7

	$3,922.8	$4,197.2

9.	STOCK OPTIONS

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	STOCK OPTIONS (continued)

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported	$72.8	$62.8
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	1.1	2.4
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(1.2)	(2.8)

Pro forma net earnings	$72.7	$62.4

Earnings per share – as reported
Basic	$.37	$.32

Diluted	$.37	$.32

Pro forma earnings per share
Basic	$.37	$.32

Diluted	$.37	$.32

10.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at March 31, 2005 and 2004 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2005 employer contributions are not significantly different than the $2.0 previously reported at year-end 2004.

	Three Months Ended March 31,
	2005	2004
Components of Net Pension Expense
Service cost	$1.2	$1.2
Interest cost	2.6	2.3
Expected return on plan assets	(3.5)	(3.4)
Amortization of net transition asset	.1	.1
Recognized net actuarial loss	.2	.1

Net pension expense	$.6	$.3

11.	RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the current year presentation.

ITEM 2.	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Residential Furnishings, our largest segment, generated 45% of the Company’s total sales during the first quarter of 2005. The operations in this segment supply a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, and other finished products.

Commercial Fixturing & Components contributed 19% of total sales in the first quarter of 2005. Operations in this segment produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

Aluminum Products represented 10% of 2005’s first quarter sales. We are North America’s leading independent producer of non-automotive aluminum die castings. Our operations serve a diverse group of customers that manufacture products including motorcycles, diesel and small engines, outdoor lighting fixtures, gas barbeque grills, appliances, power tools, and consumer electronics, among others.

Industrial Materials generated 16% of our total sales in the first quarter of 2005. These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products.

Specialized Products contributed 10% of the first quarter 2005’s total sales. From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We also design and produce machinery, both for our own use and for others, including bedding manufacturers.

Customers

We serve a broad suite of customers, with no single customer representing more than 5% of our sales. Many are firms whose names are widely recognized; they include most manufacturers of furniture, bedding, and automobiles, most major retailers, and a variety of other manufacturers.

Our products are sold primarily through our own sales employees. However, some of our businesses also use independent sales representatives and distributors.

Competition

We believe we gain competitive advantage in a variety of ways, including low cost operations, internal production of key raw materials, manufacturing expertise, product innovation, high quality products, focus on customer service, long-lived relationships with customers, and financial strength.

Many companies offer products that compete with those we make. The number of competitors varies by product line (they tend to be smaller, private companies), but most of our markets are very competitive.

We face increasing competition from foreign competitors. Some of our customers source a portion of their finished product from Asia, and we have established operations in the region in order to maintain and expand that business. At the end of the first quarter of 2005, Leggett operated eight Chinese facilities. Although we can generally produce components at a lower cost in the U.S., as our customers move the production of their finished products overseas, we must be located nearby to supply them efficiently.

Many of our competitors, both domestic and foreign, compete primarily on the basis of price. We are also price competitive, but we focus to a greater degree on product quality, innovation, and customer service.

Major Factors That Impact Our Business

Same location sales growth is expected to be a primary driver of future earnings. Our operating performance is heavily influenced by market demand for our products. This demand is impacted by many broad economic factors, including consumer sentiment, employment levels, housing turnover, and interest rates. These factors influence consumer spending on durable goods, and therefore are key determinants of the demand for most of our products. We are also impacted by trends in business capital spending; approximately one-quarter of our sales relates to this segment of the economy.

Our ability to respond to raw material cost changes can also significantly impact earnings. Steel is our most significant raw material, representing approximately 17% of our cost of goods sold. As 2004 progressed, the price of certain types of steel nearly doubled, but we were able to recover most of our higher costs through selling price increases. The unprecedented price increases in the steel market led to a higher scrap-to-rod market price spread. In the first quarter, this improved market spread continued to benefit the results generated by our steel rod mill.

Steel prices stabilized late last year and remained relatively stable throughout the first quarter of 2005. Market prices for scrap were down from fourth quarter 2004 averages. Lower scrap surcharges led to slight declines in market prices for hot rolled and cold rolled steel. The declines in scrap prices had very little impact on market pricing for steel rod and wire, and market prices for these materials were steady in the first quarter of 2005. This is still a challenging environment, and it is difficult to predict which direction steel prices will move. Significant unanticipated changes could materially affect earnings based on our ability to recover additional cost increases, should they occur.

Given the past year’s turbulence in the global steel market, our steel rod mill turned out to be a timely investment for Leggett. Building on this success, we are on track to complete an expansion late this year that should increase future mill output by approximately 20%. We currently produce about 450,000 tons of rod annually and the expansion will increase that output to approximately 540,000 tons. This expansion does not signify a change in our rod strategy. We will continue to be a substantial purchaser of rod on the open market, enabling us to maintain leverage with suppliers.

Inflation in other significant raw materials including chemicals, fibers, and resins (all of which are generally impacted by changes in oil prices), and lumber can also impact operations. While aluminum is also a significant material used in our operations, our earnings exposure to this commodity is partially mitigated by pricing arrangements we have with our customers.

In October 2003, we embarked on a tactical plan to improve the performance of our Fixture & Display operations. The objectives of this plan were improved operating efficiency, better adherence to standard costs, tighter inventory control, cost reduction, and more competent staffing. While progress has been made, there is more work to be done to reach our targeted margins for this business. About $300 million of goodwill is associated with these operations, and performance must continue to improve in order to assure that there will be no future goodwill impairment.

As we expand internationally, our exposure to foreign currencies grows. As such, significant changes in the exchange rates of the U.S. dollar to foreign currencies could impact our results.

In 2003, the availability of steel was a potential issue impacting our business. As 2004 progressed, worldwide demand for steel moderated slightly and worldwide supply increased as new mills (particularly in China) were brought on line. At this point in 2005, availability of steel is not a major issue in the market. In addition, we believe we are better positioned than our competitors to secure supply due to our internal production of key raw materials, financial strength, and purchasing leverage.

In 2003, we also discussed uncertainty regarding natural gas prices. Although they remained at higher than historical levels, energy costs were relatively stable in 2004 and increased slightly in the first quarter of 2005. We have locked in prices on 10% - 20% of our natural gas requirements for the next two years and may hedge additional requirements depending on market conditions.

Results of Operations

Discussion of Consolidated Results

Record quarterly sales of $1.30 billion were $114 million, or 9.6% higher than in the first quarter of 2004. Same location sales increased 8.4%, primarily due to inflation (mainly in steel costs). Overall unit volume was essentially flat with first quarter 2004. Acquisitions (net of divestitures) contributed $14.2 million of the sales growth.

All five segments posted year-over-year sales gains in the first quarter, each benefiting from inflation or currency impacts. Demand was mixed across our businesses. We posted modest growth once again in upholstered furniture components and aluminum components. Bedding volume was down versus a strong first quarter of 2004, but volume improved sequentially, with year-over-year declines in the first quarter of 2005 less than those experienced in the fourth quarter of 2004. In addition, our businesses that supply the automotive industry were impacted by lower OEM (original equipment manufacturers) production during the quarter.

First quarter earnings per diluted share were $.37, an increase of $.05, or 15.6%, from the $.32 per diluted share attained in the first quarter of 2004. We continue to benefit from inflation related sales growth and a favorable scrap-to-rod price spread. In addition, improvements in our Fixture & Display operations also brought earnings gains. These benefits were partially offset by several factors including inflation in oil-based raw materials, higher transportation costs, and an unfavorable change in sales mix (increased sales of lower-margin products in our Residential Furnishings and Machinery units).

Pretax earnings for the first quarter of 2004 reflected a LIFO expense of $17.5 million vs. no LIFO expense (or income) in the first quarter of 2005. Last year LIFO expense was largely offset by the impact of selling price increases. As further discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, the Company’s quarterly LIFO expense is based on an estimate of the annual expense expected for the year. This estimated annual expense is allocated proportionally to all interim periods. In 2004, steel price increases were significant and unprecedented (total year LIFO expense for 2004 was $76.5 million). Management expects that year-end steel prices will be relatively unchanged from March 31, 2005 levels and, therefore, no significant LIFO expense (or income) is currently anticipated.

Interest and Taxes

Interest expense was down slightly in the first quarter compared to the first quarter of 2004 and, based on current borrowing levels, is expected to be down for the year by approximately $2 million. The lower interest expense is expected to be partially offset by a decline in interest income.

The first quarter consolidated worldwide effective tax rate of 32.4% is comparable to both 2004’s first quarter and annual rates. However, the effective rate for the remainder of 2005 may be different depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, and the effect of tax law changes.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 8 of the Notes to Consolidated Condensed Financial Statements.

Residential Furnishings

Total sales increased 8.0% year-over-year, or $47.9 million, with acquisitions (net of divestitures) contributing $4 million of the increase. Same location sales increased 7.4%, with inflation growth partially offset by slight volume declines. Inflation alone enhanced revenue by almost 11%. Unit sales decreased about 2%, with slightly increased unit sales of mechanisms for upholstered furniture more than offset by unit declines in U.S. innerspring and other areas.

EBIT (earnings before interest and income taxes) was $55.7 million, a decrease of $13.7 million, or 19.7% from year-ago levels. The EBIT decrease is attributable to reduced unit sales, higher chemical costs (which significantly impacted our foam and coated fabric operations), changes in product mix, increased transportation costs, loss on the sale of one small operation, and restructuring charges. Although price increases have been implemented, we have not fully recovered the recent inflation in chemical costs. In addition, the first quarter’s significant level of inflation-related sales growth reduced margin percentages in the segment. These increases achieve only a nominal margin, much lower than typically earned on unit volume growth.

Commercial Fixturing & Components

Total sales increased $25.4 million, or 10.5%, largely due to inflation. Same location sales increased 9.3% primarily from inflation as unit volume was roughly flat. EBIT doubled, from $6.1 million last year to $12.0 million this year, due to operating improvements and cost savings from implementation of the Company’s tactical plan, modest margin on inflation-related sales increases, and a reduction of $1.6 million in restructuring charges.

Aluminum Products

Total sales increased $5.1 million, or 3.7%, solely from increased same location sales. Unit volumes grew slightly during the quarter, but the rate of increase slowed from last year’s double digit pace as we began to anniversary the start-up of programs for motorcycles and large appliances. New programs slated to begin later this year and in 2006 should help lead to improved growth rates.

EBIT decreased 17.4%, or $2.5 million, with benefits from higher sales more than offset by higher energy and raw material costs and production inefficiencies at some plants.

Industrial Materials

Total sales increased $54.7 million, or 32.0%, solely from same location sales increases. Inflation growth was partially offset by an 8% decline in unit volume. Declines in bedding demand led to lower production of wire during the quarter versus the first quarter of 2004. In addition, lower automotive production reduced demand for tubing.

The $12.5 million EBIT improvement is reflective of the favorable steel scrap-to-rod price spread (which benefited the rod mill). Inflation-related sales increases brought little margin, and were offset by unit volume declines.

Specialized Products

Total sales increased $10.4 million, or 8.1%. Same location sales increased 1.8% (primarily from currency rate changes). Acquisitions contributed $8 million, or 6% of the sales growth. Volume was up slightly in our machinery operations and down slightly in automotive. The declines in automotive are partially due to first quarter shut-downs by North American automotive manufacturers. EBIT declined 8.7%, or $1.0 million, from lower unit volume in automotive and changes in currency rates.

Capital Resources and Liquidity

Cash Flow and Capitalization

Our priorities for the use of cash, in order of importance, are:

•	Fund internal growth and acquisitions

•	Extend our track record of annual dividend increases

•	Use remaining cash (if any) to repurchase stock

Over the last three years we used approximately $400 million in cash annually to fund these priorities. In round figures, approximately 35% was used for capital expenditures, 25% for funding annual dividends, 20% for acquisitions, and 20% for stock repurchases.

Our primary source of cash is internal operations. Over the last three years cash from operations was more than adequate to fund the items mentioned above. When proceeds from asset sales are included, we generated sufficient cash over the last three years to reduce net debt by over $100 million.

Over the next few years, we plan to gradually increase net debt (as a percent of total capitalization) back toward our long-term target of 30-40%, while maintaining our longstanding “single A” debt rating. We see benefit to modestly increasing debt, and little risk given our competitive position and consistently strong cash flow.

Additional detail on a) the uses of cash, b) operating cash flow, and c) debt position and total capitalization for the first quarter of 2005 is provided below.

Uses of Cash Flow

Capital expenditures in the first quarter of 2005 totaled $32.2 million, down slightly from $35.8 million in the first quarter of 2004. We make these investments to modernize, maintain, and expand manufacturing capacity. In 2005, we expect capital spending to approximate $170 million, compared to $157 million in 2004, with the increase primarily related to a few major expansion projects.

Acquisition related spending totaled $6.4 million in the first quarter of 2005, down from $26.9 million in the first quarter last year. During the quarter we acquired one firm that will add about $12 million to annual sales in the Residential Furnishings Segment. This company markets and distributes fabric used in various civil engineering applications such as road construction and landscaping, and will be a part of our Fabric, Foam and Fiber group. The Company also divested one small fiber operation in Residential Furnishings that generated annual revenues of about $15 million.

We paid cash dividends of $28.8 million and $27.0 million during the first quarters of 2005 and 2004, respectively. Over the past three years, dividends have increased at a 6.5% compounded annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. Calculated in the same manner as our target, dividend payout was 47.4% in 2004, 51.3% in 2003, and 43.7% in 2002. As earnings grow, we expect to move back toward the 30-35% payout target.

Repurchases of common stock (net of issuances) totaled $41.1 million during the quarter. We previously noted that we expect to use excess cash flow to repurchase stock. Consistent with that strategy, we were strong buyers of our stock during the first quarter, purchasing 1.8 million shares, the most ever in a single quarter. These purchases were partially offset by issuance of shares through employee plans. As a result, common stock outstanding declined by .9 million shares during the quarter, and was 2.2 million shares below the level at March 31, 2004.

As mentioned earlier, we expect to gradually increase net debt back to our long-standing target of 30-40% of total capitalization. As this occurs, additional cash will be available. This cash, together with cash from operations, will be utilized to finance growth and extend our record of annual dividend increases. Any remaining cash is expected to go toward repurchasing stock.

The amount available to repurchase shares will fluctuate each year with earnings, capital spending, and the pace of acquisitions. Although no specific schedule has been established, we have been authorized by the Board of Directors to repurchase up to 10 million shares each year beginning January 1, 2005.

Operating Cash Flow

Cash flow from operations is our primary source of funds, and totaled $91.1 million during the first quarter of 2005. The $21.5 million increase over the first quarter of 2004 came on the strength of higher earnings and a smaller increase in net working capital.

Working capital levels vary by segment, with the requirements of Aluminum Products and Commercial Fixturing & Components generally higher than company averages. Accounts receivable balances in these segments are typically higher due to longer credit terms required to service certain customers of the Aluminum Die Casting and Fixture & Display businesses. These same businesses also require higher inventory investments due to the custom nature of their products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

Total Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at March 31, 2005 and December 31, 2004.

(Dollar amounts in millions)	March 31, 2005		December 31, 2004
Long-term debt outstanding:
Scheduled maturities	$776		$779
Average interest rates*	5.0%		4.1%
Average maturities in years*	7.9		5.6
Revolving credit/commercial paper	—		—

Total long-term debt	776		779
Deferred income taxes and other liabilities	147		145
Shareholders’ equity	2,325		2,313

Total capitalization	$3,248		$3,237

Unused committed credit:
Long-term	$342		$342
Short-term	—		—

Total unused committed credit	$342		$342

Ratio of earnings to fixed charges**	7.9	x	8.0	x

*	Including current maturities.

**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and including current maturities, at March 31, 2005 and December 31, 2004. We believe that adjusting this measure for cash and current maturities allows more meaningful comparison to recent historical periods, in which case cash has ranged from $12 million to $491 million.

(Amounts in millions)	March 31, 2005	December 31, 2004
Debt to total capitalization:
Long-term debt	$776	$779
Current debt maturities	48	401
Cash and cash equivalents	(143)	(491)

Net debt, after adjustments	$681	$689

Total Capitalization	$3,248	$3,237
Current debt maturities	48	401
Cash and cash equivalents	(143)	(491)

Total capitalization, after adjustments	$3,153	$3,147

Debt to total capitalization
Before adjustments	23.9%	24.1%
After adjustments	21.6%	21.9%

During the first quarter, the Company paid off $350 million of 7.65% notes maturing February 15, 2005. Concurrent with the maturity, the Company completed amortizing the gain previously realized on an associated interest rate swap agreement. With the maturity of these notes, the average stated rate on our outstanding debt decreased in the first quarter. However, due to the effect of the expiring amortization of the swap agreement gain, the reported weighted average interest on long-term debt increased from 4.1% to 5.0%. In addition, the maturity of these notes caused the average maturities of outstanding debt to increase from 5.6 years to 7.9 years.

The net impact on the Company’s capital structure from its financing activities over the last several years has been modest, but noteworthy. Since January 1, 2003,

the Company’s payments on debt have totaled $626.1 million while proceeds from debt have totaled $561.2 million, a net decrease of $64.9 million. During this time, debt to total capitalization, as adjusted, decreased from 25.4% to 21.6%. Excluding the impact of interest rate swap agreements, the average interest rate on maturing debt was approximately 7.2% and the average interest rate on issued debt was approximately 4.6%.

Most of our debt has a fixed repayment date. Our public debt, which constitutes nearly 90% of outstanding debt, currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+. We have maintained a single A rating on our debt for over a decade.

The Company has $300 million fully available under a commercial paper program backed by $342 million in revolving credit. To further facilitate the issuance of debt capital and other securities, $500 million is available under a shelf registration which became effective April 19, 2005. We believe we have sufficient availability of funds to support our ongoing operations and take advantage of growth opportunities.

Contractual Obligations

Material changes to the Company’s future contractual obligations and commitments occurring since December 31, 2004 are as follows:

•	Long-term debt declined from a total of $1,143 (excluding $3 million of market value adjustments related to interest rate swap agreements) at December 31, 2004 to a total of $790 at March 31, 2005. This was primarily due to the payment of $350 million in notes that matured on February 15, 2005.

Derivative Financial Instruments

The Company’s risk management strategies include the use of derivative instruments to manage the fixed/variable interest rate mix of its debt portfolio, to manage its exposure to fluctuating natural gas prices, and to hedge against its exposure to variability in foreign exchange rates. It is the Company’s policy not to speculate in derivative instruments.

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2005 and December 31, 2004 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs. The fair value for fixed rate debt was less than its carrying value by $6.5 million at March 31, 2005, and greater than its carrying value by $6.6 million at December 31, 2004. This change primarily relates to the first quarter payoff of $350 million in notes discussed above. The fair value of variable rate debt is not significantly different from its recorded amount. As of March 31, 2005, the Company was not a party to any derivative instrument intended to hedge its interest rate risk.

Exchange Rates

The Company does not hedge all net foreign currency exposures related to transactions denominated in other than their associated functional currencies. The Company may occasionally hedge firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge any such transactions is made on a case-by-case basis.

The amount of forward contracts outstanding at March 31, 2005 was approximately $14.9 million ($11.0 million Pay USD/Receive MXN; and $3.9 million Pay USD/Receive EUR). These contracts are primarily used to hedge certain expected Mexican peso needs of our U.S. based subsidiaries for fiscal 2005 and a Euro-denominated equipment purchase.

The Company views its investment in foreign subsidiaries as a long-term commitment, and, except for the cross-currency swap agreement disclosed below, does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $785.4 million at March 31, 2005, compared to $757.6 million at December 31, 2004. The increase in net investment was due primarily to increased capital contributions to certain subsidiaries in Canada, Western Europe and Mexico during the quarter.

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

During the first quarter of 2005, the Company paid interest of $0.4 million on the CHF portion and received interest of $0.5 million on the USD portion of the agreement. At March 31, 2005, the unrealized loss recorded in other comprehensive income on the cross-currency swap was approximately $2.2 million, net of tax.

Commodity Price

Other than for planned purchases of natural gas, the Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. In August 2004, the Company entered into fixed price swap agreements to hedge portions of its anticipated purchases of natural gas. The Company hedged approximately 20% of its anticipated natural gas consumption for the 12-month period beginning in September 2004, 15% of its anticipated consumption for the 12-month period beginning September 2005, and 10% of its anticipated consumption for the 12-month period beginning September 2006. Approximately $9.9 million of natural gas contracts were outstanding as of March 31, 2005. Through March 31, 2005, there was no material gain or loss, realized or unrealized, on these contracts.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position 109-2, which provides guidance regarding certain accounting and reporting issues associated with the American Jobs Creation Act (AJCA) of 2004. The Company is still in the process of evaluating the effects of the repatriation provision of the AJCA and expects to complete that evaluation by December 31, 2005. To date, the Company has not remitted any amounts under the repatriation provision. Currently, the related range of income tax effects of such a repatriation cannot be reasonably estimated.

Forward-Looking Statements and Related Matters

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

Any forward-looking statement reflects only our beliefs at the time the statement is made. Because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments which might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, we do not have, and do not undertake, any duty to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

It is not possible to anticipate and list all risks, uncertainties and developments which may affect our future operations or performance, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•	Our ability to improve operations and realize cost savings (including our tactical plan for the Fixture & Display business)

•	Factors that could impact costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs

•	Our ability to pass along raw material cost increases to our customers

•	Price and product competition from foreign (particularly Asian) and domestic competitors

•	A significant decline in the long-term outlook for any given reporting unit that could result in potential goodwill impairment

•	Future growth of acquired companies

•	Our ability to bring start up operations on line as budgeted in terms of expense and timing

•	Litigation risks

•	Risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products, or trends in business capital spending

•	Changes in competitive, economic, legal and market conditions and related factors, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation, and the like

Furthermore, we have made and expect to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses.

This MD&A contains a disclosure on page 16 regarding the security ratings of the company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending March 31, 2005 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2005, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms.

In the second quarter of 2005, the Company began the rollout of a redesigned procurement process incorporating PeopleSoft/Oracle purchasing and payables software and trade import facilitation software from NextLinx. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and on-going process of monitoring and evaluation. It is anticipated that 35 to 50 percent of the Company’s operations in the United States and Canada will be converted in 2005.

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On February 18, 2005, the Company privately issued to Stanley A. Kraftsow and a trust of Mr. Kraftsow a total of 14,286 shares of its common stock. The shares were issued upon the exercise of stock options granted to these persons on February 8, 2000. The stock option awards provided for an exercise price of $17.50 per share. As such, the consideration received by the Company for the 14,286 shares was $250,005. The transactions qualified for exemption from registration under Section 4(2) of the Securities Act of 1933 in that the securities were not publicly offered.

ITEM 2 (c)	ISSUER REPURCHASES OF EQUITY SECURITIES

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
January 2005	230,523	$27.98	183,591	9,816,409
February 2005	789,621	$27.87	756,615	9,059,794
March 2005	746,541	$29.10	660,210	8,399,584

Total	1,766,685	$28.40	1,600,416

(1)	The shares purchased include 166,269 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.

(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 5.	OTHER INFORMATION

(a) On May 4, 2005 the Company entered into a letter agreement with Robert A. Jefferies, Jr., Senior Vice President, Strategic Planning, whereby the Employment Agreement between the Company and Mr. Jefferies, dated November 7, 1990, as amended by Amendment No. 1, dated January 1, 1993 (the “Employment Agreement”), as well as the Severance Benefit Agreement between the Company and Mr. Jefferies, dated May 9, 1984 were terminated by mutual agreement as a part of the retirement plans of Mr. Jefferies. The Employment Termination Letter is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The Employment Agreement was to expire December 31, 2006. As a part of the termination letter, Mr. Jefferies is to receive a pro-rata portion of his incentive bonus for the 2005 fiscal year under the Company’s 2004 Key Officers Incentive Plan. In addition, Mr. Jefferies is to receive compensation and benefits to be paid or provided in accordance with the terms of the Company’s other compensation and benefits plans in which he participates. Because this Quarterly Report on Form 10-Q is being filed within four business days from May 4, 2005, the termination of the above agreements is being disclosed hereunder rather than under Item 1.02 of Form 8-K.

The shareholders of the Company approved the Leggett & Platt, Incorporated Flexible Stock Plan, amended and restated effective as of May 4, 2005 (the “Plan”) at the Company’s Annual Meeting of Shareholders held May 4, 2005. The Plan was formerly known as the Leggett & Platt 1989 Flexible Stock Plan. The Plan provides for awards for eligible participants in the form of stock options, stock appreciation rights, restricted stock, stock units, performance awards, and other stock based awards and other awards. Awards may be granted to (i) employees, (ii) non-employee directors, (iii) employees and owners of entities with which the Company has business relationships, and (iv) persons providing services to the Company. The Plan was amended and restated to:

1)	increase by 6 million the number of shares available for issuance;

2)	eliminate the evergreen provision that provided for annual automatic shares increases; and

3)	update Plan language to clarify award descriptions and to address certain regulatory compliance requirements.

The Plan is incorporated by reference as Exhibit 10.2. The full description of the Plan can be found in Proposal Three beginning on page 12 of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 23, 2005. Because this Quarterly Report on Form 10-Q is being filed within four business days from May 4, 2005, the amendment and restatement of the Plan is being disclosed hereunder rather than under Item 1.01 of Form 8-K.

Although not required to be reported on Form 8-K, the shareholders of the Company elected the entire slate of proposed directors, including a new director Joseph W. McClanathan on May 4, 2005 at the Annual Shareholder Meeting. Mr. McClanathan will hold office until the next annual meeting of shareholders or until his successor is elected and qualified.

ITEM 6.	EXHIBITS

Exhibit 10.1	– Employment Termination Letter between the Company and Robert A. Jeffries, Jr., dated May 4, 2005.

Exhibit 10.2	– Leggett & Platt, Incorporated Flexible Stock Plan, amended and restated, effective as of May 4, 2005, filed March 23, 2005 as Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated herein by reference. (SEC File No. 1-7845).

Exhibit 10.3	– Summary Sheet of Executive Cash Compensation.

Exhibit 12	– Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	– Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.

Exhibit 31.2	– Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.

Exhibit 32.1	– Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.

Exhibit 32.2	– Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE:	May 5, 2005	By:	/s/ FELIX E. WRIGHT
Felix E. Wright
Chairman of the Board and
Chief Executive Officer

DATE:	May 5, 2005	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page

10.1	Employment Termination Letter between the Company and Robert A. Jeffries, Jr., dated May 4, 2005.	24

10.2	Leggett & Platt Incorporated Flexible Stock Plan, amended and restated, effective as of May 4, 2005, filed March 23, 2005 as Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated herein by reference. (SEC File No. 1-7845).

10.3	Summary Sheet of Executive Cash Compensation.	25

12	Computation of Ratio of Earnings to Fixed Charges.	26

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.	27

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.	28

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.	29

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.	30