Form 10-Q
period 2005-06-30
LEGGETT & PLATT INC
filed 2005-08-04
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Common stock outstanding as of August 1, 2005: 188,587,515

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$71.4	$491.3
Accounts and notes receivable	843.5	808.7
Allowance for doubtful accounts	(17.6)	(18.0)
Inventories, net	803.0	705.7
Other current assets	82.9	77.1

Total current assets	1,783.2	2,064.8

NET PROPERTY, PLANT & EQUIPMENT	953.9	960.7

OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $116.0 in 2005 and $116.7 in 2004	1,029.8	1,028.9
Other intangibles, less accumulated amortization of $35.6 in 2005 and $32.5 in 2004	90.7	68.4
Sundry	76.5	74.4

Total other assets	1,197.0	1,171.7

TOTAL ASSETS	$3,934.1	$4,197.2

CURRENT LIABILITIES
Current maturities of long-term debt	$95.3	$401.3
Accounts payable	263.9	224.4
Accrued expenses	249.5	239.5
Other current liabilities	98.8	94.4

Total current liabilities	707.5	959.6
LONG-TERM DEBT	765.0	779.4
OTHER LIABILITIES AND DEFERRED INCOME TAXES	143.5	145.1
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	457.3	452.5
Retained earnings	2,054.1	1,961.5
Accumulated other comprehensive income	58.8	82.3
Treasury stock	(254.1)	(185.2)

Total shareholders’ equity	2,318.1	2,313.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,934.1	$4,197.2

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts in millions, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net sales	$2,611.1	$2,465.3	$1,309.8	$1,278.1

Cost of goods sold	2,132.5	2,006.8	1,063.6	1,034.7

Gross profit	478.6	458.5	246.2	243.4

Selling and administrative expenses	230.9	227.8	118.3	115.8
Other expense, net	2.7	.6	.2	.8

Earnings before interest and income taxes	245.0	230.1	127.7	126.8

Interest expense	22.0	23.8	10.4	11.8
Interest income	2.9	3.1	.9	1.4

Earnings before income taxes	225.9	209.4	118.2	116.4

Income taxes	73.9	69.8	39.0	39.6

NET EARNINGS	$152.0	$139.6	$79.2	$76.8

Earnings Per Share
Basic	$.78	$.71	$.41	$.39
Diluted	$.78	$.71	$.41	$.39
Cash Dividends Declared
Per Share	$.31	$.28	$.16	$.14
Average Shares Outstanding
Basic	194.5	196.1	193.8	196.0
Diluted	195.8	197.0	195.0	197.0

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2005	2004
OPERATING ACTIVITIES
Net Earnings	$152.0	$139.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	78.2	84.1
Amortization	4.4	5.6
Deferred tax income	(6.3)	(.8)
Other	(11.1)	(12.9)
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable, net	(37.9)	(88.8)
(Increase) in inventories, net	(96.5)	(63.1)
(Increase) decrease in other current assets	(1.3)	1.0
Increase in accounts payable	38.5	45.8
Increase in accrued expenses and other current liabilities	35.3	50.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	155.3	160.8

INVESTING ACTIVITIES
Additions to property, plant and equipment	(75.7)	(72.9)
Purchases of companies, net of cash acquired	(50.3)	(32.6)
Proceeds from sales of assets	8.3	17.1
Other	5.1	(2.8)

NET CASH USED FOR INVESTING ACTIVITIES	(112.6)	(91.2)

FINANCING ACTIVITIES
Additions to debt	66.1	13.8
Payments on debt	(380.7)	(33.2)
Dividends paid	(57.6)	(54.1)
Issuances of common stock	6.1	13.0
Purchases of common stock	(96.5)	(44.7)

NET CASH USED FOR FINANCING ACTIVITIES	(462.6)	(105.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(419.9)	(35.6)
CASH AND CASH EQUIVALENTS - January 1,	491.3	443.9

CASH AND CASH EQUIVALENTS - June 30,	$71.4	$408.3

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

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position 109-2, which provides guidance regarding certain accounting and reporting issues associated with the American Jobs Creation Act (AJCA) of 2004. The Company has completed its evaluation of the repatriation provision of the AJCA and does not expect to remit any amounts under the repatriation provision.

3.	INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	June 30, 2005	December 31, 2004
At First-In, First-Out (FIFO) cost
Finished goods	$419.0	$365.0
Work in process	93.3	96.7
Raw materials and supplies	358.3	331.6

	870.6	793.3
LIFO reserve	(67.6)	(87.6)

	$803.0	$705.7

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	June 30, 2005	December 31, 2004
Property, plant and equipment, at cost	$2,204.5	$2,161.3
Less accumulated depreciation	(1,250.6)	(1,200.6)

	$953.9	$960.7

5.	COMPREHENSIVE INCOME

Total comprehensive income is the combination of net earnings and other comprehensive income which is composed of net currency translation gains and losses, minimum pension liability adjustments and the impacts of hedges. Total comprehensive income for the quarters ended June 30, 2005 and 2004 was $58.9 and $63.8, respectively. For the six months ended June 30, 2005 and 2004, total comprehensive income was $128.5 and $137.3, respectively. Accumulated other comprehensive income at both June 30, 2005, and December 31, 2004, was composed primarily of currency translation gains and losses.

6.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	194.5	196.1	193.8	196.0

Net earnings	$152.0	$139.6	$79.2	$76.8

Earnings per share - basic	$.78	$.71	$.41	$.39

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	194.5	196.1	193.8	196.0
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.3	.9	1.2	1.0

	195.8	197.0	195.0	197.0

Net earnings	$152.0	$139.6	$79.2	$76.8

Earnings per share - diluted	$.78	$.71	$.41	$.39

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	CONTINGENCIES

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

Reportable segments are based upon the Company’s management organizational structure which is also the basis on which results are internally reported and analyzed. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage and material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling and secondary machining and coating. Industrial Materials derives its revenues from drawn steel wire, steel rod, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from machinery, manufacturing equipment, automotive seating suspensions, control cable systems and lumbar supports for automotive applications.

A summary of segment results for the six months and the quarters ended June 30, 2005 and 2004 are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2005
Residential Furnishings	$1,268.8	$11.5	$1,280.3	$103.9
Commercial Fixturing & Components	546.1	5.9	552.0	27.7
Aluminum Products	283.1	7.8	290.9	23.4
Industrial Materials	262.4	171.6	434.0	54.0
Specialized Products	250.7	29.9	280.6	22.8
Intersegment eliminations	—	—	—	(6.8)
Change in LIFO reserve	—	—	—	20.0

	$2,611.1	$226.7	$2,837.8	$245.0

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2004
Residential Furnishings	$1,208.2	$6.3	$1,214.5	$140.5
Commercial Fixturing & Components	507.4	2.9	510.3	24.3
Aluminum Products	269.9	8.2	278.1	28.5
Industrial Materials	235.9	140.3	376.2	54.4
Specialized Products	243.9	30.5	274.4	27.8
Intersegment eliminations	—	—	—	(4.4)
Change in LIFO reserve	—	—	—	(41.0)

	$2,465.3	$188.2	$2,653.5	$230.1

Quarter ended June 30, 2005
Residential Furnishings	$628.3	$5.7	$634.0	$48.2
Commercial Fixturing & Components	281.4	2.7	284.1	15.7
Aluminum Products	145.8	3.9	149.7	11.5
Industrial Materials	126.2	82.0	208.2	22.0
Specialized Products	128.1	13.9	142.0	12.3
Intersegment eliminations	—	—	—	(2.0)
Change in LIFO reserve	—	—	—	20.0

	$1,309.8	$108.2	$1,418.0	$127.7

Quarter ended June 30, 2004
Residential Furnishings	$611.9	$4.2	$616.1	$71.1
Commercial Fixturing & Components	266.4	1.4	267.8	18.2
Aluminum Products	137.9	4.1	142.0	14.1
Industrial Materials	131.2	73.9	205.1	34.9
Specialized Products	130.7	15.5	146.2	16.3
Intersegment eliminations	—	—	—	(4.3)
Change in LIFO reserve	—	—	—	(23.5)

	$1,278.1	$99.1	$1,377.2	$126.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	SEGMENT INFORMATION (continued)

Asset information for the Company’s segments is compiled and reported internally on an average basis. Average assets at June 30, 2005 and December 31, 2004 are shown in the following table:

	June 30, 2005	December 31, 2004
Assets
Residential Furnishings	$1,471.2	$1,395.7
Commercial Fixturing & Components	962.0	964.9
Aluminum Products	385.4	375.8
Industrial Materials	347.9	303.3
Specialized Products	516.2	480.0
Unallocated assets	171.6	626.8
Adjustment to period-end vs. average assets	79.8	50.7

	$3,934.1	$4,197.2

9.	STOCK OPTIONS

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net Earnings, as reported	$152.0	$139.6	$79.2	$76.8
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	3.9	4.7	2.8	2.3
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(4.2)	(5.4)	(3.0)	(2.6)

Net earnings	$151.7	$138.9	$79.0	$76.5

Earnings per share – as reported
Basic	$.78	$.71	$.41	$.39

Diluted	$.78	$.71	$.41	$.39

Pro forma earnings per share
Basic	$.78	$.71	$.41	$.39

Diluted	$.77	$.71	$.41	$.39

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at June 30, 2005 and 2004 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2005 employer contributions are not significantly different than the $2.0 previously reported at year-end 2004.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Components of Net Pension Expense Service cost	$2.4	$2.4	$1.2	$1.2
Interest cost	5.2	4.6	2.6	2.3
Expected return on plan assets	(7.0)	(6.8)	(3.5)	(3.4)
Amortization of net transition asset	.2	.2	.1	.1
Recognized net actuarial loss	.4	.2	.2	.1

Net pension expense	$1.2	$.6	$.6	$.3

11.	RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the current year presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Residential Furnishings, our largest segment, has generated between 45%-47% of the Company’s total sales during the past two years. The operations in this segment supply a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, and other finished products.

Commercial Fixturing & Components has contributed approximately 20%-21% of total sales in the past two years. Operations in this segment produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

Aluminum Products has represented about 10% of total sales in each of the past two years. We are North America’s leading independent producer of non-automotive aluminum die castings. Our operations serve a diverse group of customers that manufacture products including motorcycles, diesel and small engines, outdoor lighting fixtures, gas barbeque grills, appliances, power tools, and consumer electronics, among others.

Industrial Materials has generated approximately 12%-15% of our total sales in the past two years. These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products.

Specialized Products has contributed about 10% of total sales in each of the past two years. From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We also design and produce machinery, both for our own use and for others, including bedding manufacturers.

Customers

We serve a broad range of customers, with no single customer representing more than 5% of our sales. Many are firms whose names are widely recognized; they include most manufacturers of furniture, bedding, and automobiles, most major retailers, and a variety of other manufacturers.

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

We face increasing competition from foreign competitors. Some of our customers source a portion of their finished product from Asia, and we have established operations in the region in order to serve those customers. At the end of the second quarter of 2005, Leggett operated nine facilities in China. Although we can generally produce components at a lower cost in the U.S., as our customers move the production of their finished products overseas, we must be located nearby to supply them efficiently.

Many of our competitors, both domestic and foreign, compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering superior product quality, innovation, and customer service.

Major Factors That Impact Our Business

Same location sales growth is expected to be a primary driver of future earnings. Sales volume is heavily influenced by market demand for our products. This demand is impacted by many broad economic factors, including consumer sentiment, employment levels, housing turnover, and interest rates. These factors influence consumer spending on durable goods, and therefore are key determinants of the demand for most of our products. We are also impacted by trends in business capital spending as approximately one-quarter of our sales relates to this segment of the economy.

Our ability to respond to raw material cost changes can also significantly impact earnings. Steel is our most significant raw material, representing approximately 17% of our cost of goods sold. As 2004 progressed, the price of certain types of steel nearly doubled, but we were able to recover most of our higher costs through selling price adjustments. The unprecedented price increases in the steel market led to a higher scrap-to-rod market price spread which has continued to boost the results generated by our steel rod mill.

Given the past year’s turbulence in the global steel market, our steel rod mill has proven to be a timely investment for Leggett. Building on this success, we are on track to complete an expansion late this year that should increase future mill output by approximately 20%. We currently produce about 450,000 tons of rod annually and the expansion will increase that output to approximately 540,000 tons. This expansion does not signify a change in our rod strategy. We will continue to purchase a substantial amount of our rod needs on the open market, enabling us to maintain leverage with suppliers.

Inflation in other significant raw materials including chemicals, fibers, and resins (all of which are generally impacted by changes in oil prices), and lumber and aluminum can also impact operations. However, in the case of aluminum, our earnings exposure is partially mitigated by pricing arrangements we have with our customers.

Expanded international operations have increased our exposure to foreign currencies. As such, significant changes in the exchange rates of the U.S. dollar to foreign currencies could meaningfully impact operating results.

In 2003, the availability of steel was a potential issue impacting our business. As 2004 progressed, worldwide demand for steel moderated slightly and worldwide supply increased as new mills (particularly in China) were brought on line. At this point in 2005, availability of steel is not a significant issue in the market, nor do we expect it to be going forward. However, should the market tighten, we believe we are better positioned than our competitors to secure supply due to our internal production of key raw materials, financial strength, and purchasing leverage.

While improvements have been made in the Company’s Fixture & Display operations, there is more work to be done to reach our targeted margins for this business. The combined impact of new program start-up costs and integration inefficiencies associated with the RHC Spacemaster acquisition have slowed our progress. About $300 million of goodwill is associated with these operations, and performance must continue to improve in order to assure that there will be no future goodwill impairment.

Results of Operations

Discussion of Consolidated Results

Record quarterly sales of $1.31 billion were $32 million, or 2.5% higher than in the second quarter of 2004. Same location sales increased 1.9% versus the same quarter last year, and acquisitions contributed $7 million (net of divestitures) toward the quarter’s sales growth. For the quarter, inflation more than offset a slight decline in unit volume.

Demand was mixed across our markets. We saw continued volume growth in upholstered furniture components and aluminum die cast components, but these gains were offset by declines in other areas. Domestic bedding components volume was down versus last year, but improved sequentially with year-over-year declines in the second quarter slightly less than those experienced in the first quarter. In addition, our businesses that supply niche automotive components were impacted by lower OEM (original equipment manufacturers) production during the quarter.

Second quarter diluted earnings per share were $.41, an increase of $.02, or 5.1%, from the $.39 attained in the second quarter of 2004. Second quarter margins improved sequentially, consistent with our normal seasonal pattern. Compared to the same period last year, gross profit margin and EBIT (earnings before interest and income taxes) margin declined slightly, but a lower effective tax rate led to a modest improvement in net margin.

LIFO/FIFO and the Effect of Changing Prices

Raw material cost trends have varied this year depending on the commodity. Chemical and resin costs increased for the first six months and we recovered only a portion of this inflation through selling price adjustments. As steel costs increased in 2004, our selling price increases lagged our cost increases and, as a result, for a period late in 2004 and into 2005 we did not recover the full increase in those costs. Although steel costs, including rod, have been relatively stable, the price environment remains challenging, as evidenced by a late second quarter decline in the cost of scrap and rolled steel. While it is difficult to predict with certainty the direction and extent to which steel prices will move, we expect steel costs will remain near or below current price levels through year-end.

At the segment level, all of Leggett’s operations employ the first-in, first-out (FIFO) method for determining the cost of inventories. Last year, when both commodity costs and selling prices were rising, segment EBIT margins benefited from the FIFO method, which matched lower-cost beginning inventories with increased selling prices. We refer to this effect as a “FIFO benefit”. This year, the FIFO accounting method, combined with reductions in steel costs and selling prices, has resulted in the reverse effect and contributed to lower segment margins compared to last year.

On a consolidated basis, Leggett uses the last-in, first-out (LIFO) method for determining the cost of approximately half of the Company’s inventories. The adjustment to convert the appropriate operations to the LIFO inventory method is made at the corporate level, and does not affect individual segment results. Commodity price decreases (e.g. steel) have resulted in estimated LIFO income for the full year of approximately $40 million. This compares to a LIFO expense of $77 million for fiscal 2004. For comparison, over the five prior years (1999-2003), the largest annual LIFO income or expense was just over $4 million.

The Company’s policy is to allocate its estimated full year LIFO income or expense proportionately to each quarter. Accordingly, earnings for the second quarter of 2005 reflect LIFO income of $20 million; in contrast, there was a LIFO expense of $24 million in the second quarter of 2004. The Company currently anticipates LIFO income of $10 million for both the third and fourth quarters; however, the actual amount could vary significantly, depending on future commodity prices and final inventory levels.

See “Note 3” of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Taxes

Interest expense was down slightly in the second quarter compared to the second quarter of 2004 and, based on current borrowing levels, is expected to be down for the year by approximately $2 million. The lower interest expense is expected to be partially offset by a decline in interest income.

The second quarter consolidated worldwide effective tax rate of 33.0% is higher than 2004’s annual rate, primarily due to a change in the mix of earnings among subsidiaries and taxing jurisdictions. However, the effective rate for the remainder of 2005 may be different depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, and the effect of tax law changes.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 8 of the Notes to Consolidated Condensed Financial Statements.

Second Quarter Discussion

Residential Furnishings

Total sales increased $17.9 million, or 2.9%, with acquisitions (net of divestitures) contributing $3 million of the increase. Same location sales increased 2.4%. Inflation alone enhanced revenue by over 3%, but that incremental revenue generated only modest income. Unit sales decreased about 2%, as increased unit sales of mechanisms (for upholstered furniture) were more than offset by declines in other areas, including U.S. innerspring unit sales.

EBIT was $48.2 million, a decrease of $22.9 million, or 32.2% from year-ago levels. The EBIT decrease was attributable to the absence of last year’s FIFO benefit, changes in product mix, reduced unit sales, higher chemical costs (which impact foam and coated fabric operations), and reduced overhead absorption due to lower production levels.

Commercial Fixturing & Components

Total sales increased $16.3 million, or 6.1%, with acquisitions contributing $3 million of the increase. Same location sales increased 4.8%, with unit volumes contributing 2% of the growth. EBIT declined by $2.5 million, or 13.7%, from $18.2 million last year to $15.7 million this year, with gains from higher sales and cost savings more than offset by unfavorable changes in product mix, higher resin costs (which impact the plastics operations), and the impact of currency.

For the full year, the Company expects approximately a 100 basis point improvement in the Commercial segment EBIT margin. This improvement is smaller than previously anticipated, reflecting year-to-date results, changing product mix, and higher than anticipated commodity, plant closure, and new program start up costs.

Aluminum Products

Total sales increased $7.7 million, or 5.4%, solely from increased same location sales. Inflation added about 2% to sales, and unit volumes were up over 3%. Volume increased in several end markets, including barbeque grills, large appliances, and motorcycles. These gains were partially offset by declines in other markets including lighting and electric motors.

EBIT decreased 18.4%, or $2.6 million, with increases from higher sales more than offset by higher start up costs related to new programs, production inefficiencies at some plants, and higher utilities and other costs. The company continues to target a 10% annual EBIT margin for this segment.

Industrial Materials

Total sales increased $3.1 million, or 1.5%. Unit volume declined about 8%, but was more than offset by inflation. Decline in volume is attributable to: a) two customers relocating a portion of their manufacturing to foreign locations where there are no Leggett facilities, b) reduced demand from auto manufacturers, and c) non-recurrence of last year’s billet sales to trade customers.

The $12.9 million, or 37.0%, EBIT decrease resulted primarily from lower sales unit volume, the absence of last year’s FIFO benefit, higher transportation costs, and reduced overhead absorption due to lower production levels.

Specialized Products

Total sales decreased $4.2 million, or 2.9% as same location sales decreased 3%. EBIT declined $4.0 million, or 24.5%. The sales and EBIT impacts from production shut-downs by the North American OEM’s, reduced European volume, limited price reductions and currency rates were partially offset by new program contract wins in both North America and Europe.

Six-Month Discussion

Residential Furnishings

Total sales increased $65.8 million, or 5.4%, with acquisitions (net of divestitures) contributing $7 million of the increase. Same location sales increased 4.9%, due to inflation growth partially offset by slight volume declines. Increased unit sales of mechanisms for upholstered furniture were more than offset by unit sales declines in U.S. innerspring and other products.

EBIT was $103.9 million, a decrease of $36.6 million, or 26.0% from year-ago levels. The EBIT decrease was attributable to reduced unit sales, the absence of last year’s FIFO benefit, higher chemical costs (which impact foam and coated fabric operations), changes in product mix, and reduced overhead absorption due to lower production levels.

Commercial Fixturing & Components

Total sales increased $41.7 million, or 8.2%, largely due to inflation. Acquisitions contributed approximately $7 million of the increase. Same location sales increased 6.7%, as unit volumes were up slightly. EBIT increased by $3.4 million, or 14.0%, from $24.3 million last year to $27.7 million this year, with benefits from sales gains and recent plant consolidations partially offset by unfavorable changes in product mix, inefficiencies at certain of our store fixture operations, higher resin costs (which impact the plastics operations), and the impact of currency.

Aluminum Products

Total sales increased $12.8 million, or 4.6%, solely from increased same location sales. Unit volumes were up slightly over last year as volume increased in several end markets, including barbeque grills, large appliances, and motorcycles. These gains were partially offset by declines in other markets including lighting and electric motors.

EBIT decreased 17.9%, or $5.1 million, with benefits from higher sales more than offset by higher energy and raw material costs, production inefficiencies at some plants, and start up costs related to new programs.

Industrial Materials

Total sales increased $57.8 million, or 15.4%. Unit volume declines were more than offset by inflation growth. Decline in volume is attributable to: a) two customers relocating a portion of their manufacturing to foreign locations where there are no Leggett facilities, b) reduced demand from auto and bedding manufacturers, and c) non-recurrence of last year’s billet sales to trade customers.

EBIT was level with last year’s results, as decreases from lower unit volume and the absence of last year’s FIFO benefit were offset by a favorable steel scrap-to-rod price spread (which benefited the rod mill) and inflation-related sales increases.

Specialized Products

Total sales increased $6.2 million, or 2.3%. Same location sales were down slightly, but were more than offset by acquisitions (net of divestitures), which increased sales about $8 million.

EBIT declined $5.0 million, or 18.0%, as increased EBIT from acquisition sales was more than offset by lower same location unit volume and the impact of currency rate changes.

Capital Resources and Liquidity

Cash Flow and Capitalization

Our priorities for the use of cash, in order of importance, are:

•	Fund internal growth and acquisitions

•	Extend our track record of annual dividend increases

•	Use remaining cash (if any) to repurchase stock

Over the last three fiscal years we used approximately $400 million in cash annually to fund these priorities. In round figures, approximately 35% was used for capital expenditures, 25% for funding annual dividends, 20% for acquisitions, and 20% for stock repurchases.

Our primary source of cash is internal operations. Over the last three years cash from operations was more than adequate to fund the items mentioned above. When proceeds from asset sales are included, we generated sufficient cash over that period to reduce net debt by more than $100 million.

Over the next few years, we plan to gradually increase net debt (as a percent of total capitalization) back toward our long-term target of 30-40%, while maintaining our longstanding “single A” debt rating. We see benefit to modestly increasing debt, and little risk given our competitive position and consistently strong cash flow.

Additional detail on a) the uses of cash, b) operating cash flow, and c) debt position and total capitalization as of and for the six months ended June 30, 2005 is provided below.

Uses of Cash Flow

Capital expenditures in the first six months of 2005 totaled $75.7 million, up from $72.9 million in the first six months of 2004. These investments were made primarily to modernize, maintain, and expand manufacturing capacity. In 2005, we expect capital spending to approximate $170 million, compared to $157 million in 2004, with the increase primarily related to a few major expansion projects.

Acquisition related spending totaled $50.3 million in the first half of 2005, up from $32.6 million in the first half of last year. During the second quarter we completed three acquisitions that should add about $48 million to annual sales. The largest of the acquired businesses produces rubber and felt carpet underlay and should add about $41 million in annual sales to the Residential Furnishings Segment. We also purchased a South African manufacturer of innersprings that should add about $6 million in annual revenues to Residential Furnishings. The third is a Chinese manufacturer of seating components for the automotive industry and should contribute approximately $1 million to the Specialized Products segment.

During the second quarter, we also divested two small, non-core operations that previously generated annual revenue of about $5 million.

Cash dividends paid during the first two quarters of 2005 and 2004 were $57.6 million and $54.1 million, respectively. Over the past three years, dividends have increased at a 6.5% compounded annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. Calculated in the same manner as our target, dividend payout was 47.4% in 2004, 51.3% in 2003, and

43.7% in 2002. As earnings grow, we expect to move back toward the 30-35% payout target.

Repurchases of common stock (net of issuances) totaled $90.4 million during the first six months of 2005. We previously noted that we expect to use excess cash flow to repurchase stock. Consistent with that strategy, we were strong buyers of our stock during the second quarter, purchasing 1.8 million shares, bringing our total for the year to 3.6 million shares. These purchases were partially offset by issuance of shares through employee plans. As a result, common stock outstanding declined by 1.4 million shares during the quarter, and was 3.1 million shares, or 1.6% below the level of one year ago.

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

Operating Cash Flow

Cash flow from operations is our primary source of funds, and totaled $155.3 million during the first six months of 2005. Despite higher net earnings, this was $5.5 million less than that generated in the first half of 2004. A larger increase in working capital and lower depreciation and amortization expense were primarily responsible for the reduction.

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

Total Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at June 30, 2005 and December 31, 2004.

(Dollar amounts in millions)	June 30, 2005		December 31, 2004
Long-term debt outstanding:
Scheduled maturities	$701		$779
Average interest rates*	5.1%		4.1%
Average maturities in years*	7.9		5.6
Revolving credit/commercial paper	64		—

Total long-term debt	765		779
Deferred income taxes and other liabilities	144		145
Shareholders’ equity	2,318		2,313

Total capitalization	$3,227		$3,237

Unused committed credit:
Long-term	$278		$342
Short-term	—		—

Total unused committed credit	$278		$342

Ratio of earnings to fixed charges**	8.5	x	8.0	x

*	Including current maturities and excluding commercial paper.

**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and including current maturities, at June 30, 2005 and December 31, 2004. We believe that adjusting this measure for cash and current maturities allows more meaningful comparison to recent historical periods, during which cash has ranged from $12 million to $491 million.

(Amounts in millions)	June 30, 2005	December 31, 2004
Debt to total capitalization:
Long-term debt	$765	$779
Current debt maturities	95	401
Cash and cash equivalents	(71)	(491)

Net debt, after adjustments	$789	$689

Total Capitalization	$3,227	$3,237
Current debt maturities	95	401
Cash and cash equivalents	(71)	(491)

Total capitalization, after adjustments	$3,251	$3,147

Debt to total capitalization
Before adjustments	23.7%	24.1%
After adjustments	24.3%	21.9%

During the first quarter of 2005, the Company paid off $350 million of notes that matured on February 15, 2005. Although the stated rate on this debt was 7.65%, due to the amortization of the gain on an associated interest rate swap, the net reported rate was only 1.8%. As a result, while the average stated rate on outstanding long-term debt decreased with the maturity of these notes, the reported weighted average interest rate on long-term debt increased. The repayment of these notes caused the average years to maturity to increase, as well.

During the second quarter of 2005, the Company retired $25 million of 7.0% notes which matured on June 1, 2005. In addition, $75 million of notes maturing within one year were reclassified to current maturities of long-term debt.

The net impact on the Company’s capital structure from its financing activities over the last several years has been modest, but noteworthy. Since January 1, 2003, the Company’s payments on debt have totaled $655.0 million while proceeds from debt have totaled $610.8 million, a net decrease of $44.2 million. During this time, debt to total capitalization, as adjusted, decreased from 25.4% to 24.3%. Excluding the impact of interest rate swap agreements, the average interest rate on maturing debt was approximately 7.2% versus 4.6% on issued debt.

The Company has a $300 million commercial paper program under which $64.4 million was issued and outstanding as of June 30, 2005. This program is backed by $342 million in revolving credit. The Company has classified this commercial paper as long-term debt, which reflects its intent and expectation to maintain or increase the balance outstanding until such time it is replaced with long-term notes.

Most of our debt has a fixed repayment date. Our medium-term notes and public debt currently carry a Moody’s rating of A2 and a Standard & Poor’s rating of A”+”. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1. We have maintained a single A rating on our debt for over a decade.

On August 3, 2005, the Company’s Board of Directors approved an increase in the commercial paper program to $400 million. As a result, we are in the process of increasing our revolving credit facility to $400 million, as well. The new revolving credit facility is expected to carry terms no less favorable than those available under the existing facility.

To further facilitate the issuance of debt capital and other securities, $500 million is available under a shelf registration which became effective April 19, 2005. We believe we have sufficient capital available to support our ongoing operations and fund growth opportunities.

Contractual Obligations

Material changes to the Company’s contractual obligations and commitments occurring since December 31, 2004 are as follows:

•	Long-term debt, including current maturities, declined from a total of $1,143 (excluding $3 million of market value adjustments related to interest rate swap agreements) at December 31, 2004 to a total of $827 at June 30, 2005. This was primarily due to the payment of $350 million in notes that matured on February 15, 2005 and $25 million in notes that matured on June 1, 2005, partially offset by the issuance of $64.4 in commercial paper during the second quarter.

Derivative Financial Instruments

The Company’s risk management strategies include the use of derivative instruments to manage the fixed/variable interest rate mix of its debt portfolio, to hedge its exposure to fluctuating natural gas prices, and to manage its exposure to variability in interest and foreign exchange rates. It is the Company’s policy not to speculate in derivative instruments.

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed-rate debt was greater than its carrying value by $10.1 million at June 30, 2005, and by $6.6 million at December 31, 2004. The fair value of fixed-rate debt was calculated based on the estimated interest rate the Company would pay if issuing debt with similar remaining maturities as of the valuation date. This rate was determined as the U.S. Treasury Bond rate for similar maturities as of June 30, 2005 and December 31, 2004, plus an estimated “spread” over such Treasury rates representing our company-specific interest cost premium. The increase in fair value of fixed-rate debt is primarily attributable to changes in Treasury bond rates. The fair value of variable-rate debt is not significantly different from its recorded amount.

To hedge the effective interest rate on forecasted additional long-term borrowings, the Company has entered into a series of 10-year treasury lock agreements totaling $70 million. As noted above, the Company’s borrowing rate is determined as a spread over the applicable treasury rate. These agreements fix the treasury rate component of the Company’s interest cost at no more than 4.03% for $70 million of forecasted borrowings through the agreements’ expiration date of December 22, 2005. As of June 30, 2005, there was no material gain or loss, realized or unrealized, on these contracts.

Exchange Rates

The Company does not hedge all net foreign currency exposures related to transactions denominated in other than their associated functional currencies. The Company occasionally hedges firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge any such transactions is made on a case-by-case basis.

The amount of forward contracts outstanding at June 30, 2005 was approximately $23.0 million ($18.6 million Pay USD/Receive MXN; $2.9 million Pay USD/Receive EUR; $0.5 million Pay EUR/Receive USD; and $1.0 million Pay GBP/Receive USD). These contracts hedge certain expected Mexican Peso needs of our U.S. based subsidiaries for fiscal 2005 and 2006, known Euro-denominated purchases by our U.S. subsidiaries, and known U.S. Dollar denominated purchases by our Euro and British Pound-based subsidiaries.

The Company views its investment in foreign subsidiaries as a long-term commitment, and, except for the cross-currency swap agreement disclosed below, has not hedged translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $808.7 million at June 30, 2005, compared to $757.6 million at December 31, 2004. The increase in net investment was due primarily to increased capital contributions to certain subsidiaries in Canada, Western Europe, Mexico and Asia during the quarter.

Cross-Currency Swap Agreement

In December 2003, the Company entered into a 38.3 million Swiss Francs (CHF) five-year cross-currency swap agreement which is designated as a net investment hedge. The purpose of this swap is to hedge CHF denominated assets, thereby reducing exposure to volatility in the exchange rate. In addition, the terms of this agreement include that the Company will receive interest on $30 million USD at a fixed rate of 6.35% and pay interest on 38.3 million CHF at a fixed rate of 4.71%.

During the second quarter of 2005, the Company paid interest of $0.4 million on the CHF portion and received interest of $0.5 million on the USD portion of the agreement. At June 30, 2005, the unrealized loss recorded in other comprehensive income on the cross-currency swap was approximately $.6 million, net of tax.

Commodity Price

Other than for planned purchases of natural gas, the Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The Company has currently hedged approximately 35% of its anticipated natural gas consumption for the 5-month period ending November 2005, 15% of its anticipated consumption for the 9-month period beginning December 2005, and 10% of its anticipated consumption for the 22-month period beginning September 2006.

Approximately $13.0 million of natural gas contracts were outstanding as of June 30, 2005. At June 30, 2005, there was no material gain or loss, realized or unrealized, on these contracts.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position 109-2, which provides guidance regarding certain accounting and reporting issues associated with the American Jobs Creation Act (AJCA) of 2004. The Company has completed its evaluation of the repatriation provision of the AJCA and does not expect to remit any amounts under the repatriation provision.

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

This MD&A contains a disclosure on page 18 regarding the security ratings of the company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending June 30, 2005 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2005, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms.

In the second quarter of 2005, the Company began the rollout of a redesigned procurement process incorporating PeopleSoft/Oracle purchasing and payables software and trade import facilitation software from NextLinx. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and on-going process of monitoring and evaluation. The Company initially believed that 35 to 50 percent of the Company’s operations in the United States and Canada would be converted in 2005. Based upon our experience converting the initial branches, the Company now believes that 10 to 15 percent of its United States and Canada operations will be converted in 2005.

There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(c)	ISSUER REPURCHASES OF EQUITY SECURITIES

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
April 2005	411,293	$27.21	398,505	8,001,079
May 2005	940,032	$27.30	927,575	7,073,504
June 2005	431,422	$26.51	430,215	6,643,289

Total	1,782,747	$27.09	1,756,295

(1)	The shares purchased include 26,452 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.

(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 4, 2005. In connection with this meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of 11 directors, (2) the ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2005, and (3) the amendment and restatement of the Company’s Flexible Stock Plan. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for directors listed in the proxy statement were elected to hold office until the next annual meeting of shareholders or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Raymond F. Bentele	164,682,517	2,455,392
Ralph W. Clark	164,728,027	2,409,882
Harry M. Cornell, Jr.	157,622,709	9,515,200
Robert Ted Enloe, III	164,206,811	2,931,098
Richard T. Fisher	163,973,938	3,163,971
Karl G. Glassman	163,855,660	3,282,249
David S. Haffner	163,819,153	3,318,756
Joseph W. McClanathan	165,548,586	1,589,323
Judy C. Odom	164,709,428	2,428,481
Maurice E. Purnell, Jr.	164,816,535	2,321,374
Felix E. Wright	163,789,900	3,348,009

2.	The ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
161,569,240	4,382,621	1,186,048

3.	The amendment to the Company’s amended and restated Flexible Stock Plan was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER “NON-VOTES”
116,158,758	26,921,707	1,352,581	22,704,863

ITEM 5(a)	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the applicable triggering events, the below disclosures are being made under this Item 5(a) of Form 10-Q instead of under Item 1.01 “Entry into a Material Definitive Agreement” under Form 8-K.

Summary of Excess Retirement Benefit Arrangements

The Company has an arrangement with certain of its highly-compensated employees to compensate them for reductions in retirement benefits resulting from their inability to fully participate in the Company’s tax-qualified defined benefit retirement plan (the “Retirement Plan”). On August 3, 2005, the Compensation Committee resolved to cease offering these replacement benefits generally to all applicable employees from that date forward, and limited the arrangements to ten employees, including the following executive officers: Jack Crusa, Matthew Flanigan, Karl Glassman, David Haffner, Ernest Jett and Felix Wright. A description of the arrangements is attached as Exhibit 10.1, which is incorporated by reference and made a part hereof.

Increase in Director Compensation

On August 3, 2005, the Board approved an increase in non-employee director compensation. Non-employee directors now receive annual grants of restricted stock with a $25,000 market value instead of restricted stock with a market value of $14,000. The stock is granted under the Flexible Stock Plan, amended and restated, effective as of May 4, 2005 (filed March 23, 2005 as Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders). The restricted stock vests after one year and carries voting and dividend rights from the grant date. A summary sheet for director compensation is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Although not required to be reported on Form 8-K, on August 3, 2005 the Company promoted Matthew C. Flanigan to Senior Vice President – Chief Financial Officer. Mr. Flanigan has served the Company as Vice President – Chief Financial Officer since 2003.

ITEM 6.	EXHIBITS

Exhibit 10.1 – Description of Excess Retirement Benefit Arrangements with Certain Executive Officers.

Exhibit 10.2 – Summary Sheet for Director Compensation

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

Exhibit 32.1 – Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 4, 2005	By:	/s/ FELIX E. WRIGHT
Felix E. Wright
Chairman of the Board and
Chief Executive Officer

DATE: August 4, 2005	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT

INDEX

Exhibit

10.1	Description of Excess Retirement Benefit Arrangements with Certain Executive Officers.

10.2	Summary Sheet for Director Compensation

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2005.