Form 10-Q
period 2005-09-30
LEGGETT & PLATT INC
filed 2005-11-03
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No  ☒

Common stock outstanding as of November 3, 2005: 183,967,467

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$251.8	$491.3
Accounts and notes receivable	898.6	808.7
Allowance for doubtful accounts	(19.1)	(18.0)
Inventories, net	759.1	705.7
Other current assets	86.2	77.1

Total current assets	1,976.6	2,064.8
NET PROPERTY, PLANT & EQUIPMENT	949.6	960.7
OTHER ASSETS
Excess cost of purchased companies over net assets acquired, less accumulated amortization of $116.7 in 2005 and $116.7 in 2004	1,047.1	1,028.9
Other intangibles, less accumulated amortization of $34.7 in 2005 and $32.5 in 2004	82.3	68.4
Sundry	80.8	74.4

Total other assets	1,210.2	1,171.7

TOTAL ASSETS	$4,136.4	$4,197.2

CURRENT LIABILITIES
Current maturities of long-term debt	$96.8	$401.3
Accounts payable	278.4	224.4
Accrued expenses	279.2	239.5
Other current liabilities	112.5	94.4

Total current liabilities	766.9	959.6
LONG-TERM DEBT	898.0	779.4
OTHER LIABILITIES AND DEFERRED INCOME TAXES	147.8	145.1
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	461.1	452.5
Retained earnings	2,077.5	1,961.5
Accumulated other comprehensive income	78.2	82.3
Treasury stock	(295.1)	(185.2)

Total shareholders’ equity	2,323.7	2,313.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,136.4	$4,197.2

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2005	2004	2005	2004
Net sales	$3,959.7	$3,803.3	$1,348.6	$1,338.0
Cost of goods sold	3,266.0	3,102.3	1,133.5	1,095.5

Gross profit	693.7	701.0	215.1	242.5
Selling and administrative expenses	346.7	339.1	115.8	111.3
Other expense, net	14.4	1.3	11.7	.7

Earnings before interest and income taxes	332.6	360.6	87.6	130.5
Interest expense	33.9	34.3	11.9	10.5
Interest income	4.8	4.2	1.9	1.1

Earnings before income taxes	303.5	330.5	77.6	121.1
Income taxes	97.5	110.7	23.6	40.9

NET EARNINGS	$206.0	$219.8	$54.0	$80.2

Earnings Per Share
Basic	$1.06	$1.12	$.28	$.41
Diluted	$1.06	$1.12	$.28	$.41
Cash Dividends Declared
Per Share	$.47	$.43	$.16	$.15
Average Shares Outstanding
Basic	194.0	195.8	193.0	195.4
Diluted	195.1	197.0	193.8	196.8

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004
OPERATING ACTIVITIES
Net Earnings	$206.0	$219.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	120.2	125.2
Amortization	6.7	8.2
Deferred tax (income) expense	(14.2)	6.4
Other	8.1	(16.1)
Other changes, excluding effects from purchases of companies
(Increase) in accounts receivable, net	(86.3)	(146.9)
(Increase) in inventories, net	(50.9)	(83.8)
(Increase) decrease in other current assets	5.2	(6.7)
Increase in accounts payable	37.5	69.5
Increase in accrued expenses and other current liabilities	68.8	60.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	301.1	236.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(115.5)	(104.8)
Purchases of companies, net of cash acquired	(57.1)	(39.8)
Proceeds from sales of assets	10.1	20.0
Other	(2.6)	(7.8)

NET CASH USED FOR INVESTING ACTIVITIES	(165.1)	(132.4)
FINANCING ACTIVITIES
Additions to debt	221.8	24.2
Payments on debt	(386.2)	(124.9)
Dividends paid	(88.0)	(81.1)
Issuances of common stock	8.9	20.3
Purchases of common stock	(132.0)	(79.4)

NET CASH USED FOR FINANCING ACTIVITIES	(375.5)	(240.9)

DECREASE IN CASH AND CASH EQUIVALENTS	(239.5)	(136.9)
CASH AND CASH EQUIVALENTS - January 1,	491.3	443.9

CASH AND CASH EQUIVALENTS - September 30,	$251.8	$307.0

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

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	September 30, 2005	December 31, 2004
At First-In, First-Out (FIFO) cost
Finished goods	$379.1	$365.0
Work in process	100.8	96.7
Raw materials and supplies	340.8	331.6

	820.7	793.3
LIFO reserve	(61.6)	(87.6)

	$759.1	$705.7

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	September 30, 2005	December 31, 2004
Property, plant and equipment, at cost	$2,241.2	$2,161.3
Less accumulated depreciation	(1,291.6)	(1,200.6)

	$949.6	$960.7

4.	COMPREHENSIVE INCOME

Total comprehensive income is the combination of net earnings and other comprehensive income which is composed of net currency translation gains and losses, minimum pension liability adjustments and the impacts of hedges. Total comprehensive income for the quarters ended September 30, 2005 and 2004 was $73.4 and $86.6, respectively. For the nine months ended September 30, 2005 and 2004, total comprehensive income was $201.9 and $223.9, respectively. Accumulated other comprehensive income at both September 30, 2005, and December 31, 2004, was composed primarily of currency translation gains and losses.

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	194.0	195.8	193.0	195.4

Net earnings	$206.0	$219.8	$54.0	$80.2

Earnings per share – basic	$1.06	$1.12	$.28	$.41

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	194.0	195.8	193.0	195.4
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.1	1.2	.8	1.4

	195.1	197.0	193.8	196.8

Net earnings	$206.0	$219.8	$54.0	$80.2

Earnings per share - diluted	$1.06	$1.12	$.28	$.41

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	CONTINGENCIES

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

A summary of segment results for the nine months and the quarters ended September 30, 2005 and 2004 are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended Sept. 30, 2005
Residential Furnishings	$1,923.1	$17.7	$1,940.8	$136.5
Commercial Fixturing & Components	877.0	8.5	885.5	46.7
Aluminum Products	394.8	11.9	406.7	24.9
Industrial Materials	400.2	246.9	647.1	77.9
Specialized Products	364.6	45.9	410.5	27.2
Intersegment eliminations	—	—	—	(6.6)
Change in LIFO reserve	—	—	—	26.0

	$3,959.7	$330.9	$4,290.6	$332.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended Sept. 30, 2004

Residential Furnishings	$1,849.7	$10.4	$1,860.1	$208.6
Commercial Fixturing & Components	813.4	4.6	818.0	47.0
Aluminum Products	384.7	12.3	397.0	36.2
Industrial Materials	386.9	220.0	606.9	91.1
Specialized Products	368.6	41.3	409.9	36.5
Intersegment eliminations	—	—	—	(2.3)
Change in LIFO reserve	—	—	—	(56.5)

	$3,803.3	$288.6	$4,091.9	$360.6

Quarter ended Sept. 30, 2005

Residential Furnishings	$654.3	$6.2	$660.5	$32.6
Commercial Fixturing & Components	330.9	2.6	333.5	19.0
Aluminum Products	111.7	4.1	115.8	1.5
Industrial Materials	137.8	75.3	213.1	23.9
Specialized Products	113.9	16.0	129.9	4.4
Intersegment eliminations	—	—	—	.2
Change in LIFO reserve	—	—	—	6.0

	$1,348.6	$104.2	$1,452.8	$87.6

Quarter ended Sept. 30, 2004

Residential Furnishings	$641.5	$4.1	$645.6	$68.1
Commercial Fixturing & Components	306.0	1.7	307.7	22.7
Aluminum Products	114.8	4.1	118.9	7.7
Industrial Materials	151.0	79.7	230.7	36.7
Specialized Products	124.7	10.8	135.5	8.7
Intersegment eliminations	—	—	—	2.1
Change in LIFO reserve	—	—	—	(15.5)

	$1,338.0	$100.4	$1,438.4	$130.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	SEGMENT INFORMATION (continued)

Asset information for the Company’s segments is compiled and reported internally on an average basis. Average assets at September 30, 2005 and December 31, 2004 are shown in the following table:

	September 30, 2005	December 31, 2004
Assets

Residential Furnishings	$1,490.4	$1,395.7
Commercial Fixturing & Components	974.0	964.9
Aluminum Products	384.3	375.8
Industrial Materials	344.0	303.3
Specialized Products	513.4	480.0
Unallocated assets	361.2	626.8
Adjustment to period-end vs. average assets	69.1	50.7

	$4,136.4	$4,197.2

8.	STOCK OPTIONS

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plans generally vest over four years. Therefore, the year-to-date cost related to stock-based employee compensation included in the determination of net income for 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net Earnings, as reported	$206.0	$219.8	$54.0	$80.2
Add: Stock-based compensation cost, net of taxes, included in net earnings as reported	6.5	7.0	2.7	2.3
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(6.9)	(8.0)	(2.6)	(2.6)

Net earnings	$205.6	$218.8	$54.1	$79.9

Earnings per share - as reported
Basic	$1.06	$1.12	$.28	$.41

Diluted	$1.06	$1.12	$.28	$.41

Pro forma earnings per share
Basic	$1.06	$1.12	$.28	$.41

Diluted	$1.05	$1.11	$.28	$.41

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

9.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at September 30, 2005 and 2004 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2005 employer contributions are not significantly different than the $2.0 previously reported at year-end 2004.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Components of Net Pension Expense
Service cost	$3.7	$3.4	$1.3	$1.0
Interest cost	7.7	6.9	2.5	2.3
Expected return on plan assets	(10.5)	(10.1)	(3.5)	(3.3)
Amortization of net transition asset	.2	.2	—	—
Recognized net actuarial loss	.6	.4	.2	.2

Net pension expense	$1.7	$.8	$.5	$.2

10.	SPECIAL CHARGES

The Company has historically implemented a number of cost reduction initiatives to improve its operating cost structures. These cost initiatives have included workforce reductions and the closure or consolidation of certain operations, among other actions. Except for the “September 2005 Plan” described below, none of these other initiatives have resulted in a material charge to earnings for any of the periods presented and all are essentially complete.

September 2005 Restructuring Plan

On September 19, 2005, the Company issued a press release announcing, among other things, its intention to close, consolidate, or divest an estimated 20 to 30 production or warehouse facilities. On September 20, 2005, the Company held a conference call to discuss the press release and on September 21, 2005, filed a Current Report on Form 8-K under Item 2.05 making disclosures with respect to the Company’s restructuring plan (the “September 2005 Plan”). On October 21, 2005, the Company filed a Form 8-K/A to update the Item 2.05 disclosures regarding this restructuring plan.

The Company’s current estimate of the total amount of charges it expects to incur in connection with the September 2005 Plan is approximately $50 to $70. This estimate does not incorporate any offsets from potential gains on the sale of equipment, buildings or real estate. The extent of any such potential gains will not be known until such time as the Company has made a final determination of which assets will be sold, and has prepared or obtained estimates of the related fair market values.

The following table contains, by each major type of cost associated with the September 2005 Plan, information regarding the total amount of costs expected to be incurred, the amount incurred in the current period and the cumulative amount incurred to date:

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

10.	SPECIAL CHARGES (continued)

	Total Amount Expected to be Incurred	Total Amount Incurred in 3rd Quarter 2005	Total Amount Incurred Year-to-Date
Type of charge:
Employee termination costs	$15-23	$—	$—
Contract termination costs	4-6	—	—
Other associated costs	8-13	—	—

Total exit and disposal costs	27-42	—	—

Asset impairment charges (1)	17-21	9.2	9.2
Inventory obsolescence (2)	6-7	5.2	5.2

Total costs	$50-70	$14.4	$14.4

(1)	Asset impairment charges relate primarily to the write down of property, plant and equipment at the impacted facilities. Of the $9.2 in third-quarter charges, approximately $6.5 relates to production equipment and the remainder to facilities and other assets. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the September 2005 Plan are reported in Other Expense, net.

(2)	Inventory obsolescence charges for the September 2005 Plan are reported in Cost of Goods Sold.

These ranges of amounts are good faith estimates, and the amounts of actual charges may vary due to a variety of factors. Other than the inventory obsolescence and asset impairment charges, the costs associated with the September 2005 Plan primarily represent cash charges. The Company currently anticipates that the timing of future charges will occur as follows: approximately $15 to $20 in fourth quarter 2005 and the remaining $20 to $35 by the end of 2006, at which time the September 2005 Plan activities are expected to be essentially complete.

Although the Company’s analysis is still in progress, we currently expect to consolidate, close or divest approximately 35 facilities. In total, the operations expected to be impacted generate annual revenue of approximately $400. The Company expects that most of this volume will shift to surviving facilities, but a reduction of approximately $100 is likely to occur as the Company divests some small, non-core operations and walks away from unprofitable business.

The following table contains information, by segment, regarding the total amount of costs expected to be incurred in connection with the September 2005 Plan, the amount incurred in the current period and the cumulative amount incurred to date:

		Total Amount Incurred in 3rd Quarter 2005
	Total Amount Expected to be Incurred	Asset Impairment Charges	Inventory Obsolescence Charges	Total Amount Incurred Year-to-Date
Residential Furnishings	$23-33	$4.8	$1.1	$5.9
Commercial Fixturing & Components	13-18	1.2	1.9	3.1
Aluminum Products	1-2	—	—	—
Industrial Materials	6-7	2.9	0.5	3.4
Specialized Products	7-10	0.3	1.7	2.0

Total	$50-70	$9.2	$5.2	$14.4

11.	RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the current year presentation.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Residential Furnishings, our largest segment, has generated between 45% to 47% of the Company’s total sales during the past two years. The operations in this segment supply a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, and other finished products.

Commercial Fixturing & Components has contributed approximately 20% to 21% of total sales in the past two years. Operations in this segment produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

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

Industrial Materials has generated approximately 12% to 15% of our total sales in the past two years. These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products.

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

Some of our customers source a portion of their finished product from Asia, and we have established operations in the region in order to serve those customers. At the end of the third quarter of 2005, Leggett operated nine facilities in China. Although we can generally produce components at a lower cost in the U.S., when customers place the production of their finished products overseas we must be located nearby to supply them efficiently.

We are facing increasing pressure from foreign competitors, mostly in the form of price. Similarly, many of our domestic competitors also compete primarily on the basis of price. We are responding to this pressure through improved sourcing, cost initiatives (such as the restructuring plan discussed below), continuous process improvement, and focusing on total customer solutions. Our success has stemmed from the ability to remain price competitive, while delivering superior product quality, innovation, and customer service.

Major Factors That Impact Our Business

The impact of these and other factors are discussed below under the sections entitled “Results of Operations”, “Third Quarter Discussion” and “Nine-Month Discussion”.

General

Sales volume is heavily influenced by market demand for our products. This demand is impacted by many broad economic factors, including consumer sentiment, employment levels, housing turnover, inflation, energy costs, and interest rates. These factors influence consumer spending on durable goods, and therefore are key determinants of the demand for most of our products. We are also impacted by the level of business capital spending as approximately one-quarter of our sales relates to this segment of the economy.

Our ability to respond to raw material cost changes can also significantly impact earnings. Steel is our most significant raw material, representing approximately 17% of our cost of goods sold. Since early 2004, the price of certain types of steel has nearly doubled. The unprecedented price increases in the steel market have led to a higher scrap-to-rod market price spread which has continued to enhance the results generated by our steel rod mill.

Given recent turbulence in the global steel market, our steel rod mill has proven to be a timely investment for Leggett. Building on this success, in the fourth quarter we expect to complete an expansion that should increase future mill output by approximately 20%. We currently produce about 450,000 tons of rod annually and the expansion will increase that output to approximately 540,000 tons. This expansion does not signify a change in our rod strategy. We will continue to purchase a substantial amount of our rod needs on the open market, enabling us to maintain leverage with suppliers.

Other significant raw materials include chemicals, fibers, and resins (all of which are generally impacted by changes in oil prices), and lumber and aluminum. The cost and availability of these materials are key factors that can impact operating results. However, in the case of aluminum, our earnings exposure is partially mitigated by pricing arrangements we have with our customers. Recent raw material cost inflation has created a significantly more challenging cost environment and we expect this to continue to be the case in fiscal 2006.

Expansion of our international operations has increased our exposure to foreign currencies. As such, significant changes in the exchange rates of the U.S. dollar to foreign currencies can meaningfully impact operating results.

Although improvements have been made in the Company’s Fixture & Display operations, there is more work to be done to reach our targeted margins for this business. While the combined impact of new program start-up costs and integration inefficiencies associated with the RHC Spacemaster acquisition have slowed our progress, the recently announced restructuring plan should benefit this effort. About $300 million of goodwill is associated with these operations, and performance must improve in order to assure that there will be no future goodwill impairment.

Plant Closures and Consolidations

On September 19, 2005, Leggett announced plans to close, consolidate, or divest certain underutilized or underperforming operations. The Company has maintained spare capacity for several years with the expectation that market demand would eventually increase; however, that incremental demand has not materialized.

Since this announcement, management has been engaged in an intensive company-wide analysis to finalize these plans. In addition to identifying which operations will be consolidated or sold, management is working to determine which locations will absorb displaced volume, and is addressing issues related to the relocation of equipment, inventory, customer service, etc.

Though this analysis is not yet complete, Leggett currently expects to consolidate or close approximately 35 operations. Of these facilities, approximately half are expected to be in Residential Furnishings, one-quarter in Commercial Fixturing & Components, one in Aluminum Products, and the remainder in Industrial Materials and Specialized Products. The operations being evaluated have total revenue of approximately $400 million. Most of this volume will shift to surviving facilities, but management expects that volume is likely to be reduced by approximately $100 million as the company divests small, non-core operations and walks away from unprofitable business.

Initial analysis suggests that the total costs associated with this restructuring activity will approximate $50-70 million, including costs for plant closures, equipment relocation, severance, asset impairment, inventory obsolescence, and similar expenses. The Company believes that approximately 40% of the costs will be for non-cash items. These cost estimates do not incorporate any benefits from the sale of buildings, real estate, or equipment. The Company anticipates the timing of expenses to be as follows: $15 million in 3Q 2005, $15-20 million in 4Q 2005, and the remaining $20-35 million in 2006.

The ongoing annual pre-tax earnings benefit from this restructuring is expected to be approximately $30-$35 million primarily due to the combination of reduced fixed costs from closed facilities and improved overhead absorption from increased volume at remaining facilities.

Acquisitions and Divestitures

On October 12, 2005, the Company announced five acquisitions. Collectively, these acquisitions should add about $85 million to annual company revenues. Two of these five acquisitions were completed during the third quarter. There were no divestitures during the quarter.

The largest of the five acquisitions, completed early in the fourth quarter, should add roughly $65 million in sales to the Residential Furnishings segment. This acquisition significantly expands Leggett’s presence in the converting and distribution of geotextiles. Geotextiles are synthetic fabrics (typically polypropylene, polyethylene or polyester) used in a variety of applications including ground stabilization, drainage protection, erosion control and weed control. Products are sold primarily into the construction, landscaping, and agricultural industries. The highly-fragmented market for geotextiles is believed to approximate $900 million annually, and contains mostly small, regional suppliers. This acquisition enhances the Company’s national presence, purchasing leverage, economies of scale, and distribution and marketing infrastructure in the geotextile business.

On October 28, 2005, the Company acquired America’s Body Company (ABC), a designer, manufacturer, and supplier of equipment for vans and light-to-medium duty commercial trucks. ABC’s main product categories include van interiors, van bodies, flatbed truck bodies, utility work bodies, dump truck bodies, and snow and ice control equipment. With annual revenue of approximately $150 million, this acquisition is the third-largest in Leggett’s history. ABC has approximately 580 employees and ten operating facilities; proprietary products represent about 40% of current sales. With this acquisition, Leggett will become the second-largest supplier in the $1.5 billion U.S. market for light and medium duty commercial truck equipment. Because the industry is highly fragmented, and contains many small, regional manufacturers, only a few competitors can provide as wide a range of products and service locations.

Results of Operations

Discussion of Consolidated Results

Record quarterly sales of $1.35 billion were $11 million, or .8% higher than in the third quarter of 2004. Acquisitions contributed almost $12 million in sales. Same location sales (sales for locations owned and operated in all of the current and prior year periods) and unit volumes were essentially unchanged from the prior year.

Unit volumes in some consumer-related markets generally continue at levels below those seen last year. We believe higher gasoline prices and utility costs have reduced the amount of cash available to purchase discretionary items and that consumers simply are not buying at the rates seen in recent years.

Third quarter diluted earnings per share were $.28, a decrease of $.13, or 31.7%, from the $.41 attained in the third quarter of 2004. Third quarter earnings include 8 cents per share of non-recurring and/or unusual costs (5 cents associated with restructuring-related expenses and 3 cents for workers compensation costs in excess of historical experience). Additional factors contributing to the reduced earnings include significantly higher costs for certain raw materials and energy, currency impacts, and a change in product mix.

Cost Trends

Raw material cost trends have varied this year depending on the commodity with steel scrap prices being particularly volatile. Steel scrap is the feedstock for our rod mill which supplies about half of the rod used by our wire drawing operations. Steel scrap costs decreased more than $100 per ton from the beginning of the year through June and increased nearly $100 thereafter, reaching a September price of approximately $230 per ton. Although we were able to adjust the selling prices of some products in response, overall the generally high cost of scrap continues to pressure product margins.

Commodity and energy costs have been on the rise for much of the year and we have been able to recover only a portion of this inflation through selling price adjustments. In the third quarter, sharply higher oil and natural gas prices, together with hurricane-related supply disruptions, resulted in significant increases in utility, transportation, and chemical, fiber, and resin input costs. In instances where the Company’s suppliers invoked force majeure, Leggett did likewise, and implemented price increases on an accelerated basis. However, the majority of these higher costs were not recovered. Although they may abate to some extent, the Company expects most of these costs to remain elevated throughout the remainder of the year.

In the fourth quarter, the Company responded to the higher costs by increasing product prices in some lines of business. In addition, we have notified many of our other customers of the cost inflation we are experiencing and the possible need to pass along these increased costs.

LIFO/FIFO and the Effect of Changing Prices

At the segment level, all of Leggett’s operations employ the first-in, first-out (FIFO) method for determining the cost of inventories. Last year, when both commodity costs and selling prices were rising, segment EBIT margins benefited from the FIFO method, which matched lower-cost beginning inventories with increased selling prices. We refer to this effect as a “FIFO benefit”. This year, the FIFO accounting method, combined with reductions in steel costs and selling prices, has served to restrict segment margins.

On a consolidated basis, Leggett uses the last-in, first-out (LIFO) method for determining the cost of approximately half of the Company’s inventories. The adjustment to convert the appropriate operations to the LIFO inventory method is made at the corporate level, and does not affect individual segment results. Certain commodity price decreases (e.g. steel) have resulted in estimated LIFO income for the full year of approximately $35 million. This compares to a LIFO expense of $77 million for fiscal 2004. For comparison, over the five prior years (1999-2003), the largest annual LIFO income or expense was just over $4 million.

The Company’s policy is to allocate its estimated full year LIFO income or expense proportionately to each quarter. Accordingly, earnings for the third quarter of 2005 reflect LIFO income of $6 million; in contrast, there was a LIFO expense of $16 million in the third quarter of 2004. The Company currently anticipates LIFO income of $9 million for the fourth quarter; however, the actual amount could vary significantly, depending on future commodity prices and final inventory levels.

See “Note 2” of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Taxes

Due to higher interest rates, third quarter 2005 interest expense was up compared to the third quarter of 2004 and, based on current borrowing levels, is expected to be up for the year by approximately $1-2 million. Interest income is expected to be flat with last year’s results.

The reported third quarter consolidated worldwide effective tax rate of 30.4% is lower than 2004’s annual rate, primarily due to the beneficial effect of prior year tax provision adjustments and the impact of restructuring reserves on the Company’s profitability for the quarter. The effective rate for the remainder of 2005 may be different depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, the ongoing rationalization of certain operations, cash consolidation planning, and the effect of tax law changes.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 7 of the Notes to Consolidated Condensed Financial Statements.

Third Quarter Discussion

Residential Furnishings

Total sales increased $14.9 million, or 2.3%, with acquisitions (net of divestitures) contributing $9 million of the increase. Same location sales increased .9%. Demand trends were mixed, as unit volume in bedding was down but in upholstered furniture components we posted double-digit growth versus the third quarter last year.

EBIT was $32.6 million, a decrease of $35.5 million, or 52.1% from year-ago levels. The EBIT decrease was attributable to restructuring-related costs (of approximately $6 million), higher raw materials costs, higher workers compensation costs, absence of last year’s FIFO benefit, higher energy and transportation expenses, and reduced bedding unit sales. In the fourth quarter, we began implementing price increases to pass along the higher chemical and fiber costs, as well as fuel surcharges to help offset increased freight costs.

Since early October, the industry has experienced shortages of TDI, which is a chemical used to make polyurethane foam. Two main factors are causing these shortages: overall industry capacity was reduced early this summer by the closure of two TDI plants and recent hurricane damage to major chemical, refinery and natural gas facilities has disrupted the current production of TDI. Although we can’t predict exactly when this issue will abate, we expect industry allocations of TDI to conclude by year-end. So far, we’ve experienced very little reduction in order volumes from our customers as a result of their inability to procure foam. With that said, we expect that in the fourth quarter there will be some delayed or cancelled sales orders in our bedding and furniture businesses related to the TDI shortage.

Commercial Fixturing & Components

Total sales increased $25.8 million, or 8.4%, with acquisitions contributing $4 million of the increase. Same location sales increased 7.2%, primarily due to unit volume growth. We posted solid sales volume growth in both our fixtures and office components businesses.

EBIT declined by $3.7 million, or 16.3%, from $22.7 million last year to $19.0 million this year, with gains from higher sales and cost savings more than offset by the impact of restructuring-related costs (of approximately $3 million), currency rates, higher workers compensation expenses, higher resin costs (which impact the plastics operations), and other items.

For the full year, the Company expects the segment margin, excluding restructuring-related costs, to be roughly unchanged from 2004. This full-year margin is less than previously expected due primarily to higher workers compensation costs, start-up costs associated with new business, unfavorable product mix, and increased freight costs.

Aluminum Products

Total sales decreased $3.1 million, or 2.6%, due to lower same location sales (there were no acquisitions within the prior twelve months). Unit volume declined slightly during the quarter versus the same period last year. Overall market demand was mixed but generally soft, with gains in power tools offset by declines in transportation, telecom, appliances and electronics.

EBIT decreased $6.2 million, or 80.5%, due to production inefficiencies at some plants, lower sales, a work stoppage at one facility, higher energy costs, and plant shutdown and consolidation expenses.

Industrial Materials

Total sales decreased $17.6 million, or 7.6%, due to lower same location sales (there were no acquisitions within the prior twelve months). Wire sales were down primarily due to declines in unit volumes. Lower bedding demand was the largest factor contributing to the unit volume decline. Tubing sales also decreased in the quarter on lower automotive production and reduced market demand for steel processing in our tubing fabrication operations.

The $12.8 million, or 34.9%, EBIT decrease resulted primarily from restructuring-related costs (of $3.4 million), lower sales, higher utility and transportation costs, increased workers compensation costs, and absence of last year’s FIFO benefit.

Specialized Products

Total sales decreased $5.6 million, or 4.1%. Same location sales decreased 3.6%, as a decline in unit volume was partially offset by the effects of inflation and currency rates. Automotive volume decreased during the quarter in part due to industry shut-downs and lower production rates. The auto industry’s employee pricing promotions generated higher industry volume during the quarter, but these programs mainly reduced dealer inventories. Sales of machinery to bedding manufacturers were also down from last year, reflecting overall bedding market weakness this year.

EBIT declined $4.3 million, or 49.4%, due to restructuring-related costs (of approximately $2 million), lower unit sales in both the automotive and machinery businesses, increased R&D expense, higher workers compensation expense and currency impacts.

Nine-Month Discussion

Residential Furnishings

Total sales increased $80.7 million, or 4.3%, with acquisitions (net of divestitures) contributing $16 million of the increase. Same location sales increased 3.5%, due to inflation growth partially offset by slight volume declines. Increased unit sales of mechanisms for upholstered furniture were more than offset by unit sales declines in U.S. innerspring and other products.

EBIT was $136.5 million, a decrease of $72.1 million, or 34.6% from year-ago levels. The EBIT decrease was attributable to restructuring-related costs, higher raw materials cost, the absence of last year’s FIFO benefit, reduced bedding unit sales, higher workers compensation costs, changes in product mix, and reduced overhead absorption due to lower production levels.

Commercial Fixturing & Components

Total sales increased $67.5 million, or 8.3%, largely due to inflation. Acquisitions contributed approximately $11 million of the increase. Same location sales increased 6.9%, as unit volumes were up in both our fixtures and office components businesses.

EBIT decreased by $.3 million, or .6%, from $47.0 million last year to $46.7 million this year, with benefits from sales gains and recent plant consolidations offset by restructuring-related costs, currency rates, higher resin costs (which impact the plastics operations), higher workers compensation costs, unfavorable changes in product mix, and inefficiencies at certain of our store fixture operations.

Aluminum Products

Total sales increased $9.7 million, or 2.4%, solely from increased same location sales. Unit volumes were up slightly over last year as volume increased in several end markets, including barbeque grills, large appliances, and motorcycles. These gains were partially offset by declines in other markets including lighting and electric motors.

EBIT decreased 31.2%, or $11.3 million, with benefits from higher sales more than offset by production inefficiencies at some plants, a work stoppage at one facility, higher energy costs, start up costs related to new programs, and plant shutdown and consolidation expenses.

Industrial Materials

Total sales increased $40.2 million, or 6.6%, solely from same location sales. Unit volume declines were more than offset by inflation growth. Decline in volume is attributable to: a) two customers relocating a portion of their manufacturing to foreign locations where there are no Leggett facilities, b) reduced demand from auto and bedding manufacturers, and c) non-recurrence of last year’s billet sales to trade customers.

EBIT decreased 14.5%, or $13.2 million, due to decreases from lower unit volume, restructuring-related costs, the absence of last year’s FIFO benefit, higher utility and transportation costs and increased worker’s compensation costs, partially offset by inflation-related sales increases.

Specialized Products

Total sales increased $.6 million. Same location sales were down 1.7%, but were more than offset by acquisitions (net of divestitures), which increased sales about $7 million.

EBIT declined $9.3 million, or 25.5%, as increased EBIT from acquisition sales was more than offset by lower same location unit volume in both automotive and machinery, restructuring-related costs, increased R&D expense, higher workers compensation expense and the impact of currency rate changes.

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

Our primary source of cash is internal operations. Over the last three years cash from operations was more than adequate to fund the items mentioned above. When proceeds from asset sales are included, we generated sufficient cash over that period to reduce net debt (long-term debt and current maturities, net of cash and cash equivalents) by more than $100 million.

We plan to increase net debt (as a percent of total capitalization) back toward our long-term target of 30-40%, while maintaining our longstanding “single A” debt rating. We see benefit from modestly increasing debt, and little risk given our competitive position and consistently strong cash flow.

Additional detail on a) the uses of cash, b) operating cash flow, and c) debt position and total capitalization as of and for the nine months ended September 30, 2005 is provided below.

Uses of Cash Flow

Capital expenditures in the first nine months of 2005 totaled $115.5 million, up from $104.8 million in the first nine months of 2004. These investments were made primarily to modernize, maintain, and expand manufacturing capacity. In 2005, we expect capital spending to approximate $165 million, compared to $157 million in 2004, with the increase primarily related to a few major expansion projects.

Acquisition related spending totaled $57.1 million in the first nine months of 2005, up from $39.8 million in the first nine months of last year. During the third quarter we completed two acquisitions that should add about $10 million to annual sales.

The first of these companies, Westex International, located near Toronto, Canada, produces a full line of high quality down comforters for distribution to a wide variety of department stores and specialty shops in Canada. This new product offering is part of Leggett’s recently launched “top of the bed” category sold in conjunction with our Fashion Bed Products.

The second company, Everwood Products, is a producer of metal rocker bases and specialty components for the residential furniture industry. Located in northern Mississippi, this small stamping and fabrication facility is primarily focused on producing motion mechanisms for upholstered furniture. In addition, they also possess in-house design capability for both component products and automated machinery.

Cash dividends paid during the first nine months of 2005 and 2004 were $88.0 million and $81.1 million, respectively. Over the past three years, dividends have increased at a 6.5% compounded annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. Calculated in the same manner as our target, dividend payout was 47.4% in 2004, 51.3% in 2003, and 43.7% in 2002. As earnings grow, we expect to move back toward the 30-35% payout target.

Repurchases of common stock (net of issuances) totaled $123.1 million during the first nine months of 2005. We previously noted that we expect to use excess cash flow to repurchase stock. Consistent with that strategy, we were strong buyers of our stock, purchasing 2.3 million shares during the third quarter. These purchases were partially offset by issuance of shares through employee plans. As a result, common stock outstanding declined by 2.0 million shares during the third quarter, and was 4.5 million shares, or 2.4% below the level of one year ago. Year to date, as of November 2, 2005, we had purchased approximately 8.3 million shares, leaving about 6.7 million available to purchase under this year’s 15 million share Board authorization.

As mentioned earlier, we expect to increase net debt back to our long-standing target of 30-40% of total capitalization. As this occurs, additional cash will be available. This cash, together with cash from operations, will be utilized to finance growth and extend our record of annual dividend increases. Any remaining cash is expected to go toward repurchasing stock.

The amount available to repurchase shares will fluctuate each year with earnings, capital spending, and the pace of acquisitions. Although no specific repurchase schedule has been established, in addition to the current year 15 million share authorization, we have been authorized by the Board of Directors to repurchase up to 10 million shares each year beginning January 1, 2006.

Operating Cash Flow

Cash flow from operations is our primary source of funds, and totaled $301.1 million during the first nine months of 2005, $64.7 million more than that generated in the first nine months of 2004. A smaller increase in working capital, primarily from accounts receivable and inventories, partially offset by lower earnings and higher deferred tax income, were primarily responsible for the increase.

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

Total Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at September 30, 2005 and December 31, 2004.

(Dollar amounts in millions)	September 30, 2005		December 31, 2004
Long-term debt outstanding:
Scheduled maturities	$898		$779
Average interest rates*	5.1%		4.1%
Average maturities in years*	8.1		5.6
Revolving credit/commercial paper	—		—

Total long-term debt	898		779
Deferred income taxes and other Liabilities	148		145
Shareholders’ equity	2,324		2,313

Total capitalization	$3,370		$3,237

Unused committed credit:
Long-term	$400		$342
Short-term	—		—

Total unused committed credit	$400		$342

Ratio of earnings to fixed charges**	7.5	x	8.0	x

*	Including current maturities of long-term debt.

**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the calculation of long-term debt as a percent of total capitalization, net of cash and including current maturities, at September 30, 2005 and December 31, 2004. We believe that adjusting this measure for cash and current maturities allows more meaningful comparison to recent historical periods, during which cash has ranged from $12 million to $491 million.

(Amounts in millions)	September 30, 2005	December 31, 2004
Debt to total capitalization:
Long-term debt	$898	$779
Current debt maturities	97	401
Cash and cash equivalents	(252)	(491)

Net debt, after adjustments	$743	$689

Total Capitalization	$3,370	$3,237
Current debt maturities	97	401
Cash and cash equivalents	(252)	(491)

Total capitalization, after adjustments	$3,215	$3,147

Debt to total capitalization
Before adjustments	26.6%	24.1%
After adjustments	23.1%	21.9%

Debt Issuance

During the third quarter the Company issued $200 million of 10-year notes with a coupon rate of 5.0%. This was the company’s fourth debt offering since early 2003. These four issuances comprise $730 million of long term debt, with a weighted average remaining life of 9.6 years and a weighted average coupon of 4.7%.

In addition to issuing long-term debt, Leggett can issue up to $400 million in commercial paper through a program that is backed by $400 million in revolving credit. No commercial paper was outstanding under this agreement as of September 30, 2005. The Company currently expects that any commercial paper issued under the agreement will be classified as long-term debt, which reflects its intent and expectation to maintain or increase the balance outstanding until such time it is replaced with long-term notes.

Most of our debt has a fixed repayment date. Our medium-term notes and public debt currently carry a Moody’s rating of A2 and a Standard & Poor’s rating of A”+”. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1. We have maintained a single A rating on our debt for over a decade.

To further facilitate the issuance of debt capital and other securities, $300 million remains available under a shelf registration which became effective April 19, 2005. We believe we have more than sufficient availability to support all ongoing operations and take advantage of growth opportunities.

Contractual Obligations

Material changes to the Company’s contractual obligations and commitments occurring since December 31, 2004 are as follows:

•	Long-term debt, including current maturities, declined from a total of $1,143 (excluding $3 million of market value adjustments related to interest rate swap agreements) at December 31, 2004 to a total of $963 at September 30, 2005. This was primarily due to the payment of $350 million in notes that matured on February 15, 2005 and $25 million in notes that matured on June 1, 2005, partially offset by the issuance of $200 million in notes during the third quarter.

Derivative Financial Instruments

The Company’s risk management strategies include the use of derivative instruments to manage the fixed/variable interest rate mix of its debt portfolio, to hedge its exposure to fluctuating natural gas prices, and to manage its exposure to variability in interest and foreign exchange rates. It is the Company’s policy not to speculate in derivative instruments.

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed-rate debt was less than its carrying value by $14.4 million at September 30, 2005, and greater than its carrying value by $6.6 million at December 31, 2004. The fair value of fixed-rate debt was calculated based on the estimated interest rate the Company would pay if issuing debt with similar remaining maturities as of the valuation date. This rate was determined as the U.S. Treasury Bond rate for similar maturities as of September 30, 2005 and December 31, 2004, plus an estimated “spread” over such Treasury rates representing our company-specific interest cost premium. The increase in fair value of fixed-rate debt is primarily attributable to changes in Treasury bond rates. The fair value of variable-rate debt is not significantly different from its recorded amount.

Exchange Rates

The Company does not hedge all net foreign currency exposures related to transactions denominated in other than their associated functional currencies. The Company occasionally hedges firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge any such transactions is made on a case-by-case basis. At September 30, 2005, the unrealized gain recorded in other comprehensive income on currency hedges was approximately $.5 million, net of tax.

The amount of forward contracts outstanding at September 30, 2005 was approximately $21.8 million ($19.4 million Pay USD/Receive MXN; and $2.4 million Pay USD/Receive EUR). These contracts hedge certain expected Mexican Peso needs of our U.S. based subsidiaries for fiscal 2005 and 2006 and known Euro-denominated purchases by our U.S. subsidiaries.

The Company views its investment in foreign subsidiaries as a long-term commitment, and, except for the cross-currency swap agreement disclosed below, has not hedged translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $828.3 million at September 30, 2005, compared to $757.6 million at December 31, 2004. The increase in net investment was due primarily to increased capital contributions to certain subsidiaries in Canada, Western Europe, Mexico and Asia and changing currency rates.

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

During the third quarter of 2005, the Company paid interest of $0.4 million on the CHF portion and received interest of $0.5 million on the USD portion of the agreement. At September 30, 2005, the unrealized loss recorded in other comprehensive income on the cross-currency swap was approximately $.6 million, net of tax.

Commodity Price

Other than for planned purchases of natural gas, the Company does not generally use derivative commodity instruments to hedge its exposures to changes in commodity prices. The Company has currently hedged approximately 30% of its anticipated natural gas consumption for the 2-month period ending November 2005, 15% of its anticipated consumption for the 9-month period beginning December 2005, and 10% of its anticipated consumption for the 22-month period beginning September 2006.

Approximately $10.5 million of natural gas contracts were outstanding as of September 30, 2005. At September 30, 2005, the unrealized gain recorded in other comprehensive income on these contracts was approximately $5.5 million, net of tax.

Forward-Looking Statements and Related Matters

This report and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to, estimates of the amounts and timing of charges resulting from the plant closures and consolidations and related reductions in revenue, and the number and nature of facilities to be closed; projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and statements of the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect our future operations or performance, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•	The preliminary nature of the estimates related to the plant closures and consolidations and the possibility they may change as the Company’s analysis develops, additional information is obtained, and the Company’s efforts to dispose of assets proceeds

•	Our ability to improve operations and realize cost savings (including our tactical plan for the Fixture & Display business)

•	Factors that could impact costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs

•	Our ability to pass along raw material cost increases to our customers

•	Price and product competition from foreign (particularly Asian) and domestic competitors

•	A significant decline in the long-term outlook for any given reporting unit that could result in potential goodwill impairment

•	Future growth of acquired companies

•	Our ability to bring start up operations on line as budgeted in terms of expense and timing

•	Litigation risks

•	Risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products, or trends in business capital spending

•	Changes in competitive, economic, legal and market conditions and related factors, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation, and the like

Furthermore, we have made and expect to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses.

This MD&A contains a disclosure on page 21 regarding the security ratings of the company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending September 30, 2005 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2005, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2(c)	ISSUER REPURCHASES OF EQUITY SECURITIES

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
July 2005	157,396	$25.94	139,117	6,504,172
August 2005	543,732	$25.16	538,070	5,966,102
September 2005	1,618,248	$20.32	1,615,160	4,350,942

Total	2,319,376	$21.84	2,292,347

(1)	The shares purchased include 27,029 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.

(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004. On November 2, 2005, the Board increased the calendar year 2005 authorization by 5 million shares, bringing the total 2005 authorization to 15 million shares. This modification was first reported in the Company’s press release dated November 2, 2005. As of September 30, 2005, the maximum number of shares that may yet be repurchased in calendar 2005, including this increase, would be 9,350,942. For 2006 and years thereafter, the annual authorization will remain at 10 million shares, unless and until repealed or changed by the Board of Directors.

ITEM 5(a)	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the applicable triggering event, the below disclosure is being made under Item 5(a) of Form 10-Q instead of under Item 1.01 “Entry into a Material Definitive Agreement” under Form 8-K.

Employment and Severance Benefit Agreement

On November 1, 2005, the Company entered into an Employment Agreement and a Severance Benefit Agreement with Karl G. Glassman. Mr. Glassman currently serves the Company as Executive Vice President and President of the Residential Furnishings Segment. The Employment Agreement is attached hereto as Exhibit 10.1 and the Severance Benefit Agreement is attached as Exhibit 10.2, and both are incorporated herein by reference.

The Employment Agreement has a five-year term and provides that Mr. Glassman will receive a base salary of $572,915. The Compensation Committee is to appraise Mr. Glassman’s performance on or about April 1, 2006 and each successive year during the term and may increase the base salary but may not decrease it. During the term, Mr. Glassman is entitled to receive a cash bonus in accordance with the Company’s 2004 Key Officers Incentive Plan, as amended from time to time, with a target percentage of 50%. The 2004 Key Officers Incentive Plan was filed with the SEC on March 24, 2004 as Appendix D to the Company’s Definitive Proxy Statement used in connection with the Company’s Annual Meeting of Shareholders held on May 5, 2004. Under the Employment Agreement, Mr. Glassman is entitled to participate (if legally permissible) in any insurance, pension, profit sharing, stock bonus, stock option, stock purchase or other benefit plan adopted for the benefit of executive officers of the Company. The Employment Agreement is subject to termination provisions which can be exercised in certain circumstances by either the Company or Mr. Glassman.

The Severance Benefit Agreement provides that Mr. Glassman will receive 2.5 times his annual salary and target bonus and certain other benefits if he were terminated without “cause” or left for “good reason” following a Change of Control of the Company (as such terms are defined by the Severance Benefit Agreement). The termination benefits include the acceleration of stock options, certain severance payments and the continuation of certain employee benefit plans and fringe benefits after his termination. Also, if any benefit under the Severance Benefit Agreement equals or exceeds the limits imposed by Section 280G of the Internal Revenue Code by more than 10%, then the Company will make a “gross-up” payment to him for such taxes. The limit is three times Mr. Glassman’s “base amount.” The base amount is his average annual W-2 compensation over the 5 years preceding a Change in Control. The term of the Severance Benefit Agreement will continue for as long as Mr. Glassman is employed by the Company or its successor, unless terminated in accordance with the provisions of the agreement.

ITEM 6.	EXHIBITS

Exhibit 10.1	–	Employment Agreement between the Company and Karl G. Glassman, dated November 1, 2005.

Exhibit 10.2	–	Severance Benefit Agreement between the Company and Karl G. Glassman, dated November 1, 2005.

Exhibit 12	–	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	–	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.

Exhibit 31.2	–	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.

Exhibit 32.1	–	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.

Exhibit 32.2	–	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 3, 2005	By:	/s/ FELIX E. WRIGHT
Felix E. Wright Chairman of the Board and Chief Executive Officer

DATE: November 3, 2005	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Senior Vice President – Chief Financial Officer

EXHIBIT

INDEX

Exhibit

10.1	Employment Agreement between the Company and Karl G. Glassman, dated November 1, 2005.

10.2	Severance Benefit Agreement between the Company and Karl G. Glassman, dated November 1, 2005.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2005.