Form 10-Q
period 2006-03-31
LEGGETT & PLATT INC
filed 2006-05-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common stock outstanding as of April 21, 2006: 182,307,806

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$130.3	$64.9
Accounts and other receivables	888.2	868.4
Allowance for doubtful accounts	(20.7)	(20.8)
Inventories, net	771.6	767.1
Other current assets	93.3	83.7

Total current assets	1,862.7	1,763.3

NET PROPERTY, PLANT & EQUIPMENT	962.7	971.1

OTHER ASSETS
Goodwill	1,107.1	1,102.5
Other intangibles, less accumulated amortization of $35.4 in 2006 and $31.3 in 2005	134.5	133.5
Sundry	81.0	82.2

Total other assets	1,322.6	1,318.2

TOTAL ASSETS	$4,148.0	$4,052.6

CURRENT LIABILITIES
Current maturities of long-term debt	$98.7	$98.6
Accounts payable	283.1	254.2
Accrued expenses	305.7	279.3
Other current liabilities	116.3	105.9

Total current liabilities	803.8	738.0
LONG-TERM DEBT	920.9	921.6
OTHER LIABILITIES	88.5	84.6
DEFERRED INCOME TAXES	55.6	59.4

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	469.4	464.4
Retained earnings	2,125.6	2,093.1
Accumulated other comprehensive income	66.7	66.3
Treasury stock	(384.5)	(376.8)

Total shareholders’ equity	2,279.2	2,249.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,148.0	$4,052.6

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2006	2005
Net sales	$1,377.7	$1,301.3
Cost of goods sold	1,137.6	1,068.9

Gross profit	240.1	232.4

Selling and administrative expenses	123.8	112.6
Other expense, net	12.6	2.5

Earnings before interest and income taxes	103.7	117.3

Interest expense	12.9	11.6
Interest income	1.5	2.0

Earnings before income taxes	92.3	107.7
Income taxes	30.2	34.9

NET EARNINGS	$62.1	$72.8

Earnings Per Share
Basic	$.33	$.37
Diluted	$.33	$.37

Cash Dividends Declared Per Share	$.16	$.15

Average Shares Outstanding
Basic	187.4	195.2
Diluted	188.2	196.5

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2006	2005
OPERATING ACTIVITIES
Net Earnings	$62.1	$72.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	38.9	41.4
Amortization	4.3	2.0
Asset impairment	2.0	.5
(Gain) from sales of assets	(1.6)	(1.0)
Deferred income tax (benefit)	(.2)	(1.8)
Stock-based compensation	16.4	12.6
Other	.5	1.9
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable	(17.6)	(41.9)
(Increase) in inventories	(3.6)	(58.6)
(Increase) decrease in other current assets	(11.4)	10.3
Increase in accounts payable	26.9	38.6
Increase in accrued expenses and other current liabilities	31.0	13.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	147.7	90.7

INVESTING ACTIVITIES
Additions to property, plant and equipment	(33.9)	(32.2)
Purchases of companies, net of cash acquired	(5.6)	(6.4)
Proceeds from sales of assets	4.3	3.8
Other	(3.9)	.6

NET CASH USED FOR INVESTING ACTIVITIES	(39.1)	(34.2)

FINANCING ACTIVITIES
Additions to debt	6.5	16.5
Payments on debt	(2.4)	(351.8)
Dividends paid	(29.5)	(28.8)
Issuances of common stock	2.4	4.3
Purchases of common stock	(21.5)	(45.4)
Other	.8	—

NET CASH USED FOR FINANCING ACTIVITIES	(43.7)	(405.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	.5	.4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65.4	(348.3)
CASH AND CASH EQUIVALENTS - January 1,	64.9	491.3

CASH AND CASH EQUIVALENTS - March 31,	$130.3	$143.0

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

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2005.

2. NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on our financial reporting and disclosures.

3. INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	March 31, 2006	December 31, 2005
At First-In, First-Out (FIFO) cost
Finished goods	$400.6	$391.2
Work in process	104.3	97.7
Raw materials and supplies	330.4	341.9

	835.3	830.8
LIFO reserve	(63.7)	(63.7)

	$771.6	$767.1

The Company calculates its LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, the Company estimates the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or income) and allocates that change proportionally to the four quarters. The interim estimate of the annual LIFO reserve change can vary significantly quarter-to-quarter, and from the actual amount for the year, due to price changes experienced in subsequent periods and from actual inventory levels at year-end being different than estimated levels.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	March 31, 2006	December 31, 2005
Property, plant and equipment, at cost	$2,298.5	$2,280.7
Less accumulated depreciation	(1,335.8)	(1,309.6)

	$962.7	$971.1

5. COMPREHENSIVE INCOME

The following table recaps the composition of Accumulated Other Comprehensive Income and Comprehensive Income for the periods presented.

	Accumulated Other Comprehensive Income		Comprehensive Income/(Loss)
			Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2006	March 31, 2005
Foreign currency translation adjustments	$74.1	$71.3	$2.8	$(3.2)
Fair market value of natural gas hedges	1.1	3.5	(2.4)	—
Minimum pension liability adjustments	(8.5)	(8.5)	—	—

	$66.7	$66.3	$.4	$(3.2)

Net earnings			62.1	72.8

Comprehensive income			$62.5	$69.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2006	2005
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	187.4	195.2

Net earnings	$62.1	$72.8

Earnings per share – basic	$.33	$.37

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	187.4	195.2

Additional dilutive shares principally from the assumed exercise of outstanding stock options	.8	1.3

	188.2	196.5

Net earnings	$62.1	$72.8

Earnings per share - diluted	$.33	$.37

7. CONTINGENCIES

The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company’s financial position for any of the periods presented. While the results of any ultimate resolution cannot be predicted with certainty, management believes the possibility of a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

Countervailing and Anti-Dumping Duties

In April 2001, the Coalition for Fair Lumber Imports filed two petitions with the U.S. Department of Commerce (Commerce) and the International Trade Commission (ITC), claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). As a result, beginning in May 2002, Commerce began imposing countervailing duty (CVD) and anti-dumping (AD) tariffs on softwood lumber imported from Canada.

The CVD and AD tariff rates are determined by Commerce on an annual basis, with the actual final rate established at the end of each rate period via an annual review process. The annual CVD periods run from April 1 through March 31 and the annual AD periods run from May 1 through April 30. Any difference between the deposit rates and the final rates are to be settled at the time of finalization. Subsequent deposit rates are subject to adjustment by Commerce based on the findings of the most recent administrative review. The annual review process will be repeated in successive one-year periods for five years ending April 30, 2007. At that time, both the CVD and AD orders will be automatically reviewed in a “sunset” proceeding to determine whether the tariffs should be continued or revoked.

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

The final rate determinations of both the first and second administrative reviews have been appealed to the Court of International Trade by both sides. In addition, the Canadian government and other Canadian companies appealed the ITC’s 2002 injury determination in a separate appeal under the North American Free Trade Agreement.

The appeal and challenge processes are on-going and the parties, primarily the U.S. and Canadian governments, continue to discuss the possibility of a negotiated settlement. Until this dispute is ultimately resolved, the Company cannot be entirely certain what the ultimate costs to the Company will be, if any. The Company believes that whatever the ultimate resolution is, the CVD and AD rates for the periods covered by the first and second administrative reviews will be no higher than the final rates that have been set by Commerce in those reviews. As such, in 2005 the Company recorded $4.8 million as a receivable and a partial reversal of the previously recorded expense which represents the difference between the deposit rates and final rates for the 2002 through 2004 periods covered by the first and second administrative reviews.

On April 27, 2006, the U.S. and Canada jointly announced that

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. CONTINGENCIES (continued)

they had reached agreement on the “core terms” of a potential accord which would settle this dispute. Although the proposed terms include the return of most of the duty deposits which have been paid to date, it appears that the proposed settlement is likely to face opposition by certain key softwood exporters and Canadian governmental bodies. Consistent with our prior practice, the future recognition of any additional estimated duty refund receivable will depend on the official outcome of future administrative reviews and/or settlement negotiations. As of March 31, 2006, the Company has recorded a total of $21.6 in countervailing duty and anti-dumping duty charges. As noted above, to date we have reversed and recorded a receivable for $4.8 of this amount.

8. SEGMENT INFORMATION

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage and material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling and secondary machining and coating. Industrial Materials derives its revenues from drawn steel wire, steel rod, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from the automotive components industry, specialized machinery and equipment, and van interiors and truck bodies.

A summary of segment results for the quarters ended March 31, 2006 and 2005 are shown in the following tables. Segment figures for 2005 have been restated for an organizational change, effective January 1, 2006, that moved van upfitting operations from Commercial Fixturing & Components to Specialized Products and a small Office Components operation from Specialized Products to Commercial Fixturing & Components. As a result of this organizational change, External Sales and EBIT of $21.0 and ($1.0), respectively, moved from the Commercial Fixturing & Components segment to the Specialized Products segment for the quarter ended March 31, 2005. First quarter intersegment sales for Commercial Fixturing & Components increased $1.5, resulting in a net reduction in Total Sales of $19.5. Intersegment Sales for Specialized Products decreased $.6 resulting in a net increase of $20.4 in Total Sales.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2006

Residential Furnishings	$693.3	$6.3	$699.6	$57.5
Commercial Fixturing & Components	246.6	3.6	250.2	10.7
Aluminum Products	144.3	3.4	147.7	13.6
Industrial Materials	124.3	72.3	196.6	17.2
Specialized Products	169.2	12.4	181.6	5.8
Intersegment eliminations	—	—	—	(1.1)
Change in LIFO reserve	—	—	—	—

	$1,377.7	$98.0	$1,475.7	$103.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2005

Residential Furnishings	$640.5	$5.8	$646.3	$55.7
Commercial Fixturing & Components	243.7	4.7	248.4	13.0
Aluminum Products	137.3	3.9	141.2	11.9
Industrial Materials	136.2	89.6	225.8	32.0
Specialized Products	143.6	15.4	159.0	9.5
Intersegment eliminations	—	—	—	(4.8)
Change in LIFO reserve	—	—	—	—

	$1,301.3	$119.4	$1,420.7	$117.3

Average asset information for the Company’s segments at March 31, 2006 and December 31, 2005 is shown in the following table:

	March 31, 2006	December 31, 2005
Assets
Residential Furnishings	$1,562.8	$1,504.4
Commercial Fixturing & Components	850.5	885.4
Aluminum Products	412.1	387.2
Industrial Materials	297.7	338.2
Specialized Products	714.1	614.7
Unallocated assets	271.6	218.9
Adjustment to period-end vs. average assets	39.2	103.8

	$4,148.0	$4,052.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123R) which clarifies and expands the provisions of SFAS 123 “Accounting of Stock-Based Compensation.” The Company adopted SFAS 123R using the modified-prospective method and, as such, results for prior periods have not been restated. Because the Company had previously adopted, as of January 1, 2003, the fair value recognition provisions of SFAS 123 under the prospective transition method, the adoption of SFAS No. 123R did not have a significant effect on first quarter 2006 results, nor is it expected to have a significant effect on future periods. In addition, the impact to the cash flow statement is immaterial. No modifications have been made to options granted prior to the adoption of SFAS 123R, nor have we made any changes in the valuation methods and assumptions from those used under SFAS 123.

The cost of stock-based compensation that was recognized in income during the quarter ended March 31, 2006 was $6.2; the related recognized tax benefit was $2.4. The cost recognized includes the amortization of the fair value of stock options, the Company’s match in stock-based retirement plans and discounts provided to employees on common stock and stock units. In addition, during the quarter employees earned approximately $7.2 of otherwise payable cash compensation which, by participation in one or more of the Company’s stock-based plans, they have elected to receive in the form of stock-based compensation.

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional paid-in capital. The additional windfall tax benefit realized from first quarter exercises and conversions was $.7.

The Company utilizes various forms of share-based compensation within its stock-based programs which are summarized below. Awards are provided in the form of common stock, stock options, stock units and restricted stock. One stock unit is considered equivalent to one common share for accounting and earnings per share purposes. The Company has only granted restricted stock to non-employee directors and these grants have not been material.

Stock options and stock units are issued pursuant to the Company’s Flexible Stock Plan. At March 31, 2006, a total of 22,983,528 common shares were authorized for issuance under the Flexible Stock Plan. This amount represents 13,511,295 unexercised options, 2,386,673 outstanding stock units, and 7,085,560 shares that remain available for grant.

The Company issues shares from treasury for stock option exercises and stock unit conversions, as well as for employee purchases of common stock made through the Discount Stock Plan and Stock Bonus Plan. The Company typically repurchases shares to replace those issued for employee stock plans, however, there is no specific repurchase schedule or policy. The level of share repurchases primarily depends on the cash resources available after funding current growth opportunities and dividends and other factors.

Stock Option Grants

The Company typically grants stock options annually on a discretionary basis to a broad group of employees and outside directors. Options generally become exercisable over 42 months in one-third increments beginning 18 months after the date of grant, have a maximum term of ten years, and are issued with exercise prices equal to the market price of Leggett common stock on the grant date. The Company’s non-employee stock options are not significant. During the first quarter of 2006, discretionary grants totaled 1.4 million options with an aggregate grant date fair value under the Black-Scholes method of $7.8.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. STOCK-BASED COMPENSATION (continued)

Deferred Compensation Program

The Company offers a deferred compensation program under which key managers and outside directors may elect to receive stock options and/or stock units in lieu of cash compensation. Prior to the 2005 program year, options granted under the deferred compensation program were below market and had 15-year terms. Options granted for deferrals made after December 31, 2003, have a maximum term of ten years and all units issued under the program must be converted within ten years of deferral. In 2005, the Company began to grant “at market” stock options instead of discount options under the program. Stock options under this program are granted in December of the year immediately prior to the year the compensation is earned. Options granted under the program vest as the associated compensation is earned and are exercisable beginning 15 months after the date of grant.

Stock units under this program are issued bi-weekly (when the compensation otherwise would have been paid) at a 20% discount to the market price of the Company’s common stock and immediately vest. Stock units earn dividends in the form of additional units at the same rate as cash dividends paid on the Company’s common stock. Dividend units are also issued at a 20% discount.

Cash compensation deferred during the first quarter of 2006 as either stock options or stock units totaled approximately $2.9, of which $1.5 related to bonuses accrued and expensed in 2005. In addition, approximately $.4 of 2006 bonuses accrued and expensed in the first quarter are subject to employee deferral elections and will be paid in the form of stock options or stock units. Options and units associated with bonuses officially vest as of December 31 of the year earned.

Approximately 131,000 stock options with a total grant date fair value of $.7, and 39,000 stock units with a total grant date value of $.9, were earned and vested during the first quarter under the Deferred Compensation Program. An additional 114,000 stock options with an aggregate grant date fair value of $.6, and 49,000 stock units with an aggregate value of $1.2, were earned and vested in association with 2005 bonuses distributed in the first quarter of 2006.

Stock-Based Retirement Plans

The Company has two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) and the non-qualified Executive Stock Unit Program (ESUP). The Company makes matching contributions of 50% of the amount of employee contributions under both plans. In addition, the Company makes another 50% matching contribution on an annual basis if certain profitability levels, as defined in the SBP and the ESUP, are attained. The first 50% matching contribution is expensed as incurred. The additional 50% match is accrued and expensed when it is more likely than not that the required profitability levels will be met, while the contribution itself is not made until the year’s results have been finalized. Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements.

Contributions to the ESUP are used to acquire stock units at 85% of the common stock market price while contributions to the SBP are primarily used to purchase the Company’s common stock at market prices. Employees in the SBP are allowed to diversify their accounts upon reaching certain age and participation requirements. Stock units earn dividends in the form of additional units at the same rate as cash dividends paid on the Company’s common stock. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the plan. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from the Company.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. STOCK-BASED COMPENSATION (continued)

During the first quarter of 2006, a total of approximately $2.8 of employee contributions were made into these plans, including $.8 related to 2005 bonuses paid in 2006. The Company match expensed in the first quarter of 2006 totaled $2.8 and the discount expense on stock units was $.8.

Discount Stock Plan

Under the Discount Stock Plan (DSP), eligible employees may purchase shares of Company common stock at 85% of the closing market price on the last business day of each month. Shares purchased by employees under the DSP during the first quarter of 2006 totaled 168,908 and were made at an average purchase price of $20.58 per share, net of the discount. In the first quarter of 2006, the total discount expense related to the DSP was approximately $.5. Since inception of the DSP in 1982, a total of 19,452,956 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

COMPENSATION COST NOT YET RECOGNIZED

As of March 31, 2006, the unrecognized cost of non-vested stock-based compensation was approximately $13.7, all of which relates to non-vested stock options. Of this amount, $.5 relates to the Deferred Compensation Program (the excess grant date fair value over the underlying compensation deferred) and is expected to be recognized in income evenly over the course of the current year. The remaining $13.2 relates to the grant date fair value of our discretionary stock option grants and is expected to be recognized over a weighted-average period of 1.4 years.

STOCK OPTIONS

A summary of the Company’s employee stock option activity as of March 31, 2006, is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at January 1, 2006	12,282,810	$16.75
Granted	1,414,384	22.88
Exercised	(286,595)	10.29
Expired	(14,687)	19.78
Forfeited	(49,789)	23.03

Outstanding at March 31, 2006	13,346,123	$17.51

Options exercisable at March 31, 2006	8,791,695	$14.44

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. STOCK-BASED COMPENSATION (continued)

The total intrinsic value (market price in excess of exercise price) of options exercised during the three months ended March 31, 2006 was approximately $4.0 and the cash received from option exercises was $2.9.

Of the 13,346,123 total employee stock options outstanding at March 31, 2006, the following table summarizes those employee stock options that either have or are expected to vest (net of expected forfeitures):

Options Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value*
$ .01 - $.25	938,815	5.3	$.06	22,827,252
3.09 - 4.70	2,166,499	10.2	3.89	44,369,919
10.00 - 15.00	25,222	3.6	13.91	263,840
15.31 - 20.00	3,613,380	4.5	18.79	20,151,655
20.03 - 28.67	6,452,357	8.1	23.77	3,882,171

$ .01 - $28.67	13,196,273	7.3	$17.44	91,494,837

*	Number outstanding times the excess of the March 31, 2006 market price over the option exercise price.

The following table summarizes employee stock options that are exercisable at March 31, 2006:

Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ .01 - $.25	938,815	5.3	$.06	22,827,252
3.09 - 4.70	2,166,499	10.2	3.89	44,369,919
10.00 - 15.00	25,222	3.6	13.91	263,840
15.31 - 20.00	3,238,530	4.2	18.90	17,707,834
20.03 - 28.67	2,422,629	6.7	23.48	2,163,298

$ .01 - $28.67	8,791,695	6.5	$14.44	87,332,143

The weighted-average fair value of the options granted during the three months ended March 31, 2006 was $5.55. The estimated grant date fair value of options is amortized to expense by the straight line method over the options’ total vesting period. The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the quarter. Fair values were calculated using the Black-Scholes option pricing model.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. STOCK-BASED COMPENSATION (continued)

Quarter Ended March 31, 2006
Principal assumptions:
Risk-free interest rate	4.4%
Expected life in years	6.6
Expected volatility (over expected life)	27.3%
Expected dividend yield (over expected life)	3.2%

The risk free rate is determined based on U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option. The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of employees, with executives displaying somewhat longer holding periods than other employees. Expected volatility is based on historical volatility measured daily for a time period equal to the option’s expected life, ending on the day of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases and historical payout policy.

STOCK UNITS

A summary of the status of stock units outstanding at March 31, 2006 and changes during the period then ended is presented below:

	Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2006	49,395	$24.67
Granted	333,392	$23.82
Vested	(299,417)	$23.69
Forfeited	(3,464)	$25.42

Nonvested at March 31, 2006	79,906	$24.40

At March 31, 2006, there were 1,621,238 of fully vested stock units outstanding with an aggregate intrinsic value of $39.5. The intrinsic value of non vested stock units, all of which relate to the Executive Stock Unit Program and are expected to vest, was $1.9 at March 31, 2006. The total intrinsic value of stock units converted to common stock during the three months ended March 31, 2006 was approximately $.8.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10. EMPLOYEE BENEFIT PLANS

The following table provides interim information at March 31, 2006 and 2005 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2006 employer contributions are not significantly different than the $2.1 previously reported at year-end 2005.

	Three Months Ended March 31,
	2006	2005
Components of Net Pension Expense
Service cost	$1.8	$1.2
Interest cost	3.0	2.6
Expected return on plan assets	(4.0)	(3.5)
Amortization of net transition asset	—	.1
Recognized net actuarial loss	.7	.2

Net pension expense	$1.5	$.6

11. RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the 2005 Closure and Consolidation Initiative described below, none of these initiatives has individually resulted in a material charge to earnings for any of the periods presented. The total expected cost of certain recent restructuring activities should approximate $75. We incurred $54.9 of these costs in 2005 and $10.4 in the first quarter of 2006. We expect to incur the remaining $9.7 by mid-2006.

The details regarding all of the Company’s restructuring activities are provided below.

Restructuring and other special charges for the quarters ended March 31, 2006 and March 31, 2005 were comprised of:

	2006	2005
Severance and other restructuring costs	$8.7	$2.2
Asset impairment charges	2.0	.5
Inventory obsolescence and other	.6	1.0
(Gain) from sales of assets	(.9)	—

Total restructuring and other special charges	$10.4	$3.7

2005 Closure and Consolidation Initiative

In September 2005, the Company launched a significant broad-based restructuring initiative to reduce excess capacity and improve performance in a number of its businesses. As a result, management identified 36 operations to be closed, consolidated or sold which currently constitute the “2005 Closure and Consolidation Initiative.” The Company’s current estimate of the charges it expects to incur in connection with this plan is $55.0. To date, $40.3 was expensed in 2005 and $5.0 in the first quarter of 2006, including gains of sale of assets. The remaining $9.7 is expected to be incurred by mid-2006. These amounts include benefits from gains on the sale of equipment, buildings or real estate, where known. The extent of any remaining offsetting gains will not be known until such time as the Company has made a final determination of which assets will be sold, and has prepared or obtained estimates of the related fair market values.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11. RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

The following table contains, by each major type of cost associated with the 2005 Closure and Consolidation Initiative, the total amount of costs expected to be incurred and the cumulative amount incurred to date:

	Total Amount Incurred in 2005	Amount Incurred 1st Qtr. of 2006	Amount expected to be Incurred in the Remainder of 2006	Total Amount Expected to be Incurred
Type of charge:
Employee termination costs	$8.4	$2.0	$1.2	$11.6
Contract termination costs	.8	.1	.5	1.4
Other exit costs, primarily plant closure and asset relocation	2.7	1.8	3.9	8.4

Total restructuring costs(1)	11.9	3.9	5.6	21.4
Asset impairment charges (2)	16.0	1.8	1.7	19.5
Inventory obsolescence and other (3)	12.4	.2	1.7	14.3
Loss from sales of assets	—	—	.7	.7
(Gain) from sales of assets	—	(.9)	—	(.9)

Total costs	$40.3	$5.0	$9.7	$55.0

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Statement of Earnings in “Other expense, net.”
(2)	Asset impairment charges relate primarily to the write down of property, plant and equipment at the impacted facilities. These facilities include six in the Fixture & Display group; five in Bedding; four in Fabric, Foam & Fiber; four in Wire; two in Automotive and two in Home Furniture & Consumer Products. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”
(3)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold.” In April 2006, the Company decided to pursue options to completely exit a line of business previously identified for down-sizing. The costs to be incurred will depend on whether this exit is achieved through sale or shut-down. While the Company believes it will be able to sell the business, it has not had the opportunity to perform a thorough market analysis. Based on our preliminary review, the Company believes that a near-term sale or shut-down could result in a loss or write-down of the assets of this business, primarily inventory.

Other than the inventory obsolescence and asset impairment charges, the costs associated with the 2005 Closure and Consolidation Initiative primarily represent cash charges. The Company currently anticipates that the remaining $9.7 will be incurred by mid-2006, at which time the 2005 Closure and Consolidation Initiative is expected to be essentially complete.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11. RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

The following table contains information, by segment, regarding the total amount of costs expected to be incurred in connection with the 2005 Closure and Consolidation Initiative and the amount incurred in the current year:

		Amounts Incurred in 2006
	Total Amount Incurred in 2005	Restructuring Charges	Asset Impairment Charges	Inventory Obsolescence and Other Charges (Gains)	Total Amount Incurred Year- to-Date 2006	Total Estimated Cost at Completion
Residential Furnishings	$15.9	$1.7	$1.6	$.1	$3.4	$21.4
Commercial Fixturing & Components	14.6	.9	—	(.8)	.1	16.8
Aluminum Products	—	—	—	—	—	—
Industrial Materials	3.2	.5	—	—	.5	4.3
Specialized Products	6.6	.8	.2	—	1.0	12.5

Total	$40.3	$3.9	$1.8	$(.7)	$5.0	$55.0

At March 31, 2006, the accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2005	Additional Charges	Payments	Balance at March 31, 2006
Termination benefits	$6.7	$2.0	$(4.2)	$4.5
Contract termination costs	.7	.1	(.4)	.4
Other restructuring costs	1.4	1.8	(2.1)	1.1

	$8.8	$3.9	$(6.7)	$6.0

All remaining payments relating to the 2005 Closure and Consolidation Initiative are expected to be paid in 2006.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11. RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

Other Initiatives

Apart from the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives during the periods presented to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. For the full year 2005, the Company incurred $14.6 of costs for these various initiatives. In the first quarter of 2006, the Company incurred an additional $5.4, primarily composed of employee termination costs, which materially completed these initiatives. Costs associated with these activities have had the following impact on the Company’s financial statements:

	Quarter ended March 31, 2006	Quarter ended March 31, 2005
Charged to other expense, net:
Severance and other restructuring costs	$4.8	$2.2
Write-downs of property, plant & equipment	.2	—

	$5.0	$2.2

Charged to cost of goods sold:
Severance and other restructuring costs	$—	$1.0
Write-down of property, plant & equipment	—	.5
Inventory obsolescence and other	.4	—

	$.4	$1.5

Total of Other Initiatives	$5.4	$3.7

Restructuring liabilities at March 31	$3.3	$1.5

Adjustments of previously established liabilities relating to these activities have been negligible.

12. RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the current year presentation as follows:

In the Consolidated Condensed Statements of Cash Flow for the three months ended March 31, 2005:

•	“Stock-based compensation” is now disclosed as a separate line item in the Operating Activities section. “Stock-based compensation” was previously included as a change in “Accrued expenses and other current liabilities” in the Operating Activities section.

•	“Asset impairments” and “(Gain) from sales of assets” are now presented as separate line items in the Operating Activities section. Previously these were both included in “Other” in the Operating Activities section.

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

Our Segments

Our 123-year-old company is composed of 29 business units under five reportable segments, with approximately 34,000 employee-partners, and more than 300 facilities located in over 20 countries around the world. Our five segments are Residential Furnishings, Commercial Fixturing & Components, Aluminum Products, Industrial Materials, and Specialized Products.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components, and other finished products. This segment has generated between 45% to 46% of the Company’s total sales during the past two years.

Commercial Fixturing & Components: Operations in this segment, which has contributed approximately 20% of total sales in the past two years, produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

Effective January 1, 2006, the portion of the Commercial Vehicle Products unit historically included in the Commercial Fixturing & Components segment was moved to the Specialized Products segment and combined with the new Commercial Vehicle Products group that was established in that segment upon the acquisition of America’s Body Company.

Aluminum Products: This segment has represented about 9% to 10% of total sales in the past two years, and provides die cast aluminum components for customers that manufacture many products including motorcycles, diesel and small engines, outdoor lighting fixtures, gas barbeque grills, appliances, power tools, and consumer electronics, among others.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products. This segment has generated approximately 15% of our total sales in each of the last two years.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We design, produce, and sell van interiors (the racks, shelving, cabinets, etc. installed in service vans) and truck bodies (for cargo vans, flatbed trucks, service trucks, and dump trucks) used in light-to-medium duty commercial trucks. We also design and produce machinery, both for our own use and for others, including bedding manufacturers. This segment has contributed about 10% of total sales in each of the past two years.

Customers

We serve a broad suite of customers, with no single one representing 5% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture, bedding, many major retailers, and a variety of other manufacturers.

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

We face increasing pressure from foreign competitors as some of our customers source a portion of their components or finished products from Asia. When prices for key materials (such as steel, aluminum, and chemicals) are relatively level throughout the world, we can generally produce our components at a lower cost in the U.S. (because many of our products have low labor content). However, in instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At March 31, 2006, Leggett operated 13 facilities in China.

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

Our ability to recover higher costs (through selling price increases) is a critical factor when we experience inflation. We have few long-term, fixed-pricing contracts with customers. When we experience significant increases in raw material costs, we often implement price increases to recover the higher costs. Although we are generally able to pass through most cost increases, we encounter greater difficulty in businesses where we have a smaller market share and in products that are of a commodity nature. Inability to recover cost increases (or a delay in the recovery time) can impact our earnings.

Steel is our most significant raw material. In 2005, market prices for most types of steel were slightly lower at the end of the year than at the beginning of the year. For the first quarter of 2006, scrap prices were up slightly from 2005 levels while prices for rod and sheet steel remained relatively flat.

Unprecedented price increases in the steel market during 2004 led to an above average spread between scrap costs and rod prices. This spread continued throughout 2005, enhancing the earnings of our steel rod mill. While we expect the average spread to be lower in 2006, scrap costs have been volatile and the spread is difficult to predict.

In 2005, we experienced significant inflation in chemicals, fibers, and resins (generally driven by changes in oil prices). These costs remained flat for the first quarter of 2006, and the majority of the 2005 cost increases had been passed through to our customers.

In addition to steel and oil-based materials, we also use significant amounts of aluminum. However, we are generally less exposed to cost changes in this commodity because of the pricing arrangements we have with our customers.

Energy Costs

Higher prices for natural gas, electricity, and fuel increase our production and delivery costs. Many of our large manufacturing operations are heavy users of natural gas and electricity. In addition, certain of our sales are made under terms requiring us to incur the fuel cost associated with delivering the product to our customer’s facility. Our ability to respond to these cost increases (by raising selling prices) affects our operating results.

Energy costs increased throughout 2005 but especially in the last half of the year, in part due to supply disruptions caused by the hurricanes. We continuously monitor natural gas trends and have locked in prices on a portion of our natural gas requirements for the next three years. The details of those arrangements are discussed under ‘Derivative Financial Instruments’ (on page 30).

With oil prices recently around $70 a barrel, higher energy costs may impact consumer demand for our products. As consumers pay more for fuel and utilities, they have less disposable income available to purchase products that contain our components.

Foreign Currency

As we expand internationally, our exposure to foreign currencies grows. Our greatest exposures are currently to the Canadian dollar and the Euro. We occasionally use various types of contracts, options, and other arrangements to mitigate some of this exposure. The details of these arrangements are also discussed under ‘Derivative Financial Instruments’ (on page 30). However, since these arrangements are used on a limited basis, our earnings are generally impacted by variability in the currency exchanges rates of countries where we operate.

In recent years, we’ve been particularly impacted by the weakening of the U.S. dollar versus the Canadian dollar. In certain operations, we incur costs in Canadian dollars and sell products in U.S. dollars. The decline of the U.S. dollar in recent years has reduced earnings of these operations.

Fixture & Display Performance

Two years ago, we initiated an effort to improve the performance of the Commercial segment and specifically the Fixture & Display operations. We made progress in 2004, as Commercial segment margins improved to 5.4% (from 3.4% in 2003). We expected further improvement in 2005 but it did not occur. In 2005, benefits from our prior cost savings initiatives were offset by higher start-up costs associated with new fixture programs and operating inefficiencies related to the ongoing integration of RHC Spacemaster (a company we acquired in July 2003). In the first quarter of 2006, volume and margins declined slightly versus the same period last year. Improving the performance of this business and moving back toward our margin target remains one of our top priorities. Segment margins are still at unacceptably low levels, but we expect to accomplish gains through our current restructuring efforts, which include a significant reduction of the underutilized capacity in this business. However, earnings must improve appreciably from current levels or further restructuring may be initiated.

Restructuring and Asset Impairments

In the first quarter of 2006, we incurred restructuring-related and asset impairment charges of $11.3 million. Offsetting this amount was $.9 million in gains on sales of assets, resulting in a total net cost of $10.4 million, compared to $3.7 million in the first quarter of 2005. In the third quarter of 2005, we launched a significant broad-based restructuring project (Restructuring Plan) to reduce excess capacity and improve performance in a number of our businesses. We had maintained spare capacity for several years-expecting market demand to increase, but that incremental demand has not materialized.

As part of the Restructuring Plan, we identified 36 underutilized or underperforming facilities to be closed, consolidated, or sold (the 2005 Closure and Consolidation Initiative). We also took a more critical look at other underperforming operations; as a result, we modified or accelerated restructuring activities that were previously underway, and identified other operations with impaired assets.

Total expenses associated with the Restructuring Plan should approximate $75 million, of which about half will be non-cash charges. This estimate includes the cost of plant closures (building cleanup and repair), equipment relocation, employee severance pay, asset impairment, inventory obsolescence, and similar expenses. We incurred $55 million of these costs in 2005 and expect to incur the remaining $20 million in 2006, as this activity is expected to be substantially complete by mid-year. These amounts include a $.9 million benefit from gains on the sale of assets. While we believe it is likely that additional gains will be realized in future periods, their amounts and timing are currently uncertain. More detail regarding the breakdown of these charges is shown below.

	Amount	Cash	Non-Cash
	(Dollar amounts in millions)
2005 Closure & Consolidation Initiative Costs	$40.3	$13.6	$26.7
Costs related to other activity	14.6	9.8	4.8

2005 costs for Restructuring Plan	54.9	23.4	31.5

First quarter 2006 costs incurred:
Restructuring charges	$8.7
Asset impairment charges	2.0
Inventory obsolescence and other costs	.6
(Gains) from sales of assets	(.9)

Total first quarter 2006 costs	10.4	7.9	2.5
Remaining 2006 expected costs	9.7	5.6	4.1

Total anticipated Restructuring Plan costs	$75.0	$36.9	$38.1

Of the 36 facilities under the 2005 Closure and Consolidation Initiative, about half are in Residential Furnishings, one-quarter are in Commercial Fixturing & Components, and the remainder are in Industrial Materials and Specialized Products. These operations had total revenue of roughly $400 million. Most of this volume should shift to surviving facilities, but a $90 million sales reduction is expected as we divest small, non-core operations and walk away from unprofitable business. The majority of this volume reduction should occur in the Residential and Commercial segments. We have determined which of our remaining locations will absorb displaced volume, and are addressing issues related to relocating equipment, inventory, and customer service. During the first quarter of 2006, the Company estimates a loss of approximately $14 million in volume due to restructuring activities.

Once completed, we estimate an ongoing annual pre-tax earnings benefit from the Restructuring Plan of approximately $30-$35 million. At least half of this improvement should be realized in 2006 with the full benefit expected in subsequent years. This benefit results from the elimination of fixed costs associated with closed facilities, a reduction in the number of employees, and improved overhead absorption from increased volume at our remaining facilities. The Restructuring Plan should yield improved margins and returns in all segments. About one-half of the expected benefit should occur in Residential Furnishings, 15-20% of the benefit should impact Commercial Fixturing & Components, and approximately 10-15% of the benefit should occur in each of our other three segments. In the first quarter of 2006, the Company realized a modest benefit from the restructuring activities.

Acquisitions

We completed one acquisition in the first quarter of 2006 that should add about $6 million in annual sales to the Residential Furnishings segment. The acquired company is a distributor of geotextiles, erosion control products and soil stabilization, flood control and drainage systems primarily to engineering, landscape, and excavation contractors and government agencies.

In early April, the Company acquired a producer of rubber carpet cushioning with annual sales of about $47 million. This transaction should significantly enhance Leggett’s position in the carpet underlay industry. We are the largest provider of carpet underlay in North America, and the only manufacturer of all major types of carpet cushioning material. In total, carpet underlay represents approximately 6% of the Company’s revenues.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

We achieved record quarterly sales of $1.38 billion in the first quarter of 2006, exceeding the prior year first quarter by 5.9%. This increase was primarily due to recent acquisitions, as same location sales (sales for locations owned and operated in all of the current and prior year periods) increased about 1%. Acquisitions increased sales by about 6%, but were partially offset by a 1% decline in sales due to restructuring activity.

Earnings for the quarter were $.33 per diluted share, including four cents per share for restructuring-related expenses. Per share earnings for the first quarter of 2005 were $.37, and included one cent per share for restructuring-related expenses.

LIFO/FIFO and the effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In 2005, declining steel costs resulted in lower margins (mainly in Residential and Industrial) under the FIFO method as our average selling prices decreased faster than previously acquired higher cost product was relieved from inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about half of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO inventory method. For the full year, LIFO income totaled $23.9 million in 2005. As of March 31, 2006 and 2005 our estimate of the annual LIFO adjustment for each respective year was zero. Therefore, there was no LIFO adjustment made in either the first quarter of 2006 or 2005.

See Note 3 of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Taxes

Due to the issuance of $200 million of 10-year notes in the third quarter of 2005 and higher interest rates, first quarter 2006 interest expense increased $1.3 million compared to the first quarter of 2005. Based on current borrowing levels, interest expense is expected to be up for the year by approximately $3 million. Due to lower levels of invested cash, interest income is expected to be down slightly from last year’s results.

The reported first quarter consolidated worldwide effective tax rate of 32.7% is 3.3% more than 2005’s annual rate, primarily due to a non-recurring benefit recognized in 2005 related to a foreign entity restructuring and cash repatriation transaction. The effective rate for the remainder of 2006 may be different from the first quarter tax rate depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, the ongoing rationalization of certain operations and the effect of tax law changes.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 8 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results discussed below for the quarters ended March 31, 2006 and March 31, 2005 are shown in the following tables. Effective January 1, 2006, the prior Commercial Vehicle Products unit was moved from the Commercial Fixturing & Components segment to the new Commercial Vehicle Products group in the Specialized Products segment.

			Change in Sales		% Change in Same Location Sales
	1st Qtr. 2006 Sales	1st Qtr. 2005 Sales	$	%
Residential Furnishings	$699.6	$646.3	$53.3	8.2	3.0
Commercial Fixturing & Components	250.2	248.4	1.8	.7	.4
Aluminum Products	147.7	141.2	6.5	4.6	4.6
Industrial Materials	196.6	225.8	(29.2)	(12.9)	(12.9)
Specialized Products	181.6	159.0	22.6	14.2	(4.3)

Total	$1,475.7	$1,420.7	$55.0	3.9	1.0

			Change in EBIT		EBIT Margins
	1st Qtr. 2006 EBIT	1st Qtr. 2005 EBIT	$	%	1st Qtr. 2006	1st Qtr. 2005
Residential Furnishings	$57.5	$55.7	$1.8	3.2	8.2%	8.6%
Commercial Fixturing & Components	10.7	13.0	(2.3)	(17.7)	4.3%	5.2%
Aluminum Products	13.6	11.9	1.7	14.3	9.2%	8.4%
Industrial Materials	17.2	32.0	(14.8)	(46.3)	8.7%	14.2%
Specialized Products	5.8	9.5	(3.7)	(38.9)	3.2%	6.0%
Intersegment eliminations	(1.1)	(4.8)	3.7

Total	$103.7	$117.3	$(13.6)	(11.6)	7.5%	9.0%

Residential Furnishings

Total sales for the quarter increased $53.3 million, with acquisitions (net of divestitures) contributing $43 million of the increase, and restructuring activity reducing sales by $14 million. Demand trends were mixed in the segment. Bedding volume was soft during the first quarter, but upholstered furniture components experienced continued growth. In addition, the pass through of significant inflation in chemical costs over the past year led to much higher sales in our foam operations.

EBIT (earnings before interest and income taxes) increased $1.8 million over the prior year’s first quarter. Higher restructuring related costs ($8.7 million in 2006 vs. $3.7 million in 2005) were more than offset by increased sales and restructuring-related operational improvements. Residential segment margins declined 40 basis points in the first quarter versus the prior year due to the above factors.

Commercial Fixturing & Components

Total sales increased $1.8 million for the quarter, with one-half of the growth attributable to acquisitions. EBIT declined $2.3 million, due primarily to volume declines and operational inefficiencies in our Fixture & Display group versus the first quarter of last year. Improving the performance of this business and moving back toward our margin targets remains one of our top priorities. We expect to accomplish margin gains through our current restructuring efforts, which include a significant reduction of the underutilized capacity in this business.

Our office furniture components business continued to perform well, posting solid growth in the first quarter. Although still below peak levels, market demand has steadily improved since late 2003. This business faces challenges from increasing foreign competition, but we are very well positioned in the areas of product development, product quality and operational efficiency.

Aluminum Products

Total sales for the first quarter increased $6.5 million. There have been no acquisitions within the last 12 months. Higher sales resulted from a combination of inflation and volume growth. Aluminum and zinc costs increased significantly during the quarter, but the pricing arrangements we have with our customers allowed for a timely pass-through of these higher costs.

EBIT increased $1.7 million, as gains from higher sales and operational improvements were partially offset by higher energy expenses and start up costs (as anticipated) at the new die-casting facility in Auburn, Alabama. The building is complete and the equipment installation is on schedule. We expect this facility to be approaching targeted margin and return levels by the end of 2006.

Industrial Materials

Total sales decreased $29.2 million during the quarter, due to lower unit volume and selling price declines. There have been no acquisitions within the last 12 months. Volume in our wire and tubing operations decreased reflecting softness in the bedding and automotive industries. We expect 2006 sales to continue to be impacted by deflation resulting from lower steel costs.

EBIT declined $14.8 million, as a result of lower revenue, billet welder start-up costs at our steel rod mill, increased energy and transportation costs, and restructuring-related costs.

The Company anticipates lower margins in this segment in 2006. For the past two years, margins have been above our long-range, targeted levels mainly due to a higher scrap-to-rod market spread. In the first quarter of 2006, the spread was lower than a year ago, and this impacted our margins as anticipated. First quarter 2006 margins were also impacted by lower sales and start-up costs related to the automated billet welding system and other equipment at our steel rod mill.

Specialized Products

Total sales for the quarter increased $22.6 million. Acquisitions (net of divestitures) contributed $37 million to sales. Same location sales declined during the period, primarily in automotive and machinery. The declines in automotive reflect softness in North America, particularly in larger vehicles that contain more seats with higher-end features. Lower machinery volume reflects reduced spending by bedding manufacturers as well as our own operations in response to soft consumer demand over the past year. The amount of orders for our machinery is improving, and we expect volume to increase in the coming quarters.

EBIT declined $3.7 million, due primarily to reduced same location sales, currency exchange rates, and a $1.0 million increase in restructuring-related costs. Lower quarterly EBIT margins primarily reflect volume declines and the impact from last year’s acquisition of America’s Body Company, which will be modestly dilutive to margins.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

Our priorities for use of cash, in order of importance, are:

•	Finance internal growth and acquisitions

•	Pay dividends and extend our record of annual increases

•	Repurchase our stock

Our operations provide much of the cash required to fund these priorities. In 2005, we also increased net debt and used excess cash to fund a portion of these items, including higher levels of acquisitions and share repurchases. Our long-term goal is to have net debt as a percent of net capital in the 30%-40% range while maintaining our longstanding “single A” debt rating. Net debt to net capital has increased from 21.9% at year-end 2004 to 26.8% as of March 31, 2006.

Uses of Cash

Finance Growth

We use cash to fund growth, both internally through capital expenditures and externally through acquisitions.

Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. We expect 2006 capital spending to be at about the same level as 2005 which totaled $164.2 million.

Acquisitions add to our business by expanding our markets, product lines, or manufacturing capabilities. Our level of spending decreased slightly in the first quarter of 2006 compared to the same period of 2005.

Pay Dividends

Our first quarter 2006 dividend was 7% higher than in 2005 and, annualized, extends Leggett’s string of consecutive annual dividend increases to 35 years. Over the last three years, dividends have grown at an 8% compound annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. We’ve been well above those levels in recent years, but as earnings grow, we expect to move back toward that target.

Repurchase Stock

In 2005, the Company used $227 million to purchase 10.3 million shares of its stock, considerably more than in any previous year. This was an opportunistic move that was driven by two main factors: 1) additional cash was available as we increased net debt, and 2) a lower stock price in the last few months of the year presented an attractive buying opportunity. The cost, on average, was about $23 per share. Shares outstanding declined by 8.3 million shares, or 4.3%, to 182.6 million shares at year end.

During the first quarter of 2006, the Company purchased an additional .9 million shares, but issued ..6 million shares through benefit plans the net effect of which lowered shares outstanding to 182.3 million. Share repurchases should be lower in 2006 (versus 2005), in part because we do not expect as large an increase in our net debt levels.

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

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Although earnings were down, cash from operations in the first quarter of 2006 was 62.8% higher than in the first quarter of 2005 primarily due to changes in working capital. Inventory levels went up in the first quarter of 2005 due largely to an inventory restocking following an intentional reduction of year-end 2004 inventory levels in response to higher steel costs. That rebuild did not recur in the first quarter of 2006, as inventory levels remained relatively flat compared to year-end 2005 levels. In addition, receivable levels were higher in the first quarter 2005 than in the first quarter of 2006.

Working capital levels vary by segment, with the requirements of Aluminum Products and Commercial Fixturing & Components generally higher than overall company averages. Accounts receivable balances in these segments are typically higher due to the longer credit terms required to service certain customers of the Aluminum Die Casting and Fixture & Display businesses. These same businesses also require higher inventory investments due to the custom nature of their products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at March 31, 2006 and December 31, 2005.

(Dollar amounts in millions)	March 31, 2006		December 31, 2005
Long-term debt outstanding:
Scheduled maturities	$920.9		$921.6
Average interest rates	5.0%		5.0%
Average maturities in years	7.6		7.8
Revolving credit/commercial paper	—		—

Total long-term debt	920.9		921.6
Deferred income taxes and other liabilities	144.1		144.0
Shareholders’ equity	2,279.2		2,249.0

Total capitalization	$3,344.2		$3,314.6

Unused committed credit:
Long-term	$400.0		$400.0
Short-term	—		—

Total unused committed credit	$400.0		$400.0

Current maturities of long-term debt	$98.7		$98.6

Cash and cash equivalents	$130.3		$64.9

Ratio of earnings to fixed charges*	6.3	x	6.7	x

*	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at March 31, 2006 and December 31, 2005. We show this calculation in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows more meaningful comparison to recent periods, during which cash has ranged from $65 million to $491 million. We use these adjusted measures to monitor our financial leverage.

	March 31, 2006	December 31, 2005
(Amounts in millions)
Debt to total capitalization:
Long-term debt	$920.9	$921.6
Current debt maturities	98.7	98.6
Cash and cash equivalents	(130.3)	(64.9)

Net debt	$889.3	$955.3

Total Capitalization	$3,344.2	$3,314.6
Current debt maturities	98.7	98.6
Cash and cash equivalents	(130.3)	(64.9)

Net capitalization	$3,312.6	$3,348.3

Long-term debt to total capitalization	27.5%	27.8%
Net debt to net capitalization	26.8%	28.5%

Total debt (which includes long-term debt and current debt maturities) was essentially unchanged from year-end 2005 levels. Approximately $75 million in notes will mature during the second quarter of 2006, and are presented above as current debt maturities.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at March 31, 2006 of 9.3 years, and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $400 million in commercial paper through a program that is backed by a $400 million, five year revolving credit commitment. We expect any commercial paper issued under this agreement to be classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At March 31, 2006, no commercial paper was outstanding.

With both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations and take advantage of growth opportunities.

Most of our debt has fixed repayment dates. At March 31, 2006, this debt consisted primarily of term notes. Our term notes and public debt currently carries a Moody’s rating of A2 and a Standard & Poor’s rating of A+. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1. We have maintained a single A rating on our debt for over a decade.

ADOPTION OF SFAS 123(R)

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123R) which clarifies and expands the provisions of SFAS 123 “Accounting of Stock-Based Compensation.” The Company adopted SFAS 123R using the modified-prospective method and, as such, results for prior periods have not been restated. Because the Company had previously adopted, as of January 1, 2003, the fair value recognition provisions of SFAS 123 under the prospective transition method, the adoption of SFAS No. 123R did not have a significant effect on first quarter 2006 results, nor is it expected to have a significant effect on future periods. In addition, the impact to the cash flow statement is immaterial. No modifications have been made to options granted prior to the adoption of SFAS 123R, nor have we made any changes in the valuation methods and assumptions from those used under SFAS 123.

NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on our financial reporting and disclosures.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s risk management strategies include the use of derivative instruments to manage the fixed/variable interest rate mix of our debt portfolio, to hedge our exposure to fluctuating natural gas prices, and to hedge against exposure to variability in interest and foreign exchange rates. It is the Company’s policy not to speculate in derivative instruments.

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its carrying value by $53.1 million at March 31, 2006, and less than its carrying value by $23.5 million at December 31, 2005. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2006 and December 31, 2005 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Exchange Rates

The Company occasionally hedges firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge any such transactions is made on a case-by-case basis.

The amount of forward contracts outstanding at March 31, 2006 was approximately $30.6 million (primarily composed of $11.8 million Pay USD/Receive MXN; $1.0 million Pay USD/Receive BRL; $15.7 million Pay USD/Receive CAD; and $1.4 million Pay AUD/Receive USD). These contracts are primarily used to hedge certain expected Mexican peso needs of our U.S. based subsidiaries for fiscal 2006, a Brazilian inter-company loan, the payment of certain expenses in Canada, and USD payables in Australia.

The Company views its investment in foreign subsidiaries as a long-term commitment, and, except for the cross-currency swap agreement disclosed below, does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $787.1 million at March 31, 2006, compared to $780.8 million at December 31, 2005. The increase in net investment was due primarily to increased capital contributions to certain subsidiaries in China during the quarter.

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

During the first quarter of 2006, the Company paid interest of $.4 million on the CHF portion and received interest of $.5 million on the USD portion of the agreement. At March 31, 2006, the unrealized loss recorded in other comprehensive income on the cross-currency swap was approximately $.3 million, net of tax.

Commodity Price

At March 31, 2006, approximately $28.5 million of natural gas forward contracts were outstanding at an average price of $8.34 per mmbtu. On March 31, 2006 the Company had contracts hedging approximately 65% of its anticipated monthly natural gas consumption for the 6-month period beginning April 2006, approximately 50% of its anticipated monthly consumption for the 3-month period beginning October 2006, approximately 20% of its anticipated monthly consumption for calendar 2007, and approximately 5-15% of its anticipated monthly consumption for 2008. At March 31, 2006, the total unrealized gain recorded in other comprehensive income on natural gas contracts was approximately $1.1 million, net of tax.

FORWARD-LOOKING STATEMENTS AND RELATED MATTERS

This report and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to, estimates of the amounts and timing of charges resulting from our Restructuring Plan, as described beginning on page 23, and related reductions in revenues and the number of facilities to be closed pursuant to this plan; projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and statements of the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

This MD&A contains a disclosure on page 29 of the security ratings of the Company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of the period ending March 31, 2006 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2006, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the second quarter of 2005, the Company began the rollout of a redesigned procurement process. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and an on-going process of monitoring and evaluation. Approximately eleven percent of the Company’s operations in the United States and Canada were converted as of March 31, 2006. Based upon our experience converting the initial branches, the Company anticipates that 30% to 40% of United States and Canada branches will be converted in 2006. The rollout is expected to be completed by the end of 2007.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The information contained in Note 7 to the Company’s Consolidated Condensed Financial Statements included in Item 1 to this Report and found on page 7 is incorporated herein by reference.

ITEM 1A RISK FACTORS

Our 2005 Annual Report on Form 10-K filed March 1, 2006 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking and other statements contained in this report. We may further amend or supplement these risk factors from time to time by other reports we file with the SEC in the future.

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

The price increases in the steel market during 2004 led to an above average spread between scrap costs and rod prices. This spread continued throughout 2005, enhancing the earnings of our rod mill. For the first quarter of 2006, scrap prices were up slightly from 2005 levels, while prices for rod and sheet steel remained relatively flat. We expect that the spread between the price of steel rod and steel scrap will narrow in 2006. If this occurs, it will negatively impact our results of operations.

Our operations can also be impacted by other raw materials, including those affected by changes in oil prices, such as chemicals, fibers and resins, as well as aluminum and lumber. Throughout 2005, but particularly in the last half of the year, we experienced higher costs associated with the oil based raw materials.

When we experience significant increases in raw material costs, we often attempt to implement price increases to recover the higher costs. We encounter greater difficulty in implementing these price increases in businesses where we have a smaller market share and in products that are of a commodity nature. We may not be able to pass along future cost increases through selling price increases.

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

Our Fixture & Display group has experienced deterioration in profitability in recent years. We were hampered in our efforts to improve operating margins in 2005 by new program start-up costs and integration inefficiencies associated with the RHC Spacemaster acquisition. In September 2005, we announced a Restructuring Plan where eight facilities in the Fixture & Display group have been or will be consolidated, sold, or closed. We have estimated that our Fixture & Display group productive capacity will be reduced by approximately $100 million pursuant to the Restructuring Plan. In the first quarter of 2006, volume and margins in our Fixture & Display group declined slightly versus the same period last year. If margins do not improve in the Fixture & Display group, we may incur further charges as we pursue additional restructuring activities in this group. For further information on our Restructuring Plan, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation beginning on page 23.

Higher energy costs could adversely affect our operating results.

Higher prices for natural gas, electricity and fuel increase our production and delivery costs. Many of our large manufacturing operations are heavy users of natural gas and electricity. In addition, certain of our sales are made with terms such that we incur the fuel cost associated with delivering the product to our customer’s facility. Energy costs increased throughout 2005 but especially in the last half of the year, in part due to supply disruptions caused by hurricanes. In the first quarter of 2006, the price of oil has increased to approximately $70 per barrel compared to approximately $60 per barrel at the end of 2005. Our inability to respond to these cost increases (by raising selling prices) could negatively affect our operating results.

We have exposure to economic factors that may affect market demand for our products.

As a supplier of products to a variety of industries, we are adversely affected by general economic downturns. Our operating performance is heavily influenced by market demand for our components and products. This market demand is impacted by many broad economic factors, including consumer confidence, employment levels, housing turnover, energy costs and interest rates. These factors influence consumer spending on durable goods, and therefore drive demand for our components and products. With oil prices around $70 a barrel, higher energy costs may impact consumer demand for our products. As consumers pay more for fuel and utilities, they have less disposable income available to purchase products that contain our components. Some of these factors also influence the level of business spending on facilities and equipment, which impacts approximately one quarter of our sales. Significant changes in these economic factors may negatively impact the demand for our products and our results of operations.

Our assets are subject to potential goodwill impairment.

A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of March 31, 2006, goodwill and other intangible assets represented approximately $1.2 billion, or 29.9% of our total assets. We test goodwill and other assets for impairment annually and whenever events or circumstances indicate an impairment may exist. We could be required to recognize reductions in our net income caused by the impairment of goodwill and other intangibles, which, if significant, could materially and adversely affect our results of operations.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
January 2006	49,637	$24.22	19,331	9,980,669
February 2006	621,885	$24.35	601,700	9,378,969
March 2006	258,428	$24.72	240,643	9,138,326

Total	929,950	$24.45	861,674

(1)	The shares purchased include 68,276 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6. EXHIBITS

Exhibit 10.1	–	Summary Sheet for Executive Cash Compensation

Exhibit 10.2	–	Award Formula under the 2004 Key Officer’s Incentive Plan as amended March 30, 2006

Exhibit 10.3	–	Description of the Company’s Key Management Incentive Compensation Plan as amended March 30, 2006

Exhibit 12	–	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	–	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

Exhibit 31.2	–	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

Exhibit 32.1	–	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

Exhibit 32.2	–	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 5, 2006	By:	/s/ FELIX E. WRIGHT
Felix E. Wright
Chairman of the Board and
Chief Executive Officer

DATE: May 5, 2006	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.1	Summary Sheet for Executive Cash Compensation

10.2	Award Formula under the 2004 Key Officer’s Incentive Plan as amended March 30, 2006

10.3	Description of the Company’s Key Management Incentive Compensation Plan as amended March 30, 2006

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Felix E. Wright, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

32.1	Certification of Felix E. Wright, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.