Form 10-Q
period 2006-06-30
LEGGETT & PLATT INC
filed 2006-08-03
CIK 58492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

Common stock outstanding as of July 27, 2006: 180,658,014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$94.8	$64.9
Accounts and other receivables	930.0	868.4
Allowance for doubtful accounts	(21.5)	(20.8)
Inventories, net	806.2	767.1
Other current assets	97.9	83.7

Total current assets	1,907.4	1,763.3
NET PROPERTY, PLANT & EQUIPMENT	970.4	971.1
OTHER ASSETS
Goodwill	1,139.5	1,102.5
Other intangibles, less accumulated amortization of $39.2 in 2006 and $31.3 in 2005	176.9	133.5
Sundry	81.9	82.2

Total other assets	1,398.3	1,318.2

TOTAL ASSETS	$4,276.1	$4,052.6

CURRENT LIABILITIES
Current maturities of long-term debt	$50.7	$98.6
Accounts payable	291.8	254.2
Accrued expenses	286.7	279.3
Other current liabilities	125.2	105.9

Total current liabilities	754.4	738.0
LONG-TERM DEBT	1,032.2	921.6
OTHER LIABILITIES	90.3	84.6
DEFERRED INCOME TAXES	71.4	59.4
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	480.6	464.4
Retained earnings	2,178.6	2,093.1
Accumulated other comprehensive income	89.0	66.3
Treasury stock	(422.4)	(376.8)

Total shareholders’ equity	2,327.8	2,249.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,276.1	$4,052.6

See accompanying notes to consolidated condensed financial statements.

The December 31, 2005 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions, except per share data)	2006	2005	2006	2005
Net sales	$2,780.3	$2,611.1	$1,402.6	$1,309.8
Cost of goods sold	2,283.8	2,132.5	1,146.2	1,063.6

Gross profit	496.5	478.6	256.4	246.2
Selling and administrative expenses	249.6	230.9	125.8	118.3
Other expense, net	19.7	2.7	7.1	.2

Earnings before interest and income taxes	227.2	245.0	123.5	127.7
Interest expense	26.9	22.0	14.0	10.4
Interest income	3.6	2.9	2.1	.9

Earnings before income taxes	203.9	225.9	111.6	118.2
Income taxes	57.6	73.9	27.4	39.0

NET EARNINGS	$146.3	$152.0	$84.2	$79.2

Earnings Per Share
Basic	$.78	$.78	$.45	$.41
Diluted	$.78	$.78	$.45	$.41
Cash Dividends Declared
Per Share	$.33	$.31	$.17	$.16
Average Shares Outstanding
Basic	187.3	194.5	186.9	193.8
Diluted	188.1	195.8	187.9	195.0

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net Earnings	$146.3	$152.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	78.6	78.2
Amortization	9.4	4.4
Asset impairment	3.1	.5
(Gain) from sales of assets	(4.1)	(3.6)
Deferred income tax expense (benefit)	.1	(6.3)
Stock-based compensation	25.1	21.7
Other	2.6	(.2)
Other changes, excluding effects from purchase of companies
(Increase) in accounts receivable	(50.7)	(43.1)
(Increase) in inventories	(31.0)	(101.8)
(Increase) in other current assets	(11.8)	(1.8)
Increase in accounts payable	32.9	40.5
Increase in accrued expenses and other current liabilities	15.0	16.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	215.5	157.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(79.8)	(75.7)
Purchases of companies, net of cash acquired	(64.7)	(50.3)
Proceeds from sales of assets	11.1	8.3
Other	(1.2)	5.1

NET CASH USED FOR INVESTING ACTIVITIES	(134.6)	(112.6)
FINANCING ACTIVITIES
Additions to debt	152.2	66.1
Payments on debt	(86.0)	(380.7)
Dividends paid	(59.0)	(57.6)
Issuances of common stock	5.1	6.1
Purchases of common stock	(66.9)	(96.5)
Other	1.0	—

NET CASH USED FOR FINANCING ACTIVITIES	(53.6)	(462.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.6	(2.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29.9	(419.9)
CASH AND CASH EQUIVALENTS - January 1,	64.9	491.3

CASH AND CASH EQUIVALENTS - June 30,	$94.8	$71.4

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in millions, except per share data)

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of analyzing FIN 48 as it applies to the Company’s operations, and presumes that the adoption of FIN 48 is likely to have a significant impact on our financial reporting and disclosures.

3.	INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	June 30, 2006	December 31, 2005
At FIFO cost
Finished goods	$418.3	$391.2
Work in process	104.6	97.7
Raw materials and supplies	349.0	341.9

	871.9	830.8
LIFO reserve	(65.7)	(63.7)

	$806.2	$767.1

The Company calculates its LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, the Company estimates the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or income) and allocates that change proportionally to the four quarters. The interim estimate of the annual

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

LIFO reserve change can vary significantly quarter-to-quarter, and from the actual amount for the year, due to price changes experienced in subsequent periods and to actual inventory levels at year-end being different than estimated levels.

4.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	June 30, 2006	December 31, 2005
Property, plant and equipment, at cost	$2,324.5	$2,280.7
Less accumulated depreciation	(1,354.1)	(1,309.6)

	$970.4	$971.1

5.	COMPREHENSIVE INCOME

The following table recaps the composition of Accumulated Other Comprehensive Income and Comprehensive Income for the periods presented.

	Accumulated Other Comprehensive Income		Comprehensive Income/(Loss)
	June 30, 2006	December 31, 2005	Six Months Ended
			June 30, 2006	June 30, 2005
Foreign currency translation adjustments	$97.6	$71.3	$26.3	$(23.6)
Fair market value of natural gas hedges	.1	3.5	(3.4)	—
Minimum pension liability adjustments	(8.7)	(8.5)	(.2)	.1

	$89.0	$66.3	$22.7	$(23.5)

Net earnings			146.3	152.0

Comprehensive income			$169.0	$128.5

	Accumulated Other Comprehensive Income		Comprehensive Income/(Loss)
	June 30, 2006	March 31, 2006	Three Months Ended
			June 30, 2006	June 30, 2005
Foreign currency translation adjustments	$97.6	$74.1	$23.5	$(20.4)
Fair market value of natural gas hedges	.1	1.1	(1.0)	—
Minimum pension liability adjustments	(8.7)	(8.5)	(.2)	.1

	$89.0	$66.7	$22.3	$(20.3)

Net earnings			84.2	79.2

Comprehensive income			$106.5	$58.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	187.3	194.5	186.9	193.8

Net earnings	$146.3	$152.0	$84.2	$79.2

Earnings per share - basic	$.78	$.78	$.45	$.41

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	187.3	194.5	186.9	193.8
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.8	1.3	1.0	1.2

	188.1	195.8	187.9	195.0

Net earnings	$146.3	$152.0	$84.2	$79.2

Earnings per share - diluted	$.78	$.78	$.45	$.41

7.	CONTINGENCIES

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

The appeal and challenge processes are on-going and the parties, primarily the U.S. and Canadian governments, continue to discuss the possibility of a negotiated settlement. Until this dispute is ultimately resolved, the Company cannot be entirely certain what the ultimate costs to the Company will be, if any. The Company believes that whatever the ultimate resolution is, the CVD and AD rates for the periods covered by the first and second administrative reviews will be no higher than the final rates that have been set by Commerce in those reviews. As such, in 2005 the Company recorded $4.8 as a receivable and a partial reversal of the previously recorded expense which represents the difference between the deposit rates and final rates for the 2002 through 2004 periods covered by the first and second administrative reviews.

On April 27, 2006, the U.S. and Canada jointly announced that they had reached an agreement on the “core terms” of a potential accord which would settle this dispute. Although the proposed terms include the return of 78% of the duty deposits which have been paid to date, subsequent negotiations have yet to result in a final resolution. Consistent with our prior practice, the future recognition of any additional estimated duty refund receivable will depend on the official outcome of future administrative reviews and/or settlement negotiations. As of June 30, 2006, the Company has paid a total of $22.1 of countervailing duty and anti-dumping duty deposits. As noted above, to date we have recorded a refund receivable for $4.8 of this amount.

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

A summary of segment results for the three and six months periods ended June 30, 2006 and 2005 are shown in the following tables. Segment figures for 2005 have been restated for an organizational change, effective January 1, 2006, that moved van upfitting operations from Commercial Fixturing & Components to Specialized Products and a small office components operation from Specialized Products to Commercial Fixturing & Components.

The impact of this organizational change on reported results for the six months ended June 30, 2005 was to move $42.9 of external sales and ($1.7) of EBIT from the Commercial Fixturing & Components segment to the Specialized Products segment. In addition, for the six month period ended June 30, 2005, intersegment sales for Commercial Fixturing & Components increased $3.9, resulting in a net reduction in total sales of $39.0. Intersegment sales for Specialized Products decreased $1.9 resulting in a net increase of $41.0 in total sales.

The impact of the organizational change on reported results for the second quarter ended June 30, 2005 was to move $21.9 of external sales and ($.7) of EBIT from the Commercial Fixturing & Components segment to the Specialized Products segment. In addition, for the quarter ended June 30, 2005, intersegment sales for Commercial Fixturing & Components increased $2.4, resulting in a net reduction in total sales of $19.5. Intersegment sales for Specialized Products decreased $1.3 resulting in a net increase of $20.6 in total sales.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2006
Residential Furnishings	$1,380.3	$13.2	$1,393.5	$119.5
Commercial Fixturing & Components	507.5	7.1	514.6	32.0
Aluminum Products	297.7	7.0	304.7	31.1
Industrial Materials	241.7	138.1	379.8	30.8
Specialized Products	353.1	23.4	376.5	16.1
Intersegment eliminations	—	—	—	(.3)
Change in LIFO reserve	—	—	—	(2.0)

	$2,780.3	$188.8	$2,969.1	$227.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2005
Residential Furnishings	$1,268.8	$11.5	$1,280.3	$103.9
Commercial Fixturing & Components	503.2	9.8	513.0	29.4
Aluminum Products	283.1	7.8	290.9	23.4
Industrial Materials	262.4	171.6	434.0	54.0
Specialized Products	293.6	28.0	321.6	21.1
Intersegment eliminations	—	—	—	(6.8)
Change in LIFO reserve	—	—	—	20.0

	$2,611.1	$228.7	$2,839.8	$245.0

Quarter ended June 30, 2006
Residential Furnishings	$687.0	$6.9	$693.9	$62.0
Commercial Fixturing & Components	260.9	3.5	264.4	21.3
Aluminum Products	153.4	3.6	157.0	17.5
Industrial Materials	117.4	65.8	183.2	13.6
Specialized Products	183.9	11.0	194.9	10.3
Intersegment eliminations	—	—	—	.8
Change in LIFO reserve	—	—	—	(2.0)

	$1,402.6	$90.8	$1,493.4	$123.5

Quarter ended June 30, 2005
Residential Furnishings	$628.3	$5.7	$634.0	$48.2
Commercial Fixturing & Components	259.5	5.1	264.6	16.4
Aluminum Products	145.8	3.9	149.7	11.5
Industrial Materials	126.2	82.0	208.2	22.0
Specialized Products	150.0	12.6	162.6	11.6
Intersegment eliminations	—	—	—	(2.0)
Change in LIFO reserve	—	—	—	20.0

	$1,309.8	$109.3	$1,419.1	$127.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	SEGMENT INFORMATION (continued)

Average asset information for the Company’s segments at June 30, 2006 and December 31, 2005 is shown in the following table. As a result of the organizational change discussed above, $84.5 of the December 31, 2005 average asset balance was moved from the Commercial Fixturing & Components segment to the Specialized Products segment.

	June 30, 2006	December 31, 2005
Assets
Residential Furnishings	$1,584.0	$1,504.4
Commercial Fixturing & Components	857.7	885.4
Aluminum Products	423.0	387.2
Industrial Materials	300.3	338.2
Specialized Products	719.7	614.7
Unallocated assets	266.9	218.9
Adjustment to period-end vs. average assets	124.5	103.8

	$4,276.1	$4,052.6

9.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123R) which clarifies and expands the provisions of SFAS 123 “Accounting of Stock-Based Compensation.” The Company adopted SFAS 123R using the modified-prospective method and, as such, results for prior periods have not been restated. Because the Company had previously adopted, as of January 1, 2003, the fair value recognition provisions of SFAS 123 under the prospective transition method, the adoption of SFAS No. 123R has not had a significant effect on 2006 results, nor is it expected to have a significant effect on future periods. In addition, the impact to the cash flow statement is immaterial. No modifications have been made to options granted prior to the adoption of SFAS 123R, nor have we made any changes in the valuation methods from those used under SFAS 123.

The cost of stock-based compensation that was recognized in income during the three and six month periods ended June 30, 2006 was $5.0 and $11.2, respectively; the related recognized tax benefit was $2.0 and $4.4, respectively. The cost recognized includes the amortization of the fair value of stock options, the Company’s match in stock-based retirement plans and discounts provided to employees on common stock and stock units. In addition, during the six months ended June 30, 2006, employees earned approximately $14.2 of otherwise payable cash compensation which, by participation in one or more of the Company’s stock-based plans, they have elected to receive in the form of stock-based compensation.

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional paid-in capital. The additional windfall tax benefit realized from exercises and conversions for the three and six months ended June 30, 2006 were $.2 and $.9, respectively.

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

Stock options and stock units are issued pursuant to the Company’s Flexible Stock Plan. At June 30, 2006, a total of 22,737,082 common shares were authorized for issuance under the Flexible Stock Plan. This amount represents 13,338,493 unexercised options, 2,468,211 outstanding stock units, and 6,930,378 shares that remain available for grant.

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

Stock Option Grants

The Company typically grants stock options annually on a discretionary basis to a broad group of employees and outside directors. Options generally become exercisable over 42 months in one-third increments beginning 18 months after the date of grant, have a maximum term of ten years, and are issued with exercise prices equal to the market price of Leggett common stock on the grant date. The Company’s non-employee stock options are not significant. During the first six months of 2006, discretionary grants totaled 1.5 million options with an aggregate grant date fair value under the Black-Scholes method of $8.6.

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

Cash compensation deferred during the first half of 2006 as either stock options or stock units totaled approximately $4.2, of which $1.5 related to bonuses accrued and expensed in 2005. In addition, approximately $.8 of 2006 bonuses accrued and expensed in the first six months are subject to employee deferral elections and will be paid in the form of stock options or stock units. Options and units associated with bonuses officially vest as of December 31 of the year earned.

Approximately 263,000 stock options with a total grant date fair value of $1.5, and 71,000 stock units with a total grant date value of $1.7, were earned and vested during the first six months under the Deferred Compensation Program. An additional 114,000 stock options with an aggregate grant date fair value of $.6, and 49,000 stock units with an aggregate value of $1.2, were earned and vested in association with 2005 bonuses that were distributed in the first quarter of 2006.

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

During the first half of 2006, a total of approximately $4.7 of employee contributions were made into these plans, including $.8 related to 2005 bonuses paid in 2006. The Company match expensed in the first half of 2006 totaled $4.8 and the discount expense on stock units was $1.1.

Discount Stock Plan

Under the Discount Stock Plan (DSP), eligible employees may purchase shares of Company common stock at 85% of the closing market price on the last business day of each month. Shares purchased by employees under the DSP during the first half of 2006 totaled 303,362 and were made at an average purchase price of $21.08 per share, net of the discount. In the first six months of 2006, the total discount expense related to the DSP was approximately $1.3. Since inception of the DSP in 1982, a total of 19,587,410 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

COMPENSATION COST NOT YET RECOGNIZED

As of June 30, 2006, the unrecognized cost of non-vested stock-based compensation was $12.6, all of which relates to non-vested stock options. Of this amount, $.3 relates to the Deferred Compensation Program (the excess grant date fair value over the underlying compensation deferred) and is expected to be recognized in income evenly over the course of the current year. The remaining $12.3 relates to the grant date fair value of our discretionary stock option grants and is expected to be recognized over a weighted-average period of 1.5 years.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	STOCK-BASED COMPENSATION (continued)

STOCK OPTIONS

A summary of the Company’s employee stock option activity for the six months ended June 30, 2006, is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at January 1, 2006	12,282,810	$16.75
Granted	1,518,261	23.12
Exercised	(496,469)	12.83
Expired	(21,101)	19.86
Forfeited	(111,878)	22.99

Outstanding at June 30, 2006	13,171,623	$17.57

Options vested & exercisable at June 30, 2006	8,589,094	$14.41

The total intrinsic value (market price in excess of exercise price) of options exercised during the three and six months ended June 30, 2006 was $2.0 and $6.0, respectively; and the cash received from option exercises was $3.5 and $6.4, respectively.

Of the 13,171,623 total employee stock options outstanding at June 30, 2006, the following table summarizes those employee stock options that either have or are expected to vest (net of expected forfeitures):

	Options Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value*
$ .01 - $.25	933,761	5.1	$.06	23,273,731
3.09 - 4.70	2,133,441	10.0	3.89	44,992,792
10.00 - 15.00	17,500	4.8	14.01	192,025
15.31 - 20.00	3,477,846	4.3	18.80	21,479,826
20.03 - 28.67	6,498,631	8.0	23.82	7,506,458

$ .01 - $28.67	13,061,179	7.1	$17.52	97,444,832

*	Number outstanding times the excess of the June 30, 2006 market price over the option exercise price.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	STOCK-BASED COMPENSATION (continued)

The following table summarizes employee stock options that are exercisable at June 30, 2006:

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ .01 - $.25	933,761	5.1	$.06	23,273,731
3.09 - 4.70	2,133,441	10.0	3.89	44,992,792
10.00 - 15.00	17,500	4.8	14.01	192,025
15.31 - 20.00	3,109,141	4.0	18.92	18,852,419
20.03 - 28.67	2,395,251	6.5	23.52	3,491,870

$ .01 -$28.67	8,589,094	6.3	$14.41	90,802,837

The weighted-average per-share fair value of the options granted during the three and six month periods ended June 30, 2006 was $7.54 and $5.68, respectively. The estimated grant date fair value of options is amortized to expense by the straight line method over the options’ total vesting period.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the three and six months ended June 30, 2006 and 2005. Fair values were calculated using the Black-Scholes option pricing model.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Principal assumptions:
Risk-free interest rate	4.4%	3.7%	5.1%	3.8%
Expected life in years	6.7	5.9	7.7	5.4
Expected volatility (over expected life)	27.3%	25.0%	27.1%	25.8%
Expected dividend yield (over expected life)	3.2%	3.2%	2.9%	3.3%

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	STOCK-BASED COMPENSATION (continued)

STOCK UNITS

A summary of the status of stock units outstanding at June 30, 2006 and changes during the six months then ended is presented below:

	Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2006	49,395	$24.67
Granted	445,978	24.13
Vested	(438,176)	24.11
Forfeited	(3,465)	25.56

Nonvested at June 30, 2006	53,732	$24.74

At June 30, 2006, there were 1,728,850 of fully vested stock units outstanding with an aggregate intrinsic value of $43.2. The intrinsic value of nonvested stock units, all of which relate to the Executive Stock Unit Program and are expected to vest, was $1.3 at June 30, 2006. The total intrinsic value of stock units converted to common stock during the three and six months ended June 30, 2006 was $.2 and $1.0, respectively.

10.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at June 30, 2006 and 2005 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2006 employer contributions are not significantly different than the $2.1 previously reported at year-end 2005.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Components of Net Pension Expense
Service cost	$3.6	$2.4	$1.8	$1.2
Interest cost	6.0	5.2	3.0	2.6
Expected return on plan assets	(8.0)	(7.0)	(4.0)	(3.5)
Amortization of net transition asset	—	.2	—	.1
Recognized net actuarial loss	1.4	.4	.7	.2

Net pension expense	$3.0	$1.2	$1.5	$.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the 2005 Closure and Consolidation Initiative described below, none of these initiatives has individually resulted in a material charge to earnings for any of the periods presented. Net of realized gains, we incurred $54.9 of restructuring-related costs in 2005, $10.4 in the first quarter of 2006 and $6.1 in the second quarter of 2006. To complete these activities, we expect to incur another $2.3 in the third quarter of 2006, bringing the total estimated cost of recent restructuring activities to approximately $74, excluding any future gains on the sale of related assets.

The details regarding all of the Company’s net restructuring related costs for the periods presented are provided below.

Restructuring and other special charges for the three and six months ended June 30, 2006 and June 30, 2005 were comprised of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Severance and other restructuring costs	$12.3	$3.1	$3.6	$.9
Asset impairment charges	3.1	.5	1.1	—
Inventory obsolescence and other	3.0	1.5	2.4	.5
(Gain) from sales of assets	(1.9)	—	(1.0)	—

Total restructuring & other special charges	$16.5	$5.1	$6.1	$1.4

2005 Closure and Consolidation Initiative

In September 2005, the Company launched a significant broad-based restructuring initiative to reduce excess capacity and improve performance in a number of its businesses. As a result, management identified 36 operations to be closed, consolidated or sold which currently constitute the “2005 Closure and Consolidation Initiative.” The Company’s current estimate of the charges it expects to incur in connection with this plan is $53.3, excluding any future gains on the sale of related assets. Of this amount, $40.3 was incurred in 2005, $10.7 in the first six months of 2006, and the remaining $2.3 is expected to be incurred in the third quarter of 2006.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

The following table contains, by each major type of cost associated with the 2005 Closure and Consolidation Initiative, the total amount of costs expected to be incurred and the cumulative amount incurred to date:

	Total Amount Incurred in 2005	Amount Incurred in the First Six Mos. of 2006	Total Remaining Amount Expected to be Incurred	Total Amount Expected to be Incurred
Type of charge:
Employee termination costs	$8.4	$3.4	$1.0	$12.8
Contract termination costs	.8	.1	.4	1.3
Other exit costs, primarily plant closure and asset relocation	2.7	3.6	.9	7.2

Total restructuring costs(1)	11.9	7.1	2.3	21.3
Asset impairment charges (2)	16.0	2.9	—	18.9
Inventory obsolescence and other (3)	12.4	2.6	—	15.0
(Gain) from sales of assets	—	(1.9)	—	(1.9)

Total costs	$40.3	$10.7	$2.3	$53.3

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Statement of Earnings in “Other expense, net.”

(2)	Asset impairment charges relate primarily to the write down of property, plant and equipment at the impacted facilities. These facilities include six in the Fixture & Display group; five in Bedding; four in Fabric, Foam & Fiber; four in Wire; three in Home Furniture & Consumer Products; two in Automotive; and one in Machinery. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”

(3)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold.”

Other than the inventory obsolescence and asset impairment charges, the costs associated with the 2005 Closure and Consolidation Initiative primarily represent cash charges. The Company currently anticipates that the remaining $2.3 will be incurred by the end of 2006, at which time the 2005 Closure and Consolidation Initiative is expected to be essentially complete.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

The following table contains information, by segment, regarding the total amount of costs expected to be incurred in connection with the 2005 Closure and Consolidation Initiative and the amount incurred in the current year:

		Amounts Incurred in 2006
	Total Amount Incurred in 2005	Restructuring Charges	Asset Impairment Charges	Inventory Obsolescence and Other Charges (Gains)	Total Amount Incurred Year-to-Date 2006	Total Estimated Cost at Completion
Residential Furnishings	$15.9	$2.9	$2.6	$.4	$5.9	$22.8
Commercial Fixturing & Components	14.6	1.3	.1	(1.6)	(.2)	15.3
Aluminum Products	—	—	—	—	—	—
Industrial Materials	3.2	.7	—	(.2)	.5	4.1
Specialized Products	6.6	2.2	.2	2.1	4.5	11.1

Total	$40.3	$7.1	$2.9	$.7	$10.7	$53.3

At June 30, 2006, the accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2005	Additional Charges	Payments	Balance at June 30, 2006
Termination benefits	$6.7	$3.4	$(7.3)	$2.8
Contract termination costs	.7	.1	(.7)	.1
Other restructuring costs	1.4	3.6	(3.8)	1.2

	$8.8	$7.1	$(11.8)	$4.1

All remaining payments relating to the 2005 Closure and Consolidation Initiative are expected to be paid in 2006.

Other Initiatives

Apart from the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives during the periods presented to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. For the full year 2005, the Company incurred $14.6 of costs for these various initiatives. In the first six months of 2006, the Company incurred an additional $5.6, primarily composed of employee termination costs, which materially completed the other 2005 initiatives. Year-to-date, $.2 has been incurred for restructuring activities initiated in 2006. The total cost remaining to complete current 2006 initiated activities is estimated to be less than $.5. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

	Six Months ended June 30, 2006	Six Months ended June 30, 2005	Quarter ended June 30, 2006	Quarter ended June 30, 2005
Charged to other expense, net:
Severance and other restructuring costs	$5.2	$3.1	$.4	$.9
Write-downs of property, plant & equipment	.2	—	—	—

	$5.4	$3.1	$.4	$.9

Charged to cost of goods sold:
Write-down of property, plant & equipment	$—	$.5	$—	$—
Inventory obsolescence and other	.4	1.5	—	.5

	$.4	$2.0	$—	$.5

Total of Other Initiatives	$5.8	$5.1	$.4	$1.4

Restructuring liabilities at June 30	$1.7	$1.7	$1.7	$1.7

Adjustments of previously established liabilities relating to these activities have been negligible.

12.	INCOME TAX MATTERS

The reported 2006 second quarter and year-to-date consolidated effective tax rates of 24.6% and 28.2% include a non-recurring benefit from the tax write-off of subsidiary stock, which impacted the Company’s effective tax rate by 9.6% and 5.3%, respectively.

13.	RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements and footnotes to conform to the current year presentation as follows:

In the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2005:

•	“Stock-based compensation” is now disclosed as a separate line item in the Operating Activities section. “Stock-based compensation” was previously included as a change in “Accrued expenses and other current liabilities” in the Operating Activities section.

•	“Asset impairment” and “(Gain) from sales of assets” are now presented as separate line items in the Operating Activities section. Previously these were both included in “Other” in the Operating Activities section.

In the segment restatement section of Footnote 8:

Prior year segment information has been recast to reflect an organizational change that moved certain operations between two segments. The impact of this change is described in Footnote 8.

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

Commercial Fixturing & Components: Operations in this segment, which has contributed approximately 18% to 19% of total sales in the past two years, produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

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

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We design, produce, and sell van interiors (the racks, shelving, cabinets, etc. installed in service vans) and truck bodies (for cargo vans, flatbed trucks, service trucks, and dump trucks) used in light-to-medium duty commercial trucks. We also design and produce machinery, both for our own use and for others, including bedding manufacturers. This segment has contributed around 12% of total sales during the past two years.

Customers

We serve a broad suite of customers, with no single one representing 5% or more of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers and many major retailers.

We primarily sell our products through our own sales employees, although we also use independent sales representatives and distributors.

Major Factors That Impact Our Business

Many factors impact our business every year, but those that generally have the greatest impact are: market demand for our products, raw material cost trends, energy costs and competition.

Market Demand

Market demand (including product mix) is impacted by many broad economic factors, including consumer confidence, employment levels, housing turnover, energy costs, and interest rates. These factors influence consumer spending on durable goods, and therefore affect demand for our components and products. Some of these factors also influence the level of business spending on facilities and equipment, which impacts approximately one-quarter of our sales. Market demand can also be affected by inflation in raw materials when cost increases cause customers to change the design of their products (and the type of components they use) to offset higher costs.

Currently, demand in the majority of our markets is relatively stable. Consumer confidence remains at or above levels of the past few years, unemployment is relatively low, and interest rates are still below historical levels.

Raw Materials

In many of our businesses we have a cost advantage from buying large quantities of raw materials. This purchasing leverage is a benefit that many of our competitors do not enjoy. Still, our costs can vary significantly as market prices for raw materials (many of which are commodities) increase and decrease.

Purchasing arrangements vary considerably across the company. Because we typically have short-term commitments from vendors, our raw material costs generally fluctuate with the market. In certain of our businesses we have longer-term contracts with pricing terms that provide stability under reasonable market conditions. However, when commodities experience extreme inflation, vendors may not honor those contracts. This situation occurred in 2004 when steel costs nearly doubled, and again in 2005 when the cost of chemicals, fibers, and resins increased significantly. Vendors were unable to honor the pricing terms in purchase contracts due to extreme market conditions.

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

Higher raw material costs have led some of our customers to modify certain product designs, changing the quantity and mix of our components in their finished goods. In some cases, our higher priced components were replaced with lower priced components. Such changes have impacted product mix and pressured profit margins.

Steel is our most significant raw material. In 2005, market prices for most types of steel were slightly lower at the end of the year than at the beginning of the year. Steel costs began to increase in the second quarter of 2006, and are expected to be higher in the third quarter. In response, we are implementing price increases in certain businesses to recover some of these higher costs.

Unprecedented price increases in the steel market during 2004 led to an above average spread between scrap costs and rod prices. This spread continued throughout 2005, enhancing the earnings of our steel rod mill. While we expect the average spread to be lower in 2006, scrap costs have been volatile and the spread is difficult to predict.

In 2005, we experienced significant inflation in chemicals, fibers, and resins (generally driven by changes in oil prices). These costs remained relatively flat for the first six months of 2006, and the majority of the 2005 cost increases are now reflected in our selling prices.

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

Energy costs increased throughout 2005 but especially in the last half of the year, in part due to hurricane related supply disruptions. We continuously monitor natural gas price trends and have hedged a portion of our natural gas requirements for the next three years. The details of those arrangements are discussed under ‘Derivative Financial Instruments’ (on page 32).

In 2006, higher energy prices have impacted consumer demand in certain markets. Bedding demand has been soft in recent quarters, and we believe this is partially due to the impact higher gas prices are having on the consumer. Higher energy costs leave less disposable income available to purchase products that contain our components.

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

We face increasing pressure from foreign competitors as some of our customers source a portion of their components or finished products from Asia. When prices for key materials (such as steel, aluminum, and chemicals) are relatively level throughout the world, we can generally produce our components at a lower cost in the U.S. (because many of our products have low labor content). However, in instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At June 30, 2006, Leggett operated 14 facilities in China.

Asian manufacturers are currently thought to benefit from lower commodity costs (we believe certain commodities are sometimes subsidized by Asian governments), lenient attitudes toward safety and environmental matters, and currency rates that are pegged to the U.S. dollar rather than free floating. However, when exporting to the U.S., Asian manufacturers must overcome higher transportation costs, increased working capital needs, and difficulty matching U.S. manufacturers’ level of service, flexibility, and logistics.

Restructuring and Asset Impairments

In the second quarter of 2006, we incurred restructuring-related and asset impairment charges of $7.1 million. Offsetting this amount was $1.0 million in gains on sales of assets, resulting in a total net cost of $6.1 million, compared to $1.4 million in the second quarter of 2005. In the third quarter of 2005, we launched a significant broad-based restructuring project (Restructuring Plan) to reduce excess capacity and improve performance in a number of our businesses. We had maintained spare capacity for several years expecting market demand to increase, but that incremental demand has not materialized.

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

Total expenses associated with the Restructuring Plan should approximate $74 million, of which about half will be non-cash charges. These expenses include the cost of plant closures (building cleanup and repair), equipment relocation, employee severance pay, asset impairment, inventory obsolescence, and similar items. We incurred $54.9 million of these costs in 2005 and $16.5 million in the first half of 2006. We expect to sustain the remaining $2.3 million in third quarter 2006. The incurred amounts include gains on the sale of assets of $3.5 million in 2005 and $1.9 million in the first half of 2006. Total additional future gains from the sale of assets are currently estimated to range from $10 million to $20 million. Timing of the gains is uncertain and the actual amount realized could fall outside the range due to unknown factors and changes in circumstances.

(Dollar amounts in millions)	Amount	Cash	Non-Cash
2005 Closure & Consolidation Initiative Costs	$40.3	$13.6	$26.7
Costs related to other activity	14.6	9.8	4.8

2005 costs for Restructuring Plan	54.9	23.4	31.5
Total first quarter 2006 costs	10.4	7.9	2.5
Second quarter 2006 costs incurred:
Restructuring charges	3.6
Asset impairment charges	1.1
Inventory obsolescence and other costs	2.4
(Gains) from sales of assets	(1.0)

Total second quarter 2006 costs	6.1	2.6	3.5
Remaining 2006 expected costs	2.3	2.3	—

Total anticipated Restructuring Plan costs	$73.7	$36.2	$37.5

Of the 36 facilities under the 2005 Closure and Consolidation Initiative, about half are in Residential Furnishings, one-quarter are in Commercial Fixturing & Components, and the remainder are in Industrial Materials and Specialized Products. These operations were generating total revenue of roughly $400 million per year. Most of this volume is shifting to other facilities, but a $90 million sales reduction is expected as we divest small, non-core operations and walk away from unprofitable business. The majority of this volume reduction should occur in the Residential and Commercial segments. During the second quarter of 2006, the Company estimates the loss in volume due to restructuring activities was approximately $19 million.

Once completed, restructuring and consolidation activity is expected to eventually increase annual earnings by $0.10 to $0.12 per share, and we expect to realize about half of this benefit in 2006.

Fixture & Display Performance

In the second quarter of 2006, volume in our Fixture & Display businesses was relatively stable and margins, although still not at desired levels, improved sequentially and over the same period last year. Improving the performance of this unit remains one of our top priorities. We expect to achieve margin gains through our current restructuring efforts, which include a significant reduction of the underutilized capacity in this business. However, earnings must continue to improve appreciably from current levels or further restructuring may be initiated.

Acquisitions

We completed two acquisitions in the second quarter of 2006. These acquisitions should add about $50 million in annual sales to the Residential Furnishings segment. In early April, the Company acquired a producer of rubber carpet cushioning with annual sales of about $47 million. This transaction should significantly enhance Leggett’s position in the carpet underlay industry. We are the largest provider of carpet underlay in North America, and the only manufacturer of all major types of carpet cushioning material. In total, carpet underlay represents approximately 6% of the Company’s revenues. During the quarter the Company also purchased a small bed spring operation in Australia with approximately $3 million in annual sales.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

We achieved record quarterly sales of $1.40 billion in the second quarter of 2006, exceeding the prior year second quarter by 7.1%. This increase was primarily due to recent acquisitions and higher same location sales of about 2%. (Same location sales are defined as sales from businesses owned and operated during all of the respective current and prior year periods presented and sales from internal business expansion). Acquisitions increased sales by about 6%, but were partially offset by a 1% decline in sales due to restructuring activity.

Earnings for the quarter were $.45 per diluted share, including a six cent per share tax benefit associated with the write-off of the tax basis of an acquired company’s stock, and an offsetting three cents per share for restructuring-related expenses. Per share earnings for the second quarter of 2005 were $.41.

LIFO/FIFO and the effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In 2005, declining steel costs resulted in lower segment margins (mainly in Residential and Industrial) under the FIFO method as our average selling prices decreased faster than previously acquired higher cost product was relieved from inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about half of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO inventory method. For the full year of 2005, LIFO income totaled $23.9 million. In the second quarter of 2005, the Company recorded $20 million of income associated with this LIFO adjustment. That income adjustment did not recur in the second quarter of 2006; instead there was a $2 million expense.

See Note 3 of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Income Taxes

The reported second quarter consolidated worldwide effective tax rate of 24.6% is less than 2005’s annual rate by approximately 4.8%, primarily due to non-recurring benefits recognized during the quarter related to the tax write-off of subsidiary stock. We expect the effective rate for the remainder of 2006 to return to a level closer to 32.5%, but the rate will vary depending on such factors as the overall profitability of the Company, the mix of earnings among taxing jurisdictions, the ongoing rationalization of certain operations, the change in valuation allowances for certain tax assets, and the effect of tax law changes.

Discussion of Segment Results

Second Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 8 of the Notes to Consolidated Condensed Financial Statements.

A summary of our segment results for the quarters ended June 30, 2006 and June 30, 2005 are shown in the following tables. Effective January 1, 2006, the prior Commercial Vehicle Products unit was moved from the Commercial Fixturing & Components segment to the new Commercial Vehicle Products group in the Specialized Products segment.

			Change in Sales		% Change in Same Location Sales
	2nd Qtr. 2006 Sales	2nd Qtr. 2005 Sales	$	%
Residential Furnishings	$693.9	$634.0	$59.9	9.4	2.7
Commercial Fixturing & Components	264.4	264.6	(.2)	(.1)	1.1
Aluminum Products	157.0	149.7	7.3	4.9	5.1
Industrial Materials	183.2	208.2	(25.0)	(12.0)	(11.1)
Specialized Products	194.9	162.6	32.3	19.9	2.3

Total	$1,493.4	$1,419.1	$74.3	5.2	2.1

			Change in EBIT		EBIT Margins
	2nd Qtr. 2006 EBIT	2nd Qtr. 2005 EBIT	$	%	2nd Qtr. 2006	2nd Qtr. 2005
Residential Furnishings	$62.0	$48.2	$13.8	28.6	8.9%	7.6%
Commercial Fixturing & Components	21.3	16.4	4.9	29.9	8.1%	6.2%
Aluminum Products	17.5	11.5	6.0	52.2	11.1%	7.7%
Industrial Materials	13.6	22.0	(8.4)	(38.2)	7.4%	10.6%
Specialized Products	10.3	11.6	(1.3)	(11.2)	5.3%	7.1%
Intersegment eliminations	.8	(2.0)	2.8
LIFO	(2.0)	20.0	(22.0)

Total	$123.5	$127.7	$(4.2)	(3.3)	8.8%	9.7%

Residential Furnishings

Total sales for the quarter increased $59.9 million, with acquisitions (net of divestitures) contributing $56 million of the increase, and restructuring activity eliminating $13 million in revenue. Same location sales increased 2.7% due to inflation. Demand trends were mixed in the segment. We saw continued improvement in upholstered furniture components, however bedding volume declined in the mid-single digits. Significant inflation in chemical costs over the past year led to higher sales in our foam operations. Our newly-formed geo-components business is growing through both geographic and product line expansion and continues to perform very well.

EBIT (earnings before interest and income taxes) increased $13.8 million, or 28.6% over the prior year’s second quarter. Higher sales and operating improvements were primarily responsible for the EBIT increase; these were partially offset by higher energy costs and restructuring related expenses of $2.6 million. Due to the above factors, Residential segment margins improved 130 basis points in the second quarter despite the impact of restructuring-related costs.

Commercial Fixturing & Components

Total sales were essentially unchanged from the prior year, with 1.1% same location sales growth offset by a restructuring-related reduction of $4 million in sales. EBIT increased $4.9 million, with gains from operational improvements and higher same location sales partially offset by restructuring-related costs of $.7 million.

Our office furniture components business continued to perform well, posting strong volume gains in the second quarter. Market demand in this business has steadily improved since late 2003. Volume in our Fixture & Display group was relatively stable in comparison with last year. Though still not at desired levels, this group posted the best second quarter margins we’ve seen in six years. We believe this business represents an excellent strategic opportunity for the Company and are encouraged by recent improvements in operating performance. We are well positioned with a broad base of customers and see opportunities to grow this business in new markets. Although our near-term focus is on accomplishing margin improvements, we continue to consider attractive opportunities for growth.

Aluminum Products

Total sales for the second quarter increased $7.3 million due to inflation. There have been no acquisitions within the last 12 months. Higher sales resulted primarily from the pass-through of aluminum and zinc cost increases.

EBIT increased $6.0 million, or 52.2%, due to higher sales and operational improvements. We have made significant operational progress over the past year, with performance improving at several locations. Our second quarter earnings and margins reflect this progress. Margins exceeded 11% for the quarter despite the pass-through of raw material inflation and start-up costs (as anticipated) at the new die-casting facility in Auburn, Alabama.

We continue to focus on deverticalization (providing components to our customers they would otherwise have produced for themselves) as a primary growth strategy. In addition to the program with Briggs & Stratton we have discussed in prior quarters, we have recently been awarded a program with Black & Decker for components they previously manufactured for themselves. We are in the process of installing equipment in our existing Saltillo, Mexico operation to manufacture these parts. This new program should be ramped up by the end of this year.

Industrial Materials

Total sales decreased $25.0 million during the quarter due to both lower unit volume and selling price declines. There have been no acquisitions within the last 12 months. Volume in our wire and tubing operations decreased reflecting softness in the bedding and U.S. automotive industries.

Steel costs began to increase in the second quarter and are expected to be higher in the third quarter. We are implementing price increases to pass along some of these higher costs.

EBIT declined $8.4 million, as a result of lower revenue, higher scrap steel costs, new equipment start-up expenses at our steel rod mill, and restructuring-related costs of $.3 million.

The Company anticipates lower margins in this segment in 2006. For the past two years, margins have been above our long-range, targeted levels mainly due to a higher scrap-to-rod market spread. In the second quarter of 2006, the spread was lower than a year ago, and this impacted our margins as anticipated. Second quarter 2006 margins were also impacted by lower sales and new equipment startup expenses at our steel rod mill.

Specialized Products

Total sales for the quarter increased $32.3 million. Acquisitions (net of divestitures and restructuring) contributed $29 million to sales, and were augmented by a 2.3% increase in same location sales.

Automotive volume in the second quarter increased slightly versus the same quarter last year. Strength in Asia has helped offset market weakness in North America, particularly in larger vehicles that contain more seats with higher-end features. Although machinery volume was fairly stable in comparison with last year, orders for our machinery have been improving, and we expect volume to increase in the coming quarters.

While our Commercial Vehicle Products group is experiencing some market softness for its commercial truck equipment and van interiors, we continue to be satisfied with the integration and performance of America’s Body Company (the commercial vehicle upfitting business that we acquired late in 2005). Geographic service expansion is one of our largest growth opportunities in the commercial vehicle market. We are currently starting up a facility in Texas that will enable us to better serve this large market.

EBIT declined $1.3 million, with the contribution from higher same location sales more than offset by changes in currency rates and restructuring-related costs of $3.5 million. Lower segment margins in the quarter primarily reflect restructuring charges and the impact from last year’s acquisition of ABC, which will be modestly dilutive to margins. We are expecting improvements in the coming quarters, however, and should end the year with segment margins above those reported last year.

Six-Month Discussion

A summary of the segment results for the six months ended June 30, 2006 and June 30, 2005 are shown in the following tables. Effective January 1, 2006, the prior Commercial Vehicle Products unit was moved from the Commercial Fixturing & Components segment to the new Commercial Vehicle Products group in the Specialized Products segment.

			Change in Sales		% Change in Same Location Sales
	Six Months ended June 30, 2006 Sales	Six Months ended June 30, 2005 Sales	$	%
Residential Furnishings	$1,393.5	$1,280.3	$113.2	8.8	3.0
Commercial Fixturing & Components	514.6	513.0	1.6	.3	.8
Aluminum Products	304.7	290.9	13.8	4.7	4.9
Industrial Materials	379.8	434.0	(54.2)	(12.5)	(12.1)
Specialized Products	376.5	321.6	54.9	17.1	(1.2)

Total	$2,969.1	$2,839.8	$129.3	4.6	1.6

			Change in EBIT		EBIT Margins
	Six Months ended June 30, 2006 EBIT	Six Months ended June 30, 2005 EBIT	$	%	Six Months ended June 30, 2006 EBIT	Six Months ended June 30, 2005 EBIT
Residential Furnishings	$119.5	$103.9	$15.6	15.0	8.6%	8.1%
Commercial Fixturing & Components	32.0	29.4	2.6	8.8	6.2%	5.7%
Aluminum Products	31.1	23.4	7.7	32.9	10.2%	8.0%
Industrial Materials	30.8	54.0	(23.2)	(43.0)	8.1%	12.4%
Specialized Products	16.1	21.1	(5.0)	(23.7)	4.3%	6.6%
Intersegment eliminations	(.3)	(6.8)	6.5
LIFO	(2.0)	20.0	(22.0)

Total	$227.2	$245.0	$(17.8)	(7.3)	8.2%	9.4%

Residential Furnishings

Total sales increased $113.2 million, with acquisitions (net of divestitures) contributing $99 million of the increase, and restructuring activity reducing sales by $27 million. Same location sales increased 3.0% due to inflation. Demand trends were mixed in the segment. Bedding volume was soft, but upholstered furniture components experienced continued growth. In addition, the pass through of significant inflation in chemical costs over the past year led to higher sales in our foam operations.

EBIT (earnings before interest and income taxes) increased $15.6 million over the prior year, due to higher sales and operating improvements, partially offset by higher energy costs and restructuring-related expenses of $11.3 million.

Commercial Fixturing & Components

Total sales increased $1.6 million for the six months, with .8% increase in same location sales growth offset by a restructuring-related reduction of $4 million in sales. EBIT increased $2.6 million, or 8.8%, with gains from operational improvements and higher same location sales partially offset by restructuring-related costs of $1.7 million.

Aluminum Products

Total sales for the six months increased $13.8 million. There have been no acquisitions within the last 12 months. Higher sales resulted from a combination of inflation and volume growth. Aluminum and zinc costs increased significantly during the first half of 2006, but the pricing arrangements we have with our customers allowed for a timely pass-through of these higher costs.

EBIT increased $7.7 million, as gains from higher sales and operational improvements were partially offset by higher energy expenses and start up costs (as anticipated) at the new die-casting facility in Auburn, Alabama.

Industrial Materials

Total sales decreased $54.2 million during the first six months of 2006, due to both lower unit volume and selling price declines. There have been no acquisitions within the last 12 months. Volume in our wire and tubing operations decreased reflecting softness in the bedding and automotive industries.

EBIT declined $23.2 million, as a result of lower revenue, higher scrap steel costs, equipment start-up costs at our steel rod mill, increased energy and transportation costs, and restructuring-related expenses of $.8 million.

Specialized Products

Total sales for the six months increased $54.9 million. Acquisitions (net of divestitures) contributed $66 million to sales. Same location sales declined during the period, primarily in automotive and machinery. The declines in automotive reflect softness in North America, particularly in larger vehicles that contain more seats with higher-end features. Lower machinery volume reflects reduced spending by bedding manufacturers as well as our own operations in response to soft bedding demand over the past year. The amount of orders for our machinery is improving, and we expect volume to increase in the coming quarters.

EBIT declined $5.0 million, due primarily to reduced same location sales, currency exchange rates, and restructuring-related costs of $4.5 million.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

Our priorities for use of cash, in order of importance, are:

•	Finance internal growth and acquisitions

•	Pay dividends and extend our record of annual increases

•	Repurchase our stock

Our operations provide much of the cash required to fund these priorities. In 2005, we also increased net debt and used excess cash to fund a portion of these items, including higher levels of acquisitions and share repurchases. Our long-term goal is to have net debt as a percent of net capital in the 30%-40% range while maintaining our longstanding “single A” debt rating. Net debt to net capital has increased from 21.9% at the beginning of 2005 to 28.4% as of June 30, 2006.

Uses of Cash

Finance Growth

We use cash to fund growth, both internally through capital expenditures and externally through acquisitions.

Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. We expect 2006 capital spending to approximate $175 million, compared to 2005 which totaled $164.2 million.

Acquisitions add to our business by expanding our markets, product lines, or manufacturing capabilities. Our level of spending increased 28.6% in the first six months of 2006 compared to the same period of 2005. Cash used for acquisitions for the remainder of the year will vary depending on the timing of opportunities.

Pay Dividends

Our second quarter 2006 dividend was 6% higher than in 2005 and, annualized, extends Leggett’s string of consecutive annual dividend increases to 35 years. Over the last three years, dividends have grown at an 8% compound annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. We’ve been well above those levels in recent years, but as earnings grow, we expect to move back toward that target.

Repurchase Stock

In 2005, the Company used $227 million to purchase 10.3 million shares of its stock, considerably more than in any previous year. The cost, on average, was about $23 per share. Shares outstanding declined by 8.3 million shares, or 4.3%, to 182.6 million shares at year end. During the second quarter of 2006, the Company purchased an additional 1.7 million shares of its stock; this was partially offset by the issuance of .3 million shares through benefit plans. During the first half of 2006, the Company purchased a total of 2.7 million shares. Shares outstanding have declined to 180.8 million as of June 30, 2006, a 4.1% decrease versus the 188.6 million shares that were outstanding twelve months earlier. Share repurchases should be lower in 2006 (versus 2005), in part because we do not expect as large an increase in our net debt levels.

As we first mentioned in September 2004, we planned to increase our net debt levels toward the lower end of our targeted range and use the cash to fund growth, pay dividends, and repurchase shares. Going forward, the cash available to repurchase shares will fluctuate each year with earnings, capital spending, and the pace of acquisitions. At a minimum, we typically repurchase shares to replace those issued for employee stock plans (approximately two million shares each year). Although no specific repurchase schedule has been established, we have been authorized by the Board of Directors to repurchase up to 10 million shares in 2006.

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the first half of 2006 was $217 million, a 38% improvement over last year primarily due to our ongoing working capital initiatives. Inventory levels increased in the first quarter of 2005 due largely to an inventory restocking following an intentional reduction of year-end 2004 inventory levels in response to higher steel costs. That rebuild did not recur in the first six months of 2006, as inventory levels remained relatively flat compared to year-end 2005 levels.

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

Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at June 30, 2006 and December 31, 2005.

(Dollar amounts in millions)	June 30, 2006	December 31, 2005
Long-term debt outstanding:
Scheduled maturities	$893.6	$921.6
Average interest rates*	4.8%	5.0%
Average maturities in years*	7.9	7.8
Revolving credit/commercial paper	138.6	—

Total long-term debt	1,032.2	921.6
Deferred income taxes and other Liabilities	161.7	144.0
Shareholders’ equity	2,327.8	2,249.0

Total capitalization	$3,521.7	$3,314.6

Unused committed credit:
Long-term	$261.4	$400.0
Short-term	—	—

Total unused committed credit	$261.4	$400.0

Current maturities of long-term debt	$50.7	$98.6

Cash and cash equivalents	$94.8	$64.9

Ratio of earnings to fixed charges**	6.7x	6.7x

*	Including current maturities and excluding commercial paper.

**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at June 30, 2006 and December 31, 2005. We show this calculation in two ways:

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

(Amounts in millions)	June 30, 2006	December 31, 2005
Debt to total capitalization:
Long-term debt	$1,032.2	$921.6
Current debt maturities	50.7	98.6
Cash and cash equivalents	(94.8)	(64.9)

Net debt	$988.1	$955.3

Total Capitalization	$3,521.7	$3,314.6
Current debt maturities	50.7	98.6
Cash and cash equivalents	(94.8)	(64.9)

Net capitalization	$3,477.6	$3,348.3

Long-term debt to total capitalization	29.3%	27.8%
Net debt to net capitalization	28.4%	28.5%

Total debt (which includes long-term debt and current debt maturities) was higher than year-end 2005 levels. Approximately $75 million in notes matured during the second quarter of 2006; however this amount was more than offset by commercial paper borrowings in the amount of $138.6 million that remained outstanding at the end of the quarter.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at June 30, 2006 of 9.0 years, and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $400 million in commercial paper through a program that is backed by a $400 million, five year revolving credit commitment. We expect any commercial paper issued under this agreement to be classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At June 30, 2006, $138.6 million in commercial paper was outstanding.

Considering both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations and take advantage of growth opportunities.

Most of our debt has fixed repayment dates. At June 30, 2006, this debt consisted primarily of term notes. Our term notes and public debt currently carry a Moody’s rating of A2 and a Standard & Poor’s rating of A+. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1. We have maintained a single A rating on our debt for over a decade.

ADOPTION OF SFAS 123(R) AND COMPENSATION COST NOT YET RECOGNIZED

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123R) which clarifies and expands the provisions of SFAS 123 “Accounting of Stock-Based Compensation.” The Company adopted SFAS 123R using the modified-prospective method and, as such, results for prior periods have not been restated. Because the Company had previously adopted, as of January 1, 2003, the fair value recognition provisions of SFAS 123 under the prospective transition method, the adoption of SFAS No. 123R did not have a significant effect on the first six months of 2006 results, nor is it expected to have a significant effect on future periods. In addition, the impact to the cash flow statement is immaterial. No modifications have been made to options granted prior to the adoption of SFAS 123R, nor have we made any changes in the valuation methods from those used under SFAS 123. As of June 30, 2006, the unrecognized cost of non-vested stock-based compensation was $12.6 million, and relates to non-vested stock options. Essentially all of this amount is expected to be recognized over a weighted-average period of 1.5 years.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of analyzing FIN 48 as it applies to the Company’s operations and presumes that the adoption of FIN 48 is likely to have a significant impact on our financial reporting and disclosures.

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

Interest Rates

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its carrying value by $78.5 million at June 30, 2006, and less than its carrying value by $23.5 million at December 31, 2005. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2006 and December 31, 2005 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Exchange Rates

The Company occasionally hedges firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge any such transactions is made on a case-by-case basis.

The amount of forward contracts outstanding at June 30, 2006 was approximately $38.0 million (primarily composed of $20.5 million Pay USD/Receive MXN; $14.6 million Pay USD/Receive CAD; and $.9 million Pay AUD/Receive USD). These contracts are primarily used to hedge certain expected Mexican peso needs of our U.S. based subsidiaries for fiscal 2006, the receipt of certain USD receivables in Canada, and USD payables in Australia.

The Company views its investment in foreign subsidiaries as a long-term commitment, and, except for the cross-currency swap agreement disclosed below, does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $821.7 million at

June 30, 2006, compared to $780.8 million at December 31, 2005. The increase in net investment was due primarily to increased capital contributions to certain subsidiaries in Western Europe and China.

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

During the first six months of 2006, the Company paid interest of $.7 million on the CHF portion and received interest of $1.0 million on the USD portion of the agreement. At June 30, 2006, the unrealized loss recorded in other comprehensive income on the cross-currency swap was approximately $1.5 million, net of tax.

Commodity Price

At June 30, 2006, approximately $24.2 million of natural gas forward contracts were outstanding at an average price of $8.27 per mmbtu. On June 30, 2006 the Company had contracts hedging approximately 55% to 70% of its anticipated monthly natural gas consumption for the 6-month period beginning July 2006, approximately 20% of its anticipated monthly consumption for calendar 2007, and approximately 5% to 15% of its anticipated monthly consumption for 2008. At June 30, 2006, the total unrealized gain recorded in other comprehensive income on natural gas contracts was approximately $.1 million, net of tax.

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

•	our ability to pass along raw material cost increases to our customers through increased selling prices and our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods because of increased raw materials costs

•	price and product competition from foreign (particularly Asian) and domestic competitors

•	our ability to capture anticipated savings from our Restructuring Plan, and maintain market share within the affected operations

•	our ability to improve operations and realize cost savings (including our ability to improve the profitability of the Fixture & Display group)

•	a significant decline in the long-term outlook for any given reporting unit (particularly our Fixture & Display group) that could result in goodwill impairment

•	future growth of acquired companies

•	our ability to increase debt and maintain our current public debt and commercial paper credit ratings

•	our ability to bring start up operations on line as budgeted in terms of expense and timing

•	litigation risks, including litigation regarding product liability and warranty, intellectual property and workers compensation expense

•	risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products or trends in business capital spending

Furthermore, we have made and expect to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

This MD&A contains a disclosure on page 31 of the security ratings of the Company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending June 30, 2006 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2006, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief

Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the second quarter of 2005, the Company began the rollout of a redesigned procurement process. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and an on-going process of monitoring and evaluation. Approximately twenty percent of the Company’s operations in the United States and Canada were converted as of June 30, 2006. Based upon our experience converting the initial branches, the Company anticipates that 30% to 40% of United States and Canada branches will be converted in 2006. The rollout is expected to be completed by the end of 2007.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 7 to the Company’s Consolidated Condensed Financial Statements included in Item 1 to this Report and found on page 7 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

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

The price increases in the steel market during 2004 led to an above average spread between scrap costs and rod prices. This spread continued throughout 2005, enhancing the earnings of our rod mill. Steel costs began to increase in the second quarter of 2006, and are expected to be higher in the third quarter. We expect that the spread between the price of steel rod and steel scrap will narrow in 2006. If this occurs, it will negatively impact our results of operations.

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

In some cases, our higher priced components were replaced with lower priced components. This has impacted our Residential Furnishings product mix and decreased profit margins. We expect this to continue to be an issue in 2006 and could negatively impact our results of operations.

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

Volume in our Fixture & Display group is relatively stable in comparison with last year. Though still not at desired levels, second quarter profit margins improved sequentially and over the same period last year. However, earnings must continue to improve appreciably from current levels or further restructuring may be initiated.

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

In 2006, higher energy prices have impacted consumer demand in certain markets. Bedding demand has been soft in recent quarters, and we believe this is partially due to the impact higher gas prices are having on the consumer. Higher energy costs leave less disposable income available to purchase products that contain our components. Our inability to respond to these cost increases (by raising selling prices) could negatively affect our operating results.

We have exposure to economic factors that may affect market demand for our products.

As a supplier of products to a variety of industries, we are adversely affected by general economic downturns. Our operating performance is heavily influenced by market demand for our components and products. This market demand is impacted by many broad economic factors, including consumer confidence, employment levels, housing turnover, energy costs and interest rates. These factors influence consumer spending on durable goods, and therefore drive demand for our components and products. Higher energy costs may impact consumer demand for our products. As consumers pay more for fuel and utilities, they have less disposable income available to purchase products that contain our components. Some of these factors also influence the level of business spending on facilities and equipment, which impacts approximately one quarter of our sales. Significant changes in these economic factors may negatively impact the demand for our products and our results of operations. Currently, demand in the majority of our markets is relatively stable.

Our assets are subject to potential goodwill impairment.

A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of June 30, 2006, goodwill and other intangible assets represented approximately $1.3 billion, or 30.8% of our total assets. We test goodwill and other assets for impairment annually and whenever events or circumstances indicate an impairment may exist. We could be required to recognize reductions in our net income caused by the impairment of goodwill and other intangibles, which, if significant, could materially and adversely affect our results of operations.

As disclosed above, our Fixture & Display group has experienced deterioration in profitability compared to historical levels. We expect that the Restructuring Plan will lead to improved earnings in the Fixture & Display group. About $280 million of goodwill is associated with the Fixture & Display group. If our earnings in this group do not improve, a goodwill impairment charge against earnings may be required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
April 2006	110,700	$25.69	94,479	9,043,847
May 2006	1,101,550	$25.95	1,092,831	7,951,016
June 2006	557,587	$25.21	551,553	7,399,463

Total	1,769,837	$25.70	1,738,863

(1)	The shares purchased include 30,974 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.

(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 10, 2006. In connection with this meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of 12 directors, (2) the ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006, and (3) to vote on a shareholder proposal requesting the addition of sexual orientation to the Company’s written non-discrimination policy. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for directors listed in the proxy statement were elected to hold office until the next annual meeting of shareholders or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Raymond F. Bentele	163,495,790	1,500,569
Ralph W. Clark	163,655,110	1,341,249
Harry M. Cornell, Jr.	163,191,136	1,805,223
Robert Ted Enloe, III	163,510,574	1,485,785
Richard T. Fisher	163,517,265	1,479,094
Karl G. Glassman	163,244,036	1,752,323
David S. Haffner	163,193,618	1,802,741
Joseph W. McClanathan	163,621,263	1,375,096
Judy C. Odom	163,623,878	1,372,481
Maurice E. Purnell, Jr.	163,516,650	1,479,709
Phoebe A. Wood	163,553,336	1,443,023
Felix E. Wright	163,394,165	1,602,194

2.	The ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
163,365,710	669,255	961,394

3.	A shareholder proposal requesting the addition of sexual orientation to the Company’s written non-discrimination policy was defeated with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER “NON-VOTES”
34,327,654	104,488,528	4,621,722	21,558,455

ITEM 5.	OTHER INFORMATION

Amendment of Credit Agreement

On July 31, 2006 the Company entered into a First Amendment to Credit Agreement, which amended its $400 million multi-currency revolving credit agreement, dated August 5, 2005, with all of the banking institutions listed below.

The term of the Credit Agreement was extended one year from July 31, 2010 to July 31, 2011. The Company may extend the term beyond this date for successive one year periods with the written consent of the banking institutions. If banking institutions holding 25% or less of the Revolving Exposure and unused Commitments (each as defined in the Credit Agreement) reject the extension request, then the Company may terminate the participation of each rejecting bank, or request that each rejecting bank assign its interest to a bank selected by the Company and approved by JPMorgan Chase Bank, as administrative agent under the Agreement.

In addition, the Credit Agreement has been amended to exclude the undrawn amount of all letters of credit for the account of the Company and its subsidiaries from the definitions of “Funded Debt”, “Short-Term Debt” and “Total Indebtedness.”

Below is an alphabetical listing of the respective commitments of the participating banking institutions under the Credit Agreement.

	Banking Institutions	Revolving Credit Commitment
1.	Arvest Bank	$10,000,000
2.	Bank of America, N.A.	$30,000,000
3.	Barclays Bank PLC	$45,000,000
4.	JPMorgan Chase Bank, N.A.	$45,000,000
5.	LaSalle Bank, National Association	$25,000,000
6.	SunTrust Bank	$30,000,000
7.	The Bank of New York	$25,000,000
8.	Toronto Dominion (Texas) LLC	$25,000,000
9.	UMB Bank, N.A.	$30,000,000
10.	U.S. Bank, National Association	$45,000,000
11.	Wachovia Bank, National Association.	$45,000,000
12.	Wells Fargo Bank, National Association	$45,000,000

		$400,000,000

The foregoing is only a summary of certain terms and conditions of the Amendment and is qualified in its entirety by reference to the Amendment itself which is attached as Exhibit 10.1 hereto and is incorporated herein by reference. Reference is made to the Credit Agreement which was filed August 9, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K. The Credit Agreement is incorporated herein by reference.

The listed banks and /or their affiliates have provided from time to time, and may continue to provide commercial banking and related services, as well as investment banking, financial advisory and other services to us and our affiliates, for which we have paid, and intend to pay customary fees, and, in some cases, out-of-pocket expenses.

Because this Quarterly Report on Form 10-Q is being filed within four business days from July 31, 2006, the Amendment is being disclosed hereunder rather than under Item 1.01 of Form 8-K.

Management Promotions

The Company recently promoted two executives. Paul R. Hauser, Senior Vice President, was made President of the Residential Furnishings Segment and Dennis S. Park was promoted to Senior Vice President of the Company, and President of the Commercial Fixturing & Components Segment.

ITEM 6.	EXHIBITS

Exhibit 10.1	–	First Amendment to Credit Agreement, dated July 31, 2006, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named herein.

Exhibit 10.2	–	Credit Agreement, dated August 5, 2005, among the Company, Wachovia Bank, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed August 9, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

Exhibit 10.3	–	David S. Haffner Employment Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

Exhibit 10.4	–	David S. Haffner Severance Benefit Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

Exhibit 10.5	–	Karl G. Glassman Employment Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

Exhibit 10.6	–	Karl G. Glassman Severance Benefit Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

Exhibit 10.7	–	Summary Sheet for Executive Cash Compensation, filed May 10, 2006 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

Exhibit 10.8	–	Summary Sheet of Director Compensation, filed May 16, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

Exhibit 12	–	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	–	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.

Exhibit 31.2	–	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.

Exhibit 32.1	–	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.

Exhibit 32.2	–	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 3, 2006	By:	/s/ DAVID S. HAFFNER
David S. Haffner President and Chief Executive Officer

DATE: August 3, 2006	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	First Amendment to Credit Agreement, dated July 31, 2006, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named herein.

10.2	Credit Agreement, dated August 5, 2005, among the Company, Wachovia Bank, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed August 9, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.3	David S. Haffner Employment Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.4	David S. Haffner Severance Benefit Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.5	Karl G. Glassman Employment Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.6	Karl G. Glassman Severance Benefit Agreement, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.7	Summary Sheet for Executive Cash Compensation, filed May 10, 2006 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.8	Summary Sheet of Director Compensation, filed May 16, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2006.