Form 10-Q
period 2006-09-30
LEGGETT & PLATT INC
filed 2006-11-02
CIK 58492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

Common stock outstanding as of October 25, 2006: 178,988,488

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$94.1	$64.9
Accounts and other receivables	968.3	868.4
Allowance for doubtful accounts	(22.2)	(20.8)
Inventories, net	806.9	767.1
Other current assets	100.6	83.7

Total current assets	1,947.7	1,763.3
NET PROPERTY, PLANT & EQUIPMENT	962.5	971.1
OTHER ASSETS
Goodwill	1,144.7	1,102.5
Other intangibles, less accumulated amortization of $43.5 in 2006 and $31.3 in 2005	168.4	133.5
Sundry	90.7	82.2

Total other assets	1,403.8	1,318.2

TOTAL ASSETS	$4,314.0	$4,052.6

CURRENT LIABILITIES
Current maturities of long-term debt	$51.0	$98.6
Accounts payable	287.8	254.2
Accrued expenses	296.1	279.3
Other current liabilities	127.1	105.9

Total current liabilities	762.0	738.0
LONG-TERM DEBT	1,048.7	921.6
OTHER LIABILITIES	88.7	84.6
DEFERRED INCOME TAXES	67.9	59.4
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	486.2	464.4
Retained earnings	2,231.6	2,093.1
Accumulated other comprehensive income	90.5	66.3
Treasury stock	(463.6)	(376.8)

Total shareholders’ equity	2,346.7	2,249.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,314.0	$4,052.6

See accompanying notes to consolidated condensed financial statements.

The December 31, 2005 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2006	2005	2006	2005
Net sales	$4,194.9	$3,959.7	$1,414.6	$1,348.6
Cost of goods sold	3,439.8	3,266.0	1,156.0	1,133.5

Gross profit	755.1	693.7	258.6	215.1
Selling and administrative expenses	370.2	346.7	120.6	115.8
Other expense, net	19.9	14.4	.2	11.7

Earnings before interest and income taxes	365.0	332.6	137.8	87.6
Interest expense	40.9	33.9	14.0	11.9
Interest income	4.9	4.8	1.3	1.9

Earnings before income taxes	329.0	303.5	125.1	77.6
Income taxes	98.7	97.5	41.1	23.6

NET EARNINGS	$230.3	$206.0	$84.0	$54.0

Earnings Per Share
Basic	$1.23	$1.06	$.45	$.28
Diluted	$1.23	$1.06	$.45	$.28
Cash Dividends Declared
Per Share	$.50	$.47	$.17	$.16
Average Shares Outstanding
Basic	186.7	194.0	185.6	193.0
Diluted	187.4	195.1	186.3	193.8

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2006	2005
OPERATING ACTIVITIES
Net Earnings	$230.3	$206.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	118.3	120.2
Amortization	13.6	6.7
Asset impairment	3.7	9.7
(Gain) from sales of assets	(8.9)	(4.0)
Deferred income tax benefit	(1.2)	(14.2)
Stock-based compensation	36.5	32.2
Other	3.4	3.9
Other changes, excluding effects from purchase of companies
(Increase) in accounts and other receivables	(86.5)	(89.1)
(Increase) in inventories	(34.8)	(53.2)
(Increase) decrease in other current assets	(15.7)	5.0
Increase in accounts payable	25.5	38.9
Increase in accrued expenses and other current liabilities	24.8	42.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	309.0	304.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(125.8)	(115.5)
Purchases of companies, net of cash acquired	(68.4)	(57.1)
Proceeds from sales of assets	19.2	10.1
Other	4.1	(2.6)

NET CASH USED FOR INVESTING ACTIVITIES	(170.9)	(165.1)
FINANCING ACTIVITIES
Additions to debt	172.0	221.8
Payments on debt	(88.5)	(386.2)
Dividends paid	(90.1)	(88.0)
Issuances of common stock	7.2	8.9
Purchases of common stock	(112.8)	(132.0)
Other	.3	—

NET CASH USED FOR FINANCING ACTIVITIES	(111.9)	(375.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.0	(3.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29.2	(239.5)
CASH AND CASH EQUIVALENTS - January 1,	64.9	491.3

CASH AND CASH EQUIVALENTS - September 30,	$94.1	$251.8

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on the Company’s financial reporting and disclosures.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109). Specifically, FIN 48 changes the application of SFAS No. 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is still in the process of analyzing the impact of FIN 48, however we do not believe that the adoption of FIN 48 will have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2.	NEW ACCOUNTING STANDARDS (continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 will require the Company to recognize the funded status of each of its defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize in other comprehensive income any change in funded status that occurred during the year and was not reflected in net income (the recognition provisions). SFAS 158 does not change how pensions and other postretirement benefits plans are accounted for and reported in the income statement. The recognition provisions of SFAS 158 are effective for the Company beginning with its December 31, 2006 balance sheet. SFAS 158 will also require the Company to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company currently uses September 30 as the measurement date for most of its plans.

Based on the funded status of the Company’s plans as of their 2005 measurement dates, the impact of adopting SFAS 158 would be as follows:

Increase (Decrease)
Other Long-Term Assets	$(28)
Other Long-Term Liabilities	11
Long-Term Deferred Income Taxes	(15)
Accumulated Other Comprehensive Income	(24)

The actual impact will depend on changes from last year in the plans’ fair values of assets and the accumulated benefit obligations as of their respective 2006 measurement dates.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) which expresses the staff’s views regarding quantifying the effects of financial statement errors. Currently, the two methods most commonly used to quantify misstatements are the “rollover” method (which focuses primarily on the impact of misstatements on the current period income statement) and the “iron curtain” method (which focuses primarily on the cumulative effect of misstatements on the balance sheet). SAB 108 requires companies to consider both the rollover and iron curtain methods (a dual approach) when evaluating the materiality of financial statement errors. SAB 108 is effective for the Company beginning with its December 31, 2006 annual financial statements. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.	INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	September 30, 2006	December 31, 2005
At FIFO cost
Finished goods	$396.7	$391.2
Work in process	107.2	97.7
Raw materials and supplies	370.7	341.9

	874.6	830.8
LIFO reserve	(67.7)	(63.7)

	$806.9	$767.1

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

4.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	September 30, 2006	December 31, 2005
Property, plant and equipment, at cost	$2,322.4	$2,280.7
Less accumulated depreciation	(1,359.9)	(1,309.6)

	$962.5	$971.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5.	COMPREHENSIVE INCOME

The following table recaps Comprehensive Income/(Loss) for the periods presented and the composition of Accumulated Other Comprehensive Income as recorded in the Consolidated Condensed Balance Sheets for the periods presented.

	Comprehensive Income/(Loss)		Accumulated Other Comprehensive Income
	For the Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	At Sept. 30, 2006	At December 31, 2005
Foreign currency translation adjustments	$29.5	$(9.7)	$100.8	$71.3
Fair market value of natural gas hedges	(5.1)	5.5	(1.6)	3.5
Minimum pension liability adjustments	(.2)	.1	(8.7)	(8.5)

	$24.2	$(4.1)	$90.5	$66.3

Net earnings	230.3	206.0

Comprehensive income	$254.5	$201.9

	Comprehensive Income/(Loss)		Accumulated Other Comprehensive Income
	For the Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	At Sept. 30, 2006	At June 30, 2006
Foreign currency translation adjustments	$3.2	$13.9	$100.8	$97.6
Fair market value of natural gas hedges	(1.7)	5.5	(1.6)	.1
Minimum pension liability adjustments	—	—	(8.7)	(8.7)

	$1.5	$19.4	$90.5	$89.0

Net earnings	84.0	54.0

Comprehensive income	$85.5	$73.4

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	186.7	194.0	185.6	193.0

Net earnings	$230.3	$206.0	$84.0	$54.0

Earnings per share - basic	$1.23	$1.06	$.45	$.28

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	186.7	194.0	185.6	193.0
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.7	1.1	.7	.8

	187.4	195.1	186.3	193.8

Net earnings	$230.3	$206.0	$84.0	$54.0

Earnings per share - diluted	$1.23	$1.06	$.45	$.28

Of the total 13.0 million shares issuable under employee and non-employee stock options as of September 30, 2006, 3.7 million were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. As of September 30, 2005, 1.4 million of the 11.8 million option shares then issuable were similarly excluded.

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

The CVD and AD tariff rates are determined by Commerce on an annual basis, with the actual final rate established at the end of each rate period via an annual review process. Based upon the results of the first and second administrative reviews, the Company’s combined duty rates were finalized by Commerce at rates lower than the rates on which the Company had based its deposit payments. As such, in 2005 the Company recorded $4.8 as a receivable and a partial reversal of the previously recorded expense representing the difference between the deposit rates and final rates.

The final rate determinations of both the first and second administrative reviews were appealed to the Court of International Trade by both Canadian and U.S. interests. In addition, the Canadian government and other Canadian companies appealed the ITC’s 2002 injury determination in a separate appeal under the North American Free Trade Agreement.

On April 27, 2006, the U.S. and Canada jointly announced that they had reached an agreement on the “core terms” of a potential accord which would settle this dispute and on October 12, 2006, the Canada-United States Softwood Lumber Agreement (the “Agreement”) officially entered into force. As a result, Commerce retroactively revoked the AD and CVD orders without the possibility of reinstatement and ordered the U.S. Customs Department to cease collecting cash duty deposits. The terms of the Agreement include the return of 81% of the duty deposits which have been paid to date plus interest. Although the duties were imposed and collected by the United States, the scheduled refund of those duties will be executed by the government of Canada where certain legislative details have yet to be fully completed. While we are reasonably confident that we will receive the refunds contemplated by the Agreement, and the government of Canada has indicated it expects to disburse the agreed upon refunds no later than December 2006, we intend to recognize the duty refund when the payment has been received or all of the Agreement’s technical and legislative requirements have been fully met. As of September 30, 2006, the Company has paid a total of $22.3 of countervailing duty and anti-dumping duty deposits. Under the terms of the Agreement, the Company is entitled to a refund of $17.9 plus an estimated $2.8 in interest. As noted above, to date we have recorded a refund receivable for $4.8 of this amount.

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

A summary of segment results for the three and nine months periods ended September 30, 2006 and 2005 are shown in the following tables. Segment figures for 2005 have been restated for an organizational change, effective January 1, 2006, that moved van upfitting operations from Commercial Fixturing & Components to Specialized Products and a small Office Components operation from Specialized Products to Commercial Fixturing & Components.

The impact of this organizational change on reported results for the nine months ended September 30, 2005 was to move $67.1 of external sales and ($1.1) of EBIT from the Commercial Fixturing & Components segment to the Specialized Products segment. In addition, for the nine month period ended September 30, 2005, intersegment sales for Commercial Fixturing & Components increased $7.4, resulting in a net reduction in total Commercial Fixturing & Components sales of $59.7. Intersegment sales for Specialized Products decreased $3.0, resulting in a net increase of $64.1 in total Specialized Products sales.

The impact of the organizational change on reported results for the third quarter ended September 30, 2005 was to move $24.2 of external sales and $.6 of EBIT from the Commercial Fixturing & Components segment to the Specialized Products segment. In addition, for the quarter ended September 30, 2005, intersegment sales for Commercial Fixturing & Components increased $3.5, resulting in a net reduction in total Commercial Fixturing & Components sales of $20.7. Intersegment sales for Specialized Products decreased $1.1, resulting in a net increase of $23.1 in total Specialized Products sales.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended Sept. 30, 2006
Residential Furnishings	$2,091.0	$17.8	$2,108.8	$205.1
Commercial Fixturing & Components	794.3	10.2	804.5	53.6
Aluminum Products	422.1	11.0	433.1	38.4
Industrial Materials	366.2	204.4	570.6	47.0
Specialized Products	521.3	34.4	555.7	24.3
Intersegment eliminations	—	—	—	.6
Change in LIFO reserve	—	—	—	(4.0)

	$4,194.9	$277.8	$4,472.7	$365.0

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended Sept. 30, 2005
Residential Furnishings	$1,923.1	$17.7	$1,940.8	$136.5
Commercial Fixturing & Components	809.9	15.9	825.8	47.8
Aluminum Products	394.8	11.9	406.7	24.9
Industrial Materials	400.2	246.9	647.1	77.9
Specialized Products	431.7	42.9	474.6	26.1
Intersegment eliminations	—	—	—	(6.6)
Change in LIFO reserve	—	—	—	26.0

	$3,959.7	$335.3	$4,295.0	$332.6

Quarter ended Sept. 30, 2006
Residential Furnishings	$710.7	$4.6	$715.3	$85.6
Commercial Fixturing & Components	286.8	3.1	289.9	21.6
Aluminum Products	124.4	4.0	128.4	7.3
Industrial Materials	124.5	66.3	190.8	16.2
Specialized Products	168.2	11.0	179.2	8.2
Intersegment eliminations	—	—	—	.9
Change in LIFO reserve	—	—	—	(2.0)

	$1,414.6	$89.0	$1,503.6	$137.8

Quarter ended Sept. 30, 2005
Residential Furnishings	$654.3	$6.2	$660.5	$32.6
Commercial Fixturing & Components	306.7	6.1	312.8	18.4
Aluminum Products	111.7	4.1	115.8	1.5
Industrial Materials	137.8	75.3	213.1	23.9
Specialized Products	138.1	14.9	153.0	5.0
Intersegment eliminations	—	—	—	.2
Change in LIFO reserve	—	—	—	6.0

	$1,348.6	$106.6	$1,455.2	$87.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.	SEGMENT INFORMATION (continued)

Average asset information for the Company’s segments at September 30, 2006 and December 31, 2005 is shown in the following table. As a result of the organizational change discussed above, $84.5 of the December 31, 2005 average asset balance was moved from the Commercial Fixturing & Components segment to the Specialized Products segment.

	September 30, 2006	December 31, 2005
Assets
Residential Furnishings	$1,593.3	$1,504.4
Commercial Fixturing & Components	867.8	885.4
Aluminum Products	424.8	387.2
Industrial Materials	305.1	338.2
Specialized Products	719.1	614.7
Unallocated assets	272.6	218.9
Adjustment to period-end vs. average assets	131.3	103.8

	$4,314.0	$4,052.6

9.	STOCK-BASED COMPENSATION

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

The following table recaps the impact of stock-based compensation on the results of operations for the nine and three-month periods ended September 30, 2006:

	Nine Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2006
Amortization of the Grant Date Fair Value of Stock Options	$5.1	$1.7
Company Match in Stock-based Retirement Plans	6.0	2.0
Discounts on Common Stock and Stock Units	4.2	1.2

Total Stock-Based Compensation Expense	$15.3	$4.9

Recognized Tax Benefits	$6.0	$1.9

Stock-based Compensation Elected by Employees in Lieu of Cash Compensation	$20.6	$6.6

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional paid-in capital. The additional windfall tax benefit realized from exercises and conversions for the three and nine months ended September 30, 2006 were $.3 and $1.2, respectively.

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

Stock options and stock units are issued pursuant to the Company’s Flexible Stock Plan. At September 30, 2006, a total of 22,463,969 common shares were authorized for issuance under the Flexible Stock Plan. This amount represents 12,956,127 unexercised options, 2,563,881 outstanding stock units, and 6,943,961 shares that remain available for grant.

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

Stock Option Grants

The Company typically grants stock options annually on a discretionary basis to a broad group of employees and outside directors. Options generally become exercisable over 42 months in one-third increments beginning 18 months after the date of grant, have a maximum term of ten years, and are issued with exercise prices equal to the market price of Leggett common stock on the grant date. The Company’s non-employee stock options are not significant. During the first nine months of 2006, discretionary grants totaled 1.5 million options with an aggregate grant date fair value under the Black-Scholes method of $8.7.

Deferred Compensation Program

The Company offers a deferred compensation program under which key managers and outside directors may elect to receive stock options and/or stock units in lieu of cash compensation. Prior to the 2005 program year, options granted under the deferred compensation program were below market and had 15-year terms. Options granted for deferrals made after December 31, 2003, have a contractual term of ten years. Stock issued upon option exercise is immediately distributed. The conversion of stock units associated with any given year’s deferral must begin within 10 years of deferral and must be completed within 20 years of deferral. In 2005, the Company began to grant “at market” stock options instead of discount options under the program. Stock options under this program are granted in December of the year immediately prior to the year the compensation is earned. Options granted under the program vest as the associated compensation is earned and are exercisable beginning 15 months after the date of grant.

Stock units under this program are issued bi-weekly (when the compensation otherwise would have been paid) at a 20% discount to the market price of the Company’s common stock and immediately vest. Stock units earn dividends in the form of additional units at the same rate as cash dividends paid on the Company’s common stock. Dividend units are also issued at a 20% discount.

Cash compensation deferred during the first nine months of 2006 as either stock options or stock units totaled approximately $5.4, of which $1.5 related to bonuses accrued and expensed in 2005. In addition, approximately $1.2 of 2006 bonuses accrued and expensed in the first nine months are subject to employee deferral elections and will be paid in the form of stock options or stock units. Options and units associated with bonuses officially vest as of December 31 of the year earned. Approximately 393,000 stock options with a total grant date fair value of $2.2, and 110,000 stock units with a total grant date value of $2.7, were earned and vested during the first nine months under the Deferred Compensation Program. An additional 114,000 stock options with an aggregate grant date fair value of $.6, and 49,000 stock units with an aggregate value of $1.2, were earned and vested in association with 2005 bonuses that were distributed in the first quarter of 2006.

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

During the first nine months of 2006, a total of approximately $6.6 of employee contributions were made into these plans, including $.8 related to 2005 bonuses paid in 2006. The Company match expensed in the first nine months of 2006 totaled $6.0 and the discount expense on stock units was $1.4.

Discount Stock Plan

Under the Discount Stock Plan (DSP), eligible employees may purchase shares of Company common stock at 85% of the closing market price on the last business day of each month. Shares purchased by employees under the DSP during the first nine months of 2006 totaled 439,828 and were made at an average purchase price of $20.77 per share, net of the discount. In the first nine months of 2006, the total discount expense related to the DSP was approximately $2.0. Since inception of the DSP in 1982, a total of 19,723,876 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

COMPENSATION COST NOT YET RECOGNIZED

As of September 30, 2006, the unrecognized cost of non-vested stock-based compensation was $10.9, all of which relates to non-vested stock options. Of this amount, $.2 relates to the Deferred Compensation Program (the excess grant date fair value over the underlying compensation deferred) and is expected to be recognized in income evenly over the course of the current year. The remaining $10.7 relates to the grant date fair value of our discretionary stock option grants and is expected to be recognized over a weighted-average period of 1.25 years.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	STOCK-BASED COMPENSATION (continued)

STOCK OPTIONS

A summary of the Company’s employee stock option activity for the nine months ended September 30, 2006, is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at January 1, 2006	12,282,810	$16.75
Granted	1,525,261	23.12
Exercised	(729,872)	12.42
Expired	(40,474)	19.96
Forfeited	(248,468)	21.71

Outstanding at September 30, 2006	12,789,257	$17.65

Options vested & exercisable at September 30, 2006	9,396,295	$15.40

The total intrinsic value (market price in excess of exercise price) of options exercised during the three and nine months ended September 30, 2006 was $2.9 and $8.9, respectively, and the cash received from option exercises was $2.7 and $9.1, respectively.

Of the 12,789,257 total employee stock options outstanding at September 30, 2006, the following table summarizes those employee stock options that either have or are expected to vest (net of expected forfeitures). A portion of these options were granted in conjunction with the deferred compensation program under which employees elected to receive stock options in lieu of otherwise payable cash compensation.

	Options Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value*	Associated Employee- Deferred Compensation
$ .01 - $ .25	843,553	4.7	$.06	21,063,415	9,072,684
3.09 - 4.70	2,130,746	9.7	3.89	45,043,056	27,962,248
10.00 - 15.00	17,500	4.5	14.01	192,900	—
15.31 - 20.00	3,277,413	4.0	18.84	20,294,863	193,962
20.03 - 28.67	6,453,591	7.7	23.84	7,703,845	7,070,305

$ .01 - $28.67	12,722,803	6.9	$17.62	94,298,079	44,299,199

*	Number outstanding times the excess of the September 30, 2006 market price over the option exercise price.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	STOCK-BASED COMPENSATION (continued)

The following table summarizes employee stock options that are exercisable at September 30, 2006:

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ .01 - $ .25	843,553	4.7	$.06	21,063,415
3.09 - 4.70	2,130,746	9.7	3.89	45,043,056
10.00 - 15.00	17,500	4.5	14.01	192,900
15.31 - 20.00	3,225,590	3.9	18.83	19,984,224
20.03 - 28.67	3,178,906	6.6	23.71	4,209,553

$ .01 - $28.67	9,396,295	6.2	$15.40	90,493,148

The weighted-average per-share fair value of the options granted during the three and nine month periods ended September 30, 2006 was $5.03 and $5.68, respectively. The estimated grant date fair value of options is amortized to expense by the straight line method over the options’ total vesting period.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the three and nine months ended September 30, 2006 and 2005. Fair values were calculated using the Black-Scholes option pricing model.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Principal assumptions:
Risk-free interest rate	4.4%	3.7%	4.9%	4.0%
Expected life in years	6.7	5.9	6.0	4.0
Expected volatility (over expected life)	27.3%	25.0%	22.9%	23.7%
Expected dividend yield (over expected life)	3.2%	3.2%	3.2%	3.0%

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	STOCK-BASED COMPENSATION (continued)

STOCK UNITS

A summary of the status of stock units outstanding at September 30, 2006 and changes during the nine months then ended is presented below:

	Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2006	49,395	$24.67
Granted	580,397	24.02
Vested	(565,752)	24.00
Forfeited	(4,929)	25.40

Nonvested at September 30, 2006	59,111	$24.57

At September 30, 2006, there were 1,814,079 of fully vested stock units outstanding with an aggregate intrinsic value of $45.4. The intrinsic value of nonvested stock units, all of which relate to the Executive Stock Unit Program and are expected to vest, was $1.5 at September 30, 2006. The total intrinsic value of stock units converted to common stock during the three and nine months ended September 30, 2006 was $.1 and $1.1, respectively.

10.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at September 30, 2006 and 2005 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2006 employer contributions are not significantly different than the $2.1 previously reported at year-end 2005.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Components of Net Pension Expense
Service cost	$5.4	$3.7	$1.8	$1.3
Interest cost	9.0	7.7	3.0	2.5
Expected return on plan assets	(12.0)	(10.5)	(4.0)	(3.5)
Amortization of net transition asset	—	.2	—	—
Recognized net actuarial loss	2.0	.6	.6	.2

Net pension expense	$4.4	$1.7	$1.4	$.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the 2005 Closure and Consolidation Initiative described below, none of these initiatives has individually resulted in a material charge to earnings for any of the periods presented. Net of realized gains, we incurred $54.9 of restructuring-related costs in 2005, $10.4 in the first quarter of 2006, $6.1 in the second quarter of 2006, and $(4.6) in the third quarter of 2006. We expect to incur another $4.7 in the fourth quarter of 2006, bringing the total estimated net cost of recent restructuring activities to approximately $72, excluding any future gains on the sale of related assets.

The details regarding all of the Company’s net restructuring related costs for the periods presented are provided below.

Restructuring and other special charges for the three and nine months ended September 30, 2006 and September 30, 2005 were comprised of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Severance and other restructuring costs	$13.7	$4.3	$1.4	$1.2
Asset impairment charges	3.7	9.7	.6	9.2
Inventory obsolescence and other	1.6	7.2	(1.4)	5.7
(Gain) from sales of assets	(7.1)	—	(5.2)	—

Total restructuring & other special charges	$11.9	$21.2	$(4.6)	$16.1

2005 Closure and Consolidation Initiative

In September 2005, the Company launched a significant broad-based restructuring initiative to reduce excess capacity and improve performance in a number of its businesses. As a result, management identified 36 operations to be closed, consolidated or sold which currently constitute the “2005 Closure and Consolidation Initiative.” The Company’s current estimate of the charges it expects to incur in connection with this plan is $46.7, excluding any future gains on the sale of related assets. Of this amount, $40.3 was incurred in 2005 and $6.1 in the first nine months of 2006. The remaining $.3 is expected to be incurred in the fourth quarter of 2006.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

The following table contains, by each major type of cost associated with the 2005 Closure and Consolidation Initiative, the total amount of costs expected to be incurred and the cumulative amount incurred to date:

	Total Amount Incurred in 2005	Amount Incurred in the First Nine Mos. of 2006	Total Remaining Amount Expected to be Incurred	Total Amount Expected to be Incurred
Type of charge:
Employee termination costs	$8.4	$3.8	$—	$12.2
Contract termination costs	.8	.3	—	1.1
Other exit costs, primarily plant closure and asset relocation	2.7	4.4	.3	7.4

Total restructuring costs(1)	11.9	8.5	.3	20.7
Asset impairment charges (2)	16.0	3.5	—	19.5
Inventory obsolescence and other (3)	12.4	1.2	—	13.6
(Gain) from sales of assets	—	(7.1)	—	(7.1)

Total costs	$40.3	$6.1	$.3	$46.7

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Statement of Earnings in “Other expense, net.”

(2)	Asset impairment charges relate primarily to the write down of property, plant and equipment at the impacted facilities. These facilities include six in the Fixture & Display group; five in Bedding; four in Fabric, Foam & Fiber; four in Wire; three in Home Furniture & Consumer Products; two in Automotive; and one in Machinery. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”

(3)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold.”

Other than the inventory obsolescence and asset impairment charges, the costs associated with the 2005 Closure and Consolidation Initiative primarily represent cash charges. The Company currently anticipates that the remaining $.3 will be incurred by the end of 2006.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

The following table contains information, by segment, regarding the total amount of costs expected to be incurred in connection with the 2005 Closure and Consolidation Initiative and the amount incurred in the current year:

		Amounts Incurred in 2006
	Total Amount Incurred in 2005	Restructuring Charges	Asset Impairment Charges	Inventory Obsolescence and Other Charges (Gains)	Total Amount Incurred Year-to- Date 2006	Total Estimated Cost at Completion
Residential Furnishings	$15.9	$3.1	$3.1	$(3.8)	$2.4	$18.3
Commercial Fixturing & Components	14.6	1.9	—	(1.8)	.1	14.9
Aluminum Products	—	—	—	—	—	—
Industrial Materials	3.2	1.3	—	(1.0)	.3	3.6
Specialized Products	6.6	2.2	.4	.7	3.3	9.9

Total	$40.3	$8.5	$3.5	$(5.9)	$6.1	$46.7

At September 30, 2006, the accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2005	Additional Charges	Payments	Balance at September 30, 2006
Termination benefits	$6.7	$3.8	$(8.8)	$1.7
Contract termination costs	.7	.3	(.8)	.2
Other restructuring costs	1.4	4.4	(5.0)	.8

	$8.8	$8.5	$(14.6)	$2.7

All remaining payments relating to the 2005 Closure and Consolidation Initiative are expected to be paid in 2006.

Other Initiatives

Apart from the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives during the periods presented to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. For the full year 2005, the Company incurred $14.6 of costs for these various initiatives. In the first nine months of 2006, the Company incurred an additional $5.8, primarily composed of employee termination costs, which materially completed the other 2005 initiatives. The amount incurred year-to-date for restructuring activities initiated in 2006 is not material. The total cost remaining to complete current 2006 initiated activities is estimated to be approximately $4.4. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005	Quarter ended September 30, 2006	Quarter ended September 30, 2005
Charged to other expense, net:
Severance and other restructuring costs	$5.2	$4.3	$—	$1.2
Write-downs of property, plant & equipment	.2	—	—	—

	$5.4	$4.3	$—	$1.2

Charged to cost of goods sold:
Write-down of property, plant & equipment	$—	$.5	$—	$—
Inventory obsolescence and other	.4	2.0	—	.5

	$.4	$2.5	$—	$.5

Total of Other Initiatives	$5.8	$6.8	$—	$1.7

Restructuring liabilities at September 30	$1.0	$1.7	$1.0	$1.7

Adjustments of previously established liabilities relating to these activities have been negligible.

12.	INCOME TAX MATTERS

The Company’s reported 2006 third quarter and year-to-date consolidated effective tax rates were 32.8% and 30.0%, respectively. The year-to-date effective tax rate reflects the non-recurring benefit from a tax write-off of subsidiary stock reported in the second quarter. The Company’s 2005 annual consolidated effective tax rate was 29.5% and reflected a 2.6% non-recurring benefit related to a foreign entity restructuring and cash repatriation transaction. The Company’s 2006 annual and fourth quarter effective rates may differ from these recently reported rates due to such factors as the overall profitability of the Company, the mix of earnings among various taxing jurisdictions, the ongoing rationalization of certain operations, changes in valuation allowances for certain tax assets, and the effect of tax law changes.

13.	RECLASSIFICATIONS

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements and footnotes to conform to the current year presentation as follows:

In the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2005:

•	“Stock-based compensation” is now disclosed as a separate line item in the Operating Activities section. “Stock-based compensation” was previously included as a change in “Accrued expenses and other current liabilities” in the Operating Activities section.

•	“Asset impairment” and “(Gain) from sales of assets” are now presented as separate line items in the Operating Activities section. Previously these were both included in “Other” in the Operating Activities section.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

13.	RECLASSIFICATIONS (Continued)

In Footnote 8:

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

Aluminum Products: This segment has represented about 9% to 10% of total sales in the past two years, and provides die cast aluminum components for customers that manufacture many products including motorcycles, diesel and small engines, outdoor lighting fixtures, appliances, power tools, and consumer electronics, among others.

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

Demand in the North American bedding and automotive markets has been weak for most of the year, and recently has exhibited greater softness than previously anticipated. In contrast, market demand for our residential furniture components continues to be strong.

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

Higher raw material costs can lead our customers to modify certain product designs, changing the quantity and mix of our components in their finished goods. In some cases, customers will respond to inflationary pressures by replacing higher cost components with lower cost components. Such changes can impact product mix and reduce our profit margins.

Steel is our most significant raw material. For the past two years, unusual market conditions resulted in unsustainably high margins on our steel rod production. The global steel market has changed and year-to-date average rod margins have narrowed. While we expect the average spread for the year to be narrower than in 2005, scrap costs have been volatile and the spread is difficult to predict. In addition, wire prices are generally lower in certain other countries, leading to lower pricing for components made in those countries.

In 2005, we experienced significant inflation in chemicals, fibers, and resins (generally driven by changes in oil prices). These costs remained relatively flat for the first nine months of 2006, and the majority of the 2005 cost increases are now reflected in our selling prices.

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

We continuously monitor natural gas price trends and have hedged a portion of our natural gas requirements for the next three years. The details of those arrangements are discussed under ‘Derivative Financial Instruments’ (on page 38).

Higher energy prices can impact consumer demand in certain markets. Higher energy costs leave less disposable income available to purchase products that contain our components.

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

In some instances we have experienced increased price competition from Chinese bedding component manufacturers. This has primarily occurred with low-end commodity products. We have reacted to this competition by reducing prices and developing new products.

We face increasing pressure from foreign competitors as some of our customers source a portion of their components or finished products from Asia. When prices for key materials (such as steel, aluminum, and chemicals) are relatively level throughout the world, we can generally produce our components at a lower cost in the U.S. (because many of our products have low labor content). However, in instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At September 30, 2006, Leggett operated 12 facilities in China.

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

Restructuring and Asset Impairments

In the third quarter of 2006, we incurred restructuring-related and asset impairment charges of $.6 million. Offsetting this amount was $5.2 million in gains on sales of assets, resulting in a total net benefit of $4.6 million, compared to a net cost of $16.1 million in the third quarter of 2005. In the third quarter of 2005, we launched a significant broad-based restructuring project (Restructuring Plan) to reduce excess capacity and improve performance in a number of our businesses. We had maintained spare capacity for several years expecting market demand to increase, but that incremental demand had not materialized.

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

Total expenses (net of gains on asset sales) associated with these restructuring activities should approximate $72 million, of which about half will be non-cash charges. These expenses include the cost of plant closures (building cleanup and repair), equipment relocation, employee severance pay, asset impairment, inventory obsolescence, and similar items. We incurred $54.9 million of these costs in 2005 and $11.9 million in the first nine months of 2006. We expect to incur the remaining $4.7 million in fourth quarter 2006. The incurred amounts include gains on the sale of assets of $3.5 million in the fourth quarter of 2005 and $7.1 million in the first nine months of 2006. Total additional future gains from the sale of assets are currently estimated to range from $10 million to $20 million. Timing of the gains is uncertain and the actual amount realized could fall outside the range due to unknown factors and changes in circumstances.

(Dollar amounts in millions)	Amount	Cash	Non-Cash
2005 Closure & Consolidation Initiative Costs	$40.3	$13.6	$26.7
Costs related to other activity	14.6	9.8	4.8

2005 costs for Restructuring Plan	54.9	23.4	31.5
Total first quarter 2006 costs	10.4	7.9	2.5
Total second quarter 2006 costs	6.1	2.6	3.5
Third quarter 2006 costs incurred:
Restructuring charges	1.4
Asset impairment charges	.6
Inventory obsolescence and other costs	(1.4)
(Gains) from sales of assets	(5.2)

Total third quarter 2006 costs	(4.6)	(3.8)	(.8)
Remaining 2006 expected costs	4.7	4.7	—

Total anticipated Restructuring Plan costs	$71.5	$34.8	$36.7

Of the 36 facilities under the 2005 Closure and Consolidation Initiative, about half were in Residential Furnishings, one-quarter were in Commercial Fixturing & Components, and the remainder were in Industrial Materials and Specialized Products. These operations were generating total revenue of roughly $400 million per year. Most of this volume has shifted to other facilities, but a $90 million per year sales reduction occurred as we divested small, non-core operations and walked away from unprofitable business. The majority of this volume reduction occurred in the Residential and Commercial segments. During the third quarter of 2006, the Company estimates sales decreased approximately $20 million due to restructuring activities.

In the third quarter of 2006 we began realizing to a significant degree most of the benefits anticipated from the 2005 Restructuring Plan. Realized third-quarter benefits were consistent with our $30 - $35 million estimate of the annual ongoing benefits expected from the Restructuring Plan. Due to the seasonal nature of some restructured operations, not all quarters are expected to benefit equally. The majority of the benefits are expected to be in the form of production and other operating cost reductions and will be reflected primarily in cost of goods sold. See Note 11 of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of restructuring and asset impairments.

Fixture & Display Performance

In the third quarter of 2006, we believe retailer demand for fixtures & displays declined versus the third quarter of last year as sales volume was softer than expected. While overall demand in this unit has been difficult to predict, we are not anticipating a significant near-term change in the market. We are realizing expected restructuring benefits, however margins are still not at desired levels.

Work to improve the performance of this unit is continuing on a number of fronts. We are implementing certain production process improvements, and evaluating others, aimed at reducing operating costs and increasing speed to market. Renewed emphasis on innovation and product development is expected to result in new product introductions that will allow us to expand our customer base as well as increase sales to existing customers. In addition, we are continuing our efforts to maximize capacity utilization and will consolidate or close additional operations, if necessary.

Softwood Lumber Duties

On April 27, 2006, the U.S. and Canada jointly announced that they had reached an agreement on the “core terms” of a potential accord which would settle an ongoing dispute over U.S. – imposed lumber duties. On October 12, 2006, the Canada-United States Softwood Lumber Agreement (the “Agreement”) officially entered into force. The terms of the Agreement include the return of 81% of duty deposits paid to date plus interest. Although the duties were imposed and collected by the United States, the scheduled refund of those duties will be executed by the government of Canada where certain legislative details have yet to be fully completed. While we are reasonably confident that we will receive the refunds contemplated by the Agreement, and the government of Canada has indicated it expects to disburse the agreed upon refunds no later than December 2006, we intend to recognize the duty refund when the payment has been received or all of the Agreement’s technical and legislative requirements have been fully met. As of September 30, 2006, the Company has paid a total of $22.3 of related softwood lumber duty deposits. Under the terms of the Agreement, the Company is entitled to a refund of $17.9 plus an estimated $2.8 in interest. In 2005, the Company recorded a refund receivable for $4.8 of this amount related to tariff rate reductions announced by the U.S. Department of Commerce. See Note 7 of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

We achieved record quarterly sales of $1.41 billion in the third quarter of 2006, exceeding the prior year third quarter by 4.9%. Same location sales increased 1%, with growth from inflation partially offset by slight unit volume declines. (Same location sales are defined as sales from businesses owned and operated during all of the respective current and prior year periods presented and sales from internal business expansion). Acquisitions increased quarterly sales by almost 6% versus third quarter of 2005, but were partially offset by a 2% decline in sales due to restructuring and divestiture activity.

Earnings for the quarter were $84.0 million, or $.45 per diluted share, reflecting improved results in Residential Furnishings over the prior period, largely due to improved performance in our foam and fiber operations. In addition, two small items (a $5.2 million benefit from asset sales, and an offsetting $.6 million restructuring-related expense), resulted in a net benefit of $4.6 million to earnings. Earnings for the third quarter of 2005 were $54.0 million, or $.28 per diluted share, which included $16.1 million of restructuring-related expenses, $9.7 million of abnormally high workers compensation costs and higher costs for certain raw materials and energy.

LIFO/FIFO and the effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In 2005, declining steel costs resulted in lower segment margins (mainly in Residential and Industrial) under the FIFO method as our average selling prices decreased faster than previously acquired higher cost product was relieved from inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about half of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO inventory method. For the full year of 2005, LIFO income totaled $23.9 million. In the third quarter of 2005, the Company recorded $6 million of income associated with this LIFO adjustment. That income adjustment did not recur in the third quarter of 2006; instead there was a $2 million expense.

See Note 3 of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Income Taxes

The Company’s reported 2006 third quarter and year-to-date consolidated effective tax rates were 32.8% and 30.0%, respectively. The year-to-date effective tax rate reflects the non-recurring benefit from a tax write-off of subsidiary stock reported in the second quarter. The Company’s 2005 annual consolidated effective tax rate was 29.5% and reflected a 2.6% non-recurring benefit related to a foreign entity restructuring and cash repatriation transaction. The Company’s 2006 annual and fourth quarter effective rates may differ from these recently reported rates due to such factors as the overall profitability of the Company, the mix of earnings among various taxing jurisdictions, the ongoing rationalization of certain operations, changes in valuation allowances for certain tax assets, and the effect of tax law changes.

Discussion of Segment Results

Third Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 8 of the Notes to Consolidated Condensed Financial Statements.

A summary of our segment results for the quarters ended September 30, 2006 and September 30, 2005 are shown in the following tables. Effective January 1, 2006, the prior Commercial Vehicle Products unit was moved from the Commercial Fixturing & Components segment to the new Commercial Vehicle Products group in the Specialized Products segment. See Note 8 of the Company’s Notes to Consolidated Condensed Financial Statements.

			Change in Sales		% Change in Same Location Sales
	3rd Qtr. 2006 Sales	3rd Qtr. 2005 Sales	$	%
Residential Furnishings	$715.3	$660.5	$54.8	8.3	3.2
Commercial Fixturing & Components	289.9	312.8	(22.9)	(7.3)	(5.6)
Aluminum Products	128.4	115.8	12.6	10.9	11.0
Industrial Materials	190.8	213.1	(22.3)	(10.5)	(8.5)
Specialized Products	179.2	153.0	26.2	17.1	(.8)

Total	$1,503.6	$1,455.2	$48.4	3.3	1.2

			Change in EBIT		EBIT Margins
	3rd Qtr. 2006 EBIT	3rd Qtr. 2005 EBIT	$	%	3rd Qtr. 2006	3rd Qtr. 2005
Residential Furnishings	$85.6	$32.6	$53.0	162.6	12.0%	4.9%
Commercial Fixturing & Components	21.6	18.4	3.2	17.4	7.5%	5.9%
Aluminum Products	7.3	1.5	5.8	386.7	5.7%	1.3%
Industrial Materials	16.2	23.9	(7.7)	(32.2)	8.5%	11.2%
Specialized Products	8.2	5.0	3.2	64.0	4.6%	3.3%
Intersegment eliminations	.9	.2	.7
LIFO	(2.0)	6.0	(8.0)

Total	$137.8	$87.6	$50.2	57.3	9.7%	6.5%

Residential Furnishings

Total sales for the quarter increased $54.8 million, with acquisitions (net of divestitures) contributing $45 million of the increase, and restructuring activity eliminating $12 million in revenue. Same location sales increased 3.2%, with inflation more than offsetting unit declines.

Our upholstered furniture components, foam products, and fibers businesses continue to perform very well. In upholstered furniture components, the overall market was soft in the third quarter, but our business continued to post unit growth as a result of a broad customer base, a strong international presence, and the growing use of motion features within upholstered furniture.

Despite the normal seasonal increase in volume, North American bedding demand continued to be weak and softened further late in the quarter. In addition to lower bedding market demand this year, we have reacted to price competition and customer decontenting (reducing costs by changing the quantity and mix of our components in their finished products), and have been very aggressive in protecting market share.

EBIT increased $53.0 million over the prior year’s third quarter due to higher sales, improved market conditions in the foam and fiber business, benefits from restructuring, the absence of $4.9 million of last year’s abnormally high workers compensation costs, lower restructuring related expenses of $5.8 million, and gain on asset sales of $4.2 million.

Commercial Fixturing & Components

Total sales declined $22.9 million due to a 5.6% decline in same location sales and the restructuring-related elimination of $7 million in sales. EBIT increased $3.2 million, with the earnings impact of lower sales more than offset by lower restructuring-related costs of $2.6 million, operational improvements (from restructuring activity) and the absence of $2.2 million of last year’s abnormally high workers compensation costs.

Retailer demand for fixtures & displays declined versus third quarter of last year, and volume in office furniture components and plastics eased in recent months but is still positive for the year. The full-year margin in the Commercial segment is expected to increase about 250 basis points versus 2005, but we are still not where we intend to be. We are realizing the expected restructuring benefits, but volume remains soft and we are addressing a few remaining performance issues.

Aluminum Products

Total sales for the third quarter increased $12.6 million primarily due to inflation. There have been no acquisitions within the last 12 months.

Sales increased during the quarter from a combination of inflation and higher volumes driven by the start up of our Auburn, Alabama die-casting facility and strength in the motorcycle, appliance and telecom markets. These improvements were partially offset by declines in small engines (in part due to the absence of significant weather events that drive generator sales), outdoor grills and lighting.

EBIT increased $5.8 million due to higher sales, operational improvements (from restructuring activity), and absence of last year’s work stoppage at one facility. We have made significant operational progress over the past year, with performance improving at several locations. We realized EBIT and EBIT margin gains in the quarter despite start-up costs associated with our Auburn die-cast facility and the margin compression from the pass-through of raw material cost increases.

Industrial Materials

Total sales decreased $22.3 million during the quarter mainly due to unit volume declines, but also to the restructuring-related elimination of $5 million in sales. There have been no acquisitions within the last 12 months. Sales declined in the quarter primarily from continued weakness in the U.S. bedding and automotive markets.

EBIT declined $7.7 million, as lower restructuring-related costs of $2.9 million and the absence of $1.6 million of last year’s abnormally high workers compensation costs were more than offset by reduced sales and lower profitability on rod production.

The Company anticipated lower margins in this segment in 2006. For the past two years, margins have been above our long-range, targeted levels mainly due to unusual market conditions that resulted in unsustainably high margins on our rod production.

Specialized Products

Total sales for the quarter increased $26.2 million. Acquisitions (net of divestitures and restructuring) contributed all of the increase. Same location sales declined slightly versus the third quarter last year.

In automotive, strength in Asia and Europe has helped offset market weakness in North America, particularly in larger vehicles that contain more seats with higher-end features. Machinery volume remains fairly stable in comparison with last year.

In our Commercial Vehicle Products business, demand for fleet van interiors is strong, but we are experiencing some market softness for commercial truck equipment, caused in part by production cuts by the OEMs and associated shortages of commercial truck chassis.

EBIT improved $3.2 million, primarily from lower restructuring-related costs of $3.5 million and $1.0 million in lower workers compensation costs. Although segment margins improved versus third quarter last year, they are still well below our target levels in part due to lower volume in North American automotive and portions of our Commercial Vehicle businesses, as well as the continued weakness of the U.S. dollar to the Canadian dollar.

Nine-Month Discussion

A summary of the segment results for the nine months ended September 30, 2006 and September 30, 2005 are shown in the following tables. Effective January 1, 2006, the prior Commercial Vehicle Products unit was moved from the Commercial Fixturing & Components segment to the new Commercial Vehicle Products group in the Specialized Products segment. See Note 8 of the Company’s Notes to Consolidated Condensed Financial Statements.

	Nine Months ended Sept. 30, 2006 Sales	Nine Months ended Sept. 30, 2005 Sales			% Change in Same Location Sales

			Change in Sales
			$	%
Residential Furnishings	$2,108.8	$1,940.8	$168.0	8.7	3.1
Commercial Fixturing & Components	804.5	825.8	(21.3)	(2.6)	(1.6)
Aluminum Products	433.1	406.7	26.4	6.5	6.6
Industrial Materials	570.6	647.1	(76.5)	(11.8)	(10.9)
Specialized Products	555.7	474.6	81.1	17.1	(1.1)

Total	$4,472.7	$4,295.0	$177.7	4.1	1.4

	Nine Months ended Sept. 30, 2006 EBIT	Nine Months ended Sept. 30, 2005 EBIT			EBIT Margins Nine Months ended Sept. 30, 2006 EBIT	Nine Months ended Sept. 30, 2005 EBIT

			Change in EBIT
			$	%
Residential Furnishings	$205.1	$136.5	$68.6	50.3	9.7%	7.0%
Commercial Fixturing & Components	53.6	47.8	5.8	12.1	6.7%	5.8%
Aluminum Products	38.4	24.9	13.5	54.2	8.9%	6.1%
Industrial Materials	47.0	77.9	(30.9)	(39.7)	8.2%	12.0%
Specialized Products	24.3	26.1	(1.8)	(6.9)	4.4%	5.5%
Intersegment eliminations	.6	(6.6)	7.2
LIFO	(4.0)	26.0	(30.0)

Total	$365.0	$332.6	$32.4	9.7	8.7%	8.4%

Residential Furnishings

Total sales increased $168.0 million, with acquisitions (net of divestitures) contributing $139 million of the increase, and restructuring activity reducing sales by $39 million. Same location sales increased 3.1%, primarily due to inflation. Demand trends were mixed in the segment. Bedding volume was soft, but our upholstered furniture businesses continue to perform well.

EBIT increased $68.6 million over the prior year, due to higher sales, improved market conditions in the foam and fiber business, benefits from restructuring, absence of $8.1 million of last year’s abnormally high workers compensation costs and gain on asset sales.

Commercial Fixturing & Components

Total sales decreased $21.3 million for the nine months, due to a 1.6% decrease in same location sales growth and a restructuring-related reduction of $11 million in sales.

EBIT increased $5.8 million, or 12.1%, with the earnings impact of lower sales more than offset by lower restructuring-related costs of $3.0 million, operational improvements (from restructuring activity) and absence of $3.7 million of last year’s abnormally high workers compensation costs.

Aluminum Products

Total sales for the nine months increased $26.4 million. There have been no acquisitions within the last 12 months. Higher sales resulted primarily from inflation. Aluminum and zinc costs increased significantly during the first nine months of 2006, but the pricing arrangements we have with our customers allowed for a timely pass-through of most of these higher costs.

EBIT increased $13.5 million due to higher sales, operational improvements (from restructuring activity), and absence of last year’s work stoppage at one facility, partially offset by higher energy expenses and start up costs (as anticipated) at the new die-casting facility in Auburn, Alabama.

Industrial Materials

Total sales decreased $76.5 million during the first nine months of 2006, due to both lower unit volume and selling price declines, and a restructuring-related elimination of $5 million in sales. There have been no acquisitions within the last 12 months. Volume in our wire and tubing operations decreased reflecting softness in the U.S. bedding and automotive industries.

EBIT declined $30.9 million, as a result of reduced sales, lower profitability on steel rod production, equipment start-up costs at our steel rod mill, increased energy and transportation costs, partially offset by lower restructuring-related expenses of $2.2 million and absence of $2.7 million of last year’s abnormally high workers compensation costs.

Specialized Products

Total sales for the nine months increased $81.1 million. Acquisitions (net of divestitures) contributed $96.8 million to sales. Same location sales declined slightly versus the same period last year. In automotive, strength in Asia and Europe has helped offset market weakness in North America, particularly in larger vehicles that contain more seats with higher-end features. Commercial Vehicle Products volume was up due to strong demand for van interiors. Machinery volume remains fairly stable in comparison with last year.

EBIT declined $1.8 million, due primarily to lower automotive volume, currency exchange rates, and higher restructuring-related costs, partially offset by $1.7 million of last year’s abnormally high workers compensation costs.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

Our priorities for use of cash, in order of importance, are:

•	Finance internal growth and acquisitions

•	Pay dividends and extend our record of annual increases

•	Repurchase our stock

Our operations provide much of the cash required to fund these priorities. In 2005, we also increased net debt and used excess cash to fund a portion of these items, including higher levels of acquisitions and share repurchases. Our long-term goal is to have net debt as a percent of net capital in the 30%-40% range while maintaining our longstanding “single A” debt rating. Net debt to net capital has increased from 21.9% at the beginning of 2005 to 28.7% as of September 30, 2006.

Uses of Cash

Finance Growth

We use cash to fund growth, both internally through capital expenditures and externally through acquisitions. Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. We expect 2006 capital spending to approximate $180 million, compared to 2005 which totaled $164.2 million.

Acquisitions add to our business by expanding our markets, product lines, or manufacturing capabilities. Our level of acquisition spending increased 19.8% in the first nine months of 2006 compared to the same period of 2005. However, there were no acquisitions in the third quarter of 2006. Cash used for acquisitions for the remainder of the year will vary depending on the timing of opportunities.

Pay Dividends

Our third quarter 2006 dividend was 6% higher than in 2005 and, annualized, extends Leggett’s string of consecutive annual dividend increases to 35 years. Over the last three years, dividends have grown at an 8% compound annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. We’ve been above those levels in recent years, but as earnings grow, we expect to move back toward that target.

Repurchase Stock

During the third quarter of 2006, the Company purchased an additional 2.1 million shares of its stock; this was partially offset by the issuance of .3 million shares through benefit plans. During the first nine months of 2006, the Company purchased a total of 4.8 million shares. Shares outstanding have declined to 179.1 million as of September 30, 2006, a 6.2% decrease versus the 190.9 million shares that were outstanding at the beginning of 2005. Share repurchases should be lower in 2006 (versus 2005), in part because we do not expect as large an increase in our net debt levels. In 2005, the Company used $227 million to purchase 10.3 million shares of its stock, considerably more than in any previous year. The cost, on average, was about $23 per share. Shares outstanding declined by 8.3 million shares, or 4.3%, to 182.6 million shares at year end.

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

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the first nine months of 2006 was $309 million. Inventory levels increased in the first quarter of 2005 due largely to an inventory restocking following an intentional reduction of year-end 2004 inventory levels in response to higher steel costs. That rebuild did not recur in the first nine months of 2006, as inventory levels remained relatively flat compared to year-end 2005 levels.

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

Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at September 30, 2006 and December 31, 2005.

(Dollar amounts in millions)	September 30, 2006	December 31, 2005
Long-term debt outstanding:
Scheduled maturities	$891.9	$921.6
Average interest rates*	5.0%	5.0%
Average maturities in years*	7.7	7.8
Revolving credit/commercial paper	156.8	—

Total long-term debt	1,048.7	921.6
Deferred income taxes and other Liabilities	156.6	144.0
Shareholders’ equity	2,346.7	2,249.0

Total capitalization	$3,552.0	$3,314.6

Unused committed credit:
Long-term	$243.2	$400.0

Short-term	—	—

Total unused committed credit	$243.2	$400.0

Current maturities of long-term debt	$51.0	$98.6

Cash and cash equivalents	$94.1	$64.9

Ratio of earnings to fixed charges**	7.1x	6.7x

*	Including current maturities and excluding commercial paper.

**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at September 30, 2006 and December 31, 2005. We show this calculation in two ways:

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

(Amounts in millions)	September 30, 2006	December 31, 2005
Debt to total capitalization:
Long-term debt	$1,048.7	$921.6
Current debt maturities	51.0	98.6
Cash and cash equivalents	(94.1)	(64.9)

Net debt	$1,005.6	$955.3

Total Capitalization	$3,552.0	$3,314.6
Current debt maturities	51.0	98.6
Cash and cash equivalents	(94.1)	(64.9)

Net capitalization	$3,508.9	$3,348.3

Long-term debt to total capitalization	29.5%	27.8%

Net debt to net capitalization	28.7%	28.5%

At September 30, 2006 total debt (which includes long-term debt and current debt maturities) was higher than year-end 2005 levels. Approximately $75 million in notes matured during the second quarter of 2006; however this amount was more than offset by commercial paper borrowings in the amount of $156.8 million that remained outstanding at the end of the third quarter.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at September 30, 2006 of 8.75 years, and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $400 million in commercial paper through a program that is backed by a $400 million, five year revolving credit commitment. We expect any commercial paper issued under this agreement to be classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At September 30, 2006, $156.8 million in commercial paper was outstanding.

Considering both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations and take advantage of growth opportunities.

Most of our debt has fixed repayment dates. At September 30, 2006, this debt consisted primarily of term notes. Our term notes and public debt currently carry a Moody’s rating of A2 and a Standard & Poor’s rating of A+. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1. We have maintained a single A rating on our debt for over a decade.

ADOPTION OF SFAS 123(R) AND COMPENSATION COST NOT YET RECOGNIZED

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS No. 123R) which clarifies and expands the provisions of SFAS 123 “Accounting of Stock-Based Compensation.” The Company adopted SFAS 123R using the modified-prospective method and, as such, results for prior periods have not been restated. Because the Company had previously adopted, as of January 1, 2003, the fair value recognition provisions of SFAS 123 under the prospective transition method, the adoption of SFAS No. 123R did not have a significant effect on the first nine months of 2006 results, nor is it expected to have a significant effect on future periods. In addition, the impact to the cash flow statement is immaterial. No modifications have been made to options granted prior to the adoption of SFAS 123R, nor have we made any changes in the valuation methods from those used under SFAS 123. As of September 30, 2006, the unrecognized cost of non-vested stock-based compensation was $10.9, all of which relates to non-vested stock options. This amount is expected to be recognized over a weighted-average period of 1.25 years.

NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on the Company’s financial reporting and disclosures.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109). Specifically, FIN 48 changes the application of SFAS No. 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is still in the process of analyzing the impact of FIN 48, however we do not believe that the adoption of FIN 48 will have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 will require the Company to recognize the funded status of each of its defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize in other comprehensive income any change in funded status that occurred during the year and was not reflected in net income (the recognition provisions). SFAS 158 does not change how pensions and other postretirement benefits plans are accounted for and reported in the income statement. The recognition provisions of SFAS 158 are effective for the Company beginning with its December 31, 2006 balance sheet. SFAS 158 will also require the Company to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company currently uses September 30 as the measurement date for most of its plans.

Based on the funded status of the Company’s plans as of their 2005 measurement dates, the impact of adopting SFAS 158 would be as follows:

Increase (Decrease)
Other Long-Term Assets	$(28)
Other Long-Term Liabilities	11
Long-Term Deferred Income Taxes	(15)
Accumulated Other Comprehensive Income	(24)

The actual impact will depend on changes from last year in the plans’ fair values of assets and the accumulated benefit obligations as of their respective 2006 measurement dates.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) which expresses the staff’s views regarding quantifying the effects of financial statement errors. Currently, the two methods most commonly used to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the cumulative effect of misstatements on the balance sheet). SAB 108 requires companies to consider both the rollover and iron curtain methods (a dual approach) when evaluating the materiality of financial statement errors. SAB 108 is effective for the Company beginning with its December 31, 2006 annual financial statements. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

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

Interest Rates

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its carrying value by $41.2 million at September 30, 2006, and less than its carrying value by $23.5 million at December 31, 2005. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2006 and December 31, 2005 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Exchange Rates

The Company occasionally hedges firm specific commitments or other anticipated foreign currency cash flows. The decision by management to hedge any such transactions is made on a case-by-case basis.

As of September 30, 2006, outstanding forward positions totaled approximately $24.1 million on a notional basis. The market value of these hedges was approximately $.7 million. Approximately 65% of these hedges were MXN/USD forwards; approximately 30% were CAD/USD forwards; and the remaining 5% were CHF, AUD and GBP denominated forwards.

During the third quarter of 2006, certain of the Company’s subsidiaries entered into several average rate collars to hedge non-functional currency exposures. The notional amount of these contracts was less than $6.2 million USD. As of September 29, 2006, four of the sixteen option contracts had expired. The market value of the outstanding collars at September 30, 2006 was not material.

The Company views its investment in foreign subsidiaries as a long-term commitment, and, except for the cross-currency swap agreement disclosed below, does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $834.9 million at September 30, 2006, compared to $780.8 million at December 31, 2005. The increase in net investment was due primarily to increased capital contributions to certain subsidiaries in Western Europe and China.

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

During the first nine months of 2006, the Company paid interest of $1.1 million on the CHF portion and received interest of $1.4 million on the USD portion of the agreement. At September 30, 2006, the unrealized loss recorded in other comprehensive income on the cross-currency swap was approximately $.8 million, net of tax.

Commodity Price

At September 30, 2006, approximately $20.9 million of natural gas forward contracts were outstanding at an average price of $8.12 per mmbtu. On September 30, 2006 the Company had contracts hedging approximately 70% of its anticipated monthly natural gas consumption for the 3-month period beginning October 2006, approximately 35% of its anticipated monthly consumption for calendar 2007, and approximately 5-15% of its anticipated monthly consumption for 2008. At September 30, 2006, the total unrealized loss recorded in other comprehensive income on natural gas contracts was approximately $1.6 million, net of tax.

FORWARD-LOOKING STATEMENTS AND RELATED MATTERS

This report and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to, estimates of the amounts and timing of charges resulting from our Restructuring Plan, as described beginning on page 27, and related reductions in revenues and the number of facilities to be closed pursuant to this plan; projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and statements of the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

•	risks and uncertainties that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products or trends in business capital spending

•	changes in competitive, economic, legal and market conditions and related factors, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation and the like

•	factors that could impact raw material costs, including the availability and pricing of steel rod and scrap, and other raw materials (including chemicals, fibers, foam scrap and resins), the reduction in the spread between the pricing of steel rod and steel scrap, energy costs (including natural gas, electricity and fuel) and the availability of labor

•	our ability to pass along raw material cost increases to our customers through increased selling prices and our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods because of increased raw materials costs

•	price and product competition from foreign (particularly Asian) and domestic competitors

•	our ability to capture anticipated savings from our Restructuring Plan, and maintain market share within the affected operations

•	our ability to improve operations and realize cost savings (including our ability to improve the profitability of the Fixture & Display group)

•	a significant decline in the long-term outlook for any given reporting unit that could result in goodwill impairment

•	our ability to achieve long-term targets for sales, earnings and margins for the Company as a whole and for each segment

•	future growth of acquired companies

•	our ability to increase debt and maintain our current public debt and commercial paper credit ratings

•	our ability to bring start up operations on line as budgeted in terms of expense and timing

•	litigation risks, including litigation regarding product liability and warranty, intellectual property and workers compensation expense

Furthermore, we have made and expect to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

This MD&A contains a disclosure on page 37 of the security ratings of the Company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending September 30, 2006 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2006, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the second quarter of 2005, the Company began the rollout of a redesigned procurement process. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and an on-going process of monitoring and evaluation. Approximately thirty percent of the Company’s operations in the United States and Canada were converted as of September 30, 2006. Based upon our experience converting the initial operations, the Company anticipates that 35% to 40% of United States and Canada operations will be converted in 2006. The rollout is expected to be completed by the end of 2007.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 7 to the Company’s Consolidated Condensed Financial Statements included in Item 1 to this Report and found on page 10 is incorporated herein by reference.

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

The price increases in the steel market during 2004 led to an above average spread between scrap costs and rod prices. This spread continued throughout 2005, enhancing the earnings of our rod mill. However, the spread between the price of steel rod and steel scrap has narrowed in 2006. If this narrowing continues, it will negatively impact our results of operations.

Our operations can also be impacted by other raw materials, including those affected by changes in oil prices, such as chemicals, fibers and resins, as well as aluminum and lumber. Throughout 2005, but particularly in the last half of the year, we experienced higher costs associated with the oil based raw materials. The cost of these materials have been relatively stable in 2006 at the higher level established at the end of 2005. Also, the cost of foam scrap has increased steadily throughout 2006 with the overall cost of scrap doubling from the prices in the fourth quarter of 2005.

When we experience significant increases in raw material costs, we often attempt to implement price increases to recover the higher costs. We encounter greater difficulty in implementing these price increases in businesses where we have a smaller market share and in products that are of a commodity nature. We may not be able to pass along future cost increases through selling price increases.

In 2005, higher raw material costs led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, our higher priced components were replaced with lower priced components. This has impacted our Residential Furnishings product mix and decreased profit margins. If this trend continues it could negatively impact our results of operations.

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

In the third quarter of 2006, we believe retailer demand for fixtures & displays declined versus the third quarter of last year as sales volume was softer than expected. While overall demand in this unit has been difficult to predict, we are not anticipating a near-term change in the market. We are realizing expected restructuring benefits, however margins are still not at desired levels.

Earnings must continue to improve from current levels or further restructuring may be initiated.

Asian competition could adversely affect our operating results.

We operate in markets that are highly competitive. Depending upon the particular product, we experience competition based on a number of factors, including quality, performance, price and availability. We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished product from Asia. If we are unable to purchase key raw materials, such as steel, aluminum and chemicals, at prices competitive with those of foreign suppliers, our ability to maintain market share and profit margins could likewise be harmed.

If our customers move production of their finished products overseas, we believe that our operations must be located nearby to supply them efficiently, which is particularly true in China. At September 30, 2006, we operated 12 facilities in China. If demand in China (and other foreign countries) increases at a more rapid rate than we are able to establish operations, our market share and results of operations could be negatively impacted.

Also, we have experienced increased price competition from Chinese bedding component manufacturers. This has primarily occurred with low-end commodity products. We have reacted to this competition by reducing prices and developing new products. If this price competition intensifies we could lose market share and our earnings could be negatively impacted.

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

In 2006, higher energy prices have impacted consumer demand in certain markets. Bedding demand has been soft in recent quarters, and we believe this is partially due to the impact higher gas prices are having on the consumer. Even though gasoline prices are well off their summer highs, demand in our markets has not increased. Higher energy costs leave less disposable income available to purchase products that contain our components. Our inability to respond to these cost increases (by raising selling prices) could negatively affect our operating results.

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

Demand in the North American bedding and automotive markets has been weak for most of the year, and has recently exhibited greater softness than previously anticipated. If demand in the North American bedding and automotive markets does not improve, our ability to achieve our long-term targets for sales, margins and earnings for the Company as a whole and for the Residential Furnishing and Specialized Product segments may be negatively impacted.

Our assets are subject to potential goodwill impairment.

A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of September 30, 2006, goodwill and other intangible assets represented approximately $1.3 billion, or 30.2% of our total assets. We test goodwill and other assets for impairment annually and whenever events or circumstances indicate an impairment may exist. We could be required to recognize reductions in our net income caused by the impairment of goodwill and other intangibles, which, if significant, could materially and adversely affect our results of operations.

As disclosed above, our Fixture & Display group had experienced deterioration in profitability compared to historical levels but has shown improvement during the past three years. We expect that the Restructuring Plan will lead to improved earnings in the Fixture & Display group. About $280 million of goodwill is associated with the Fixture & Display group. If earnings in this group fail to more consistently meet forecasted levels a goodwill impairment charge may be necessary.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
July 2006	342,197	$23.00	339,251	7,060,212
August 2006	1,003,569	$22.94	997,590	6,062,622
September 2006	734,057	$24.61	694,929	5,367,693

Total	2,079,823	$23.54	2,031,770

(1)	The shares purchased include 48,053 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.

(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 5.	OTHER INFORMATION

Amendment of Bylaws

On November 1, 2006 the Board of Directors amended the Company’s Bylaws to:

(i)	require another shareholder to second the motion of a shareholder proponent at an applicable shareholder’s meeting to propose business at the meeting (under Section 1.2(d));

(ii)	require another shareholder to second the motion of a shareholder proponent at an applicable shareholder’s meeting to present a director nominee at the meeting (under Section 2.2(d)); and

(iii)	increase the retirement age of a director from 70 to 72 (under Section 2.3).

The effective date of the amendments was November 1, 2006. The foregoing is only a summary of the amendments to the Bylaws and is qualified in its entirety by reference to the Bylaws, as amended through November 1, 2006, which are attached as Exhibit 3.2 hereto and are incorporated herein by reference. Because this Quarterly Report on Form 10-Q is being filed within four business days from November 1, 2006, the Bylaw amendments are being disclosed hereunder rather than under Item 5.03 of Form 8-K.

Amendment of Form of Non-Qualified Stock Option Award

On November 1, 2006 the Compensation Committee of the Board of Directors amended the terms and conditions of the Company’s Form of Non-Qualified Stock Option Award. The amendments consisted of certain administrative changes related to the Company’s decision to outsource its stock option exercises, and the following changes applicable to employees whose employment is terminated for retirement or disability:

(i)	If an employee retires on or after age 65, or on of after age 55 with 20 years of service, his options will continue to vest and remain exercisable until the earlier of (a) 3 years and 6 months, or (b) the expiration date of the option.

Previously, the employee’s options continued to vest for 3 months after retirement (but not later than the expiration date), and could be exercised until the earlier of (a) 1 year after retirement, or (b) the expiration date of the option.

(ii)	An employee who is terminated for disability will now have 2 years instead of 1 year to exercise any vested outstanding options, (still limited by the expiration date of the option.)

(iii)	If an employee is terminated for disability on or after age 55 with 20 years of service, his options will continue to vest and remain exercisable until the earlier of (a) 3 years 6 months, or (b) the expiration date of the option.

The amended Form of Non-Qualified Stock Option Award is applicable for stock option grants made to employees on or after November 15, 2006. The foregoing is only a summary of the amendments to the Form of Non-Qualified Stock Option Award, and is qualified in its entirety by reference to the Form which is attached as Exhibit 10.1 hereto and is incorporated herein by reference. Because this Quarterly Report on Form 10-Q is being filed within four business days from November 1, 2006, the amendments are being disclosed hereunder rather than under Item 1.01 of Form 8-K.

ITEM 6.	EXHIBITS

Exhibit 3.2	–	Bylaws of the Company as amended through November 1, 2006

Exhibit 10.1	–	Form of Non-Qualified Stock Option Award.

Exhibit 12	–	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	–	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.

Exhibit 31.2	–	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.

Exhibit 32.1	–	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.

Exhibit 32.2	–	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 2, 2006	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: November 2, 2006	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

3.2	Bylaws of the Company as amended through November 1, 2006.

10.1	Form of Non-Qualified Stock Option Award.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2006.