Form 10-K
period 2006-12-31
LEGGETT & PLATT INC
filed 2007-02-27
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the New York Stock Exchange) on June 30, 2006 was approximately $4,192,000,000.

There were 177,390,105 shares of the Registrant’s common stock outstanding as of February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2007.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

Forward-Looking Statements and Related Matters

This report and our other public disclosures, whether written or oral, may contain forward-looking statements including, but not limited to, projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and statements of the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the Company’s future operations or performance, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•

factors that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products or trends in business capital spending

•

changes in competitive, economic, legal, market and political conditions, including the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, consumer sentiment, employment levels, housing turnover, interest rates, taxation and the like

•	price and product competition from foreign (particularly Asian) and domestic competitors

•

factors that could impact raw material and other costs, including the availability and pricing of steel rod and scrap, and other raw materials (including chemicals, fibers and resins), the reduction in the spread between the pricing of steel rod and steel scrap, energy costs (including natural gas, electricity and fuel) and the availability of labor

•	our ability to pass along raw material cost increases to our customers through increased selling prices

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods because of increased raw materials costs

•	our ability to improve operations and realize cost savings (including our ability to continue improving the profitability of the Fixture & Display group)

•	a significant decline in the long-term outlook for any given reporting unit that could result in goodwill impairment

•	our ability to achieve long-term targets for sales, earnings and margins for the Company as a whole and for each segment

•	litigation risks, including litigation regarding product liability and warranty, intellectual property and workers’ compensation expense

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

PART I

Item 1. Business.

Leggett & Platt, Incorporated (Leggett, the Company, we or us) was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices, retail stores and automobiles. Our operations are organized into 29 business units, which are divided into 11 groups under our five segments: Residential Furnishings; Commercial Fixturing & Components; Aluminum Products; Industrial Materials; and Specialized Products.

Overview of Our Five Segments

Residential Furnishings Segment

Our Residential Furnishings segment began with an 1885 patent of the steel coil bedspring. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. Our wide range of products offers our customers a single source for many of their component needs. For example, we will often supply a bedding manufacturer with most components of a mattress and foundation. We also provide a wide array of components for manufacturers of upholstered recliner chairs, sofas and loveseats.

Our long production runs, internal production of key raw materials, and numerous production and assembly locations allow us to supply many customers with components at a lower cost than our customers can produce the same parts for their own use. In addition to cost savings, sourcing components from Leggett allows our customers to focus on designing, merchandising and marketing their products.

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Wood frames, steel coils and wire forms for mattress foundations
•	Adjustable electric beds
•	Cut-to-size dimension lumber

Home Furniture & Consumer Products group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas
•	Springs and seat suspensions for chairs, sofas and loveseats
•	Steel tubular seat frames
•	Bed frames, ornamental beds, comforters, decorative pillows and other “top-of-bed” accessories

Fabric, Foam & Fiber group

•	Foam and fiber cushioning materials
•	Specialty foam products (pillows and mattress toppers)
•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)
•	Coated fabrics (rug underlay, placemats and shelf liners)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing, chemicals, seed and fertilizer)

Customers

Most of our Residential Furnishings customers are manufacturers of finished bedding products (mattresses and foundations) or upholstered furniture for residential use. We also sell many products, including ornamental beds, bed frames, adjustable beds, carpet underlay, specialty foam products and top-of-bed accessories, directly to retailers and distributors. We sell geo components products primarily to dealers, contractors, landscapers, road construction companies, golf courses and government agencies.

Key Strategies

Our ability to develop new, proprietary products provides an ongoing opportunity to increase business with customers, including those who continue to make some of their own components. We use many of our capabilities, including product innovation, to penetrate new international markets. We often locate our operations close to our customers’ facilities to supply them more efficiently. Finally, we continue to seek acquisitions that expand our customer base, add new product lines or capabilities, or help establish a presence in new geographic regions.

In September 2005, the Company announced a significant broad-based restructuring project (Restructuring Plan) to reduce excess capacity and improve performance in a number of our businesses. Our Restructuring Plan resulted in the consolidation, closure or sale of 36 underutilized or underperforming facilities—16 of which were in the Residential Furnishings segment. For further information on our Restructuring Plan, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on page 28.

Commercial Fixturing & Components Segment

We believe our Fixture & Display group is the industry’s only “one-stop” supplier, with the capability to design, produce, install and manage our customers’ fixturing projects. Our Office Furniture Components group leverages technology and experience to translate our customers’ concepts into functional and cost-effective office components and plastics solutions.

Products

Products manufactured by our Fixture & Display group include:

•	Custom-designed, full store fixture packages for retailers, including shelving, counters, point-of-purchase displays, showcases, garment racks and decorative woodwork
•	Standardized shelving used by large retailers, grocery stores and discount chains
•	Commercial storage racks and carts (material handling systems) used primarily in the food service and healthcare industries

Our Office Furniture Components group manufactures:

•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow office chairs to tilt, swivel and elevate
•	Injection molded plastic components primarily for manufacturers of lawn care equipment, power tools and office furniture products

Customers

Customers of the Commercial Fixturing & Components segment include:

•	Retail chains and specialty shops
•	Brand name marketers and manufacturers of consumer products
•	Food service companies, healthcare providers and restaurants
•	Office, institutional and commercial furniture manufacturers

Key Strategies

Our Fixture & Display group strategy is to be the industry’s most financially stable and customer-oriented one-stop supplier of fixture and display solutions. We strive to increase volume within current markets while searching for opportunities to expand into new, related markets.

Our Office Components business units will continue to develop new products and expand our component offerings to existing and future customers. We also expect to continue making strategic acquisitions that add new products or expand operations into new regions of the world.

We intend to grow our Plastics business unit by expanding our position in key markets, cross-selling to customers of other Leggett business units and supplying more of the Company’s internal requirements.

As part of our Restructuring Plan, we consolidated, sold or closed ten facilities in the Commercial Fixturing & Components segment in 2006. For further information on our Restructuring Plan, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on page 28.

Aluminum Products Segment

We believe our Aluminum Products segment is the leading independent producer of non-automotive die castings in North America in terms of revenue and breadth of capabilities. We work with customers from concept design to market introduction and throughout the product lifecycle to refine the product and reduce cost.

Products

Products and services offered by our Aluminum Products segment include:

•	Non-automotive aluminum die castings
•	Zinc and magnesium die castings
•	New and refurbished dies (also known as molds or tools) for all types and sizes of die casting machines
•	Machining, coating, finishing, sub-assembly and other value-added services for die cast components

Customers

Our Aluminum Products customers include:

•	Small engine and diesel engine builders
•	Motorcycle, off-road and recreational vehicle (including all-terrain vehicles and snowmobiles), truck and automobile makers
•	Manufacturers of outdoor lighting fixtures, cable line amplifiers, wireless communications systems, and other cable and telecommunication products
•	Consumer appliance and power tool manufacturers
•	Producers of electric motors, computers and electronics
•	Gas barbeque grill manufacturers
•	Die cast manufacturers

Key Strategies

We are focused on growing market share by continuing to market our products to large users of castings, targeting customers who currently make some of their own aluminum components and expanding into new markets where die cast components are used. We plan to continue developing technology that creates opportunities for growth in new markets. Finally, we are committed to establishing a global presence, particularly in Asia. We believe this will enable us to supply customers as they source some products overseas. Acquisitions may play a part in accomplishing these goals.

Industrial Materials Segment

The high quality of the Industrial Materials segment’s products and service, together with low cost, have made us North America’s leading supplier of drawn steel wire and a major producer of welded steel tubing. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, nearly all of which is used by our own wire mills. We have six wire mills producing more than 750,000 tons of steel wire annually. Our Tubing group operates two major plants that supply nearly all of our internal needs for welded steel tubing. In addition to supplying our internal requirements, the Industrial Materials segment supplies many external customers with quality wire and tubing products.

Products

Our Industrial Materials segment products include:

•	Steel rod
•	Drawn wire
•	Welded steel tubing
•	Specialty wire products, such as wire ties to bale cotton and waste materials and shaped wire for automotive and medical supply applications
•	Fabricated tube components

Customers

Leggett uses about half of our wire output and about one-quarter of our welded steel tubing output to manufacture our own products. For example, we use our wire and steel tubing to make:

•	Bedding and furniture components
•	Motion furniture mechanisms
•	Commercial fixtures, point-of-purchase displays, shelving and storage products
•	Automotive seat components and frames

The Industrial Materials segment also has a diverse group of external customers, including:

•	Bedding and furniture makers
•	Automotive seating manufacturers
•	Lawn and garden equipment manufacturers
•	ATV and RV producers
•	Mechanical spring makers
•	Waste recyclers, waste removal businesses and cotton bailers
•	Medical supply businesses

Key Strategies

The core strategy of our Wire and Tubing groups is to efficiently supply consistent, high-quality raw material to other Leggett businesses. We also provide that benefit to our external (trade) customers. We expect growth to occur as our internal requirements expand, both domestically and abroad. Additionally, we will pursue further opportunities in current and new markets. We also expect to increase our value-adding capabilities in forming, shaping and welding our wire and tubing. This may occur through start-up operations or acquisitions.

As part of the Restructuring Plan we consolidated, closed or sold five facilities in the Industrial Materials segment in 2006. For further information on our Restructuring Plan, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on page 28.

Specialized Products Segment

Our Specialized Products segment designs, produces and sells components for the automotive industry, specialized machinery and equipment, and van interiors and truck bodies for light-to-medium duty commercial trucks. Our established design capability and focus on product development have made us a leader in innovation. The segment also benefits from its broad geographic presence and Leggett’s internal production of key raw materials and components.

Products

Automotive group

•	Manual and power lumbar and massage systems for automotive seating
•	Seat suspension systems
•	Automotive control cables, such as shift cables, cruise-control cables, seat belt cables, accelerator cables, seat control cables and latch release cables
•	Stamped seat frames and formed metal parts

Machinery group

•	Highly automated quilting machines for mattress covers
•	Machines used to shape wire into various types of springs
•	Industrial sewing machines
•	Material handling systems
•	Wide format digital printing equipment
•	Other equipment for bedding factory automation

Commercial Vehicle Products group

•	Van interiors (the racks, shelving and cabinets installed in service vans)
•	Truck bodies for cargo vans, flatbed trucks, service trucks and dump trucks

Customers

Our primary customers for the Specialized Products segment include:

•	Automobile seating manufacturers
•	Bedding manufacturers
•	Manufacturers and end-users of light-to-medium duty commercial trucks

Key Strategies

In our Automotive group, we focus on research and development to improve the function of our products and reduce their cost. Introducing new capabilities and products creates potential for us to grow our existing relationships and expand into new markets. Growing our global presence to serve developing markets and to expand our sourcing options will remain a key objective, as will assisting our customers with vendor consolidation to reduce the complexity and cost of their supply chain.

Our Machinery group designs and manufactures equipment that is used to produce the proprietary innersprings we develop for our bedding customers. In most cases, this equipment is not otherwise available in the marketplace. Providing proprietary machinery is a critical function of our Machinery group and a key factor to the success of our bedding operations. In addition, we expect to use new technologies developed in our Machinery group to improve efficiency in our own plants and those of our customers.

The key growth strategies for our Commercial Vehicle Products group are geographic expansion and new product development. Certain markets for truck bodies in the United States are supplied by smaller regional manufacturers. We aim to expand into those markets which have high concentrations of end-users. We expect to provide improved product functionality and quality to customers by focusing on product innovation.

As part of our Restructuring Plan we consolidated, closed or sold five facilities in the Specialized Products segment in 2006. For further information on our Restructuring Plan, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on page 28.

Company-Wide Growth Initiatives

In June 2006, we staffed a new, senior-level position responsible for Company-wide engineering and innovation efforts. This position will augment and coordinate the Company’s many technology efforts by providing our innovators a single focal point and senior representative on the executive team. In September we established five new business development positions, each reporting directly to one of our five segment presidents. We are also establishing a new corporate function with responsibility to uncover opportunities in growing markets that Leggett does not yet serve (or that do not yet exist), investigate current and potential customers’ unmet needs and provide insight and trend analysis regarding markets, customers and consumers.

These appointments help us reenergize the Company’s focus on innovation, product development and growth. We expect greater idea generation, improved accountability for growth, movement into faster-growing markets and a renewed Company-wide appreciation of the urgency and importance of innovation and growth.

Acquisitions and Divestitures

Historically, our typical acquisition targets have been small, private, profitable, entrepreneurial companies that manufacture goods either within our existing product lines or “one step away” from those product lines and complementary to our existing businesses. In addition, we expect to use acquisitions to enter growing markets that Leggett does not yet serve.

We do not follow a fixed timetable for buying companies. Rather, we attempt to opportunistically take advantage of circumstances as they arise. As a result, the pace and size of acquisitions in any given year could be significantly more or less than our long-term average.

2006 Activities

We acquired five businesses in 2006, representing approximately $75 million in annualized sales. All five acquisitions were made by our Residential Furnishings segment.

The year’s largest acquired company produces rubber carpet underlay. In total, carpet underlay represents approximately 6% of the Company’s revenues. We believe we are the largest provider, in terms of revenue, of carpet underlay in North America, and the only manufacturer of all major types of carpet cushioning material.

We acquired two geo components operations in 2006. These acquisitions expanded our geographic presence and broadened our product offerings in systems for soil stabilization, erosion control, and drainage and flood control.

We divested five businesses in 2006 with aggregate annualized sales of $45 million. Two of these divestitures were in our Residential Furnishings segment: a small innerspring manufacturer in Russia and a fabric dye and finishing business. We also sold a steel coil slitter business and a specialty drawn wire business, both in the Industrial Materials segment. Finally, we sold a small industrial sewing machine manufacturer in the Specialized Products segment.

2005 Activities

We acquired 12 businesses during 2005 with annualized sales of approximately $320 million broken down by segment as follows:

Residential Furnishings	$170 million
Specialized Products	$150 million

Our largest 2005 acquisition was America’s Body Company. ABC’s main products are van interiors (the racks, shelving and cabinets installed in service vans) and truck bodies for cargo vans, flatbed trucks, service trucks and dump trucks. This acquisition spurred the creation of our Commercial Vehicle Products group in the Specialized Products segment. With combined sales of approximately $250 million, we believe our Commercial Vehicle Products group is the second largest supplier, in terms of revenue, in a $1.5 billion U.S. market.

We also acquired two geo components operations in 2005. These acquisitions strengthened our presence in the fragmented U.S. market for geo components, estimated at $2.7 billion in annual sales and consisting of many small regional suppliers.

We divested four businesses in 2005 with aggregate annualized sales of $22 million. In our Residential Furnishings segment we sold a wiping cloth business. We sold a small automotive cable producer in our Specialized Products segment. Finally, we sold assets relating to the production of stud wall fixture partitions and slotted wall displays, which were part of the Commercial Fixturing & Components segment.

2004 Activities

We acquired nine businesses during 2004 with annualized sales of approximately $72 million broken down by segment as follows:

Residential Furnishings	$22 million
Commercial Fixturing & Components	$13 million
Specialized Products	$37 million

In Residential Furnishings, the Company acquired three businesses, the largest of which designs and produces comforters, decorative pillows and other “top-of-bed” accessories. The Company added three businesses in Commercial Fixturing & Components, two of which produce injection-molded plastic components used primarily in office furniture. The Company added three businesses to the Specialized Products segment. The largest makes tubing and wire products used primarily in automotive seating.

For further information on acquisitions and divestitures, see Note B on page 63 and Note N on page 89 of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information on sales to external customers, sales by product line, earnings before interest and taxes, and total assets of each of our business segments, refer to Note L on page 83 of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our trade sales from products manufactured outside the United States for the previous three years are shown in the table below.

Year	Percent
2006	21%
2005	21%
2004	21%

The majority of our international operations, measured by trade sales, are in Canada, Europe and Mexico. We also have 12 production facilities in China. The products we make in these countries primarily consist of:

Canada

•	Innersprings for mattresses
•	Fabricated wire for the bedding, furniture and automotive industries
•	Cut-to-size bed frame lumber
•	Down comforters, mattress pads and pillows
•	Shelving and point-of-purchase displays for retailers
•	Chair frames and bases, table bases and office chair controls
•	Plastic injection moldings
•	Lumbar supports for automotive seats
•	Wire and steel storage systems and racks for the interior of service vans and utility vehicles

Europe

•	Innersprings for mattresses
•	Structural fabric for industrial and residential uses
•	Various wire products
•	Lumbar and seat suspension systems for automotive seating
•	Machinery and equipment designed to manufacture innersprings for mattresses and other bedding-related components
•	Design and distribution of point-of-purchase displays for retailers

Mexico

•	Innersprings and wire grid tops for mattresses
•	Structural fabric for industrial and residential uses
•	Retail shelving and point-of-purchase displays
•	Material handling equipment
•	Aluminum die castings and machining, sub-assembly and other value-added services related to aluminum die castings
•	Fabricated wire for the bedding industry
•	Automotive control cable systems

China

•	Innersprings for mattresses
•	Recliner mechanisms and bases for upholstered furniture
•	Retail store fixtures and gondola shelving
•	Stamped seat frames and formed metal products for automotive seating
•	Cables and small electric motors used in lumbar systems for automotive seating
•	Machinery and replacement parts for machines used in the bedding industry

Our international expansion strategy is to locate our operations where we believe demand for components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them efficiently.

Our international operations face the risks associated with any operation in a foreign state. These risks include:

•	Nationalization of private enterprises
•	Political instability in certain countries
•	Foreign legal systems that make it difficult to protect intellectual property and enforce contract rights
•	Credit risks
•	Increased costs due to tariffs, customs and shipping rates

•	Potential problems obtaining raw materials, and disruptions related to the availability of electricity and transportation during times of crisis or war
•	Foreign currency fluctuation

These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on our foreign operations and other adverse effects on our business.

Geographic Areas of Operation

We have manufacturing, warehousing and distribution facilities in countries around the world:

Segment	North America	Europe	South America	Asia / Pacific	Africa
Residential Furnishings	Canada Mexico United States	Croatia Denmark France Spain United Kingdom	Brazil	Australia China Singapore	South Africa

Commercial Fixturing & Components	Canada Mexico United States	United Kingdom		China

Aluminum Products	Mexico United States

Industrial Materials	United States	United Kingdom		China

Specialized Products	Canada Mexico United States	Austria Belgium Croatia Germany Hungary Italy Switzerland United Kingdom		China India South Korea

For further information concerning our long-lived assets and sales outside the United States, refer to Note L on page 83 of the Notes to Consolidated Financial Statements.

Sales by Product Line

The following table shows our percentage of sales to external customers by product line for the last three years:

Product Line	2006	2005	2004
Bedding Components	14.6%	17.3%	17.6%
Residential Furniture Components	17.1	16.9	15.8
Finished & Consumer Products	15.3	12.6	12.7
Other Residential Furnishing Products	2.9	2.2	2.4
Store Displays, Fixtures & Storage Products	13.3	14.7	14.6
Office Furnishings & Plastic Components	5.2	5.1	4.7
Aluminum Products	9.8	9.7	10.0
Wire, Wire Products & Steel Tubing	8.9	10.1	10.4
Automotive Products, Commercial Vehicle Products & Specialized Machinery	12.9	11.4	11.8

Distribution of Products

In each of our segments, we sell and distribute our products primarily through the Company’s sales personnel. However, many of our businesses have relationships and agreements with outside sales representatives and distributors. We do not believe any of these agreements or relationships would, if terminated, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Raw Materials

The products we manufacture require a variety of raw materials, and among the most important are:

•	Various types of steel, such as scrap, rod, wire, coil, sheet and angle iron
•	Foam chemicals and foam scrap
•	Aluminum
•	Woven and non-woven fabrics

Leggett supplies its own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture:

•	Innersprings and foundations for mattresses
•	Springs and seat suspensions for chairs and sofas
•	Displays, shelving and racks for retailers
•	Automotive seating components

We currently supply roughly two-thirds of our steel rod requirements through our rod mill. Our own wire drawing mills supply nearly all of our U.S. requirements for steel wire. We also produce welded steel tubing, dimension lumber and plastic components both for our own consumption and for sale to external customers.

We believe that worldwide supply sources are available for all the raw materials used by the Company. However, we have experienced volatility in raw material prices in the last three years, most notably in the following areas:

•

Steel: Our steel purchases have ranged from 14% – 17% of cost of goods sold over the past few years. In 2004, increased steel prices added more than $200 million to Leggett’s costs over 2003, and we implemented steel-related price increases for many of our products. During 2005 and 2006, steel prices dropped slightly then stabilized.

•	Steel scrap: In 2004 and 2005, unusual market conditions led to unsustainably high profit margins on our rod production. In 2006, the market began returning to more normal levels.

•

Chemicals, fibers and resins: In 2005, we experienced significant inflation in chemicals, fibers and resins (generally driven by changes in oil prices). These costs remained relatively flat in 2006, and the majority of the 2005 cost increases are now reflected in our selling prices.

•	Foam scrap: The cost of foam scrap increased steadily throughout 2006 with the overall cost of scrap doubling from the prices at year-end 2005.

•

Aluminum: Aluminum prices began increasing in the last half of 2005, peaked in early 2006, and stabilized by midyear at levels approximately 50% above those from a year earlier. We are generally less exposed to cost changes in this commodity because of the pricing arrangements we have with our customers.

The future pricing of steel and other raw materials is uncertain—it could increase or decrease in 2007. The degree to which we are able to mitigate or recover higher costs, should they occur, could influence our 2007 earnings.

Higher raw material costs in 2004 and 2005 led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components were replaced with lower cost components, causing us to shift production accordingly. This has primarily impacted profit margins in our Residential Furnishings segment.

Customers

We serve thousands of customers worldwide, sustaining many long-term business relationships. No customer accounted for more than 5% of the Company’s consolidated revenues in 2006. Our top 10 customers accounted for less than 17% of our consolidated revenues in 2006.

Some of our segments have customers whose purchases exceed 10% of the segment’s sales in 2006: Commercial Fixturing & Components has one customer accounting for approximately 15%, Aluminum Products has one customer accounting for approximately 13% and Specialized Products has one customer accounting for approximately 11%. The loss of any one or more of these customers may have a material adverse effect upon the relevant segment.

Patents and Trademarks

Leggett holds approximately 1,350 patents and has over 700 in process for its various product lines. We have registered almost 1,000 trademarks, with more than 150 in process. No single patent or group of patents, or trademark or group of trademarks, is material to our business as a whole or to any individual segment. Most of our patents and trademarks relate to products sold in the Specialized Products and Residential Furnishings segments.

Some of our most significant trademarks include:

•	SEMI-FLEX®, LOK-Fast™ and DYNA-Lock® (boxspring components and foundations)
•	Mira-Coil®, Lura-Flex® and Superlastic® (mattress innersprings)
•	Nova-Bond® and Rollout® (insulator pads for mattresses)
•	ADJUSTAMAGIC® (adjustable electric beds)
•	Wall Hugger® (recliner chair mechanisms)
•	SUPER SAGLESS® (motion and sofa sleeper mechanisms)
•	No-Sag® (wire forms used in seating)
•	Tack & Jump® and Pattern Link® (quilting machines)
•	Hanes® (fiber materials)
•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)
•	Amco® and RHC® (fixtures and displays)
•	Spuhl® (mattress innerspring manufacturing machines)
•	Gribetz™ and Porter® (quilting and sewing machines)
•	ABC America’s Body Co.™, QUIETFLEX® and Masterack® (equipment and accessories for vans and trucks)

Research and Development

We maintain research, engineering and testing centers in Carthage, Missouri, and do additional research and development work at many of our other facilities. We are unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we estimate the cost of research and development was approximately $25 to $50 million in each of the last three years.

Employees

As of December 31, 2006, the Company had 32,828 active employees, of which 24,403 were engaged in production. Of the total active employees, 11,071 are international employees. Labor unions represent 4,934 of our employees. We did not experience any material work stoppage related to contract negotiations with labor unions during 2006. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2007.

The table below shows our employees by segment.

Segment	Employees
Residential Furnishings	13,197
Commercial Fixturing & Components	6,776
Aluminum Products	4,311
Industrial Materials	1,514
Specialized Products	5,989
Unallocated (e.g., corporate headquarters)	1,041

TOTAL	32,828

Competition

Many companies offer products that compete with those we manufacture and sell. The number of competing companies varies by product line, but many of the markets for our products are highly competitive. We tend to attract and retain customers through product quality, innovation, competitive pricing and customer service, while many of our competitors try to win business primarily on price.

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

We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. When prices for key materials (such as steel, aluminum and chemicals) are relatively level throughout the world, we can generally produce our components at a lower cost in the U.S. because of our products’ low labor content. However, in instances where our customers move production of their finished products overseas, we believe our operations should be located nearby to supply them efficiently. Accordingly, at the end of 2006, Leggett operated 12 facilities in China.

We have experienced increased price competition in certain U.S. markets from Chinese bedding component manufacturers. This has primarily occurred with low-end commodity products in markets easily served by major ocean ports. We have reacted to this competition by selectively adjusting prices and developing new proprietary products that help our customers reduce total costs.

We believe Asian manufacturers currently benefit from lower commodity costs (certain commodities may be subsidized at times by Asian governments), lenient attitudes toward safety and environmental matters, and currency rates that are pegged to the U.S. dollar rather than free-floating. However, when exporting to the U.S.,

Asian manufacturers must overcome higher transportation costs and increased working capital needs, and may have difficulty matching U.S. manufacturers’ level of service, flexibility and logistics.

Seasonality

As a diversified manufacturer, we do not experience significant seasonality, although our quarter-to-quarter sales have generally varied in proportion to the total year by roughly 2.5%. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of our businesses. Nevertheless, for the Company as a whole, the second and third quarters typically have proportionately greater sales, while the first and fourth quarters are generally lower.

Our five segments tend to experience seasonality as follows:

•	Residential Furnishings: typically has the strongest sales in the second and third quarters due to increased consumer demand for bedding and furniture during the late summer and fall months.

•

Commercial Fixturing & Components: generally has heavy third quarter sales of its store fixture products, with the first and fourth quarters normally lower. This aligns with the industry’s normal construction cycle—the opening of new stores and completion of remodeling projects in advance of the holiday season.

•	Aluminum Products: sales are proportionately greater in the first two quarters due to typically stronger spring and early summer demand for lawn and garden equipment and barbeque grills.

•	Industrial Materials: minimal variation in sales throughout the year.

•

Specialized Products: relatively little quarter-to-quarter variation in sales, although the automotive business is somewhat heavier in the second and fourth quarters of the year and lower in the third quarter due to model changeovers and plant shutdowns in the automobile industry during the summer.

Backlog

Our customer relationships and our manufacturing and inventory practices do not create a material amount of backlog orders for any of our segments. Production and inventory levels are geared primarily to the level of incoming orders and projected demand based on customer relationships.

Working Capital Items

For information regarding working capital items, see the discussion of “Cash from Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 42.

Environmental Regulation

The Company’s operations are subject to federal, state, and local laws and regulations related to the protection of the environment. We have policies intended to ensure that our operations are conducted in keeping with good corporate citizenship and a commitment to protect the natural and workplace environments. While we cannot predict policy changes by various regulatory agencies, management expects that compliance with these laws and regulations will not have a material adverse effect on our competitive position, capital expenditures, consolidated financial condition or results of operations.

Internet Access to Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available, without cost, on our website at http://www.leggett.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as charters for its Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors can be found on our website. Each of these documents is available in print, without cost, to any shareholder who requests it. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

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

Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; therefore, our raw material costs move with the market.

When we experience significant increases in raw material costs, we often attempt to implement price increases to recover the higher costs. We encounter greater difficulty in implementing these price increases in industries where we have a smaller market share and in products that are of a commodity nature. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings.

Steel is our most significant raw material. During 2004 the price of certain types of steel nearly doubled. Steel costs were more stable (at high levels) in 2005 and 2006, although there were some quarter-to-quarter fluctuations in those years. These market conditions in 2004 and 2005 resulted in an unusually high spread between steel scrap costs and steel rod prices. As a result, this spread created unsustainable margins and earnings at our steel rod mill. In 2006, the average rod margins narrowed primarily due to changes in the global steel market. If this narrowing continues, it will negatively impact our results of operations.

Our operations can also be negatively impacted by the cost of other raw materials. Throughout 2005, but particularly in the last half of the year, we experienced higher costs associated with the oil based raw materials, such as chemicals, fibers and resins. In 2006, the cost of these materials remained relatively flat (at high levels). In 2006, the cost of foam scrap increased steadily with the overall cost doubling from the prices at the end of 2005.

In 2005, higher raw material costs led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. This trend continued in 2006. In some cases, higher priced components were replaced with lower priced components. This has primarily impacted our Residential Furnishings product mix and decreased profit margins. If this trend continues it could negatively impact our results of operations.

We have exposure to economic and other factors that may affect market demand for our products.

As a supplier of products to a variety of industries, we are adversely affected by general economic downturns. Our operating performance is heavily influenced by market demand for our components and products. Market demand for the majority of our products is most heavily influenced by consumer confidence. To a lesser extent, market demand is impacted by other broad economic factors, including disposable income levels, employment levels, housing turnover, energy costs and interest rates. All of these factors influence consumer spending on durable goods, and therefore drive demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one quarter of our sales. Significant changes in these economic factors may negatively impact the demand for our products and our results of operations.

Demand in the North American bedding and automotive markets was weak for most of 2006. If demand in these markets does not improve, our ability to achieve our long-term targets for sales, margins and earnings for the Company as a whole and for the Residential Furnishing and Specialized Product segments may be negatively impacted.

Asian competition could adversely affect our operating results.

We operate in markets that are highly competitive. Most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality, performance and availability as well. We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished product from Asia. If we are unable to purchase key raw materials, such as steel, aluminum and chemicals, at prices competitive with those of foreign suppliers, our ability to maintain market share and profit margins could be harmed.

If our customers move production of their finished products overseas, we believe that our operations must be located nearby to supply them efficiently. At year-end 2006, we operated 12 facilities in China. If demand in China (and other foreign countries) increases at a more rapid rate than we are able to establish operations, our market share and results of operations could be negatively impacted.

Also, we have experienced increased price competition in the U.S. from Chinese bedding component manufacturers. This has primarily occurred with low-end commodity products in markets easily served by major ocean ports. We have reacted to this competition in 2006 by selectively adjusting prices and developing new products that help our customers reduce total costs. If this price competition intensifies we could lose market share and our earnings could be negatively impacted.

Higher energy costs could adversely affect our operating results.

Higher prices for natural gas, electricity and fuel increase our production and delivery costs. Many of our large manufacturing operations are heavy users of natural gas and electricity. Our inability to respond to these cost increases by raising selling prices could negatively affect our operating results.

In recent years, higher energy prices impacted consumer demand in certain markets. Higher energy prices leave less disposable income to purchase products that contain our components. Bedding demand has been soft in recent quarters, and we believe this is partially due to the impact higher energy prices have on the consumer. If energy prices increase, this could negatively impact demand for our products and reduce our sales, profit margins and earnings.

We may not be able to continue improving operating performance in our Fixture & Display group.

Our Fixture & Display group is operating at levels below our long term expectations. We were hampered in our efforts to improve operating margins in 2005 by new program start-up costs and integration inefficiencies associated with the RHC Spacemaster acquisition. In completing the Restructuring Plan we announced in September 2005, eight facilities in the Fixture & Display group have been consolidated, sold or closed. As a result of these restructuring activities, we have reduced our productive capacity in the Fixture & Display group by approximately $100 million. We are realizing expected restructuring benefits; however, margins are still not at desired levels. While overall demand in the Fixture & Display group has been difficult to predict, we are not anticipating a near-term change in the market. Earnings must continue to improve in our Fixture & Display group from current levels or further restructuring may be initiated.

Our assets are subject to potential goodwill impairment.

A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of December 31, 2006 goodwill and other intangible assets represented approximately $1.3 billion, or 31%, of our total assets. We test goodwill and other assets for impairment annually and whenever events or circumstances indicate an impairment may exist. We could be required to recognize non-cash reductions in our net income caused by the impairment of goodwill and other intangibles, which could be material.

As disclosed above, our Fixture & Display group has experienced deterioration in profitability compared to historical levels. The Restructuring Plan and other initiatives have led to improved earnings in the Fixture & Display group, but additional improvement is necessary. About $300 million of goodwill is associated with the Fixture & Display group. If earnings in this group fail to more consistently meet forecasted levels a goodwill impairment charge may be necessary.

We may fail to meet our acquisition growth goals.

One of our growth strategies is to increase our sales and earnings and expand our markets through acquisitions. In 2006 the Company acquired five businesses. We expect these acquisitions to add approximately $75 million in annual revenue. Furthermore, we expect to continue to make acquisitions in the future when appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable acquisitions that are sufficient to meet our goals. Further, our acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations. Our long term targets for sales, margins and earnings may not be reached if we fail to achieve our acquisition growth goals.

We are exposed to foreign currency risk.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2006, 21% of our sales were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our future operations and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate headquarters are located in Carthage, Missouri. At December 31, 2006, we had 373 production, warehouse, sales and administrative facilities disbursed across 33 U.S. states and 24 foreign countries.

Properties by Location and Segment

	Company- Wide	Subtotals by Segment
Locations		Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products
United States	289	151	48	32	23	35
Canada	22	7	10	0	0	5
Mexico	10	3	3	2	0	2
Europe	26	14	3	0	0	9
Asia	18	8	1	0	1	8
Other	8	8	0	0	0	0

Total	373	191	65	34	24	59

Properties by Use and Segment

		Subtotals by Segment
Use	Company- Wide	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products
Production*	257	129	44	24	17	43
Warehouse	70	41	12	8	5	4
Sales	20	10	2	0	1	7
Administration	26	11	7	2	1	5

	373	191	65	34	24	59

*	Includes some multi-purpose facilities with additional warehouse, sales and/or administrative uses.

Our most important physical properties are our production plants. The Company owns over two-thirds of the manufacturing facilities that account for the majority of our consolidated sales. We lease many of our production, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, reference is made to Note H on page 70 of the Notes to Consolidated Financial Statements.

In the opinion of management the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base.

Since our Restructuring Plan was announced in September 2005, the Company has consolidated, closed or sold 36 underutilized or underperforming facilities. Following completion of the restructuring, our productive capacity, in general, continues to exceed current operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked.

Item 3. Legal Proceedings.

The information contained in Note M on page 88 of the Notes to Consolidated Financial Statements is incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Supplemental Item. Executive Officers of the Registrant.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K.

The table below sets forth the names, ages and positions of all executive officers of the Company as of February 15, 2007. Executive officers are normally elected annually by the Board of Directors.

Name	Age	Position
Felix E. Wright	71	Chairman of the Board
David S. Haffner	54	President and Chief Executive Officer
Karl G. Glassman	48	Executive Vice President and Chief Operating Officer
Jack D. Crusa	52	Senior Vice President and President—Specialized Products
Joseph D. Downes, Jr.	62	Senior Vice President and President—Industrial Materials
Matthew C. Flanigan	45	Senior Vice President and Chief Financial Officer
Paul R. Hauser	55	Senior Vice President and President—Residential Furnishings
Daniel R. Hebert	63	Senior Vice President and President—Aluminum Products
Ernest C. Jett	61	Senior Vice President, General Counsel and Secretary
Dennis S. Park	52	Senior Vice President and President—Commercial Fixturing & Components
William S. Weil	48	Vice President, Corporate Controller and Chief Accounting Officer

Subject to the employment agreements and severance benefit agreements listed as Exhibits to this report, the executive officers serve at the pleasure of the Board of Directors.

Felix E. Wright has served as Chairman of the Company’s Board of Directors since 2002. Mr. Wright served as the Company’s Chief Executive Officer from 1999 to 2006, Vice Chairman of the Company’s Board of Directors from 1999 to 2002, and Chief Operating Officer from 1979 to 1999. He has served in various other capacities since 1959.

David S. Haffner was appointed Chief Executive Officer in 2006 and has served as President of the Company since 2002. He served as Chief Operating Officer from 1999 to 2006 and as the Company’s Executive Vice President from 1995 to 2002. He has served the Company in other capacities since 1983.

Karl G. Glassman was appointed Chief Operating Officer in 2006 and has served as Executive Vice President of the Company since 2002. He served as President of the Residential Furnishings Segment from 1999 to 2006, as Senior Vice President of the Company from 1999 to 2002 and as President of Bedding Components from 1996 to 1998. He has served the Company in other capacities since 1982.

Jack D. Crusa has served the Company as Senior Vice President since 1999 and President of Specialized Products since 2003. He previously served as President of the Industrial Materials Segment from 1999 through 2004, as President of the Automotive Group from 1996 through 1999 and in various other capacities since 1986.

Joseph D. Downes, Jr. was appointed Senior Vice President of the Company in 2005 and President of the Industrial Materials Segment in 2004. He previously served the Company as President of the Wire Group from 1999 to 2004 and in various other capacities since 1976.

Matthew C. Flanigan has served the Company as Senior Vice President since 2005 and as Chief Financial Officer since 2003. Mr. Flanigan previously served the Company as Vice President from 2003 to 2005, as Vice President and President of the Office Furniture Components Group from 1999 to 2003 and as Staff Vice President of Operations from 1997 to 1999.

Paul R. Hauser became Senior Vice President of the Company in 2005 and President of the Residential Furnishings Segment in 2006. He previously served as Vice President of the Company and President of the Bedding Group from 1999 to 2006. He served in various capacities in the Company’s Bedding Group since 1980.

Daniel R. Hebert became Senior Vice President of the Company and President of the Aluminum Products Segment in 2002. Mr. Hebert previously served as Executive Vice President of the Aluminum Products Segment from 2000 to 2002 and Vice President of Operations from 1996 to 2000.

Ernest C. Jett became Senior Vice President, General Counsel and Secretary in 2005. He was appointed General Counsel in 1997 and Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

Dennis S. Park became Senior Vice President and President of the Commercial Fixturing & Components Segment in 2006. In 2004, he was named President of the Home Furniture and Consumer Products Group and became Vice President of the Company and President of Home Furniture Components in 1996. He served the Company in various other capacities since 1977.

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

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2006
Fourth Quarter	$25.45	$22.43	53.2	$.17
Third Quarter	25.25	21.93	47.6	.17
Second Quarter	27.04	23.74	42.0	.17
First Quarter	25.14	23.05	46.1	.16

For the Year	$27.04	$21.93	188.9	$.67

2005
Fourth Quarter	$24.44	$18.19	56.7	$.16
Third Quarter	28.60	19.54	57.0	.16
Second Quarter	29.35	25.53	39.1	.16
First Quarter	29.61	27.03	32.4	.15

For the Year	$29.61	$18.19	185.2	$.63

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders

The Company estimates it has approximately 50,000 shareholders, which includes approximately 14,000 shareholders of record (i.e. stock certificates are issued in the name of the owner) as of February 23, 2007 and approximately 36,000 beneficial shareholders (i.e. stock is held for the owner by their stockbroker in the name of the brokerage firm). At year end, institutional investors (e.g. mutual funds, pension funds) as a group held an estimated 69% of the Company’s shares; the ten largest positions held an estimated 37%.

See the discussion of the Company’s target for dividend payout under “Uses of Cash” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on page 40.

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the last quarter of 2006.

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program**	Maximum Number of Shares that may yet be purchased under the Plans or Programs**
October 1-31, 2006	367,665	$23.35	361,964	5,005,729
November 1-30, 2006	433,747	$23.81	426,805	4,578,924
December 1-31, 2006	659,651	$23.57	658,550	3,920,374

Total	1,461,063	$23.58	1,447,319

*	The shares purchased include 13,744 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.
**	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

Item 6. Selected Financial Data.

(Unaudited)	2006	2005	2004	2003	2002
(Dollar amounts in millions, except per share data)
Summary of Operations
Net sales	$5,505.4	$5,299.3	$5,085.5	$4,388.2	$4,271.8
Net earnings	300.3	251.3	285.4	205.9	233.1
Earnings per share
Basic	1.61	1.30	1.46	1.05	1.17
Diluted	1.61	1.30	1.45	1.05	1.17
Cash dividends declared per share	.67	.63	.58	.54	.50

Summary of Financial Position
Total assets	$4,265.3	$4,072.4	$4,197.2	$3,889.7	$3,501.1
Long-term debt	1,060.0	921.6	779.4	1,012.2	808.6

Net earnings and earnings per share for 2002 do not include stock option expense. As discussed in Note A on page 60 of the Notes to Consolidated Financial Statements, the Company began recognizing stock option expense under SFAS 123 in 2003 for options granted after January 1, 2003. Including stock option expense under SFAS 123 for options granted after January 1, 2002, net earnings in 2002 would have been $226.9; basic earnings per share would have been $1.14; and diluted earnings per share would have been $1.14.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

2006 HIGHLIGHTS

We posted record sales and earnings in 2006. Sales increased primarily from acquisitions. Inflation, offset by unit volume declines in certain businesses, resulted in modest internal sales growth. Full year earnings benefited from the net impact of several unusual items.

The restructuring plan launched in the third quarter of 2005 was completed in 2006. We began realizing the anticipated earnings benefits in the last half of 2006, and should see the full impact in 2007 and subsequent years.

Our use of cash in 2006 was consistent with our stated priorities:

•	We funded capital expenditures at levels in line with those of 2005.
•	We spent $83 million on acquisitions.
•	We raised our dividend for the 35th consecutive year.
•	As planned, excess cash (after funding growth and dividends) was used for share repurchases.

Cash from operations, our primary source of funds, increased versus 2005. In addition, our debt remained slightly below the lower end of our long-term, targeted range.

These topics are discussed in more detail in the sections that follow.

INTRODUCTION

What We Do

Leggett & Platt is a FORTUNE 500 diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, retail stores, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.

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

Our Segments

Our 124-year-old company is composed of 29 business units under five reportable segments, with approximately 33,000 employee-partners, and more than 300 facilities located in over 20 countries around the world. Our five segments are Residential Furnishings, Commercial Fixturing & Components, Aluminum Products, Industrial Materials, and Specialized Products.

Residential Furnishings

This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components (includes synthetic fabrics and various other products used in ground stabilization, drainage protection, and erosion and weed control, as well as silt fencing, chemicals, seed, and fertilizer), and other finished products.

Commercial Fixturing & Components

Operations in this segment produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

Aluminum Products

This segment provides die cast aluminum components for customers that manufacture many products including motorcycles, diesel and small engines, outdoor lighting fixtures, appliances, power tools, and consumer electronics.

Industrial Materials

These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products.

Specialized Products

From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We design, produce, and sell van interiors (the racks, shelving, and cabinets installed in service vans) and truck bodies (for cargo vans, flatbed trucks, service trucks, and dump trucks) used in light-to-medium duty commercial trucks. We also design and produce machinery, both for our own use and for others, including bedding manufacturers.

Customers

We serve a broad suite of customers, with no single one representing even 5% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

We primarily sell our products through our own sales employees, although we also use independent sales representatives and distributors in some of our businesses.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are: market demand for our products, raw material cost trends, energy costs, and competition.

Market Demand

Market demand (including product mix) is impacted by several economic factors, with consumer confidence being most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All these factors influence consumer spending on durable goods, and therefore affect demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one-quarter of our sales.

Despite generally favorable economic conditions in recent years, demand in some of our markets has been weak. In 2006, a decrease in bedding market demand led to lower volume in our businesses serving that industry. In addition, North American automotive production declined in 2006, and this also had an adverse affect on some of our operations.

Raw Material Costs

In many of our businesses, we enjoy a cost advantage from buying large quantities of raw materials. This purchasing leverage is a benefit that many of our competitors do not have. Still, our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate.

Purchasing arrangements vary considerably across the company. We typically have short-term commitments from our suppliers; accordingly our raw material costs generally move with the market. In certain of our businesses, we have longer-term purchase contracts with pricing terms that provide stability under reasonable market conditions. However, when commodities experience extreme inflation, vendors do not always honor those contracts.

Our ability to recover higher costs (through selling price increases) is crucial. We have few long-term, fixed-pricing contracts with customers. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Although we are generally able to pass through most cost increases, we encounter greater difficulty (i) in businesses where we have a smaller market share, and (ii) in products that are of a commodity nature. Inability to recover cost increases (or a delay in the recovery time) can impact our earnings.

Steel is our most significant raw material. During 2004, the price of certain types of steel nearly doubled, but we were able to recover most of these higher costs through selling price increases. Steel costs were more stable (at high levels) in 2005 and 2006, although there were some quarter-to-quarter fluctuations in those years. Unusual market conditions in 2004 and early 2005 resulted in unsustainably high profit margins on our steel rod production. In 2006, the market began returning to more normal levels.

In 2005, we experienced significant inflation in chemicals, fibers, and resins (generally driven by changes in oil prices). These costs remained relatively flat (at high levels) in 2006, and the majority of the 2005 cost increases are now reflected in our selling prices.

In addition to steel and oil-based materials, we also use significant amounts of aluminum, but we are generally less exposed to cost changes in this commodity because of the pricing arrangements we have with our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect during 2005 and 2006, as our customers changed the quantity and mix of components in their finished goods to address the significant steel and chemical inflation from recent years. Our profit margins were negatively impacted as a result of this de-contenting.

Energy Costs

Higher prices for natural gas, electricity, and fuel increase our production and delivery costs. Many of our large manufacturing operations are heavy users of natural gas and electricity. Our ability to respond to these cost increases by raising selling prices affects our operating results.

We continuously monitor natural gas price trends and have locked in prices on a portion of our natural gas requirements for the next three years. The details of those arrangements are discussed in Note P to the financial statements on page 92.

Higher energy prices can also impact consumer demand in certain markets. As consumers pay more for fuel and utilities, they have less disposable income to purchase products that contain our components. We believe consumers purchased fewer mattresses during 2006 in part due to the impact higher energy prices had on disposable income.

Competition

Many of our markets are highly competitive, with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies.

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

We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. When prices for key materials (such as steel, aluminum, and chemicals) are comparable throughout the world, it is generally cheaper to produce our components in the U.S. because of our products’ low labor content. However, in instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. Accordingly, at the end of 2006, Leggett operated 12 facilities in China.

In recent years, we have experienced increased price competition in the U.S. from Chinese bedding component manufacturers. This has primarily occurred with lower-end commodity products in geographic markets easily served by major ocean ports. We reacted to this competition in 2006 by selectively adjusting prices, and also by developing new proprietary products that help reduce our customers’ total costs.

The increased price competition for bedding components is partially due to lower wire costs in China. Asian manufacturers currently benefit from lower costs for commodities such as steel and chemicals. We believe these commodities are subsidized at times by Asian governments. When there is a cost imbalance in global commodities, this can impact pricing and demand for our products. Asian manufacturers also benefit from lenient attitudes toward safety and environmental matters, as well as currency rates that are pegged to the U.S. dollar rather than free floating. However, when exporting to the U.S., they must overcome higher transportation costs, increased working capital needs, and difficulty matching U.S. manufacturers’ levels of service, flexibility, and logistics.

Restructuring and Asset Impairments

In the third quarter of 2005, we launched a significant broad-based restructuring project to reduce excess capacity and improve performance in a number of our businesses. That restructuring was completed in 2006 (except for some remaining asset sales).

As part of the restructuring plan, we identified 36 underutilized or underperforming facilities that were subsequently closed, consolidated, or sold (the 2005 Closure and Consolidation Initiative). We also took a more critical look at other underperforming operations; as a result, we modified or accelerated restructuring activities that were previously underway, and identified other operations with impaired assets.

Net costs associated with all 2005 and 2006 restructuring-related activities were approximately $67 million, of which $55 million were recognized in 2005 and $12 million were recognized in 2006. These charges include the cost of plant closures (building cleanup and repair), equipment relocation, employee severance pay, asset impairment, inventory obsolescence, and similar items, partially offset by gains from asset sales. Of these net costs, about two-thirds were non-cash items. We estimate future gains from asset sales in the range of $10 million to $20 million, but the timing of these gains is uncertain and actual amounts could fall outside this estimated range.

Of the 36 facilities under the Closure and Consolidation Initiative, about half were in Residential Furnishings, one-quarter were in Commercial Fixturing & Components, and the remainder were in Industrial Materials and Specialized Products. These operations had total revenue of roughly $400 million per year. Most of this volume shifted to other facilities, but as anticipated, we reduced sales by $92 million per year as we divested small, non-core operations and walked away from unprofitable business. The majority of this volume reduction occurred in the Residential and Commercial segments.

We expect an ongoing annual pre-tax earnings benefit from the restructuring plan of approximately $30-$35 million. We realized about half of these benefits in 2006, and should see the full impact in 2007 and subsequent years. The benefits result primarily from the elimination of fixed costs associated with closed facilities, and a reduction in the number of employees. We provide additional details about restructuring and asset impairment in Note N to the financial statements on page 89.

Fixture & Display Performance

Sales volume in our Fixture & Display business declined slightly in 2006. While overall demand in this business has been difficult to predict, we are not expecting a significant near-term change in the market.

Although we are realizing the expected restructuring benefits, margins for this business are still not at desired levels. Efforts to improve performance are continuing on a number of fronts. We are implementing certain production process improvements, and are evaluating others aimed at reducing operating costs and increasing speed to market. We expect our renewed emphasis on innovation and product development to result in new product introductions that will allow us to expand our customer base, as well as increase sales to existing customers. In addition, we are continuing our efforts to maximize capacity utilization and will consolidate or close additional operations if necessary.

RESULTS OF OPERATIONS — 2006 vs. 2005

During 2006, we attained record sales and earnings. Sales grew 4% for the year, primarily from acquisitions. Earnings increased due to several factors, including lower restructuring-related expenses, absence of 2005’s higher workers’ compensation costs, and reimbursement of Canadian lumber duties. We also realized benefits from the restructuring, as expected, in the later part of the year. Further details about these items and our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings from 2005 to 2006, and identifies the major factors contributing to the changes:

	Amount	%
	(Dollar amounts in millions, except per share data)
Net sales:
Year ended December 31, 2005	$5,299
Acquisition sales growth	279	5.3%
Restructuring-related closures & divestitures	(92)	(1.7)%
Internal sales growth	19	0.3%

Year ended December 31, 2006	$5,505	3.9%

Net earnings:
Year ended December 31, 2005	$251
Lower restructuring-related charges	29

Lower workers’ compensation expense	14

Reimbursement of Canadian Lumber Duty	10

Other offsetting factors including restructuring benefits, income from recent acquisitions, product mix, price competition, and higher interest expense	(4)

Year ended December 31, 2006	$300

Earnings Per Share December 31, 2005	$1.30

Earnings Per Share December 31, 2006	$1.61

Acquisitions contributed most of the full year sales gains, but this increase was partially offset by declines, as expected, from restructuring and divestitures. The restructuring-related sales decrease occurred as we chose to walk away from business that was marginally profitable, or in some instances, unprofitable. Internal sales (i.e., excluding acquisitions and divestitures) were roughly flat for the year. Lower volume in certain businesses offset inflation-related sales growth (from price increases we implemented to recover higher raw material costs). The price increases related primarily to higher costs for chemicals and other oil-based raw materials early in the year (versus lower levels in early 2005) and higher aluminum costs.

In the North American bedding market, volume was weak for most of the year and softened further beginning in September. Automotive demand, and to a lesser extent, custom store fixture demand was also soft for most of the year. In contrast, our residential furniture components, office furniture components, machinery, and foam businesses performed very well. These trends are discussed in the segment results below.

Net earnings and earnings per share increased versus 2005 primarily due to:

•	Lower restructuring-related charges: Costs associated with the restructuring plan, discussed on page 89, decreased in 2006.

•

Lower workers’ compensation expense: In 2005, we significantly increased our reserves for workers’ compensation to reflect higher costs of medical care and longer durations of claims. Workers’ compensation costs returned to normal levels in 2006.

•

Reimbursement of Canadian lumber duty: In late 2006, we received a refund of duties that we had paid to the U.S. Customs Department over the previous four years on imports of softwood lumber from Canada.

Earnings benefited as expected from restructuring-related operating improvements during the last half of 2006. Acquisitions completed over the past several months (including those completed in late 2005) also contributed to the 2006 earnings increase. In addition, a lower share count drove a portion of the increase in earnings per share. These earnings improvements were partially offset by:

•	Product mix: Higher raw material costs in recent years have led some customers to modify their product design and replace higher cost components with lower cost (and lower margin) components.

•	Price competition: In 2006, we experienced price competition in certain markets, and we responded by selectively reducing prices of certain of our products.

•	Higher net interest expense ($5 million)

Segment Results

In the following section we discuss 2006 sales and earnings before interest and taxes (EBIT) for each of our segments. Reported amounts for 2004 and 2005 in the Commercial Fixturing & Components segment and the Specialized Products segment have been restated for an organizational change effective January 1, 2006. This change moved Commercial Vehicle Products operations from Commercial Fixturing & Components to Specialized Products, and also moved a small office components operation from Specialized Products to Commercial Fixturing & Components. We provide additional detail on our restated segment results and a reconciliation of segment EBIT to consolidated EBIT in Note L to the financial statements on page 83.

Residential Furnishings

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2006	$2,768	$277	10.0%
Year ended December 31, 2005	2,622	170	6.5%

Increase (decrease)	$146	$107

% increase (decrease)	6%	63%
Internal sales growth	1%

Acquisitions (net of restructuring & divestitures)	5%

Residential Furnishings sales increased in 2006, primarily from acquisitions. Internal sales grew slightly during the year, mainly due to inflation in our foam businesses and unit growth in upholstered furniture components. However, weak demand and price competition in the U.S. bedding market, in addition to de-contenting by some of our customers (those who have chosen to replace higher cost components with lower cost components) has offset much of the internal sales gains.

EBIT and EBIT margins increased versus 2005 due to several factors:

•	Lower restructuring-related charges, net of gains from asset sales ($16 million)
•	Reimbursement of Canadian lumber duty ($14 million)
•	Lower workers’ compensation expense ($11 million)
•	Operational benefits from the restructuring
•	Improved market conditions in our foam and fiber businesses
•	Income from recent acquisitions

These improvements were partially offset by lower bedding volume, increased price competition, and higher energy and transportation costs.

We aggressively protected our bedding market share during 2006 as we dealt with price competition and de-contenting by our customers. Product development plays a key role in improving margins and increasing market share in our bedding component business. New product designs for both innersprings and box springs have recently been introduced and are being well received by the market.

Commercial Fixturing & Components

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2006	$1,033	$64	6.2%
Year ended December 31, 2005	1,069	40	3.7%

Increase (decrease)	$(36)	$24

% increase (decrease)	(3)%	60%
Internal sales growth	(2)%

Acquisitions (net of restructuring & divestitures)	(1)%

Sales decreased in 2006 from a combination of lower unit volume and the impact, as expected, of restructuring activity. Demand for custom fixtures and displays softened in the latter part of the year, but this decrease was partially offset by continued growth in our businesses supplying office furniture components.

Despite lower sales, EBIT and EBIT margins increased versus 2005 primarily due to:

•	Lower restructuring-related charges, net of gains from asset sales ($14 million)
•	Lower workers’ compensation expense ($5 million)
•	Operational benefits from the restructuring

Segment margins improved during 2006, but are still below targeted levels. Further margin gains should come from the restructuring benefits and additional volume, but other operating initiatives (that are underway) should contribute about two-thirds of the remaining improvement needed to reach targeted levels.

Aluminum Products

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2006	$558	$42	7.5%
Year ended December 31, 2005	531	31	5.8%

Increase (decrease)	$27	$11

% increase (decrease)	5%	35%
Internal sales growth	5%

Acquisitions (net of restructuring & divestitures)	—

Sales increased in 2006 solely from internal growth. Inflation was the main driver (we passed through higher raw material costs) but was partially offset by slight declines in unit volumes. Small engine sales were weak during the last half of 2006, in part due to the absence of significant weather events that drive generator and snow blower sales; outdoor grill volume also declined, offsetting gains in several of our other markets during the year.

EBIT and EBIT margins increased versus 2005 from:

•	Higher sales
•	Benefits from the restructuring and other operational progress over the past year
•	Lower restructuring-related costs ($3 million)

These benefits were partially offset by start-up costs at our new facility in Auburn, Alabama, and higher energy costs. EBIT margins in 2006 were also negatively impacted by the pass-through of higher raw material costs with little incremental profit.

Industrial Materials

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2006	$751	$62	8.2%
Year ended December 31, 2005	844	104	12.3%

Increase (decrease)	$(93)	$(42)

% increase (decrease)	(11)%	(40)%
Internal sales growth	(10)%

Acquisitions (net of restructuring & divestitures)	(1)%

Internal sales were down for the year due, in equal parts, to deflation and lower unit volumes. Volume declines resulted from continued weakness in U.S. bedding demand (which impacts our wire operations) and lower production levels in the automotive industry (which impacts our tubing businesses).

EBIT and EBIT margins decreased versus 2005 largely from reduced sales, lower profitability at the rod mill, and higher raw material costs. Lower restructuring-related expenses ($4 million), lower workers’ compensation costs ($3 million), and restructuring benefits offset some of this decline.

In 2004 and 2005, segment margins were above our long-range, targeted levels mainly due to unusual market conditions that resulted in unsustainably high margins on our rod production. In 2006, the market began returning to more normal levels.

Specialized Products

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2006	$754	$43	5.7%
Year ended December 31, 2005	661	33	4.9%

Increase (decrease)	$93	$10

% increase (decrease)	14%	30%
Internal sales growth	—

Acquisitions (net of restructuring & divestitures)	14%

Sales growth in 2006 resulted entirely from acquisitions completed in late 2005. Internal sales were essentially flat for the year. In our automotive business, market weakness in North America, particularly in larger vehicles that contain more seats with higher-end features, has been offset by growth in Asia and Europe.

Machinery volume was stronger in 2006, reflecting improved demand for bedding related equipment in certain international markets. In the Commercial Vehicle Products business, demand for fleet van interiors (racks, shelving, and cabinets installed in service vans) grew in 2006, but we experienced market softness for commercial truck equipment (truck bodies for cargo vans, flatbed trucks, service trucks, and dump trucks), caused in part by production cuts at the auto and truck manufacturers, and associated shortages of commercial truck chassis. This situation was corrected late in 2006, and truck chassis are now available.

EBIT and EBIT margins increased versus 2005 in part due to:

•	Lower restructuring-related costs ($6 million)
•	Earnings from recently acquired companies
•	Lower workers’ compensation expense ($2 million)
•	Operational benefits from the restructuring

Currency factors ($6 million) offset some of these gains.

Although segment margins improved this year, they are still below targeted levels in part due to lower volume in North American automotive and portions of the Commercial Vehicle businesses, as well as continued weakness of the U.S. dollar versus the Canadian dollar.

RESULTS OF OPERATIONS—2005 vs. 2004

We achieved record sales in 2005, exceeding the prior year by 4%. Earnings for the year decreased primarily due to restructuring, asset impairment, and inventory obsolescence charges (related to the restructuring plan). Inflation was a challenge during the year, primarily in oil-based raw materials, but by year-end these higher costs were reflected in our selling prices. Further details about these items and our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings from 2004 to 2005, and identifies the major factors contributing to the changes:

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

Internal growth and acquisitions each contributed about half the net sales increase. Internal sales growth (i.e., growth excluding acquisitions and divestitures) was mainly due to inflation — we implemented price increases to recover higher raw material costs. These increases related primarily to higher costs for steel early in the year (versus lower levels in early 2004), and for chemicals, fibers, and resins throughout 2005. By late 2005, steel costs had declined (versus peak levels in the last half of 2004), and we experienced modest deflation in a few businesses.

Unit volumes were mixed across our various markets. For the full year, we posted solid growth in our businesses supplying upholstered furniture components, but these gains were offset by declines in our bedding and automotive businesses. Volume was essentially flat in many of our other markets. These trends are discussed in the segment results which follow.

Inflation was a significant challenge again in 2005. The largest impact resulted from higher oil prices, which affect the cost of raw materials such as chemicals, fibers, and resins. Many of these costs rose throughout the year, but the increases accelerated following the 2005 hurricanes. In response, we raised prices to our customers, and by year-end, the higher costs were reflected in our selling prices.

Net earnings and earnings per share decreased versus 2004 primarily due to:

•

Restructuring-related charges: As shown in the previous table, restructuring-related charges represent the majority of the decrease in 2005 earnings. These charges include the cost of plant closures, equipment relocation, employee severance pay, asset impairment, inventory obsolescence, and other similar costs associated with the restructuring plan discussed on page 89.

•

Higher workers’ compensation expense: In 2005, we significantly increased our reserves for workers’ compensation to reflect higher costs of medical care and longer durations of claims, since more treatment options are available and can continue over longer periods of time.

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

Segment Results

In the following section, we discuss 2005 sales and earnings before interest and taxes (EBIT) for each of our segments. A reconciliation of segment EBIT to consolidated EBIT is provided in Note L to the financial statements on page 83.

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In 2004, segment margins generally benefited under the FIFO method from the effect of rising commodity costs. In 2005, declining steel costs caused margins (mainly in Residential and Industrial) to decrease under this same method. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining the cost of about half of our inventories. An adjustment is made at the corporate level (i.e., outside the segments) to convert the appropriate operations to the LIFO inventory method.

Residential Furnishings

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2005	$2,622	$170	6.5%

Year ended December 31, 2004	2,482	265	10.7%

Increase (decrease)	$140	$(95)

% increase (decrease)	6%	(36)%
Internal sales growth	3%
Acquisition sales growth	3%

Sales in Residential Furnishings increased in 2005 from a combination of internal growth and acquisitions. Inflation contributed the bulk of the internal sales growth. During the first half of 2005, sales increased over the prior year due to price increases (for the pass through of higher steel costs) implemented in the latter part of 2004. In the last half of 2005, declining steel costs (which were also passed through to our customers) resulted in slight deflation in certain businesses. When combined, these price-related factors led to higher full year sales.

Unit volume declines and changes in product mix partially offset inflation-related sales growth in 2005. Unit volumes were down slightly, with decreases in bedding more than offsetting gains in upholstered furniture components. In addition, inflation in the raw materials used to produce finished bedding and upholstered furniture has, in certain cases, led our customers to change their product design, which has reduced the quantity and changed the mix of components they buy from us.

EBIT and EBIT margins decreased versus 2004 due to several factors:

•	Restructuring-related and asset impairment charges ($26 million)
•	Selling price decreases related to lower steel costs – We reduced selling prices (to reflect lower steel costs) more quickly than we were able to consume our higher cost inventories.
•	Higher energy and transportation costs
•	Increased workers’ compensation expense ($11 million)
•	Changes in product mix (i.e., increased sales of lower margin components)
•

Currency impacts (approximately $6 million) – In certain operations, we incur costs in Canadian dollars and sell products in U.S. dollars. The weaker U.S. dollar caused margin declines in these operations.

•	Unit volume declines in bedding
•	Inflation in certain raw materials

Commercial Fixturing & Components

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2005	$1,069	$40	3.7%

Year ended December 31, 2004	995	54	5.4%

Increase (decrease)	$74	$(14)

% increase (decrease)	7%	(26)%
Internal sales growth	6%
Acquisition sales growth	1%

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

EBIT and EBIT margins decreased versus 2004 primarily due to:

•	Restructuring-related and asset impairment charges ($13 million)
•	Currency impacts (approximately $6 million)
•	Higher workers’ compensation expense ($5 million)

These items were partially offset by benefits related to slightly higher unit volume and gains from asset sales (approximately $3 million).

Aluminum Products

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2005	$531	$31	5.8%

Year ended December 31, 2004	522	46	8.7%

Increase (decrease)	$9	$(15)

% increase (decrease)	2%	(33)%
Internal sales growth	2%
Acquisition sales growth	—

Higher sales in 2005 were entirely due to internal growth. Unit volumes were up slightly, but inflation contributed most of the increase as we passed through higher raw material costs. The rate of internal growth in this segment slowed as the year progressed and we reached the one year anniversary of the start-up of major new programs from 2004.

EBIT and EBIT margins decreased versus 2004 due to:

•	Restructuring-related and asset impairment charges ($3 million)
•	Inefficiencies at some plants – primarily (i) losses at a facility that is now closed, and (ii) costs associated with the start-up of new programs
•	Higher energy costs
•	A work stoppage at one facility

Industrial Materials

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2005	$844	$104	12.3%

Year ended December 31, 2004	818	122	14.9%

Increase (decrease)	$26	$(18)

% increase (decrease)	3%	(15)%
Internal sales growth	3%
Acquisition sales growth	—

Internal growth contributed the entire sales increase in 2005, with inflation more than offsetting lower unit volumes. During the first half of 2005, sales increased over last year due to price increases (for the pass through of higher steel costs) implemented in the latter part of 2004. In the last half of 2005, declining steel costs, which were also passed through to our customers, resulted in deflation. When combined, these price-related factors led to higher full year sales.

Unit volumes declined for the year primarily due to weaker bedding demand (which impacts our wire operations) and lower production levels in the automotive industry (which impacts our tubing businesses). When bedding demand improved late in the year, unit volumes in this segment increased slightly.

EBIT and EBIT margins decreased versus 2004 due to several factors, including:

•	Restructuring-related and asset impairment charges ($4 million)
•	Higher energy and transportation costs
•	Increased workers’ compensation expense ($3 million)
•	Unit volume declines

Specialized Products

	Sales	EBIT	EBIT Margins
	(Dollar amounts in millions)
Year ended December 31, 2005	$661	$33	4.9%

Year ended December 31, 2004	651	52	8.0%

Increase (decrease)	$10	$(19)

% increase (decrease)	2%	(37)%
Internal sales growth	(4)%
Acquisition sales growth	6%

In 2005, a decline in internal sales was more than offset by acquisition growth. Volume decreased in our automotive and machinery businesses. Lower production levels in the automotive industry during 2005 led to reduced volume in our businesses supplying that industry. In addition, bedding manufacturers (the primary customers of our machinery business) reduced their capital spending in 2005 due to lower market demand for bedding throughout most of the year. This restricted spending impacted our machinery volume during the year.

EBIT and EBIT margins decreased versus 2004 primarily due to:

•	Restructuring-related and asset impairment charges ($9 million)
•	Unit volume declines
•	Currency impacts (approximately $3 million)
•	Higher workers’ compensation expense ($2 million)

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash
•	Cash from operations
•	Debt position and total capitalization

Our priorities for use of cash, in order of importance, are:

•	Finance internal growth and acquisitions
•	Pay dividends and extend our record of annual increases
•	Repurchase our stock

Our operations provide much of the cash required to fund these priorities. Over the past two years, we also increased net debt and used excess cash for a portion of these items, including higher levels of acquisitions and share repurchases. Net debt to net capital has increased from 21.9% at the beginning of 2005 to 28.0% at the end of 2006. Our long-term goal is to have net debt as a percent of net capital in the 30%-40% range, while maintaining our longstanding “single A” debt rating.

Uses of Cash

Finance Growth

We use cash to fund growth, both internally through capital expenditures and externally through acquisitions.

Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. We expect 2007 capital spending to be about $180 million, up slightly from 2006.

Acquisitions add to our business by expanding our markets, product lines, or manufacturing capabilities. Our level of acquisition spending was lower in 2006 than it was in 2005, as fewer opportunities came to fruition.

In 2005, we completed several acquisitions, including the third largest in our history. In addition to the initial cash outlays for acquisitions (shown in the accompanying chart), we also assumed debt of $1 million, $35 million, and $5 million, respectively in the 2004, 2005, and 2006 transactions.

We acquired five businesses in 2006 that should add about $75 million to annual revenue. All these transactions occurred in the Residential Furnishings segment. These acquisitions:

•	broadened our geographic presence and product offerings in geo components
•	expanded our rubber carpet underlay business
•	added to our international spring operations

In 2005, we acquired 12 companies with annualized sales of approximately $320 million ($170 million in Residential Furnishings and $150 million in Specialized Products).

•

Residential Furnishings: We added 10 businesses in this segment. The largest, Ikex/Jarex, significantly expanded our presence in the conversion and distribution of geo components. Geo components include geotextiles (synthetic fabrics used in a variety of applications such as ground stabilization, drainage protection, erosion control, and weed control), silt fencing, seed, and other related products sold primarily to the construction, landscaping, and agricultural industries. The other acquisitions in the segment:

•	established, early in 2005, a small foothold in geo components
•	broadened our product offerings to include all major types of carpet underlay
•	expanded our base of operations producing furniture mechanisms in China
•	added to our businesses that produce and sell bedding components, upholstered furniture components, and top-of-the-bed products

•

Commercial Fixturing & Components: We acquired one company which had been a key supplier to our Fixture & Display operations for many years. This company produces retail store fixtures and gondola shelving. Importantly, it gave us an operating presence in China from which to serve the growing domestic Chinese market. The acquisition expanded our manufacturing capacity but did not significantly increase our reported sales since most of the product is sold to other Leggett operations for distribution in the U.S.

•

Specialized Products: We acquired America’s Body Company, a designer, manufacturer, and supplier of equipment for light-to-medium duty commercial trucks. Major product categories include van interiors (racks, shelving, and cabinets installed in service vans) and truck bodies (for cargo vans, flatbed trucks, service trucks, and dump trucks).

We provide additional details about acquisitions in Note B to the financial statements on page 63.

Pay Dividends

*	Actual Dividend Payout = annual dividend rate / average EPS for prior three years

In 2006, we increased our annual dividend for the 35th consecutive year. Over the last three years, dividends have grown at a 7% compound annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. Our actual dividend payout has been above those levels in recent years, but as earnings grow, we expect to move back toward that target. We expect to spend approximately $125 million on dividend payments in 2007.

Repurchase Stock

During the past two years, we have purchased a total of 16.5 million shares of our stock and reduced our outstanding shares by about 7%. We typically fund our share repurchases with cash from operations.

In 2005, we purchased 10.3 million of our shares, considerably more than in any previous year. This was an opportunistic move that was driven by two main factors: 1) additional cash was available as we increased net debt, and 2) a lower stock price in the last few months of the year presented an attractive buying opportunity. Almost six million shares were purchased during a nine week period in the third and fourth quarters, at an average price of about $20.25 per share. In 2006, share repurchases were lower (versus 2005), in part because we did not have as large an increase in our net debt levels.

The cash available to repurchase shares will fluctuate each year with earnings, capital spending, and the pace of acquisitions. At a minimum, we typically repurchase shares to replace those issued for employee stock plans (approximately two million shares each year). Although no specific repurchase schedule has been established, we have been authorized by the Board of Directors to repurchase up to 10 million shares in 2007. We expect to spend about $250-$300 million in 2007 for acquisitions and share repurchases combined.

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. In 2006, cash from operations increased 7% over 2005. Earnings grew in 2006, but were partially offset by increased working capital due to higher inventories. This inventory increase resulted primarily from softening demand in certain markets and opportunistic pre-buys of raw materials. Working capital management remains a priority, and we expect to improve these levels (as a percent of sales) in 2007.

In 2005, cash from operations increased, despite lower earnings. A smaller increase in working capital (compared to 2004) was the main driver, and resulted primarily from lower inflation.

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

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

	2006	2005	2004
	(Dollar amounts in millions)
Long-term debt outstanding:
Scheduled maturities	$906	$922	$779
Average interest rates *	5.0%	5.0%	4.1%
Average maturities in years *	7.4	7.8	5.6
Revolving credit/commercial paper	154	—	—

Total long-term debt	1,060	922	779
Deferred income taxes and other liabilities	163	156	145
Shareholders’ equity	2,351	2,249	2,313

Total capitalization	$3,574	$3,327	$3,237

Unused committed credit:
Long-term	$246	$400	$342
Short-term	—	—	—

Total unused committed credit	$246	$400	$342

Current maturities of long-term debt	$52	$99	$401

Cash and cash equivalents	$132	$65	$491

Ratio of earnings to fixed charges **	6.2x	6.7x	8.0x

*	These calculations include current maturities but exclude commercial paper.
**	Fixed charges include interest expense, capitalized interest, and implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at December 31, 2006 and 2005. We show this calculation in two ways:

•	Long-term debt to total capitalization as reported in the previous table.
•	Long-term debt to total capitalization, each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows more meaningful comparison to recent periods during which cash has ranged from $65 million to $491 million. We use these adjusted measures to monitor our financial leverage.

	2006	2005
	(Dollar amounts in millions)
Long-term debt	$1,060	$922
Current debt maturities	52	99
Cash and cash equivalents	(132)	(65)

Net debt	$980	$956

Total capitalization	$3,574	$3,327
Current debt maturities	52	99
Cash and cash equivalents	(132)	(65)

Net capitalization	$3,494	$3,361

Long-term debt to total capitalization	29.7%	27.7%

Net debt to net capitalization	28.0%	28.4%

Total debt (which includes long-term debt and current debt maturities) increased $91 million in 2006. During the year, we added $190 million of debt, including $154 million of commercial paper borrowings, and repaid $99 million of debt that came due.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at the end of 2006 of 8.5 years, and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $400 million in commercial paper through a program that is backed by a $400 million, five year revolving credit commitment. We expect any commercial paper issued under this agreement to be classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At the end of 2006, $154 million in commercial paper was outstanding under this program.

With both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations and take advantage of growth opportunities.

Most of our debt has fixed repayment dates. At the end of 2006, this debt consisted primarily of term notes. We have maintained a single A rating (from both Moody’s and Standard & Poor’s) on our term notes and public debt for over a decade. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations and commitments:

	Total	Payments Due by Period
Contractual Obligations		Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollar amounts in millions)
Long-term debt*	$1,093	$40	$107	$177	$769
Capitalized leases	19	12	4	2	1
Operating leases	171	50	63	35	23
Purchase obligations**	431	431	—	—	—
Interest payments ***	369	54	97	78	140
Deferred income taxes	67	—	—	—	67
Other obligations (including pensions)	96	6	13	9	68

Total contractual cash obligations	$2,246	$593	$284	$301	$1,068

*	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due. Long-term debt includes $154 million of outstanding commercial paper, which is generally due overnight. We have classified commercial paper as long-term debt (due in 3-5 years) since the commercial paper program is supported by a $400 million revolving credit agreement which terminates in 2011.
**	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
***	Interest payments are calculated on debt outstanding at December 31, 2006 at rates in effect at the end of the year. These totals include interest on the $154 million of outstanding commercial paper discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. To do so, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures. If we used different estimates or judgments our financial statements would change, and some of those changes could be significant. Our estimates are frequently based upon historical experience and are considered by management, at the time they are made, to be reasonable and appropriate. Estimates are adjusted for actual events, as they occur.

“Critical accounting estimates” are those that are: a) subject to uncertainty and change, and b) of material impact to our financial statements. Listed here are the estimates and judgments which we believe could have the most significant effect on our financial statements:

•	Asset and goodwill impairment
•	Inventory
•	Workers’ compensation, general liability, and employee benefit programs
•	Credit losses
•	Pension accounting
•	Income taxes
•	Contingencies

We provide additional details regarding our significant accounting policies in Note A to the financial statements on page 59.

Asset and Goodwill Impairment

Long-lived assets are assessed annually, and whenever events warrant, to ensure that future cash flows (from use of the asset) exceed the book value of the asset. In performing these assessments, we make judgments and estimates about: a) the future cash flows expected from use (and eventual disposition) of the assets, and b) the assets’ fair market values. If actual future cash flows are lower than our estimates, we could incur future (unanticipated) impairment charges.

Our eleven reporting units for goodwill purposes are one level below our operating segments, and are the same as the Business Groups disclosed in “Item 1. Business” of our 2006 Form 10-K. We assess our reporting units for possible goodwill impairment on an annual basis and whenever events warrant. In doing so, we estimate the fair market values of our reporting units using a discounted cash flow model. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting unit is an important factor, but not the only factor, in our assessment. To date, none of our assessments has determined that a goodwill impairment exists for any of our reporting units. The total amount of goodwill at December 31, 2006, was $1.1 billion.

The Fixture & Display Group, one of our reporting units, is operating at levels below our long-term expectations. We reviewed this group for potential goodwill impairment as of June 30, 2006 (our annual testing date), and determined that the fair market value exceeded the recorded value of the group’s assets, so no impairment was recognized. If earnings in this group fail to more consistently meet forecasted levels, a goodwill impairment charge may be necessary in the future. About $300 million of goodwill is associated with these operations.

Inventory

In determining the value of inventories, we make assumptions about the value of products that are obsolete or slow-moving (i.e. not selling very quickly). If we have had no sales of a given product for 12 months, those items are generally deemed to have no value. If we have more than a one-year’s supply of a product, we value that inventory at net realizable value (what we think we will recover). At December 31, 2006, we had reduced inventory values by $39 million (approximately 4% of total inventory valued on a FIFO basis) to account for obsolete and slow moving items.

Workers’ Compensation, General Liability, and Employee Benefit Programs

We are substantially self-insured for certain costs related to workers’ compensation, automobile, product and general liability, property, and medical insurance. When estimating the potential amounts we might have to pay (since we are self-insured), we consider a number of factors, including historical claim experience, demographic factors, valuations provided by independent actuaries (where appropriate), and potential recoveries from third party insurance carriers.

In 2005, we significantly increased our reserve for workers’ compensation to reflect higher costs of medical care and longer durations of claims (as more treatment options are available and can continue over longer periods of time).

Over the past five years, we have incurred, on average, $26 million annually for costs associated with these insurance programs. Average year-to-year variation over the past five years has been approximately $4 million. At December 31, 2006, we had accrued $70 million to cover future self-insurance liabilities.

Credit Losses

Our customers are diverse. Many are small-to-medium sized companies, and some are highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning. We regularly evaluate the ability of our customers to pay what they owe us. When we become aware of a specific customer's potential inability to pay, we record a bad debt reserve for the amount we believe may not be collectible. We consider factors such as the length of time that receivables are past due, the financial health of the customer, industry and macroeconomic considerations, and historical experience.

The total amount of credit losses over the last three years is $21 million. At December 31, 2006, our reserves for doubtful accounts totaled $22 million (about 2.5% of our accounts and notes receivable of $895 million).

Pension Accounting

For our pension plans, we must estimate the cost of benefits to be provided (well into the future) and the current value of those benefit obligations. The two most critical assumptions affecting these estimates are the discount rate and the expected return on assets. Other assumptions include rates of compensation increases, withdrawal and mortality rates, and retirement ages. These estimates impact the pension expense or income we recognize and our reported benefit obligations. We have recognized the impact of individual plans’ funded amounts on the balance sheet, and continue to use a September 30 measurement date for our most significant plans.

To reflect market interest rates, in 2006 we increased the discount rate for our major pension plans to 5.75% from 5.5%. We continued to assume long-term returns of 8.0% on the assets of these plans, which was identical to our 2005 and 2004 assumptions.

Sensitivity to changes in the critical assumptions for our major plans is as follows:

•	Discount rate: a 25 basis point decrease in the discount rate would increase pension expense by approximately $.5 million and decrease the plans’ funded status by approximately $6 million.

•	Expected return on assets: a 25 basis point reduction in the expected return on assets would increase pension expense by $.5 million, but have no effect on the plans’ funded status.

In 2005, we also adjusted to a longer average life expectancy for participants, increasing the total future benefits plan members are anticipated to receive. This reduced the funded status of the plans by $10 million.

We expect that the combined contribution in 2007 to our defined benefit plans will total approximately $2 million. On December 31, 2006, our defined benefit Retirement Plan covering non-union employees was frozen, thereby eliminating the future accrual of benefits to current participants and closing the plan to new participants. This plan change should reduce the projected benefit obligation by $12 million, and reduce 2007 pension expense by $4 million. Current participants will be moved to a defined contribution plan with a company contribution based upon the current age of the participant.

Income Taxes

In the ordinary course of business, we must make estimates of the tax treatment of many transactions, even though the ultimate tax outcome may remain uncertain for some time. These estimates become part of the annual income tax expense reported in our financial statements. Subsequent to year-end, we finalize our tax analysis and file income tax returns. Tax authorities periodically audit these income tax returns and examine our tax filing positions, including (among other things) the timing and amounts of deductions, and the allocation of income among tax jurisdictions. We adjust income tax expense in our financial statements in the periods in which the actual outcome becomes more certain.

At December 31, 2006, five open years were undergoing (or subject to) audit by the United States Internal Revenue Service (IRS) and Canada Revenue Agency. In 2005, audits in both countries for the years 2000 and 2001 were settled in all material respects with no significant adjustments. In 2006, the IRS examination for the years 2002 and 2003 was concluded. A final report was issued, and the net refund of approximately $11 million, plus interest, was under review by the Joint Committee on Taxation as of December 31, 2006. The largest issue pertained to a refund claim we made for a worthless stock deduction. The resolution of this item has been reflected in 2006 as a reduction in the Company’s overall tax rate.

At December 31, 2006 and 2005, we had $38 million and $37 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carry-forwards. The ultimate realization of these deferred tax assets is dependent upon the amount and source of future taxable income. Valuation reserves are established against future potential tax benefits to reflect the amounts that we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of such earnings.

Contingencies

Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.

In 2005, we recorded a receivable of $5 million related to an ongoing international dispute over countervailing duties (CVD) and anti-dumping duties (ADD) imposed by the United States on softwood lumber imported from Canada. This receivable represented our estimate of the payments to be refunded to us based on the difference between the rates we actually paid and the final rates, as determined by the U.S. Department of Commerce in their first and second annual administrative reviews.

In the fourth quarter of 2006, the U.S. and Canada finalized an agreement to settle this dispute, and as a result, we were refunded $21 million in duties and interest for our claim. We have recorded this refund as income ($16 million in 2006 and $5 million in 2005), and provide additional details of this activity and other contingencies in Note M to the financial statements on page 88.

NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments and is effective for the Company January 1, 2007. This statement is not expected to have a material impact on the Company’s financial reporting and disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertain income tax positions recognized in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, FIN 48 changes the application of SFAS 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, and does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities, and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the Company to recognize the funded status of each of its defined benefit postretirement plans as an asset or liability on the balance sheet. This requirement is effective as of December 31, 2006, and is reflected in the accompanying financial statements. Future changes in funded status that are not reflected in net income will be recognized in other comprehensive income. The net impact of the adoption of SFAS 158 was a net reduction in shareholders’ equity of $19.8 million. SFAS 158 will also require the Company to measure the funded status of its plans as of year-end beginning with the December 31, 2008 balance sheet. The Company currently uses September 30 as the measurement date for its most significant plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) which expresses the staff’s views regarding quantifying the effects of financial statement errors. Currently, the two methods most commonly used to quantify misstatements are the “rollover” method (which focuses primarily on the impact of misstatements on the current period income statement) and the “iron curtain” method (which focuses primarily on the cumulative effect of misstatements on the balance sheet). SAB 108 requires companies to consider both the rollover and iron curtain methods (a dual approach) when evaluating the materiality of financial statement errors. SAB 108 is effective for the Company beginning with its December 31, 2006 annual financial statements. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

INTEREST RATES

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. (See discussion of Net Investment Hedges provided in Note P to the financial statements on page 92). The fair value of fixed rate debt was less than its $846.7 carrying value by $43.5 at December 31, 2006, and less than its $921.7 carrying value by $23.5 at December 31, 2005. The fair value of fixed rate debt was calculated using an interest rate equal to the U.S. Treasury Bond rate as of December 31, 2006 and December 31, 2005 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. A 50 basis point increase in the interest rate would result in an additional $24.0 reduction in the fair value of fixed rate debt. The fair value of variable rate debt is not significantly different from its recorded amount.

Long-term debt as of December 31,	2007	2008	2009	2010	2011	Thereafter	2006	2005
Principal fixed rate debt	$25.0	$71.5	$15.0	—	—	$735.2	$846.7	$921.7
Average interest rate	7.40%	6.31%	7.26%	—	—	4.74%	4.99%	5.17%
Principal variable rate debt	9.9	9.7	9.7	21.3	.5	22.0	73.1	72.1
Average interest rate	3.90%	3.86%	3.86%	3.82%	3.61%	4.05%	3.91%	3.10%
Miscellaneous debt*							192.2	26.4

Total debt							1,112.0	1,020.2
Less: current maturities							(52.0)	(98.6)

Total long-term debt							$1,060.0	$921.6

*	Includes $154.4 of commercial paper expected to be refinanced on a long-term basis and is supported by a $400 million revolving credit agreement which terminates in 2011.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate in derivative instruments. Information regarding cash flow hedges, fair value hedges and net investment hedges is provided in Note P to the financial statements on page 92 and is incorporated by reference into this section.

INVESTMENT IN FOREIGN SUBSIDIARIES

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge translation exposures, except for the net investment hedge discussed in Note P to the financial statements on page 92. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries subject to translation exposure at December 31 is as follows:

Functional Currency	2006	2005
Canadian Dollar	$316.9	$311.2
European Currencies	299.5	270.0
Mexican Peso	79.8	80.0
Chinese Renminbi	115.7	79.1
Other	65.9	40.5

Total	$877.8	$780.8

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data included in this Report are listed in Item 15 and begin immediately after Item 15, and are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2006 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2006, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Report on Internal Control over Financial Reporting can be found on page 52, and the Report of Independent Registered Public Accounting Firm regarding management’s assessment of and the effectiveness of the Company’s internal control over financial reporting can be found on pages 53 through 54 of this Form 10-K. Each is incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting

The only changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting are as follows:

The Company began the rollout of a redesigned procurement process incorporating PeopleSoft/Oracle purchasing and payables software and trade import facilitation software from NextLinx in the second quarter of 2005. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and on-going process of monitoring and evaluation. The Company converted approximately 8% of United States and Canadian branches in the fourth quarter of 2006 bringing the total branches converted to 39% at December 31, 2006. The rollout is expected to be completed by the end of 2007.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The section entitled “Proposal No. 1—Election of Directors” and subsections entitled “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2007, are incorporated by reference.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s Internet website at http://www.leggett.com. Each of these documents is available in print to any shareholder, without charge, upon request. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12 month period. The Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsections entitled “Board and Committee Composition and Meetings” and “Director Compensation” together with the section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2007, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2007, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The section entitled “Transactions with Related Persons” and the subsections entitled “Director Independence and Presiding Director,” “Board and Committee Composition and Meetings” and “Review of Related Person Transactions” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2007, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The section entitled “Independent Auditor Fees and Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2007, is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

The Reports, Financial Statements and Financial Statement Schedules listed below are included in this Form 10-K:

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 2006
•	Consolidated Balance Sheets at December 31, 2006 and 2005
•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006
•	Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2006
•	Notes to Consolidated Financial Statements
•	Quarterly Summary of Earnings (Unaudited)
•	Schedule II—Valuation and Qualifying Accounts and Reserves

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.

(b) Exhibits—See Exhibit Index.

We did not file any other long-term debt instruments because the total amount of securities authorized under any of these instruments does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Leggett & Platt, Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Leggett & Platt’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2006, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN

David S. Haffner	Matthew C. Flanigan
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer

February 23, 2007	February 23, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Leggett & Platt, Incorporated:

We have completed integrated audits of Leggett & Platt, Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO

February 23, 2007

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Earnings

	Year ended December 31
	2006	2005	2004
	(Amounts in millions, except per share data)
Net sales	$5,505.4	$5,299.3	$5,085.5
Cost of goods sold	4,507.0	4,386.5	4,169.7

Gross profit	998.4	912.8	915.8
Selling and administrative expenses	489.5	468.8	460.2
Amortization of intangibles	18.8	10.3	10.5
Other expense (income), net	8.1	37.5	(16.6)

Earnings before interest and income taxes	482.0	396.2	461.7
Interest expense	56.2	46.7	45.9
Interest income	9.0	6.7	6.8

Earnings before income taxes	434.8	356.2	422.6
Income taxes	134.5	104.9	137.2

Net earnings	$300.3	$251.3	$285.4

Earnings per share
Basic	$1.61	$1.30	$1.46

Diluted	$1.61	$1.30	$1.45

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
	2006	2005
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$131.9	$64.9
Accounts and other receivables	853.8	847.6
Inventories
Finished goods	428.6	391.2
Work in process	97.9	97.7
Raw materials and supplies	370.9	341.9
LIFO reserve	(71.1)	(63.7)

Total inventories	826.3	767.1
Other current assets	82.1	82.9

Total current assets	1,894.1	1,762.5
Property, Plant and Equipment—at cost
Machinery and equipment	1,536.8	1,493.9
Buildings and other	723.3	716.0
Land	70.1	70.8

Total property, plant and equipment	2,330.2	2,280.7
Less accumulated depreciation	1,367.4	1,309.6

Net property, plant and equipment	962.8	971.1
Other Assets
Goodwill	1,149.3	1,102.5
Other intangibles, less accumulated amortization of $49.0 and $31.3 at December 31, 2006 and 2005 respectively	182.9	133.5
Sundry	76.2	102.8

Total other assets	1,408.4	1,338.8

TOTAL ASSETS	$4,265.3	$4,072.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$52.0	$98.6
Accounts payable	259.0	254.2
Accrued expenses	268.0	279.3
Other current liabilities	112.2	113.7

Total current liabilities	691.2	745.8

Long-Term Debt	1,060.0	921.6

Other Liabilities	95.9	84.6

Deferred Income Taxes	67.1	71.4

Commitments and Contingencies

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 100.0 shares; none issued Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	493.4	464.4
Retained earnings	2,270.7	2,093.1
Accumulated other comprehensive income	75.6	66.3
Less treasury stock—at cost (20.8 and 16.2 shares at December 31, 2006 and 2005, respectively)	(490.6)	(376.8)

Total shareholders’ equity	2,351.1	2,249.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,265.3	$4,072.4

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
	(Amounts in millions)
Operating Activities
Net earnings	$300.3	$251.3	$285.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	156.6	160.8	164.3
Amortization	18.8	10.3	10.5
Losses on writedown of inventories	10.7	24.9	11.6
Asset impairment	4.3	24.3	2.4
Gain from sales of assets	(9.2)	(6.3)	(16.3)
Deferred income tax expense (benefit)	5.3	(35.6)	3.4
Stock-based compensation	48.6	44.8	44.2
Other	7.5	4.0	(20.5)
Other changes, excluding effects from purchases of companies
Decrease (increase) in accounts and other receivables	11.1	(18.0)	(96.5)
Increase in inventories	(61.2)	(50.4)	(68.7)
(Increase) decrease in other current assets	(2.9)	9.9	(11.0)
(Decrease) increase in accounts payable	(5.3)	—	17.4
(Decrease) increase in accrued expenses and other current liabilities	(5.7)	28.3	12.7

Net Cash Provided by Operating Activities	478.9	448.3	338.9
Investing Activities
Additions to property, plant and equipment	(166.3)	(164.2)	(157.1)
Purchases of companies, net of cash acquired	(83.2)	(181.0)	(46.4)
Proceeds from sales of assets	23.9	14.9	42.0
Other	(5.9)	(8.2)	(8.9)

Net Cash Used for Investing Activities	(231.5)	(338.5)	(170.4)

Financing Activities
Additions to debt	187.0	246.0	189.5
Payments on debt	(114.0)	(433.0)	(130.5)
Dividends paid	(121.1)	(118.4)	(109.9)
Issuances of common stock	10.6	9.5	26.1
Purchases of common stock	(150.3)	(236.4)	(99.9)
Other	1.7	—	—

Net Cash Used for Financing Activities	(186.1)	(532.3)	(124.7)

Effect of Exchange Rate Changes on Cash	5.7	(3.9)	3.6

Increase (decrease) in Cash and Cash Equivalents	67.0	(426.4)	47.4
Cash and Cash Equivalents—Beginning of Year	64.9	491.3	443.9

Cash and Cash Equivalents—End of Year	$131.9	$64.9	$491.3

Supplemental Information
Interest paid	$57.9	$56.5	$66.9
Income taxes paid	136.9	138.9	137.1
Property, plant and equipment acquired through capital leases	3.5	5.0	3.2
Liabilities assumed of acquired companies	22.5	99.7	16.9

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31
	2006	2005	2004
	(Amounts in millions, except per share data)
Common Stock
Balance, beginning and end of period	$2.0	$2.0	$2.0

Additional Contributed Capital
Balance, beginning of period	$464.4	$452.5	$433.7
Stock options and benefit plans transactions	38.3	18.8	20.4
Treasury stock issued	(11.3)	(9.0)	(10.6)
Tax benefit related to stock options	2.0	2.1	9.0

Balance, end of period	$493.4	$464.4	$452.5

Retained Earnings
Balance, beginning of period	$2,093.1	$1,961.5	$1,788.3
Net earnings	300.3	251.3	285.4
Cash dividends declared (per share: 2006—$.67; 2005—$.63; 2004—$.58)	(122.7)	(119.7)	(112.2)

Balance, end of period	$2,270.7	$2,093.1	$1,961.5

Treasury Stock
Balance, beginning of period	$(376.8)	$(185.2)	$(144.4)
Treasury stock purchased	(151.8)	(238.9)	(103.6)
Treasury stock issued	38.0	47.3	62.8

Balance, end of period	$(490.6)	$(376.8)	$(185.2)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$66.3	$82.3	$34.4
Changes in foreign currency translation adjustments, net investment, cash flow and fair value hedges, and defined benefit plans, net of tax	29.1	(16.0)	47.9
Adjustment to initially apply SFAS 158	(19.8)	—	—

Balance, end of period	$75.6	$66.3	$82.3

Total Shareholders’ Equity	$2,351.1	$2,249.0	$2,313.1

Comprehensive Income (Loss)
Net earnings	$300.3	$251.3	$285.4
Foreign currency translation adjustments	33.9	(21.9)	57.6
Net investment hedges	(1.1)	2.8	(2.4)
Cash flow hedges	(5.6)	4.3	—
Fair value hedges	(.2)	—	—
Defined benefit plans	2.1	(1.2)	(7.3)

Total Comprehensive Income	$329.4	$235.3	$333.3

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2006, 2005 and 2004

A—Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its majority-owned subsidiaries (the Company). To facilitate timely financial reporting, many of the Company’s subsidiaries outside of the United States are consolidated as of and for a fiscal year ended November 30. Management does not expect foreign exchange restrictions to significantly impact the ultimate realization of amounts consolidated in the accompanying financial statements for subsidiaries located outside the United States. All intercompany transactions and accounts have been eliminated in consolidation.

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

INVENTORIES: All inventories are stated at the lower of cost or market. The Company generally uses standard costs which include materials, labor and production overhead. The cost for approximately 49% of the Company’s inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals, foam scrap, wood and plastic components. The first-in, first-out (FIFO) method, which is approximated by the Company’s standard costs, is principally used for the remainder of our inventories. The FIFO cost of inventories at December 31, 2006 and 2005 approximated expected replacement cost. Inventories are reviewed at least quarterly for slow moving and potentially obsolete items using actual inventory turnover, and are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory on a FIFO basis totaled $39.3 and $48.5, as of December 31, 2006 and 2005, respectively.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost, less accumulated depreciation. Assets are depreciated by the straight-line method and salvage value, if any, is assumed to be minimal. Depreciable lives primarily range from 3 to 20 years for machinery and equipment with a weighted average life of 10 years; 10 to 40 years for buildings with a weighted average life of 28 years; and 3 to 15 years for other items with a weighted average life of 7 years. Accelerated methods are used for tax purposes.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill and other intangible assets primarily result from the Company’s acquisition of existing businesses. Goodwill and Intangible assets are identified and recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Substantially all of the Company’s intangible assets (except Goodwill) are amortized using the straight-line method over their estimated lives ranging from 2 to 40 years with a weighted average of 12 years.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The Company has selected its second quarter in which to do the annual evaluation of goodwill impairment. The Company considers a number of factors when performing this evaluation, including valuations or appraisals and has determined that as of June 30, 2006 and 2005, the carrying value of goodwill did not exceed its fair value and, accordingly, no impairment loss existed. Updated reviews are performed if significant conditions or assumptions change after the second quarter.

LONG-LIVED ASSETS AND ASSET IMPAIRMENT: The Company accounts for impairments of long-lived assets subject to amortization in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As such, the Company evaluates long-lived assets for impairment annually and whenever events or circumstances indicate that the carrying amount may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover the carrying amount, the asset or asset group is written down to its fair value.

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation.” The Company selected the prospective transition method permitted by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosures.” Accordingly, after January 1, 2003 the Company began expensing the fair value of stock options granted and began expensing the 15% and 20% purchase discounts allowed for under its employee stock plans. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS 123. Given the previous adoption of SFAS 123, SFAS 123(R) did not have a significant impact on the Company’s financial statements. As part of its adoption of SFAS 123(R), the Company calculates any tax benefit windfalls or shortfalls for stock-based compensation under the provisions of SFAS 123(R). The following table illustrates the effect on net income and earnings per share as if the fair value method under SFAS 123(R) had been applied to all outstanding and unvested awards:

	2006	2005	2004
Net earnings—as reported	$300.3	$251.3	$285.4
Add: Stock-based compensation cost, net of taxes, Included in net earnings as reported	12.3	9.6	9.6
Deduct: Stock-based compensation cost, net of taxes, if the fair value based method had been applied to all awards	(12.3)	(9.9)	(11.0)

Pro forma net income	$300.3	$251.0	$284.0

Earnings per share
Basic—as reported	$1.61	$1.30	$1.46
Basic—pro forma	1.61	1.30	1.45
Diluted—as reported	1.61	1.30	1.45
Diluted—pro forma	1.61	1.30	1.44

SALES RECOGNITION: The Company recognizes sales when title and risk of loss pass to the customer. The terms of the Company’s sales are split approximately evenly between FOB shipping point and FOB destination. The timing of the Company’s recognition of FOB destination sales is determined based on shipping date and distance to the destination. The Company has no significant or unusual price protection, right of return or acceptance provisions with its customers nor is it the Company’s practice to replace goods damaged or lost in transit. Sales allowances and discounts can be reasonably estimated throughout the period and are deducted from sales in arriving at net sales. Certain aluminum segment customers have fixed pricing arrangements covering specified aggregate quantities of aluminum contained in their purchases over the term of the agreements. The Company generally purchases in advance sufficient quantities of aluminum inventory to “hedge” this fixed pricing commitment.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

SHIPPING AND HANDLING FEES AND COSTS: The Company reports Shipping and Handling Fees and Costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Consolidated Statement of Earnings all amounts billed to customers by the Company related to shipping and handling are included in “Net sales” and the Company’s shipping and handling costs are included in “Cost of goods sold.”

RESTRUCTURING COSTS: The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Certain termination benefits for which employees are required to render service are recognized ratably over the respective future service periods.

INCOME TAXES: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. A valuation allowance is provided to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized. A provision is also made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. This provision would be offset by available foreign tax credits.

The calculation of the Company’s U.S., state, and foreign tax liabilities involves dealing with uncertainties in the application of complex global tax laws. The Company recognizes potential liabilities for anticipated tax issues which might arise in the U.S. and other tax jurisdictions based on management’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Conversely, if the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to tax expense would result.

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

From time to time, the Company will enter into contracts to hedge foreign currency denominated transactions, natural gas purchases, and interest rates related to the Company’s debt. To minimize the risk of counter party default, only highly-rated financial institutions that meet certain requirements are used. The Company does not anticipate that any of the financial institution counter parties will default on their obligations.

The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

OTHER RISKS: The Company obtains insurance for workers’ compensation, automobile, product and general liability, property loss and medical claims. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Accrued liabilities include estimates for both unpaid, reported claims and for claims incurred but not yet reported. Provisions for losses are recorded based upon estimates of the aggregate liability for claims incurred utilizing the Company’s prior experience and information provided by its third-party administrators, insurance carriers and outside actuaries when appropriate.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2006 presentation as follows:

•

In the Consolidated Balance Sheets: Certain deferred tax assets and liabilities included in the consolidated balance sheet were reclassified between “Other current assets,” “Other assets,” “Other current liabilities” and “Deferred income taxes.”

•

In the Consolidated Statements of Cash Flows: “Stock-based compensation” is now disclosed as a separate line item in the Operating Activities section. “Stock-based compensation” was previously included as a change in “Accrued expenses and other current liabilities” in the Operating Activities section.

•

In Footnotes C and L: Prior year segment information has been recast to reflect an organizational change that moved certain operations between two segments. The impact of this change is described in Footnotes C and L.

NEW ACCOUNTING STANDARDS: In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments and is effective for the Company January 1, 2007. This statement is not expected to have a material impact on the Company’s financial reporting and disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertain income tax positions recognized in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, FIN 48 changes the application of SFAS 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, and does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the Company to recognize the funded status of each of its defined benefit postretirement plans as an asset or liability on the balance sheet. This requirement is effective as of December 31, 2006, and is reflected in the accompanying financial statements. Future changes in funded status that are not reflected in net income will be recognized in other comprehensive income. The net impact of the adoption of SFAS 158 was a net reduction in shareholders’ equity of $19.8. SFAS 158 will also require the Company to measure the funded status of its plans as of year end beginning with the December 31, 2008 balance sheet. The Company currently uses September 30 as the measurement date for its most significant plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) which expresses the staff’s views regarding quantifying the effects of financial statement errors. Currently, the two methods most commonly used to quantify misstatements are the “rollover” method (which focuses primarily on the impact of misstatements on the current period income statement) and the “iron curtain” method (which focuses primarily on the cumulative effect of misstatements on the balance sheet). SAB 108 requires companies to consider both the rollover and iron curtain methods (a dual approach) when evaluating the materiality of financial statement errors. SAB 108 is effective for the Company beginning with its December 31, 2006 annual financial statements. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

B—Acquisitions

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated in 2006, 2005 and 2004 and any additional consideration paid for prior years’ acquisitions:

	2006	2005	2004
Accounts receivable	$10.4	$43.6	$9.6
Inventory	5.5	42.9	7.5
Property, plant and equipment	4.4	35.2	7.6
Goodwill	38.4	82.6	10.6
Other intangible assets	52.4	67.4	14.9
Accounts payable and accrued liabilities	(12.6)	(51.6)	(9.3)
Other assets and liabilities, net	(16.2)	(10.5)	(.6)
Assumed debt	(5.4)	(35.4)	(1.4)
Additional consideration for prior years’ acquisitions	6.3	6.8	7.5

Net cash consideration	$83.2	$181.0	$46.4

During 2006, the Company acquired five businesses, with excess purchase price over the fair value of the net identifiable assets acquired of $38.4. Adjustments to and additional consideration for prior year acquisitions reduced goodwill $6.2, resulting in a total increase in goodwill of $32.2, of which $6.2 is expected to provide an income tax benefit.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The Company has not yet obtained all the information required to complete the purchase price allocation related to certain recent acquisitions. The Company does not believe that the additional information will materially modify the preliminary purchase price allocations. In Residential Furnishings, the Company acquired five businesses. The largest manufactures rubber carpet underlay. The second largest distributes geotextiles, geogrids, and erosion control products.

The unaudited pro forma consolidated net sales, as though the 2006 acquisitions had occurred on January 1 of each year presented, were $5,547.3 and $5,386.4 for the years ended December 31, 2006 and 2005, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

During 2005, the Company acquired twelve businesses, with excess purchase price over the fair value of the net identifiable assets acquired of $82.6. Adjustments to and additional consideration for prior year acquisitions of $2.8 increased goodwill by $85.4, of which $64.0 is expected to provide an income tax benefit. In Residential Furnishings, the Company acquired ten businesses. The largest converts and/or distributes geotextiles, erosion control products and silt fencing for the construction, landscape, and agricultural markets. The second largest manufactures rubber and felt carpet underlay. In Specialized Products, the Company acquired a business that designs, manufactures and supplies equipment for light and medium duty commercial trucks. In Commercial Fixturing & Components, the Company acquired a business that manufactures metal fixtures and displays.

During 2004, the Company acquired nine businesses, with excess purchase price over the fair value of the net assets acquired of $10.6. Adjustments to and additional consideration for prior year acquisitions of $2.7 increased goodwill by $13.3, of which $13.2 is expected to provide an income tax benefit. In Residential Furnishings, the Company acquired three businesses. The largest designs and produces comforters, decorative pillows, and other “top-of-bed” accessories. In Commercial Fixturing & Components, the Company added three businesses. Two of these businesses produce injection-molded plastic components used primarily in office furniture. The Company added three businesses to the Specialized Products segment. The largest makes tubing and wire products used primarily in automotive seating.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired company’s performance exceeds certain targeted levels. Such additional consideration may be paid in cash, and is recorded when earned as additional purchase price. At December 31, 2006, the maximum remaining amount of additional consideration is approximately $11.0 and will be payable, if earned, through 2008.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

C—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products	Total
Balance as of January 1, 2005	$338.9	$350.2	$83.3	$30.6	$225.9	$1,028.9
Additions for current year acquisitions	35.2	2.2	—	—	45.2	82.6
Adjustments to and additional consideration for prior year acquisitions	2.0	.4	—	—	.4	2.8

	37.2	2.6	—	—	45.6	85.4
Goodwill written off related to sale of facilities	(1.1)	—	—	—	(.8)	(1.9)
Foreign currency translation adjustment/other	(1.7)	.7	—	(.4)	(8.5)	(9.9)

Balance as of December 31, 2005	373.3	353.5	83.3	30.2	262.2	1,102.5
Additions for current year acquisitions	38.0		—	—	.4	38.4
Adjustments to and additional consideration for prior year acquisitions	.3	(1.6)	—	—	(4.9)	(6.2)

	38.3	(1.6)	—	—	(4.5)	32.2
Goodwill written off related to sale of facilities	(1.0)	—	—	(.2)	(.2)	(1.4)
Foreign currency translation Adjustment/other	6.5	.8	—	.4	8.3	16.0

Balance as of December 31, 2006	$417.1	$352.7	$83.3	$30.4	$265.8	$1,149.3

Segment amounts for 2005 have been restated for an organizational change effective January 1, 2006, that moved van upfitting operations from Commercial Fixturing & Components to Specialized Products, and a small Office Components operation from Specialized Products to Commercial Fixturing & Components. The impact of this organizational change was to adjust the January 1, 2005 balance by moving $36.3 of goodwill from the Commercial Fixturing & Components segment to the Specialized Products segment.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Intangible asset additions during 2006 and 2005 included in “Other intangibles” on the Consolidated Balance Sheets are as follows:

	Year ended December 31
	2006		2005
	Gross Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Weighted Average Amortization Period in Years
Non-compete agreements	$15.0	9.0	$9.6	7.6
Customer related intangibles	45.0	14.7	52.7	12.1
Patents and trademarks	6.1	20.1	9.3	11.3
Deferred financing and other costs	6.4	7.2	7.8	7.0

	$72.5	13.4	$79.4	10.9

Total additions and adjustments to intangibles include $53.5 and $68.5, related to business acquisitions in 2006 and 2005, respectively.

The gross carrying amount and accumulated amortization by major amortized intangible asset class are as follows:

	Year ended December 31
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$44.1	$14.3	$29.5	$9.5
Customer related intangibles	112.4	11.6	64.7	3.6
Patents and trademarks	53.5	15.2	48.0	11.4
Deferred financing and other costs	21.9	7.9	22.6	6.8

	$231.9	$49.0	$164.8	$31.3

Estimated amortization expense for each of the five years is as follows:

Year ended December 31
2007	$20.8
2008	19.4
2009	17.6
2010	16.3
2011	15.2

D—Accounts and Other Receivables

Accounts and other receivables consisted of the following at December 31, 2006 and 2005:

	2006	2005
Trade	$821.7	$832.4
Other	50.2	36.0

Total accounts and other receivables	871.9	868.4
Allowance for doubtful accounts	(18.1)	(20.8)

Total	$853.8	$847.6

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

E—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
	2006	2005	2004
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	186,053,739	192,637,308	195,699,972

Net earnings	$300.3	$251.3	$285.4

Earnings per share	$1.61	$1.30	$1.46

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	186,053,739	192,637,308	195,699,972
Additional dilutive shares principally from the assumed exercise of outstanding stock options	778,983	937,379	1,175,643

	186,832,722	193,574,687	196,875,615

Net earnings	$300.3	$251.3	$285.4

Earnings per share	$1.61	$1.30	$1.45

As of December 31, 2006 and 2005, approximately 2.7 and 4.3 million of the total 12.7 and 12.4 million shares, respectively, issuable under employee and non-employee stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. As of December 31, 2004, there were no anti-dilutive stock options.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

F—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other liabilities at December 31 consist of the following:

	2006	2005
Sundry assets
Asset for over-funded pension plan	$11.0	$—
Prepaid pension costs	—	35.1
Notes receivable, net of allowance of $3.8 in 2006 and $0 in 2005	19.6	24.7
Other	45.6	43.0

	$76.2	$102.8

Accrued expenses
Wages and commissions payable	$68.7	$69.1
Workers’ compensation, medical, auto and product liability	73.7	68.4
Sales promotions	38.7	42.9
Other	86.9	98.9

	$268.0	$279.3

Other current liabilities
Outstanding checks in excess of book balances	$53.0	$57.7
Dividends payable	30.4	29.3
Other	28.8	26.7

	$112.2	$113.7

Other liabilities
Deferred compensation	$22.0	$20.0
Liability for pension benefits	25.2	18.8
Liability for unrealized tax benefit	16.3	16.7
Other	32.4	29.1

	$95.9	$84.6

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

G—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2006	2005
Term notes, net—average interest rates of 5.0% and 5.2% for 2006 and 2005, respectively, due dates through 2018	$838.4	$913.0
Industrial development bonds, principally variable interest rates of 4.2% and 4.0% for 2006 and 2005, respectively, due dates through 2030	39.7	40.2
Bank note, variable interest rate based on 90-day Euribor plus .25%, principal and interest due quarterly through 2010	38.5	37.1
Capitalized leases	18.5	20.5
Commercial paper	154.4	—
Other, partially secured	22.5	9.4

	1,112.0	1,020.2
Less current maturities	52.0	98.6

	$1,060.0	$921.6

On August 12, 2005, the Company issued $200 of 10-year notes with a coupon rate of 5.0%. The Company had treasury lock agreements in the amount of $80 attached to this issuance, a $2.3 gain on which is being amortized over the life of the notes. This was the Company’s fourth debt offering since early 2003. These four issuances comprise $730 of long-term debt, with a weighted average remaining life of 8.5 years and a weighted average coupon of 4.7%.

On December 16, 2003, the Company entered into a hedge associated with a net investment in a Swiss subsidiary. See Note P for more discussion of this agreement.

The Company had $400 of debt capital available through a commercial paper program, of which $154.4 was outstanding and classified as long-term at December 31, 2006. The commercial paper program is supported by $400 in a syndicated revolving credit agreement. Under the syndicated agreement, the Company may elect to pay interest based on 1) the bank’s base lending rate, 2) LIBOR, 3) an adjusted certificate of deposit rate, or 4) the money market rate, as specified in the revolving credit agreement. This agreement will terminate on July 31, 2011, at which time any outstanding balances will become due. There were no amounts outstanding under any revolving credit agreement at December 31, 2006 and 2005.

The revolving credit agreement and certain other long-term debt contain restrictive covenants which, among other things, may limit a) the amount of total indebtedness to 60% of the Company’s total capitalization (each as defined in the revolving credit agreement), b) the amount of total secured debt to 15% of the Company’s total consolidated assets, and c) certain asset sales. The Company remained in compliance with all such covenants during the years ended December 31, 2006 and 2005.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Maturities of long-term debt are as follows:

Year ended December 31
2007	$52.0
2008	83.5
2009	27.1
2010	23.7
2011	155.5
Thereafter	770.2

$1,112.0

H—Lease Obligations

The Company leases certain operating facilities, most of its automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense included in the results of operations was $74.6, $62.0 and $59.0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2007	$50.8
2008	36.1
2009	28.3
2010	21.8
2011	14.5
Later years	26.7

$178.2

The above lease obligations expire at various dates through 2017. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

I—Capital Stock and Stock-Based Compensation

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS 123R) which clarifies and expands the provisions of SFAS 123 “Accounting of Stock-Based Compensation.” The Company adopted SFAS 123R using the modified-prospective method and, as such, results for prior periods have not been restated. Because the Company had previously adopted, as of January 1, 2003, the fair value recognition provisions of SFAS 123 under the prospective transition method, the adoption of SFAS 123R has not had a significant effect on 2006 results, nor is it expected to have a significant effect on future periods. In addition, the impact to the cash flow statement is immaterial. No modifications have been made to options granted prior to the adoption of SFAS 123R, nor have any changes been made in the valuation methods from those used under SFAS 123.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table recaps the impact of stock-based compensation on the results of operations for each of the years ended December 31:

	2006	2005	2004
Amortization of the grant date fair value of stock options	$6.7	$4.0	$3.3
Company match in stock-based retirement plans	8.2	8.3	7.9
Discounts on common stock and stock units	5.2	5.1	3.8

Total stock-based compensation expense	$20.1	$17.4	$15.0

Recognized tax benefits	$7.8	$5.7	$5.3

Stock-based compensation elected by employees in lieu of cash compensation	$28.5	$27.4	$29.2

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional contributed capital. The additional windfall tax benefit realized from exercises and conversions for the year ended December 31, 2006 was $1.3.

The Company uses various forms of share-based compensation which are summarized below. Awards are provided in the form of common stock, stock options, stock units and restricted stock. One stock unit is equivalent to one common share for accounting and earnings per share purposes. The Company has only granted restricted stock to non-employee directors and those grants have not been material.

Activity in the Company’s stock accounts for each of the three years ended December 31 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2004	198,799,543	(6,696,849)
Shares issued	—	2,813,791
Treasury stock purchased	—	(4,030,467)

Balance, December 31, 2004	198,799,543	(7,913,525)
Shares issued	—	1,960,433
Treasury stock purchased	—	(10,269,917)

Balance, December 31, 2005	198,799,543	(16,223,009)
Shares issued	—	1,617,989
Treasury stock purchased	—	(6,240,673)

Balance, December 31, 2006	198,799,543	(20,845,693)

Stock options and stock units are issued pursuant to the Company’s Flexible Stock Plan. At December 31, 2006, a total of 22,238,947 common shares were authorized for issuance under the Flexible Stock Plan. This amount represents 12,712,745 unexercised options, 2,681,299 outstanding stock units, and 6,844,903 shares that remain available for grant.

The Company issues shares from treasury for stock option exercises and stock unit conversions, as well as for employee purchases of common stock made through the Discount Stock Plan and Stock Bonus Plan. The Company typically repurchases shares to replace those issued for employee stock plans, however, there is no

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

specific repurchase schedule or policy. The level of share repurchases primarily depends on the cash resources available after funding current growth opportunities and dividends.

Stock Option Grants

The Company typically grants stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. These options have a maximum term of ten years, and are issued with exercise prices equal to the market price of Leggett common stock on the grant date. During 2006, discretionary grants totaled 1.5 million options with an aggregate grant date fair value of $8.7 under the Black-Scholes method. The Company does not grant a significant number of non-employee stock options.

Deferred Compensation Program

The Company offers a Deferred Compensation Program under which key managers and outside directors may elect to receive at-market stock options, stock units or interest-bearing cash deferrals in lieu of cash compensation. Stock options under this program are granted in December of the year immediately prior to the year the compensation is earned. In 2005, the Company began to grant at-market stock options with a ten year term under the program, instead of discount options with 15 year terms, as had previously been offered. Options vest as the associated compensation is earned and are exercisable beginning 15 months after the date of grant. Stock is issued when the option is exercised.

Stock units under this program are acquired bi-weekly (when the compensation otherwise would have been paid) at a 20% discount to the market price of the Company’s common stock and they vest immediately. Stock units earn dividends at the same rate as cash dividends paid on the Company’s common stock. Dividend units are also acquired at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s election. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years.

Cash compensation deferred during 2006 as either stock options or stock units totaled approximately $6.9, of which $1.5 related to bonuses accrued and expensed in 2005. In addition, approximately $1.7 of bonuses accrued and expensed in 2006 are subject to employee deferral elections and will be paid in the form of stock options or stock units. Options and units associated with bonuses officially vest as of December 31 of the year earned. Approximately 534,593 stock options with a total grant date fair value of $3.0, and 163,070 stock units with a total grant date value of $3.8, were earned and vested during 2006 under the Deferred Compensation Program. An additional 113,973 stock options with an aggregate grant date fair value of $.6, and 49,000 stock units with an aggregate value of $1.2, were earned and vested in association with 2005 bonuses that were distributed in the first quarter of 2006.

Stock-Based Retirement Plans

The Company has two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. The Company makes matching contributions of 50% of the amount of employee contributions under both plans. In addition, the Company makes another 50% matching contribution on an annual basis if certain profitability levels, as defined in the SBP and the ESUP, are attained. Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from the Company.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program. The ESUP offers no diversification opportunity.

Contributions to the SBP are used to purchase Company stock or other investment alternatives at market prices. Effective January 1, 2007, employees in the SBP are allowed to fully diversify their accounts after three years of service. Previously, diversification was limited by certain age and service requirements. Dividends earned on Company stock held in the SBP are reinvested or paid in cash at the participant’s election.

During the twelve months of 2006, a total of approximately $8.4 of employee contributions were made into these plans, including $.8 related to 2005 bonuses paid in 2006. The Company match expensed in 2006 totaled $8.2 and the discount expense on stock units was $1.7.

Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Company common stock at 85% of the closing market price on the last business day of each month. Shares purchased under the plan are issued annually and dividends earned prior to issuance are used to purchase additional shares. Shares purchased by employees under the DSP during 2006 totaled 579,135 and were made at an average purchase price of $20.63 per share, net of the discount. In 2006, the total discount expense related to the DSP was approximately $2.5. Since inception of the DSP in 1982, a total of 19,863,183 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2006, the unrecognized cost of non-vested stock-based compensation was $9.4, all of which relates to non-vested stock options. This amount is expected to be recognized over a weighted-average period of 1.25 years.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

STOCK OPTIONS

A summary of the Company’s employee stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years then ended, is as follows:

	Shares		Weighted Average Exercise Price per Share
Outstanding at January 1, 2004	11,335,598		$14.17
Granted	1,951,475		22.80
Exercised	(1,682,967)		16.87
Forfeited	(240,835)		19.31

Outstanding at December 31, 2004	11,363,271		15.31
Granted	1,941,472		25.87
Exercised	(748,668)		17.17
Forfeited	(273,265)		21.26

Outstanding at December 31, 2005	12,282,810		16.75
Granted	1,526,761		23.12
Exercised Expired	(935,968 (54,011	) )	12.79 20.28
Forfeited	(273,717)		21.90

Outstanding at December 31, 2006	12,545,875		$17.69

Options exercisable at
December 31, 2006	9,938,833		$15.98
December 31, 2005	9,117,447		14.35
December 31, 2004	7,912,044		12.47

The total intrinsic value (market price in excess of exercise price) of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $11.0, $8.1 and $14.4, respectively. The cash received from these option exercises was $12.0, $9.5 and $27.7.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006, the following table summarizes those employee stock options that either have vested or are expected to vest (net of expected forfeitures). A portion of these options were granted in conjunction with the Deferred Compensation Program under which employees elected to receive stock options in lieu of otherwise payable cash compensation. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $5.3, $10.6 and $11.7, respectively.

	Options Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding*	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value**	Associated Employee- Deferred Compensation
$ .01 – $ .25	798,555	4.5	$.05	$19,041,798	$8,807,740
3.09 – 4.70	2,117,209	9.5	3.89	42,367,743	27,772,036
10.00 – 15.00	17,500	4.3	14.01	173,125	—
15.31 – 20.00	3,155,272	3.8	18.85	15,922,623	193,962
20.03 – 28.67	6,407,465	7.5	23.84	352,954	7,059,189

$ .01 – $28.67	12,496,001	6.7	$17.67	$77,858,243	$43,832,927

*	Net of anticipated forfeitures.
**	Number outstanding times the excess of the December 31, 2006 market price over the option exercise price.

The following table summarizes employee stock options that are exercisable at December 31, 2006:

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ .01 – $ .25	798,555	4.5	$.05	$19,041,798
3.09 – 4.70	2,117,209	9.5	3.89	42,367,743
10.00 – 15.00	17,500	4.3	14.01	173,125
15.31 – 20.00	3,155,272	3.8	18.85	15,922,623
20.03 – 28.67	3,850,297	6.9	23.58	1,227,057

$ .01 – $28.67	9,938,833	6.2	$15.98	$78,732,346

The weighted-average per-share fair value of the options granted during the twelve months ended December 31, 2006, 2005 and 2004 was $5.68, $5.35 and $4.65, respectively. The estimated grant date fair value of options is amortized to expense by the straight line method over the options’ total vesting period.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the twelve months ended December 31, 2006, 2005 and 2004. Fair values were calculated using the Black-Scholes option pricing model.

Key assumptions	2006	2005	2004
Risk-free interest rate	4.4%	4.0%	3.2%
Expected life in years	6.7	6.3	6.0
Expected volatility (over expected life)	27.3%	25.7%	28.3%
Expected dividend yield (over expected life)	3.2%	3.3%	3.7%

The risk-free rate is determined based on U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option. The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of employees, with executives displaying somewhat longer holding periods than other employees. Expected volatility is based on historical volatility measured daily for a time period equal to the option’s expected life, ending on the day of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases and historical payout policy.

STOCK UNITS

A summary of the status of stock units outstanding at December 31, 2006 and changes during the twelve months then ended is presented below:

	Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2006	49,395	$24.67
Granted	724,554	24.00
Vested	(704,385)	23.99
Forfeited	(5,092)	25.36

Nonvested at December 31, 2006	64,472	$24.51

At December 31, 2006, there were 1,921,312 fully vested stock units outstanding with an aggregate intrinsic value of $45.9. The intrinsic value of nonvested stock units, all of which relate to the Executive Stock Unit Program and are expected to vest, was $1.5 at December 31, 2006. The total intrinsic value of stock units converted to common stock during 2006, 2005 and 2004 was $1.2, $3.3 and $1.6, respectively.

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

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

J—Employee Benefit Plans

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For periods prior to December 31, 2006, the Company has accounted for its defined benefit pension plans as required by SFAS 87 “Employers’ Accounting for Pensions.” SFAS 158 amended SFAS 87 to require recognition of the funded status of benefit plans in the balance sheet and to recognize as a component of other comprehensive income changes in funded status from year to year that are not otherwise reflected in net income. The accompanying balance sheet as of December 31, 2006, fully reflects as an asset or liability the funded status of the Company’s sponsored domestic and foreign defined benefit pension plans as of their respective measurement dates. The Company’s 2005 balance sheet reflects net prepaid pension cost as provided for under SFAS 87. This footnote provides the disclosures required under SFAS 158 as of December 31, 2006, and those otherwise required under SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for all periods presented. The Company uses a September 30 measurement date for its most significant plans.

The incremental effect of applying SFAS 158 on individual line items in the December 31, 2006 balance sheet is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets – sundry	$99.2	$(23.0)	$76.2
Total other assets	1,431.4	(23.0)	1,408.4
Total assets	4,288.3	(23.0)	4,265.3
Other current liabilities	111.6	.6	112.2
Total current liabilities	690.6	.6	691.2
Other liabilities	87.2	8.7	95.9
Deferred income taxes	79.6	(12.5)	67.1
Accumulated other comprehensive income, net of tax	95.4	(19.8)	75.6
Total shareholders’ equity	2,370.9	(19.8)	2,351.1
Total liabilities and shareholders’ equity	4,288.3	(23.0)	4,265.3

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s pension obligations and funded status as of December 31, 2006, 2005 and 2004 and changes during the years then ended, is as follows:

	2006	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning of period	$227.5	$192.2	$168.2
Service cost	7.1	5.2	5.2
Interest cost	12.3	10.9	10.2
Plan participants’ contributions	5.6	6.2	5.9
Actuarial losses	—	25.9	11.1
Benefits paid	(12.8)	(10.8)	(10.9)
Foreign currency exchange rate changes	3.2	(2.1)	2.5
Plan amendments and curtailments	(1.3)	—	—

Benefit obligation, end of period	241.6	227.5	192.2
Change in Plan Assets
Fair value of plan assets, beginning of period	207.1	189.1	174.5
Actual return on plan assets	22.8	21.9	16.0
Employer contributions	2.1	1.8	2.2
Plan participants’ contributions	5.6	6.2	5.9
Benefits paid	(12.8)	(10.8)	(10.9)
Foreign currency exchange rate changes	2.0	(1.1)	1.4

Fair value of plan assets, end of period	226.8	207.1	189.1
Plan Assets (Under) Benefit Obligations	$(14.8)	(20.4)	(3.1)

Unrecognized net actuarial losses		50.5	33.2
Unrecognized prior service cost		2.0	2.5

Net prepaid pension cost		$32.1	$32.6

Funded status recognized in the statement of financial position as:
Other assets – sundry	$11.0
Other current liabilities	(.6)
Other liabilities	(25.2)

Total net funded status	$(14.8)

Following are the amounts included in Accumulated Other Comprehensive Income as of December 31, 2006 that had not yet been recognized as a component of net periodic pension cost:

Net loss (before tax)	$40.8
Net prior service cost (before tax)	1.2
Deferred income taxes	(15.8)

Accumulated other comprehensive income, net of tax	$26.2

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Of the amounts in Accumulated Other Comprehensive Income as of December 31, 2006, the portions expected to be recognized as components of net periodic pension cost in Fiscal 2007 are as follows:

Net loss	$1.8
Net prior service cost	.1

The net prepaid pension cost amount recognized in the Consolidated Balance Sheets at December 31 is as follows:

	2006	2005	2004
Prepaid pension costs		$35.1	$35.0
Intangible assets		2.6	3.3
Accrued pension benefit liabilities		(18.8)	(17.0)
Deferred income taxes on other comprehensive income		4.7	4.0
Accumulated other comprehensive income, net of tax		8.5	7.3

Net amount recognized		$32.1	$32.6

Components of Net Pension (Expense) Income
Service cost	$(7.1)	$(5.2)	$(5.2)
Interest cost	(12.3)	(10.9)	(10.2)
Expected return on plan assets	16.2	14.8	14.0
Amortization of net transition asset	—	—	(.1)
Recognized net actuarial loss	(2.6)	(1.0)	(1.9)

Net pension (expense)	$(5.8)	$(2.3)	$(3.4)

Weighted Average Assumptions:
Discount rate used in net pension costs	5.5%	5.5%	5.9%
Discount rate used in benefit obligation	5.6%	5.5%	5.9%
Expected return on plan assets	7.9%	7.9%	7.9%
Rate of compensation increase	4.1%	4.1%	4.5%

The Company uses the average of the Citigroup Pension Liability Index rate and Merrill Lynch AA-AAA 10 yr. Bond Index rate to determine the discount rate used for its significant pension plans (rounded to the nearest 25 basis points). The Citigroup Index rate is a calculated rate using yearly spot rates matched against expected future benefit payments. The Merrill Lynch Index rate is based on the weighted average yield of a portfolio of high grade Corporate Bonds with an average duration approximating the plans’ projected benefit payments, adjusted for any callable bonds included in the portfolio. In 2006, the Company increased the discount rate for our significant pension plans to 5.75% from the 5.5% used in 2005. In 2005, the Company reduced the discount rate for our major pension plans to 5.5% from the 6.0% used in 2004. The discount rates used for the Company’s other, primarily foreign, plans are based on rates appropriate for the respective country and the plan obligations.

The overall, expected long-term rate of return is based on each plan’s historical experience and the Company’s expectations of future returns based upon each plan’s investment holdings.

The accumulated benefit obligation for all defined benefit pension plans was $223.4, $207.0 and $174.6 at December 31, 2006, 2005 and 2004, respectively.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Those plans that have benefit obligations in excess of plan assets at December 31 are recapped below:

	2006	2005	2004
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$77.1	$74.0	$66.9
Accumulated benefit obligation	73.3	71.5	64.0
Fair value of plan assets	57.6	52.3	47.5
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	210.4	123.7	99.8
Accumulated benefit obligation	194.5	108.6	87.3
Fair value of plan assets	184.6	115.0	100.6

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. The subsidiary owns insurance policies with cash surrender values of $2.1, $2.0 and $1.8 at December 31, 2006, 2005 and 2004, respectively, for the participants in this non-qualified plan. These insurance policies are not included in the plan’s assets.

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2006	2005	2004
Asset Category
Equity securities	71%	69%	66%
Debt securities	17	22	26
Other, including cash	12	9	8

Total	100%	100%	100%

The Company’s investment policy and strategies are established with a long-term view in mind. The Company strives for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value due to the devaluation of any single investment. In determining the appropriate asset mix, the Company’s financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. For the Company’s significant plans, the target allocation is 80% equities and 20% bonds.

The Company expects to contribute $2.1 to its defined benefit pension plans in 2007.

Estimated benefit payments, expected over the next ten years are: 2007—$13.9; 2008—$14.8; 2009—$15.4; 2010—$16.0; 2011—$16.9 and 2012-2016—$97.5.

On December 31, 2006, the Company made changes to the retirement plan covering non-union employees that meet the criteria of a curtailment as defined in SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As such, the expected costs associated with the future service of present participants in the plan will be reduced, lowering the Projected Benefit Obligation in the plan by $11.7. This curtailment gain will be offset against the plan’s previously existing unrecognized net actuarial loss in accordance with SFAS 88. Pension expense for 2007 is expected to decrease $4.5 million due to the plan curtailment. All current participants will be moved to a defined contribution plan that incorporates a company match based upon the current age of the participant.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Total net pension expense, including multiemployer plans and other defined contribution plans, was $12.0, $7.9 and $8.8 in 2006, 2005 and 2004, respectively. Current participants will be moved to a defined contribution plan with a Company contribution based upon the current age of the participant.

Contributions to union sponsored, defined benefit, multiemployer pension plans were less than $1.5 in 2006, 2005 and 2004. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. While the Company has no present intention of withdrawing from any of these plans, nor has it been informed that there is any intention to terminate such plans, the Company does not believe there would be a material withdrawal liability in such event.

K—Income Taxes

The components of earnings before income taxes are as follows:

	Year ended December 31
	2006	2005	2004
Domestic	$356.1	$317.8	$347.7
Foreign	78.7	38.4	74.9

	$434.8	$356.2	$422.6

Income tax expense is comprised of the following components:

	Year ended December 31
	2006	2005	2004
Current
Federal	$103.8	$113.1	$100.4
State and local	7.8	9.1	11.3
Foreign	17.6	18.3	22.1

	129.2	140.5	133.8
Deferred
Federal	2.3	(21.8)	11.3
State and local	(1.3)	(3.0)	(6.5)
Foreign	4.3	(10.8)	(1.4)

	5.3	(35.6)	3.4

	$134.5	$104.9	$137.2

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.6	1.2	.9
Worthless stock deduction	(2.3)	—	—
Taxes on foreign earnings	(.8)	(1.8)	(1.1)
Recognition of deferred tax assets	(1.1)	(2.6)	(.9)
Permanent differences	(.7)	(1.2)	(.8)
Other	.2	(1.1)	(.6)

Effective tax rate	30.9%	29.5%	32.5%

The Company and its affiliates file tax returns in each jurisdiction where they are registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries where the Company files tax returns, a statute of limitations period exists. After a statute period expires, the tax authorities may no longer assess additional income tax for the expired period. In addition, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid.

As of December 31, 2006, five open tax years were undergoing (or subject to) audit by the United States Internal Revenue Service (IRS) and Canada Revenue Agency. In 2005, audits in both countries for the years 2000 and 2001 were settled in all material respects with no significant adjustments. In 2006, the IRS examination for the years 2002 and 2003 was concluded. A final report was issued, and the net refund of approximately $11 million, plus interest, was under review by the Joint Committee on Taxation as of December 31, 2006. The largest issue pertained to a refund claim we made for a worthless stock deduction. The resolution of this item has been reflected in 2006 as a reduction in the Company’s overall tax rate.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$8.7	$(84.6)	$8.3	$(84.5)
Inventories	3.5	(23.0)	1.5	(15.9)
Accrued expenses	109.6	—	105.3	—
Net operating loss and tax credit carryforwards	75.1	—	74.9	—
Pension cost	11.6	(6.1)	7.2	(15.4)
Intangible assets	2.3	(96.8)	8.0	(75.1)
Other	13.1	(13.6)	12.2	(24.1)

Gross deferred tax assets (liabilities)	223.9	(224.1)	217.4	(215.0)
Valuation allowance	(37.3)	—	(38.0)	—

Total deferred taxes	$186.6	$(224.1)	$179.4	$(215.0)

Net deferred tax liability		$(37.5)		$(35.6)

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The valuation allowance primarily relates to net operating loss and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions, were factors considered in determining the valuation allowance. Generally, no significant amount of carryforwards expire in any one year. However, $15.8 of the carryforwards will expire in 2016, if not used beforehand.

The Company recognized excess tax benefits of approximately $2.0, $2.2 and $4.4 in 2006, 2005 and 2004, respectively, related to the exercise of employee stock options, which have been recorded as increases to additional contributed capital. Effective January 1, 2006, the Company adopted SFAS 123R. Of the $2.0 excess tax benefit recorded in 2006, $1.3 represents a windfall tax benefit.

In 2005, the Company completed a foreign entity restructuring and cash repatriation transaction that resulted in the recognition of a deferred tax asset related to foreign losses and foreign taxes. Overall, the transaction generated a gross Foreign Tax Credit (FTC) benefit of $18.2 which was reduced by an $8 valuation allowance. The valuation allowance was recorded due to significant uncertainty regarding the Company’s ability to realize all of the FTC benefit. In 2006, due to subsequent changes in facts and circumstances, a $4 reduction in the valuation allowance was made for this item.

Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits.

Deferred income taxes and withholding taxes have not been provided on undistributed earnings which management has deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2006, which the Company has deemed to be permanently reinvested, are approximately $190.2. If such earnings were distributed, the resulting incremental taxes would be approximately $30.8 based on present income tax laws, which are subject to change.

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31
	2006	2005
Other current assets	$22.0	$23.0
Other assets	11.3	20.7
Other current liabilities	(3.7)	(7.9)
Deferred income taxes	(67.1)	(71.4)

	$(37.5)	$(35.6)

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

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

A summary of segment results for the years ended December 31, 2006, 2005 and 2004 are shown in the following tables. Segment figures for 2005 and 2004 have been restated for an organizational change, effective January 1, 2006, that moved van upfitting operations from Commercial Fixturing & Components to Specialized Products, and a small Office Components operation from Specialized Products to Commercial Fixturing & Components.

The impact of this organizational change on reported results for the year ended December 31,2005 was to move $85.5 of external sales and $(.9) of EBIT from the Commercial Fixturing & Components segment to the Specialized Products segment. In addition, for the year ended December 31, 2005, intersegment sales for Commercial Fixturing & Components increased $6.6, resulting in a net reduction in total Commercial Fixturing & Components sales of $78.9. Also, intersegment sales for Specialized Products decreased $3.8, resulting in a net increase of $81.7 in total Specialized Products sales.

The impact of this organizational change on reported results for the year ended December 31, 2004 was to move $90.1 of external sales and $1.2 of EBIT from the Commercial Fixturing & Components segment to the Specialized Products segment. In addition, for the year ended December 31, 2004, intersegment sales for Commercial Fixturing & Components increased $6.5, resulting in a net reduction in total Commercial Fixturing & Components sales of $83.6. Intersegment sales for Specialized Products decreased $3.0, resulting in a net increase of $87.1 in total Specialized Products sales.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT
2006
Residential Furnishings	$2,745.8	$22.5	$2,768.3	$277.1
Commercial Fixturing & Components	1,018.8	13.9	1,032.7	63.8
Aluminum Products	543.3	14.7	558.0	41.8
Industrial Materials	488.8	262.0	750.8	61.9
Specialized Products	708.7	45.1	753.8	43.0
Intersegment eliminations				1.8
Adjustment to LIFO method				(7.4)

	$5,505.4	$358.2	$5,863.6	$482.0

2005
Residential Furnishings	$2,598.8	$22.7	$2,621.5	$170.4
Commercial Fixturing & Components	1,049.1	19.4	1,068.5	40.0
Aluminum Products	516.0	15.4	531.4	30.6
Industrial Materials	533.4	310.4	843.8	104.2
Specialized Products	602.0	58.7	660.7	32.6
Intersegment eliminations				(5.5)
Adjustment to LIFO method				23.9

	$5,299.3	$426.6	$5,725.9	$396.2

2004
Residential Furnishings	$2,467.5	$14.1	$2,481.6	$265.0
Commercial Fixturing & Components	982.1	12.5	994.6	54.1
Aluminum Products	505.7	16.0	521.7	45.5
Industrial Materials	530.3	287.2	817.5	121.5
Specialized Products	599.9	51.0	650.9	51.7
Intersegment eliminations				.4
Adjustment to LIFO method				(76.5)

	$5,085.5	$380.8	$5,466.3	$461.7

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2006
Residential Furnishings	$1,605.9	$36.7	$96.5	$68.5
Commercial Fixturing & Components	870.3	22.8	—	24.7
Aluminum Products	426.2	44.9	—	23.6
Industrial Materials	308.3	7.4	—	14.4
Specialized Products	721.8	34.5	—	32.2
Unallocated assets	275.4	20.0	—	12.0
Adjustment to year-end vs. average assets	57.4

	$4,265.3	$166.3	$96.5	$175.4

2005
Residential Furnishings	$1,504.4	$60.1	$81.0	$74.2
Commercial Fixturing & Components	885.4	13.9	15.5	22.8
Aluminum Products	387.2	40.2	—	22.1
Industrial Materials	338.2	15.7	—	14.3
Specialized Products	614.7	23.9	94.6	27.2
Unallocated assets	238.7	10.4	—	10.5
Adjustment to year-end vs. average assets	103.8

	$4,072.4	$164.2	$191.1	$171.1

2004
Residential Furnishings	$1,395.7	$59.9	$3.6	$70.4
Commercial Fixturing & Components	877.1	17.3	15.2	29.4
Aluminum Products	375.8	22.3	—	23.4
Industrial Materials	303.3	14.9	.3	14.5
Specialized Products	567.8	32.3	26.3	25.8
Unallocated assets	626.8	10.4	—	11.3
Adjustment to year-end vs. average assets	50.7

	$4,197.2	$157.1	$45.4	$174.8

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2006	2005	2004
Residential Furnishings
Bedding components	$801.0	$915.3	$895.2
Residential furniture components	942.2	895.0	805.1
Finished & consumer products	841.7	669.4	643.0
Other residential furnishings products	160.9	119.1	124.2

	2,745.8	2,598.8	2,467.5
Commercial Fixturing & Components
Store displays, fixtures & storage products	732.7	778.5	742.9
Office furnishings & plastic components	286.1	270.6	239.2

	1,018.8	1,049.1	982.1
Aluminum Products
Die cast products	509.1	481.5	474.6
Tool & die operations	34.2	34.5	31.1

	543.3	516.0	505.7
Industrial Materials
Wire, wire products & steel tubing	488.8	533.4	530.3

Specialized Products
Automotive products, commercial vehicle products & specialized machinery	708.7	602.0	599.9

	$5,505.4	$5,299.3	$5,085.5

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The Company’s operations outside of the United States are principally in Canada, Europe, Mexico and China. The geographic information that follows regarding sales is based on the area of manufacture.

	Year Ended December 31
	2006	2005	2004
External sales
United States	$4,360.7	$4,163.4	$4,029.3
Canada	419.9	473.3	421.0
Europe	353.7	373.8	403.2
Mexico	161.0	155.0	145.7
China	157.3	94.6	55.9
Other	52.8	39.2	30.4

	$5,505.4	$5,299.3	$5,085.5

Long-lived assets
United States	$1,727.3	$1,694.9	$1,553.9
Canada	226.5	238.8	227.9
Europe	225.8	207.2	228.2
Mexico	92.1	84.8	71.9
China	51.3	46.3	23.3
Other	48.2	37.9	27.2

	$2,371.2	$2,309.9	$2,132.4

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

The Canadian government and other Canadian companies appealed, under the North American Free Trade Agreement, an underlying 2002 ITC injury determination. In addition, certain rate determinations which had been set by Commerce were appealed to the Court of International Trade by both Canadian and U.S. interests.

On April 27, 2006, the U.S. and Canada jointly announced that they had reached an agreement on the core terms of an accord which would settle this dispute and on October 12, 2006, the Canada-United States Softwood

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Lumber Agreement (the “Agreement”) officially entered into force. As a result, Commerce retroactively revoked the AD and CVD orders without the possibility of reinstatement and ordered the U.S. Customs Department to cease collecting cash duty deposits. The terms of the Agreement included the return of 82% of the duty deposits which had been paid to date plus interest.

Pursuant to the Agreement, in December 2006, the Company received duty refund payments totaling $18.3, of which $4.8 had been accrued for in 2005 based on previous rate revisions that had been announced by Commerce. The net amount of $13.5 is reflected as a reduction to the Company’s 2006 cost of goods sold. In addition, the Company received interest payments under the agreement totaling $2.6.

Following is a summary of the CVD and AD charges/deposits and refunds recorded in the Company’s consolidated financial statements through December 2006:

	2006	2005	2004	2003	2002	Total
Charges for CVD and anti-dumping duties	$1.7	$5.1	$5.6	$5.9	$4.4	$22.7
Refunds recorded	(13.5)	(4.8)	—	—	—	(18.3)
Interest on refund	(2.6)	—	—	—	—	(2.6)

Net charges (refunds)	$(14.4)	$0.3	$5.6	$5.9	$4.4	$1.8

N—Special Charges

In each of the three years the Company has implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the “2005 Closure and Consolidation Initiative” described below, none of these initiatives have individually resulted in a material charge to earnings for any of the periods presented.

The details regarding all of the Company’s net restructuring related costs for the periods presented are provided below.

Restructuring and other special charges for each of the three years ended December 31 were comprised of:

	2006	2005	2004
Severance and other restructuring costs	$15.5	$20.0	$6.9
Asset impairment costs	4.3	24.3	2.4
Inventory obsolescence and other	(.2)	14.1	—
(Gain) from sale of assets	(7.6)	(3.5)	—

Total restructuring and other special charges	$12.0	$54.9	$9.3

2005 Closure and Consolidation Initiative

In September 2005, the Company launched a significant broad-based restructuring initiative to reduce excess capacity and improve performance in a number of its businesses. As a result, management identified 36 operations to be closed, consolidated or sold and which currently constitute the 2005 Closure and Consolidation Initiative. At December 31, 2006, the 2005 Closure and Consolidation Initiative activities are essentially complete.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table contains, by each major type of cost associated with the 2005 Closure and Consolidation Initiative, the total amount of costs incurred in 2006 and 2005 and the cumulative amount incurred to date:

	Total Amount Incurred To Date	Total Amount Incurred in 2006	Total Amount Incurred in 2005
Type of charge:
Employee termination costs	$12.4	$4.0	$8.4
Contract termination costs	1.1	.3	.8
Other exit costs, primarily plant closure and asset relocation	6.9	4.2	2.7

Total restructuring costs (1)	20.4	8.5	11.9
Asset impairment charges (2)	19.8	3.8	16.0
Inventory obsolescence and other (3)	11.8	(.6)	12.4
(Gain) from sale of assets	(7.4)	(7.4)	—

Total costs	$44.6	$4.3	$40.3

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Statement of Earnings in “Other expense (income), net.”

(2)	Of the 36 facilities, 26 had asset impairment charges relating primarily to the write down of property, plant and equipment. These facilities by group include 7 in Fixture & Display; 5 in Bedding; 4 in Fabric, Foam & Fiber; 4 in Wire; 3 in Home Furniture & Consumer Products; 2 in Automotive and 1 in Machinery. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the 2005 Closure and Consolidation Initiative are reported in “Other expense (income), net.”

(3)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold.” In 2006, $3.6 of inventory obsolescence reserves originally established in 2005 were reversed based on subsequent sales. All of this obsolescence reserve reversal was in the Specialized Products segment.

Other than the inventory obsolescence and asset impairment charges, the costs associated with the 2005 Closure and Consolidation Initiative primarily represent cash charges.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table contains information, by segment, regarding the total amount of costs incurred in connection with the 2005 Closure and Consolidation Initiative and the amount incurred in the current year:

		Amounts Incurred in 2006
	Total Amount Incurred in 2005	Restructuring Charges	Asset Impairment Charges	Inventory Obsolescence and Other	Gain on Sale of Assets	Total Amount Incurred in 2006	Total Amount Incurred To Date
Residential Furnishings	$15.9	$3.1	$3.1	$.5	$(4.3)	$2.4	$18.3
Commercial Fixturing & Components	14.6	1.8	.2	.4	(2.1)	.3	14.9
Aluminum Products	—	—	—	—	—	—	—
Industrial Materials	3.2	1.4	—	—	(1.0)	.4	3.6
Specialized Products	6.6	2.2	.5	(1.5)	—	1.2	7.8

Total	$40.3	$8.5	$3.8	$(.6)	$(7.4)	$4.3	$44.6

The accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2005	Additional Charges	Non-Cash Settlements and Other Adjustments	Payments	Balance at December 31, 2006
Termination benefits	$6.7	$4.0	$—	$(9.6)	$1.1
Contract termination costs	.7	.3	—	(.9)	.1
Other restructuring costs	1.4	4.2	—	(5.1)	.5

	$8.8	$8.5	$—	$(15.6)	$1.7

All remaining payments relating to the 2005 Closure and Consolidation Initiative are expected to be made in the first part of 2007.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Other Initiatives

Apart from the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives over the last three years to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. For the full year of 2005, the Company incurred $14.6 of these costs for these various initiatives. In 2006, the Company incurred an additional $7.7, primarily composed of employee termination costs, to complete these initiatives. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

	Year ended December 31
	2006	2005	2004
Charged to other (income) expense, net:
Severance and other restructuring costs	$7.0	$8.1	$3.9
Write-downs of property, plant & equipment	.5	8.3	.2
(Gain) on sale	(.2)	(3.5)	—

	$7.3	$12.9	$4.1

Charged to cost of goods sold:
Severance and other restructuring costs	$—	$1.7	$3.0
Write-down of property, plant & equipment	—	—	2.2
Inventory obsolescence and other	.4	—	—

	$.4	$1.7	$5.2

Total of Other Initiatives	$7.7	$14.6	$9.3

Restructuring liabilities at year-end	$1.6	$2.1	$1.4

Adjustments of previously established liabilities relating to these activities have been negligible.

Net sales for the 12-month period prior to divestiture for businesses sold were $45 in 2006, $22 in 2005, and $0 in 2004. The earnings impact from these divested businesses is not material; as such, the Company has chosen not to report them as discontinued operations.

O—Other (Income) Expense

The components of other (income) expense were as follows:

	Year ended December 31
	2006	2005	2004
Gain on asset sale	$(9.2)	$(6.3)	$(16.3)
Restructuring charges	15.5	20.0	3.9
Asset impairments	4.3	24.3	.2
Currency gain	(.2)	(1.2)	(2.1)
Other (income) expense	(2.3)	.7	(2.3)

	$8.1	$37.5	$(16.6)

P—Derivative Financial Instruments

Risk Management Strategy & Objectives

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate in derivative instruments.

Cash Flow Hedges

At December 31, 2006 and 2005, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted.

Commodity Cash Flow Hedges

The commodity cash flow hedges exclusively manage natural gas commodity price risk. Of the $21.8 in outstanding commodity hedges at December 31, 2006, $17.6 have maturities less than 1 year. None of these hedges had maturities beyond 19 months; however the Company routinely hedges commodity price risk up to 36 months. The Company recognized (expense) income on these commodity hedges of $(4.4) and $3.2 for years ended December 31, 2006 and 2005, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $53.8 in foreign currency cash flow hedges at December 31, 2006, 65% hedged Canadian dollar exposures, 22% Mexican peso exposures, and 13% hedged other currencies including the British pound, Euro, and Australian dollar. As of December 31, 2006, no foreign currency cash flow hedges had maturities beyond 1 year. The $15.9 in cash flow hedges outstanding at December 31, 2005 hedged Mexican peso exposures. In general, foreign currency cash flow hedges have maturities within 2 years. The Company recognized income on these hedges of $1.5 and $1.5 for the years ended December 31, 2006 and 2005, respectively.

Fair Value Hedges

The Company’s fair value hedges are not material and are outstanding to manage foreign currency risk associated with intercompany debt of a Brazilian subsidiary and trade receivables of a Canadian subsidiary. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

At December 31, 2006 and 2005, the Company had $30.0 on a notional basis designated as hedging the net investment in a foreign operation. This hedge manages risk associated with net investments in a Swiss subsidiary. Changes in the value of the hedge offset the changes in the value of the net investment on a consolidated basis. As of December 31, 2006, the net investment hedge had a maturity within 24 months. In general net investment hedges may have maturities up to 5 to 8 years.

Hedge Effectiveness

All hedges are deemed to be effective; therefore, we have not recorded any material amounts for ineffectiveness.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

All transactions qualified for hedge accounting treatment and no non-derivative instruments were designated as hedging instruments in the years 2006 and 2005. The Company expanded its use of derivative instruments during 2006 and anticipates that the trend will continue. The table below details the derivative contracts outstanding at December 31, 2006 and 2005 respectively. Fair value amounts are based on market and/or dealer quotations. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	2006		2005
	Total USD Equivalent Notional Amount	Fair Value at 12/31/06	Total USD Equivalent Notional Amount	Fair Value at 12/31/05
Commodity cash flow hedges	$21.8	$(2.4)	$13.0	$5.7
Foreign currency cash flow hedges	53.8	.6	15.9	1.3

Total cash flow hedges	75.6	$(1.8)	28.9	7.0
Fair value hedges	3.0	(.4)	1.0	—
Net investment hedges	30.0	(1.9)	30.0	(.2)

Total derivative instruments	$108.6	(4.1)	$59.9	6.8

Deferred income taxes		1.4		(2.6)

Total, net of tax		$(2.7)		$4.2

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Q—Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges, fair value hedges and defined benefit plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Fair Value Hedges (4)	Defined Benefit Pension Plans (5)	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2004	$34.9	$(.5)	$—	$—	$—	$34.4
Period change	57.6	(2.4)	—	—	(7.3)	47.9

Balance December 31, 2004	92.5	(2.9)	—	—	(7.3)	82.3
Period change	(21.9)	2.8	4.3	—	(1.2)	(16.0)

Balance December 31, 2005	70.6	(.1)	4.3	—	(8.5)	66.3
Period change	33.9	(1.1)	(5.6)	(.2)	2.1	29.1
Adjustment to initially apply SFAS 158	—	—	—	—	(19.8)	(19.8)

Balance December 31, 2006	$104.5	$(1.2)	$(1.3)	$(.2)	$(26.2)	$75.6

(1)	Foreign currency translation adjustments activity is shown net of income tax expense (benefit) of $(1.0) in 2006; $1.8 in 2005; and $1.3 in 2004.
(2)	Net investment hedges activity is shown net of income tax expense (benefit) of $(.7) in 2006; $(.1) in 2005; and $(1.8) in 2004.
(3)	Cash flow hedge activity is shown net of income tax expense (benefit) of $(3.2) in 2006; $2.7 in 2005.
(4)	Fair value hedge activity is shown net of income tax expense (benefit) of $(.1) in 2006.
(5)	Defined benefit pension plan activity is shown net of income tax expense (benefit) of $1.4 in 2006; $(.7) in 2005; and $(4.0) in 2004. Adjustment to initially apply SFAS 158 is shown net of income tax expense (benefit) of $(12.5) in 2006.

Quarterly Summary of Earnings

Leggett & Platt, Incorporated

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth	Total
2006
Net sales	$1,377.7	$1,402.6	$1,414.6	$1,310.5	$5,505.4
Gross profit	240.1	256.4	258.6	243.3	998.4
Earnings before income taxes	92.3	111.6	125.1	105.8	434.8
Net earnings	62.1	84.2	84.0	70.0	300.3
Earnings per share
Basic	$.33	$.45	$.45	$.38	$1.61

Diluted	$.33	$.45	$.45	$.38	$1.61

2005
Net sales	$1,301.3	$1,309.8	$1,348.6	$1,339.6	$5,299.3
Gross profit	232.4	246.2	215.1	219.1	912.8
Earnings before income taxes	107.7	118.2	77.6	52.7	356.2
Net earnings	72.8	79.2	54.0	45.3	251.3
Earnings per share
Basic	$.37	$.41	$.28	$.24	$1.30

Diluted	$.37	$.41	$.28	$.24	$1.30

In the fourth quarter of 2006, the Company received a $20.9 refund of duties paid to the U.S. Customs Department over the previous four years on imports of softwood lumber from Canada. A receivable of $1.5 and $3.3 was recorded in the 2005 second and fourth quarters, respectively. $16.1 (of which $2.6 was interest) was recorded in the fourth quarter of 2006. See Note M on page 88 of the Notes to Consolidated Financial Statements for further discussion.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful receivables	$20.8	$4.9	$3.8	*	$21.9

Excess and obsolete inventory reserve, LIFO basis	$34.2	$10.7	$19.3		$25.6

Tax valuation allowance	$38.0	$1.8	$2.5	**	$37.3

Year ended December 31, 2005
Allowance for doubtful receivables	$18.0	$6.8	$4.0	*	$20.8

Excess and obsolete inventory reserve, LIFO basis	$25.1	$24.9	$15.8		$34.2

Tax valuation allowance	$29.0	$12.8	$3.8	**	$38.0

Year ended December 31, 2004
Allowance for doubtful receivables	$17.9	$9.0	$8.9	*	$18.0

Excess and obsolete inventory reserve, LIFO basis	$29.7	$11.6	$16.2		$25.1

Tax valuation allowance	$24.4	$4.8	$.2	**	$29.0

*	Uncollectible accounts charged off, net of recoveries
**	Federal tax effect of state and foreign net operating loss carryforwards and credits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner President and Chief Executive Officer

Dated: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ DAVID S. HAFFNER David S. Haffner	President and Chief Executive Officer	February 27, 2007

(b) Principal Financial Officer:

/s/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Senior Vice President and Chief Financial Officer	February 27, 2007

(c) Principal Accounting Officer:

/s/ WILLIAM S. WEIL William S. Weil	Vice President, Corporate Controller and Chief Accounting Officer	February 27, 2007

(d) Directors:

Raymond F. Bentele	Director

RALPH W. CLARK* Ralph W. Clark	Director

HARRY M. CORNELL, JR.* Harry M. Cornell, Jr.	Director

ROBERT TED ENLOE, III* Robert Ted Enloe, III	Director

RICHARD T. FISHER* Richard T. Fisher	Director

Signature	Title	Date

KARL G. GLASSMAN* Karl G. Glassman	Director

DAVID S. HAFFNER* David S. Haffner	Director

JOSEPH W. MCCLANATHAN* Joseph W. McClanathan	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

PHOEBE A. WOOD* Phoebe A. Wood	Director

FELIX E. WRIGHT* Felix E. Wright	Chairman

*By:	/s/ ERNEST C. JETT	February 27, 2007
Ernest C. Jett
Attorney-in-Fact Under Power-of-Attorney dated February 22, 2007

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation of the Company as of May 13, 1987; Amendment dated May 12, 1993; and Amendment dated May 20, 1999, filed March 11, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 1-7845)

3.2	Bylaws of the Company as amended through November 1, 2006, filed November 2, 2006 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated by reference. (SEC File No. 1-7845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2	Form of 1999 Rights Agreement effective February 15, 1999 between the Company and UMB Bank, N.A., as successor Rights Agent to ChaseMellon Shareholder Services, LLC, which includes the form of Certificate of Designation, setting forth the terms of the Series A Junior Participating Preferred Stock, no par value, as Exhibit A; the form of Rights Certificate as Exhibit B; and the Summary of Preferred Stock Purchase Rights as Exhibit C, filed December 1, 1998 as Exhibit 4 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.3	Indenture, dated as of November 24, 1999 between the Company and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated herein by reference. (SEC File No. 1-7845)

4.4	Senior Indenture dated May 6, 2005 between the Company and JPMorgan Chase Bank, N.A., as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.5	Form of Fixed Rate Note filed May 10, 2005 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.6	Form of Floating Rate Note filed May 10, 2005 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.7	Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.8	Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.9	Form of $180,000,000 4.65% Notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.10	Form of $200,000,000 5.00% Notes due 2015 issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 11, 2005 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.1*	Restated and Amended Employment Agreement between the Company and Felix E. Wright dated March 1, 1999, filed March 31, 1999 as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1998; Amendment No. 1 to the Restated and Amended Employment Agreement of Felix E. Wright, dated October 1, 2002, filed November 13, 2002 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2002; Letter Agreement between the Company and Felix E. Wright, dated August 6, 2003, filed August 6, 2003 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003; and Amendment No. 2 to the

Exhibit No.		Document Description
Restated and Amended Employment Agreement of Felix E. Wright, dated August 4, 2004, filed August 5, 2004 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004; all of which are incorporated by reference. (SEC File No. 1-7845)

10.2*		Employment Agreement between the Company and David S. Haffner, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.3*		Employment Agreement between the Company and Karl G. Glassman, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K is incorporated by reference. (SEC File No. 1-7845)

10.4*		Restated and Amended Employment Agreement between the Company and Harry M. Cornell, Jr. dated as of August 14, 1996, and Amendment No. 1 to Employment Agreement dated January 1, 1999, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated March 1, 2001 extending term of Employment Agreement, all of which was filed as of March 28, 2002 as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001, and Letter Agreement dated November 15, 2002, filed March 18, 2003 as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2002, all of which are incorporated by reference. (SEC File No. 1-7845)

10.5*		Severance Benefit Agreement between the Company and Felix E. Wright dated May 9, 1984, filed March 29, 2001 as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2000, is incorporated by reference. (SEC File No. 1-7845)

10.6*		Severance Benefit Agreement between the Company and David S. Haffner, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.7*		Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.8*		Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and certain executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference. (SEC File No. 1-7845)

10.9*		Summary Sheet of Executive Cash Compensation, filed May 10, 2006 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.10	*	Award Formula under the 2004 Key Officer Incentive Plan, filed May 5, 2006 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006, is incorporated by reference. (SEC File No. 1-7845)

10.11	*	Summary Sheet for Director Compensation filed May 16, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K , is incorporated by reference. (SEC File No. 1-7845)

10.12	*	The Company’s Flexible Stock Plan, amended and restated, effective as of May 4, 2005, filed March 23, 2005 as Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders; Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed November 2, 2006 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006; Form of Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed November 3, 2004 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004; all of which are incorporated by reference.
(SEC File No. 1-7845)

10.13	*	Description of the Company’s Key Management Incentive Compensation Plan, filed May 5, 2006 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, is incorporated by reference. (SEC File No. 1-7845)

Exhibit No.	Document Description
10.14*	The Company’s 2004 Key Officers Incentive Plan, amended and restated effective January 1, 2006 filed March 1, 2006 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2005, is incorporated by reference. (SEC File No. 1-7845)

10.15*	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 1-7845)

10.16*	The Company’s Deferred Compensation Program, Amended and Restated, Effective as of December 1, 2006, filed December 11, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.17*	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 1-7845)

10.18*	The Company’s Pre-2005 Executive Stock Unit Program, as amended and restated, effective as of December 31, 2004, filed December 10, 2004 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.19*	The Company’s 2005 Executive Stock Unit Program, as amended, effective as of December 30, 2005, filed December 2, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.20*	Description of long-term disability arrangements between the Company and certain executives filed March 11, 2004 as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. (SEC File No. 1-7845)

10.21*	Description of Excess Retirement Benefit Arrangements with Certain Executive Officers filed December 11, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated by reference. (SEC File No. 1-7845)

10.22*,**	The Company’s Retirement K Excess Program, dated January 1, 2007.

10.23	Credit Agreement, dated August 5, 2005 among the Company, Wachovia Bank, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed August 9, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and First Amendment to Credit Agreement, filed August 3, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006; each of which is incorporated by reference. (SEC File No. 1-7845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2007.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2007.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2007.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2007.

*	Denotes management contract or compensatory plan or arrangement.

**	Denotes filed or furnished herewith.