Form 10-Q
period 2007-03-31
LEGGETT & PLATT INC
filed 2007-05-09
CIK 58492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

Common stock outstanding as of April 30, 2007: 177,144,474

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$234.6	$131.9
Accounts and other receivables	869.6	871.9
Allowance for doubtful accounts	(18.6)	(18.1)
Inventories, net	808.0	826.3
Other current assets	87.8	82.1

Total current assets	1,981.4	1,894.1
NET PROPERTY, PLANT & EQUIPMENT	965.0	962.8
OTHER ASSETS
Goodwill	1,158.9	1,149.3
Other intangibles, less accumulated amortization of $53.9 at March 31, 2007 and $49.0 at December 31, 2006	245.4	182.9
Sundry	83.5	76.2

Total other assets	1,487.8	1,408.4

TOTAL ASSETS	$4,434.2	$4,265.3

CURRENT LIABILITIES
Current maturities of long-term debt	$49.2	$52.0
Accounts payable	272.1	259.0
Accrued expenses	295.9	268.0
Other current liabilities	121.7	112.2

Total current liabilities	738.9	691.2
LONG-TERM DEBT	1,139.1	1,060.0
OTHER LIABILITIES	109.6	95.9
DEFERRED INCOME TAXES	65.9	67.1
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	489.3	493.4
Retained earnings	2,315.7	2,270.7
Accumulated other comprehensive income	78.6	75.6
Treasury stock	(504.9)	(490.6)

Total shareholders’ equity	2,380.7	2,351.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,434.2	$4,265.3

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2007	2006
Net sales	$1,294.3	$1,323.8
Cost of goods sold	1,065.3	1,094.4

Gross profit	229.0	229.4
Selling and administrative expenses	122.1	121.5
Other expense, net	5.7	12.6

Earnings from continuing operations before interest and income taxes	101.2	95.3
Interest expense	14.1	12.7
Interest income	1.9	1.5

Earnings from continuing operations before income taxes	89.0	84.1
Income taxes	26.4	27.3

Earnings from continuing operations	62.6	56.8
Earnings from discontinued operations, net of tax	13.1	5.3

NET EARNINGS	$75.7	$62.1

Earnings Per Share from continuing operations
Basic	$.34	$.30
Diluted	$.34	$.30
Earnings Per Share from discontinued operations
Basic	$.07	$.03
Diluted	$.07	$.03
Earnings Per Share - Net
Basic	$.41	$.33
Diluted	$.41	$.33
Cash Dividends Declared
Per Share	$.17	$.16
Average Shares Outstanding
Basic	183.0	187.4
Diluted	183.7	188.2

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2007	2006
OPERATING ACTIVITIES
Net Earnings	$75.7	$62.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	37.9	38.9
Amortization	5.6	4.3
Asset impairment	.1	2.0
Gain from sales of assets	(23.7)	(1.6)
Deferred income tax (benefit)	(2.7)	(.2)
Stock-based compensation	14.1	12.7
Other	(2.0)	.5
Other changes, excluding effects from purchase of companies
Increase in accounts and other receivables	(11.0)	(17.6)
Decrease (increase) in inventories	10.4	(3.6)
Increase in other current assets	(4.3)	(11.3)
Increase in accounts payable	18.3	26.9
Increase in accrued expenses and other current liabilities	30.2	34.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	148.6	147.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(44.2)	(33.9)
Purchases of companies, net of cash acquired	(82.6)	(5.6)
Proceeds from sales of assets	86.9	4.3
Other	(3.8)	(3.9)

NET CASH USED FOR INVESTING ACTIVITIES	(43.7)	(39.1)
FINANCING ACTIVITIES
Additions to debt	93.8	6.5
Payments on debt	(30.3)	(2.4)
Dividends paid	(30.9)	(29.5)
Issuances of common stock	3.0	2.4
Purchases of common stock	(39.0)	(21.5)
Other	1.0	.8

NET CASH USED FOR FINANCING ACTIVITIES	(2.4)	(43.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	.2	.5

INCREASE IN CASH AND CASH EQUIVALENTS	102.7	65.4
CASH AND CASH EQUIVALENTS - January 1,	131.9	64.9

CASH AND CASH EQUIVALENTS - March 31,	$234.6	$130.3

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

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2006.

2.	NEW ACCOUNTING STANDARDS

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. SFAS 159 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertain income tax positions recognized in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, FIN 48 changed the application of SFAS 109 by establishing criteria that an individual tax position must meet before any part of the benefit of that position may be recognized in an enterprise’s financial statements. Additionally, FIN 48 provided new rules for the measurement, classification and derecognition of uncertain tax positions, as well as new rules regarding application of interest and penalties, and accounting for income taxes in interim periods. Finally, FIN 48 established new disclosure requirements and provided transition rules.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2.	NEW ACCOUNTING STANDARDS (continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon implementation of this interpretation, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $13.4 million and an increase to deferred tax assets of $13.2 million. The resulting impact of the adoption at January 1, 2007 was immaterial. The total amount of the Company’s unrecognized tax benefits at January 1, 2007 is $30.2 million, of which $17.0 million would impact the Company’s effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Earnings, which is consistent with prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $3.8 million and $0.9 million for the payment of interest and penalties, respectively.

At the beginning of the year, five tax years were undergoing (or subject to) audit by the United States Internal Revenue Service (IRS) and Canada Revenue Agency, covering the periods 2002 through 2006. Periods prior to 2002 are closed for examination in both jurisdictions. In early 2007, the IRS examination for the years 2002 and 2003 was concluded and resulted in no significant adjustments. Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes assessments (if any) will be immaterial to its consolidated financial statements.

The Company is not aware of any changes that would materially increase or decrease the total amount of unrecognized tax benefits within the next 12 months.

3.	INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	March 31, 2007	December 31, 2006
At FIFO cost
Finished goods	$440.1	$428.6
Work in process	91.8	97.9
Raw materials and supplies	345.1	370.9

	877.0	897.4
LIFO reserve	(69.0)	(71.1)

	$808.0	$826.3

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

4.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	March 31, 2007	December 31, 2006
Property, plant and equipment, at cost	$2,317.6	$2,330.2
Less accumulated depreciation	(1,352.6)	(1,367.4)

	$965.0	$962.8

5.	DISCONTINUED OPERATIONS

In March 2007, the Company sold its Prime Foam business unit, resulting in a pre-tax gain of $23.7 ($12.1 net of tax) that was reported within earnings from discontinued operations in the Consolidated Condensed Statements of Earnings. This divestiture was previously part of the Residential Furnishings Segment and produced foam used for cushioning by upholstered furniture and bedding manufacturers.

As part of this divestiture, the Company entered into a seven-year supply agreement with the buyer for scrap foam. Although the amount is immaterial to the consolidated financial statements, this supply agreement provides a reliable source of scrap foam which is used in the Company’s carpet cushion products.

The following amounts related to the Prime Foam unit have been segregated from continuing operations and reported as discontinued operations through the date of disposition.

	Three Months Ended March 31,
	2007	2006
External sales	$44.4	$53.9

Gain on sale, net of $11.6 tax	$12.1	$—
Earnings from operations before interest and income taxes	1.7	8.4
Interest allocated to discontinued operations	(.2)	(.2)
Provision for income taxes related to operations	(.5)	(2.9)

Earnings from discontinued operations, net of tax	$13.1	$5.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges, fair value hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges	Cash Flow Hedges (2)	Fair Value Hedges	Defined Benefit Pension Plans (3)	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2007	$104.5	$(1.2)	$(1.3)	$(.2)	$(26.2)	$75.6
Period change	1.3	—	1.8	.2	(.3)	3.0

Balance Mar.31, 2007	$105.8	$(1.2)	$.5	$—	$(26.5)	$78.6

(1)	There was no income tax effect on foreign currency translation activity affecting accumulated other comprehensive income in the first quarter of 2007.

(2)	Cash flow hedge activity is shown net of income tax expense of $1.1 in the first quarter of 2007.

(3)	There was no defined benefit pension plan activity affecting accumulated other comprehensive income other than the effect of foreign currency exchange rates in the first quarter of 2007.

	Three Months Ended March 31,
	2007	2006
Comprehensive Income (Loss):
Net Earnings	$75.7	$62.1
Foreign currency translation adjustments	1.3	2.8
Cash flow hedges	1.8	(2.4)
Fair value hedges	.2	—
Defined benefit pension plans	(.3)	—

Total Comprehensive Income	$78.7	$62.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2007	2006
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	183.0	187.4

Earnings from continuing operations	$62.6	$56.8
Earnings from discontinued operations, net of tax	13.1	5.3

Net Earnings	$75.7	$62.1

Earnings per share - basic:
From continuing operations	$.34	$.30

From discontinued operations	$.07	$.03

Earnings per share - Net	$.41	$.33

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	183.0	187.4
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.7	.8

	183.7	188.2

Earnings from continuing operations	$62.6	$56.8
Earnings from discontinued operations, net of tax	13.1	5.3

Net earnings	$75.7	$62.1

Earnings per share - diluted:
From continuing operations	$.34	$.30

From discontinued operations	$.07	$.03

Earnings per share - Net	$.41	$.33

Of the total 14.2 million shares issuable under employee and non-employee stock options as of March 31, 2007, 4.2 million were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. As of March 31, 2006, 3.2 million of the 13.5 million option shares then issuable were similarly excluded.

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

9.	SEGMENT INFORMATION

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

As discussed in Note 5, the Company sold its Prime Foam business unit in March 2007. The divested unit primarily produced foam used for cushioning by upholstered furniture and bedding manufacturers in the Residential Furnishing Segment.

A summary of segment results from continuing operations for the quarters ended March 31, 2007 and 2006 are shown in the following tables:

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2007:
Residential Furnishings	$633.0	$3.9	$636.9	$59.8
Commercial Fixturing & Components	230.0	4.5	234.5	9.5
Aluminum Products	128.5	3.5	132.0	5.3
Industrial Materials	116.8	65.4	182.2	14.6
Specialized Products	186.0	10.8	196.8	11.9
Intersegment eliminations	—	—	—	(.7)
Change in LIFO reserve	—	—	—	.8

	$1,294.3	$88.1	$1,382.4	$101.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2006:
Residential Furnishings	$639.4	$6.2	$645.6	$49.1
Commercial Fixturing & Components	246.6	3.6	250.2	10.7
Aluminum Products	144.3	3.4	147.7	13.6
Industrial Materials	124.3	72.3	196.6	17.2
Specialized Products	169.2	12.4	181.6	5.8
Intersegment eliminations	—	—	—	(1.1)
Change in LIFO reserve	—	—	—	—

	$1,323.8	$97.9	$1,421.7	$95.3

Average asset information for the Company’s segments at March 31, 2007 and December 31, 2006 is shown in the following table:

	March 31, 2007	December 31, 2006
Assets
Residential Furnishings	$1,634.5	$1,605.9
Commercial Fixturing & Components	855.2	870.3
Aluminum Products	439.8	426.2
Industrial Materials	319.1	308.3
Specialized Products	742.6	721.8
Unallocated assets	388.5	275.4
Adjustment to period-end vs. average assets	54.5	57.4

	$4,434.2	$4,265.3

10.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Beginning January 1, 2007, the Company amended its standard stock option terms to increase the post-employment vesting and exercise period for employees who terminate due to retirement. A “retirement” termination occurs if the employee is either age 65 or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for 3 years and 6 months after termination of employment. Therefore, the expense for these “retirement eligible” options is recognized as soon as the employee is eligible.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10.	STOCK-BASED COMPENSATION (continued)

During the first quarter of 2007, 1.5 million shares were granted and the Company recorded stock compensation expense of $3.4 million related to current year grants and vesting of shares previously granted to employees.

11.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at March 31, 2007 and 2006 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2007 employer contributions are not significantly different than the $2.1 previously reported at year-end 2006.

	Three Months Ended March 31,
	2007	2006
Components of Net Pension Expense
Service cost	$1.1	$1.8
Interest cost	3.2	3.0
Expected return on plan assets	(4.2)	(4.0)
Recognized net actuarial loss	.4	.7

Net pension expense	$.5	$1.5

12.	RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the 2005 “Closure and Consolidation Initiative” described below, none of these initiatives has individually resulted in a material charge to earnings for any of the periods presented.

The details regarding all of the Company’s restructuring activities are provided below.

Restructuring and other special charges for the quarters ended March 31, 2007 and March 31, 2006 were comprised of:

	March 31, 2007	March 31, 2006
Severance and other restructuring costs	$.8	$8.7
Asset impairment charges	.1	2.0
Inventory obsolescence and other	—	.6
(Gain) from sales of assets	(.2)	(.9)

Total restructuring and other special charges	$.7	$10.4

2005 Closure and Consolidation Initiative

In September 2005, the Company launched a significant broad-based restructuring initiative to reduce excess capacity and improve performance in a number of its businesses. As a result, management identified 36 operations to be closed, consolidated or sold which constitute the “2005 Closure and Consolidation Initiative.” At December 31,

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

2006, the 2005 Closure and Consolidation Initiative activities were essentially completed, except for some remaining asset sales.

The following table contains the total amount incurred to date by each major type of cost associated with the 2005 Closure and Consolidation Initiative. Amounts incurred in 2007 on this initiative were immaterial. The Company originally expected to incur approximately $58 million (excluding gains from sales of assets) in connection with the 2005 Closure and Consolidation Initiative.

Total Amount Incurred to Date
Type of charge:
Employee termination costs	$12.4
Contract termination costs	1.2
Other exit costs, primarily plant closure and asset relocation	7.2

Total restructuring costs (1)	20.8
Asset impairment charges (2)	19.9
Inventory obsolescence and other (3)	11.8
(Gain) from sales of assets	(7.6)

Total costs	$44.9

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Consolidated Condensed Statement of Earnings in “Other expense, net.”

(2)	Of the 36 facilities, 26 had asset impairment charges relating primarily to the write down of property, plant and equipment at the impacted facilities. These facilities by group include 7 in Fixture & Display; 5 in Bedding; 4 in Fabric, Foam & Fiber; 4 in Wire; 3 in Home Furniture & Consumer Products; 2 in Automotive and 1 in Machinery. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”

(3)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold.”

Other than the inventory obsolescence and asset impairment charges, the costs associated with the 2005 Closure and Consolidation Initiative primarily represent cash charges.

The total amounts of costs incurred to date in connection with the 2005 Closure and Consolidation Initiative by segment are: Residential Furnishings, $18.4 million; Commercial Fixturing & Components, $15.0 million; Industrial Materials, $3.7 million; and Specialized Products, $7.8 million.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12.	RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

At March 31, 2007, the accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2006	Additional Charges	Payments	Balance at March 31, 2007
Termination benefits	$1.1	$—	$(.4)	$.7
Contract termination costs	.1	.1	(.1)	.1
Other restructuring costs	.5	.3	(.5)	.3

	$1.7	$.4	$(1.0)	$1.1

All remaining payments relating to the 2005 Closure and Consolidation Initiative are expected to be made in 2007.

Other Initiatives

Apart from the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives during the periods presented to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. In the first quarter of 2006, the Company incurred $5.4 of costs for these various initiatives (severance and other restructuring costs, $4.8 million; write-downs of property, plant & equipment, $0.2 million; and inventory obsolescence and other, $0.4 million). In the first quarter of 2007, the Company incurred an additional $.4, primarily composed of employee termination costs, to complete these initiatives. Adjustments of previously established liabilities relating to these activities have been negligible.

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

Our Segments

Our 124-year-old company is composed of 28 business units under five reportable segments, with approximately 33,000 employee-partners, and more than 300 facilities located in over 20 countries around the world. Our five segments are Residential Furnishings, Commercial Fixturing & Components, Aluminum Products, Industrial Materials, and Specialized Products.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components (includes synthetic fabrics and various other products used in ground stabilization, drainage protection, and erosion and weed control, as well as silt fencing, chemicals, seed, and fertilizer), and other finished products. This segment has generated between 46% to 47% of the Company’s total sales during the past two years.

Commercial Fixturing & Components: Operations in this segment, which has contributed approximately 17% to 20% of total sales in the past two years, produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

Aluminum Products: This segment has represented about 9% to 10% of total sales in the past two years, and provides die cast aluminum components for customers that manufacture many products including motorcycles, diesel and small engines, outdoor lighting fixtures, appliances, power tools, and consumer electronics.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products. This segment has generated approximately 13% to 15% of our total sales in the last two years.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We design, produce, and sell van interiors (the racks, shelving and cabinets installed in service vans) and truck bodies (for cargo vans, flatbed trucks, service trucks, and dump trucks) used in light-to-medium duty commercial trucks. We also design and produce machinery, both for our own use and for others, including bedding manufacturers. This segment has contributed about 10% to 13% of total sales during the past two years.

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

Despite generally favorable economic conditions in recent years, demand in some of our markets has been weak. In the first quarter of 2007, continued soft demand in the U.S. home-related, aluminum and retail markets that we serve, including U.S. Spring and furniture components, Store Fixtures, Aluminum and North American Automotive led to lower volume in certain of our businesses. However, we saw strength in certain international markets, as well as machinery, and portions of Commercial Vehicle Products.

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

Steel is our most significant raw material. Unusual market conditions in 2004 and early 2005 resulted in unsustainably high profit margins on our steel rod production. In 2006, the market began returning to more normal levels. In early March 2007, the cost of steel scrap increased significantly, leading to higher rod costs. We have recently implemented price increases to pass through some of these costs.

In 2005, we experienced significant inflation in chemicals, fibers, and resins (generally driven by changes in oil prices). These costs remained relatively stable (at high levels) in 2006 and through the first quarter of 2007, and the majority of the cost increases are reflected in our selling prices.

In addition to steel and oil-based materials, we also use significant amounts of aluminum, but we are generally less exposed to cost changes in this commodity because of the pricing arrangements we have with our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect during 2005 and 2006, as our customers changed the quantity and mix of components in their finished goods to address significant steel and chemical inflation from recent years. Our profit margins were negatively impacted as a result of this de-contenting.

Energy Costs

Higher prices for natural gas, electricity, and fuel increase our production and delivery costs. Many of our large manufacturing operations are heavy users of natural gas and electricity. Our ability to respond to these cost increases by raising selling prices affects our operating results.

We continuously monitor natural gas price trends and have locked in prices on a portion of our natural gas requirements for the next two years. The details of those arrangements are discussed under ‘Derivative Financial Instruments’ (on page 24).

Higher energy prices can also impact consumer demand in certain markets. As consumers pay more for fuel and utilities, they have less disposable income available to purchase products that contain our components. We believe consumers purchased fewer mattresses during 2006 in part due to the impact higher energy prices had on disposable income.

Competition

Many of our markets are highly competitive with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies.

We believe we gain competitive advantage in our global markets through low cost operations, significant internal production of key raw materials, superior manufacturing expertise and product innovation, higher quality products, extensive customer service capabilities, and greater financial strength. Many of our competitors, both domestic and foreign, compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering product quality, innovation, and customer service.

We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. When prices for key materials (such as steel, aluminum, and chemicals) are comparable throughout the world, it is generally cheaper to produce our components in the U.S. because of our products’ low labor content. However, in instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At March 31, 2007, Leggett operated 11 facilities in China.

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

The increased price competition for bedding components is partially due to lower wire costs. Asian manufacturers currently benefit from lower costs for commodities such as steel and chemicals. We believe these commodities are subsidized at times by Asian governments. When there is a cost imbalance in global commodities, this can impact pricing and demand for our products. Asian manufacturers also benefit from lenient attitudes toward safety and environmental matters, as well as currency rates that are pegged to the U.S. dollar rather than free floating. However, when exporting to the U.S., they must overcome higher transportation costs, increased working capital needs, and difficulty matching U.S. manufacturers’ levels of service, flexibility, and logistics.

Restructuring and Asset Impairments

In the first quarter of 2007 restructuring-related and asset impairment charges decreased significantly compared to last year, due to the completion in 2006 of the Company’s 2005 Closure and Consolidation Initiative. See Note 12 of Notes to Consolidated Condensed Financial Statements.

Fixture & Display Performance

Sales in our Fixture & Display business declined in the first quarter of 2007 on lower unit volumes. Margin improvement remains our top focus in this segment, and we expect progress in 2007. Although incremental volume is needed in order to reach the segment’s margin target, several other factors should also contribute and are within the Company’s control. We should continue to benefit from past restructuring activity. The equipment and technology upgrade at one of the wood facilities in the Fixture & Display group is now complete and should contribute through labor savings and efficiency improvements. Purchasing, pricing and continuous improvement initiatives should also enhance margins. In addition, we are addressing a few remaining performance issues.

Acquisitions and Divestiture

We completed two acquisitions in the first quarter of 2007 that should add about $80 million in annual sales. The first, in the Specialized Products segment, is a designer and assembler of docking stations that secure computer and other electrical equipment inside vehicles; this acquisition broadens the Company’s suite of products for commercial vehicle interiors. The second, a move downstream in the Industrial Materials segment, manufactures coated wire products, including racks for dishwashers, and presents the Company with significant cross-segment selling opportunity and expanded technologies.

The Company divested its Prime Foam operations, which primarily produced commodity foam used for cushioning by upholstered furniture and bedding manufacturers. The Company is retaining its foam operations that manufacture carpet underlay. This sale marks the largest divestiture in the Company’s history, generating a pre-tax gain of approximately $24 million. For the full years 2005 and 2006, the Prime Foam operations contributed, respectively, $143 million and $192 million of revenue and $.03 and $.07 of per share earnings.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

First quarter sales of $1.29 billion (from continuing operations) were 2.2% lower than in the first quarter of 2006. Same location sales (sales for locations owned and operated in both the current and prior year periods) decreased about 3.7%, but were partially offset by a 1.5% increase in revenue due to acquisitions (net of dispositions).

Earnings for the quarter were $.41 per diluted share, including a seven cent benefit from discontinued Prime Foam operations (both gain on sale and operating results). Per share earnings for the first quarter of 2006 were $.33, and included four cents per share of restructuring-related expenses, and three cents of income from discontinued Prime Foam operations.

LIFO/FIFO and the effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about half of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO inventory method. As of March 31, 2007, the Company is projecting LIFO income of $3.0 million for the full year of 2007. Therefore, there was a $0.8 million LIFO income adjustment made in the first quarter of 2007.

See Note 3 of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Taxes

Due largely to increased levels of commercial paper borrowing, which totaled $237.0 million at March 31, 2007, first quarter 2007 interest expense increased $1.4 million compared to the first quarter of 2006. Based on current borrowing levels, interest expense in 2007 is expected to be approximately the same as 2006 results. Due to lower levels of invested cash, interest income in 2007 is expected to be down approximately $2 million from 2006 amounts.

The reported first quarter consolidated worldwide effective tax rate on continuing operations is 29.7%. This is 1.0% less than 2006’s annual rate of 30.7%, and is 2.8% less than the 32.5% rate for the same quarter last year. This decrease (versus first quarter of 2006) is primarily due to a non-recurring benefit recognized in the first quarter of 2007 from a reduction of the state tax rate used in determining our net deferred tax liability. This reduction resulted from recent tax law changes and the impact of our recent acquisitions and restructuring activity. The effective rate for the remainder of 2007 may be different from the first quarter tax rate depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, the type of income earned and the effect of tax law changes.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations discussed below for the quarters ended March 31, 2007 and March 31, 2006 are shown in the following tables.

	1st Qtr. 2007 Sales	1st Qtr. 2006 Sales	Change in Sales		% Change in Same Location Sales
			$	%
Residential Furnishings	$636.9	$645.6	$(8.7)	(1.3)	(4.7)
Commercial Fixturing & Components	234.5	250.2	(15.7)	(6.3)	(6.3)
Aluminum Products	132.0	147.7	(15.7)	(10.6)	(10.6)
Industrial Materials	182.2	196.6	(14.4)	(7.3)	(5.2)
Specialized Products	196.8	181.6	15.2	8.4	7.6

Total	$1,382.4	$1,421.7	$(39.3)	(2.8)	(3.7)

	1st Qtr. 2007 EBIT	1st Qtr. 2006 EBIT	Change in EBIT		EBIT Margins*
			$	%	1st Qtr. 2007	1st Qtr. 2006
Residential Furnishings	$59.8	$49.1	$10.7	21.8	9.4%	7.6%
Commercial Fixturing & Components	9.5	10.7	(1.2)	(11.2)	4.1%	4.3%
Aluminum Products	5.3	13.6	(8.3)	(61.0)	4.0%	9.2%
Industrial Materials	14.6	17.2	(2.6)	(15.1)	8.0%	8.7%
Specialized Products	11.9	5.8	6.1	105.2	6.0%	3.2%
Intersegment eliminations	(.7)	(1.1)	.4
Change in LIFO reserve	.8	—	.8

Total	$101.2	$95.3	$5.9	6.2	7.8%	7.2%

*   –   Segment margins calculated on Total Sales. Overall company margin calculated on External Sales.

Residential Furnishings

Total sales from continuing operations for the quarter decreased $8.7 million. Acquisitions (net of restructuring and divestitures) added $21 million to sales, but were more than offset by a 4.7% decline in same location sales, which were down primarily due to soft demand in U.S. residential markets. International demand for both bedding and upholstered furniture components was generally stronger.

EBIT (earnings before interest and income taxes) from continuing operations increased $10.7 million. The increase reflects operational improvements from past restructuring activities, the absence of last year’s restructuring-related costs of $8.7 million, and earnings from acquired companies. These items were partially offset by the impact of reduced same location sales.

Commercial Fixturing & Components

Total sales decreased $15.7 million, or 6.3%. There have been no acquisitions within the last 12 months. Sales declined on lower unit volumes, primarily in the Fixture & Display business. Demand in office furniture components was also somewhat soft in the first quarter.

EBIT decreased $1.2 million, primarily due to lower sales, but operational benefits from past restructuring and absence of last year’s restructuring-related expenses offset some of the sales impact.

Aluminum Products

Total sales for the first quarter declined $15.7 million due to lower demand in several markets including grills, small engines and motorcycles. A major customer experienced a work stoppage during the quarter, and this impacted three of our large operations. These declines were partially offset by inflation in commodity prices. There have been no acquisitions within the last 12 months.

EBIT decreased $8.3 million, primarily from lower volume, underutilized capacity and production inefficiencies at certain facilities. Margins were also negatively impacted by the pass-through of higher raw material costs with no incremental profit.

Industrial Materials

Total sales decreased $14.4 million during the quarter, primarily from continued weakness in the U.S. bedding and automotive markets. Same location sales declined 5.2%; divestitures removed approximately $4 million of sales. There have been no acquisitions within the last 12 months.

EBIT declined $2.6 million largely as a result of reduced sales and higher raw material costs. In early March, the cost of steel scrap increased significantly, leading to higher rod costs. We have recently implemented price increases to pass through some of these higher costs.

Specialized Products

Total sales for the quarter increased $15.2 million, almost entirely due to same location sales growth. This increase reflected strong demand in a portion of our Commercial Vehicle Products business, growth in Asia automotive, and continued solid performance of our international machinery operations.

EBIT improved $6.1 million due primarily to increased sales, absence of last year’s restructuring-related costs, and income from acquired companies.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

Our priorities for use of cash, in order of importance, are:

•	Finance internal growth and acquisitions

•	Pay dividends and extend our record of annual increases

•	Repurchase our stock

Our operations provide much of the cash required to fund these priorities. Over the past two years, we also increased net debt and used excess cash to fund a portion of these items, including higher levels of acquisitions and share repurchases. Net debt to net capital decreased slightly from 28.0% at year-end 2006 to 27.2% as of March 31, 2007. Our long-term goal is to have net debt as a percent of net capital in the 30%-40% range while maintaining our longstanding “single A” debt rating.

During the first quarter of 2007, we divested our Prime Foam operations resulting in cash proceeds of $88.0 million and a net after-tax gain of $12.1 million. The divestiture of these operations is not expected to result in a significant change in cash from operations, working capital requirements, capital expenditures or liquidity demands.

Uses of Cash

Finance Growth

We use cash to fund growth, both internally through capital expenditures and externally through acquisitions.

Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. We expect 2007 capital spending to be about $180 million, up slightly from 2006.

Acquisitions add to our business by expanding our markets, product lines, or manufacturing capabilities. Our level of spending increased in the first quarter of 2007 compared to the same period of 2006. See the section entitled “Acquisitions and Divestiture” above for additional details.

Pay Dividends

Our first quarter 2007 dividend was 6.3% higher than in 2006 and, annualized, extends Leggett’s string of consecutive annual dividend increases to 36 years. Over the last three years, dividends have grown at a 7% compound annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. Our actual dividend payout has been above those levels in recent years, but as earnings grow, we expect to move back toward that target.

Repurchase Stock

In 2006 we purchased 6.2 million shares of our stock at an average cost of about $24 per share. Shares outstanding declined in 2006 by 4.6 million shares, or 2.5%, to 178.0 million shares at year end 2006. In the first quarter of 2007, we purchased an additional 1.7 million shares. The cash available to repurchase shares will fluctuate each year with earnings, capital spending, and the pace of acquisitions. At a minimum, we typically repurchase shares to replace those issued for employee stock plans (approximately two million shares each year). Although no specific repurchase schedule has been established, we have been authorized by the Board of Directors to repurchase up to 10 million shares in 2007.

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. In the first quarter of 2007, cash from operations was approximately the same as the first quarter of 2006.

We ended the first quarter of 2007 with working capital at 20.4% of annualized sales, a notable improvement from year-end 2006 levels which were 21.4%. Our target for working capital is approximately 19% of annualized sales, but this amount will vary from quarter to quarter with the seasonality of our business. Working capital management remains a priority, and we expect to improve on current levels (as a percent of sales) over the remainder of 2007.

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

Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at March 31, 2007 and December 31, 2006.

(Dollar amounts in millions)	March 31, 2007	December 31, 2006
Long-term debt outstanding:
Scheduled maturities	$902.1	$905.6
Average interest rates*	5.0%	5.0%
Average maturities in years*	7.2	7.4
Revolving credit/commercial paper	237.0	154.4

Total long-term debt	1,139.1	1,060.0
Deferred income taxes and other liabilities	175.5	163.0
Shareholders’ equity	2,380.7	2,351.1

Total capitalization	$3,695.3	$3,574.1

Unused committed credit:
Long-term	$163.0	$245.6

Short-term	—	—

Total unused committed credit**	$163.0	$245.6

Current maturities of long-term debt	$49.2	$52.0

Cash and cash equivalents	$234.6	$131.9

Ratio of earnings to fixed charges***	5.1x	6.2x

*	These calculations include current maturities but exclude commercial paper.

**	Effective May 1, 2007 the Company increased its revolving credit and commercial paper programs to $600 million from $400 million.

***	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at March 31, 2007 and December 31, 2006. We show this calculation in two ways:

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

(Amounts in millions)	March 31, 2007	December 31, 2006
Debt to total capitalization:
Long-term debt	$1,139.1	$1,060.0
Current debt maturities	49.2	52.0
Cash and cash equivalents	(234.6)	(131.9)

Net debt	$953.7	$980.1

Total Capitalization	$3,695.3	$3,574.1
Current debt maturities	49.2	52.0
Cash and cash equivalents	(234.6)	(131.9)

Net capitalization	$3,509.9	$3,494.2

Long-term debt to total capitalization	30.8%	29.7%

Net debt to net capitalization	27.2%	28.0%

Total debt (which includes long-term debt and current debt maturities) increased $76.3 million from year-end 2006 levels. During the quarter, we added $82.6 million of commercial paper borrowings.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at March 31, 2007 of 8.2 years, and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million, five year revolving credit commitment. We expect any commercial paper issued under this agreement to be classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At March 31, 2007, $237.0 million of commercial paper was outstanding under this program.

With both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations and take advantage of growth opportunities.

Most of our debt has fixed repayment dates. At March 31, 2007, this debt consisted primarily of term notes. We have maintained a single A rating (from both Moody’s and Standard & Poor’s) on our term notes and public debt for over a decade. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1.

ADOPTION OF FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertain income tax positions recognized in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, FIN 48 changed the application of SFAS 109 by establishing criteria that an individual tax position must meet before any part of the benefit of that position may be recognized in an enterprise’s financial statements. Additionally, FIN 48 provided new rules for the measurement, classification and derecognition of uncertain tax positions, as well as new rules regarding application of interest and penalties, and accounting for income taxes in interim periods. Finally, FIN 48 established new disclosure requirements and provided transition rules.

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon implementation of this interpretation, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $13.4 million and an increase to deferred tax assets of $13.2 million. The resulting impact of the adoption at January 1, 2007 was immaterial. The total amount of the Company’s unrecognized tax benefits at January 1, 2007 is $30.2 million, of which $17.0 million would impact the Company’s effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Earnings, which is consistent with prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $3.8 million and $0.9 million for the payment of interest and penalties, respectively.

At the beginning of the year, five tax years were undergoing (or subject to) audit by the United States Internal Revenue Service (IRS) and Canada Revenue Agency, covering the periods 2002 through 2006. Periods prior to 2002 are closed for examination in both jurisdictions. In early 2007, the IRS examination for the years 2002 and 2003 was concluded and resulted in no significant adjustments. Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes assessments (if any) will be immaterial to its consolidated financial statements.

The Company is not aware of any changes that would materially increase or decrease the total amount of unrecognized tax benefits within the next 12 months.

NEW ACCOUNTING STANDARDS

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008. SFAS 159 is not expected to have a material impact on the Company’s financial statements.

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

Cash Flow Hedges

At March 31, 2007 and 2006, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted.

Commodity Cash Flow Hedges

The commodity cash flow hedges exclusively manage natural gas commodity price risk. Of the $14.0 million in outstanding commodity hedges at March 31, 2007, $12.2 million have maturities less than 1 year. None of these hedges had maturities beyond 20 months; however the Company routinely hedges commodity price risk up to 36 months. The Company recognized income on these commodity hedges of $.4 million and $1.1 million for the quarters ended March 31, 2007 and 2006, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $65.9 million in foreign currency cash flow hedges at March 31, 2007, 57% hedged Canadian dollar exposures, 32% hedged Mexican peso exposures, and 11% hedged other currencies including the British pound, Euro, and Australian dollar. In general, foreign currency cash flow hedges have maturities within 2 years. The Company recognized income on these hedges of $.2 million and $.4 million for the quarters ended March 31, 2007 and 2006, respectively.

Fair Value Hedges

The Company’s fair value hedges are not material and are outstanding to manage foreign currency risk associated with intercompany debt of a Brazilian subsidiary and trade receivables of a Canadian subsidiary. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

At March 31, 2007 and December 31, 2006, the Company had $30.0 on a notional basis designated as hedging the net investment in a foreign operation. This hedge manages risk associated with net investments in a Swiss subsidiary. Changes in the value of the hedge offset the changes in the value of the net investment on a consolidated basis. As of March 31, 2007, the net investment hedge had a maturity within 24 months. In general net investment hedges may have maturities up to 5 to 8 years.

Hedge Effectiveness

All hedges are deemed to be highly effective and as a result, we have not recorded any material amounts for ineffectiveness.

All derivative transactions disclosed in the table below qualified for hedge accounting treatment and were designated as hedging instruments in the quarter ended March 31, 2007. The Company expanded its use of derivative instruments during 2006 and anticipates that the trend will continue. The table below details the derivative contracts outstanding at March 31, 2007 and December 31, 2006 respectively. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	March 31, 2007		December 31, 2006
	Total USD Equivalent Notional Amount	Fair Value at 3/31/07	Total USD Equivalent Notional Amount	Fair Value at 12/31/06
Commodity cash flow hedges	$14.0	$.6	$21.8	$(2.4)
Foreign currency cash flow hedges	65.9	.3	53.8	.6

Total cash flow hedges	79.9	.9	75.6	(1.8)
Fair value hedges	4.2	—	3.0	(.4)
Net investment hedges	30.0	(1.9)	30.0	(1.9)

Total derivative instruments	$114.1	(1.0)	$108.6	(4.1)

Deferred income taxes		.3		1.4

Total, net of tax		$(.7)		$(2.7)

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $846.7 million carrying value by $33.4 million at March 31, 2007, and less than its $846.7 carrying value by $43.5 million at December 31, 2006. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2007 and December 31, 2006 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed above. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $886.2 million at March 31, 2007, compared to $877.8 million at December 31, 2006. The increase in net investment was due primarily to increased capital contributions to certain subsidiaries in China during the quarter.

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the Company’s future operations or performance, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•

factors that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products or trends in capital spending

•

changes in competitive, economic, legal, market and political conditions, including the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, consumer sentiment, employment levels, housing turnover, interest rates, taxation and the like

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

This MD&A contains a disclosure on page 23 of the security ratings of the Company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation as of the period ending March 31, 2007 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2007, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The only changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting are as follows:

The Company began the rollout of a redesigned procurement process incorporating PeopleSoft/Oracle purchasing and payables software and trade import facilitation software from NextLinx in the second quarter of 2005. Spanning the purchasing, receiving and accounts payable processes, this initiative will centralize purchasing information for selected significant operations in the United States and Canada. The primary objectives of this initiative are to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe the effectiveness of the Company’s internal control over financial reporting will be maintained or enhanced by the redesigned system. We believe implementation risk will be controlled through a staged rollout and an on-going process of monitoring and evaluation. The Company expects approximately 95% of the targeted spending dollars will be converted to this process by the end of 2007.

PART II. OTHER INFORMATION

ITEM 1A    RISK FACTORS

Our 2006 Annual Report on Form 10-K filed February 27, 2007 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

Steel is our most significant raw material. During 2004 the price of certain types of steel nearly doubled. Steel costs were more stable (at higher prices) in 2005 and 2006, although there were some quarter-to-quarter fluctuations in those years. These market conditions in 2004 and 2005 resulted in an unusually high spread between steel scrap costs and steel rod prices. As a result, this spread created unsustainable margins and earnings at our steel rod mill. In 2006, the average rod margins narrowed primarily due to changes in the global steel market. In early March 2007, the cost of steel scrap increased significantly, leading to higher rod costs. If this cost of steel scrap continues to increase, it could negatively impact our results of operation.

Our operations can also be impacted by the cost of other raw materials. Throughout 2005, but particularly in the last half of the year, we experienced higher costs associated with the oil based raw materials, such as chemicals, fibers and resins. In 2006, the cost of these materials remained relatively flat (at high levels). In 2006, the cost of foam scrap increased steadily with the overall cost doubling from the prices at the end of 2005. So far in 2007, costs for these raw materials have remained relatively stable.

In 2005, higher raw material costs led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. This trend continued in 2006 and into the first quarter of 2007. In some cases, higher priced components were replaced with lower cost components. This has primarily impacted our Residential Furnishings product mix and decreased profit margins. This trend could further negatively impact our results of operations.

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

Demand in the North American bedding and automotive markets was weak for most of 2006, and that trend has continued through the first quarter of 2007. If demand in these markets does not improve, our ability to achieve our long-term targets for sales, margins and earnings for the Company as a whole and for the Residential Furnishing and Specialized Product segments may be negatively impacted.

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

If our customers move production of their finished products overseas, we believe that our operations must be located nearby to supply them efficiently. At March 31, 2007, we operated 11 facilities in China. If demand in China (and other foreign countries) increases at a more rapid rate than we are able to establish operations, our market share and results of operations could be negatively impacted.

Also, we have experienced increased price competition in the U.S. from Chinese bedding component manufacturers. This has primarily occurred with low-end commodity products in markets easily served by major ocean ports. We reacted to this competition in 2006 by selectively adjusting prices and developing new products that help our customers reduce total costs. If this price competition intensifies we could lose market share and our earnings could be negatively impacted.

We may not be able to continue improving operating performance in our Fixture & Display group.

Our Fixture & Display group continues to operate at levels below our long term expectations. Sales volume in our Fixture & Display business declined in the first quarter of 2007 on lower unit volumes. Margin improvement remains our top focus in this group, and we expect progress in 2007. Although incremental volume is needed in order to reach the group’s margin target, we expect several other factors to contribute and are within the Company’s control. These factors include, but are not limited to, (i) continued benefit from past restructuring activity; (ii) reduced labor costs and efficiency savings due to an equipment and technology upgrade at one of our wood facilities; (iii) purchasing, pricing and continuous improvement initiatives; and (iv) addressing a few remaining performance issues. If these and other factors do not contribute, we may not be able to achieve margin and earnings improvements. Earnings must continue to improve in our Fixture & Display group from current levels or further restructuring may be initiated.

Our assets are subject to potential goodwill impairment.

A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of March 31, 2007, goodwill and other intangible assets represented approximately $1.4 billion, or 32% of our total assets. We test goodwill and other assets for impairment annually and whenever events or circumstances indicate an impairment may exist. We could be required to recognize non-cash reductions in our net income caused by the impairment of goodwill and other intangibles, which could be material.

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

One of our growth strategies is to increase our sales and earnings and expand our markets through acquisitions. In the first quarter of 2007, we completed two acquisitions that should add about $80 million in annual sales. Furthermore, we expect to continue to make acquisitions in the future when appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable acquisitions that are sufficient to meet our goals. Further, our acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations. Our long term targets for sales, margins and earnings may not be reached if we fail to achieve our acquisition growth goals.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
January 2007	416,649	$23.66	353,937	9,646,063
February 2007	1,049,887	$24.25	1,049,887	8,596,176
March 2007	209,513	$23.00	205,095	8,391,081

Total	1,676,049	$23.95	1,608,919

(1)	The shares purchased include 67,130 shares surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises and other benefit plan transactions, as permitted under the Company’s Flexible Stock Plan. These shares were not repurchased as part of a publicly announced plan or program.

(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 5.    OTHER INFORMATION

On April 12, 2007 the Compensation Committee increased the cash compensation of the chief executive officer, chief financial officer and some of the other named executive officers. The Summary Sheet for Executive Cash Compensation is attached and incorporated herein as Exhibit 10.1. The Company believes that the cash increases were not material. Each officer’s target percentage under the Company’s 2004 Key Officers Incentive Plan is also reflected in the Summary Sheet. None of these percentages changed.

ITEM 6.    EXHIBITS

Exhibit 10.1	–	Summary Sheet for Executive Cash Compensation

Exhibit 10.2	–	Summary Sheet of Director Compensation

Exhibit 10.3	–	Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994

Exhibit 10.4	–	Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994

Exhibit 10.5	–	Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005

Exhibit 10.6	–	Commercial Paper Dealer Agreement between the Company and Wachovia Capital Markets, LLC dated October 10, 2005

Exhibit 10.7	–	Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Form 8-K is incorporated herein by reference.

Exhibit 10.8	–	Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Form 8-K is incorporated herein by reference.

Exhibit 12	–	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	–	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 31.2	–	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 32.1	–	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

Exhibit 32.2	–	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 9, 2007	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: May 9, 2007	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Summary Sheet for Executive Cash Compensation

10.2	Summary Sheet of Director Compensation

10.3	Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994

10.4	Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994

10.5	Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005

10.6	Commercial Paper Dealer Agreement between the Company and Wachovia Capital Markets, LLC dated October 10, 2005

10.7	Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Form 8-K is incorporated herein by reference.

10.8	Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Form 8-K is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2007.