Form 10-Q
period 2007-06-30
LEGGETT & PLATT INC
filed 2007-08-09
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock outstanding as of July 31, 2007: 172,448,792

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$168.2	$131.9
Accounts and other receivables	869.5	871.9
Allowance for doubtful accounts	(21.3)	(18.1)
Inventories, net	811.8	826.3
Other current assets	96.5	82.1

Total current assets	1,924.7	1,894.1

NET PROPERTY, PLANT & EQUIPMENT	962.9	962.8

OTHER ASSETS
Goodwill	1,169.1	1,149.3
Other intangibles, less accumulated amortization of $61.6 at June 30, 2007 and $49.0 at December 31, 2006	242.9	182.9
Sundry	78.8	76.2

Total other assets	1,490.8	1,408.4

TOTAL ASSETS	$4,378.4	$4,265.3

CURRENT LIABILITIES
Current maturities of long-term debt	$82.8	$52.0
Accounts payable	290.4	259.0
Accrued expenses	272.6	268.0
Other current liabilities	113.9	112.2

Total current liabilities	759.7	691.2
LONG-TERM DEBT	1,054.8	1,060.0
OTHER LIABILITIES	113.1	95.9
DEFERRED INCOME TAXES	61.3	67.1

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	494.0	493.4
Retained earnings	2,343.4	2,270.7
Accumulated other comprehensive income	115.5	75.6
Treasury stock	(565.4)	(490.6)

Total shareholders’ equity	2,389.5	2,351.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,378.4	$4,265.3

See accompanying notes to consolidated condensed financial statements.

The December 31, 2006 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts in millions, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net sales	$2,610.4	$2,679.4	$1,316.1	$1,355.6
Cost of goods sold	2,146.3	2,201.1	1,081.0	1,106.7

Gross profit	464.1	478.3	235.1	248.9

Selling and administrative expenses	256.4	244.9	134.3	123.4
Other expense, net	13.9	19.7	8.2	7.1

Earnings from continuing operations before interest and income taxes	193.8	213.7	92.6	118.4

Interest expense	28.8	26.5	14.7	13.8
Interest income	3.6	3.6	1.7	2.1

Earnings from continuing operations before income taxes	168.6	190.8	79.6	106.7
Income taxes	46.0	53.0	19.6	25.7

Earnings from continuing operations	122.6	137.8	60.0	81.0
Earnings from discontinued operations, net of tax	13.1	8.5	—	3.2

NET EARNINGS	$135.7	$146.3	$60.0	$84.2

Earnings Per Share from continuing operations
Basic	$.67	$.73	$.33	$.43
Diluted	$.67	$.73	$.33	$.43
Earnings Per Share from discontinued operations
Basic	$.07	$.05	$—	$.02
Diluted	$.07	$.05	$—	$.02
Earnings Per Share - net
Basic	$.74	$.78	$.33	$.45
Diluted	$.74	$.78	$.33	$.45

Cash Dividends Declared Per Share	$.35	$.33	$.18	$.17

Average Shares Outstanding
Basic	182.5	187.3	181.9	186.9
Diluted	183.2	188.1	182.6	187.9

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2007	2006
OPERATING ACTIVITIES
Net Earnings	$135.7	$146.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	77.4	78.6
Amortization	12.8	9.4
Asset impairment	2.3	3.1
Gain from sales of assets	(30.8)	(4.1)
Deferred income tax expense (benefit)	(8.8)	.1
Stock-based compensation	25.1	25.1
Other	1.3	2.6
Other changes, excluding effects from purchase of companies
Increase in accounts receivable	(2.1)	(50.7)
Decrease (increase) in inventories	11.4	(31.0)
Increase in other current assets	(9.0)	(11.8)
Increase in accounts payable	16.5	32.9
Increase in accrued expenses and other current liabilities	9.5	15.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	241.3	215.5

INVESTING ACTIVITIES
Additions to property, plant and equipment	(71.1)	(79.8)
Purchases of companies, net of cash acquired	(83.7)	(64.7)
Proceeds from sales of assets	101.6	14.2
Other	(7.2)	(4.3)

NET CASH USED FOR INVESTING ACTIVITIES	(60.4)	(134.6)

FINANCING ACTIVITIES
Additions to debt	93.9	152.2
Payments on debt	(97.1)	(86.0)
Dividends paid	(61.5)	(59.0)
Issuances of common stock	6.2	5.1
Purchases of common stock	(90.7)	(66.9)
Other	1.2	1.0

NET CASH USED FOR FINANCING ACTIVITIES	(148.0)	(53.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.4	2.6

INCREASE IN CASH AND CASH EQUIVALENTS	36.3	29.9
CASH AND CASH EQUIVALENTS - January 1,	131.9	64.9

CASH AND CASH EQUIVALENTS - June 30,	$168.2	$94.8

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt SFAS 159 on January 1, 2008, and it is not expected to have a material impact on the Company’s financial statements.

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2. NEW ACCOUNTING STANDARDS (continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon implementation of this interpretation, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $13.4 and an increase to deferred tax assets of $13.2. The resulting impact of the adoption at January 1, 2007 was immaterial. The total amount of the Company’s unrecognized tax benefits at January 1, 2007 is $30.2, of which $17.0 would impact the Company’s effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Condensed Statements of Earnings, which is consistent with prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $3.8 and $0.9 for the payment of interest and penalties, respectively.

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

3. INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	June 30, 2007	December 31, 2006
At FIFO cost
Finished goods	$446.2	$428.6
Work in process	86.8	97.9
Raw materials and supplies	346.5	370.9

	879.5	897.4
LIFO reserve	(67.7)	(71.1)

	$811.8	$826.3

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	June 30, 2007	December 31, 2006
Property, plant and equipment, at cost	$2,343.8	$2,330.2
Less accumulated depreciation	(1,380.9)	(1,367.4)

	$962.9	$962.8

5. DISCONTINUED OPERATIONS

In March 2007, the Company sold its Prime Foam Products unit, resulting in a pre-tax gain of $23.7 ($12.1 net of tax) that was reported within earnings from discontinued operations in the Consolidated Condensed Statements of Earnings. This divestiture was previously part of the Residential Furnishings Segment and produced foam used for cushioning by upholstered furniture and bedding manufacturers.

As part of this divestiture, the Company entered into a seven-year supply agreement with the buyer for scrap foam. Although the amount is immaterial to the consolidated financial statements, this supply agreement provides a reliable source of scrap foam which is used in the Company’s carpet cushion products.

The following amounts related to the Prime Foam Products unit have been segregated from continuing operations and reported as discontinued operations through the date of disposition.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
External sales	$44.4	$100.9	$—	$47.0

Gain on sale, net of $11.6 tax	$12.1	$—	$—	$—
Earnings from operations before interest and income taxes	1.7	13.5	—	5.1
Interest allocated to discontinued operations	(.2)	(.4)	—	(.2)
Provision for income taxes related to operations	(.5)	(4.6)	—	(1.7)

Earnings from discontinued operations, net of tax	$13.1	$8.5	$—	$3.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists primarily of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Other	Defined Benefit Pension Plans (4)	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2007	$104.5	$(1.2)	$(1.3)	$(.2)	$(26.2)	$75.6
Period change	1.3	—	1.8	.2	(.3)	3.0

Balance March 31, 2007	$105.8	$(1.2)	$.5	$—	$(26.5)	$78.6
Period change	36.4	.3	.2	—	—	36.9

Balance June 30, 2007	$142.2	$(.9)	$.7	$—	$(26.5)	$115.5

(1)	Foreign currency translation adjustments activity is shown net of income tax benefit of $2.0 in the six months ended June 30, 2007.
(2)	Net investment hedge activity is shown net of income tax expense of $.1 in the six months ended June 30, 2007.
(3)	Cash flow hedge activity is shown net of income tax expense of $1.1 in the six months ended June 30, 2007.
(4)	Defined benefit pension plan activity affecting accumulated other comprehensive income is primarily the effect of foreign currency exchange rates.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Comprehensive Income (Loss):
Net Earnings	$135.7	$146.3	$60.0	$84.2
Foreign currency translation adjustments	37.7	28.3	36.4	24.9
Net investment hedges	.3	(1.4)	.3	(1.2)
Cash flow hedges	2.0	(4.0)	.2	(1.2)
Other adjustments to comprehensive income	.2	—	—	—
Defined benefit pension plans	(.3)	(.2)	—	(.2)

Total Comprehensive Income	$175.6	$169.0	$96.9	$106.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	182.5	187.3	181.9	186.9

Earnings from continuing operations	$122.6	$137.8	$60.0	$81.0
Earnings from discontinued operations, net of tax	13.1	8.5	—	3.2

Net earnings	$135.7	$146.3	$60.0	$84.2

Earnings per share - basic:
From continuing operations	$.67	$.73	$.33	$.43

From discontinued operations	$.07	$.05	$—	$.02

Earnings per share - net	$.74	$.78	$.33	$.45

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	182.5	187.3	181.9	186.9

Additional dilutive shares principally from the assumed exercise of outstanding stock options	.7	.8	.7	1.0

	183.2	188.1	182.6	187.9

Earnings from continuing operations	$122.6	$137.8	$60.0	$81.0
Earnings from discontinued operations, net of tax	13.1	8.5	—	3.2

Net earnings	$135.7	$146.3	$60.0	$84.2

Earnings per share - diluted:
From continuing operations	$.67	$.73	$.33	$.43

From discontinued operations	$.07	$.05	$—	$.02

Earnings per share - net	$.74	$.78	$.33	$.45

Anti-dilutive shares excluded from diluted EPS computation	4.2	3.2	4.2	3.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8. CONTINGENCIES

The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company’s financial position for any of the periods presented. While the results of any ultimate resolution cannot be predicted with certainty, management believes the probability of a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

9. SEGMENT INFORMATION

Reportable segments are based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays, storage and material handling systems, components for office and institutional furnishings, and plastic components. The Aluminum Products revenues are derived from die castings, custom tooling and secondary machining and coating. Industrial Materials derives its revenues from drawn steel wire, steel rod, specialty wire products and welded steel tubing sold to trade customers as well as other Company segments. Specialized Products derives its revenues from the automotive components industry, specialized machinery and equipment, and van interiors and truck bodies.

As discussed in Note 5, the Company sold its Prime Foam Products unit in March 2007. The divested unit primarily produced foam used for cushioning by upholstered furniture and bedding manufacturers in the Residential Furnishing Segment.

A summary of segment results from continuing operations for the three and six months periods ended June 30, 2007 and 2006 are shown in the following tables. Prior year results have been retrospectively adjusted for (i) the reclassification of the Prime Foam Products unit in Residential Furnishings as discontinued operations (as discussed in Footnote 5), and (ii) an organizational change, effective June 1, 2007, that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. SEGMENT INFORMATION (continued)

The impact of the organizational change on reported results for the six months and quarter ended June 30, 2006 is presented in the following table:

	Six Months Ended June 30, 2006	Quarter Ended June 30, 2006
Commercial Fixturing & Components:
External Sales as previously reported	$507.5	$260.9
Adjustment amount	(8.7)	(3.6)

External Sales as adjusted	$498.8	$257.3

Intersegment Sales as previously reported	$7.1	$3.5
Adjustment amount	2.5	.8

Intersegment Sales as adjusted	$9.6	$4.3

Total Sales as previously reported	$514.6	$264.4
Adjustment amount	(6.2)	(2.8)

Total Sales as adjusted	$508.4	$261.6

EBIT as previously reported	$32.0	$21.3
Adjustment amount	2.4	.7

EBIT as adjusted	$34.4	$22.0

Industrial Materials:
External Sales as previously reported	$241.7	$117.4
Adjustment amount	8.7	3.6

External Sales as adjusted	$250.4	$121.0

Intersegment Sales as previously reported	$138.1	$65.8
Adjustment amount	9.4	5.4

Intersegment Sales as adjusted	$147.5	$71.2

Total Sales as previously reported	$379.8	$183.2
Adjustment amount	18.1	9.0

Total Sales as adjusted	$397.9	$192.2

EBIT as previously reported	$30.8	$13.6
Adjustment amount	(2.4)	(.7)

EBIT as adjusted	$28.4	$12.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2007

Residential Furnishings	$1,239.9	$7.8	$1,247.7	$103.1
Commercial Fixturing & Components	472.3	13.7	486.0	28.6
Aluminum Products	259.6	6.9	266.5	8.5
Industrial Materials	252.4	134.8	387.2	27.0
Specialized Products	386.2	22.7	408.9	27.5
Intersegment eliminations	—	—	—	(2.5)
Change in LIFO reserve	—	—	—	1.6

	$2,610.4	$185.9	$2,796.3	$193.8

Six Months ended June 30, 2006

Residential Furnishings	$1,279.4	$13.0	$1,292.4	$106.0
Commercial Fixturing & Components	498.8	9.6	508.4	34.4
Aluminum Products	297.7	7.0	304.7	31.1
Industrial Materials	250.4	147.5	397.9	28.4
Specialized Products	353.1	23.4	376.5	16.1
Intersegment eliminations	—	—	—	(.3)
Change in LIFO reserve	—	—	—	(2.0)

	$2,679.4	$200.5	$2,879.9	$213.7

Quarter ended June 30, 2007

Residential Furnishings	$606.9	$3.9	$610.8	$43.3
Commercial Fixturing & Components	246.5	7.9	254.4	17.9
Aluminum Products	131.1	3.4	134.5	3.2
Industrial Materials	131.4	64.7	196.1	13.6
Specialized Products	200.2	11.9	212.1	15.6
Intersegment eliminations	—		—	(1.8)
Change in LIFO reserve	—		—	.8

	$1,316.1	$91.8	$1,407.9	$92.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended June 30, 2006

Residential Furnishings	$640.0	$6.8	$646.8	$56.9
Commercial Fixturing & Components	257.3	4.3	261.6	22.0
Aluminum Products	153.4	3.6	157.0	17.5
Industrial Materials	121.0	71.2	192.2	12.9
Specialized Products	183.9	11.0	194.9	10.3
Intersegment eliminations	—	—	—	.8
Change in LIFO reserve	—	—	—	(2.0)

	$1,355.6	$96.9	$1,452.5	$118.4

Average asset information for the Company’s segments at June 30, 2007 and December 31, 2006 is shown in the following table. As a result of the organizational change discussed above, $35.4 of the December 31, 2006 average asset balance was moved from the Commercial Fixturing & Component segment to the Industrial Materials segment.

	June 30, 2007	December 31, 2006
Assets
Residential Furnishings	$1,613.3	$1,605.9
Commercial Fixturing & Components	835.1	834.9
Aluminum Products	444.0	426.2
Industrial Materials	363.6	343.7
Specialized Products	762.3	721.8
Unallocated assets	313.5	275.4
Adjustment to period-end vs. average assets	46.6	57.4

	$4,378.4	$4,265.3

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

For the six months ended June 30, 2007, 1.5 million shares were granted, and during the second quarter and six months ended June 30, 2007, the Company recorded stock compensation expense of $1.7 and $5.1, respectively, related to current year grants and vesting of shares previously granted to employees.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11. EMPLOYEE BENEFIT PLANS

The following table provides information as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2007 employer contributions are not significantly different than the $2.1 previously reported at year-end 2006.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Components of net pension expense
Service cost	$2.2	$3.6	$1.1	$1.8
Interest cost	6.6	6.0	3.4	3.0
Expected return on plan assets	(8.7)	(8.0)	(4.5)	(4.0)
Recognized net actuarial loss	.8	1.4	.4	.7

Net pension expense	$.9	$3.0	$.4	$1.5

12. RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the “2005 Closure and Consolidation Initiative” described below, none of these initiatives has individually resulted in a material charge to earnings for any of the periods presented.

The details regarding all of the Company’s net restructuring-related costs for the periods presented are provided below.

Restructuring and other special charges for the three and six months ended June 30, 2007 and June 30, 2006 were comprised of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Severance and other restructuring costs	$5.4	$12.3	$4.6	$3.6
Asset impairment charges	2.3	3.1	2.2	1.1
Inventory obsolescence and other	1.4	3.0	1.4	2.4
Gain from sales of assets	(7.8)	(1.9)	(7.6)	(1.0)

Total restructuring & other special charges	$1.3	$16.5	$.6	$6.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12. RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

2005 Closure and Consolidation Initiative

In September 2005, the Company launched a significant broad-based restructuring initiative to reduce excess capacity and improve performance in a number of its businesses. At December 31, 2006, these activities were essentially completed, except for some isolated asset sales. The following table contains the total amount incurred to date by each major type of cost associated with the 2005 Closure and Consolidation Initiative. Amounts incurred in 2007 on this initiative were immaterial. The Company originally expected to incur approximately $58 (excluding gains from sales of assets) in connection with the 2005 Closure and Consolidation Initiative.

Total Amount Incurred to Date
Type of charge:
Employee termination costs	$12.4
Contract termination costs	2.4
Other exit costs, primarily plant closure and asset relocation	7.3

Total restructuring costs (1)	22.1
Asset impairment charges (2)	20.1
Inventory obsolescence and other (3)	12.0
Gain from sale of assets (4)	(9.7)

Total costs	$44.5

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Consolidated Condensed Statements of Earnings in “Other expense, net.”
(2)	Of the 36 facilities management identified to be closed, consolidated or sold, 26 had asset impairment charges relating primarily to the write down of property, plant and equipment at the impacted facilities. These facilities by group include 7 in Fixture & Display; 5 in Bedding; 4 in Fabric, Foam & Fiber; 4 in Wire; 3 in Home Furniture & Consumer Products; 2 in Automotive and 1 in Machinery. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”
(3)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold.”
(4)	Gain from sale of assets for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”

Of the total costs of $44.5 associated with the 2005 Closure and Consolidation Initiative, $12.4 represent cash charges.

The total amounts of costs incurred to date in connection with the 2005 Closure and Consolidation Initiative by segment are: Residential Furnishings, $18.3; Commercial Fixturing & Components, $14.4; Industrial Materials, $4.0; and Specialized Products, $7.8.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12. RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

At June 30, 2007, the accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2006	Additional Charges	Payments	Adjustments	Balance at June 30, 2007
Termination benefits	$1.1	$—	$(.8)	$—	$.3
Contract termination costs	.1	1.3	(1.4)	—	—
Other restructuring costs	.5	.4	—	.2	1.1

	$1.7	$1.7	$(2.2)	$.2	$1.4

All remaining payments relating to the 2005 Closure and Consolidation Initiative are expected to be made in 2007.

Other Initiatives

Apart from the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives during the periods presented to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. In the first six months of 2007, the Company incurred an additional $6.9 for these initiatives. These costs were partially offset by gains from sale of assets of $5.5. For the full year of 2006, the Company incurred $7.7, primarily composed of employee termination costs for these initiatives. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

	Six months ended June 30, 2007	Six months ended June 30, 2006	Quarter ended June 30, 2007	Quarter ended June 30, 2006
Charged to other expense, net:
Severance and other restructuring costs	$3.8	$5.2	$3.4	$.4
Write-downs of property, plant & equipment	1.9	.2	1.9	—
Gain from sale of assets	(5.5)	—	(5.5)	—

	$.2	$5.4	$(.2)	$.4

Charged to cost of goods sold:
Inventory obsolescence and other	$1.2	$.4	$1.2	$—

	$1.2	$.4	$1.2	$—

Total of Other Initiatives	$1.4	$5.8	$1.0	$.4

Restructuring liabilities at June 30	$3.4	$1.7	$3.4	$1.7

Adjustments of previously established liabilities relating to these activities have been negligible.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

What We Do

Leggett & Platt is a FORTUNE 500 diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in most homes, retail stores, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.

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

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components (includes synthetic fabrics and various other products used in ground stabilization, drainage protection, and erosion and weed control, as well as silt fencing, chemicals, seed, and fertilizer), and other finished products. This segment has generated between 45% to 47% of the Company’s total sales during the past two years.

Commercial Fixturing & Components: Operations in this segment, which have contributed approximately 17% to 20% of total sales in the past two years, produce: a) store fixtures, point-of-purchase displays, and storage products used by retailers; b) chair controls, bases, and other components for office furniture manufacturers; and c) injection molded plastic components used in a variety of end products.

Aluminum Products: This segment has represented about 9% to 10% of total sales in the past two years, and provides die cast aluminum components for customers that manufacture many products including motorcycles, diesel and small engines, outdoor lighting fixtures, appliances, power tools, and consumer electronics.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products. This segment has generated approximately 14% to 15% of our total sales in the last two years.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We design, produce, and sell van interiors (the racks, shelving and cabinets installed in service vans) and truck bodies (for cargo vans, flatbed trucks, service trucks, and dump trucks) used in light-to-medium duty commercial trucks. We also design and produce machinery, both for our own use and for others, including bedding manufacturers. This segment has contributed about 10% to 15% of total sales during the past two years.

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

Despite generally favorable economic conditions in recent years, demand in some of our markets has been weak. In the second quarter of 2007, continued soft demand in the U.S. home-related, retail, office seating and aluminum markets that we serve led to lower volume in certain of our businesses. However, we saw strength in certain international markets (bedding, furniture and automotive), as well as machinery.

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

Steel is our most significant raw material. In 2007, the cost of steel scrap increased, leading to higher rod costs. We have recently implemented price increases to pass through some of these costs.

In 2005, we experienced significant inflation in chemicals, fibers, and resins (generally driven by changes in oil prices). These costs remained relatively stable (at high levels) in 2006 and early 2007, and the majority of the cost increases are reflected in our selling prices.

In addition to steel and oil-based materials, we also use significant amounts of aluminum, but we are generally less exposed to cost changes in this commodity because of the pricing arrangements we have with our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments during 2006 and into the second quarter of 2007, as our customers changed the quantity and mix of components in their finished goods to address significant steel and chemical inflation from recent years. Our profit margins were negatively impacted as a result of this de-contenting.

Energy Costs

Higher prices for natural gas, electricity, and fuel increase our production and delivery costs. Many of our large manufacturing operations are heavy users of natural gas and electricity. Our ability to respond to these cost increases by raising selling prices affects our operating results.

We continuously monitor natural gas price trends and have locked in prices on a portion of our natural gas requirements for the next two years. The details of those arrangements are discussed under ‘Derivative Financial Instruments’ (on page 29).

Higher energy prices can also impact consumer demand in certain markets. As consumers pay more for fuel and utilities, they have less disposable income available to purchase products that contain our components. We believe consumers purchased fewer mattresses during 2006 and 2007 in part due to the impact higher energy prices had on disposable income.

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

We continue to face increased pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. When prices for key materials (such as steel, aluminum, and chemicals) are comparable throughout the world, it is generally cheaper to produce our components in the U.S. Our products generally have low labor content, so potential cost savings from overseas sourcing are offset by higher transportation costs. However, in instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At June 30, 2007, Leggett operated 11 facilities in China.

In recent years, we experienced increased price competition in the U.S. from Chinese bedding component manufacturers. This primarily occurred with lower-end commodity products in geographic markets easily served by major ocean ports. We reacted to this competition in 2006 by selectively adjusting prices, and also by developing new proprietary products that help reduce our customers’ total costs.

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

Fixture & Display Performance

Sales in our Fixture & Display business was roughly flat with 2nd quarter 2006. Margin improvement remains our top focus in this business, and we expect progress in 2007. Although incremental volume is needed in order to reach the segment’s margin target, several other factors should also contribute and are within the Company’s control. We should continue to benefit from past restructuring activity. The equipment and technology upgrade at one of the wood facilities in the Fixture & Display group is now complete and should contribute through labor savings and efficiency improvements. Purchasing, pricing and continuous improvement initiatives should also enhance margins. In addition, we are addressing a few remaining performance issues.

Divestiture

During the first quarter of 2007 the Company divested its Prime Foam Products unit, which primarily produced commodity foam used for cushioning by upholstered furniture and bedding manufacturers. We retained our foam operations that manufacture carpet underlay. This sale marks the largest divestiture in our history, generating a pre-tax gain of approximately $24 million. For the full years 2005 and 2006, the Prime Foam operations contributed, respectively, $143 million and $192 million of revenue and $.03 and $.07 of per share earnings.

Strategic Review

The Company is in the midst of a strategic review of its 28 business units. This current analytical effort grew from a series of internal strategy discussions that commenced in mid-2006. In the second quarter of this year the Company engaged a strategy consulting firm to provide an independent, thorough assessment of the Company’s business units. This review is broader in scope, more strategic in nature and more long-term oriented than any of our previous activities. While there can be no assurances of success, we believe that we will implement fundamental changes in our business during 2008 as a result of this strategic review.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second quarter 2007 sales of $1.32 billion (from continuing operations) were 2.9% lower than in the second quarter of 2006. Same location sales (sales for locations owned and operated in both the current and prior year periods) decreased about 5% primarily reflecting lower unit volume, but were partially offset by a 2% increase in revenue from acquisitions (net of dispositions). Continued soft demand in the U.S. home-related, retail, office seating and aluminum markets that we serve led to lower volume in certain of our businesses.

Earnings for the quarter were $0.33 per diluted share, which was $0.12 lower than the previous year primarily due to lower volume. Current year’s results include a net $.02 per share benefit ($.05 per share gain on building sale and a tax benefit, partially offset by $.03 per share of restructuring-related costs). Per share earnings for the second quarter of 2006 were $.45, including a net $.05 per share benefit (a tax benefit associated with the write-off of the tax basis of subsidiary stock and income from the discontinued Prime Foam operations, partially offset by restructuring-related expenses).

LIFO/FIFO and the effect of Changing Prices

At the segment reporting level, all of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about half of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO inventory method. As of June 30, 2007, the Company is projecting LIFO income of $3.0 million for the full year of 2007. Therefore, there was a $.8 million LIFO income adjustment made in the second quarter of 2007.

See Note 3 of the Company’s Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Other Income and Expense

In the quarter and six months ended June 30, 2007 restructuring-related and other special charges decreased significantly compared to last year, due to the completion in 2006 of the Company’s 2005 Closure and Consolidation Initiative, See Note 12 of Notes to Consolidated Condensed Financial Statements.

Income Taxes

The reported second quarter 2007 consolidated worldwide effective tax rate on continuing operations was 24.6%, compared to 24.1% for the same quarter last year. Excluding the impact of one time events, including a benefit related to the realization of foreign tax credits in 2007, and a tax write-off of subsidiary stock recorded in 2006, the normalized tax rate for the second quarter 2007 was 30.5%, compared to 33.1% for second quarter 2006. The reduction in the normalized tax rate of 2.6% was largely the result of a more favorable mix of earnings among domestic and foreign tax jurisdictions in the second quarter 2007 versus 2006.

Discussion of Segment Results

Second Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the quarters ended June 30, 2007 and June 30, 2006 are shown in the following tables. Reported amounts for the second quarter 2006 in the Commercial Fixturing & Components segment and the Industrial Materials segment have been retrospectively adjusted for an organizational change effective June 1, 2007. This change moved a few small formed wire operations from the Commercial Fixturing & Components segment to the Industrial Materials segment. We provide additional detail on our segment results in Note 9 to the financial statements on page 10.

	2nd Qtr. 2007 Sales	2nd Qtr. 2006 Sales	Change in Sales		% Change in Same Location Sales
			$	%
Residential Furnishings	$610.8	$646.8	$(36.0)	(5.6)	(7.1)
Commercial Fixturing & Components	254.4	261.6	(7.2)	(2.8)	(2.7)
Aluminum Products	134.5	157.0	(22.5)	(14.3)	(14.3)
Industrial Materials	196.1	192.2	3.9	2.0	(2.4)
Specialized Products	212.1	194.9	17.2	8.8	5.4

Total	$1,407.9	$1,452.5	$(44.6)	(3.1)	(4.8)

			Change in EBIT		EBIT Margins
	2nd Qtr. 2007 EBIT	2nd Qtr. 2006 EBIT	$	%	2nd Qtr. 2007	2nd Qtr. 2006
Residential Furnishings	$43.3	$56.9	$(13.6)	(23.9)	7.1%	8.8%
Commercial Fixturing & Components	17.9	22.0	(4.1)	(18.6)	7.0%	8.4%
Aluminum Products	3.2	17.5	(14.3)	(81.7)	2.4%	11.1%
Industrial Materials	13.6	12.9	.7	5.4	6.9%	6.7%
Specialized Products	15.6	10.3	5.3	51.5	7.4%	5.3%
Intersegment eliminations	(1.8)	.8	(2.6)
LIFO	.8	(2.0)	2.8

Total	$92.6	$118.4	$(25.8)	(21.8)	7.0%	8.7%

Residential Furnishings

Total sales from continuing operations for the quarter decreased $36.0 million. Acquisitions (net of divestitures) added $10 million to sales, but were more than offset by a 7% decline in same location sales. This decline is primarily due to soft demand in U.S. residential markets and very strong prior year sales in our carpet underlay business. International demand for both bedding and upholstered furniture components remained strong.

EBIT (earnings before interest and income taxes) from continuing operations decreased $13.6 million. The decrease reflects the soft volume in our U.S. residential markets, as well as operating inefficiencies within our geo components business. Demand in the geo components business is ramping up, but has been hindered in part by declines in residential housing development and weather-related factors. As a result, current volume is not yet at anticipated levels and therefore is not yet supporting the overhead we put in place.

Commercial Fixturing & Components

Total sales decreased $7.2 million, or 2.8%. There have been no acquisitions within the last 12 months. Sales declined primarily due to lower demand in office furniture components. Fixture & Display volume was roughly flat with the 2nd quarter of 2006. The volume decrease in office furniture components reflects broad softness across our customer base during the quarter, and generally across all office seating price points.

EBIT decreased $4.1 million, primarily reflecting lower volume.

Aluminum Products

Total sales for the second quarter declined $22.5 million due to the movement of a customer’s barbecue grill manufacturing offshore, and lower demand in several markets including small engines, electric motors and appliances. These declines were partially offset by inflation in commodity prices.

Significant declines in EBIT and EBIT margins primarily reflect lower volume and plant utilization. Our Auburn, Alabama facility as well as a few other locations are under-performing our expectations, in part due to lower market demand.

Industrial Materials

Total sales increased $3.9 million during the quarter. Same location sales declined 2.4%, primarily from continued softness in the U.S. residential markets. These declines were partially offset by inflation in steel prices. In early March, the cost of steel scrap increased significantly, leading to higher rod costs. We implemented price increases to pass through some of these higher costs.

EBIT and EBIT margins improved versus second quarter 2006 in part due to a gain from a small divestiture and earnings from acquired companies.

Specialized Products

Total sales for the quarter increased $17.2 million. Same location sales grew 5.4% in the second quarter, reflecting growth in our Asian and European automotive businesses, and continued solid performance of our international machinery operations and a portion of our Commercial Vehicle Products business.

EBIT and EBIT margins improved versus second quarter 2006 reflecting higher sales, earnings from acquired companies, and the absence of last year’s restructuring-related costs. These gains were partially offset by currency factors and unacceptable performance by certain operations.

Six-Month Discussion

A summary of the segment results from continuing operations for the six months ended June 30, 2007 and June 30, 2006 are shown in the following tables. Reported amounts for the six month period ending June 30, 2006 in the Commercial Fixturing & Components segment and the Industrial Materials segment have been retrospectively adjusted for an organizational change effective June 1, 2007. This change moved a few small formed wire operations from the Commercial Fixturing & Components segment to the Industrial Materials segment. We provide additional detail on our segment results in Note 9 to the financial statements on page 10.

	Six Months ended June 30, 2007 Sales	Six Months ended June 30, 2006 Sales	Change in Sales		% Change in Same Location Sales
			$	%
Residential Furnishings	$1,247.7	$1,292.4	$(44.7)	(3.5)	(5.9)
Commercial Fixturing & Components	486.0	508.4	(22.4)	(4.4)	(4.4)
Aluminum Products	266.5	304.7	(38.2)	(12.5)	(12.5)
Industrial Materials	387.2	397.9	(10.7)	(2.7)	(3.7)
Specialized Products	408.9	376.5	32.4	8.6	6.5

Total	$2,796.3	$2,879.9	$(83.6)	(2.9)	(4.2)

	Six Months ended June 30, 2007 EBIT	Six Months ended June 30, 2006 EBIT	Change in EBIT		EBIT Margins
			$	%	Six Months ended June 30, 2007 EBIT	Six Months ended June 30, 2006 EBIT
Residential Furnishings	$103.1	$106.0	$(2.9)	(2.7)	8.3%	8.2%
Commercial Fixturing & Components	28.6	34.4	(5.8)	(16.9)	5.9%	6.8%
Aluminum Products	8.5	31.1	(22.6)	(72.7)	3.2%	10.2%
Industrial Materials	27.0	28.4	(1.4)	(4.9)	7.0%	7.1%
Specialized Products	27.5	16.1	11.4	70.8	6.7%	4.3%
Intersegment eliminations	(2.5)	(.3)	(2.2)
LIFO	1.6	(2.0)	3.6

Total	$193.8	$213.7	$(19.9)	(9.3)	7.4%	8.0%

Residential Furnishings

Total sales from continuing operations decreased $44.7 million. Acquisitions (net of divestitures) added $31.0 million to sales, but were more than offset by a 5.9% decline in same location sales, which were down primarily due to soft demand in U.S. residential markets. International demand for both bedding and upholstered furniture components was generally stronger.

EBIT (earnings before interest and income taxes) from continuing operations decreased $2.9 million. The decrease reflects soft volume in our U.S. residential markets and operating inefficiencies within our geo components business; partially offset by the absence of last year’s restructuring-related costs of $11.3 million, benefits from past restructuring activities, and earnings from acquired companies.

Commercial Fixturing & Components

Total sales decreased $22.4 million, or 4.4%. There have been no acquisitions within the last 12 months. Sales declined on lower unit volumes in both the Fixture & Display business and office furniture components.

EBIT decreased $5.8 million, primarily due to lower sales, but operational benefits from past restructuring and absence of last year’s restructuring-related expenses offset some of the sales impact.

Aluminum Products

Total sales declined $38.2 million due to the movement of a customer’s barbecue grill manufacturing offshore, and lower demand in several markets, including small engines, electric motors and appliances. In addition, a major customer experienced a work stoppage during the first quarter of 2007, and this impacted three of our large operations. These declines were partially offset by inflation in commodity prices. There have been no acquisitions within the last 12 months.

EBIT decreased $22.6 million, primarily from lower volume, underutilized capacity and production inefficiencies at certain facilities. Margins were also negatively impacted by the pass-through of higher raw material costs with no incremental profit.

Industrial Materials

Total sales decreased $10.7 million, primarily from continued weakness in the U.S. residential markets. Same location sales declined 3.7%; sales from acquired companies of $14 million were partially offset by divestitures, which removed approximately $10 million of sales.

EBIT declined $1.4 million largely as a result of reduced sales.

Specialized Products

Total sales increased $32.4 million, or 8.6%. Same location sales grew 6.5%, reflecting growth in our Asian and European automotive businesses, continued solid performance of our international machinery operations and strong demand in a portion of our Commercial Vehicle Products business.

EBIT improved $11.4 million due primarily to increased sales, income from acquired companies and the absence of last year’s restructuring-related costs.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

Our priorities for use of cash, in order of importance, are:

•	Finance internal growth and acquisitions

•	Pay dividends and extend our record of annual increases

•	Repurchase our stock

Our operations provide much of the cash required to fund these priorities. Over the past two years, we also increased net debt and used excess cash to fund a portion of these items, including acquisitions and share repurchases. Net debt to net capital decreased slightly from 28.0% at year-end 2006 to 27.4% as of June 30, 2007. Our long-term goal is to have net debt as a percent of net capital in the 30%-40% range while maintaining our longstanding “single A” debt rating.

During the first quarter of 2007, we divested our Prime Foam Products unit resulting in cash proceeds of $88.0 million and a net after-tax gain of $12.1 million. The divestiture of these operations should not result in a significant change in cash from operations, working capital requirements, capital expenditures or liquidity demands.

Uses of Cash

Finance Growth

We use cash to fund growth, both internally through capital expenditures and externally through acquisitions.

Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. We expect 2007 capital spending to approximate $160 million.

Acquisitions add to our business by expanding our markets, product lines, or manufacturing capabilities. See the section entitled “Acquisitions and Divestiture” above for additional details.

Pay Dividends

Our second quarter 2007 dividend was 5.9% higher than in 2006 and, annualized, extends Leggett’s string of consecutive annual dividend increases to 36 years, at an average compound growth rate of approximately 14%. Over the last three years, dividends have grown at a 7% compound annual rate. Our long-term target for dividend payout is approximately one-third of the prior three years’ average earnings. Our actual dividend payout has been above those levels in recent years, but as profitability returns to expected levels, we expect the dividend payout to move back toward that target.

Repurchase Stock

In 2006 we purchased 6.2 million shares of our stock at an average cost of about $24 per share. Shares outstanding declined in 2006 by 4.6 million shares, or 2.5%, to 178.0 million shares at year end 2006. During the second quarter of 2007, the Company purchased over 3 million shares of its stock, achieving its second-highest quarterly repurchase on record; most of those shares were obtained near the end of June at a price of about $22 per share. As of July 31, 2007, the Company had purchased 7.1 million shares of its stock, and issued 1.5 million shares through benefit plans. As a result, shares outstanding have declined by 5.6 million, or 3.1%, to 172.4 million.

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

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the first half of 2007 was $241.3 million, a 12.0% improvement over last year primarily due to our ongoing working capital initiatives.

We ended the second quarter of 2007 with working capital at 20.5% of annualized sales. Our target for working capital is approximately 19% of annualized sales, but this amount will vary from quarter to quarter with the seasonality of our business. Working capital management remains a priority, and we expect to improve on current levels (as a percent of sales) over the remainder of 2007.

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

Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at June 30, 2007 and December 31, 2006.

(Dollar amounts in millions)	June 30, 2007	December 31, 2006
Long-term debt outstanding:
Scheduled maturities	$838.2	$905.6
Average interest rates*	4.9%	5.0%
Average maturities in years*	7.2	7.4
Revolving credit/commercial paper	216.6	154.4

Total long-term debt	1,054.8	1,060.0
Deferred income taxes and other Liabilities	174.4	163.0
Shareholders’ equity	2,389.5	2,351.1

Total capitalization	$3,618.7	$3,574.1

Unused committed credit:
Long-term	$383.4	$245.6
Short-term	—	—

Total unused committed credit**	$383.4	$245.6

Current maturities of long-term debt	$82.8	$52.0

Cash and cash equivalents	$168.2	$131.9

Ratio of earnings to fixed charges***	4.8x	6.2x

*	These calculations include current maturities but exclude commercial paper.
**	Effective May 1, 2007 the Company increased its revolving credit and commercial paper programs to $600 million from $400 million.
***	Earnings consist principally of income from continuing operations before income taxes, plus fixed charges. Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at June 30, 2007 and December 31, 2006. We show this calculation in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by cash and cash equivalents and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and cash equivalents and current maturities allows more meaningful comparison to recent periods, during which cash fluctuated significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	June 30, 2007	December 31, 2006
Debt to total capitalization:
Long-term debt	$1,054.8	$1,060.0
Current debt maturities	82.8	52.0
Cash and cash equivalents	(168.2)	(131.9)

Net debt	$969.4	$980.1

Total capitalization	$3,618.7	$3,574.1
Current debt maturities	82.8	52.0
Cash and cash equivalents	(168.2)	(131.9)

Net capitalization	$3,533.3	$3,494.2

Long-term debt to total capitalization	29.1%	29.7%
Net debt to net capitalization	27.4%	28.0%

Total debt (which includes long-term debt and current debt maturities) increased $25.6 million from year-end 2006 levels. During the first six months of 2007, we added $62.2 million of commercial paper borrowings. During the same period of 2007, $25.0 million in term notes and $2.0 million in industrial revenue bonds matured and were paid. In addition, approximately $8.0 million in miscellaneous foreign debt was paid.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at June 30, 2007 of 8.0 years, and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million, five year revolving credit commitment which matures in May 2012. Commercial paper issued under this agreement is classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At June 30, 2007, $216.6 million of commercial paper was outstanding under this program.

With both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations and take advantage of growth opportunities.

Most of our debt has fixed repayment dates. At June 30, 2007, this debt consisted primarily of term notes. We have maintained a single A rating (from both Moody’s and Standard & Poor’s) on our term notes and public debt for over a decade. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt SFAS 159 on January 1, 2008, and it is not expected to have a material impact on the Company’s financial statements.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Condensed Statements of Earnings, which is consistent with prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $3.8 million and $0.9 million for the payment of interest and penalties, respectively.

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

DISCLOSURES ABOUT MARKET RISK

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

Cash Flow Hedges

At June 30, 2007 and 2006, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. Of the $10.8 million in outstanding commodity hedges at June 30, 2007, $9.9 million have maturities less than 1 year. None of these hedges had maturities beyond 20 months; however the Company routinely hedges commodity price risk up to 36 months. The Company recognized expense on these commodity hedges of $.2 million and $.5 million for the quarter and six months ended June 30, 2007, respectively; and expense of $1.3 million and $1.8 million for the quarter and six months ended June 30, 2006, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $47.0 million in foreign currency cash flow hedges at June 30, 2007, 50% hedged Canadian dollar exposures, 38% hedged Mexican peso exposures, and 12% hedged other currencies including the British pound, Euro, and Australian dollar. In general, foreign currency cash flow hedges have maturities within 2 years. The Company recognized income on these hedges of $.4 million and $.3 million for the quarters ended June 30, 2007 and 2006, respectively; and income of $.5 and $.7 for the six months ended June 30, 2007 and 2006, respectively.

Fair Value Hedges

The Company’s fair value hedges are not material and are outstanding to manage foreign currency risk associated with intercompany debt of a Brazilian subsidiary and trade receivables of a Canadian subsidiary. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

At June 30, 2007 and December 31, 2006, the Company had $30.0 million in derivatives on a notional basis designated as hedging the net investment in a foreign operation. This hedge manages risk associated with net investments in a Swiss subsidiary. Changes in the value of the hedge offset the changes in the value of $30.0 million of the foreign net investment on a consolidated basis. As of June 30, 2007, the net investment hedge had a maturity within 24 months.

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, we have not recorded any material amounts for ineffectiveness.

All derivative transactions are disclosed in the table below. These transactions qualified for hedge accounting treatment and were designated as hedging instruments in the quarter and six months ended June 30, 2007. The Company expanded its use of derivative instruments during 2006 and anticipates that the trend will continue. The table below details the derivative contracts outstanding at June 30, 2007 and December 31, 2006 respectively. The fair values of the derivatives reflect the change in market value of the derivative from the date of trade execution, and do not consider the offsetting underlying hedged item.

	June 30, 2007		December 31, 2006
	Total USD Equivalent Notional Amount	Fair Value at 6/30/07	Total USD Equivalent Notional Amount	Fair Value at 12/31/06
Commodity cash flow hedges	$10.8	$(.6)	$21.8	$(2.4)
Foreign currency cash flow hedges	47.0	1.7	53.8	.6

Total cash flow hedges	57.8	1.1	75.6	(1.8)
Fair value hedges	.9	—	3.0	(.4)
Net investment hedges	30.0	(1.5)	30.0	(1.9)

Total derivative instruments	$88.7	(.4)	$108.6	(4.1)

Deferred income taxes		.2		1.4

Total, net of tax		$(.2)		$(2.7)

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $821.7 million carrying value by $55.0 million at June 30, 2007, and less than its $846.7 million carrying value by $43.5 million at December 31, 2006. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2007 and December 31, 2006 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed above. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $937.1 million at June 30, 2007, compared to $877.8 million at December 31, 2006. The increase in net investment was due primarily to a general strengthening of Canadian and European currencies against the U.S. dollar.

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

This MD&A contains a disclosure on page 28 of the security ratings of the Company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending June 30, 2007 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2007, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The only changes in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting are as follows:

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

Our operations can also be impacted by the cost of other raw materials. Throughout 2005, but particularly in the last half of the year, we experienced higher costs associated with the oil based raw materials, such as chemicals, fibers and resins. In 2006, the cost of these materials remained relatively flat (at high levels). In 2006, the cost of foam scrap increased steadily with the overall cost doubling from the prices at the end of 2005. So far in 2007, the cost of scrap foam has decreased approximately 50%.

In 2005, higher raw material costs led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. This trend continued in 2006 and into the second quarter of 2007. In some cases, higher priced components were replaced with lower cost components. This has primarily impacted our Residential Furnishings and Industrial Materials product mix and decreased profit margins. This trend could further negatively impact our results of operations.

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

Demand was soft in the U.S. home-related, retail, office seating and aluminum markets in the second quarter. If demand in these markets does not improve, our ability to achieve our long-term targets for sales, margins and earnings for the Company as a whole and in each of our segments may be negatively impacted.

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

If our customers move production of their finished products overseas, we believe that our operations must be located nearby to supply them efficiently. At June 30, 2007, we operated 11 facilities in China. If demand in China (and other foreign countries) increases at a more rapid rate than we are able to establish operations, our market share and results of operations could be negatively impacted.

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

Our Fixture & Display group continues to operate at levels below our long term expectations. Sales volume in our Fixture & Display business was roughly flat in the second quarter of 2007 with the second quarter of 2006. Margin improvement remains our top focus in this group, and we expect progress in 2007. Although incremental volume is needed in order to reach the group’s margin target, we expect several other factors to contribute and are within the Company’s control. These factors include, but are not limited to, (i) continued benefit from past restructuring activity; (ii) reduced labor costs and efficiency savings due to an equipment and technology upgrade at one of our wood facilities; (iii) purchasing, pricing and continuous improvement initiatives; and (iv) addressing a few remaining performance issues. If these and other factors do not contribute, we may not be able to achieve margin and earnings improvements. Earnings must improve in our Fixture & Display group from current levels or further restructuring may be initiated.

Our assets are subject to potential goodwill impairment.

A significant portion of our assets consists of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of June 30, 2007, goodwill and other intangible assets represented approximately $1.4 billion, or 32% of our total assets. We test goodwill and other assets for impairment annually and whenever events or circumstances indicate an impairment may exist. We could be required to recognize non-cash reductions in our net income caused by the impairment of goodwill and other intangibles, which could be material.

As disclosed above, our Fixture & Display group has not returned to historical profitability levels. About $275 million of goodwill is associated with the Fixture & Display group. If earnings in this group fail to more consistently meet forecasted levels a goodwill impairment charge may be necessary.

We may fail to meet our acquisition growth goals.

One of our growth strategies is to increase our sales and earnings and expand our markets through acquisitions. We expect to make acquisitions when appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable acquisitions that are sufficient to meet our goals. Further, our acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations. Our long term targets for sales and earnings may not be reached if we fail to achieve our acquisition growth goals.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
April 2007	343,686	$23.60	343,492	8,047,589
May 2007	930,028	$23.74	930,028	7,117,561
June 2007	1,736,578	$22.05	1,736,482	5,381,079

Total	3,010,292	$22.75	3,010,002

(1)	The shares purchased include 290 shares surrendered in transactions permitted under the Company’s benefit plans. These shares were not repurchased as part of a publicly announced plan or program.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 9, 2007. In connection with this meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of 12 directors, (2) the ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007, and (3) to vote on a shareholder proposal requesting the addition of sexual orientation to the Company’s written non-discrimination policy. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1.	All of the nominees for directors listed in the proxy statement were elected to hold office until the next annual meeting of shareholders or until their successors are elected and qualified with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Raymond F. Bentele	153,781,057	8,304,635
Ralph W. Clark	154,299,999	7,785,693
Harry M. Cornell, Jr.	153,427,698	8,657,994
Robert Ted Enloe, III	153,772,119	8,313,573
Richard T. Fisher	153,742,101	8,343,591
Karl G. Glassman	153,638,155	8,447,537
David S. Haffner	153,624,661	8,461,031
Joseph W. McClanathan	154,302,074	7,783,618
Judy C. Odom	154,239,853	7,845,839
Maurice E. Purnell, Jr.	153,746,562	8,339,130
Phoebe A. Wood	154,278,684	7,807,008
Felix E. Wright	153,464,038	8,621,654

2.	The ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
159,814,524	1,277,566	993,602

3.	A shareholder proposal requesting the addition of sexual orientation to the Company’s written non-discrimination policy was defeated with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER “NON-VOTES”
36,712,629	101,599,186	4,853,160	18,920,717

ITEM 6.	EXHIBITS

Exhibit 10.1 –	Summary Sheet for Executive Cash Compensation.

Exhibit 10.2 –	Leggett & Platt, Incorporated Retirement K Excess Program, amended and restated on May 24, 2007, effective as of January 1, 2007.

Exhibit 10.3 –	Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference.

Exhibit 12 –	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 –	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

Exhibit 31.2 –	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

Exhibit 32.1 –	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

Exhibit 32.2 –	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 9, 2007	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and
Chief Executive Officer

DATE: August 9, 2007	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Summary Sheet for Executive Cash Compensation

10.2	Leggett & Platt, Incorporated Retirement K Excess Program, amended and restated on May 24, 2007, effective as of January 1, 2007.

10.3	Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.