Form 10-Q
period 2007-09-30
LEGGETT & PLATT INC
filed 2007-11-08
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock outstanding as of October 26, 2007: 170,109,608

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$188.3	$131.9
Accounts and other receivables	877.1	871.9
Allowance for doubtful accounts	(19.5)	(18.1)
Inventories, net	754.1	826.3
Other current assets	85.0	82.1

Total current assets	1,885.0	1,894.1

NET PROPERTY, PLANT & EQUIPMENT	964.7	962.8

OTHER ASSETS
Goodwill	1,193.1	1,149.3
Other intangibles, less accumulated amortization of $67.8 at September 30, 2007 and $49.0 at December 31, 2006	223.4	182.9
Sundry	76.0	76.2

Total other assets	1,492.5	1,408.4

TOTAL ASSETS	$4,342.2	$4,265.3

CURRENT LIABILITIES
Current maturities of long-term debt	$92.3	$52.0
Accounts payable	269.8	259.0
Accrued expenses	285.6	268.0
Other current liabilities	107.8	112.2

Total current liabilities	755.5	691.2
LONG-TERM DEBT	1,067.5	1,060.0
OTHER LIABILITIES	116.0	95.9
DEFERRED INCOME TAXES	56.1	67.1

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	494.0	493.4
Retained earnings	2,377.9	2,270.7
Accumulated other comprehensive income	133.9	75.6
Treasury stock	(660.7)	(490.6)

Total shareholders’ equity	2,347.1	2,351.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,342.2	$4,265.3

See accompanying notes to consolidated condensed financial statements.

The December 31, 2006 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(Amounts in millions, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net sales	$3,936.5	$4,047.3	$1,326.1	$1,367.9
Cost of goods sold	3,231.6	3,317.4	1,085.3	1,116.3

Gross profit	704.9	729.9	240.8	251.6

Selling and administrative expenses	383.4	363.2	127.0	118.3
Other expense, net	19.8	19.9	5.9	.2

Earnings from continuing operations before interest and income taxes	301.7	346.8	107.9	133.1

Interest expense	44.6	40.3	15.8	13.8
Interest income	6.3	4.9	2.7	1.3

Earnings from continuing operations before income taxes	263.4	311.4	94.8	120.6
Income taxes	75.1	92.5	29.1	39.5

Earnings from continuing operations	188.3	218.9	65.7	81.1
Earnings from discontinued operations, net of tax	13.1	11.4	—	2.9

NET EARNINGS	$201.4	$230.3	$65.7	$84.0

Earnings per share from continuing operations
Basic	$1.04	$1.17	$.37	$.44
Diluted	$1.04	$1.17	$.37	$.44
Earnings per share from discontinued operations
Basic	$.07	$.06	$—	$.01
Diluted	$.07	$.06	$—	$.01
Earnings per share - net
Basic	$1.11	$1.23	$.37	$.45
Diluted	$1.11	$1.23	$.37	$.45

Cash dividends declared per share	$.53	$.50	$.18	$.17

Average shares outstanding
Basic	180.7	186.7	177.1	185.6
Diluted	181.2	187.4	177.4	186.3

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net earnings	$201.4	$230.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	116.3	118.3
Amortization	18.8	13.6
Asset impairment	2.7	3.7
Gain from sales of assets	(31.5)	(8.9)
Deferred income tax benefit	(6.0)	(1.2)
Stock-based compensation	36.9	36.5
Other	10.1	11.4
Other changes, excluding effects from purchase of companies
Increase in accounts and other receivables	(8.6)	(86.5)
Decrease (increase) in inventories	63.6	(42.8)
Decrease (increase) in other current assets	1.7	(15.7)
Increase in accounts payable	11.5	25.5
Increase in accrued expenses and other current liabilities	18.6	24.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	435.5	309.0

INVESTING ACTIVITIES
Additions to property, plant and equipment	(108.5)	(125.8)
Purchases of companies, net of cash acquired	(85.7)	(68.4)
Proceeds from sales of assets	105.8	27.0
Other	(10.2)	(3.7)

NET CASH USED FOR INVESTING ACTIVITIES	(98.6)	(170.9)

FINANCING ACTIVITIES
Additions to debt	123.7	172.0
Payments on debt	(109.1)	(88.5)
Dividends paid	(93.7)	(90.1)
Issuances of common stock	6.7	7.2
Purchases of common stock	(214.6)	(112.8)
Other	2.0	.3

NET CASH USED FOR FINANCING ACTIVITIES	(285.0)	(111.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.5	3.0

INCREASE IN CASH AND CASH EQUIVALENTS	56.4	29.2
CASH AND CASH EQUIVALENTS - January 1,	131.9	64.9

CASH AND CASH EQUIVALENTS - September 30,	$188.3	$94.1

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

2. NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt SFAS 159 on January 1, 2008, and it is not expected to have a material impact on the Company’s financial statements.

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2. NEW ACCOUNTING STANDARDS (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon implementation of this interpretation, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $13.4 and an increase to deferred tax assets of $13.2. The resulting impact of the adoption at January 1, 2007 was immaterial. The total amount of the Company’s unrecognized tax benefits at January 1, 2007 was $30.2, of which $17.0 would impact the Company’s effective tax rate, if recognized.

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

3. INVENTORIES

Inventories, about 50% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	September 30, 2007	December 31, 2006
At FIFO cost
Finished goods	$413.3	$428.6
Work in process	82.5	97.9
Raw materials and supplies	323.7	370.9

	819.5	897.4
LIFO reserve	(65.4)	(71.1)

	$754.1	$826.3

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	September 30, 2007	December 31, 2006
Property, plant and equipment, at cost	$2,372.7	$2,330.2
Less accumulated depreciation	(1,408.0)	(1,367.4)

	$964.7	$962.8

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
External sales	$44.4	$147.6	$—	$46.7

Gain on sale, net of $11.6 tax	$12.1	$—	$—	$—
Earnings from operations before interest and income taxes	1.7	18.2	—	4.7
Interest allocated to discontinued operations	(.2)	(.6)	—	(.2)
Provision for income taxes related to operations	(.5)	(6.2)	—	(1.6)

Earnings from discontinued operations, net of tax	$13.1	$11.4	$—	$2.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists primarily of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Other	Defined Benefit Pension Plans (4)	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2007	$104.5	$(1.2)	$(1.3)	$(.2)	$(26.2)	$75.6
Period change	1.3	—	1.8	.2	(.3)	3.0

Balance March 31, 2007	$105.8	$(1.2)	$.5	$—	$(26.5)	$78.6
Period change	36.4	.3	.2	—	—	36.9

Balance June 30, 2007	$142.2	$(.9)	$.7	$—	$(26.5)	$115.5
Period change	19.3	(1.0)	—	—	.1	18.4

Balance Sept. 30, 2007	$161.5	$(1.9)	$.7	$—	$(26.4)	$133.9

(1)	Foreign currency translation adjustments activity is shown net of income tax benefit of $2.0 in the nine months ended September 30, 2007.
(2)	Net investment hedge activity is shown net of income tax benefit of $.4 in the nine months ended September 30, 2007.
(3)	Cash flow hedge activity is shown net of income tax expense of $1.0 in the nine months ended September 30, 2007.
(4)	Defined benefit pension plan activity affecting accumulated other comprehensive income (loss) is primarily offset by the effect of foreign currency exchange rates.

	Nine Months Ended September 30,		Three Months Ended September 30,
Comprehensive Income (Loss):	2007	2006	2007	2006
Net earnings	$201.4	$230.3	$65.7	$84.0
Foreign currency translation adjustments	57.0	30.8	19.3	2.5
Net investment hedges	(.7)	(.7)	(1.0)	.7
Cash flow hedges	2.0	(5.7)	—	(1.7)
Other adjustments to comprehensive income (loss)	.2	—	—	—
Defined benefit pension plans	(.2)	(.2)	.1	—

Total Comprehensive Income	$259.7	$254.5	$84.1	$85.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Basic
Weighted average shares outstanding, including shares issuable for little or no cash	180.7	186.7	177.1	185.6

Earnings from continuing operations	$188.3	$218.9	$65.7	$81.1
Earnings from discontinued operations, net of tax	13.1	11.4	—	2.9

Net earnings	$201.4	$230.3	$65.7	$84.0

Earnings per share – basic:
From continuing operations	$1.04	$1.17	$.37	$.44

From discontinued operations	$.07	$.06	$—	$.01

Earnings per share – net	$1.11	$1.23	$.37	$.45

Diluted
Weighted average shares outstanding, including shares issuable for little or no cash	180.7	186.7	177.1	185.6

Additional dilutive shares principally from the assumed exercise of outstanding stock options	.5	.7	.3	.7

	181.2	187.4	177.4	186.3

Earnings from continuing operations	$188.3	$218.9	$65.7	$81.1
Earnings from discontinued operations, net of tax	13.1	11.4	—	2.9

Net earnings	$201.4	$230.3	$65.7	$84.0

Earnings per share – diluted:
From continuing operations	$1.04	$1.17	$.37	$.44

From discontinued operations	$.07	$.06	$—	$.01

Earnings per share – net	$1.11	$1.23	$.37	$.45

Anti-dilutive shares excluded from diluted EPS computation	4.7	3.3	5.8	3.7

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

A summary of segment results from continuing operations for the nine and three month periods ended September 30, 2007 and 2006 are shown in the following tables. Prior year results have been retrospectively adjusted for (i) the reclassification of the Prime Foam Products unit in Residential Furnishings as discontinued operations (as discussed in Footnote 5), and (ii) an organizational change, effective June 1, 2007, that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. SEGMENT INFORMATION (continued)

The impact of the organizational change on reported results for the nine and three month periods ended September 30, 2006 is presented in the following table:

	Nine Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2006
Commercial Fixturing & Components:
External Sales as previously reported	$794.3	$286.8
Adjustment amount	(13.0)	(4.3)

External Sales as adjusted	$781.3	$282.5

Intersegment Sales as previously reported	$10.2	$3.1
Adjustment amount	3.9	1.4

Intersegment Sales as adjusted	$14.1	$4.5

Total Sales as previously reported	$804.5	$289.9
Adjustment amount	(9.1)	(2.9)

Total Sales as adjusted	$795.4	$287.0

EBIT as previously reported	$53.6	$21.6
Adjustment amount	4.4	2.0

EBIT as adjusted	$58.0	$23.6

Industrial Materials:
External Sales as previously reported	$366.2	$124.5
Adjustment amount	13.0	4.3

External Sales as adjusted	$379.2	$128.8

Intersegment Sales as previously reported	$204.4	$66.3
Adjustment amount	13.1	3.7

Intersegment Sales as adjusted	$217.5	$70.0

Total Sales as previously reported	$570.6	$190.8
Adjustment amount	26.1	8.0

Total Sales as adjusted	$596.7	$198.8

EBIT as previously reported	$47.0	$16.2
Adjustment amount	(4.4)	(2.0)

EBIT as adjusted	$42.6	$14.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended Sept. 30, 2007
Residential Furnishings	$1,857.6	$11.3	$1,868.9	$155.7
Commercial Fixturing & Components	743.5	18.6	762.1	51.6
Aluminum Products	375.6	10.9	386.5	7.7
Industrial Materials	386.6	199.9	586.5	43.6
Specialized Products	573.2	37.4	610.6	41.7
Intersegment eliminations	—	—	—	(2.4)
Change in LIFO reserve	—	—	—	3.8

	$3,936.5	$278.1	$4,214.6	$301.7

Nine Months ended Sept. 30, 2006
Residential Furnishings	$1,943.4	$17.5	$1,960.9	$186.9
Commercial Fixturing & Components	781.3	14.1	795.4	58.0
Aluminum Products	422.1	11.0	433.1	38.4
Industrial Materials	379.2	217.5	596.7	42.6
Specialized Products	521.3	34.4	555.7	24.3
Intersegment eliminations	—	—	—	.6
Change in LIFO reserve	—	—	—	(4.0)

	$4,047.3	$294.5	$4,341.8	$346.8

Three Months ended Sept. 30, 2007
Residential Furnishings	$617.7	$3.5	$621.2	$52.6
Commercial Fixturing & Components	271.2	4.9	276.1	23.0
Aluminum Products	116.0	4.0	120.0	(.8)
Industrial Materials	134.2	65.1	199.3	16.6
Specialized Products	187.0	14.7	201.7	14.2
Intersegment eliminations	—	—	—	.1
Change in LIFO reserve	—	—	—	2.2

	$1,326.1	$92.2	$1,418.3	$107.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

9. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended Sept. 30, 2006
Residential Furnishings	$664.0	$4.5	$668.5	$80.9
Commercial Fixturing & Components	282.5	4.5	287.0	23.6
Aluminum Products	124.4	4.0	128.4	7.3
Industrial Materials	128.8	70.0	198.8	14.2
Specialized Products	168.2	11.0	179.2	8.2
Intersegment eliminations	—	—	—	.9
Change in LIFO reserve	—	—	—	(2.0)

	$1,367.9	$94.0	$1,461.9	$133.1

Average asset information for the Company’s segments at September 30, 2007 and December 31, 2006 is shown in the following table. As a result of the organizational change discussed above, $35.4 of the December 31, 2006 average asset balance was moved from the Commercial Fixturing & Components segment to the Industrial Materials segment.

	September 30, 2007	December 31, 2006
Assets
Residential Furnishings	$1,603.7	$1,605.9
Commercial Fixturing & Components	835.9	834.9
Aluminum Products	440.7	426.2
Industrial Materials	371.6	343.7
Specialized Products	772.7	721.8
Unallocated assets	313.8	275.4
Adjustment to period-end vs. average assets	3.8	57.4

	$4,342.2	$4,265.3

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10. STOCK-BASED COMPENSATION (continued)

For the nine months ended September 30, 2007, 1.7 million shares were granted, and during the three and nine month periods ended September 30, 2007, the Company recorded stock compensation expense of $1.9 and $7.1, respectively, related to current year grants and vesting of shares previously granted to employees.

11. EMPLOYEE BENEFIT PLANS

The following table provides information as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2007 employer contributions are not significantly different than the $2.1 previously reported at year-end 2006.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Components of net pension expense
Service cost	$3.3	$5.4	$1.1	$1.8
Interest cost	9.9	9.0	3.3	3.0
Expected return on plan assets	(13.1)	(12.0)	(4.4)	(4.0)
Recognized net actuarial loss	1.2	2.0	.4	.6

Net pension expense	$1.3	$4.4	$.4	$1.4

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

The details regarding all of the Company’s net restructuring-related costs for the periods presented are provided below.

Restructuring and other special charges for the nine and three months ended September 30, 2007 and September 30, 2006 were comprised of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Severance and other restructuring costs	$6.2	$13.7	$.8	$1.4
Asset impairment charges	2.7	3.7	.4	.6
Inventory obsolescence and other	1.4	1.6	—	(1.4)
Gain from sales of assets	(8.0)	(7.1)	(.2)	(5.2)

Total restructuring & other special charges	$2.3	$11.9	$1.0	$(4.6)

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

Total Amount Incurred to Date
Type of charge:
Employee termination costs	$12.4
Contract termination costs	2.4
Other exit costs, primarily plant closure and asset relocation	7.3

Total restructuring costs(1)	22.1
Asset impairment charges (2)	20.1
Inventory obsolescence and other (3)	12.0
(Gain) from sales of assets	(9.9)

Total costs	$44.3

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Consolidated Condensed Statements of Earnings in “Other expense, net.”
(2)	Of the 36 facilities management identified to be closed, consolidated or sold, 26 had asset impairment charges relating primarily to the write down of property, plant and equipment at the impacted facilities. These facilities by group include 7 in Fixture & Display; 5 in Bedding; 4 in Fabric, Foam & Fiber; 4 in Wire; 3 in Home Furniture & Consumer Products; 2 in Automotive and 1 in Machinery. Current fair market values were estimated based primarily on prices for similar assets. Asset impairment charges for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”
(3)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold.”
(4)	(Gain) from sales of assets for the 2005 Closure and Consolidation Initiative are reported in “Other expense, net.”

Of the total costs of $44.3 associated with the 2005 Closure and Consolidation Initiative, $12.4 represent cash charges.

The total amounts of costs incurred to date in connection with the 2005 Closure and Consolidation Initiative by segment are: Residential Furnishings, $18.2; Commercial Fixturing & Components, $14.4; Industrial Materials, $3.9; and Specialized Products, $7.8.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

12. RESTRUCTURING AND OTHER SPECIAL CHARGES (continued)

At September 30, 2007, the accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2006	Additional Charges	Payments	Adjustments	Balance at September 30, 2007
Termination benefits	$1.1	$.1	$(1.0)	$—	$.2
Contract termination costs	.1	1.3	(.5)	—	.9
Other restructuring costs	.5	.3	(1.0)	.2	—

	$1.7	$1.7	$(2.5)	$.2	$1.1

All remaining payments relating to the 2005 Closure and Consolidation Initiative are expected to be made in 2007.

Other Initiatives

Apart from the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives during the periods presented to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. In the first nine months of 2007, the Company incurred an additional $8.1 for these initiatives. These costs were partially offset by gains from sales of assets of $5.5. For the full year of 2006, the Company incurred $7.7, primarily composed of employee termination costs for these initiatives. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

	Nine Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006
Charged to other expense, net:
Severance and other restructuring costs	$4.6	$5.2	$.8	$—
Write-downs of property, plant & equipment	2.3	.2	.4	—
Gain from sale of assets	(5.5)	—	—

	$1.4	$5.4	$1.2	$—

Charged to cost of goods sold:
Inventory obsolescence and other	$1.2	$.4	$—	$—

	$1.2	$.4	$—	$—

Total of other initiatives	$2.6	$5.8	$1.2	$—

Restructuring liabilities at September 30	$.8	$1.0	$.8	$1.0

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

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components (including synthetic fabrics and various other products used in ground stabilization, drainage protection, and erosion and weed control, as well as silt fencing, chemicals, seed, and fertilizer), and other finished products. This segment has generated from 44% to 47% of the Company’s total sales during the past two years.

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

In the third quarter of 2007, continued demand weakness in the U.S. home-related, retail and aluminum markets that we serve, led to lower volume in certain of our businesses. However, we continue to see strength in most international markets, including bedding, furniture and automotive, and portions of our domestic Commercial Vehicle Products business. Several factors are impacting our U.S. markets. Higher energy costs have lessened disposable income, leading to more conservative consumer spending. In addition, a slump in the U.S. housing market and increased competition from other types of consumer goods (such as electronics) have led to lower demand for our products.

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

Steel is our most significant raw material. Earlier this year, the cost of steel scrap increased, leading to higher rod costs. We have implemented price increases to pass through some of these costs.

In 2005, we experienced significant inflation in chemicals, fibers, and resins (generally driven by changes in oil prices). These costs remained relatively stable (at high levels) in 2006 and early 2007, and the majority of the cost increases are reflected in our selling prices. Foam scrap costs have declined significantly in recent quarters. These decreases have led to lower selling prices in carpet underlay, and a sales decline versus 2006.

In addition to steel and oil-based materials, we also use significant amounts of aluminum, but we are generally less exposed to cost changes in this commodity because of the pricing arrangements we have with our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments during 2006 and into the third quarter of 2007, as our customers changed the quantity and mix of components in their finished goods to address significant steel and chemical inflation from recent years. Our profit margins were negatively impacted as a result of this de-contenting.

Energy Costs

Higher prices for natural gas, electricity, and fuel increase our production and delivery costs. Many of our large manufacturing operations are heavy users of natural gas and electricity. Our ability to respond to these cost increases by raising selling prices affects our operating results.

We continuously monitor natural gas price trends and have locked in prices on a portion of our natural gas requirements through the end of 2008. The details of those arrangements are discussed under ‘Derivative Financial Instruments’ (on page 28).

Higher energy prices can also impact consumer demand in certain markets. As consumers pay more for fuel and utilities, they have less disposable income available to purchase products that contain our components. We believe this has impacted demand during recent years within several of our end markets.

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

We continue to face increased pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. When prices for key materials (such as steel, aluminum, and chemicals) are comparable throughout the world, it is generally cheaper to produce our components in the U.S. Our products generally have low labor content, so potential cost savings from overseas sourcing are offset by higher transportation costs. However, in instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At September 30, 2007, Leggett operated 11 facilities in China.

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

Strategic Review

The Company is finalizing an in-depth strategic review of its business portfolio. This review is broader in scope, more strategic in nature and more long-term oriented than any of our previous activities. This review will likely result in significant changes to the Company’s business portfolio and could result in material divestitures, restructurings, liquidations, plant closures and other actions. We expect to present our final recommendations to the Board of Directors for their approval later this month, and we will subsequently provide information regarding the strategic and potentially significant financial implications of this plan to investors and make appropriate filings. We could be required to recognize material reductions in our net income caused by the impairment of long-lived assets, and the recording of material provisions for costs and other financial adjustments associated with the foregoing possible strategic actions.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Third quarter 2007 sales of $1.33 billion (from continuing operations) were 3.1% lower than in the third quarter of 2006. Same location sales (sales for locations owned and operated in both the current and prior year periods) decreased about 5% primarily reflecting lower unit volume, but were partially offset by a 2% increase in revenue from acquisitions (net of dispositions). Continued soft demand in the U.S. home-related, retail and aluminum markets that we serve led to lower volume in certain of our businesses.

Earnings for the quarter were $0.37 per diluted share, which was $0.08 lower than the previous year primarily due to lower volume. There were no significant non-recurring items in these results. Per share earnings for the third quarter of 2006 were $0.45 per diluted share, including a net $0.02 per share benefit from non-recurring items (primarily a modest benefit from asset sales with a small offsetting restructuring-related expense) and income from the discontinued Prime Foam operations.

LIFO/FIFO and the effect of Changing Prices

At the segment reporting level, we use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about half of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO inventory method. As of September 30, 2007, the Company is projecting full year LIFO income of $5.0 million. The LIFO income adjustment for the nine months ended September 30, 2007 was $3.8 million, of which $2.2 million was recognized in the third quarter. See Note 3 to the financial statements for further discussion of inventories.

Other Income and Expense

In the quarter and nine months ended September 30, 2007 restructuring-related and other special charges decreased significantly compared to last year, due to the completion in 2006 of the Company’s 2005 Closure and Consolidation Initiative. See Note 12 to the financial statements for further discussion regarding the Company’s restructuring activities.

Income Taxes

The reported third quarter 2007 consolidated worldwide effective tax rate on continuing operations was 30.7%, compared to 32.8% for the same quarter last year. Excluding certain one time events, the normalized tax rate for the third quarter 2007 was 31.7%, compared to 32.2% for third quarter 2006. The reduction in the normalized tax rate of 0.5% was largely the result of a more favorable mix of earnings among domestic and foreign tax jurisdictions in the third quarter 2007 versus 2006.

Discussion of Segment Results

Third Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 to the financial statements.

A summary of our segment results for the quarters ended September 30, 2007 and September 30, 2006 are shown in the following tables. Segment results for the third quarter 2006 have been retrospectively adjusted for (i) the reclassification of the Prime Foam Products unit in Residential Furnishings as discontinued operations, and (ii) an organizational change effective June 1, 2007 that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials. We provide additional detail on the discontinued operations in Note 5 to the financial statements on page 7 and detail on the segment change in Note 9 to the financial statements beginning on page 10.

			Change in Sales		% Change in Same Location Sales
	3rd Qtr. 2007 Sales	3rd Qtr. 2006 Sales	$	%
Residential Furnishings	$621.2	$668.5	$(47.3)	(7.1)	(8.5)
Commercial Fixturing & Components	276.1	287.0	(10.9)	(3.8)	(3.8)
Aluminum Products	120.0	128.4	(8.4)	(6.5)	(6.5)
Industrial Materials	199.3	198.8	.5	.3	(3.5)
Specialized Products	201.7	179.2	22.5	12.6	7.5

Total	$1,418.3	$1,461.9	$(43.6)	(3.0)	(4.9)

			Change in EBIT		EBIT Margins
	3rd Qtr. 2007 EBIT	3rd Qtr. 2006 EBIT	$	%	3rd Qtr. 2007	3rd Qtr. 2006
Residential Furnishings	$52.6	$80.9	$(28.3)	(35.0)	8.5%	12.1%
Commercial Fixturing & Components	23.0	23.6	(.6)	(2.5)	8.3%	8.2%
Aluminum Products	(.8)	7.3	(8.1)	(111.0)	(.7)%	5.7%
Industrial Materials	16.6	14.2	2.4	16.9	8.3%	7.1%
Specialized Products	14.2	8.2	6.0	73.2	7.0%	4.6%
Intersegment eliminations	.1	.9	(.8)
LIFO	2.2	(2.0)	4.2

Total	$107.9	$133.1	$(25.2)	(18.9)	8.1%	9.7%

Residential Furnishings

Total sales from continuing operations for the third quarter decreased $47.3 million. Acquisitions (net of divestitures) added $9.1 million to sales, but were more than offset by an 8.5% decline in same location sales. This decline is primarily due to ongoing soft demand in U.S. residential markets and very strong prior year sales in our carpet underlay business. International demand for both bedding and upholstered furniture components remained strong during the quarter.

EBIT (earnings before interest and income taxes) from continuing operations decreased $28.3 million versus the third quarter of 2006, primarily due to lower same location sales within our U.S. residential markets, including carpet underlay, geo components and fibers.

Commercial Fixturing & Components

Total sales decreased $10.9 million, or 3.8%. There have been no acquisitions within the last 12 months. Sales declined primarily due to lower Fixture & Display demand, and our decision to walk away from sales with unacceptable margins.

EBIT and EBIT margins were essentially flat with the same period last year, as the impact from lower sales during the third quarter was offset by operational improvements. Margin improvement remains our top focus in this business. As a result, we have initiated further restructuring beginning in October 2007.

Aluminum Products

Total sales for the third quarter declined $8.4 million, or 6.5%, due to lower demand in several markets including small engines, telecom and appliances.

Significant declines in EBIT and EBIT margins primarily reflect lower volume, plant utilization and operating inefficiencies. Our Auburn, Alabama facility as well as a few other locations are under-performing our expectations, in part due to lower market demand and operating inefficiencies. Margin improvement also remains a top focus in this business. As a result, we have initiated additional restructuring activities beginning in October 2007.

Industrial Materials

Total sales increased slightly, with acquisitions contributing $12.1 million to sales. This was partially offset by $4.8 million of divestitures and a 3.5% decline in same location sales. Continued softness in the U.S. residential and other markets led to lower unit volume, but this decline was partially offset by inflation in steel prices.

EBIT and EBIT margins improved versus third quarter 2006 primarily from operational improvements and earnings of an acquired business, partially offset by lower same location sales.

Specialized Products

Total sales for the quarter increased $22.5 million, or 12.6%. Same location sales grew 7.5% in the third quarter, reflecting world-wide growth in our automotive businesses, and continued solid performance of a portion of our Commercial Vehicle Products business.

EBIT and EBIT margins improved significantly versus third quarter 2006, reflecting higher same location sales and earnings from an acquired company. These gains were partially offset by poor performance at a couple of operations.

Nine-Month Discussion

A summary of the segment results for the nine months ended September 30, 2007 and September 30, 2006 are shown in the following tables. Segment results for the nine months ended September 2006 have been retrospectively adjusted for (i) the reclassification of the Prime Foam Products unit in Residential Furnishings as discontinued operations, and (ii) an organizational change effective June 1, 2007 that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials. We provide additional detail on the discontinued operations in Note 5 to the financial statements on page 7 and detail on the segment change in Note 9 to the financial statements on page 10.

			Change in Sales		% Change in Same Location Sales
	Nine Months ended Sept. 30, 2007 Sales	Nine Months ended Sept. 30, 2006 Sales	$	%
Residential Furnishings	$1,868.9	$1,960.9	$(92.0)	(4.7)	(6.8)
Commercial Fixturing & Components	762.1	795.4	(33.3)	(4.2)	(4.2)
Aluminum Products	386.5	433.1	(46.6)	(10.8)	(10.7)
Industrial Materials	586.5	596.7	(10.2)	(1.7)	(3.6)
Specialized Products	610.6	555.7	54.9	9.9	6.8

Total	$4,214.6	$4,341.8	$(127.2)	(2.9)	(4.5)

			Change in EBIT		EBIT Margins
	Nine Months ended Sept. 30, 2007 EBIT	Nine Months ended Sept. 30, 2006 EBIT	$	%	Nine Months ended Sept. 30, 2007 EBIT	Nine Months ended Sept. 30, 2006 EBIT
Residential Furnishings	$155.7	$186.9	$(31.2)	(16.7)	8.3%	9.5%
Commercial Fixturing & Components	51.6	58.0	(6.4)	(11.0)	6.8%	7.3%
Aluminum Products	7.7	38.4	(30.7)	(79.9)	2.0%	8.9%
Industrial Materials	43.6	42.6	1.0	2.3	7.4%	7.1%
Specialized Products	41.7	24.3	17.4	71.6	6.8%	4.4%
Intersegment eliminations	(2.4)	.6	(3.0)
LIFO	3.8	(4.0)	7.8

Total	$301.7	$346.8	$(45.1)	(13.0)	7.7%	8.6%

Residential Furnishings

Total sales from continuing operations decreased $92.0 million. Acquisitions (net of divestitures) added $40.1 million to sales, but were more than offset by a 6.8% decline in same location sales, which were down primarily due to ongoing soft demand in U.S. residential markets. International demand for both bedding and upholstered furniture components has remained strong.

EBIT from continuing operations decreased $31.2 million. The decrease primarily reflects soft volume in our U.S. residential markets, including carpet underlay, geo components and fibers; this was partially offset by the absence of last year’s restructuring-related costs of $12.0 million (excluding gains), benefits from past restructuring activities, and earnings from acquired companies.

Commercial Fixturing & Components

Total sales decreased $33.3 million, or 4.2%. There have been no acquisitions within the last 12 months. Sales declined on lower unit volumes in both the Fixture & Display and Office Furniture Components businesses.

EBIT decreased $6.4 million, primarily due to lower sales, but operational benefits from past restructuring and absence of last year’s restructuring-related expenses offset some of the negative sales impact.

Aluminum Products

Total sales declined $46.6 million due to the movement of a customer’s barbecue grill manufacturing offshore, and lower demand in several markets, including small engines, electric motors, telecom and appliances. These declines were partially offset by inflation in commodity prices. There have been no acquisitions within the last 12 months.

EBIT decreased $30.7 million, primarily from lower volume, underutilized capacity and production inefficiencies at certain facilities. Margins were also negatively impacted by the pass-through of higher raw material costs with no incremental profit.

Industrial Materials

Total sales decreased $10.2 million, primarily from continued weakness in the U.S. residential and other markets. Acquisitions (net of divestitures) added $11.0 to sales, but were more than offset by a 3.6% decline in same location sales.

EBIT was essentially flat, as lower same location sales were offset by operational improvements and earnings of an acquired business.

Specialized Products

Total sales increased $54.9 million, or 9.9%. Same location sales grew 6.8%, reflecting growth in our world-wide automotive businesses, solid performance of our international machinery operations and strong demand in a portion of our Commercial Vehicle Products business.

EBIT improved $17.4 million due primarily to increased same location sales, earnings from an acquired company and the absence of last year’s restructuring-related costs of $3.3 million.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance growth

•	Pay dividends and extend our record of annual increases

•	Repurchase our stock

Our operations provide much of the cash we require. Over the past two years, we also modestly increased net debt and used excess cash to fund a portion of these items, including acquisitions and share repurchases. Net debt to net capital decreased slightly from 28.0% at year-end 2006 to 27.8% as of September 30, 2007. Our long-term goal is to have net debt as a percent of net capital in the 30%-40% range while maintaining our longstanding “single A” debt rating.

During the first quarter of 2007, we divested our Prime Foam Products unit resulting in cash proceeds of $88.0 million and a net after-tax gain of $12.1 million. The divestiture of these operations has not resulted in a significant change in cash from operations, working capital requirements, capital expenditures or liquidity demands.

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

Pay Dividends

Our third quarter 2007 dividend was 5.9% higher than it was in the third quarter of 2006. Annualized, the 2007 dividend extends Leggett’s string of consecutive annual increases to 36 years, at an average compound growth rate of approximately 14%.

Repurchase Stock

In 2006 we purchased 6.2 million shares of our stock at an average cost of about $24 per share. Shares outstanding declined in 2006 by 4.6 million shares, or 2.5%, to 178.0 million shares at year end 2006. During the third quarter of 2007, the Company purchased 5.0 million shares of its stock at an average price slightly below $21 per share, bringing the 2007 total purchases to 9.6 million shares. In addition, the Company issued 1.7 million shares through its benefit plans through the end of the third quarter of 2007. Since the end of 2006, shares outstanding have declined over 4%, to 170.1 million shares.

The cash available to repurchase shares will fluctuate each year with earnings, capital spending, and the pace of acquisitions. Although no specific repurchase schedule has been established, we have been authorized by the Board of Directors to repurchase up to 10 million shares per year. This authorization automatically renews at the start of each year and will remain in force until repealed by the Board.

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the first nine months of 2007 was $435.5 million. This is a 40.9% improvement over last year, primarily due to our ongoing working capital initiatives with the most notable improvements resulting from inventory reductions.

Working capital levels vary by segment, with the requirements of Aluminum Products and Commercial Fixturing & Components generally higher than overall company averages. Accounts receivable balances in these segments are typically higher due to the longer credit terms required to service certain customers of the Fixture & Display and Aluminum Die Casting businesses. These same businesses also require higher inventory investments due to the custom nature of their products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at September 30, 2007 and December 31, 2006.

(Dollar amounts in millions)	September 30, 2007		December 31, 2006
Long-term debt outstanding:
Scheduled maturities	$821.0		$905.6
Average interest rates*	5.0%		5.0%
Average maturities in years*	6.9		7.4
Revolving credit/commercial paper	246.5		154.4

Total long-term debt	1,067.5		1,060.0
Deferred income taxes and other liabilities	172.1		163.0
Shareholders’ equity	2,347.1		2,351.1

Total capitalization	$3,586.7		$3,574.1

Unused committed credit:
Long-term	$353.5		$245.6
Short-term	—		—

Total unused committed credit**	$353.5		$245.6

Current maturities of long-term debt	$92.3		$52.0

Cash and cash equivalents	$188.3		$131.9

Ratio of earnings to fixed charges***	4.9	x	6.2	x

*	These calculations include current maturities but exclude commercial paper.
**	Effective May 1, 2007 the Company increased its revolving credit and commercial paper programs to $600 million from $400 million.
***	Earnings consist principally of income from continuing operations before income taxes, plus fixed charges. Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at September 30, 2007 and December 31, 2006. We show this calculation in two ways:

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

(Amounts in millions)	September 30, 2007	December 31, 2006
Debt to total capitalization:
Long-term debt	$1,067.5	$1,060.0
Current debt maturities	92.3	52.0
Cash and cash equivalents	(188.3)	(131.9)

Net debt	$971.5	$980.1

Total Capitalization	$3,586.7	$3,574.1
Current debt maturities	92.3	52.0
Cash and cash equivalents	(188.3)	(131.9)

Net capitalization	$3,490.7	$3,494.2

Long-term debt to total capitalization	29.8%	29.7%
Net debt to net capitalization	27.8%	28.0%

Total debt (which includes long-term debt and current debt maturities) increased $47.8 million from year-end 2006 levels. During the first nine months of 2007, we added $92.1 million of commercial paper borrowings. During the same period of 2007, $25.0 million in term notes and $7.2 million in industrial revenue bonds matured and were paid. In addition, approximately $8.8 million in miscellaneous foreign debt was paid.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at September 30, 2007 of 7.7 years, and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million, five year revolving credit commitment which matures in May 2012. Commercial paper issued under this agreement is classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At September 30, 2007, $246.5 million of commercial paper was outstanding under this program.

With both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations and take advantage of growth opportunities.

Most of our debt has fixed repayment dates. At September 30, 2007, this debt consisted primarily of term notes. We have maintained a single A rating (from both Moody’s and Standard & Poor’s) on our term notes and public debt for over a decade. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt SFAS 159 on January 1, 2008, and it is not expected to have a material impact on the Company’s financial statements.

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

Cash Flow Hedges

At September 30, 2007 and 2006, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. Of the $7.1 million in outstanding commodity hedges at September 30, 2007, $6.6 million have maturities less than 1 year. None of these hedges had maturities beyond 15 months; however the Company routinely hedges commodity price risk up to 36 months. The Company recognized expense on these commodity cash flow hedges of $.8 million and $1.7 million for the quarter and nine months ended September 30, 2007, respectively; and expense of $1.1 million and $2.9 million for the quarter and nine months ended September 30, 2006, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $37.1 million in foreign currency cash flow hedges at September 30, 2007, 30% hedged Canadian dollar exposures, 54% hedged Mexican peso exposures, and 16% hedged other currencies including the British pound, Euro, and Australian dollar. In general, foreign currency cash flow hedges have maturities within 2 years. The Company recognized income on these foreign currency cash flow hedges of $.9 million and $1.4 million for the quarter and nine months ended September 30, 2007, respectively; and income of $.2 million and $.9 million for the quarter and nine months ended September 30, 2006, respectively.

Fair Value Hedges

The Company’s fair value hedges are not material and are outstanding to manage foreign currency risk associated with intercompany debt of Brazilian and Canadian subsidiaries and trade receivables of a Canadian subsidiary. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

At September 30, 2007 and December 31, 2006, the Company had $30.0 million in derivatives on a notional basis designated as hedging the net investment in a foreign operation. This hedge manages risk associated with net investments in a Swiss subsidiary. Changes in the value of the hedge offset the changes in the value of $30.0 million of the foreign net investment on a consolidated basis. As of September 30, 2007, the net investment hedge had a maturity within 15 months.

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, we have not recorded any material amounts for ineffectiveness.

The amount of the Company’s derivative transactions that did not qualify for hedge accounting treatment was not material. The transactions disclosed below qualified for hedge accounting treatment and were designated as hedging instruments in the quarter and nine months ended September 30, 2007. The derivative contracts outstanding at September 30, 2007 and December 31, 2006, respectively are presented in the following table. The fair values of the derivatives reflect the change in market value of the derivative from the date of trade execution, and do not consider the offsetting underlying hedged item.

	September 30, 2007		December 31, 2006
	Total USD Equivalent Notional Amount	Fair Value at 9/30/07	Total USD Equivalent Notional Amount	Fair Value at 12/31/06
Commodity cash flow hedges	$7.1	$(.7)	$21.8	$(2.4)
Foreign currency cash flow hedges	37.1	1.7	53.8	.6

Total cash flow hedges	44.2	1.0	75.6	(1.8)
Fair value hedges	11.7	(.3)	3.0	(.4)
Net investment hedges	30.0	(3.0)	30.0	(1.9)

Total derivative instruments	$85.9	(2.3)	$108.6	(4.1)

Deferred income taxes		.8		1.4

Total, net of tax		$(1.5)		$(2.7)

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $816.5 million carrying value by $36.9 million at September 30, 2007, and less than its $846.7 million carrying value by $43.5 million at December 31, 2006. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2007 and December 31, 2006 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed above. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $934.7 million at September 30, 2007, compared to $877.8 million at December 31, 2006. The increase in net investment was due primarily to a general strengthening of Canadian and European currencies against the U.S. dollar.

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

•	our ability to pass along raw material cost increases to our customers through increased selling prices

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods because of increased raw materials costs

•	our ability to improve operations and realize cost savings (including our ability to improve the profitability of underperforming business units)

•	a significant decline in the long-term outlook for any given reporting unit that could result in goodwill impairment

•	our ability to achieve long-term targets for sales, earnings and margins for the Company as a whole and for each segment

•	litigation risks, including litigation regarding product liability and warranty, intellectual property and workers’ compensation expense

•	our ability to adopt and implement a strategic plan that will positively impact our long-term financial condition and results of operations

Furthermore, we have made and expect to continue to make acquisitions. Acquisitions present significant challenges and risks, and depending upon market conditions, pricing and other factors, there can be no assurance that we can successfully negotiate and consummate acquisitions or successfully integrate acquired businesses into the Company.

This MD&A contains a disclosure on page 26 of the security ratings of the Company’s public debt. This discussion is not a recommendation to buy, sell or hold securities. Also, the security ratings are subject to revisions and withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending September 30, 2007 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2007, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The only changes in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting are as follows:

The Company began the rollout of a redesigned procurement process incorporating PeopleSoft/Oracle purchasing and payables software and trade import facilitation software from NextLinx in the second quarter of 2005. Spanning the purchasing, receiving and accounts payable processes, this initiative centralized purchasing information for selected significant operations in the United States and Canada. The primary objectives of this initiative were to enable strategic sourcing with our suppliers and reduce total procurement costs. We believe that the effectiveness of the Company’s internal control over financial reporting has been, and will be, maintained or enhanced by the redesigned system. We believe that the implementation risk has been, and will be, controlled through a staged rollout and an on-going process of monitoring and evaluation. This project is substantially complete, with 90% of expected purchases being processed by this system.

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

Steel is our most significant raw material. Earlier this year, the cost of steel scrap increased significantly, leading to higher rod costs. The global steel and scrap markets are very cyclical in nature, and can result in large swings in margins from year-to-year.

Our operations can also be impacted by the cost of other raw materials. In 2005 we experienced higher costs associated with oil based raw materials, such as chemicals, fibers and resins. In 2006 and early 2007, the cost of these materials remained relatively flat (at high levels). In 2006, the cost of foam scrap increased steadily with the overall cost doubling from the prices at the end of 2005. So far in 2007, the cost of foam scrap has decreased approximately 50% from its highpoint. Since our carpet underlay selling prices are tied to the cost of foam scrap this cost decrease has and may continue to negatively impact our reported amount of carpet underlay sales.

In 2005, higher raw material costs led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. This trend continued in 2006 and into the third quarter of 2007. In some cases, higher cost components were replaced with lower cost components. This has primarily impacted our Residential Furnishings and Industrial Materials product mix and decreased profit margins. This trend could further negatively impact our results of operations.

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

Demand was soft in the U.S. home-related, retail, and aluminum markets in the third quarter. If demand in these markets does not improve, our ability to achieve our long-term targets for sales, margins and earnings for the Company as a whole and in each of our segments may be negatively impacted.

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

If our customers move production of their finished products overseas, we believe that our operations must be located nearby to supply them efficiently. At September 30, 2007, we operated 11 facilities in China. If demand in China (and other foreign countries) increases at a more rapid rate than we are able to establish operations, our market share and results of operations could be negatively impacted.

Also, we have experienced increased price competition in the U.S. from Chinese bedding component manufacturers. This has primarily occurred with low-end commodity products in markets easily served by major ocean ports. We believe this has occurred, in part, due to lower wire costs in China. If this price competition intensifies we could lose market share and our earnings could be negatively impacted.

We may not be able to improve operating results in underperforming business units.

While the Fixture & Display group continues to operate at levels below our long term expectations, our Aluminum segment is also performing at disappointing levels. Sales volumes in both business units were down for the nine and three months ended September 30, 2007 compared to the same time periods in 2006. Incremental volume is needed in order to reach each business’ margin targets in the future. Other factors within the Company’s control could also contribute to increased margins and earnings improvements. These factors include, but are not limited to, (i) benefit from past and future restructuring activity; (ii) purchasing, pricing and continuous improvement initiatives; and (iii) addressing performance issues at underperforming facilities. While some of these factors have historically contributed to earnings improvements in these businesses, others have not contributed to the extent anticipated. As a result we have initiated further restructuring beginning in October 2007 of a few selected facilities. However, this restructuring activity may not achieve the margin and earnings improvements that we anticipate in either business.

Our long-lived assets are subject to potential impairment.

A significant portion of our assets consist of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. As of September 30, 2007, goodwill and other intangible assets represented approximately $1.4 billion, or 33% of our total assets. In addition, net property, plant and equipment and sundry assets totaled approximately $ 1.0 billion, or 24% of total assets.

We test goodwill and other assets for impairment annually and whenever events or circumstances indicate an impairment could exist. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In the second quarter 2007, we completed our annual impairment testing of goodwill and determined there was no impairment. Decisions associated with our strategic review may result in a change in business strategy which will require a new impairment analysis. Such analysis may require us to recognize material reductions in our net income caused by the impairment of long-lived assets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
July 2007	2,553,516	$21.49	2,513,017	2,868,062
August 2007	2,009,253	$20.42	2,009,253	858,809
September 2007	457,979	$19.35	457,979	400,830

Total	5,020,748	$20.87	4,980,249

(1)	The shares purchased include 40,499 shares surrendered in transactions permitted under the Company’s benefit plans. These shares were not repurchased as part of a publicly announced plan or program.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6. EXHIBITS

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.

Exhibit 32.1 – Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 8, 2007	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: November 8, 2007	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer