Form 10-K
period 2007-12-31
LEGGETT & PLATT INC
filed 2008-02-26
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the New York Stock Exchange) on June 30, 2007 was approximately $3,612,000,000.

There were 167,604,020 shares of the Registrant’s common stock outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2008.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

Forward-Looking Statements

This Annual Report on Form 10-K and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to, the estimates of the amounts and timing of costs and charges resulting from the exit activities associated with the Company’s 2007 Strategic Plan; the number and nature of business units to be divested; the amount of revenue reduced as a result of the exit activities; the timing of and amount of proceeds anticipated to be generated from the divestitures; projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•

the preliminary nature of the estimates related to the exit activities, and the possibility they may change as the Company’s analysis develops, additional information is obtained, and the Company’s efforts to divest the businesses progress;

•	our ability to timely implement the 2007 Strategic Plan in a manner that will positively impact our financial condition, results of operations and cash flow from operations;

•	the impact of the 2007 Strategic Plan on the Company’s relationships with its employees, major customers and vendors;

•	our ability to dispose of assets pursuant to the 2007 Strategic Plan and obtain expected proceeds;

•

factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products or trends in capital spending;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations pursuant to the 2007 Strategic Plan);

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	a significant decline in the long-term outlook for any given reporting unit that could result in goodwill impairment;

•	future growth of acquired companies;

•	our ability to bring start up operations on line as budgeted in terms of expense and timing;

•	litigation risks, including litigation regarding product liability and warranty, intellectual property and workers’ compensation expense;

•	our ability to achieve long-term targets for sales, earnings and margins for the Company as a whole and for each segment;

•

changes in competitive, economic, legal and market conditions and related factors, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation and the like.

PART I

Item 1. Business.

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices, retail stores and automobiles. As discussed below, our continuing operations are organized into 22 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Fixturing & Components; Industrial Materials; and Specialized Products. As part of our 2007 Strategic Plan, we also have classified certain businesses as discontinued operations.

The 2007 Strategic Plan

In November 2007, the Company’s Board of Directors approved the 2007 Strategic Plan. As part of this plan, the Company adopted Total Shareholder Return (“TSR” defined as the change in stock price plus dividends received divided by beginning stock price) as its primary strategic objective. The Company also modified its compensation incentive plans for senior executives to emphasize the importance of, and to reward, TSR.

The Company anticipates generating more cash by improving returns, completing planned divestitures, reducing capital expenditures and making fewer acquisitions. The Company anticipates returning much of this cash to shareholders. In support of this objective, in November 2007 the Company increased its annual dividend to the current rate of $1.00 per share from the previous rate of 72 cents per share. The Company also expects to continue repurchasing its common stock. In addition to the standing 10 million share per year repurchase authorization, the Board authorized the repurchase of an additional 20 million shares in 2008 at management’s discretion, limited to the amount of divestiture proceeds.

As part of the 2007 Strategic Plan, the Company will manage its business units as a portfolio with different roles (Grow, Core, Fix or Divest) for each business unit based upon competitive advantages, strategic position and financial health. The Company is implementing a much more rigorous strategic planning process, in part to continually assess each business unit’s role in the portfolio. Those in the Grow category will provide avenues for profitable growth and investment in competitively advantaged positions. Those in the Core category are charged with enhancing productivity, maintaining or improving market share, and generating cash flow while using minimal amounts of capital. Business units in the Fix category will be given limited time in which to rapidly and significantly improve performance, while those in the Divest category will be actively marketed for sale or closed.

After significant study, the Company announced that it intends to eliminate approximately $1.2 billion of its revenue base. This includes the anticipated divestiture of some operations, the pruning of some business and the closure of certain underperforming plants. The largest portion (approximately $900 million in revenue) of the exit activities is the anticipated divestiture of the Company’s Aluminum Products segment and all or a portion of six additional business units. Of the six business units, three are in the Residential Furnishings segment (Fibers—$80 million revenue, Wood Products—$60 million revenue, and Coated Fabrics—$50 million revenue); two are in Commercial Fixturing & Components (Storage Products—$100 million revenue and Plastics—$50 million revenue); and one is in the Specialized Products segment (the dealer portion of Commercial Vehicle Products—$80 million revenue). In addition to these divestitures, the Company anticipates eliminating approximately $100 million (or approximately 20%) of the Store Fixture business unit’s least profitable revenue. This unit was placed in the Fix category and given a 12-month deadline by which to improve performance. Finally, several Grow and Core business units, though otherwise healthy, contain individual plants operating at unacceptable profit levels. The Company anticipates the closure or disposition of a number of these unprofitable facilities, and an ensuing reduction in revenue of approximately $200 million. The Company anticipates that the exit activities will be completed by the end of 2008.

The pre-tax proceeds generated from the divestitures are expected to recover the carrying value of the assets held for sale. At December 31, 2007, $481 million of net assets were classified as held for sale, of which $15 million represented assets not associated with the 2007 Strategic Plan. The net assets held for sale can fluctuate due to changes in working capital until these businesses are divested.

In conjunction with these activities, the Company has incurred costs and impairment charges associated with the exit activities, including employee termination costs, contract termination costs, asset impairment charges (including property, plant and equipment, goodwill and other intangibles), inventory obsolescence and other associated costs (primarily plant closure and asset relocation). The Company expects that the total costs and asset impairment charges associated with the exit activities will be between $302 million and $312 million, of which $287 million were incurred in the fourth quarter of 2007, and that virtually all of the charges will be non-cash. For more information on asset impairments and restructuring costs associated with the exit activities see the discussion of “Asset Impairment and Restructuring” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 28, and Note C on page 68 and Note D on page 69 in the Notes to Consolidated Financial Statements.

Overview of Our Four Segments in Continuing Operations

Residential Furnishings Segment

Our Residential Furnishings segment began with an 1885 patent of the steel coil bedspring. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. Our wide range of products offers our customers a single source for many of their component needs.

Long production runs, internal production of key raw materials, and numerous manufacturing and assembly locations allow us to supply many customers with components at a lower cost than our customers can produce the same parts for their own use. In addition to cost savings, sourcing components from Leggett allows our customers to focus on designing, merchandising and marketing their products.

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Wire forms for mattress foundations
•	Adjustable electric beds

Home Furniture & Consumer Products Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas
•	Springs and seat suspensions for chairs, sofas and loveseats
•	Steel tubular seat frames
•	Bed frames, ornamental beds, comforters, decorative pillows and other “top-of-bed” accessories

Fabric, Foam & Fiber Group

•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)
•	Coated fabrics (non-slip rug underlay and shelf liners)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing, chemicals, seed and fertilizer)

As part of our 2007 Strategic Plan, we expect to exit the Coated Fabrics business unit by the end of 2008. However, this business unit did not meet the criteria to be classified as held for sale or a discontinued operation, as of December 31, 2007.

Customers

Most of our Residential Furnishings customers are manufacturers of finished bedding products (mattresses and foundations) or upholstered furniture for residential use. We also sell many products, including ornamental beds, bed frames, adjustable beds, carpet underlay, and top-of-bed accessories, directly to retailers and distributors. We sell geo components products primarily to dealers, contractors, landscapers, road construction companies, golf courses and government agencies.

Commercial Fixturing & Components Segment

Our Fixture & Display group designs, produces, installs and manages our customers’ store fixtures and point-of-purchase projects. Our Office Furniture Components group designs, manufactures, and distributes a wide range of engineered components targeted for the office seating market.

Products

Products manufactured or distributed by our Commercial Fixturing & Components groups include:

Fixture & Display Group

•	Custom-designed, full store fixture packages for retailers, including shelving, counters, point-of-purchase displays, showcases, garment racks and decorative woodwork
•	Standardized shelving used by large retailers, grocery stores and discount chains

Office Furniture Components Group

•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow office chairs to tilt, swivel and elevate

Customers

Customers of the Commercial Fixturing & Components segment include:

•	Retail chains and specialty shops
•	Brand name marketers and distributors of consumer products
•	Office, institutional and commercial furniture manufacturers

Industrial Materials Segment

The high quality of the Industrial Materials segment’s products and service, together with low cost, have made us North America’s leading supplier of drawn steel wire and a major producer of welded steel tubing. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, nearly all of which is used by our own wire mills. We have six wire mills that supply virtually all the wire consumed by Leggett’s other domestic businesses. Our Tubing group operates two major plants that also supply nearly all of our internal needs for welded steel tubing. In addition to supporting our internal requirements, the Industrial Materials segment supplies many external customers with wire and tubing products.

Products

Products manufactured or distributed by our Industrial Materials groups include:

Wire Group

•	Steel rod
•	Drawn wire
•

Fabricated wire products, such as wire ties to bale cotton; shaped wire for automotive and medical supply applications; tying heads, boxed wire, and parts for automatic baling equipment; coated wire products, including dishwasher racks; and wire retail fixtures and point-of-purchase displays.

Tubing Group

•	Welded steel tubing
•	Fabricated tube components

Customers

Leggett uses about half of our wire output and about one-quarter of our welded steel tubing output to manufacture our own products. For example, we use our wire and steel tubing to make:

•	Bedding and furniture components
•	Motion furniture mechanisms
•	Commercial fixtures, point-of-purchase displays and shelving
•	Automotive seat components and frames

The Industrial Materials segment also has a diverse group of external customers, including:

•	Bedding and furniture makers
•	Automotive seating manufacturers
•	Lawn and garden equipment manufacturers
•	Mechanical spring makers
•	Waste recyclers, waste removal businesses and cotton balers
•	Medical supply businesses

Specialized Products Segment

Our Specialized Products segment designs, produces and sells components primarily for automotive seating, specialized machinery and equipment, and service van interiors. Our established design capability and focus on product development have made us a leader in innovation. We also benefit from our broad geographic presence and our internal production of key raw materials and components.

Products

Products manufactured or distributed by our Specialized Products groups include:

Automotive Group

•	Manual and power lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Automotive control cables, such as shift cables, cruise-control cables, seat belt cables, accelerator cables, seat control cables and latch release cables
•	Low voltage motors and actuation assemblies
•	Formed metal and wire components for seat frames

Machinery Group

•	Full range of quilting machines for mattress covers
•	Machines used to shape wire into various types of springs
•	Industrial sewing machines
•	Other equipment for bedding factory automation

Commercial Vehicle Products Group

•	Van interiors (the racks, shelving and cabinets installed in service vans)
•	Docking stations that mount computers and other electronic equipment inside vehicles
•	Specialty trailers used by telephone, cable and utility companies

Customers

Our primary customers for the Specialized Products segment include:

•	Automobile seating manufacturers
•	Bedding manufacturers
•	Telecom, cable, home service and delivery companies

Acquisitions and Divestitures

Historically, our typical acquisition targets have been small, private, profitable, entrepreneurial companies that manufacture goods either within our existing product lines or “one step away” from those product lines and complementary to our existing businesses. As part of the 2007 Strategic Plan, we expect fewer and more strategic acquisitions to be completed. All acquisitions must create value by enhancing TSR; they must have clear strategic rationale and sustainable competitive advantage in attractive markets.

2007 Acquisitions

We acquired 3 businesses during 2007 with annualized sales of approximately $100 million broken down by segment as follows:

Commercial Fixturing & Components	$20 million
Industrial Materials	$50 million
Specialized Products	$30 million

In Commercial Fixturing & Components we added one business located in China which produces office furniture components. We also added one business to the Industrial Materials segment, which produces coated wire products, including racks for dishwashers. Finally, in the Specialized Products segment, we added a business which is a designer and assembler of docking stations that secure computer and other electronic equipment inside vehicles.

2006 Acquisitions

We acquired 5 businesses in 2006 with annualized sales of about $75 million. All of the transactions occurred in the Residential Furnishings segment. These acquisitions broadened our geographic presence and product offering in geo components, expanded our carpet underlay business, and added to our international spring operations.

2005 Acquisitions

In 2005, we acquired 12 businesses with annualized sales (in continuing operations) of approximately $240 million ($170 million in Residential Furnishings and $70 million in Specialized Products). These businesses primarily expanded our presence in the conversion and distribution of geo components, broadened our offerings for carpet underlay, and added to our business that manufactures and installs products for commercial vehicles.

For further information about acquisitions, see Note G on page 75 of the Notes to Consolidated Financial Statements.

Divestitures

For a description of our planned divestitures associated with the 2007 Strategic Plan, see “The 2007 Strategic Plan” in this Item 1. Business on page 3.

In the first quarter of 2007, we divested our Prime Foam Products business unit, which primarily produced commodity foam used for cushioning by bedding and upholstered furniture manufacturers. We retained our operations that manufacture carpet underlay. This sale marked the largest divestiture in our history, generating a pre-tax gain of approximately $24 million. For the full years 2005 and 2006, the Prime Foam Products business unit contributed, respectively, $143 million and $192 million of sales. Our former Prime Foam Products business unit is classified as a discontinued operation. For further information about divestitures and discontinued operations, see Note B on page 66 of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information about sales to external customers, sales by product line, earnings before interest and taxes, and total assets of each of our segments, refer to Note O on page 92 of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our external sales from continuing operations related to products manufactured outside the United States for the previous three years are shown in the table below.

Year	Percent
2007	26%
2006	23%
2005	23%

Our international continuing operations, measured by trade sales, are principally located in Canada, Europe, Mexico and China. We have 12 production facilities in China. The products we make in these countries associated with continuing operations primarily consist of:

Canada

•	Innersprings for mattresses
•	Fabricated wire for the bedding, furniture and automotive industries
•	Shelving and point-of-purchase displays for retailers
•	Chair frames and bases, table bases and office chair controls
•	Lumbar supports for automotive seats
•	Wire and steel storage systems and racks for the interior of service vans and utility vehicles

Europe

•	Innersprings for mattresses
•	Structural fabric for industrial and residential uses
•	Wire and wire products
•	Lumbar and seat suspension systems for automotive seating
•	Machinery and equipment designed to manufacture innersprings for mattresses and other bedding-related components
•	Design and distribution of point-of-purchase displays for retailers

Mexico

•	Innersprings and fabricated wire for the bedding industry
•	Structural fabric for industrial and residential uses
•	Retail shelving and point-of-purchase displays
•	Automotive control cable systems

China

•	Innersprings for mattresses
•	Recliner mechanisms and bases for upholstered furniture
•	Formed wire for upholstered furniture
•	Retail store fixtures and gondola shelving
•	Office furniture components, including chair bases and casters
•	Stamped seat frames and formed metal products for automotive seating
•	Cables and small electric motors used in lumbar systems for automotive seating
•	Machinery and replacement parts for machines used in the bedding industry

Our international expansion strategy is to locate our operations where we believe demand for components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them efficiently.

Our international operations face the risks associated with any operation in a foreign country. These risks include:

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

Geographic Areas of Operation

We have manufacturing, warehousing and distribution facilities in countries around the world. Below is a list of countries where we have facilities associated with continuing operations:

Segment	North America	Europe	South America	Asia / Pacific	Africa
Residential Furnishings	Canada Mexico United States	Croatia Denmark France Spain United Kingdom	Brazil	Australia China	South Africa

Commercial Fixturing & Components	Canada Mexico United States	Italy United Kingdom		China

Industrial Materials	Mexico United States			China

Specialized Products	Canada Mexico United States	Austria Belgium Croatia Germany Hungary Italy Spain Switzerland United Kingdom		China India South Korea

For further information concerning our long-lived assets and sales outside the United States, refer to Note O on page 92 of the Notes to Consolidated Financial Statements.

Sales by Product Line

The following table shows our approximate percentage of external sales from continuing operations by product line for the last three years:

Product Line	2007	2006	2005
Bedding Components	19%	19%	21%
Home Furniture & Consumer Products	15	15	16
Fabric, Foam & Fiber	20	21	17
Fixtures & Displays	14	14	15
Office Furniture Components	5	5	5
Wire & Wire Products	10	9	10
Steel Tubing	2	3	3
Automotive Products	8	8	8
Commercial Vehicle Products	4	3	2
Specialized Machinery	3	3	3

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

Raw Materials

The products we manufacture in continuing operations require a variety of raw materials. Among the most important are:

•	Various types of steel, including scrap, rod, wire, coil, sheet and angle iron
•	Foam scrap
•	Woven and non-woven fabrics

Leggett supplies its own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture:

•	Innersprings and foundations for mattresses
•	Springs and seat suspensions for chairs and sofas
•	Displays, shelving and racks for retailers
•	Automotive seating components

We currently supply roughly two-thirds of our steel rod requirements through our own rod mill. Our own wire drawing mills supply nearly all of our U.S. requirements for steel wire. We also produce welded steel tubing both for our own consumption and for sale to external customers.

We believe that worldwide supply sources are available for all the raw materials used by the Company. However, we have experienced volatility in raw material prices in the last three years, most notably in the following areas:

•

Steel: Early in 2007 the cost of steel scrap increased, leading to higher rod costs. We have implemented price increases to pass through some of these costs. In late 2007, once again we began seeing higher steel costs which are continuing into early 2008. Since early December, market prices have increased 15% to 30% depending upon the type of steel.

•

Foam scrap: The cost of foam scrap increased significantly throughout 2006 with the overall cost doubling from the prices at the end of 2005. Foam scrap costs declined in 2007. These decreases have led to lower selling prices in carpet underlay, and a sales decline versus 2006 in our Carpet Underlay business unit.

The future pricing of raw materials is uncertain. The degree to which we are able to mitigate or recover higher costs, should they occur, could influence our 2008 earnings.

Higher raw material costs have led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components have been replaced with lower cost components, causing us to shift production accordingly. This has primarily impacted profit margins in our Residential Furnishings segment. We are responding by developing new innersprings designed to enable our customers to reduce their total costs, and provide higher margin and profit contribution for our operations.

Customers

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2007, no customer accounted for more than 5% of the Company’s consolidated revenues from continuing operations. Our top 10 customers accounted for approximately 20% of these consolidated revenues.

Some of our segments have customers whose purchases exceeded 10% of the segment’s sales from continuing operations in 2007: Commercial Fixturing & Components has one customer accounting for approximately 14% and Specialized Products has one customer accounting for approximately 12%. The loss of these customers may have a material adverse effect upon the relevant segment.

Patents and Trademarks

Leggett holds approximately 1,100 patents and has about 650 in process for its various product lines associated with continuing operations. Seventy-five issued patents and around 70 pending patents are associated with discontinued operations. We have registered almost 750 trademarks, with more than 200 in process associated with continuing operations. We have approximately 130 registered trademarks and almost 20 pending trademarks associated with discontinued operations. No single patent or group of patents, or trademark or group of trademarks, is material to our continuing operations. Most of our patents and trademarks relate to products sold in the Specialized Products and Residential Furnishings segments.

Some of our most significant trademarks include:

•	Semi-Flex® and Semi-Fold™ (boxspring components and foundations)
•	Mira-Coil®, Verticoil™, Lura-Flex® and Superlastic® (mattress innersprings)
•	Lifestyles®, S-cape® and Adjustables™ by Leggett & Platt® (adjustable electric beds)
•	Wall Hugger® (recliner chair mechanisms)
•	Super Sagless® (motion and sofa sleeper mechanisms)
•	No-Sag® (wire forms used in seating)
•	Tack & Jump® and Pattern Link® (quilting machines)
•	Hanes® (fiber materials)
•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)
•	Spuhl® (mattress innerspring manufacturing machines)
•	Gribetz™ and Porter® (quilting and sewing machines)
•	ABC America’s Body Co.™, Quietflex® and Masterack® (equipment and accessories for vans and trucks)

Research and Development

We maintain research, engineering and testing centers in Carthage, Missouri, and do additional research and development work at many of our other facilities. We are unable to precisely calculate the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we estimate the cost of research and development associated with continuing operations was approximately $25 to $30 million in each of the last three years.

Employees

As of December 31, 2007, the Company had approximately 24,000 employees associated with its continuing operations, of which 17,250 were engaged in production. Of the 24,000, approximately 9,500 are international employees. Labor unions represent roughly 3,400 of our employees associated with continuing operations. We did not experience any material work stoppage related to contract negotiations with labor unions during 2007. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2008.

The table below shows the approximate number of employees associated with continuing operations by segment.

Segment	Employees
Residential Furnishings	10,600
Commercial Fixturing & Components	4,450
Industrial Materials	2,450
Specialized Products	5,400
Unallocated	1,100

TOTAL	24,000

Employees Associated with Discontinued Operations

At December 31, 2007 the Company had approximately 6,550 employees associated with its discontinued operations, of which 4,000 employees are in the Aluminum Products segment, 1,000 employees are in the Residential Furnishings segment, 850 employees are in the Commercial Fixturing & Components segment, and 700 employees are in the Specialized Products segment. For more information on our discontinued operations, see Note B on page 66 of the Notes to Consolidated Financial Statements.

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

We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, we believe our operations should be located nearby to supply them efficiently. Accordingly, at the end of 2007, Leggett operated 12 facilities in China.

We have experienced increased price competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices and developing new proprietary products that help our customers reduce total costs. We believe Asian manufacturers currently benefit from cost advantages for commodities such as steel and chemicals. Foreign manufacturers also benefit from lenient regulatory climates related to safety and environmental matters.

We believe innersprings are being imported into the U.S. at low prices that violate our trade laws, and also are frequently imported under improper tariff classifications, thus avoiding duties. In late 2007, we filed an anti-dumping petition with the U.S. government on behalf of the innerspring industry to attempt to remedy this situation.

Seasonality

As a diversified manufacturer, we do not experience significant seasonality, although our quarter-to-quarter sales have generally varied in proportion to the total year by roughly 1.5%. The timing of acquisitions and economic factors in any year can distort the underlying seasonality in certain of our businesses. Nevertheless, for the Company as a whole, the second and third quarters typically have proportionately greater sales, while the first and fourth quarters are generally lower.

Our four segments associated with continuing operations tend to experience seasonality as follows:

•	Residential Furnishings: typically has the strongest sales in the second and third quarters due to increased consumer demand for bedding and furniture during those periods.

•

Commercial Fixturing & Components: generally has heavy third quarter sales of its store fixture products, with the first and fourth quarters normally lower. This aligns with the retail industry’s normal construction cycle—the opening of new stores and completion of remodeling projects in advance of the holiday season.

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

Working Capital Items

For information regarding working capital items, see the discussion of “Cash from Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 38.

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

Discontinued Operations

As a result of our 2007 Strategic Plan, several of our businesses are disclosed in our annual financial statements as discontinued operations since (i) the operations and cash flows of the businesses can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (ii) the businesses have either been disposed of or are classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the businesses after the disposal transactions. The discontinued operations include:

•

Aluminum Products segment. This segment sells non-automotive aluminum, zinc and magnesium die castings and new and refurbished dies (also known as molds or tools) for all types and sizes of die casting machines. It also provides machining, coating, finishing, sub-assembly and other value-added services for die cast components. These products and services are sold, or provided, to (i) small engine and diesel engine builders; (ii) motorcycle, off-road and recreational vehicle, truck and automobile makers; (iii) manufacturers of outdoor lighting fixtures, cable line amplifiers, wireless communications systems, and other cable and telecommunication products; (iv) consumer appliance and power tool manufacturers; (v) producers of electric motors, computers and electronics; (vi) gas barbeque grill manufacturers; and (vii) die cast manufacturers.

•

Wood Products unit and Fibers unit. The Wood Products unit sells wood frames and cut-to-size dimension lumber to bedding manufacturers. The Fibers unit sells fiber cushioning material primarily to bedding and upholstered furniture manufacturers. These units were previously reported in the Residential Furnishings segment.

•

Storage Products unit and Plastics unit. The Storage Products unit sells storage racks and carts used in the food service and healthcare industries. The Plastics unit sells injection molded plastic components primarily for manufacturers of lawn care equipment, power tools and office furniture products. These units were previously reported in the Commercial Fixturing & Components segment.

•

Dealer portion of the Commercial Vehicle Products unit and an automotive seating components operation. The dealer portion of the Commercial Vehicle Products unit sells truck bodies for cargo vans, flatbed trucks, service trucks and dump trucks primarily to end-users of light-to-medium duty commercial trucks. The automotive seating components operation sells welded assemblies, and wire and tubular frames for automotive seating to automotive manufacturers. Each was previously reported in the Specialized Products segment.

Also, in the first quarter of 2007 we sold our Prime Foam Products business unit. This unit primarily produced commodity foam used for cushioning by bedding and upholstered furniture manufacturers. Our former Prime Foam Products unit was previously reported in the Residential Furnishings segment and has been classified as a discontinued operation.

For further information on discontinued operations, see Note B on page 66 of the Notes to Consolidated Financial Statements.

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

Our 2007 Strategic Plan may not produce the benefits expected.

In November 2007, the Company adopted the 2007 Strategic Plan. There is no guarantee that we will be able to implement the 2007 Strategic Plan on terms and conditions that are favorable to us. The timing of the implementation may be longer than expected. We may not be able to complete the planned divestitures on terms favorable to us. We may also experience a negative impact from our employees, customers and vendors. As such, the 2007 Strategic Plan may not produce the benefits expected by the Company. These setbacks could adversely affect our financial condition, results of operations, cash flow from operations and the value of our common stock.

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

Steel is our most significant raw material. In late 2007, we began seeing higher steel costs which are continuing into early 2008. The global steel and scrap markets are very cyclical in nature, and can result in large swings in margins from year-to-year.

Our operations can also be impacted by the cost of other raw materials. In 2006, the cost of foam scrap increased steadily with the overall cost doubling from the prices at the end of 2005. In 2007, the cost of foam scrap decreased significantly. Since our carpet underlay selling prices are tied to the cost of foam scrap, this cost decrease has impacted, and may continue to negatively impact, our reported amount of carpet underlay sales.

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

We operate in markets that are highly competitive. We believe that most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality, performance and availability as well. We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished product from Asia. If we are unable to purchase key raw materials, such as steel, at prices competitive with those of foreign suppliers, our ability to maintain market share and profit margins could be harmed.

If our customers move production of their finished products overseas, we believe that our operations must be located nearby to supply them efficiently. At December 31, 2007, we operated 12 facilities in China. If demand in China (and other foreign countries) increases at a more rapid rate than we are able to establish operations, our market share and results of operations could be negatively impacted.

Also, we have experienced increased price competition in the U.S. from foreign bedding component manufacturers. If this price competition continues we could lose further market share and our earnings could continue to be negatively impacted.

We may not be able to improve operating results in the Store Fixtures business unit.

The Store Fixtures business unit in our Commercial Fixturing & Components segment has been placed in the “Fix” category as a result of our 2007 Strategic Plan and given a 12 month deadline by which to improve performance. Factors within the Company’s control could contribute to increased margins and earnings improvements in this unit. These factors include, but are not limited to addressing performance issues at underperforming facilities, and purchasing, pricing and continuous improvement initiatives. We have initiated restructuring in the Store Fixtures business unit which includes the elimination of approximately $100 million of the unit’s least profitable revenue. However, through this restructuring activity we may not achieve the margin and earnings improvements that we anticipate. The Store Fixtures business unit is part of the Fixture & Display group, which incurred goodwill impairment charges of $143 million for the year ended December 31, 2007.

Our long-lived assets are subject to potential impairment.

A significant portion of our assets consist of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2007, goodwill and other intangible assets not held for sale represented approximately $1.2 billion, or 29% of our total assets. In addition, net property, plant and equipment, sundry assets and non-current assets held for sale totaled approximately $1,075 million, or approximately 26% of total assets.

Goodwill is assessed for impairment annually, and as triggering events may occur. Other long-lived assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In the fourth quarter of 2007, we conducted interim impairment testing as a result of the changes announced with the 2007 Strategic Plan and determined that some long-lived assets were impaired. For the year ended December 31, 2007, we incurred goodwill impairment of $243 million, and long-lived asset impairment of $44 million. If our business units do not perform as expected we may be required to recognize additional, material reductions in our net income caused by the impairment of long-lived assets.

Also, as of December 31, 2007 the Company had $481 million of net assets classified as held for sale, of which $15 million represented assets not associated with the 2007 Strategic Plan. If the proceeds generated from these divestitures do not recover their carrying value, the Company will be required to recognize losses on the sale of these assets to the extent of the shortfall.

We are exposed to foreign currency risk.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2007, 26% of our sales from continuing operations was generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. We cannot predict whether foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our future operations and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate headquarters are located in Carthage, Missouri. At December 31, 2007, we had 312 production, warehouse, sales and administrative facilities associated with continuing operations, of which 230 were disbursed across the United States and 82 were located in foreign countries.

Properties by Location and Segment in Continuing Operations

		Subtotals by Segment
Locations	Company- Wide	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
United States	230	139	38	26	27
Canada	20	7	7	0	6
Mexico	10	5	1	2	2
Europe	27	14	3	0	10
Asia	17	9	0	1	7
Other	8	8	0	0	0

Total	312	182	49	29	52

Properties by Use and Segment in Continuing Operations

		Subtotals by Segment
Use	Company- Wide	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
Production*	190	107	32	17	34
Warehouse	78	50	12	6	10
Sales	16	12	0	1	3
Administration	28	13	5	5	5

Total	312	182	49	29	52

*	Includes some multi-purpose facilities with additional warehouse, sales and/or administrative uses.

Our most important physical properties are our production plants. The Company owns about 75% of the production facilities accounting for the majority of our consolidated sales. We lease many of our production, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 79 of the Notes to Consolidated Financial Statements.

In the opinion of management the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base. Our productive capacity associated with continuing operations, in general, continues to exceed current operating levels. Capacity levels are somewhat flexible based on the number of shifts operated and on the number of overtime hours worked.

At December 31, 2007 we had 87 production, warehouse, sales and administrative facilities classified as discontinued operations, of which 78 were in the United States and 9 were located in foreign countries.

Current Properties by Location and Segment Classified as Discontinued Operations

		Subtotals by Segment
Locations	Company- Wide	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Specialized Products
United States	78	21	11	32	14
Canada	6	5	1	0	0
Mexico	3	0	1	2	0

Total	87	26	13	34	14

Current Properties by Use and Segment Classified as Discontinued Operations

		Subtotals by Segment
Use	Company- Wide	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Specialized Products
Production*	55	12	10	21	12
Warehouse	29	13	2	12	2
Sales	1	0	1	0	0
Administration	2	1	0	1	0

Total	87	26	13	34	14

*	Includes some multi-purpose facilities with additional warehouse, sales and/or administrative uses.

Item 3. Legal Proceedings.

On December 31 2007, the Company filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of uncovered innersprings in China, South Africa and Vietnam are unfairly selling their products in the United States at less than fair value (“dumping”). The ITC has made a preliminary determination of material injury to the domestic innerspring industry in this case and the DOC has begun its investigation into our dumping allegations. If the DOC determines that dumping is present and the ITC reaches a final determination that the domestic industry has been materially injured by this unfair trade practice, the U.S. government will impose duties on uncovered innersprings imported from China, South Africa and Vietnam at the dumping rate determined by the DOC. No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Supplemental Item. Executive Officers of the Registrant.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K and Item 401(b) of Regulation S-K.

The table below sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally appointed annually by the Board of Directors.

Name	Age	Position
David S. Haffner	55	President and Chief Executive Officer
Karl G. Glassman	49	Executive Vice President and Chief Operating Officer
Jack D. Crusa	53	Senior Vice President and President—Specialized Products
Joseph D. Downes, Jr.	63	Senior Vice President and President—Industrial Materials
Matthew C. Flanigan	46	Senior Vice President and Chief Financial Officer
Paul R. Hauser	56	Senior Vice President and President—Residential Furnishings
Daniel R. Hebert	64	Senior Vice President and President—Aluminum Products
Ernest C. Jett	62	Senior Vice President, General Counsel and Secretary
Dennis S. Park	53	Senior Vice President and President—Commercial Fixturing & Components
William S. Weil	49	Vice President, Corporate Controller and Chief Accounting Officer

Subject to the employment and severance benefit agreements with Messrs. Haffner and Glassman, listed as exhibits to this report, the executive officers generally serve at the pleasure of the Board of Directors.

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

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2007
Fourth Quarter	$20.89	$17.14	116.3	$.25
Third Quarter	22.78	18.75	94.9	.18
Second Quarter	24.73	21.40	93.4	.18
First Quarter	24.71	22.12	68.0	.17

For the Year	$24.73	$17.14	372.6	$.78

2006
Fourth Quarter	$25.45	$22.43	53.2	$.17
Third Quarter	25.25	21.93	47.6	.17
Second Quarter	27.04	23.74	42.0	.17
First Quarter	25.14	23.05	46.1	.16

For the Year	$27.04	$21.93	188.9	$.67

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders

As of February 15, 2008, the Company estimates it had approximately 37,000 shareholders, which included approximately 12,000 shareholders of record (i.e. stock certificates are issued in the name of the owner) and approximately 25,000 beneficial shareholders (i.e. stock is held for the owner by their stockbroker in the name of the brokerage firm). At year end, institutional investors (e.g. mutual funds, pension funds) as a group held an estimated 75% of the Company’s shares; the ten largest positions held an estimated 35%.

As part of our 2007 Strategic Plan, the Company increased the annual dividend payout from 72 cents to $1 per share. The Company paid a 25 cent dividend in January 2008 to shareholders of record on December 14, 2007. We are targeting a dividend payout ratio (annual dividends paid divided by net earnings) of 50-60%, though it will likely be higher for the next two years. See the discussion of the Company’s targeted dividend payout under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on page 37.

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the last quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program*	Maximum Number of Shares that may yet be purchased under the Plans or Programs*
October 1-31, 2007	285	$19.21	285	400,545
November 1-30, 2007	436,404	$20.01	436,404	9,964,141
December 1-31, 2007	1,059,491	$17.98	1,059,491	8,904,650

Total	1,496,180	$18.57	1,496,180

*	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors. On November 13, 2007 the Board accelerated the 10 million share standing repurchase authorization for the 2008 calendar year to begin November 15, 2007. The acceleration was first reported in the Company’s press release issued November 13, 2007 and filed on Form 8-K on November 14, 2007. As of December 31, 2007 there were no shares left under the 2007 calendar year standing authorization (which expired January 1, 2008) and 8,904,650 shares left under the 2008 calendar year standing authorization. In addition to this standing authorization, on February 21, 2008, the Board approved the repurchase of an additional 20 million shares during the 2008 calendar year at management’s discretion, limited to the amount of divestiture proceeds. This special authorization was first publicly announced in the Company’s press release dated February 21, 2008.

Item 6. Selected Financial Data.

(Unaudited)	2007**	2006*	2005*	2004*	2003*
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$4,306	$4,333	$4,258	$4,122	$3,532
Net Earnings from Continuing Operations	51	236	218	243	178
Net Earnings (Loss) from Discontinued Operations	(62)	65	33	42	28
Net Earnings (Loss)	(11)	300	251	285	206
Earnings per share from Continuing Operations
Basic	.28	1.26	1.13	1.24	.91
Diluted	.28	1.26	1.13	1.23	.91
Earnings (Loss) per share from Discontinued Operations
Basic	(.34)	.35	.17	.22	.14
Diluted	(.34)	.35	.17	.22	.14
Net Earnings (Loss) per share
Basic	(.06)	1.61	1.30	1.46	1.05
Diluted	(.06)	1.61	1.30	1.45	1.05
Cash Dividends declared per share	.78	.67	.63	.58	.54

Summary of Financial Position
Total Assets	$4,072.5	$4,265.3	$4,072.4	$4,197.2	$3,889.7
Long-term Debt	1,000.6	1,060.0	921.6	779.4	1,012.2

*	As discussed in Note B on page 66 of the Notes to the Consolidated Financial Statements, the amounts for 2003 through 2006 have been retrospectively adjusted to reflect certain businesses as discontinued operations.

**	As discussed in Notes C and D beginning on page 68, the Company incurred asset impairment and restructuring charges totaling $305 million in 2007. Of these charges, approximately $138 million were associated with discontinued operations and $167 million related to continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

2007 HIGHLIGHTS

We changed strategic course in 2007. During the year we completed an extensive strategic review of our business portfolio. We realigned our goals to focus on improving total shareholder return. We adopted role-based portfolio management (with different roles for each business unit based upon competitive advantages, strategic position, and financial health) and implemented a much more rigorous strategic planning process. We also began eliminating or rapidly improving the parts of our business that have been weighing us down. Many of the planned divestitures and necessary operating improvements should occur during 2008.

As a result of these changes, we expect to generate significant amounts of cash, spend less cash than in recent years, and return more cash to shareholders through dividends and share repurchases. In support of this objective, the Board of Directors authorized a 39% increase to the annual dividend, beginning in January 2008. The Board also approved, in February 2008, the repurchase of up to 20 million shares during 2008 at management’s discretion, limited to the amount of divestiture proceeds. This authorization is in addition to a standing approval to repurchase 10 million shares each year.

Sales and earnings of our ongoing businesses declined in 2007 as demand in many U.S. markets softened. International markets were generally stronger, and growth in our international businesses offset some of the domestic weakness. In addition, we recognized significant, non-cash goodwill and asset impairment charges in late 2007 following the implementation of the strategic plan. These charges represent virtually all of the costs we anticipate for the strategic plan.

Cash from operations increased significantly in 2007 despite generally weak market conditions. This strong cash from operations coupled with the proceeds from the divestiture of our prime foam business (early in the year) resulted in significant available funds. A portion of these funds was used for capital expenditures and acquisitions, and much of the remainder was returned to shareholders through dividends and share repurchases. The balance sheet remains very strong; we ended the year with net debt (as a percentage of net capital) slightly below our long-term, targeted range.

These topics are discussed in more detail in the sections that follow.

INTRODUCTION

What We Do

Leggett & Platt is a FORTUNE 500 diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, retail stores, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.

We are North America’s leading independent manufacturer of components for residential furniture and bedding, adjustable beds, carpet underlay, retail store fixtures and point-of-purchase displays, components for office furniture, drawn steel wire, automotive seat support and lumbar systems, and machinery used by the bedding industry for wire forming, sewing, and quilting.

Our Segments

Our continuing operations are composed of 22 business units, with approximately 24,000 employee-partners, and more than 250 facilities located in 20 countries around the world. Our segments are Residential Furnishings, Commercial Fixturing & Components, Industrial Materials, and Specialized Products.

Residential Furnishings

This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components, and other finished products.

Commercial Fixturing & Components

Operations in this segment manufacture and sell store fixtures and point-of-purchase displays used by retailers. We also produce chair controls, bases, and other components for office furniture manufacturers.

Industrial Materials

These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products.

Specialized Products

From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving, and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers.

Discontinued Operations and Other Divestitures

We divested our Prime Foam operations in early 2007 and expect to divest seven additional businesses during 2008. As a result of these activities, several businesses are disclosed in our year-end financial statements as discontinued operations. Those businesses, listed according to the segment in which they previously resided, include:

•	Aluminum Products: entire segment
•	Residential Furnishings: Prime Foam (sold in March 2007), Fibers, and Wood Products
•	Commercial Fixturing & Components: Storage Products and Plastics
•	Specialized Products: Commercial Vehicle Products—Dealer Unit

We also plan to divest our Coated Fabrics business (which is a part of Residential Furnishings) in 2008, but that divestiture is in an early stage and does not yet qualify the business as a discontinued operation.

Customers

We serve a broad suite of customers, with no single one representing even 5% of our sales from continuing operations. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

We primarily sell our products through our own sales employees, although we also use independent sales representatives and distributors in some of our businesses.

Strategic Changes

During 2007, we completed an extensive review of our business portfolio, triggered in part by our underperformance versus stated growth and operating targets. For each business unit, we considered factors such as competitive advantages, market position, financial performance, and potential growth opportunities. We are making significant changes to our financial targets, portfolio mix, and planning processes as a result of the review.

Total Shareholder Return (TSR) is now the key success measure that we will monitor. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends Received) /Beginning Stock Price]. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a greater emphasis on improving returns and maximizing cash flow, with growth representing just one of several means to achieve that result. We are modifying our incentive plans to emphasize the importance of, and reward, TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to include a link to return on assets.

We are adopting role-based portfolio management and plan to tilt our investments toward businesses with competitive advantages and financial health. Certain of our businesses (growth businesses) are positioned to generate value through further growth, while others (core businesses) are positioned to drive value by improving returns and maximizing cash flow. Both are critical drivers of TSR. We will allocate capital to each business unit (BU) based upon its role in the portfolio. We plan to invest aggressively in growth businesses that hold strong competitive positions and consistently achieve compelling returns on those investments. We plan to maintain or improve our competitive position in core businesses (that typically hold stable positions in solid markets where returns are somewhat lower) and focus on improving returns, but limit further investment in these operations. In total, we anticipate lower capital expenditures and fewer acquisitions in the near term. In addition, we are implementing a more rigorous strategic planning process to continually assess our business units and help guide future decisions regarding the role of each BU, capital allocation priorities, and new areas in which to grow.

After significant study, we are narrowing our focus and eliminating over 20% of the portfolio based upon each BU’s strategic value and financial returns. Most of this activity is expected to occur in 2008. The largest portion of the revenue reduction, approximately $900 million, will come from the divestiture of the Aluminum Products segment and six additional business units. Additionally, the Store Fixtures business unit was given a 12-month deadline by which to significantly improve performance; we expect to prune about $100 million of the unit’s least profitable revenue. Finally, several business units, though otherwise healthy, contain individual plants that are operating at unacceptable profit levels. We expect to close or divest a number of these unprofitable facilities, resulting in a revenue reduction of approximately $200 million.

We believe these changes will increase available cash, and we intend to return more of this cash to shareholders. In support of this objective, the Board of Directors authorized a 39% dividend increase, moving the annual rate to $1.00 per share (from the previous $.72). This increase was effective with the quarterly dividend paid in January 2008. We also expect to continue repurchasing our shares, and have a standing 10 million share annual authorization from the Board. In addition to the standing authorization, the Board has approved the repurchase of up to an additional 20 million shares during 2008 at management’s discretion, limited to the amount of divestiture proceeds.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are: market demand for our products, raw material cost trends, and competition.

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

Throughout 2007, demand weakness in the U.S. home-related and retail markets led to lower volume in certain of our businesses. In contrast, we saw strength in most international markets, including bedding, furniture, and automotive, as well as the non-dealer portion of our domestic Commercial Vehicle Products business. Several factors, including higher energy costs, have reduced disposable income, leading to more conservative spending by U.S. consumers on major discretionary purchases. In addition, a slump in the housing market and increased competition from other types of consumer goods (such as electronics) have led to lower demand for our products.

Raw Material Costs

In many of our businesses, we enjoy a cost advantage from buying large quantities of raw materials. This purchasing leverage is a benefit that our competitors generally do not have. Still, our costs can change significantly as market prices for raw materials (many of which are commodities) fluctuate.

Purchasing arrangements vary across the company. We typically have short-term commitments from our suppliers; accordingly our raw material costs generally move with the market. In certain of our businesses, we have longer-term purchase contracts with pricing terms that provide stability under reasonable market conditions. However, when commodities experience extreme inflation, vendors do not always honor those contracts.

Our ability to recover higher costs (through selling price increases) is crucial. We have few long-term, fixed-pricing contracts with customers. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Although we are generally able to pass through most cost increases, we encounter greater difficulty (i) in businesses where we have a smaller market share, and (ii) in products that are of a commodity nature. Inability to recover cost increases (or a delay in the recovery time) negatively impacts our earnings.

Steel is our principal raw material and at various times during the past three years we have experienced cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers via selling price adjustments. In late 2007, once again we began seeing higher steel costs which are continuing into early 2008. Since early December, market prices have increased from 15% to 30%, depending on the type of steel. We have announced price increases to recover some of these higher costs.

We also experienced significant inflation in foam scrap, chemicals, fibers, and resins during the past three years, but recovered most of the higher costs through selling price increases. During 2007 the cost of foam scrap declined from peak levels, resulting in lower selling prices in our carpet underlay business.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments in recent years, as our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation. Our profit margins were negatively impacted as a result of this de-contenting. We are responding by developing new products (including new types of innersprings) that enable our customers to reduce their total costs, and provide higher margin and profit contribution for our operations. Some of these new products were introduced during 2007.

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

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At the end of 2007, Leggett operated 12 facilities in China.

In recent years, we experienced increased price competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components is partially due to lower wire costs in China. Asian manufacturers currently benefit from cost advantages for commodities such as steel and chemicals. Foreign manufacturers also benefit from lenient regulatory climates related to safety and environmental matters.

We believe innersprings are being imported into the U.S. at low prices that violate our trade laws, and also are frequently imported under improper tariff classifications, thus avoiding duties. In late 2007 we filed an anti-dumping petition with the U.S. government on behalf of the innerspring industry to attempt to remedy this situation.

Divestiture

In March 2007, we completed the divestiture of our Prime Foam operations, which primarily produced commodity foam used for cushioning by upholstered furniture and bedding manufacturers. We retained our foam operations that produce carpet underlay. With 2006 revenue of approximately $200 million, this divestiture is the largest in Leggett’s history.

Asset Impairments and Restructuring

During 2007, we recognized $305 million of net impairment and restructuring-related charges, the vast majority of which were non-cash items incurred following the implementation of the strategic plan announced in November (and discussed earlier in this MD&A). Of these charges, approximately $138 million were associated with the planned divestitures included in discontinued operations. The remaining $167 million relates to continuing operations and includes $143 million of goodwill impairment in the Fixture & Display business. The table below provides more detail regarding the 2007 net charges. In 2008, we expect an additional $15 to $25 million of costs associated with the strategic plan.

Millions of dollars	Amount	Cash	Non-Cash
Restructuring charges	$3
Goodwill impairment charges	243
Other asset impairment charges	34
Inventory obsolescence and other costs	7

2007 costs related to the Strategic Plan	$287	$3	$284
Other restructuring-related costs in 2007	27	12	15
Gains from sales of assets in 2007	(9)	(9)	—

2007 net costs	$305	$6	$299

In the third quarter of 2005, we launched a significant broad-based restructuring project to reduce excess capacity and improve performance in a number of our businesses. That restructuring was essentially completed in 2006. As part of the restructuring plan, we identified 36 underutilized or underperforming facilities that were subsequently closed, consolidated, or sold. We also took a more critical look at other underperforming operations; as a result, we modified or accelerated restructuring activities that were previously underway, and identified other operations with impaired assets. Net costs recognized in 2005 and 2006 for all restructuring-related activities were $55 million and $12 million, respectively.

We provide additional details about asset impairment and restructuring in Notes C and D on pages 68 and 69, respectively, of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS—2007 vs. 2006

During 2007, sales from continuing operations decreased slightly. We reported a full year net loss of $.06 per share due to non-cash charges following the implementation of the strategic plan announced in November. Operationally, 2007 earnings reflected ongoing soft demand in the U.S. residential markets. Further details about our consolidated and segment results from continuing operations are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2007, and identifies the major factors contributing to the changes:

(Dollar amounts in millions, except per share data)	Amount	%
Net sales from continuing operations:
Year ended December 31, 2006	$4,333
Acquisition sales growth	119	2.7%
Small divestitures	(27)	(0.6)%
Internal sales decline	(119)	(2.7)%

Year ended December 31, 2007	$4,306	(0.6)%

Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2006	$236
Goodwill impairment in Fixture & Display	(120)
Asset impairment	(5)
Higher restructuring-related charges	(5)
Tax items	(24)
Other factors including lower internal sales and higher legal reserves, partially offset by earnings from recent acquisitions	(31)

Year ended December 31, 2007	$51

Earnings Per Share (continuing operations)—2006	$1.26

Earnings Per Share (continuing operations)—2007	$0.28

During 2007, sales from continuing operations decreased slightly, with acquisition growth (net of small divestitures) more than offset by lower internal sales (i.e. excluding acquisitions and divestitures). We experienced soft demand throughout 2007 in the U.S. home-related and retail markets that we serve, but these declines were partially offset by strength in most of our international markets and the non-dealer portion of the domestic Commercial Vehicle Products business. These trends are discussed in the segment results below.

Full-year earnings from continuing operations of $.28 per share were significantly lower than the prior year, primarily due to the non-cash charges and tax items, but also from weak demand in many of our domestic markets. The tax items include, in 2007, adjustments to valuation allowances related to potential foreign tax benefits, and in 2006, a benefit from the write-off of an acquired company’s stock.

Segment Results (continuing operations)

In the following section we discuss 2007 sales and earnings before interest and taxes (EBIT) from continuing operations for each of our segments. Reported amounts for 2006 have been retrospectively adjusted to reflect only continuing operations and also to reflect an organizational change that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note O to the financial statements on page 92.

Residential Furnishings

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2007	$2,310	$161	7.0%
Year ended December 31, 2006	2,425	229	9.4%

Decrease	$(115)	$(68)

% decrease	(5)%	(30)%
Internal sales decline	(7)%

Acquisitions (net of small divestitures)	2%

Residential Furnishings sales decreased in 2007, reflecting lower internal sales. Acquisitions (net of two small divestitures) partially offset the decline. The sales decrease is primarily due to soft demand in the U.S. residential markets during 2007 and very strong sales in our carpet underlay business during 2006. International demand for both bedding and upholstered furniture components was considerably stronger, and partially offset the domestic sales declines.

EBIT and EBIT margins decreased versus 2006 due to several factors:

•	Lower internal sales
•	Increased legal reserves ($4 million)
•	Higher asset impairment and restructuring-related charges ($17 million in 2007 vs. $14 million in 2006)

These factors were partially offset by earnings from recent acquisitions.

Commercial Fixturing & Components

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2007	$837	$(104)	(12.4)%
Year ended December 31, 2006	861	60	7.0%

Decrease	$(24)	$(164)

% decrease	(3)%	(273)%
Internal sales decline	(3)%

Acquisitions (net of small divestitures)	0%

Sales decreased in 2007, primarily due to lower Store Fixtures volume and our decision to walk away from sales with unacceptable margins, but also from slightly lower demand for office furniture components.

EBIT and EBIT margins were significantly lower than 2006, primarily due to a large, non-cash goodwill impairment charge. The major factors impacting EBIT were:

•	Goodwill impairment ($143 million)
•	Higher asset impairment and restructuring-related charges ($14 million in 2007 vs. $3 million in 2006)
•	Lower internal sales

These items were partially offset by gains from the sales of assets ($8 million).

Industrial Materials

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2007	$776	$55	7.1%
Year ended December 31, 2006	784	55	7.0%

Increase (decrease)	$(8)	$—

% increase (decrease)	(1)%	0%
Internal sales decline	(3)%

Acquisitions (net of small divestitures)	2%

Internal sales declined during the year, but this decrease was mostly offset by acquisitions (net of small divestitures). Continued softness in the U.S. residential markets led to lower unit volume in our wire operations, but this decline was partially offset by inflation-related sales growth (from price increases we implemented to recover higher raw material costs).

EBIT and EBIT margins were flat with the prior year, as the impact of lower sales was offset by earnings from an acquired business.

Specialized Products

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2007	$715	$65	9.1%
Year ended December 31, 2006	621	43	6.9%

Increase	$94	$22

% increase	15%	51%
Internal sales growth	11%

Acquisitions (net of small divestitures)	4%

Strong sales increases in 2007 reflected world-wide growth in our automotive business, and continued solid performance in the non-dealer portion of Commercial Vehicle Products. Acquisitions (net of a small divestiture) also contributed to higher sales during the year.

EBIT and EBIT margins improved significantly, reflecting higher sales in the segment and earnings from a company acquired early in 2007. These gains were partially offset as the strength of the Canadian dollar negatively impacted our Automotive business (we incur costs in Canadian dollars and sell in U.S. dollars).

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, declined $127 million, from $65 million in 2006 to a loss of $62 million in 2007. The earnings decline was primarily due to:

•	Higher asset impairments and restructuring-related charges (of $116 million)
•	Non-recurrence of the 2006 reimbursement of a duty on Canadian lumber imports (of $10 million)
•	Softer demand, lower capacity utilization, and manufacturing inefficiencies in certain operations

These items were partially offset by a tax benefit (of $30 million) associated with a difference in book and tax basis of an acquired company’s stock as a result of reaching held for sale status.

RESULTS OF OPERATIONS—2006 vs. 2005

During 2006, sales from continuing operations grew 2%. Earnings also increased due to several factors, including lower restructuring-related expenses and the absence of 2005’s higher workers’ compensation costs. We also realized benefits from the 2005 restructuring initiative, as expected, in the latter part of the year. Further details about these items and our consolidated and segment results from continuing operations are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2006, and identifies the major factors contributing to the changes:

	Amount	%
(Dollar amounts in millions, except per share data)
Net sales from continuing operations:
Year ended December 31, 2005	$4,257
Acquisition sales growth	197	4.6%
Restructuring-related closures & divestitures	(92)	(2.2)%
Internal sales decline	(29)	(0.7)%

Year ended December 31, 2006	$4,333	1.7%

Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2005	$218
Lower restructuring-related charges	22
Lower workers’ compensation expense	14
Other factors including restructuring benefits and income from acquisitions, offset by product mix, price competition, and higher interest expense	(18)

Year ended December 31, 2006	$236

Earnings Per Share (continuing operations)—2005	$1.13

Earnings Per Share (continuing operations)—2006	$1.26

During 2006, acquisitions contributed all of the full year sales growth, and were partially offset by slightly lower internal sales and declines from restructuring and divestitures. The restructuring-related sales decrease occurred as we chose to walk away from business that was marginally profitable, or in some instances, unprofitable. Internal sales declines reflect lower volume in certain businesses partially offset by inflation-related sales growth (from price increases we implemented to recover higher raw material costs).

In the North American bedding market, volume was weak for most of the year and softened further beginning in September. Automotive demand, and to a lesser extent, custom store fixture demand was also soft for most of the year. In contrast, our residential furniture components, office furniture components, machinery, and carpet underlay businesses performed very well. These trends are discussed in the segment results below.

Net earnings and earnings per share increased versus 2005 primarily due to lower restructuring-related charges and lower workers’ compensation expense. In 2005, we significantly increased our reserves for workers’ compensation to reflect higher costs of medical care and longer durations of claims. Workers’ compensation costs returned to normal levels in 2006. Earnings also benefited in 2006 from restructuring-related operating improvements and acquisitions. A lower share count drove a portion of the increase in earnings per share. These earnings improvements were partially offset by:

•	Product mix: Higher raw material costs in recent years have led some customers to modify their product design and replace higher cost components with lower cost (and lower margin) components.

•	Price competition: In 2006, we experienced price competition in certain markets, and we responded by selectively reducing prices of certain of our products.
•	Higher net interest expense ($5 million)

Segment Results (continuing operations)

In the following section we discuss 2006 sales and EBIT from continuing operations for each of our segments. Reported amounts for 2006 and 2005 have been retrospectively adjusted to reflect only continuing operations and also to reflect an organizational change that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note O to the financial statements on page 92.

Residential Furnishings

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2006	$2,425	$229	9.4%
Year ended December 31, 2005	2,298	158	6.9%

Increase	$127	$71

% increase	6%	45%
Internal sales growth	1%

Acquisitions (net of restructuring & divestitures)	5%

Residential Furnishings sales increased in 2006, primarily from acquisitions. Internal sales grew slightly during the year, mainly due to inflation in our carpet underlay business and unit growth in upholstered furniture components. However, weak demand and price competition in the U.S. bedding market, in addition to de-contenting by some of our customers (those who have chosen to replace higher cost components with lower cost components) has offset much of the internal sales gains.

EBIT and EBIT margins increased versus 2005 due to several factors:

•	Lower restructuring-related charges, net of gains from asset sales ($7 million)
•	Lower workers’ compensation expense ($11 million)
•	Operational benefits from the restructuring
•	Improved market conditions in our carpet underlay businesses
•	Income from acquisitions

These improvements were partially offset by lower bedding volume, increased price competition, and higher energy and transportation costs. We aggressively protected our bedding market share during 2006 as we dealt with price competition and de-contenting by our customers.

Commercial Fixturing & Components

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2006	$861	$60	7.0%
Year ended December 31, 2005	886	34	3.9%

Increase (decrease)	$(25)	$26

% increase (decrease)	(3)%	76%
Internal sales decline	(1)%

Acquisitions (net of restructuring & divestitures)	(2)%

Sales decreased in 2006 from a combination of lower unit volume and the impact, as expected, of restructuring activity. Demand for custom fixtures and displays softened in the latter part of the year, but this decrease was partially offset by continued growth in our businesses supplying office furniture components.

Despite lower sales, EBIT and EBIT margins increased versus 2005 primarily due to:

•	Lower restructuring-related charges, net of gains from asset sales ($13 million)
•	Lower workers’ compensation expense ($5 million)
•	Operational benefits from the restructuring

Industrial Materials

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2006	$784	$55	7.0%
Year ended December 31, 2005	886	103	11.8%

Decrease	$(102)	$(48)

% decrease	(11)%	(47%)
Internal sales decline	(10)%

Acquisitions (net of restructuring & divestitures)	(1)%

Internal sales were down for the year due, in roughly equal parts, to deflation and lower unit volumes. Volume declines resulted primarily from continued weakness in U.S. bedding demand (which impacts our wire operations) and lower production levels in the automotive industry (which impacts our tubing businesses).

EBIT and EBIT margins decreased versus 2005 largely from reduced sales, lower profitability at the rod mill, and higher raw material costs. Lower restructuring-related expenses ($4 million), lower workers’ compensation costs ($3 million), and restructuring benefits offset some of this decline.

In 2005, segment margins were above our long-range, targeted levels mainly due to unusual market conditions that resulted in unsustainably high margins on our rod production. In 2006, the market began returning to more normal levels.

Specialized Products

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2006	$621	$43	6.9%
Year ended December 31, 2005	610	31	5.1%

Increase	$11	$12

% increase	2%	39%
Internal sales decline	(2)%

Acquisitions (net of restructuring & divestitures)	4%

Sales grew in 2006 as a result of acquisitions completed in late 2005, but this growth was partially offset by slightly lower internal sales. In our automotive business, market weakness in North America, particularly in larger vehicles that contain more seats with higher-end features, was partially offset by growth in Asia and Europe. Machinery volume was stronger in 2006, reflecting improved demand for bedding related equipment in certain international markets. In the Commercial Vehicle Products business, demand for fleet van interiors (racks, shelving, and cabinets installed in service vans) also improved in 2006.

EBIT and EBIT margins increased versus 2005 in part due to:

•	Lower restructuring-related costs ($6 million)
•	Earnings from acquired companies
•	Lower workers’ compensation expense ($2 million)
•	Operational benefits from the restructuring

Currency factors ($6 million) offset some of these gains.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased $32 million, from $33 million in 2005 to $65 million in 2006. The earnings improvement was primarily due to:

•	Improved market conditions in the Prime Foam and Fibers businesses
•	Reimbursement of a duty on Canadian lumber imports (of $10 million)
•	Lower restructuring-related costs (of $9 million)

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash
•	Cash from operations
•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth, acquisitions)
•	Pay dividends
•	Repurchase our stock

Our operations provide much of the cash we require. Over the prior three-year period, we also increased net debt to fund a portion of our requirements. In keeping with our stated financial goals, net debt to net capital has increased from 21.9% at the beginning of 2005 to 28.0% at the end of 2007. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range, while maintaining our longstanding “single A” debt rating. The table on page 40 shows the calculation of net debt as a percent of net capital for the past two years.

Uses of Cash

Finance Capital Requirements

We use cash to fund internal growth through capital expenditures and external growth through acquisitions. For the next two years, we plan to focus primarily on improving returns of the existing asset base. That pursuit will require much of senior management’s time and attention, and revenue growth during this period is expected to be minimal.

Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we expect to be more restrictive in funding capital projects. Accordingly, we expect future capital spending to be less than in recent years. Capital spending in 2008 is expected to be about $135 million. Growth capital, which has historically been available to all our businesses, will now be predominantly earmarked for our “growth” business units. Operations that are a part of our “core” business units will receive capital primarily for productivity enhancements, but expansion capital will be limited.

We have also set a higher bar for acquisitions, and do not anticipate many coming to fruition over the next one to two years. Longer term, we plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

In 2007, we acquired three businesses that should add about $100 million to annual revenue ($20 million in Commercial Fixturing & Components, $50 million in Industrial Materials, and $30 million in Specialized Products). These businesses:

•	establish a foothold in Asian production of office chair controls
•	manufacture coated wire products, including racks for dishwashers, and present Leggett with expanded technologies and cross-segment selling opportunities
•	broaden our suite of products for commercial vehicle interiors

We acquired five businesses in 2006 with annualized sales of about $75 million. All these transactions occurred in the Residential Furnishings segment. These acquisitions:

•	broadened our geographic presence and product offerings in geo components
•	expanded our rubber carpet underlay business
•	added to our international spring operations

In 2005, we acquired 12 companies with annualized sales (in continuing operations) of approximately $240 million ($170 million in Residential Furnishings and $70 million in Specialized Products). These businesses primarily:

•	Expanded our presence in the conversion and distribution of geo components
•	Broadened our offerings for carpet underlay
•	Added to our business that manufactures and installs products for commercial vehicles

In addition to the initial cash outlays for acquisitions (shown in the accompanying chart), we also assumed debt of $35 million, $5 million, and $24 million, respectively in the 2005, 2006, and 2007 transactions. We provide additional details about acquisitions in Note G to the financial statements on page 75.

Pay Dividends

With improvement in returns, the expected decrease in capital spending and acquisitions, and the planned divestitures, we should have more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. With the January 2008 $.25 dividend payment, we have now raised annual dividends for 37 consecutive years at a compound annual rate of over 14%. We expect to spend approximately $165 million on dividends in 2008. Long-term, our targeted dividend payout is approximately 50-60% of net earnings, but will likely be higher for the next two years.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the past three years, we purchased a total of 27 million shares of our stock and reduced outstanding shares by about 12%. The cash available to repurchase shares will fluctuate each year, primarily from changes in earnings, timing of divestitures, and the pace of spending on acquisitions. Although no specific repurchase schedule has been established, we have a standing authorization from the Board of Directors to repurchase up to 10 million shares annually. In addition to the standing authorization, the Board has approved the repurchase of up to an additional 20 million shares in 2008 at management’s discretion, limited to the amount of divestiture proceeds.

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. In 2007, cash from operations increased 28% from 2006, as significant working capital improvements offset lower earnings. The working capital improvements resulted primarily from better accounts receivable collections and ongoing efforts to manage inventories.

In 2006, cash from operations increased 7% over 2005. Earnings grew in 2006, but were partially offset by increased working capital due to higher inventories. This inventory increase resulted primarily from softening demand in certain markets and opportunistic pre-buys of raw materials.

Working capital levels vary by segment, with the requirements of Commercial Fixturing & Components generally higher than overall company averages. Accounts receivable balances in this segment are typically higher due to the longer credit terms required to service certain customers of the Fixture & Display business. This business also requires higher inventory investments due to the custom nature of its products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

In the December 31, 2007 balance sheet, we have classified certain assets and liabilities of the planned divestitures as amounts “held for sale.” Depreciation and amortization are no longer recognized on these assets; accordingly, we anticipate that the 2008 depreciation and amortization expense will be approximately $35 million lower than 2007.

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2007		2006		2005
Long-term debt outstanding:
Scheduled maturities	$796		$906		$922
Average interest rates *	4.9%		5.0%		5.0%
Average maturities in years *	6.8		7.4		7.8
Revolving credit/commercial paper	205		154		—

Total long-term debt	1,001		1,060		922
Deferred income taxes and other liabilities	139		163		156
Shareholders’ equity	2,133		2,351		2,249

Total capitalization	$3,273		$3,574		$3,327

Unused committed credit:
Long-term	$395		$246		$400
Short-term	—		—		—

Total unused committed credit	$395		$246		$400

Current maturities of long-term debt	$89		$52		$99

Cash and cash equivalents	$205		$132		$65

Ratio of earnings to fixed charges **	2.5	x	5.0	x	5.9	x

*	These calculations include current maturities but exclude commercial paper.
**	Fixed charges include interest expense, capitalized interest, and implied interest included in operating leases.

The next table shows the percent of long-term debt to total capitalization at December 31, 2007 and 2006. We show this calculation in two ways:

•	Long-term debt to total capitalization as reported in the previous table.
•	Long-term debt to total capitalization, each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows more meaningful comparison to recent periods during which cash fluctuated significantly. We use these adjusted measures to monitor our financial leverage.

(Dollar amounts in millions)	2007	2006
Long-term debt	$1,001	$1,060
Current debt maturities	89	52
Cash and cash equivalents	(205)	(132)

Net debt	$885	$980

Total capitalization	$3,273	$3,574
Current debt maturities	89	52
Cash and cash equivalents	(205)	(132)

Net capitalization	$3,157	$3,494

Long-term debt to total capitalization	30.6%	29.7%

Net debt to net capitalization	28.0%	28.0%

Total debt (which includes long-term debt and current debt maturities) decreased $22 million in 2007. During the year, we added $64 million of debt, including $51 million of commercial paper borrowings, and repaid $86 million of debt that came due.

Since 2003, we’ve issued $730 million of fixed rate debt with an average remaining life at the end of 2007 of 7.5 years, and a weighted average interest rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit commitment that terminates in 2012. We expect any commercial paper issued under this agreement to be classified as long-term debt since we intend to maintain or increase the balance until it is replaced with long-term notes. At the end of 2007, $205 million in commercial paper was outstanding under this program.

With both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations, return cash to shareholders, and fund planned growth.

Most of our debt has fixed repayment dates. At the end of 2007, this debt consisted primarily of term notes. We have maintained a single A rating (from both Moody’s and Standard & Poor’s) on our term notes and public debt for over a decade. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1. This discussion is not a recommendation to buy, sell or hold the company’s public debt. Furthermore, these ratings are subject to revision and withdrawal at any time, and each should be evaluated separately.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations and commitments:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt*	$1,074	$79	$25	$207	$763
Capitalized leases	15	10	5	—	—
Operating leases	148	42	57	32	17
Purchase obligations**	403	403	—	—	—
Interest payments ***	309	53	86	72	98
Deferred income taxes	42	—	—	—	42
Other obligations (including pensions and reserves for tax contingencies)	96	7	13	9	67

Total contractual cash obligations	$2,087	$594	$186	$320	$987

*	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due. Long-term debt includes $205 million of outstanding commercial paper, which is generally due overnight. We have classified commercial paper as long-term debt (due in 3-5 years) since the commercial paper program is supported by a $600 million revolving credit agreement which terminates in 2012.
**	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
***	Interest payments are calculated on debt outstanding at December 31, 2007 at rates in effect at the end of the year. These totals include interest on the $205 million of outstanding commercial paper discussed above.

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

We provide additional details regarding our significant accounting policies in Note A to the financial statements on page 60.

Asset and Goodwill Impairment

Goodwill is assessed for impairment annually, and as triggering events occur. Other long-lived assets are tested for recoverability whenever events or circumstances indicate the carrying value may not be recoverable. The assessments are performed to ensure that future cash flows (from use of the assets) exceed the assets’ book value. In doing so, we make judgments and estimates about: a) the future cash flows expected from use (and eventual disposition) of the assets, and b) the assets’ fair market values. If actual future cash flows are lower than our estimates, we could incur future (unanticipated) impairment charges.

Our ten reporting units for goodwill purposes (related to continuing operations) are one level below our operating segments, and are the same as the business groups disclosed in “Item 1. Business.” We assess our reporting units for possible goodwill impairment on an annual basis and whenever events warrant. In doing so, we estimate the fair market values of our reporting units using a discounted cash flow model and comparable market values for similar entities using price to earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting unit is an important factor, but not the only factor, in our assessment.

In June 2007, we performed the annual goodwill impairment review and determined that no impairments were indicated for any reporting units. In the fourth quarter 2007, we performed an interim goodwill impairment review as a result of the November Strategic Plan which was considered a “triggering event” as defined in FAS 142. The fair value of each reporting unit was adjusted to reflect the significant decrease in the Company’s overall market value since June. In addition, individual reporting units impacted by the November Strategic Plan were revised to reflect updated margin and growth assumptions. As a result of this interim review, we determined that impairments were indicated for the Aluminum and Fixtures & Display reporting units, resulting in goodwill impairments of $83 million and $143 million, respectively. In addition, we recorded goodwill and asset impairments of $51 million in the fourth quarter 2007 relating to other held-for-sale locations.

Inventory

In determining the value of inventories, we make assumptions about the value of products that are obsolete or slow-moving (i.e. not selling very quickly). If we have had no sales of a given product for 12 months, those items are generally deemed to have no value. If we have more than a one-year’s supply of a product, we value that inventory at net realizable value (what we think we will recover). At December 31, 2007, we had reduced inventory values by $43 million (approximately 6% of total inventory not held for sale valued on a FIFO basis) to account for obsolete and slow moving items.

Workers’ Compensation, General Liability, and Employee Benefit Programs

We are substantially self-insured for certain costs related to workers’ compensation, automobile, product and general liability, property, and medical insurance. When estimating the potential amounts we might have to pay (since we are self-insured), we consider a number of factors, including historical claim experience, demographic factors, and potential recoveries from third party insurance carriers.

In 2005, we significantly increased our reserve for workers’ compensation to reflect higher costs of medical care and longer durations of claims (as more treatment options are available and can continue over longer periods of time).

Over the past five years, we have incurred, on average, $27 million annually for costs associated with these insurance programs. Average year-to-year variation over the past five years has been approximately $3 million. At December 31, 2007, we had accrued $72 million to cover future self-insurance liabilities.

Credit Losses

Our customers are diverse. Many are small-to-medium sized companies, and some are highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning. We regularly evaluate the ability of our customers to pay what they owe us. When we become aware of a specific customer’s potential inability to pay, we record a bad debt reserve for the amount we believe may not be collectible. We consider factors such as the length of time that receivables are past due, the financial health of the customer, industry and macroeconomic considerations, and historical experience.

The total amount of credit losses over the last three years is $19 million. At December 31, 2007, our reserves for doubtful accounts not held for sale totaled $23 million (about 3.4% of our accounts and notes receivable of $685 million).

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

To reflect market interest rates, in 2007 we increased the discount rate for our major pension plans from 5.75% to 6.0%. This follows an increase in 2006 from 5.5% to 5.75%. We continued to assume long-term returns of 8.0% on the assets of these plans, which was identical to our 2006 and 2005 assumptions.

Sensitivity to changes in the critical assumptions for our major plans is as follows:

•	Discount rate: a 25 basis point decrease in the discount rate would increase pension expense by approximately $.3 million and decrease the plans’ funded status by approximately $5 million.
•	Expected return on assets: a 25 basis point reduction in the expected return on assets would increase pension expense by $.5 million, but have no effect on the plans’ funded status.

We expect that the combined contribution in 2008 to our defined benefit plans will total approximately $2 million. On December 31, 2006, our defined benefit Retirement Plan covering non-union employees was frozen, thereby eliminating the future accrual of benefits to participants and closing the plan to future enrollment. This plan change reduced the projected benefit obligation by $12 million, and reduced 2007 pension expense by $4 million. Participants were moved to a defined contribution plan with a company contribution based upon the age of the participant.

Income Taxes

In the ordinary course of business, we must make estimates of the tax treatment of many transactions, even though the ultimate tax outcome may remain uncertain for some time. These estimates become part of the annual income tax expense reported in our financial statements. Subsequent to year end, we finalize our tax analysis and file income tax returns. Tax authorities periodically audit these income tax returns and examine our tax filing positions, including (among other things) the timing and amounts of deductions, and the allocation of income among tax jurisdictions. We adjust income tax expense in our financial statements in the periods in which the actual outcome becomes more certain.

At December 31, 2007, five open years were undergoing (or subject to) audit by the United States Internal Revenue Service (IRS) and Canada Revenue Agency. In 2005, audits in both countries for the years 2000 and

2001 were settled in all material respects with no significant adjustments. In 2006, the IRS examination for the years 2002 and 2003 was concluded. A final report was issued, and the net refund of approximately $11 million, plus interest, under review by the Joint Committee on Taxation as of December 31, 2006, was received in 2007. The largest issue pertained to a refund claim we made for a worthless stock deduction. The resolution of this item was reflected in 2006 as a reduction in the Company’s overall tax rate.

At December 31, 2007 and 2006, we had $25 million and $38 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount and source of future taxable income. Valuation reserves are established against future potential tax benefits to reflect the amounts that we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of such earnings.

Contingencies

Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.

The Company has been named as one of numerous defendants in several cases consolidated as Gray v. Derderian, Case No. 1:04-CV-312-L, U.S.D.C. R.I. This litigation resulted from a nightclub fire in West Warwick, Rhode Island involving multiple deaths and injuries. Along with other foam manufacturing defendants, the Company is alleged to have manufactured and sold bulk polyurethane foam to a foam fabricator in Rhode Island, who in turn, is alleged to have fabricated and sold foam sheets to the nightclub. The foam was among other materials alleged to have caught fire when pyrotechnics were ignited inside the nightclub. The plaintiffs are seeking monetary damages in an unspecified amount.

The litigation is in its early stages. We believe the Company has raised valid defenses to the claims. We intend to continue vigorously defending these claims. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation. However, the Company’s insurance coverages (including a $2 million self-retention amount) are sufficient to satisfy the latest settlement demand. Management does not believe the outcome will have a material effect on the Company’s financial condition or results of operation.

In 2005, we recorded a receivable of $5 million related to an ongoing international dispute over duties imposed by the United States on softwood lumber imported from Canada. In 2006 the U.S. and Canada finalized an agreement to settle this dispute and as a result, we were refunded $21 million in duties and interest for our claim. The refund was recorded as income ($16 million in 2006 and $5 million in 2005) and is reflected in earnings from discontinued operations. Since this claim is now settled, we do not anticipate any further payments.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the Company to recognize the funded status of each of its defined benefit postretirement plans as an asset or liability on the balance sheet. This requirement was effective as of December 31, 2006, and is reflected in the accompanying financial statements. SFAS 158 will also require the Company to measure the funded status of its plans as of year end beginning with the December 31, 2008 balance sheet. The Company currently uses September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. A proportionate allocation is made to cover the net benefit expense or income for the transition period and that amount will be recorded as an adjustment to beginning retained earnings on January 1,

2008. The Company has evaluated the effect of this standard and determined that it will not have a material impact on the Company’s financial statements.

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities of the Company beginning January 1, 2008. SFAS 157 is effective beginning January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has evaluated the effect of this standard and does not believe that it will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has evaluated the effect of this standard and determined that it will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141 (R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes, and acquired tax contingencies. SFAS 141 (R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141 (R) would also apply the provisions of SFAS 141 (R). The adoption of SFAS 141 (R) is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which seeks to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in their consolidated financial statements. SFAS 160 is also effective for the Company beginning January 1, 2009, and its adoption is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

INTEREST RATES

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. (See discussion of Net Investment Hedges provided in Note R on page 97 of the Notes to Consolidated Financial Statements). The fair value of fixed rate debt was less than its carrying value by $19.9 at December 31, 2007, and less than its carrying value by $43.5 at December 31, 2006. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of December 31, 2007 and December 31, 2006 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. A 50 basis point increase in the interest rate would result in an additional $20.8 reduction in the fair value of fixed rate debt. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2008	2009	2010	2011	2012	Thereafter	2007	2006
Principal fixed rate debt	$71.5	$15.0	—	—	—	$730.0	$816.5	$846.7
Average interest rate	6.31%	7.26%	—	—	—	4.72%	4.91%	4.99%
Principal variable rate debt	$.5	$.5	$8.5	$.5	$.5	$21.5	$32.0	$73.1
Average interest rate	3.72%	3.72%	3.51%	3.72%	3.72%	3.60%	3.58%	3.91%
Miscellaneous debt*							$240.8	$192.2

Total debt							$1,089.3	$1,112.0
Less: current maturities							$(88.7)	$(52.0)

Total long-term debt							$1,000.6	$1,060.0

*	Includes $205 and $154 of commercial paper in 2007 and 2006, respectively, supported by a $600 million revolving credit agreement which terminates in 2012.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate in derivative instruments. Information regarding cash flow hedges, fair value hedges and net investment hedges is provided in Note R on page 97 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

INVESTMENT IN FOREIGN SUBSIDIARIES

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge translation exposures, except for the net investment hedge discussed in Note R on page 97 to the Notes to the Consolidated Financial Statements. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment in foreign subsidiaries, including those held for sale, subject to translation exposure at December 31 is as follows:

Functional Currency	2007	2006
Canadian Dollar	$301.4	$316.9
European Currencies	328.5	299.5
Mexican Peso	87.7	79.8
Chinese Renminbi	125.8	115.7
Other	70.7	65.9

Total	$914.1	$877.8

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

Item  9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2007 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2007, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Report on Internal Control over Financial Reporting can be found on page 53, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 54 of this Form 10-K. Each is incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Amendment to Bylaws. On February 21, 2008 the Board of Directors amended our Bylaws. The amendments include, but are not limited to, the following:

(i)	Section 1.5 was amended to provide that no proxy given for vote at a shareholder meeting shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy;

(ii)	Section 2.1 was amended to delete the provision that the number of directors would be eleven in the absence of the Board setting a number of directors;

(iii)	Section 2.3 was amended to add the Chief Executive Officer to the list of persons who can request a waiver of the director retirement age provision;

(iv)	Section 2.6 was amended to require mandatory, standing Audit, Compensation and Nominating and Corporate Governance Committees, and to provide that the Chief Executive Officer will be a member of the Executive Committee; and

(v)	Section 3.2 was amended to provide that the Board (but not the Chairman acting alone) can terminate officers with or without cause, and the Chief Executive Officer can terminate those officers that he has the authority to appoint.

Because this Annual Report on Form 10-K is being filed within four business days from February 21, 2008, the amendments to the Bylaws are being disclosed hereunder rather than under Item 5.03 of Form 8-K. The Bylaws, as amended, are attached hereto and incorporated by reference as Exhibit 3.2

Amendment to 2004 Key Officers Incentive Plan Award Formula. On February 21, 2008 the Compensation Committee of the Board amended the Award Formula under the 2004 Key Officers Incentive Plan (“Plan”). Reference is made to the Plan which was filed March 1, 2006 as Exhibit 10.13 to the Company’s Form 10-K. The Award Formula was amended to change the definition of “Return” by adjusting earnings before interest and taxes (EBIT) to add back, or exclude, all restructuring related costs and asset impairment charges incurred by the Company in the fourth quarter of 2007, as the formula relates to the 2007 calendar year cash awards. This Award Formula is applicable to ten executives including David S. Haffner, President and Chief Executive Officer; Karl G. Glassman, Executive Vice President and Chief Operating Officer; Matthew C. Flanigan, Chief Financial Officer; and Paul R. Hauser, Senior Vice President, President—Residential Furnishings Segment.

Because this Annual Report on Form 10-K is being filed within four business days from February 21, 2008, the amendments to the Award Formula are being disclosed hereunder rather than under Item 5.02(e) of Form 8-K. The Award Formula is attached hereto and incorporated by reference as Exhibit 10.9.

Assignment and Assumption of Credit Agreement. On February 22, 2008 the Company consented to the assignment and assumption by certain banking institutions that are parties to the Company’s $600 million multi-currency revolving credit agreement, dated August 5, 2005, as amended (“Credit Agreement”). Bank of America, N.A. assigned $10 million of its $75 million lending commitment to Bank of Tokyo-Mitsubishi UFJ, Ltd., retaining a $65 million commitment. The Bank of New York assigned its $30 million lending commitment to Comerica Bank. Bank of Tokyo-Mitsubishi UFJ, Ltd. and Comerica Bank agreed to assume the respective obligations assigned to them under the Credit Agreement. Below is a listing of the current participating banks along with their respective commitments under the Credit Agreement.

Lender	Commitment
JPMorgan Chase Bank, N.A.	$70,000,000
Wachovia Bank, N.A.	70,000,000
Bank of America, N.A.	65,000,000
U.S. Bank National Association	50,000,000
Wells Fargo Bank, National Association	50,000,000
BNP Paribas	40,000,000
SunTrust Bank	40,000,000
HSBC Bank USA National Association	40,000,000
Toronto Dominion (Texas) LLC	40,000,000
Bank of Tokyo-Mitsubishi UFJ, Ltd.	40,000,000
Comerica Bank	30,000,000
UMB Bank	30,000,000
Arvest Bank	20,000,000
Bank of China, New York Branch	15,000,000

Total	$600,000,000

Reference is made to (i) the Credit Agreement, dated August 5, 2005 among the Company, Wachovia Bank, National Association as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions, filed August 9, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K; (ii) the First Amendment to Credit Agreement, dated July 31, 2006, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions, filed August 3, 2006 as Exhibit 10.1 to the Company’s Form 10-Q; and (iii) the Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions, filed May 4, 2007 as Exhibit 10.3 to the Company’s Form 8-K.

The listed banks and/or their affiliates have provided, from time to time, and may continue to provide commercial banking and related services, as well as investment banking, financial advisory and other services to us and/or our affiliates, for which we have paid, and intend to pay, customary fees, and in some cases, out of pocket expenses.

Because this Annual Report on Form 10-K is being filed within four business days from February 22, 2008, the assignments and assumptions of the Credit Agreement are being disclosed hereunder rather than under Item 1.01 of Form 8-K. The Assignment and Assumption agreement between Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ, Ltd., and the Assignment and Assumption agreement between The Bank of New York and Comerica Bank are attached hereto and incorporated herein as Exhibit 10.20.1 and Exhibit 10.20.2, respectively.

Change in Director Nominees. On February 21, 2008 the Board of Directors nominated all of the Company’s current directors to stand for re-election, except Harry M. Cornell, Jr. and Felix E. Wright. Section 2.3 of our By-laws states that no director upon reaching age 72 shall stand for election to the Board unless a waiver is given. Neither Mr. Cornell nor Mr. Wright requested a waiver and the Board did not waive this provision. Both Mr. Cornell and Mr. Wright will continue to serve as directors of the Company until their current term expires on May 8, 2008.

Because this Annual Report on Form 10-K is being filed within four business days from February 21, 2008, the change in director nominees is being disclosed hereunder rather than under Item 5.02(b) of Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The section entitled “Proposal No. 1—Election of Directors” and subsections entitled “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2008, are incorporated by reference.

Directors of the Company

Directors are elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors, except Messrs. Cornell and Wright, have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 8, 2008. If a nominated director fails to receive an affirmative majority of the votes cast in the director election, the director has agreed to submit a resignation to the Board. The Board, in its discretion, may accept the resignation.

Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Messrs. Haffner and Glassman provide that they may terminate the agreement if not elected as a director. (See the Exhibit Index on page 104 for reference to the agreements.)

Raymond F. Bentele, age 71, served as President and Chief Executive Officer of Mallinckrodt, Inc., a manufacturer of medical and specialty chemical products, from 1981 until his retirement in 1992. He serves as a director of The Mosaic Company, a producer of crop nutrient minerals, and AMCON Distributing Company, a distributor of food and beverage products. He was first elected as a director of the Company in 1995.

Ralph W. Clark, age 67, was a Vice President of International Business Machines Corporation (IBM) from 1988 until 1994. He also served as Chairman of Frontec AMT Inc., a software company, until his retirement in 1998. Mr. Clark was first elected as a director of the Company in 2000.

Harry M. Cornell, Jr., age 79, is Chairman Emeritus of the Company’s Board of Directors. He has served the Company in various capacities since 1950, including President from 1960 to 1982 and Chief Executive Officer from 1960 to 1999. Mr. Cornell was Chairman of the Board from 1982 to 2002. He was first elected as a director of the Company in 1958.

Robert Ted Enloe, III, age 69, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. He also served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. He served as President and Interim CEO of Surgient Networks, Inc., a computer equipment and software company, during 2002. Mr. Enloe serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. He was first elected as a director of the Company in 1969.

Richard T. Fisher, age 69, has been Senior Managing Director, Midwest Division of Oppenheimer & Co., an investment banking firm since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher was first elected as a director of the Company in 1972.

Karl G. Glassman, age 49, was appointed Chief Operating Officer of the Company in 2006 and Executive Vice President in 2002. He previously served the Company as President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002 and President of Bedding Components from 1996 through 1998. Mr. Glassman has served the Company in various capacities since 1982. He was first elected as a director of the Company in 2002.

David S. Haffner, age 55, was appointed Chief Executive Officer of the Company in 2006 and has served as President of the Company since 2002. He previously served as the Company’s Chief Operating Officer from 1999 to 2006, Executive Vice President from 1995 to 2002 and has served the Company in other capacities since 1983. Mr. Haffner serves as a director of Bemis Company, Inc., a manufacturer of flexible packaging and pressure sensitive materials. Mr. Haffner was first elected as a director of the Company in 1995.

Joseph W. McClanathan, age 55, has served as President and Chief Executive Officer of the Energizer Battery Division of Energizer Holdings, Inc., a manufacturer of dry cell batteries and flashlights, since January 2004. Prior to his current position, he served Energizer as President, North America, from 2002 to 2004, and as Vice President, North America, from 2000 to 2002. He was first elected as a director of the Company in 2005.

Judy C. Odom, age 55, served as Chairman of the Board and Chief Executive Officer of Software Spectrum, Inc., a computer software company, until 2002. She is a director of Harte Hanks Inc., a direct marketing company. Ms. Odom was first elected as a director of the Company in 2002.

Maurice E. Purnell, Jr., age 68, has been Of Counsel to the law firm of Locke Lord Bissell & Liddell LLP since 2002. He was a partner of Locke Liddell from 1972 to 2002. Mr. Purnell was first elected as a director of the Company in 1988.

Phoebe A. Wood, age 54, is Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer. She was appointed Vice Chairman in 2007 and has served as Chief Financial Officer since 2001. She also served as Executive Vice President from 2001 to 2006. Ms. Wood’s previous experience includes various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. Ms. Wood was first elected as a director of the Company in 2005.

Felix E. Wright, age 72, has served as employee Chairman of the Company’s Board of Directors since 2002. He also served as Chief Executive Officer of the Company from 1999 to 2006, as Vice Chairman of the Company’s Board of Directors from 1999 to 2002 and as Chief Operating Officer from 1979 to 1999. Mr. Wright has served in various other capacities since 1959. He was first elected as a director of the Company in 1977.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s Internet website at http://www.leggett.com. Each of these documents is available in print to any shareholder, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage Missouri 64836. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12 month period. The Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsections entitled “Board and Committee Composition and Meetings” and “Director Compensation” together with the section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2008, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2008, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The section entitled “Transactions with Related Persons” and the subsections entitled “Director Independence and Presiding Director,” “Board and Committee Composition and Meetings” and “Review of Related Person Transactions” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2008, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The section entitled “Independent Auditor Fees and Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 8, 2008, is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

The Reports, Financial Statements and Financial Statement Schedules listed below are included in this Form 10-K:

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2007
•	Consolidated Balance Sheets at December 31, 2007 and 2006
•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007
•	Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2007
•	Notes to Consolidated Financial Statements
•	Quarterly Summary of Earnings (Unaudited)
•	Schedule II—Valuation and Qualifying Accounts and Reserves

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.

(b) Exhibits—See Exhibit Index beginning on page 104.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31,

2007, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, as of December 31, 2007. Their report appears in this Form 10-K.

/s/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN
David S. Haffner President and Chief Executive Officer	Matthew C. Flanigan Senior Vice President and Chief Financial Officer

February 25, 2008	February 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Leggett & Platt, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO
February 25, 2008

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year ended December 31
(Amounts in millions, except per share data)	2007	2006	2005
Net sales	$4,306.4	$4,333.0	$4,257.5
Cost of goods sold	3,507.8	3,523.6	3,478.3

Gross profit	798.6	809.4	779.2
Selling and administrative expenses	440.6	401.9	395.5
Amortization of intangibles	23.3	15.8	7.8
Impairment of goodwill	142.6	—	—
Other expense, net	14.6	9.5	31.1

Earnings from continuing operations before interest and income taxes	177.5	382.2	344.8
Interest expense	58.6	54.2	45.7
Interest income	9.5	6.4	6.6

Earnings from continuing operations before income taxes	128.4	334.4	305.7
Income taxes	77.4	98.8	87.6

Earnings from continuing operations	51.0	235.6	218.1
Earnings (loss) from discontinued operations, net of tax	(62.2)	64.7	33.2

Net earnings (loss)	$(11.2)	$300.3	$251.3

Earnings per share from continuing operations
Basic	$0.28	$1.26	$1.13

Diluted	$0.28	$1.26	$1.13

Earnings (loss) per share from discontinued operations
Basic	$(0.34)	$.35	$.17

Diluted	$(0.34)	$.35	$.17

Earnings (loss) per share, net
Basic	$(0.06)	$1.61	$1.30

Diluted	$(0.06)	$1.61	$1.30

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$205.4	$131.9
Accounts and other receivables, net	640.2	853.8
Inventories
Finished goods	348.3	428.6
Work in process	54.2	97.9
Raw materials and supplies	260.4	370.9
LIFO reserve	(63.7)	(71.1)

Total inventories, net	599.2	826.3
Other current assets	104.6	82.1
Current assets held for sale	285.0	—

Total current assets	1,834.4	1,894.1

Property, Plant and Equipment—at cost
Machinery and equipment	1,157.7	1,536.8
Buildings and other	603.6	723.3
Land	49.7	70.1

Total property, plant and equipment	1,811.0	2,330.2
Less accumulated depreciation	1,084.1	1,367.4

Net property, plant and equipment	726.9	962.8
Other Assets
Goodwill	931.3	1,149.3
Other intangibles, less accumulated amortization of $65.9 and $49.0 at December 31, 2007 and 2006, respectively	232.2	182.9
Sundry	78.2	57.1
Non-current assets held for sale	269.5	19.1

Total other assets	1,511.2	1,408.4

TOTAL ASSETS	$4,072.5	$4,265.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$88.7	$52.0
Accounts payable	227.6	259.0
Accrued expenses	274.6	268.0
Other current liabilities	136.3	112.2
Current liabilities held for sale	72.4	—

Total current liabilities	799.6	691.2

Long-term Liabilities
Long-term debt	1,000.6	1,060.0
Other long-term liabilities	96.3	95.9
Deferred income taxes	42.3	67.1
Non-current liabilities held for sale	1.0	—

Total long-term liabilities	1,140.2	1,223.0

Commitments and Contingencies

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	500.0	493.4
Retained earnings	2,122.3	2,270.7
Accumulated other comprehensive income	193.5	75.6
Less treasury stock—at cost (30.1 and 20.8 shares at December 31, 2007 and 2006, respectively)	(685.1)	(490.6)

Total shareholders’ equity	2,132.7	2,351.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,072.5	$4,265.3

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
(Amounts in millions)	2007	2006	2005
Operating Activities
Net earnings (loss)	$(11.2)	$300.3	$251.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	156.9	156.6	160.8
Amortization	26.5	18.8	10.3
Impairment charges:
Goodwill	243.0	—	—
Other long-lived assets	44.1	4.3	24.3
Writedown of inventories	22.5	10.7	24.9
Net gain from sales of assets	(35.8)	(10.3)	(4.9)
Deferred income tax (benefit) expense	(56.1)	5.3	(35.6)
Stock-based compensation	49.0	48.6	44.8
Other	(6.9)	8.6	2.6
Other changes, excluding effects from acquisitions and divestitures:
Decrease (increase) in accounts and other receivables	98.9	11.1	(18.0)
Decrease (increase) in inventories	65.5	(61.2)	(50.4)
Decrease (increase) in other current assets	10.5	(2.9)	9.9
Increase (decrease) in accounts payable	13.0	(5.3)	—
(Decrease) increase in accrued expenses and other current liabilities	(6.2)	(5.7)	28.3

Net Cash Provided by Operating Activities	613.7	478.9	448.3
Investing Activities
Additions to property, plant and equipment	(148.8)	(166.3)	(164.2)
Purchases of companies, net of cash acquired	(111.3)	(83.2)	(181.0)
Proceeds from sales of assets	111.9	31.8	21.5
Other	(9.8)	(13.8)	(14.8)

Net Cash Used for Investing Activities	(158.0)	(231.5)	(338.5)
Financing Activities
Additions to debt	154.5	187.0	246.0
Payments on debt	(188.5)	(114.0)	(433.0)
Dividends paid	(124.8)	(121.1)	(118.4)
Issuances of common stock	7.2	10.6	9.5
Purchases of common stock	(237.1)	(150.3)	(236.4)
Other	(2.8)	1.7	—

Net Cash Used for Financing Activities	(391.5)	(186.1)	(532.3)

Effect of Exchange Rate Changes on Cash	9.3	5.7	(3.9)

Increase (decrease) in Cash and Cash Equivalents	73.5	67.0	(426.4)
Cash and Cash Equivalents—Beginning of Year	131.9	64.9	491.3

Cash and Cash Equivalents—End of Year	$205.4	$131.9	$64.9

Supplemental Information
Interest paid	$59.9	$57.9	$56.5
Income taxes paid	118.7	136.9	138.9
Property, plant and equipment acquired through capital leases	3.5	3.5	5.0
Liabilities assumed of acquired companies	47.9	22.5	99.7

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31
(Amounts in millions, except per share data)	2007	2006	2005
Common Stock
Balance, beginning and end of period	$2.0	$2.0	$2.0

Additional Contributed Capital
Balance, beginning of period	$493.4	$464.4	$452.5
Stock options and benefit plans transactions	21.4	38.3	18.8
Treasury stock issued	(16.2)	(11.3)	(9.0)
Tax benefit related to stock options	1.4	2.0	2.1

Balance, end of period	$500.0	$493.4	$464.4

Retained Earnings
Balance, beginning of period	$2,270.7	$2,093.1	$1,961.5
Net earnings (loss)	(11.2)	300.3	251.3
Cash dividends declared (per share: 2007—$.78; 2006—$.67; 2005—$.63)	(137.2)	(122.7)	(119.7)

Balance, end of period	$2,122.3	$2,270.7	$2,093.1

Treasury Stock
Balance, beginning of period	$(490.6)	$(376.8)	$(185.2)
Treasury stock purchased	(245.0)	(151.8)	(238.9)
Treasury stock issued	50.5	38.0	47.3

Balance, end of period	$(685.1)	$(490.6)	$(376.8)

Accumulated Other Comprehensive Income
Balance, beginning of period	$75.6	$66.3	$82.3
Changes in foreign currency translation adjustments, net investment and cash flow hedges, and defined benefit plans, net of tax	117.9	29.1	(16.0)
Adjustment to initially apply SFAS 158	—	(19.8)	—

Balance, end of period	$193.5	$75.6	$66.3

Total Shareholders’ Equity	$2,132.7	$2,351.1	$2,249.0

Comprehensive Income
Net earnings (loss)	$(11.2)	$300.3	$251.3
Foreign currency translation adjustments	94.0	33.9	(21.9)
Net investment hedges	(1.1)	(1.1)	2.8
Cash flow hedges	2.9	(5.6)	4.3
Other	.2	(.2)	—
Defined benefit plans	21.9	2.1	(1.2)

Total Comprehensive Income	$106.7	$329.4	$235.3

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2007, 2006 and 2005

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

INVENTORIES: All inventories are stated at the lower of cost or market. The Company generally uses standard costs which include materials, labor and production overhead. The cost for approximately 49% of the Company’s inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals and foam scrap. The first-in, first-out (FIFO) method, which is approximated by the Company’s standard costs, is principally used for the remainder of our inventories. The FIFO cost of inventories at December 31, 2007 and 2006 approximated expected replacement cost. Inventories are reviewed at least quarterly for slow moving and potentially obsolete items using actual inventory turnover, and if necessary, are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory not held for sale on a FIFO basis were $42.6 and $32.0, as of December 31, 2007 and 2006, respectively.

PLANNED DIVESTITURES: Significant accounting policies associated with a decision to dispose of a business are discussed below:

Discontinued Operations—A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

If a business is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the income statement. Interest on debt not directly attributable to the discontinued operation is not allocated to discontinued operations.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Gains and losses related to the sale of business components that do not meet the discontinued operation criteria are reported in continuing operations and separately disclosed if significant.

Assets Held for Sale—An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

Assets Held for Use—If a decision to dispose of an asset or a business is made and the held for sale criteria are not met, it is considered held for use. Assets of the business are evaluated for recoverability in the following order: (i) assets other than goodwill, property and intangibles; (ii) property and intangibles subject to amortization; and (iii) goodwill. In evaluating the recoverability of property and intangible assets subject to amortization, in a held for use business, the carrying value is first compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition. If the carrying value exceeds the undiscounted expected cash flows, then a fair value analysis is performed. An impairment charge is recognized if the carrying value exceeds the fair value. There are inherent judgments and estimates used in determining future cash flows and it is possible that additional impairment charges may occur in future periods. In addition, the sale of assets can result in the recognition of a gain or loss that differs from that anticipated prior to the closing date.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost, less accumulated depreciation. Assets are depreciated by the straight-line method and salvage value, if any, is assumed to be minimal. Depreciable lives primarily range from 3 to 20 years for machinery and equipment with a weighted average life of 10 years; 10 to 40 years for buildings with a weighted average life of 28 years; and 3 to 15 years for other items with a weighted average life of 6 years. Accelerated methods are used for tax purposes.

Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable as discussed above.

GOODWILL: Goodwill results from the Company’s acquisition of existing businesses and is not amortized; it is assessed for impairment annually and as triggering events may occur. The corporation performs its annual review in the second quarter of each year. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. Reporting units are business groups one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

If the carrying value of the group exceeds its fair value, the second step of the process is necessary and involves a comparison of the implied fair value and the carrying value of the goodwill of that group. If the carrying value of the goodwill of a group exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the business groups. In making this assessment, we estimate the fair market values of our reporting units using a discounted cash flow

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

model and comparable market values for similar entities using price to earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting unit is an important factor, but not the only factor, in our assessment. There are inherent assumptions and judgments required in the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

OTHER INTANGIBLE ASSETS: Substantially all of the Company’s other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 to 40 years with a weighted average of 14 years. Intangibles with indefinite lives are not amortized, but instead are reviewed for impairment annually or as triggering events may occur.

Other intangible assets are evaluated for impairment using a process similar to that used in evaluating the recoverability of property, plant and equipment.

STOCK-BASED COMPENSATION: Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation.” The Company selected the prospective transition method permitted by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosures.” Accordingly, after January 1, 2003 the Company began expensing the fair value of stock options granted and began expensing the 15% and 20% purchase discounts allowed for under its employee stock plans. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS 123. Given the previous adoption of SFAS 123, SFAS 123(R) did not have a significant impact on the Company’s financial statements. As part of its adoption of SFAS 123(R), the Company calculates any tax benefit windfalls or shortfalls for stock-based compensation under the provisions of SFAS 123(R). The earnings per share for the years ended December 31, 2007, 2006 and 2005 were the same as if the fair value method under SFAS 123(R) had been applied to all outstanding and unvested awards.

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

SHIPPING AND HANDLING FEES AND COSTS: The Company reports Shipping and Handling Fees and Costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Consolidated Statements of Operations all amounts billed to customers by the Company related to shipping and handling are included in “Net sales” and the Company’s shipping and handling costs are included in “Cost of goods sold.”

RESTRUCTURING COSTS: The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Certain termination benefits for which employees are required to render service are recognized ratably over the respective future service periods.

INCOME TAXES: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. A valuation allowance is provided to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized. A provision is also made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. This provision would be substantially offset by available foreign tax credits.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: The Company manufactures, markets, and distributes engineered products for the various end markets described in Note O. Operations are principally located in the United States, although the Company also has operations in Canada, Europe, Latin America, Asia, Australia and South Africa.

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

OTHER RISKS: Although the Company obtains insurance for workers’ compensation, automobile, product and general liability, property loss and medical claims, it has elected to retain a significant portion of expected losses through the use of deductibles. Accrued liabilities include estimates for both unpaid, reported claims and for claims incurred but not yet reported. Provisions for losses are recorded based upon estimates of the aggregate liability for claims incurred utilizing the Company’s prior experience and information provided by its third-party administrators and insurance carriers.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company utilizes derivative financial instruments (individually or in combinations) to manage market and financial risks related to interest rates, foreign currency and commodities. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however some instruments that economically manage currency risk may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate in derivative instruments.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Under hedge accounting, the Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. The process includes the linking of the derivative instruments that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses both at inception and on a quarterly basis thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be highly effective, deferred gains or losses are recorded in the Consolidated Statements of Operations.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in “Other current” or “Sundry” assets or “Other current” or “Other long-term” liabilities. The fair value is based upon market quotes.

On the date the contract is entered into, the Company designates the derivative as one of the following types of hedging instruments and accounts for it as follows:

Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is designated as a cash flow hedge. The effective portion of the change in fair value of a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in other comprehensive income is reported on the same line of the Consolidated Statements of Operations as the hedged item to match the gain or loss on the derivative to the gain or loss on the hedged item. Any ineffective portion of the changes in the fair value of the cash flow hedge is reported in the Consolidated Statements of Operations on the same line as the hedged item.

Fair Value Hedge—The hedge of a recognized asset or liability or an unrecognized firm commitment is designated a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the Consolidated Statements of Operations on the same line as the hedged item.

Net Investment Hedge—The hedge of a net investment in a foreign operation is designated a net investment hedge. The effective portion of the change in the fair value of derivatives, based upon spot rates, used as a net investment hedge of a foreign operation is recorded in other comprehensive income on the Consolidated Statements of Changes in Shareholders’ Equity. Any ineffective portion of the change in the fair value of an instrument designated as a net investment hedge is recorded in the Consolidated Statements of Operations.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2007 presentation:

•	In the Consolidated Statements of Operations and all related notes—Prior periods have been retrospectively adjusted to reflect the effect of discontinued operations. (See Note B.)
•	In the Consolidated Balance Sheets—“Non-current assets held for sale” previously included in “Sundry assets”, is now disclosed as a separate line item.
•

In the Consolidated Statements of Cash Flows—Activity from the divestiture of small businesses previously included in the “Other” line item within Operating Activities and Investing Activities is now included in “Net gain from sales of assets” and “Proceeds from sales of assets”, respectively.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

•

In Notes D, E and O—Prior year segment information has been retrospectively adjusted to reflect discontinued operations and an organizational change that moved certain operations between two segments. The impact of this change is described in Notes D, E and O.

NEW ACCOUNTING STANDARDS: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the Company to recognize the funded status of each of its defined benefit postretirement plans as an asset or liability on the balance sheet. This requirement was effective as of December 31, 2006, and is reflected in the accompanying financial statements. SFAS 158 will also require the Company to measure the funded status of its plans as of year end beginning with the December 31, 2008 balance sheet. The Company currently uses September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. A proportionate allocation is made to cover the net benefit expense or income for the transition period and that amount will be recorded as an adjustment to beginning retained earnings on January 1, 2008. The Company has evaluated the effect of this standard and does not believe it will have a material impact on the Company’s financial statements.

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities, valuing hedge-related derivative financial instruments, allocating purchase price to the assets and liabilities of acquired companies, and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities of the Company beginning January 1, 2008. SFAS 157 is effective beginning January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has evaluated the effect of this standard and does not believe it will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has evaluated the effect of this standard and determined that it will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141 (R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141 (R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141 (R) would also apply the provisions of SFAS 141 (R). The adoption of SFAS 141 (R) is not expected to have a material impact on the Company’s financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which seeks to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, as equity in their consolidated financial statements. SFAS 160 is also effective for the Company beginning January 1, 2009, and its adoption is not expected to have a material impact on the Company’s financial statements.

B—Discontinued Operations and Assets Held for Sale

In March 2007, the Company sold its Prime Foam Products unit and has reported the business as discontinued operations in the Consolidated Statements of Operations. The sale of this unit resulted in a pre-tax gain of $23.7 ($12.1 net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Residential Furnishings Segment and produced foam primarily used for cushioning by upholstered furniture and bedding manufacturers.

In November 2007, after significant study, the Company determined that it will exit certain of its business activities. This includes the anticipated divestiture of some operations, the pruning of some business and the closure of certain underperforming plants.

As part of the 2007 Strategic Plan, the Company will manage its business units as a portfolio with different roles (Grow, Core, Fix or Divest) for each business unit based upon competitive advantages, strategic position and financial health. Those in the Grow category will provide avenues for profitable growth and investment in competitively advantaged positions. Those in the Core category are charged with enhancing productivity, maintaining or improving market share, and generating cash flow while using minimal amounts of capital. Business units in the Fix category will be given limited time in which to rapidly and significantly improve performance, while those in the Divest category will be actively marketed for sale or closed.

The largest portion of the exit activities is the anticipated divestiture of the Company’s Aluminum Products segment and all or a portion of six additional business units. The Aluminum Products segment and five of the business units are classified as held for sale and included in discontinued operations: two are in the Residential Furnishings segment (Fibers and Wood Products); two are in the Commercial Fixturing & Components segment (Storage Products and Plastics); and one is in the Specialized Products segment (the dealer portion of Commercial Vehicle Products). A sixth business unit in the Residential Furnishings segment (Coated Fabrics) is also targeted for divestiture in 2008, but does not yet meet the criteria for either held for sale or discontinued operations.

The pre-tax proceeds generated from the divestitures are expected to recover the carrying value of the assets held for sale. At December 31, 2007, $481 of net assets were classified as held for sale, of which $15 represented assets not associated with the 2007 Strategic Plan. The net assets held for sale can fluctuate due to changes in working capital until these businesses are divested.

In addition to these divestitures, the Company anticipates eliminating approximately 20% of the Store Fixture business unit’s least profitable revenue. This unit was placed in the Fix category and given a 12-month deadline in which to improve performance. Finally, several Grow and Core business units, though otherwise healthy, contain individual plants operating at unacceptable profit levels. The Company anticipates the closure or disposition of a number of these unprofitable facilities. The majority of these facilities have not met the requirements to be classified as held for sale or discontinued operations. Thus far, the Company has identified two operations that it plans to divest; one is an automotive seating components operation in the Specialized Products segment, the other is a Fixture & Display operation in the Commercial Fixturing & Components segment. Both of these operations are

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

classified as held for sale, but only the automotive seating components operation met the requirements for discontinued operations reporting at December 31, 2007.

The Company anticipates that the exit activities will be completed by the end of 2008.

Results from discontinued operations for the years ended December 31 were as follows:

	2007	2006	2005
External sales:
Residential Furnishings:
Prime Foam Products Unit	$44.4	$191.6	$143.4
Wood Products Unit	52.6	54.3	81.8
Fibers Unit	88.3	97.4	98.4
Commercial Fixturing & Components:
Plastics Unit	44.7	48.6	48.8
Storage Products Unit	92.9	104.0	102.7
Aluminum Products Segment	493.8	543.3	515.9
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	88.5	98.6	18.3
An automotive seating components operation	37.3	34.6	32.5

External sales	$942.5	$1,172.4	$1,041.8

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$25.4	$22.1	$8.1
Wood Products Unit	(12.4)	15.0	(2.4)
Fibers Unit	5.0	8.0	4.6
Commercial Fixturing & Components:
Plastics Unit	5.0	4.3	2.9
Storage Products Unit	5.7	4.9	2.2
Aluminum Products Segment	(77.7)	46.8	35.1
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	(25.0)	.1	(1.5)
An automotive seating components operation	(15.1)	(1.4)	2.4

Earnings (loss) before interest and income taxes	(89.1)	99.8	51.4
Interest (expense) income	(2.3)	.6	(.9)
Income tax benefit (expense)	29.2	(35.7)	(17.3)

Earnings (loss) from discontinued operations, net of tax	$(62.2)	$64.7	$33.2

The above amounts include the impact of asset impairment and restructuring charges discussed in Notes C and D.

Net assets held for sale by segment at December 31 were as follows:

	2007
	Assets	Liabilities	Net Assets
Residential Furnishings	$69.3	$6.8	$62.5
Commercial Fixturing & Components	91.9	9.3	82.6
Aluminum Products	332.7	49.2	283.5
Industrial Materials	3.8	—	3.8
Specialized Products	56.8	8.1	48.7

Net assets held for sale	$554.5	$73.4	$481.1

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

2007
Receivables, net	$121.2
Inventories	147.9
Prepaid expenses and other current assets	15.9

Total current assets held for sale	285.0

Property, plant and equipment, net	226.8
Goodwill, net	33.6
Patents and other intangible assets, net	7.9
Other assets	1.2

Total non-current assets held for sale	269.5

Total assets held for sale	$554.5

Current maturities of long-term debt	$.1
Accounts payable	59.3
Accrued expenses	11.8
Other current liabilities	1.2

Total current liabilities held for sale	72.4

Long-term debt	.4
Other long-term liabilities	.6

Total long-term liabilities held for sale	1.0

Total liabilities held for sale	$73.4

The above table includes $15.1 of property, plant and equipment held for sale at December 31, 2007 not associated with the exit activities described earlier. At December 31, 2006 the Company had $19.1 of property, plant and equipment held for sale from the closings of various operations and prior year restructurings.

C—Impairment Charges

As discussed in Note B, in November 2007, the Company determined that it will exit certain of its business activities, and adopted a new strategic plan. The Company determined finalization and approval of the activities associated with the strategic plan was considered a triggering event under the requirements of SFAS 142 “Goodwill and Other Intangible Assets” and SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets” which required the Company to perform certain impairment reviews in the fourth quarter of 2007.

In June 2007, the Company performed its annual goodwill impairment review and determined that no impairments were indicated for any of the reporting units. Subsequently, as part of a major strategic review, which was broader in scope, more strategic in nature, and more long-term oriented than any previous reviews, the Company assessed the structure and financial attractiveness of its various markets, and the Company’s competitive position in those markets. Based upon new facts and perspectives obtained from this review, the Company reduced the operating margin and growth rate expectations for several of its business units. In addition, fair values for all reporting units were lowered as a result of the significant decrease in the Company’s overall market value since June 2007. There were no impairments recorded prior to the strategic review process because the Company believed that operations would generate sufficient cash flows to recover their carrying amounts.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

As a result of the interim goodwill impairment review performed in the fourth quarter 2007 and the requirement to record the businesses held for sale at fair value less cost to sell, the Company incurred a number of impairment charges. The pre-tax impact of these charges on continuing and discontinued operations is summarized in the following table. Asset impairments associated with continuing operations are reported on the Statements of Operations in “Impairment of goodwill” and “Other expense, net.” Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	2007			2006	2005
	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments	Other Long- Lived Asset Impairments	Other Long- Lived Asset Impairments
Impairment charges recognized in continuing operations
Residential Furnishings:
Coated Fabrics Unit	$—	$5.2	$5.2	$—	$—
Other units	—	1.8	1.8	3.5	12.0
Commercial Fixturing & Components:
Fixture & Display Group	142.6	3.4	146.0	.2	1.9
Industrial Materials	—	.9	.9	—	3.3
Specialized Products	—	—	—	.5	1.1

Total impairment charges recognized in continuing operations	$142.6	$11.3	$153.9	$4.2	$18.3

Impairment charges recognized in discontinued operations
Residential Furnishings:
Wood Products Unit	$2.9	$10.1	$13.0	$.1	$4.6
Prime Foam Products Unit	—	—	—	—	.3
Aluminum Products Segment	83.3	6.1	89.4	—	1.1
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	10.3	10.0	20.3	—	—
An automotive seating components operation	3.9	6.6	10.5	—	—

Total impairment charges recognized in discontinued operations	$100.4	$32.8	$133.2	$.1	$6.0

Total impairment charges	$243.0	$44.1	$287.1	$4.3	$24.3

Other long-lived asset impairments are primarily related to property, plant and equipment.

Of the total impairment charges for the year ended December 31, 2007, $276.7 were associated with the 2007 Strategic Plan. The impairment charges in 2006 and 2005 were incurred primarily in conjunction with the 2005 Closure and Consolidation Initiative.

D—Restructuring

The Company has implemented various cost reduction initiatives in 2007, 2006 and 2005 to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the “2007 Strategic Plan” and “2005 Closure and

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Consolidation Initiative” described below, none of these initiatives have individually resulted in a material charge to earnings for any of the periods presented. The details regarding all of the Company’s net restructuring-related costs for the periods presented are provided below.

Total restructuring and other special charges for each of the three years ended December 31 were comprised of:

	2007	2006	2005
Severance and other restructuring costs	$15.5	$15.5	$20.0
Inventory obsolescence and other	11.1	(.2)	14.1
(Gain) from sale of assets	(8.9)	(7.6)	(3.5)

Total restructuring and other special charges	$17.7	$7.7	$30.6

Total restructuring and other special charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations” and totaled $5.2 in 2007; $1.2 in 2006; and $3.8 in 2005.

2007 Strategic Plan

As discussed in Note B, in November 2007, the Company adopted a new strategic plan which includes the exit of certain businesses. The Company anticipates that the exit activities will be complete by the end of 2008.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	Restructuring Charges	Inventory Obsolescence and Other	Total Amount Incurred in 2007
Continuing Operations:
Residential Furnishings	$—	$2.3	$2.3
Commercial Fixturing & Components	2.8	1.7	4.5

Total Continuing Operations (1)	2.8	4.0	6.8

Discontinued Operations:
Residential Furnishings	—	3.4	3.4
Specialized Products	.5	—	.5

Total Discontinued Operations (2)	.5	3.4	3.9

Total (3)	$3.3	$7.4	$10.7

(1)	Restructuring charges associated with continuing operations are reported on the Statements of Operations in “Other expense, net.” Inventory obsolescence associated with continuing operations are reported in “Cost of Goods Sold.” Restructuring charges of $2.8 are comprised of $.8 employee termination costs and $2.0 contract termination costs.
(2)	Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations.” Restructuring charges of $.5 are comprised of $.1 employee termination costs and $.4 other exit costs, primarily plant closure and asset relocation.
(3)	The restructuring charges of $3.3 were cash charges.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The accrued liability associated with the 2007 Strategic Plan consisted of the following:

	2007 Charges	Payments	Balance at December 31, 2007
Termination benefits	$.9	$.1	$.8
Contract termination costs	2.0	—	2.0
Other restructuring costs	.4	.4	—

	$3.3	$.5	$2.8

2005 Closure and Consolidation Initiative

In September 2005, the Company launched a significant broad-based restructuring initiative (the 2005 Closure and Consolidation Initiative) to reduce excess capacity and improve performance in a number of its businesses. As a result, management identified 36 operations to be closed, consolidated or sold. At December 31, 2007, the 2005 Closure and Consolidation Initiative activities are essentially complete.

The following table contains, by each major type of cost associated with the 2005 Closure and Consolidation Initiative, the total amount of costs incurred in each of the three years presented and the cumulative amount incurred to date:

	Total Amount Incurred To Date	Total Amount Incurred in 2007	Total Amount Incurred in 2006	Total Amount Incurred in 2005
Type of charge:
Employee termination costs	$12.4	$—	$4.0	$8.4
Contract termination costs	2.4	1.3	.3	.8
Other exit costs, primarily plant closure and asset relocation	7.2	.3	4.2	2.7

Total restructuring costs (1)	22.0	1.6	8.5	11.9
Inventory obsolescence and other (2)	12.0	.2	(.6)	12.4
(Gain) from sale of assets	(14.1)	(6.7)	(7.4)	—

Total costs	$19.9	$(4.9)	$.5	$24.3

(1)	Restructuring costs associated with the 2005 Closure and Consolidation Initiative are reported on the Statements of Operations in “Other expense, net,” except for $.4, $.7 and $.8 which are included in discontinued operations in 2007, 2006 and 2005, respectively.
(2)	Inventory obsolescence and other charges for the 2005 Closure and Consolidation Initiative are reported in “Cost of Goods Sold,” except for $0, $.3 and $.9 included in discontinued operations in 2007, 2006 and 2005, respectively. In 2006, $3.6 of inventory obsolescence reserves originally established in 2005 were reversed based on subsequent sales. All of this obsolescence reserve reversal was in the Specialized Products segment.

Other than the inventory obsolescence, the costs associated with the 2005 Closure and Consolidation Initiative primarily represent cash charges.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table contains information, by segment, regarding the total amount of costs incurred in connection with the 2005 Closure and Consolidation Initiative and the amount incurred in each of the three years presented:

			Amounts Incurred in 2007
	Total Amount Incurred in 2005	Total Amount Incurred in 2006	Restructuring Charges	Inventory Obsolescence and Other	Gain on Sale of Assets	Total Amount Incurred in 2007	Total Amount Incurred To Date
Residential Furnishings	$3.1	$(.8)	$—	$—	$(.1)	$(.1)	$2.2
Commercial Fixturing & Components	12.7	(.8)	1.0	.2	(6.7)	(5.5)	6.4
Industrial Materials	.9	.4	.2	—	.1	.3	1.6
Specialized Products	5.9	.7	—	—	—	—	6.6
Discontinued Operations	1.7	1.0	.4	—	—	.4	3.1

Total	$24.3	$.5	$1.6	$.2	$(6.7)	$(4.9)	$19.9

The accrued liability associated with the 2005 Closure and Consolidation Initiative consisted of the following:

	Balance at December 31, 2006	Additional Charges	Payments	Adjustments	Balance at December 31, 2007
Termination benefits	$1.1	$—	$(1.1)	$—	$—
Contract termination costs	.1	1.3	(.7)	—	.7
Other restructuring costs	.5	.3	(1.0)	.2	—

	$1.7	$1.6	$(2.8)	$.2	$.7

Other Initiatives

Apart from the 2007 Strategic Plan and the 2005 Closure and Consolidation Initiative, the Company has implemented various cost reduction initiatives over the last three years to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

	Year ended December 31
	2007	2006	2005
Charged to other expense, net:
Severance and other restructuring costs	$10.3	$7.0	$6.0
(Gain) from sale of assets	(2.2)	(.2)	(3.5)

	8.1	6.8	2.5

Charged to cost of goods sold:
Severance and other restructuring costs	—	—	—
Inventory obsolescence and other	2.9	.2	1.7

	2.9	.2	1.7

Included in discontinued operations:
Severance and other restructuring costs	.3	—	2.1
Inventory obsolescence and other	.6	.2	—

	.9	.2	2.1

Total of Other Initiatives	$11.9	$7.2	$6.3

Restructuring liabilities at year-end	$4.5	$1.6	$2.1

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

E—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products	Total
Balance as of January 1, 2006*	$373.3	$340.9	$83.3	$42.8	$262.2	$1,102.5
Additions for current year acquisitions	38.0	—	—	—	.4	38.4
Adjustments to and additional consideration for prior year acquisitions	.3	(1.6)	—	—	(4.9)	(6.2)
Goodwill written off related to sale of facilities	(1.0)	—	—	(.2)	(.2)	(1.4)
Foreign currency translation adjustment/other	6.5	.8	—	.4	8.3	16.0

Balance as of December 31, 2006	417.1	340.1	83.3	43.0	265.8	1,149.3
Additions for current year acquisitions	—	2.3	—	26.0	9.2	37.5
Adjustments to and additional consideration for prior year acquisitions	1.4	—	—	—	—	1.4
Impairment charge	(2.9)	(142.6)	(83.3)	—	(14.2)	(243.0)
Reclass to non-current assets held for sale	(10.3)	(23.3)	—	—	—	(33.6)
Goodwill written off related to sale of facilities	(17.2)	—	—	—	—	(17.2)
Foreign currency translation adjustment/other	13.3	9.3	—	0.2	14.1	36.9

Balance as of December 31, 2007	$401.4	$185.8	$—	$69.2	$274.9	$931.3

*	The January 1, 2006 balance was retrospectively adjusted for an organizational change effective April 1, 2007, that moved $12.6 from Commercial Fixturing & Components to Industrial Materials.

In 2007, the Company recorded total goodwill impairment charges of $243.0 related to the Bedding, Fixtures & Display, Aluminum, Automotive, and Commercial Vehicle Products reporting units as outlined in Note C.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Intangible asset additions and adjustments during 2007 and 2006 included in “Other intangibles” on the Consolidated Balance Sheets are as follows:

	Year ended December 31
	2007		2006
	Gross Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Weighted Average Amortization Period in Years
Non-compete agreements	$4.0	5.0	$3.5	5.7
Customer related intangibles	63.7	17.8	45.0	14.7
Patents and trademarks	11.4	10.5	6.1	20.1
Supply agreements, deferred financing and other costs	5.3	7.5	17.9	9.0

	$84.4	14.5	$72.5	13.4

Total additions and adjustments to intangibles include $75.1 and $53.5, related to business acquisitions in 2007 and 2006, respectively.

The gross carrying amount and accumulated amortization by major amortized intangible asset class are as follows:

	Year ended December 31
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$34.2	$17.5	$32.8	$14.2
Customer related intangibles	162.3	18.5	112.4	11.6
Patents and trademarks	62.4	17.7	53.5	15.2
Supply agreements, deferred financing and other costs	39.2	12.2	33.2	8.0

	$298.1	$65.9	$231.9	$49.0

Estimated amortization expense for continuing operations in each of the next five years is as follows:

Year ended December 31
2008	$24.4
2009	21.2
2010	20.1
2011	19.3
2012	18.1

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

F—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
	2007	2006	2005
Earnings from continuing operations	$51.0	$235.6	$218.1
Earnings (loss) from discontinued operations	(62.2)	64.7	33.2

Net earnings (loss)	$(11.2)	$300.3	$251.3

Weighted average number of common shares used in basic EPS	179,367,322	186,053,739	192,637,308
Additional dilutive shares principally from the assumed exercise of outstanding stock options	460,436	778,983	937,379

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	179,827,758	186,832,722	193,574,687

Basic EPS
Continuing operations	$.28	$1.26	$1.13
Discontinued operations	(.34)	.35	.17

Basic earnings (loss) per common share	$(.06)	$1.61	$1.30

Diluted EPS
Continuing operations	$.28	$1.26	$1.13
Discontinued operations	(.34)	.35	.17

Diluted earnings (loss) per common share	$(.06)	$1.61	$1.30

As of December 31, 2007, 2006 and 2005, approximately 8.1, 2.7 and 4.3 million of the total 13.5, 12.7 and 12.4 million shares, respectively, issuable under employee and non-employee stock options were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

G—Acquisitions

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated in 2007, 2006 and 2005 and any additional consideration paid for prior years’ acquisitions:

	2007	2006	2005
Accounts receivable	$14.3	$10.4	$43.6
Inventory	8.3	5.5	42.9
Property, plant and equipment	24.2	4.4	35.2
Goodwill	37.5	38.4	82.6
Other intangible assets	73.1	52.4	67.4
Accounts payable and accrued liabilities	(19.6)	(12.6)	(51.6)
Other assets and liabilities, net	(6.2)	(16.2)	(10.5)
Assumed debt	(23.9)	(5.4)	(35.4)
Additional consideration for prior years’ acquisitions	3.6	6.3	6.8

Net cash consideration	$111.3	$83.2	$181.0

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

During 2007, the Company acquired three businesses, with purchase price over the fair value of the net identifiable assets acquired of $37.5. Adjustments to and additional consideration for prior year acquisitions increased goodwill by $1.4, resulting in a total increase in goodwill of $38.9, of which $10.3 is expected to provide an income tax benefit.

The Company has not yet obtained all the information required to complete the purchase price allocation related to certain recent acquisitions. The Company does not believe that the additional information will materially modify the preliminary purchase price allocations. In Commercial Fixturing & Components, the Company acquired one business that produces office furniture components including chair bases and casters. In Industrial Materials, the Company acquired one business that manufactures coated wire products, including racks for dishwashers. In Specialized Products, the Company acquired one business that is a designer and assembler of docking stations that secure computing and electronic equipment inside vehicles.

The unaudited pro forma consolidated net sales, as though the 2007 acquisitions had occurred on January 1 of each year presented, were $4,332.8 and $4,418.9 for the years ended December 31, 2007 and 2006, respectively. The unaudited pro forma consolidated net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements. These pro forma amounts are not necessarily indicative of either results of operations that would have occurred had the purchases been made on January 1 of each year or of future results of the combined companies.

During 2006, the Company acquired five businesses, with purchase price over the fair value of the net identifiable assets acquired of $38.4. Adjustments to and additional consideration for prior year acquisitions reduced goodwill by $6.2, resulting in a total increase in goodwill of $32.2, of which $6.2 is expected to provide an income tax benefit. All five businesses are in the Residential Furnishings segment. The largest manufactures rubber carpet underlay. The second largest distributes geotextiles, geogrids, and erosion control products.

During 2005, the Company acquired twelve businesses, with purchase price over the fair value of the net identifiable assets acquired of $82.6. Adjustments to and additional consideration for prior year acquisitions of $2.8 increased goodwill by $85.4, of which $64.0 is expected to provide an income tax benefit. In Residential Furnishings, the Company acquired ten businesses. The largest converts and distributes geotextiles, erosion control products and silt fencing for the construction, landscape, and agricultural markets. The second largest manufactures rubber and felt carpet underlay. In Specialized Products, the Company acquired a business that designs, manufactures and supplies equipment for light and medium duty commercial trucks. The Dealer portion of this acquisition has been classified as held for sale in the 2007 Consolidated Balance Sheet and included in discontinued operations in the 2007, 2006 and 2005 Consolidated Statements of Operations. In Commercial Fixturing & Components, the Company acquired a business that manufactures metal fixtures and displays.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired company’s performance exceeds certain targeted levels. Such additional consideration may be paid in cash, and is recorded when earned as additional purchase price. At December 31, 2007, the maximum remaining amount of additional consideration is approximately $2.1 and will be payable, if earned, through 2008.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2007	2006
Trade	$624.7	$821.7
Other	33.7	50.2

Total accounts and other receivables	658.4	871.9
Allowance for doubtful accounts	(18.2)	(18.1)

Total	$640.2	$853.8

I—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other long-term liabilities at December 31 consisted of the following:

	2007	2006
Sundry assets
Pension plan assets	$35.2	$11.0
Notes receivable, net of allowance of $4.5 and $3.8 at December 31, 2007 and 2006, respectively	22.4	19.6
Other	20.6	26.5

	$78.2	$57.1

Accrued expenses
Wages and commissions payable	$59.3	$68.7
Workers’ compensation, medical, auto and product liability	72.8	73.7
Sales promotions	31.5	38.7
Other	111.0	86.9

	$274.6	$268.0

Other current liabilities
Outstanding checks in excess of book balances	$70.0	$53.0
Dividends payable	42.4	30.4
Other	23.9	28.8

	$136.3	$112.2

Other long-term liabilities
Deferred compensation	$21.4	$22.0
Liability for pension benefits	11.0	25.2
Reserves for tax contingencies	34.8	16.3
Other	29.1	32.4

	$96.3	$95.9

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2007	2006
Term notes, net—average interest rates of 4.9% and 5.0% for 2007 and 2006, respectively, due dates through 2018	$813.7	$838.4
Industrial development bonds, principally variable interest rates of 3.6% and 4.2% for 2007 and 2006, respectively, due dates through 2030	32.0	39.7
Bank note, variable interest rate based on 90-day Euribor plus .25%	—	38.5
Capitalized leases	15.5	18.5
Commercial paper—weighted average interest rates of 4.6% and 5.3% for 2007 and 2006, respectively	205.0	154.4
Other, partially secured	23.1	22.5

	1,089.3	1,112.0
Less current maturities	88.7	52.0

	$1,000.6	$1,060.0

Capitalized leases consist primarily of machinery, vehicle and office equipment leases.

Since 2003, the Company has issued $730 of fixed-rate debt, with an average remaining life of 7.5 years and a weighted average coupon rate of 4.7%. To further facilitate the issuance of debt and other securities, $300 remains available under a shelf registration.

On December 16, 2003, the Company entered into a hedge associated with a net investment in a Swiss subsidiary. See Note R for more discussion of this agreement.

The Company has $600 of debt capital available through a commercial paper program, of which $205.0 was outstanding at December 31, 2007. The commercial paper program is supported by a $600 syndicated revolving credit agreement. Under the syndicated agreement, the Company may elect to borrow based on 1) the bank’s primary lending rate, 2) the Moneyline Telerate plus a fixed spread percentage, 3) a competitive variable or set rate acceptable by the Company, or 4) for short-term administrative convenience, the weighted average rate on overnight Federal funds transactions, plus  3/4 of 1%. This agreement will terminate on April 30, 2012, at which time any outstanding balances will become due. There were no amounts outstanding under the revolving credit agreement at December 31, 2007 and 2006.

The revolving credit agreement and certain other long-term debt contain restrictive covenants which, among other things, limit a) the amount of total indebtedness to 60% of the Company’s total capitalization (each as defined in the revolving credit agreement), b) the amount of total secured debt to 15% of the Company’s total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 20% of total consolidated assets. The Company remained in compliance with all such covenants during the years ended December 31, 2007 and 2006.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Maturities of long-term debt are as follows:

Year ended December 31
2008	$88.7
2009	17.6
2010	12.6
2011	1.0
2012	205.9
Thereafter	763.5

$1,089.3

K—Lease Obligations

The Company leases certain operating facilities, most of its automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense from continuing operations was $63.2, $64.6 and $53.5 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum rental commitments for all long-term non-cancelable operating leases included in continuing operations are as follows:

Year ended December 31
2008	$41.7
2009	32.4
2010	24.8
2011	18.2
2012	13.6
Later years	17.6

$148.3

The above lease obligations expire at various dates through 2017. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

Total rental expense for discontinued operations, which are not included in the amounts above, was $9.7, $10.0 and $8.5 for the years ended December 31, 2007, 2006 and 2005, respectively. The future minimum rental commitments for the discontinued operations are $7.1 in 2008, $5.0 in 2009, $3.4 in 2010, $2.1 in 2011, $1.2 in 2012 and $2.8 in later years.

L—Capital Stock and Stock-Based Compensation

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment” (SFAS 123R) which clarifies and expands the provisions of SFAS 123 “Accounting of Stock-Based Compensation.” The Company adopted SFAS 123R using the modified-prospective method and, as such, results for prior periods have not been retrospectively adjusted. Because the Company had previously adopted, as of January 1, 2003, the fair value recognition provisions of SFAS 123 under the prospective transition method, the adoption of SFAS 123R did not have a significant effect on 2007 and 2006 results, nor is it expected to have a significant effect.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table recaps the impact of stock-based compensation on the results of operations (including discontinued operations) for each of the years ended December 31:

	2007	2006	2005
Amortization of the grant date fair value of stock options	$8.3	$6.7	$4.0
Company match in stock-based retirement plans	9.2	8.2	8.3
Discounts on common stock and stock units	4.9	5.2	5.1

Total stock-based compensation expense	$22.4	$20.1	$17.4

Recognized tax benefits	$8.5	$7.8	$5.7

Stock-based compensation elected by employees in lieu of cash compensation	$26.6	$28.5	$27.4

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional contributed capital. The additional windfall tax benefit realized from exercises and conversions for the year ended December 31, 2007 was $1.4.

The Company uses various forms of share-based compensation which are summarized below. Awards are provided in the form of common stock, stock options, stock units and restricted stock. One stock unit is equivalent to one common share for accounting and earnings per share purposes. The Company has only granted restricted stock to non-employee directors and those grants have not been material.

Activity in the Company’s stock accounts for each of the three years ended December 31 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2005	198,799,543	(7,913,525)
Shares issued	—	1,960,433
Treasury stock purchased	—	(10,269,917)

Balance, December 31, 2005	198,799,543	(16,223,009)
Shares issued	—	1,617,989
Treasury stock purchased	—	(6,240,673)

Balance, December 31, 2006	198,799,543	(20,845,693)
Shares issued	—	2,156,678
Treasury stock purchased	—	(11,385,103)

Balance, December 31, 2007	198,799,543	(30,074,118)

Stock options and stock units are issued pursuant to the Company’s Flexible Stock Plan. At December 31, 2007, a total of 21,075,270 common shares were authorized for issuance under the Flexible Stock Plan. This amount represents 13,490,459 unexercised options; 3,187,763 outstanding stock units; and 4,397,048 shares that remain available for grant (of the 3,187,763 outstanding stock units, 3,108,183 are vested and 79,580 are unvested).

The Company issues shares from treasury for stock option exercises and stock unit conversions, as well as for employee purchases of common stock made through the Discount Stock Plan and Stock Bonus Plan.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Stock Option Grants

The Company typically grants stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. These options have a maximum term of ten years, and are issued with exercise prices equal to the market price of Leggett common stock on the grant date. Prior to 2005, some options granted under the program were below market. In 2005, the Company began to exclusively grant “at market” stock options under the program. During 2007, discretionary grants totaled 2 million options with an aggregate grant date fair value of $9.7 under the Black-Scholes method. The Company does not grant a significant number of non-employee stock options.

Beginning January 1, 2007, the Company amended its standard stock option terms to increase the post-employment vesting and exercise period for employees who terminate due to retirement. A “retirement” termination occurs if the employee is age 65, or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for 3 years and 6 months after termination of employment. Therefore, the expense for these options is recognized as soon as the employee is retirement eligible.

Deferred Compensation Program

The Company offers a Deferred Compensation Program under which key managers and outside directors may elect to receive at-market stock options, stock units or interest-bearing cash deferrals in lieu of cash compensation. Stock options under this program are granted in December of the year immediately prior to the year the compensation is earned. In 2005, the Company began to grant at-market stock options with a ten year term, instead of discount options with 15 year terms, as had previously been offered. Options vest as the associated compensation is earned and are exercisable beginning 15 months after the date of grant. Stock is issued when the option is exercised.

Stock units under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of the Company’s common stock when purchased and they vest immediately. Stock units earn dividends at the same rate as cash dividends paid on the Company’s common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years.

Cash compensation deferred during 2007 as either stock options or stock units totaled approximately $6.2, of which $2.2 related to bonuses accrued and expensed in 2006. In addition, approximately $1.3 of bonuses accrued and expensed in 2007 are subject to employee deferral elections and will be paid in the form of stock options or stock units. Options and units associated with bonuses vest as of December 31 of the year earned. Approximately 69,385 stock options with a total grant date fair value of $.4, and 225,557 stock units with a total grant date value of $5.1, were earned and vested during 2007 under the Deferred Compensation Program. An additional 245,821 stock options with an aggregate grant date fair value of $1.1, and 56,000 stock units with an aggregate value of $1.3, were earned and vested in association with 2006 bonuses that were distributed in the first quarter of 2007.

Stock-Based Retirement Plans

The Company has two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. The Company makes matching contributions to both plans. The SBP has two components; participants in Contribution Formula 1 receive a 50% match on their contributions up to 6%, while

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

participants in Contribution Formula 2 receive a 50% match on their contributions up to 2%. Participants in the ESUP receive a 50% match on their employee contributions. In addition, the Company may make another 50% matching contribution (based on the same restrictions mentioned above) on an annual basis if certain profitability levels, as defined in the SBP and the ESUP, are attained. Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from the Company.

Contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program. The ESUP offers no diversification opportunity.

Contributions to the SBP are used to purchase Leggett stock or other investment alternatives at market prices. Effective January 1, 2007, employees in the SBP are allowed to fully diversify their employee deferral accounts immediately and their employer accounts after three years of service. Previously, diversification was limited by certain age and service requirements. Dividends earned on Company stock held in the SBP are reinvested or paid in cash at the participant’s election.

During the twelve months of 2007, a total of approximately $9.0 of employee contributions were made into these plans, including $1.0 related to 2006 bonuses paid in 2007. The Company match expensed in 2007 totaled $9.0 and the discount expense on stock units was $1.8.

Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares purchased under the plan are issued annually and dividends earned prior to issuance are used to purchase additional shares. Shares purchased by employees under the DSP during 2007 totaled 568,895 and were made at an average purchase price of $18.27 per share, net of the discount. In 2007, the total discount expense related to the DSP was approximately $1.8. Since inception of the DSP in 1982, a total of 20,432,078 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2007, the unrecognized cost of non-vested stock-based compensation was $7.1, all of which relates to non-vested stock options. This amount is expected to be recognized over a weighted-average period of 1.25 years.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

STOCK OPTIONS

A summary of the Company’s employee stock option plans (including discontinued operations) as of December 31, 2007 and changes during the year then ended, is as follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2006	12,545,875	$17.69
Granted	1,967,001	22.81
Exercised	(827,849)	9.61
Expired	(158,868)	21.53
Forfeited	(198,370)	23.91

Outstanding at December 31, 2007	13,327,789	$18.81

Options exercisable at
December 31, 2007	10,212,993	$17.39

The total intrinsic value (market price in excess of exercise price) of options exercised during the twelve months ended December 31, 2007, 2006 and 2005 was $10.2, $11.0 and $8.1, respectively. The cash received from these option exercises was $8.0, $12.0 and $9.5.

At December 31, 2007, the following table summarizes those employee stock options that either have vested or are expected to vest (net of expected forfeitures). A portion of these options were granted in conjunction with the Deferred Compensation Program under which employees elected to receive stock options in lieu of otherwise payable cash compensation. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $6.2, $5.3 and $10.6, respectively.

	Options Vested and Expected to Vest
Range of Exercise Prices	Number Outstanding*	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value**	Associated Employee- Deferred Compensation
$ .01 – $ .25	633,860	3.6	$.05	$11,022,845	$7,050,750
3.09 – 4.70	1,808,391	8.6	3.93	24,438,541	23,944,340
10.00 – 15.00	17,500	3.3	14.01	60,075	—
15.31 – 20.00	3,089,754	3.3	18.79	69,297	193,961
20.03 – 28.67	7,552,426	7.1	23.82	—	7,873,800

$ .01 – $28.67	13,101,931	6.2	$18.72	$35,590,758	$39,062,851

*	Net of anticipated forfeitures.
**	Number outstanding times the excess of the December 31, 2007 market price over the option exercise price.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes employee stock options that are exercisable at December 31, 2007:

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ .01 – $ .25	633,860	3.6	$.05	$11,022,845
3.09 – 4.70	1,808,391	8.6	3.93	24,438,541
10.00 – 15.00	17,500	3.3	14.01	60,075
15.31 – 20.00	2,842,392	2.7	18.90	69,297
20.03 – 28.67	4,910,850	6.4	23.72	—

$ .01 – $28.67	10,212,993	5.6	$17.39	$35,590,758

The weighted-average per-share fair value of the options granted during the twelve months ended December 31, 2007, 2006 and 2005 was $4.94, $5.68 and $5.35, respectively. The estimated grant date fair value of options is amortized by the straight line method over the options’ total vesting period.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the twelve months ended December 31, 2007, 2006 and 2005. Fair values were calculated using the Black-Scholes option pricing model.

Key assumptions	2007	2006	2005
Risk-free interest rate	4.5%	4.4%	4.0%
Expected life in years	6.7	6.7	6.3
Expected volatility (over expected life)	24.5%	27.3%	25.7%
Expected dividend yield (over expected life)	3.6%	3.2%	3.3%

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

STOCK UNITS

A summary of the status of stock units outstanding at December 31, 2007 and changes during the twelve months then ended is presented below:

	Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2007	64,472	$24.51
Granted	859,733	21.70
Vested	(835,936)	21.74
Forfeited	(8,689)	24.27

Nonvested at December 31, 2007	79,580	$23.29

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2007, there were 3,108,183 fully vested stock units outstanding with an aggregate intrinsic value of $54.2. The intrinsic value of nonvested stock units, all of which relate to the Executive Stock Unit Program and are expected to vest, was $1.4 at December 31, 2007. The total intrinsic value of stock units converted to common stock during 2007, 2006 and 2005 was $2.5, $1.2 and $3.3, respectively.

SHAREHOLDER PROTECTION RIGHTS PLAN

In 1999, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each share of common stock. The Rights are attached to and traded with the Company’s common stock. The Rights become exercisable only under certain circumstances involving actual or potential acquisitions of the Company’s common stock. The Rights currently remain in existence until February 2009, unless they are exercised, exchanged or redeemed at an earlier date. Depending upon the circumstances, if these Rights become exercisable, the holder may be entitled to purchase shares of Series A junior preferred stock of the Company, shares of the Company’s common stock or shares of common stock of the acquiring entity.

M—Employee Benefit Plans

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For periods prior to December 31, 2006, the Company has accounted for its defined benefit pension plans as required by SFAS 87 “Employers’ Accounting for Pensions.” SFAS 158 amended SFAS 87 to require recognition of the funded status of benefit plans in the balance sheet and to recognize as a component of other comprehensive income changes in funded status from year to year that are not otherwise reflected in net income. The incremental effect of applying SFAS 158 on the Company’s December 31, 2006 balance sheet was a $23.0 decrease in “Other assets—Sundry”, $.6 increase in “Other current liabilities,” $8.7 increase in “Other long-term liabilities”, $12.5 decrease in “Deferred income taxes,” and $19.8 decrease in “Accumulated other Comprehensive income.”

The accompanying balance sheets as of December 31, 2007 and 2006, fully reflect as an asset or liability the funded status of the Company’s sponsored domestic and foreign defined benefit pension plans as of their respective measurement dates. This note provides the disclosures required under SFAS 158 as of December 31, 2007 and 2006, and those otherwise required under SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for all periods presented. The Company uses a September 30 measurement date for its most significant plans.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s pension obligations and funded status as of December 31, 2007, 2006 and 2005 and changes during the years then ended, is as follows:

	2007	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning of period	$241.6	$227.5	$192.2
Service cost	4.4	7.1	5.2
Interest cost	13.3	12.3	10.9
Plan participants’ contributions	2.2	5.6	6.2
Actuarial (gains) losses	(6.6)	—	25.9
Benefits paid	(15.7)	(12.8)	(10.8)
Foreign currency exchange rate changes	2.6	3.2	(2.1)
Acquisitions	10.1	—	—
Plan amendments and curtailments	(12.5)	(1.3)	—

Benefit obligation, end of period	239.4	241.6	227.5
Change in Plan Assets
Fair value of plan assets, beginning of period	226.8	207.1	189.1
Actual return on plan assets	34.4	22.8	21.9
Employer contributions	2.6	2.1	1.8
Plan participants’ contributions	2.2	5.6	6.2
Benefits paid	(15.7)	(12.8)	(10.8)
Acquisitions	10.1	—	—
Foreign currency exchange rate changes	2.6	2.0	(1.1)

Fair value of plan assets, end of period	263.0	226.8	207.1

Plan Assets Over (Under) Benefit Obligations	$23.6	$(14.8)	(20.4)

Unrecognized net actuarial losses			50.5
Unrecognized prior service cost			2.0

Net prepaid pension cost			$32.1

Funded status recognized in the Consolidated Balance Sheets as:
Other assets—sundry	$35.2	$11.0
Other current liabilities	(.6)	(.6)
Other long-term liabilities	(11.0)	(25.2)

Total net funded status	$23.6	$(14.8)

Following are the amounts included in Accumulated Other Comprehensive Income as of December 31, 2007 and 2006 that had not yet been recognized as a component of net periodic pension cost:

	2007	2006
Net loss (before tax)	$4.7	$40.8
Net prior service cost (before tax)	1.7	1.2
Deferred income taxes	(2.1)	(15.8)

Accumulated other comprehensive income, net of tax	$4.3	$26.2

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income during the year ended December 31, 2007:

Net actuarial gain	$(35.6)
Prior service cost	.7
Amortization of net actuarial loss	(1.1)
Amortization of prior service cost	(.1)
Foreign exchange rate effects	.5
Deferred income taxes	13.7

$(21.9)

Of the amounts in Accumulated Other Comprehensive Income as of December 31, 2007, the portions expected to be recognized as components of net periodic pension cost in 2008 are as follows:

Net loss	$.2
Net prior service cost	.2

	2007	2006	2005
Components of Net Pension (Expense) Income for the years ended December 31,
Service cost	$(4.4)	$(7.1)	$(5.2)
Interest cost	(13.3)	(12.3)	(10.9)
Expected return on plan assets	18.1	16.2	14.8
Amortization of prior service cost	(.1)	—	—
Recognized net actuarial loss	(1.1)	(2.6)	(1.0)

Net pension expense	$(.8)	$(5.8)	$(2.3)

Weighted Average Assumptions:
Discount rate used in net pension costs	5.6%	5.5%	5.5%
Discount rate used in benefit obligation	6.0%	5.6%	5.5%
Expected return on plan assets	7.8%	7.9%	7.9%
Rate of compensation increase	4.1%	4.1%	4.1%

The Company uses the average of the Citigroup Pension Liability Index rate and Merrill Lynch AA-AAA 10 yr. Bond Index rate to determine the discount rate used for its significant pension plans (rounded to the nearest 25 basis points). The Citigroup Index rate is a calculated rate using yearly spot rates matched against expected future benefit payments. The Merrill Lynch Index rate is based on the weighted average yield of a portfolio of high grade Corporate Bonds with an average duration approximating the plans’ projected benefit payments, adjusted for any callable bonds included in the portfolio. The discount rate used for our significant pension plans was 6.0% for 2007, 5.75% for 2006 and 5.5% for 2005. The discount rates used for the Company’s other, primarily foreign, plans are based on rates appropriate for the respective country and the plan obligations.

The overall, expected long-term rate of return is based on each plan’s historical experience and the Company’s expectations of future returns based upon each plan’s investment holdings.

On December 31, 2006, the Company made changes to the retirement plan covering non-union employees that meet the criteria of a curtailment as defined in SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As such, the expected costs associated with the future service of participants in the plan were reduced, lowering the Projected Benefit Obligation in the plan by $11.7. This curtailment gain was offset against the plan’s previously existing unrecognized net actuarial loss in accordance with SFAS No. 88. Participants were moved to a defined contribution plan that incorporates a company match based upon the current age of the participant.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The accumulated benefit obligation for all defined benefit pension plans was $234.6, $223.4 and $207.0 at December 31, 2007, 2006 and 2005, respectively.

Those plans that have benefit obligations in excess of plan assets at December 31 are recapped below:

	2007	2006	2005
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$35.7	$77.1	$74.0
Accumulated benefit obligation	34.9	73.3	71.5
Fair value of plan assets	25.2	57.6	52.3
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	71.2	210.4	123.7
Fair value of plan assets	59.5	184.6	115.0

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. The subsidiary owns insurance policies with cash surrender values of $2.2, $2.1 and $2.0 at December 31, 2007, 2006 and 2005, respectively, for the participants in this non-qualified plan. These insurance policies are not included in the plan’s assets.

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2007	2006	2005
Asset Category
Equity securities	68%	71%	69%
Debt securities	17	17	22
Other, including cash	15	12	9

Total	100%	100%	100%

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

The Company expects to contribute $1.8 to its defined benefit pension plans in 2008.

Estimated benefit payments, expected over the next ten years are: 2008—$17.1; 2009—$15.0; 2010—$15.2; 2011—$15.3; 2012—$15.5 and 2013-2017—$82.3.

Total expense from continuing operations for multiemployer plans and other defined contribution plans was $9.8, $4.8 and $4.1 in 2007, 2006 and 2005, respectively.

Contributions to union sponsored, defined benefit, multiemployer pension plans were less than $1.5 in 2007, 2006 and 2005. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. While the Company has no present intention of withdrawing from any of these plans, nor has it been informed that there is any intention to terminate such plans, the Company does not believe there would be a material withdrawal liability in such event.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year ended December 31
	2007	2006	2005
Domestic	$77.9	$272.9	$259.6
Foreign	50.5	61.5	46.1

	$128.4	$334.4	$305.7

Income tax expense from continuing operations is comprised of the following components:

	Year ended December 31
	2007	2006	2005
Current
Federal	$61.2	$73.5	$92.4
State and local	4.6	5.2	7.8
Foreign	18.0	16.1	17.9

	83.8	94.8	118.1

Deferred
Federal	(17.8)	4.5	(20.4)
State and local	(9.8)	(1.1)	(3.0)
Foreign	21.2	0.6	(7.1)

	(6.4)	4.0	(30.5)

	$77.4	$98.8	$87.6

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.3	.4	1.1
Worthless stock deduction	—	(3.0)	—
Taxes on foreign earnings	(8.6)	(.8)	(1.9)
Change in valuation allowance	9.7	(1.5)	(3.1)
Goodwill impairment	25.8	—	.1
Permanent differences (other than goodwill impairment)	(1.2)	(.7)	(1.2)
Other	(0.7)	.2	(1.3)

Effective tax rate	60.3%	29.6%	28.7%

During 2007, $94.7 of the total goodwill impairment charged to continuing operations was nondeductible, which had an adverse impact on our tax rate.

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

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The resulting impact of the adoption was immaterial. The total amount of the Company’s unrecognized tax benefits at December 31, 2007, is $34.8, of which $18.7 would impact the Company’s effective tax rate, if recognized.

A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

Unrecognized tax benefits, January 1, 2007	$25.5
Gross increases—tax positions in prior periods	1.3
Gross decreases—tax positions in prior periods	(2.5)
Gross increases—current period tax positions	6.7
Settlements	(.3)
Lapse of statute of limitations	(1.1)

Unrecognized tax benefits, December 31, 2007	$29.6

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Earnings, which is consistent with prior reporting periods. As of December 31, 2007, the Company had recorded a liability of approximately $4.2 and $1.0 for the payment of interest and penalties, respectively.

As of December 31, 2007, four tax years were subject to audit by the United States Internal Revenue Service, covering the years 2004 through 2007. In 2006, the IRS examination for the years 2002 and 2003 was concluded. A final report was issued and the net refund of approximately $11, plus interest, was approved in 2007. The largest issue pertained to a refund claim the Company made for a worthless stock deduction. The resolution of this item was reflected in 2006 as a reduction in the Company’s overall tax rate. Additionally, five tax years were undergoing (or subject to) audit by the Canada Revenue Agency, covering the periods 2003 through 2007. Examinations are underway for 2003-2006, which are at various stages of completion, but to date we are not aware of any material adjustments. Lastly, various state and other foreign jurisdiction tax years remain open to examination as well, though the Company believes assessments (if any) would be immaterial to its consolidated financial statements.

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

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$20.9	$(71.1)	$8.7	$(84.6)
Inventories	2.9	(24.4)	3.5	(23.0)
Accrued expenses	115.2	(0.2)	109.6	—
Net operating loss and tax credit carryforwards	70.1	—	75.1	—
Pension cost	9.2	(18.0)	11.6	(6.1)
Intangible assets	2.5	(85.0)	2.3	(96.8)
Subsidiary stock basis	39.8	—	—	—
Uncertain tax positions	16.1	—	—	—
Other	16.1	(18.5)	13.1	(13.6)

Gross deferred tax assets (liabilities)	292.8	(217.2)	223.9	(224.1)
Valuation allowance	(55.2)	—	(37.3)	—

Total deferred taxes	$237.6	$(217.2)	$186.6	$(224.1)

Net deferred tax asset (liability)		$20.4		$(37.5)

The valuation allowance primarily relates to net operating loss and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions, were factors considered in determining the valuation allowance. Generally, no significant amount of carryforwards expire in any one year. However, $15.7 of the carryforwards will expire in 2016, if not used beforehand.

The Company recognized net excess tax benefits of approximately $1.4, $2.0 and $2.1 in 2007, 2006 and 2005, respectively, related to the exercise of employee stock options, which have been recorded as increases to additional contributed capital. Effective January 1, 2006, the Company adopted SFAS 123R. Of the $1.4 net excess tax benefit recorded in 2007, the entire amount represents a windfall tax benefit.

In 2005, the Company completed a foreign entity restructuring and cash repatriation transaction that resulted in the recognition of a deferred tax asset related to foreign losses and foreign taxes. Overall, the transaction generated a gross Foreign Tax Credit (FTC) benefit of $18.2 which was reduced by an $8 valuation allowance. The valuation allowance was recorded due to significant uncertainty regarding the Company’s ability to realize all of the FTC benefit. Due to subsequent changes in facts and circumstances, a $4 reduction in the valuation allowance in both 2006 and 2007 was made for this item.

In 2007, a valuation allowance of approximately $16.7 was provided for certain Canadian net operating losses. The establishment of this allowance was required due to uncertainties surrounding the ultimate realizability of these deferred tax assets, and adversely impacted our tax rate for the year.

Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes and withholding taxes have not been provided on undistributed earnings which management has deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2007, which the Company has deemed to be permanently reinvested, are approximately $264.1. If such earnings were distributed, the resulting incremental taxes would be approximately $44.6 based on present income tax laws, which are subject to change.

Deferred tax assets and (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2007	2006
Other current assets	$55.1	$22.0
Sundry	9.4	11.3
Other current liabilities	(1.8)	(3.7)
Deferred income taxes	(42.3)	(67.1)

	$20.4	$(37.5)

O—Segment Information

Reportable segments are primarily based upon the Company’s management organizational structure. This structure is generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays and components for office and institutional furnishings. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from automotive seating components, specialized machinery and equipment, and van interiors.

The accounting principles used in the preparation of the segment information are the same as used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. The Company evaluates performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain general and administrative costs and miscellaneous corporate income and expense of the Company are allocated to the segments based on sales and EBIT. Except for assets held for sale, asset information for the segments includes only inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles. These segment assets are reflected in the segment information at their estimated average for the year. Acquired companies’ long-lived assets as disclosed include property, plant and equipment, goodwill and other intangibles, and long-term assets. Centrally incurred costs, allocated general and administrative costs and miscellaneous corporate income and expense include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

A summary of segment results for the years ended December 31, 2007, 2006 and 2005 are shown in the following tables. Amounts for 2005 and 2006 have been retrospectively adjusted (i) to reflect discontinued operations as discussed in Note B, and (ii) an organizational change, effective June 1, 2007, that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

The impact of the organizational change on reported results for the year ended December 31, 2006 was to move $15.6 of external sales and $(6.2) of EBIT from the Commercial Fixturing & Components segment to the Industrial Materials segment. In addition, for the year ended December 31, 2006, intersegment sales for Commercial Fixturing & Components increased $3.6, resulting in a net reduction in total Commercial Fixturing & Components sales of $12.0. Also, intersegment sales for Industrial Materials increased $17.1, resulting in a net increase of $32.7 in total Industrial Materials sales.

The impact of the organizational change on reported results for the year ended December 31, 2005 was to move $27.3 of external sales and $.1 of EBIT from the Commercial Fixturing & Components segment to the Industrial Materials segment. In addition, for the year ended December 31, 2005, intersegment sales for Commercial Fixturing & Components increased $3.7, resulting in a net reduction in total Commercial Fixturing & Components sales of $23.6. Also, intersegment sales for Industrial Materials increased $14.6, resulting in a net increase of $41.9 in total Industrial Materials sales.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT From Continuing Operations
2007
Residential Furnishings	$2,294.8	$15.6	$2,310.4	$160.9
Commercial Fixturing & Components	819.8	17.6	837.4	(104.4)
Industrial Materials	523.1	252.6	775.7	54.6
Specialized Products	668.7	46.3	715.0	64.6
Intersegment eliminations				0.7
Adjustment to LIFO method				1.1

	$4,306.4	$332.1	$4,638.5	$177.5

2006
Residential Furnishings	$2,402.4	$22.1	$2,424.5	$229.4
Commercial Fixturing & Components	850.5	10.4	860.9	59.7
Industrial Materials	504.4	279.1	783.5	55.3
Specialized Products	575.7	45.0	620.7	43.4
Intersegment eliminations				1.8
Adjustment to LIFO method				(7.4)

	$4,333.0	$356.6	$4,689.6	$382.2

2005
Residential Furnishings	$2,275.1	$22.9	$2,298.0	$157.9
Commercial Fixturing & Components	870.3	15.3	885.6	34.0
Industrial Materials	560.7	325.0	885.7	103.3
Specialized Products	551.4	58.7	610.1	31.2
Intersegment eliminations				(5.5)
Adjustment to LIFO method				23.9

	$4,257.5	$421.9	$4,679.4	$344.8

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2007
Residential Furnishings	$1,493.6	$59.5	$2.4	$63.4
Commercial Fixturing & Components	703.8	14.7	29.3	18.4
Industrial Materials	376.4	10.0	63.8	17.1
Specialized Products	676.7	28.8	41.7	32.9
Assets held for sale	554.5	26.8	—	38.5
Unallocated assets	410.5	9.0	—	13.1
Adjustment to year-end vs. average assets	(143.0)

	$4,072.5	$148.8	$137.2	$183.4

2006
Residential Furnishings	$1,442.9	$34.3	$96.5	$62.0
Commercial Fixturing & Components	729.9	20.8	—	18.3
Industrial Materials	343.7	2.7	—	15.8
Specialized Products	621.4	34.5	—	28.1
Other*	794.6	54.0	—	39.2
Unallocated assets	275.4	20.0	—	12.0
Adjustment to year-end vs. average assets	57.4

	$4,265.3	$166.3	$96.5	$175.4

2005
Residential Furnishings	$1,343.4	$57.6	$81.0	$66.7
Commercial Fixturing & Components	739.4	10.7	15.5	16.4
Industrial Materials	376.4	15.7	—	15.7
Specialized Products	576.5	22.8	60.5	24.7
Other*	694.2	46.9	34.1	37.1
Unallocated assets	238.7	10.5	—	10.5
Adjustment to year-end vs. average assets	103.8

	$4,072.4	$164.2	$191.1	$171.1

*	Businesses sold or classified as held for sale during the year ended December 31, 2007.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2007	2006	2005
Residential Furnishings
Bedding components	$806.6	$813.6	$870.2
Home furniture & consumer products	641.7	667.7	678.3
Fabric, foam & fiber	846.5	921.1	726.6

	2,294.8	2,402.4	2,275.1
Commercial Fixturing & Components
Fixtures & displays	593.1	613.0	648.5
Office furniture components	226.7	237.5	221.8

	819.8	850.5	870.3
Industrial Materials
Wire & wire products	419.0	391.2	431.7
Steel tubing	104.1	113.2	129.0

	523.1	504.4	560.7
Specialized Products
Automotive products	366.5	332.6	348.1
Commercial vehicle products	176.7	118.3	95.4
Specialized machinery	125.5	124.8	107.9

	668.7	575.7	551.4

	$4,306.4	$4,333.0	$4,257.5

The Company’s operations outside of the United States are principally in Canada, Europe, Mexico and China. The geographic information that follows is based on the area of manufacture.

	Year Ended December 31
	2007	2006	2005
External sales
United States	$3,201.1	$3,320.6	$3,277.3
Canada	337.4	373.3	391.8
Europe	402.0	353.7	373.9
Mexico	79.8	75.3	80.7
China	224.0	157.3	94.6
Other	62.1	52.8	39.2

	$4,306.4	$4,333.0	$4,257.5

Long-lived assets
United States	$1,516.4	$1,727.3	$1,694.9
Canada	233.6	226.5	238.8
Europe	251.8	225.8	207.2
Mexico	94.8	92.1	84.8
China	92.3	51.3	46.3
Other	49.2	48.2	37.9

	$2,238.1	$2,371.2	$2,309.9

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

P—Contingencies

The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, product liability, environmental and other laws. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company’s financial position. Except as discussed below, management believes the possibility of a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

The Company has been named as one of numerous defendants in several cases consolidated as Gray v. Derderian, Case No. 1:04-CV-312-L, U.S.D.C. R.I. This litigation resulted from a nightclub fire in West Warwick, Rhode Island involving multiple deaths and injuries. Along with other foam manufacturing defendants, the Company is alleged to have manufactured and sold bulk polyurethane foam to a foam fabricator in Rhode Island, who in turn, is alleged to have fabricated and sold foam sheets to the nightclub. The foam was among other materials alleged to have caught fire when pyrotechnics were ignited inside the nightclub. The plaintiffs are seeking monetary damages in an unspecified amount.

The litigation is in its early stages. We believe the Company has raised valid defenses to the claims. We intend to continue vigorously defending these claims. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this litigation. However, the Company’s insurance coverages (including a $2 million self-retention amount) are sufficient to satisfy the latest settlement demand. Management does not believe the outcome will have a material effect on the Company’s financial condition or results of operation.

Countervailing and Anti-Dumping Duties

In 2005, we recorded a receivable of $5 million related to an ongoing international dispute over duties imposed by the United States on softwood lumber imported from Canada. In 2006 the U.S. and Canada finalized an agreement to settle this dispute and as a result, we were refunded $21 million in duties and interest for our claim. We recorded this refund as income ($16 million in 2006 and $5 million in 2005) as part of discontinued operations. Since this claim is now fully settled, we do not anticipate any further payments.

Q—Other Expense

The components of other expense from continuing operations were as follows:

	Year ended December 31
	2007	2006	2005
Gain on asset sale	$(12.1)	$(8.6)	$(5.7)
Restructuring charges	14.3	14.5	17.7
Asset impairments	11.3	4.0	17.7
Currency (gain) loss	2.2	.9	.4
Other (income) expense	(1.1)	(1.3)	1.0

	$14.6	$9.5	$31.1

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

R—Derivative Financial Instruments

Risk Management Strategy & Objectives

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to manage these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments that economically manage currency risk may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate in derivative instruments.

Cash Flow Hedges

At December 31, 2007 and 2006, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. There were $9.2 in outstanding commodity hedges at December 31, 2007, all of which had maturities less than 1 year. None of these hedges had maturities beyond 12 months; however the Company routinely hedges commodity price risk up to 36 months. The Company recognized expense on these commodity hedges of $2.4 and $4.4 for years ended December 31, 2007 and 2006, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $47.6 in foreign currency cash flow hedges at December 31, 2007, 44% hedged Canadian dollar exposures, 35% Mexican peso exposures, and 21% hedged other currencies including the British pound, Euro, and Australian dollar. Of the $53.8 in foreign currency cash flow hedges at December 31, 2006, 65% hedged Canadian dollar exposures, 22% Mexican peso exposures, and 13% hedged other currencies including the British pound, Euro, and Australian dollar. In general, foreign currency cash flow hedges have maturities within 2 years. The Company recognized income on these hedges of $3.9 and $1.5 for the years ended December 31, 2007 and 2006, respectively.

Fair Value Hedges

The Company’s fair value hedges are not material and are outstanding to manage foreign currency risk associated with trade receivables of a Canadian subsidiary. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

At December 31, 2007 and 2006, the Company had $30.0 in derivatives on a notional basis designated as hedging the net investment in a foreign operation. This hedge manages risk associated with the net investment in a Swiss subsidiary. Changes in the value of the hedge offset the changes in the value of $30.0 of the foreign net investment on a consolidated basis. As of December 31, 2007, the net investment hedge had a maturity within 12 months. In general net investment hedges may have maturities up to 5 to 8 years.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, we have not recorded any material amounts for ineffectiveness.

At December 31, 2007, Company had two derivative transactions that did not qualify for hedge accounting treatment under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” The first transaction was a commodity hedge for the purchase of aluminum in the amount of $2.6. The second transaction was a cross-currency swap entered to economically hedge an inter-company debt exposure. The notional amount of the swap is $28.0. Gains or losses on these transactions are recorded directly to income and expense in the period impacted and economically offset gains and losses on the underlying hedged item in discontinued operations and other income, respectively.

The transactions disclosed below include only transactions that qualified for hedge accounting treatment under SFAS 133 in the years 2007 and 2006. The fair values of the derivatives reflect the change in market value of the derivative from the date of trade execution, and do not consider the offsetting underlying hedged item.

	2007		2006
	Total USD Equivalent Notional Amount	Fair Value at 12/31/07	Total USD Equivalent Notional Amount	Fair Value at 12/31/06
Commodity cash flow hedges	$9.2	$(.1)	$21.8	$(2.4)
Foreign currency cash flow hedges	47.6	2.2	53.8	.6

Total cash flow hedges	56.8	2.1	75.6	(1.8)
Fair value hedges	7.8	.1	3.0	(.4)
Net investment hedges	30.0	(3.7)	30.0	(1.9)

Total derivative instruments	$94.6	(1.5)	$108.6	(4.1)

Deferred income taxes		1.1		1.4

Total, net of tax		$(.4)		$(2.7)

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements—(Continued)

S—Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges, and defined benefit plans. The following table sets forth the changes in each component of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Other Items	Defined Benefit Pension Plans (4)	Accumulated Other Comprehensive Income
Balance January 1, 2005	$92.5	$(2.9)	$—	$—	$(7.3)	$82.3
Period change	(21.9)	2.8	4.3	—	(1.2)	(16.0)

Balance December 31, 2005	70.6	(.1)	4.3	—	(8.5)	66.3
Period change	33.9	(1.1)	(5.6)	(.2)	2.1	29.1
Adjustment to initially apply SFAS 158	—	—	—	—	(19.8)	(19.8)

Balance December 31, 2006	104.5	(1.2)	(1.3)	(.2)	(26.2)	75.6
Period change	94.0	(1.1)	2.9	.2	21.9	117.9

Balance December 31, 2007	$198.5	$(2.3)	$1.6	$—	$(4.3)	$193.5

(1)	Foreign currency translation adjustments activity is shown net of income tax expense (benefit) of $2.0 in 2007; $(1.0) in 2006; and $1.8 in 2005.
(2)	Net investment hedges activity is shown net of income tax benefit of $(.7) in 2007; $(.7) in 2006; and $(.1) in 2005.
(3)	Cash flow hedge activity is shown net of income tax expense (benefit) of $1.1 in 2007; $(3.2) in 2006; $2.7 in 2005.
(4)	Defined benefit pension plan activity is shown net of income tax expense (benefit) of $13.7 in 2007; $1.4 in 2006; and $(.7) in 2005. Adjustment to initially apply SFAS 158 is shown net of income tax benefit of $(12.5) in 2006.

Quarterly Summary of Earnings

Leggett & Platt, Incorporated

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth**	Total
2007*
Net sales	$1,063.5	$1,083.0	$1,105.8	$1,054.1	$4,306.4
Gross profit	198.6	206.8	216.8	176.4	798.6
Earnings (loss) from continuing operations before income taxes	80.3	72.7	91.8	(116.4)	128.4
Net earnings (loss) from continuing operations	56.5	55.2	63.6	(124.3)	51.0
Earnings (loss) per share from continuing operations
Basic	$.31	$.30	$.36	$(.71)	$.28

Diluted	$.31	$.30	$.36	$(.71)	$.28

Earnings (loss) from discontinued operations, net of tax	19.2	4.8	2.1	(88.3)	(62.2)
Earnings (loss) per share from discontinued operations
Basic	$.10	$.03	$.01	$(.50)	$(.34)

Diluted	$.10	$.03	$.01	$(.50)	$(.34)

Net earnings (loss)	75.7	60.0	65.7	(212.6)	(11.2)
Total earnings (loss) per share
Basic	$.41	$.33	$.37	$(1.21)	$(.06)

Diluted	$.41	$.33	$.37	$(1.21)	$(.06)

2006*
Net sales	$1,065.3	$1,094.6	$1,132.5	$1,040.6	$4,333.0
Gross profit	188.5	204.5	219.5	196.9	809.4
Earnings from continuing operations before income taxes	63.8	82.6	108.7	79.3	334.4
Net earnings from continuing operations	43.9	65.7	73.4	52.6	235.6
Earnings per share from continuing operations
Basic	$.23	$.35	$.39	$.29	$1.26

Diluted	$.23	$.35	$.39	$.29	$1.26

Earnings from discontinued operations, net of tax	18.2	18.5	10.6	17.4	64.7
Earnings per share from discontinued operations
Basic	$.10	$.10	$.06	$.09	$.35

Diluted	$.10	$.10	$.06	$.09	$.35

Net earnings	62.1	84.2	84.0	70.0	300.3
Total earnings per share
Basic	$.33	$.45	$.45	$.38	$1.61

Diluted	$.33	$.45	$.45	$.38	$1.61

*	Quarterly financial data has been retrospectively adjusted to reflect discontinued operations. See note B for further discussion.
**	As discussed in Notes C and D beginning on page 68, the Company incurred asset impairment and restructuring charges totaling $302 in the fourth quarter of 2007. Of these charges, approximately $137 were associated with discontinued operations and $165 related to continuing operations.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2007 (1)
Allowance for doubtful receivables	$21.9	$8.5	$6.5	(2)	$23.9

Excess and obsolete inventory reserve, LIFO basis	$25.6	$22.5	$12.8		$35.3

Tax valuation allowance	$37.3	$16.1	$(1.8	)(3)	$55.2

Year ended December 31, 2006
Allowance for doubtful receivables	$20.8	$4.9	$3.8	(2)	$21.9

Excess and obsolete inventory reserve, LIFO basis	$34.2	$10.7	$19.3		$25.6

Tax valuation allowance	$38.0	$1.8	$2.5	(3)	$37.3

Year ended December 31, 2005
Allowance for doubtful receivables	$18.0	$6.8	$4.0	(2)	$20.8

Excess and obsolete inventory reserve, LIFO basis	$25.1	$24.9	$15.8		$34.2

Tax valuation allowance	$29.0	$12.8	$3.8	(3)	$38.0

(1)	The balances at December 31, 2007 include assets held for sale of $1.2 of allowance for doubtful receivables, and $6.7 of excess and obsolete inventory reserve, LIFO basis
(2)	Uncollectible accounts charged off, net of recoveries
(3)	Federal tax effect of state and foreign net operating loss carryforwards and credits and changes in currency exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and
Chief Executive Officer

Dated: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ DAVID S. HAFFNER David S. Haffner	President and Chief Executive Officer	February 26, 2008

(b) Principal Financial Officer:

/s/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Senior Vice President and Chief Financial Officer	February 26, 2008

(c) Principal Accounting Officer:

/s/ WILLIAM S. WEIL William S. Weil	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2008

(d) Directors:

RAYMOND F. BENTELE* Raymond F. Bentele	Director

RALPH W. CLARK* Ralph W. Clark	Director

HARRY M. CORNELL, JR.* Harry M. Cornell, Jr.	Director

Robert Ted Enloe, III	Director

RICHARD T. FISHER* Richard T. Fisher	Director

Signature	Title	Date

KARL G. GLASSMAN* Karl G. Glassman	Director

DAVID S. HAFFNER* David S. Haffner	Director

JOSEPH W. MCCLANATHAN* Joseph W. McClanathan	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

PHOEBE A. WOOD* Phoebe A. Wood	Director

FELIX E. WRIGHT* Felix E. Wright	Chairman

*By:	/s/ ERNEST C. JETT	February 26, 2008
Ernest C. Jett
Attorney-in-Fact Under Power-of-Attorney dated February 21, 2008

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation of the Company as of May 13, 1987; Amendment dated May 12, 1993; and Amendment dated May 20, 1999, filed March 11, 2004 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 1-7845)

3.2**	Bylaws of the Company as amended through February 21, 2008.

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2	Form of 1999 Rights Agreement effective February 15, 1999 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to ChaseMellon Shareholder Services, LLC, which includes the form of Certificate of Designation, setting forth the terms of the Series A Junior Participating Preferred Stock, no par value, as Exhibit A; the form of Rights Certificate as Exhibit B; and the Summary of Preferred Stock Purchase Rights as Exhibit C, filed December 1, 1998 as Exhibit 4 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.3	Indenture, dated as of November 24, 1999 between the Company and The Bank of New York Mellon Corporation (Successor in interest to JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank)), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated herein by reference. (SEC File No. 1-7845)

4.4	Senior Indenture dated May 6, 2005 between the Company and The Bank of New York Mellon Corporation (Successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.5	Form of Fixed Rate Note filed May 10, 2005 as Exhibit 4.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.6	Form of Floating Rate Note filed May 10, 2005 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

4.7	Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.8	Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.9	Form of $180,000,000 4.65% Notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 1-7845)

4.10	Form of $200,000,000 5.00% Notes due 2015 issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 11, 2005 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.1*	Restated and Amended Employment Agreement between the Company and Felix E. Wright dated March 1, 1999, filed March 31, 1999 as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1998; Amendment No. 1 to the Restated and Amended Employment Agreement of Felix E. Wright, dated October 1, 2002, filed November 13, 2002 as Exhibit 10 to

Exhibit No.	Document Description
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

10.2*	Employment Agreement between the Company and David S. Haffner, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.3*	Employment Agreement between the Company and Karl G. Glassman, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K is incorporated by reference. (SEC File No. 1-7845)

10.4*	Restated and Amended Employment Agreement between the Company and Harry M. Cornell, Jr. dated as of August 14, 1996, and Amendment No. 1 to Employment Agreement dated January 1, 1999, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated March 1, 2001 extending term of Employment Agreement, all of which was filed as of March 28, 2002 as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001, and Letter Agreement dated November 15, 2002, filed March 18, 2003 as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2002, all of which are incorporated by reference. (SEC File No. 1-7845)

10.5*	Severance Benefit Agreement between the Company and David S. Haffner, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.6*	Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.7*	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and certain executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference. (SEC File No. 1-7845)

10.8*	Summary Sheet for Executive Cash Compensation, filed August 9, 2007 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference. (SEC File No. 1-7845)

10.9*,**	Award Formula under the 2004 Key Officers Incentive Plan.

10.10*	Summary Sheet of Director Compensation filed May 9, 2007 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 1-7845)

10.11*	The Company’s Flexible Stock Plan, amended and restated, effective as of May 4, 2005, filed March 23, 2005 as Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders; Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed November 2, 2006 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006; Form of Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed November 3, 2004 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004; all of which are incorporated by reference. (SEC File No. 1-7845)

Exhibit No.	Document Description
10.11.1*,**	Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan.

10.12*	The Company’s 2004 Key Officers Incentive Plan, amended and restated effective January 1, 2006 filed March 1, 2006 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2005, is incorporated by reference. (SEC File No. 1-7845)

10.13*	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 1-7845)

10.14*,**	The Company’s Deferred Compensation Program, Amended and Restated, Effective as of December 1, 2007.

10.15*	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 1-7845)

10.16*	The Company’s Pre-2005 Executive Stock Unit Program, as amended and restated, effective as of December 31, 2004, filed December 10, 2004 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 1-7845)

10.17*,**	The Company’s 2005 Executive Stock Unit Program, as amended, effective as of December 31, 2007.

10.18*,**	Description of long-term disability arrangements between the Company and certain executives.

10.19*,**	The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007.

10.20	Credit Agreement, dated August 5, 2005 among the Company, Wachovia Bank, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed August 9, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K; First Amendment to Credit Agreement, filed August 3, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006; Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Current Report on Form 8-K; each of which is incorporated by reference. (SEC File No. 1-7845)

10.20.1**	Assignment and Assumption between Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement).

10.20.2**	Assignment and Assumption between The Bank of New York and Comerica Bank, dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement).

10.21	Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K is incorporated by reference. (SEC File No. 1-7845)

10.22	Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 1-7845)

Exhibit No.	Document Description
10.23	Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 1-7845)

10.24	Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005, filed May 9, 2007 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 1-7845)

10.25	Commercial Paper Dealer Agreement between the Company and Wachovia Capital Markets, LLC dated October 10, 2005, filed May 9, 2007 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 1-7845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2008.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2008.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2008.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2008.

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.