Form 10-Q
period 2008-03-31
LEGGETT & PLATT INC
filed 2008-05-09
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Common stock outstanding as of April 30, 2008: 166,329,584

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$188.1	$205.4
Accounts and other receivables	685.8	658.4
Allowance for doubtful accounts	(19.4)	(18.2)
Inventories, net	599.2	599.2
Other current assets	96.4	104.6
Current assets held for sale	320.5	285.0

Total current assets	1,870.6	1,834.4

NET PROPERTY, PLANT & EQUIPMENT	736.4	726.9

OTHER ASSETS
Goodwill	927.9	931.3
Other intangibles, less accumulated amortization of $71.4 at March 31, 2008 and $65.9 at December 31, 2007	227.5	232.2
Sundry	83.8	78.2
Non-current assets held for sale	256.8	269.5

Total other assets	1,496.0	1,511.2

TOTAL ASSETS	$4,103.0	$4,072.5

CURRENT LIABILITIES
Current maturities of long-term debt	$74.2	$88.7
Accounts payable	242.2	227.6
Accrued expenses	257.2	262.8
Other current liabilities	125.6	148.1
Current liabilities held for sale	73.3	72.4

Total current liabilities	772.5	799.6
LONG-TERM LIABILITIES
Long-term debt	1,095.8	1,000.6
Other long-term liabilities	102.2	96.3
Deferred income taxes	44.7	42.3
Non-current liabilities held for sale	.6	1.0

Total long-term liabilities	1,243.3	1,140.2

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	491.1	500.0
Retained earnings	2,123.5	2,122.3
Accumulated other comprehensive income	182.7	193.5
Treasury stock	(712.1)	(685.1)

Total shareholders’ equity	2,087.2	2,132.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,103.0	$4,072.5

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$998.3	$1,047.6

Cost of goods sold	821.2	851.1

Gross profit	177.1	196.5

Selling and administrative expenses	103.9	100.4
Amortization of intangibles	6.0	4.9
Other income, net	(1.9)	(.6)

Earnings from continuing operations before interest and income taxes	69.1	91.8

Interest expense	13.3	13.7
Interest income	2.3	1.9

Earnings from continuing operations before income taxes	58.1	80.0
Income taxes	18.9	23.6

Earnings from continuing operations	39.2	56.4

Earnings from discontinued operations, net of tax	4.2	19.3

Net earnings	$43.4	$75.7

Earnings Per Share from continuing operations
Basic	$.23	$.31
Diluted	$.23	$.31
Earnings Per Share from discontinued operations
Basic	$.02	$.10
Diluted	$.02	$.10
Earnings Per Share – Net
Basic	$.25	$.41
Diluted	$.25	$.41

Cash Dividends Declared Per Share	$.25	$.17

Average Shares Outstanding
Basic	173.0	183.0
Diluted	173.2	183.7

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net Earnings	$43.4	$75.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	29.0	37.9
Amortization	6.0	5.6
Asset impairment charges	.1	.1
Net gain from sales of assets	(1.0)	(23.7)
Deferred income tax (benefit)	4.4	(2.7)
Stock-based compensation	12.7	14.1
Other	3.2	(2.0)
Other changes, excluding effects from acquisitions and divestitures:
(Increase) in accounts and other receivables	(61.7)	(11.0)
(Increase) decrease in inventories	(13.6)	10.4
Decrease (increase) in other current assets	9.6	(4.3)
Increase in accounts payable	16.2	18.3
Increase in accrued expenses and other current liabilities	4.8	30.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	53.1	148.6

INVESTING ACTIVITIES
Additions to property, plant and equipment	(33.2)	(44.2)
Purchases of companies, net of cash acquired	(.6)	(82.6)
Proceeds from sales of assets	13.0	86.9
Other	(1.7)	(3.8)

NET CASH USED FOR INVESTING ACTIVITIES	(22.5)	(43.7)

FINANCING ACTIVITIES
Additions to debt	95.6	93.8
Payments on debt	(39.5)	(30.3)
Dividends paid	(43.2)	(30.9)
Issuances of common stock	.8	3.0
Purchases of common stock	(62.6)	(39.0)
Other	.7	1.0

NET CASH USED FOR FINANCING ACTIVITIES	(48.2)	(2.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	.3	.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17.3)	102.7
CASH AND CASH EQUIVALENTS – January 1,	205.4	131.9

CASH AND CASH EQUIVALENTS – March 31,	$188.1	$234.6

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

Cash equivalents are primarily shares in high-quality, short-term money market funds with daily liquidity. The carrying amount of cash equivalents approximates fair value due to their liquidity and short-term maturities.

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the 2008 presentation:

•	In the Consolidated Condensed Balance Sheets — certain current liabilities have been reclassified between “Accrued Expenses” and “Other current liabilities.”

•	In the Consolidated Condensed Statements of Operations and all related notes — the first quarter 2007 has been retrospectively adjusted to reflect the effect of discontinued operations (see Note 3).

•

In Note 10, the first quarter 2007 segment information has been retrospectively adjusted to reflect discontinued operations and an organizational change that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials.

For further information, refer to the financial statements of the Company and footnotes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2007.

2.	NEW ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” provision which requires it to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company previously used September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and the Company recorded a $.5 (net of tax) increase to beginning retained earnings on January 1, 2008.

As discussed in Note 13, the Company also adopted the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” on January 1, 2008. SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

2.	NEW ACCOUNTING STANDARDS (continued)

reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. As the Company did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement, effective January 1, 2008, did not have an impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. Because the adoption of SFAS 141R will be applied prospectively, it is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements,” which seeks to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, as equity in their consolidated financial statements. SFAS 160 is also effective for the Company beginning January 1, 2009, and its adoption is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” The new standard requires enhanced disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows. The Statement requires disclosure of objectives and strategies for derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of contingent derivative features that are credit-risk related, and requires cross-referencing within footnotes if the required disclosures are presented in more than one footnote. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Its adoption is not expected to have a material impact on the Company’s financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company sold the following operations in the first quarter of 2008:

•

One automotive seating component operation—The sale of this business resulted in a pre-tax loss of $2.4 ($1.5 net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Specialized Products Segment and produced wire forms, tubular forms, and welded assemblies for automotive seating.

•

One fixture & display operation—This operation was classified as held for sale at December 31, 2007, but did not meet the requirements for discontinued operations in either 2007 or 2008. Producing metal store fixtures, the results for this operation (including a pre-tax gain of $2.2) are included in the line item “Other income, net.”

The Company sold the following operation in the first quarter of 2007:

•

The Prime Foam Products Unit— The sale of this unit resulted in a pre-tax gain of $23.7 ($12.1 net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Residential Furnishings Segment and produced foam primarily used for cushioning by upholstered furniture and bedding manufacturers.

During 2007 the Company completed an extensive review of its business portfolio and determined that it will exit certain of its business activities. This includes the anticipated divestiture of some operations, the pruning of some business and the closure of certain underperforming plants, referred to as the 2007 Strategic Plan.

The largest portion of the exit activities is the anticipated divestiture of the Company’s Aluminum Products Segment and all or a portion of six additional business units as detailed in the following table. In the first quarter 2008, the Coated Fabrics Unit, previously in the Residential Furnishings Segment, met the criteria for held for sale and discontinued operations. All others met the criteria in fourth quarter 2007.

The pre-tax proceeds generated from the divestitures are expected to recover the carrying value of the assets held for sale. The net assets held for sale can fluctuate due to changes in working capital until these businesses are divested.

In addition to these divestitures, the Company anticipates eliminating some of the Company’s least profitable revenue via the closure or disposition of unprofitable facilities, or elimination of unprofitable revenue. None of these facilities have met the requirements to be classified as held for sale or discontinued operations other than discussed above.

The Company anticipates that the exit activities will be completed by the end of 2008.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Results from discontinued operations for three months ended March 31 were as follows:

	2008	2007
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$44.4
Wood Products Unit	14.7	12.9
Fibers Unit	21.0	20.7
Coated Fabrics Unit	11.0	15.9
Commercial Fixturing & Components:
Plastics Unit	11.7	11.2
Storage Products Unit	18.7	23.7
Aluminum Products Segment	128.7	128.4
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	17.9	24.2
An automotive seating components operation	3.9	9.7

External sales	$227.6	$291.1

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$(2.0)	$25.4
Wood Products Unit	.5	1.3
Fibers Unit	1.1	1.1
Coated Fabrics Unit	(.3)	.3
Commercial Fixturing & Components:
Plastics Unit	1.8	1.2
Storage Products Unit	.3	1.4
Aluminum Products Segment	10.3	6.6
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	(1.5)	(1.4)
An automotive seating components operation	(2.7)	(1.1)

Earnings before interest and income taxes	7.5	34.8
Interest expense	(.6)	(.6)
Income tax expense	(2.7)	(14.9)

Earnings from discontinued operations, net of tax	$4.2	$19.3

The above amounts include the impact of restructuring charges discussed in Note 4.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Net assets held for sale by segment were as follows:

	March 31, 2008
	Assets	Liabilities	Net Assets
Residential Furnishings	$95.4	$11.7	$83.7
Commercial Fixturing & Components	78.3	7.3	71.0
Aluminum Products	362.5	47.4	315.1
Industrial Materials	3.8	—	3.8
Specialized Products	37.3	7.5	29.8

Net assets held for sale	$577.3	$73.9	$503.4

	December 31, 2007
	Assets	Liabilities	Net Assets
Residential Furnishings	$69.3	$6.8	$62.5
Commercial Fixturing & Components	91.9	9.3	82.6
Aluminum Products	332.7	49.2	283.5
Industrial Materials	3.8	—	3.8
Specialized Products	56.8	8.1	48.7

Net assets held for sale	$554.5	$73.4	$481.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Condensed Balance Sheets were as follows:

	March 31, 2008	Dec. 31, 2007
Receivables, net	$151.8	$121.2
Inventories, net	153.3	147.9
Prepaid expenses and other current assets	15.4	15.9

Total current assets held for sale	320.5	285.0

Property, plant and equipment, net	213.9	226.8
Goodwill, net	36.8	33.6
Patents and other intangible assets, net	5.7	7.9
Other assets	.4	1.2

Total non-current assets held for sale	256.8	269.5

Total assets held for sale	$577.3	$554.5

Current maturities of long-term debt	$—	$.1
Accounts payable	53.3	59.3
Accrued expenses	18.8	11.8
Other current liabilities	1.2	1.2

Total current liabilities held for sale	73.3	72.4

Long-term debt	.4	.4
Other long-term liabilities	.2	.6

Total long-term liabilities held for sale	.6	1.0

Total liabilities held for sale	$73.9	$73.4

The above table includes $14.2 and $15.1 of property, plant and equipment held for sale at March 31, 2008 and December 31, 2007, respectively, from the closings of various operations and prior year restructurings not associated with the exit activities described earlier.

4.	RESTRUCTURING

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the “2007 Strategic Plan” described below, none of these initiatives have individually resulted in a material charge to earnings for any of the periods presented. The details regarding all of the Company’s net restructuring-related costs for the periods presented are provided below.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

4.	RESTRUCTURING (continued)

Total restructuring and other special charges for the quarters ended March 31, 2008 and March 31, 2007 were comprised of:

	March 31, 2008		March 31, 2007
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Severance and other restructuring costs	$.9	$.8	$.7	$.1
Inventory obsolescence and other	.8	—	—	—
Loss (Gain) from sale of assets	(2.2)	2.4	(.2)	—

Total restructuring and other special charges	$(.5)	$3.2	$.5	$.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

4.	RESTRUCTURING (continued)

2007 Strategic Plan

As discussed in Note 3, in November 2007, the Company adopted a new strategic plan which includes the exit of certain businesses. The Company anticipates that the exit activities will be completed by the end of 2008.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	2008 Restructuring Charges	Total Restructuring- Related Charges Incurred in 2007	Total Amount Incurred to Date
Continuing Operations:
Residential Furnishings	$.1	$—	$.1
Commercial Fixturing & Components	.3	4.5	4.8

Total Continuing Operations (1)	.4	4.5	4.9

Discontinued Operations:
Residential Furnishings	—	5.7	5.7
Specialized Products	.1	.5	.6

Total Discontinued Operations (2)	.1	6.2	6.3

Total (3)	$.5	$10.7	$11.2

(1)	First quarter 2008 restructuring charges associated with continuing operations are reported on the Consolidated Condensed Statements of Operations in “Other income, net” and are comprised of $.3 employee termination costs and $.1 other exit costs, primarily plant closure and asset relocation. Full year 2007 costs are comprised of $.8 employee termination costs, $2.0 contract termination cost, and $1.7 inventory obsolescence and other.
(2)	First quarter 2008 charges, comprised of employee termination costs, associated with discontinued operations are reported on the Consolidated Condensed Statements of Operations in “Earnings from discontinued operations.” Full year 2007 costs are comprised of $.1 employee termination costs, $.4 other exit costs, primarily plant closure and asset relocation, and $5.7 inventory obsolescence and other.
(3)	Cash charges were $.5 and $3.3 in the first quarter 2008 and full year 2007 respectively.

We anticipate that additional charges required to complete this plan will be less than $10.0.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

4.	RESTRUCTURING (continued)

The accrued liability associated with the 2007 Strategic Plan consisted of the following.

	Balance at December 31, 2007	2008 Charges	Payments	Balance at March 31, 2008
Termination benefits	$.8	$.4	$1.0	$.2
Contract termination costs	2.0	—	2.0	—
Other restructuring costs	—	.1	.1	—

	$2.8	$.5	$3.1	$.2

Other Initiatives

Apart from the 2007 Strategic Plan, the Company has implemented various cost reduction initiatives to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

	Three Months Ended March 31,
	2008	2007
Continuing Operations:
Charged to other expense, net:
Severance and other restructuring costs	$.5	$.7
(Gain) from sale of assets	—	(.2)

	.5	.5

Charged to cost of goods sold:
Inventory obsolescence and other	.8	—

Total Continuing Operations	1.3	.5

Discontinued Operations:
Severance and other restructuring costs	.7	.1

Total of Other Initiatives	$2.0	$.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

4.	RESTRUCTURING (continued)

The accrued liability associated with Other Initiatives consisted of the following.

	Balance at December 31, 2007	2008 Charges	Payments	Balance at March 31, 2008
Termination benefits	$1.1	$.3	$.6	$.8
Contract termination costs	4.0	—	.9	3.1
Other restructuring costs	.1	.9	.9	.1

	$5.2	$1.2	$2.4	$4.0

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2008	2007
Earnings from continuing operations	$39.2	$56.4
Earnings from discontinued operations, net of tax	4.2	19.3

Net earnings	$43.4	$75.7

Weighted average number of common shares used in basic EPS	173.0	183.0
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.2	.7

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	173.2	183.7

Basic EPS
Continuing operations	$.23	$.31
Discontinued operations	.02	$.10

Basic earnings per common share	$.25	$.41

Diluted EPS
Continuing operations	$.23	$.31
Discontinued operations	.02	.10

Diluted earnings per common share	$.25	$.41

Of the total 15.0 million shares issuable under employee and non-employee stock options as of March 31, 2008, 11.6 million were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. As of March 31, 2007, 4.2 million of the 14.2 million option shares then issuable were similarly excluded.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

6.	INVENTORIES

Inventories, about 50% of which are valued using the last-in, first-out (LIFO) cost method and the remainder using the first-in, first-out (FIFO) cost method, are comprised of the following:

	March 31, 2008	December 31, 2007
At FIFO cost
Finished goods	$342.1	$348.3
Work in process	65.4	54.2
Raw materials and supplies	258.7	260.4
LIFO reserve	(67.0)	(63.7)

	$599.2	$599.2

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

7.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	March 31, 2008	December 31, 2007
Property, plant and equipment, at cost	$1,827.2	$1,811.0
Less accumulated depreciation	1,090.8	1,084.1

	$736.4	$726.9

8.	STOCK-BASED COMPENSATION

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

During the first quarters of 2008 and 2007, 1.8 million and 1.5 million options were granted and the Company recorded stock compensation expense of $3.0 and $3.4, respectively, related to current year grants and vesting of options previously granted to employees.

The weighted-average per-share fair value of the options granted during the quarters ended March 31, 2008 and 2007 was $2.45 and $5.25, respectively.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the quarters presented. Fair values were calculated using the Black-Scholes option pricing model.

Key assumptions	March 31, 2008	March 31, 2007
Risk-free interest rate	3.4%	4.7%
Expected life in years	6.6	6.6
Expected volatility (over expected life)	26.9%	23.9%
Expected dividend yield (over expected life)	5.9%	3.3%

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

8.	STOCK-BASED COMPENSATION (continued)

Beginning in 2008, the Company granted Performance Stock Unit (PSU) awards to selected officers and other key managers. These awards contain the following conditions:

•	A service requirement – Awards generally vest three years following the grant date; and

•

A market condition – Awards are based on the Company’s total shareholder return as compared to that of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Products sectors of the S&P 900 (approximately 330 companies). Participants will earn from 0% to 175% of the base award (516,525 total shares for this award) depending upon how the Company’s total shareholder return ranks within the peer group.

During the first quarter of 2008, expenses incurred for this plan were $.7.

9.	EMPLOYEE BENEFIT PLANS

The following table provides interim information at March 31, 2008 and 2007 as to the Company’s sponsored domestic and foreign defined benefit pension plans. Expected 2008 employer contributions are not significantly different than the $1.8 previously reported at year-end 2007.

	Three Months Ended March 31,
	2008	2007
Components of Net Pension (Income) Expense
Service cost	$.7	$1.1
Interest cost	3.3	3.2
Expected return on plan assets	(4.8)	(4.2)
Recognized net actuarial loss	.1	.4

Net pension (income) expense	$(.7)	$.5

10.	SEGMENT INFORMATION

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

Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain general and administrative costs and miscellaneous corporate income and expense of the Company are allocated to the segments based on sales and EBIT (earnings before interest and income taxes).

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

10.	SEGMENT INFORMATION (continued)

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. Segment assets are reflected in the segment information at their estimated average for the year. Centrally incurred costs, allocated general and administrative costs and miscellaneous corporate income and expense include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

A summary of segment results from continuing operations for the quarters ended March 31, 2008 and 2007 are shown in the following tables. Amounts for 2007 have been retrospectively adjusted to reflect (i) discontinued operations as discussed in Note 3, and (ii) an organizational change, effective June 1, 2007, that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials.

The impact of the organizational change on reported results for the quarter ended March 31, 2007 was to move $4.2 of external sales and $(1.2) of EBIT from the Commercial Fixturing & Components Segment to the Industrial Materials Segment. In addition, for the quarter ended March 31, 2007, intersegment sales for Commercial Fixturing & Components increased $1.3, resulting in a net reduction in total Commercial Fixturing & Components sales of $2.8. Also, intersegment sales for Industrial Materials increased $4.7, resulting in a net increase of $8.9 in total Industrial Materials sales.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2008:
Residential Furnishings	$518.3	$4.2	$522.5	$37.3
Commercial Fixturing & Components	187.3	4.7	192.0	7.7
Industrial Materials	139.9	72.6	212.5	18.5
Specialized Products	152.8	16.1	168.9	13.9
Intersegment eliminations	—	—	—	(4.7)
Change in LIFO reserve	—	—	—	(3.6)

	$998.3	$97.6	$1,095.9	$69.1

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Quarter ended March 31, 2007:
Residential Furnishings	$583.5	$4.5	$588.0	$56.4
Commercial Fixturing & Components	191.0	3.8	194.8	7.9
Industrial Materials	121.0	70.1	191.1	13.1
Specialized Products	152.1	10.7	162.8	14.3
Intersegment eliminations	—	—	—	(.7)
Change in LIFO reserve	—	—	—	.8

	$1,047.6	$89.1	$1,136.7	$91.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

10.	SEGMENT INFORMATION (continued)

Average asset information for the Company’s segments at March 31, 2008 and December 31, 2007 is shown in the first table below. Beginning in 2008 management changed its measure of segment assets used in evaluating segment performance. Segment asset amounts for December 31, 2007 have been retrospectively adjusted and the second table below summarizes the impact of this change. Return measures now include working capital (all current assets and current liabilities) plus net property, plant and equipment. The previous measure included inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles.

	March 31, 2008	December 31, 2007
Residential Furnishings	$775.2	$801.9
Commercial Fixturing & Components	314.6	340.3
Industrial Materials	268.0	276.8
Specialized Products	276.2	275.5

Segment subtotal – presented based on averages for the period of net working capital plus net property, plant and equipment	1,634.0	1,694.5
Reconciliation to consolidated assets:
Average current liabilities included in segment numbers above	327.7	318.3
Assets held for sale	577.3	554.5
Unallocated assets	1,541.6	1,577.4
Adjustment to period-end vs. average assets	22.4	(72.2)

	$4,103.0	$4,072.5

	December 31, 2007 Segment assets as previously reported	Less average gross goodwill and other intangibles	Net average other assets and liabilities included in return measures	December 31, 2007 segment Assets
Residential Furnishings	$1,493.6	$(573.4)	$(118.3)	$801.9
Commercial Fixturing & Components	703.8	(318.1)	(45.4)	340.3

Industrial Materials	376.4	(75.2)	(24.4)	276.8
Specialized Products	676.7	(339.2)	(62.0)	275.5
Average current liabilities included in segment numbers above			318.3	318.3

Assets held for sale	554.5	—	—	554.5
Unallocated assets	410.5	1,318.2	(151.3)	1,577.4
Adjustment to year-end vs. average assets	(143.0)	(12.3)	83.1	(72.2)

	$4,072.5	$—	$—	$4,072.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

11.	CONTINGENCIES

The Company is involved in various legal proceedings including matters which involve claims against the Company under employment, intellectual property, environmental and other laws. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to the Company’s financial position for any of the periods presented. While the results of any ultimate resolution cannot be predicted with certainty, management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from claims and proceedings is remote.

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

The Company reached a tentative settlement with counsel for all plaintiffs on April 29, 2008. The settlement amount is well within the Company’s insurance coverage limits (including a $2.0 self retention amount). The settlement is subject to contingencies, including approval by the court. Management does not believe the settlement or the outcome of the litigation will have a material effect on the Company’s financial condition, cash flows or results of operations.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Defined Benefit Pension Plans (4)	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2008	$198.5	$(2.3)	$1.6	$(4.3)	$193.5
Period change	(9.4)	(2.8)	1.2	.2	(10.8)

Balance March 31, 2008	$189.1	$(5.1)	$2.8	$(4.1)	$182.7

(1)	There was no income tax effect on foreign currency translation activity affecting accumulated other comprehensive income in the first quarter of 2008.
(2)	Net investment hedge activity is shown net of income tax expense of $(1.7) in the first quarter of 2008.
(3)	Cash flow hedge activity is shown net of income tax expense of $.6 in the first quarter of 2008.
(4)	There was no defined benefit pension plan activity affecting accumulated other comprehensive income other than the effect of foreign currency exchange rates in the first quarter of 2008.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

	Three Months Ended March 31,
	2008	2007
Comprehensive Income (Loss):
Net Earnings	$43.4	$75.7
Foreign currency translation adjustments	(9.4)	1.3
Net investment hedges	(2.8)	—
Cash flow hedges	1.2	1.8
Other	—	.2
Defined benefit pension plans	.2	(.3)

Total Comprehensive Income	$32.6	$78.7

13.	FAIR VALUE

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” except as it applies to those nonfinancial assets and nonfinancial liabilities affected by the one year delay identified in FASB Staff Position 157-2. The primary areas in which the Company utilizes fair value measures applicable to the one year delay are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.

The areas in which the Company utilizes fair value measures that were included in the January 1, 2008 adoption are cash equivalents and derivatives hedging financial risks primarily related to interest rates, foreign currency, and commodities.

SFAS 157 does not require any new fair value measurements, but requires expanded disclosure about fair value measurements and establishes a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial instruments in this category are valued using models that consider various assumptions and information from market-corroborated sources. The models used are primarily industry-standard models that consider items such as quoted prices, time value, volatility factors, current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•	Level 3: Unobservable inputs that are not corroborated by market data.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

13.	FAIR VALUE (continued)

The following table presents assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$116.6	$—	$—	$116.6
Derivative Assets	1.7	2.3	—	4.0

Total Assets	$118.3	$2.3	$—	$120.6

Liabilities:
Derivative Liabilities	$—	$11.3	$—	$11.3

Total Liabilities	$—	$11.3	$—	$11.3

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

What We Do

Leggett & Platt is a FORTUNE 500 diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, retail stores, offices, and automobiles. We make components that are often not visible, but integral to, our customers’ products.

We are North America’s leading independent manufacturer of: components for residential furniture and bedding, adjustable beds, carpet underlay, retail store fixtures and point-of-purchase displays, components for office furniture, drawn steel wire, automotive seat support and lumbar systems, and machinery used by the bedding industry for wire forming, sewing, and quilting.

Our Segments

Our continuing operations are composed of 21 business units, with approximately 24,000 employee-partners, and more than 250 facilities located in 20 countries around the world. Our segments are Residential Furnishings, Commercial Fixturing & Components, Industrial Materials, and Specialized Products.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components, and other finished products. This segment has generated approximately 50% of the Company’s total sales during the past two years.

Commercial Fixturing & Components: Operations in this segment, which have contributed approximately 18% of total sales in the past two years, manufacture and sell store fixtures and point-of-purchase displays used by retailers. We also produce chair controls, bases, and other components for office furniture manufacturers.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products. This segment has generated approximately 17% of our total sales in the last two years.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers. This segment has contributed about 15% of total sales during the past two years.

Discontinued Operations and Other Divestitures

We divested our Prime Foam operations in early 2007 and expect to divest seven additional businesses during 2008. As a result of these activities, several businesses are disclosed in our financial statements as discontinued operations. Those businesses, listed according to the segment in which they previously resided, include:

•	Aluminum Products: entire segment

•	Residential Furnishings: Prime Foam (sold in March 2007), Fibers, Wood Products, and Coated Fabrics

•	Commercial Fixturing & Components: Storage Products and Plastics

•	Specialized Products: Commercial Vehicle Products – Dealer Unit

These divestitures are progressing as planned. We are in discussions with numerous potential buyers, both financial and strategic. Investment bankers are assisting with the sale of the Aluminum Products Segment and four of the other business units. We continue to believe that all of the divestitures will occur during 2008, and expect to recover the carrying value of the assets held for sale. $503.4 million and $481.1 million of net assets were classified as held for sale at March 31, 2008 and December 31, 2007, respectively. Given the market’s interest in small-to-mid sized transactions, and the tangible assets associated with these operations, we believe our expectations are reasonable.

During the first quarter 2008, we divested an automotive seating components operation previously in the Specialized Products Segment and one Fixture & Display operation previously in the Commercial Fixturing & Components Segment. Both of these operations were classified as held for sale at December 31, 2007, but only the automotive seating components operation met the requirements for discontinued operations.

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

After significant study, we are narrowing our focus and eliminating over 20% of the portfolio based upon each BU’s strategic value and financial returns. Most of this activity is expected to occur in 2008. The largest portion of the revenue reduction will come from the divestiture of the Aluminum Products segment and six additional business units. Additionally, the Store Fixtures business unit was given a 12-month deadline by which to significantly improve performance; we expect to continue to prune the unit’s least profitable revenue. Finally, several business units, though otherwise healthy, contain individual plants that are operating at unacceptable profit levels. We expect to close or divest a number of these unprofitable facilities, or eliminate unprofitable revenue.

Total Shareholder Return (TSR) is now the key success measure that we will monitor. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends Received) / Beginning Stock Price]. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a greater emphasis on improving returns and maximizing cash flow, with growth representing just one of several means to achieve that result. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to include a link to return on assets.

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

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are: market demand for our products, raw material cost trends and competition.

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

Throughout 2007 and into the first quarter of 2008, demand weakness in the U.S. home-related, retail, and other markets led to lower volume in certain of our businesses. In contrast, we saw relative strength in international markets, including bedding and automotive. Several factors, including a weak U.S. economy, higher energy costs, a slump in the housing market, and low consumer confidence have led to more conservative spending by U.S. consumers.

Raw Material Costs

In many of our businesses, we enjoy a cost advantage from buying large quantities of raw materials. This purchasing leverage is a benefit that many of our competitors generally do not have. Still, our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate.

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

Steel is our principal raw material and at various times in past years we have experienced cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers via selling price adjustments. In late 2007 we began seeing higher steel costs, and significant increases have continued to occur in 2008. Since early December, the cost of steel scrap has doubled and costs of other types of steel have also increased significantly. We have initiated and continue to implement price increases to recover these higher costs.

We also experienced significant inflation in foam scrap and chemicals in recent years, but recovered most of the higher costs through selling price increases. The cost of foam scrap declined from peak levels during 2007, resulting in lower selling prices that continue into 2008 in our carpet underlay business.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments in recent years, as our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation. Our profit margins were negatively impacted as a result of this de-contenting. We are responding by developing new products (including new types of innersprings) that enable our customers to reduce their total costs, and provide higher margin and profit contribution for our operations. Some of these new products were introduced during 2007, with production of those products ramping up in 2008.

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

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At March 31, 2008, Leggett operated 12 facilities in China.

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

We believe that innersprings are being imported into the U.S. at low prices that violate our trade laws, and also are frequently imported under improper tariff classifications, thus avoiding duties. In late 2007 we filed an anti-dumping petition with the U.S. government on behalf of the innerspring industry to attempt to remedy this situation. The U.S. International Trade Commission has made a preliminary determination of material injury to the domestic innerspring industry in this case and the U.S. Department of Commerce has begun its investigation into our dumping allegations.

Asset Impairments and Restructuring-related Charges

In the fourth quarter 2007, we recognized $287 million (primarily all non-cash) of impairment and restructuring-related charges associated with the strategic plan. In the first quarter 2008, we incurred an additional $.5 million of restructuring-related costs and $.1 million of asset impairments related to these exit activities. Our original estimate of strategic plan total charges was $302-$312 million. We currently anticipate that we will be able to complete the plan with total charges of less than $300 million. For further information about restructuring, see Note 4 on page 10 of the Notes to Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

First quarter sales of $1.00 billion (from continuing operations) were 5% lower than in the first quarter of 2007. Same location sales (sales for locations owned and operated in both the current and prior year periods) declined 6% due to soft demand and the Company’s decision to exit specific sales volume with unacceptable profit margins. This decrease was partially offset by 1% growth from acquisitions (net of small divestitures) completed in 2007.

Earnings for the quarter were $.25 per diluted share, including $.02 per share of earnings from discontinued operations, and two items that basically offset ($.01 of restructuring-related costs and a small gain on sale of assets). In the first quarter of 2007, earnings per share were $.41, including $.09 per share from discontinued operations and other items.

The year-over-year reduction in continuing operations’ earnings is primarily due to soft demand in residential-related markets. Higher steel costs also impacted earnings in the quarter. We have initiated selling price increases associated with these higher costs.

Earnings from discontinued operations in the first quarter of 2008 were $.02 per share, and included approximately $.02 per share of non-operating charges. In the first quarter of 2007, earnings per share from discontinued operations were $.10, and included a $.06 per share gain from the sale of the Prime Foam business.

LIFO/FIFO and the effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about half of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO inventory method. We are projecting LIFO expense of $14.2 million for the full year of 2008. Therefore, we recognized $3.6 million of LIFO expense in the first quarter of 2008. However, the actual full year amount could vary significantly, depending on future prices (primarily in steel) and final inventory levels.

See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Taxes

Due primarily to a lower level of term notes from maturities paid in 2007, first quarter 2008 interest expense decreased $.4 million compared to the first quarter of 2007. Based on current borrowing levels, interest expense in 2008 is expected to be approximately the same as 2007 results. Due to lower levels of invested cash, interest income in 2008 is expected to be down approximately $2.8 million from 2007 amounts.

The reported first quarter consolidated worldwide effective tax rate on continuing operations is 32.5%, slightly higher than the 29.5% rate for the same quarter last year. This increase is primarily due to a non-recurring benefit recognized in the first quarter of 2007 related to changes in state tax laws and in the distribution of earnings among states which together decreased the tax rate used to determine our net deferred tax liability. The effective rate for the remainder of 2008 may be different from the first quarter tax rate depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, the type of income earned and the effect of tax law changes.

Discussion of Segment Results

A description of the products included in each segment, along with segment financial data, appear in Note 10 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations discussed below for the quarters ended March 31, 2008 and March 31, 2007 are shown in the following tables.

Reported amounts for 2007 have been retrospectively adjusted to reflect only continuing operations and also to reflect an organizational change that moved a few small formed wire operations from Commercial Fixturing & Components to Industrial Materials.

			Change in Sales		% Change in Same Location Sales
	1st Qtr. 2008 Sales	1st Qtr. 2007 Sales	$	%
Residential Furnishings	$522.5	$588.0	$(65.5)	(11.1)%	(11.0)%
Commercial Fixturing & Components	192.0	194.8	(2.8)	(1.4)	(3.8)
Industrial Materials	212.5	191.1	21.4	11.2	7.7
Specialized Products	168.9	162.8	6.1	3.7	.7

Total Sales	1,095.9	1,136.7	(40.8)	(3.6)	(6.2)
Intersegment sales	(97.6)	(89.1)	(8.5)

External sales	$998.3	$1,047.6	$(49.3)	(4.7)

			Change in EBIT		EBIT Margins*
	1st Qtr. 2008 EBIT	1st Qtr. 2007 EBIT	$	%	1st Qtr. 2008	1st Qtr. 2007
Residential Furnishings	$37.3	$56.4	$(19.1)	(33.9)%	7.1%	9.6%
Commercial Fixturing & Components	7.7	7.9	(.2)	(2.5)	4.0	4.1
Industrial Materials	18.5	13.1	5.4	41.2	8.7	6.9
Specialized Products	13.9	14.3	(.4)	(2.8)	8.2	8.8
Intersegment eliminations	(4.7)	(.7)	(4.0)
Change in LIFO reserve	(3.6)	.8	(4.4)

Total	$69.1	$91.8	$(22.7)	(24.7)	6.9	8.8

*        Segment margins calculated on total sales. Overall company margin calculated on external sales.

Residential Furnishings

Total sales from continuing operations for the quarter decreased $65.5 million. No acquisitions were completed during the past 12 months. The 11.0% same location sales decline primarily reflects ongoing soft demand in U.S. furniture components, bedding, carpet underlay and geo components markets. In relative terms, international demand continues to be stronger than domestic demand.

EBIT (earnings before interest and income taxes) from continuing operations decreased $19.1 million, primarily due to lower sales, higher steel costs, and the timing in recovery of those costs through price increases.

Commercial Fixturing & Components

Total sales from continuing operations decreased $2.8 million, or 1.4%. Same location sales declined 3.8%, primarily due to lower demand for office furniture components and, in part due to the decision to eliminate revenue with unacceptable profit margins. Sales from acquisitions partially offset lower same location sales.

EBIT from continuing operations was roughly flat. A gain from a small divestiture was offset by restructuring-related costs.

Industrial Materials

Total sales increased $21.4 million, or 11.2% during the quarter. Same location sales increased 7.7%, reflecting the pass-through of the earliest portion of higher steel costs. Continued softness in the U.S. residential and automotive markets led to slightly lower volume, which offset a portion of the sales gain. Acquisitions also contributed $10 million to sales but were partially offset by a $3 million decrease from a small divestiture.

EBIT increased $5.4 million due to higher sales and operating improvements at a few locations.

Specialized Products

Total sales from continuing operations for the quarter increased $6.1 million, reflecting acquisition growth of $5 million and a modest increase in same location sales. Continued sales growth in the European and Asian automotive markets was offset in the quarter by lower volume in the fleet portion of Commercial Vehicle Products. EBIT from continuing operations was roughly flat.

Discontinued Operations

Earnings from discontinued operations in the first quarter of 2008 were $4.2 million and included a $1.5 million loss from the sale of an automotive seating components operation and $1.7 million of other non-operating charges. In the first quarter of 2007, earnings from discontinued operations were $19.3 million and included a $12.1 million gain from the sale of the Prime Foam business.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require. Debt is also used to fund a portion of our requirements. In keeping with our stated financial goals, net debt to net capital increased from 28.0% at year-end 2007 to 30.5% as of March 31, 2008. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range, while maintaining our longstanding “single A” debt rating. The table on page 31 shows the calculation of net debt as a percent of net capital at March 31, 2008 and December 31, 2007.

Uses of Cash

Finance Capital Requirements

For the next two years, we plan to focus primarily on improving returns of the existing asset base. That pursuit will require much of senior management’s time and attention, and revenue growth during this period is expected to be minimal. However, cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

Capital expenditures are investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we expect to be more restrictive in funding capital projects. Accordingly, we expect future capital spending to be less than in recent years. Capital spending in 2008 is expected to be about $135 million. Growth capital, which has historically been available to all our businesses, will now be predominantly earmarked for our “grow” business units. Operations that are a part of our “core” business units will receive capital primarily for productivity enhancements, but expansion capital will be limited.

We have also set a higher bar for acquisitions, with a longer term plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

Pay Dividends

With improvements in returns, the expected decrease in capital spending and acquisitions, and the planned divestitures, we should have more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. We declared a first quarter dividend of $.25 per share (paid on April 15), representing a 47% increase over last year’s first quarter dividend of $.17 per share. This year marks the Company’s 37th consecutive annual dividend increase at an average compound growth rate of over 14%.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2008, we repurchased 3.1 million shares of our stock at an average price of $17.28 per share. In addition to the standing 10 million share annual authorization, in February the Board approved the repurchase of up to an additional 20 million shares in 2008 at management’s discretion, limited to the amount of divestiture proceeds. We currently have 26 million shares remaining under our 2008 repurchase authorization (purchases of approximately 1 million shares under this authorization were accelerated into late 2007).

Cash from Operations

Cash from operations is our primary source of funds. Changes in earnings and working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. In the first quarter of 2008, we generated $53 million of cash from operations. This is lower than in recent quarters primarily due to an increase in working capital. Our working capital levels fluctuate from quarter to quarter with the seasonality of our business.

Working capital levels vary by segment, with the requirements of Commercial Fixturing & Components generally higher than overall company averages. Accounts receivable balances in this segment are typically higher due to the longer credit terms required to service certain customers of the Fixture & Display businesses. This business also requires higher inventory investments due to the custom nature of its products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

We have classified certain assets and liabilities of the planned divestitures as amounts “held for sale.” Depreciation and amortization are no longer recognized on these assets; accordingly, we anticipate that the 2008 depreciation and amortization expense will be approximately $35-$40 million lower than in 2007.

Capitalization

The following table recaps Leggett’s total capitalization and unused committed credit at March 31, 2008 and December 31, 2007.

(Dollar amounts in millions)	March 31, 2008	December 31, 2007
Long-term debt outstanding:
Scheduled maturities	$795	$796
Average interest rates*	4.9%	4.9%
Average maturities in years*	6.7	6.8
Revolving credit/commercial paper	301	205

Total long-term debt	1,096	1,001
Deferred income taxes and other liabilities	147	139
Shareholders’ equity	2,087	2,133

Total capitalization	$3,330	$3,273

Unused committed credit:
Long-term	$299	$395
Short-term	—	—

Total unused committed credit	$299	$395

Current maturities of long-term debt	$74	$89

Cash and cash equivalents	$188	$205

Ratio of earnings to fixed charges**	3.8x	2.6x

*	These calculations include current maturities but exclude commercial paper to reflect the averages for outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at March 31, 2008 and December 31, 2007. We show this calculation in two ways:

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

(Amounts in millions)	March 31, 2008	December 31, 2007
Long-term debt	$1,096	$1,001
Current debt maturities	74	89
Cash and cash equivalents	(188)	(205)

Net debt	$982	$885

Total Capitalization	$3,330	$3,273
Current debt maturities	74	89
Cash and cash equivalents	(188)	(205)

Net capitalization	$3,216	$3,157

Long-term debt to total capitalization	32.9%	30.6%

Net debt to net capitalization	30.5%	28.0%

Total debt (which includes long-term debt and current debt maturities) increased $80.7 million from year-end 2007 levels. During the quarter, we added $95.6 million of commercial paper borrowings and paid off $15.9 million of miscellaneous short-term borrowings and equipment and vehicle leases that came due. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit commitment that terminates in 2012. At March 31, 2008, $300.6 million of commercial paper was outstanding under this program and is classified as long-term debt.

With both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations, return cash to shareholders, and fund planned growth.

Most of our debt has fixed repayment dates. At March 31, 2008, this debt consisted primarily of term notes. We have maintained a single A rating (from both Moody’s and Standard & Poor’s) on our term notes and public debt for over a decade. Our commercial paper program carries a Moody’s rating of P-1 and a Standard & Poor’s rating of A-1. This discussion is not a recommendation to buy, sell, or hold the Company’s public debt. Furthermore, these ratings are subject to revision and withdrawal at any time, and each should be evaluated separately.

NEW ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” provision which requires it to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company previously used September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and the Company recorded a $.8 increase to beginning retained earnings on January 1, 2008.

As discussed in Note 13, the Company also adopted the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” on January 1, 2008. SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. As the Company did not elect to fair value any of our financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. Because the adoption of SFAS 141R will be applied prospectively, it is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements,” which seeks to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, as equity in their consolidated financial statements. SFAS 160 is also effective for the Company beginning January 1, 2009, and its adoption is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” The new standard requires enhanced disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows. The Statement requires disclosure of objectives and strategies for derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of contingent derivative features that are credit-risk related, and requires cross-referencing within footnotes if the required disclosures are preserved in more than one footnote. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Its adoption is not expected to have a material impact on the Company’s financial statements.

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

Cash Flow Hedges

The Company has outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted.

Commodity Cash Flow Hedges

The commodity cash flow hedges manage natural gas commodity price risk. There were $4.6 million in outstanding natural gas hedges at March 31, 2008, all of which had maturities less than 1 year. However, the Company routinely hedges commodity price risk up to 36 months. The Company recognized income on these commodity hedges of $.1 million and $.4 million for the quarters ended March 31, 2008 and 2007, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $38.4 million in foreign currency cash flow hedges at March 31, 2008, 33% hedged MXP/USD exposures, 48% hedged CAD/USD exposures, and 19% hedged other currencies including GBP/USD, GBP/EUR and AUD/USD exposures. In general, foreign currency cash flow hedges have maturities within 2 years. The Company recognized (expense) income on these hedges of $(.2) million and $.2 million for the quarters ended March 31, 2008 and 2007, respectively.

Fair Value Hedges

The Company had fair value hedges at December 31, 2007 that were not material and were outstanding to manage foreign currency risk associated with trade receivables of a Canadian subsidiary. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

At March 31, 2008 and December 31, 2007, the Company had $30.0 on a notional basis designated as hedging the net investment in a foreign operation. This hedge manages risk associated with net investments in a Swiss subsidiary. Changes in the value of the hedge offset the changes in the value of $30.0 of the foreign net investment on a consolidated basis. As of March 31, 2008, the net investment hedge had a maturity within 12 months.

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, we have not recorded any material amounts for ineffectiveness.

At March 31, 2008, the Company had one derivative transaction that did not qualify for hedge accounting treatment under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Gains or losses on this transaction are recorded directly to income and expense in the period impacted and economically offset gains or losses on the underlying hedged item in other income.

The transactions disclosed below include only transactions that qualified for hedge accounting treatment under SFAS 133. The fair values of the derivatives reflect the change in market value of the derivative from the date of trade execution, and do not consider the offsetting underlying hedged item.

	March 31, 2008		December 31, 2007
	Total USD Equivalent Notional Amount	Fair Value at 3/31/08	Total USD Equivalent Notional Amount	Fair Value at 12/31/07
Commodity cash flow hedges	$4.6	$1.7	$9.2	$(.1)
Foreign currency cash flow hedges	38.4	2.1	47.6	2.2

Total cash flow hedges	43.0	3.8	56.8	2.1
Fair value hedges	—	—	7.8	.1

Net investment hedges	30.0	(8.2)	30.0	(3.7)

Total derivative instruments	$73.0	(4.4)	$94.6	(1.5)

Deferred income taxes		2.2		1.1

Total, net of tax		$(2.2)		$(.4)

Interest rate

Substantially all of the Company's debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $1,170 million carrying value by $20.5 million at March 31, 2008, and less than its carrying value by $19.9 million at December 31, 2007. The fair value of variable rate debt is not significantly different from its recorded amount. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of March 31, 2008 and December 31, 2007 for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed above. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company's net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $909.8 million at March 31, 2008, compared to $914.1 million at December 31, 2007. The decline from year-end levels was due to changes in the Canadian exchange rate partially offset by increased earnings in China.

FORWARD-LOOKING STATEMENTS AND RELATED MATTERS

This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to, the estimates of the amounts and timing of costs and charges resulting from the exit activities associated with the Company’s 2007 Strategic Plan; the number and nature of business units to be divested; the amount of revenue reduced as a result of the exit activities; the timing of and amount of proceeds anticipated to be generated from the divestitures; projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and statements of the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

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

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations pursuant to the 2007 Strategic Plan);

•	factors that could impact raw material and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	a significant decline in the long-term outlook for any given reporting unit that could result in goodwill impairment;

•	future growth of acquired companies;

•	our ability to bring start-up operations on line as budgeted in terms of expense and timing;

•	litigation risks, including litigation regarding product liability and warranty, intellectual property and workers’ compensation expense;

•	our ability to achieve long-term targets for sales, earnings and margins for the Company as a whole and for each segment;

•

changes in competitive, economic, legal, market conditions and related factors, such as the rate of economic growth in the United States and abroad, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation and the like.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending March 31, 2008 was carried out by the Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective, as of March 31, 2008, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 31, 2007, the Company filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of uncovered innersprings in China, South Africa and Vietnam are unfairly selling their products in the United States at less than fair value (“dumping”). The ITC has made a preliminary determination of material injury to the domestic innerspring industry in this case and the DOC has begun its investigation into our dumping allegations. If the DOC determines that dumping is present and the ITC reaches a final determination that the domestic industry has been materially injured by this unfair trade practice, the U.S. government will impose duties on uncovered innersprings imported from China, South Africa and Vietnam at the dumping rate determined by the DOC. No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

ITEM 1A.	RISK FACTORS

Our 2007 Annual Report on Form 10-K filed February 26, 2008 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

Steel is our most significant raw material. In late 2007 we began seeing higher steel costs, and significant increases have continued to occur in 2008. Since early December, the cost of steel scrap has doubled and costs of other types of steel have also increased significantly. We have initiated and continue to implement price increases to recover these higher costs. The global steel and scrap markets are very cyclical in nature, and can result in large swings in margins from year-to-year. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings.

Our operations can also be impacted by the cost of other raw materials. We also experienced significant inflation in foam scrap and chemicals in recent years, but recovered most of the higher costs through selling price increases. The cost of foam scrap declined from peak levels during 2007, resulting in lower selling prices that continue into 2008 in our carpet underlay business. This cost decrease has impacted, and may continue to negatively impact, our reported amount of carpet underlay sales.

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

Throughout 2007 and into the first quarter of 2008, demand weakness in the U.S. home-related, retail, and other markets led to lower volume in certain of our businesses. Several factors, including a weak U.S. economy, higher energy costs, a slump in the housing market, and low consumer confidence have led to more conservative spending by U.S. consumers. If this trend in market demand continues, our results of operations may be negatively impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company's common stock by calendar month during the first quarter of 2008.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be purchased under the Plans or Programs (2)
January 2008	746,256	$16.93	746,256	8,158,394
February 2008	1,874,727	$17.78	1,874,727	26,283,667	(3)
March 2008	483,229	$15.87	460,305	25,823,362	(3)

Total	3,104,212	$17.28	3,081,288

(1)	Includes 22,924 shares purchased pursuant to an odd lot program. This program had separate Board approval from our publicly announced repurchase plan.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors. On November 13, 2007 the Board accelerated the 10 million share standing repurchase authorization for the 2008 calendar year to begin November 15, 2007. The acceleration was first reported in the Company’s press release issued November 13, 2007 and filed on Form 8-K on November 14, 2007. The Company repurchased 1,095,350 shares in the fourth quarter of 2007 under the 2008 calendar year authorization.
(3)	In addition to the standing 10 million share authorization, the Company publicly announced in its February 21, 2008 press release, the Board approval of the repurchase of an additional 20 million shares during the 2008 calendar year at management’s discretion, limited to the amount of divestiture proceeds.

Sale of Unregistered Shares of Common Stock

In the first quarter of 2008, the Company issued 37,000 shares of common stock to David S. Haffner, President and Chief Executive Officer, as set out below.

Name	Date of Issuance	Number of Shares	Price per Share	Administrative Fee	Total Purchase Price
David S. Haffner	3/6/08	5,000	$16.0134	$125	$80,192
	3/11/08	10,000	$15.2375	$300	$152,675
	3/14/08	12,000	$14.9667	$360	$179,960
	3/17/08	10,000	$14.9351	$300	$149,651

Totals		37,000		$1,085	$562,478

The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in that the transactions did not involve a public offering.

ITEM 6.	EXHIBITS

Exhibit 10.1 Summary Sheet of Director Compensation.

Exhibit 10.2 Amendment No. 1 to the Company’s 2005 Executive Stock Unit Program, as amended, effective December 31, 2007, filed May 8, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.3 The Company’s Flexible Stock Plan, amended and restated, effective May 8, 2008, filed March 27, 2008 as Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.4 Summary Sheet for Executive Cash Compensation, filed March 31, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.5 Award Formula for 2008 under the Company’s 2004 Key Officer Incentive Plan, filed March 31, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.6 Assignment and Assumption between HSBC Bank USA National Association and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.7 Assignment and Assumption between BNP Paribas and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.8 Assignment and Assumption between BNP Paribas and Arvest Bank, dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 32.1 – Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 9, 2008	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: May 9, 2008	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Summary Sheet of Director Compensation.

10.2	Amendment No. 1 to the Company’s 2005 Executive Stock Unit Program, as amended, effective December 31, 2007, Filed May 8, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.3	The Company’s Flexible Stock Plan, amended and restated, effective May 8, 2008, filed March 27, 2008 as Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated by reference (SEC File No. 1-7845).

10.4	Summary Sheet for Executive Cash Compensation, filed March 31, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.5	Award Formula for 2008 under the Company’s 2004 Key Officer Incentive Plan, filed March 31, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.6	Assignment and Assumption between HSBC Bank USA National Association and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.7	Assignment and Assumption between BNP Paribas and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.8	Assignment and Assumption between BNP Paribas and Arvest Bank, dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.