Form 10-Q
period 2008-06-30
LEGGETT & PLATT INC
filed 2008-08-07
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common stock outstanding as of July 31, 2008: 160,740,585

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$203.1	$205.4
Accounts and other receivables	706.7	658.4
Allowance for doubtful accounts	(23.1)	(18.2)
Inventories, net	669.2	599.2
Other current assets	100.9	104.6
Current assets held for sale	309.1	285.0

Total current assets	1,965.9	1,834.4

NET PROPERTY, PLANT & EQUIPMENT	739.6	726.9

OTHER ASSETS
Goodwill	938.7	931.3
Other intangibles, less accumulated amortization of $75.7 at June 30, 2008 and $65.9 at December 31, 2007	223.7	232.2
Sundry	94.5	78.2
Non-current assets held for sale	256.2	269.5

Total other assets	1,513.1	1,511.2

TOTAL ASSETS	$4,218.6	$4,072.5

CURRENT LIABILITIES
Current maturities of long-term debt	$11.4	$88.7
Accounts payable	278.8	227.6
Accrued expenses	258.3	258.7
Other current liabilities	130.7	152.2
Current liabilities held for sale	66.2	72.4

Total current liabilities	745.4	799.6
LONG-TERM LIABILITIES
Long-term debt	1,227.9	1,000.6
Other long-term liabilities	109.0	96.3
Deferred income taxes	55.4	42.3
Non-current liabilities held for sale	.3	1.0

Total long-term liabilities	1,392.6	1,140.2

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	496.0	500.0
Retained earnings	2,127.8	2,122.3
Accumulated other comprehensive income	211.0	193.5
Treasury stock	(756.2)	(685.1)

Total shareholders’ equity	2,080.6	2,132.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,218.6	$4,072.5

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net sales	$2,061.4	$2,118.1	$1,063.1	$1,070.5
Cost of goods sold	1,687.9	1,714.6	866.7	863.5

Gross profit	373.5	403.5	196.4	207.0

Selling and administrative expenses	211.5	213.8	107.6	113.4
Amortization of intangibles	12.3	11.3	6.3	6.4
Other expense, net	(.1)	(.2)	1.8	.4

Earnings from continuing operations before interest and income taxes	149.8	178.6	80.7	86.8

Interest expense	26.4	27.9	13.1	14.2
Interest income	4.4	3.6	2.1	1.7

Earnings from continuing operations before income taxes	127.8	154.3	69.7	74.3

Income taxes	45.1	41.6	26.2	18.0

Earnings from continuing operations	82.7	112.7	43.5	56.3
Earnings from discontinued operations, net of tax	7.0	23.0	2.8	3.7

Net earnings	$89.7	$135.7	$46.3	$60.0

Earnings per share from continuing operations
Basic	$.48	$.62	$.25	$.31
Diluted	$.48	$.62	$.25	$.31
Earnings per share from discontinued operations
Basic	$.04	$.12	$.02	$.02
Diluted	$.04	$.12	$.02	$.02
Earnings per share - net
Basic	$.52	$.74	$.27	$.33
Diluted	$.52	$.74	$.27	$.33

Cash dividends declared per share	$.50	$.35	$.25	$.18

Average shares outstanding
Basic	172.2	182.5	171.3	181.9
Diluted	172.3	183.2	171.5	182.6

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net earnings	$89.7	$135.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	58.9	77.4
Amortization	12.3	12.8
Asset impairment charges	5.8	2.3
Net gain from sales of assets	(2.0)	(30.8)
Deferred income taxes (benefit)	17.6	(8.8)
Stock-based compensation	24.3	25.1
Other	6.8	1.3
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(56.7)	(2.1)
(Increase) decrease in inventories	(81.3)	11.4
Decrease (increase) in other current assets	4.2	(9.0)
Increase in accounts payable	42.8	16.5
Increase in accrued expenses and other current liabilities	4.1	9.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	126.5	241.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	(64.8)	(71.1)
Purchases of companies, net of cash acquired	(1.1)	(83.7)
Proceeds from sales of assets	16.2	101.6
Other	(8.4)	(7.2)

NET CASH USED FOR INVESTING ACTIVITIES	(58.1)	(60.4)

FINANCING ACTIVITIES
Additions to debt	228.4	93.9
Payments on debt	(106.3)	(97.1)
Dividends paid	(85.7)	(61.5)
Issuances of common stock	.9	6.2
Purchases of common stock	(111.8)	(90.7)
Other	.7	1.2

NET CASH USED FOR FINANCING ACTIVITIES	(73.8)	(148.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.1	3.4

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2.3)	36.3
CASH AND CASH EQUIVALENTS - January 1,	205.4	131.9

CASH AND CASH EQUIVALENTS - June 30,	$203.1	$168.2

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

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the 2008 presentation:

•	In the Consolidated Condensed Balance Sheets — certain current liabilities have been reclassified between “Accrued expenses” and “Other current liabilities.”

•	In the Consolidated Condensed Statements of Operations and all related notes — the 2007 amounts have been retrospectively adjusted to reflect the effect of discontinued operations (see Note 3).

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the financial statements.

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

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. It is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that this statement will result in a change in its current practice.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

2.	NEW ACCOUNTING STANDARDS (continued)

In April 2008, FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for the Company beginning January 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company sold no operations in the second quarter of 2008 or the second quarter of 2007.

The Company sold the following operations in the first quarter of 2008:

•

One automotive seating components operation—The sale of this business resulted in a pre-tax loss of $2.4 ($1.5 net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Specialized Products segment and produced wire forms, tubular forms, and welded assemblies for automotive seating.

•

One metal store fixture operation—This operation was classified as held for sale at December 31, 2007, but did not meet the requirements for discontinued operations in either 2007 or 2008. The results for this operation (including a pre-tax gain of $1.5) are included in the Commercial Fixturing & Components segment.

The Company sold the following operation in the first quarter of 2007:

•

The Prime Foam Products unit—The sale of this unit resulted in a pre-tax gain of $23.7 ($12.1 net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Residential Furnishings segment and produced foam primarily used for cushioning by upholstered furniture and bedding manufacturers.

During 2007 the Company completed an extensive review of its business portfolio and determined that it will exit certain of its business activities. This includes the divestiture of some operations, the pruning of some business and the closure of certain underperforming plants, referred to as the 2007 Strategic Plan.

The largest portion of the exit activities is the divestiture of the Company’s Aluminum Products segment and all or a portion of six additional business units (detailed in the table on page 9.). The Aluminum Products segment was sold on July 16, 2008 for $300 in cash, a subordinated note with a face value of $25, and shares of preferred stock (with value not to exceed $25, dependent upon future performance of the divested business). The Company is still finalizing the calculation of gain or loss on the transaction (including income tax effects), but does not anticipate a significant financial statement impact, which will be reflected in third quarter 2008 results.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

The pre-tax proceeds generated from the remaining divestitures are expected to recover the carrying value of the assets held for sale as presented on the following tables. The net assets held for sale may fluctuate due to changes in working capital until these businesses are divested.

In addition to these divestitures, the Company has eliminated some of its least profitable revenue, and anticipates the elimination of additional revenue and the closure or disposition of unprofitable facilities. None of these facilities have met the requirements to be classified as held for sale or discontinued operations other than discussed above. The Company anticipates that the exit activities will be completed by the end of 2008.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Results from discontinued operations were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$44.4	$—	$—
Wood Products Unit	27.7	25.8	13.0	12.9
Fibers Unit	40.5	40.6	19.5	19.9
Coated Fabrics Unit (1)	20.3	28.5	9.3	12.6
Commercial Fixturing & Components:
Plastics Unit	22.8	22.5	11.1	11.3
Storage Products Unit	40.5	47.5	21.8	23.8
Aluminum Products Segment	252.5	259.5	123.8	131.1
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	35.1	48.0	17.2	23.8
An automotive seating components operation	3.9	19.9	—	10.2

External sales	$443.3	$536.7	$215.7	$245.6

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$(2.4)	$25.4	$(.4)	$—
Wood Products Unit	.8	2.6	.3	1.3
Fibers Unit	1.4	1.9	.3	.8
Coated Fabrics Unit (1)	(.1)	(1.3)	.2	(1.6)
Commercial Fixturing & Components:
Plastics Unit	3.5	2.6	1.7	1.4
Storage Products Unit	1.7	2.9	1.4	1.5
Aluminum Products Segment	21.3	11.1	11.0	4.5
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit (2)	(9.2)	(2.4)	(7.7)	(1.0)
An automotive seating components operation	(3.1)	(2.2)	(.4)	(1.1)

Earnings before interest and income taxes	13.9	40.6	6.4	5.8
Interest expense	(.9)	(1.1)	(.3)	(.5)
Income tax expense	(6.0)	(16.5)	(3.3)	(1.6)

Earnings from discontinued operations, net of tax	$7.0	$23.0	$2.8	$3.7

(1)	In the first quarter 2008, the Coated Fabrics unit, previously in the Residential Furnishings segment, met the criteria for held for sale and discontinued operations. All others met the criteria in the fourth quarter 2007.
(2)	During the second quarter 2008, a $5.6 asset impairment charge was recorded for the dealer portion of Commercial Vehicle Products to reflect an updated estimate of fair value less cost to sell.

The above amounts include the impact of restructuring and other special charges discussed in Note 4.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

The tables below include $14.7 and $15.1 of property, plant and equipment held for sale at June 30, 2008 and December 31, 2007, respectively, from the closings of various operations and prior year restructurings not associated with the exit activities described earlier.

Net assets held for sale by segment were as follows:

	June 30, 2008
	Assets	Liabilities	Net Assets
Residential Furnishings	$94.7	$11.0	$83.7
Commercial Fixturing & Components	80.5	9.0	71.5
Aluminum Products	355.4	40.8	314.6
Industrial Materials	3.8	—	3.8
Specialized Products	30.9	5.7	25.2

Net assets held for sale	$565.3	$66.5	$498.8

	December 31, 2007
	Assets	Liabilities	Net Assets
Residential Furnishings	$69.3	$6.8	$62.5
Commercial Fixturing & Components	91.9	9.3	82.6
Aluminum Products	332.7	49.2	283.5
Industrial Materials	3.8	—	3.8
Specialized Products	56.8	8.1	48.7

Net assets held for sale	$554.5	$73.4	$481.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Condensed Balance Sheets were as follows:

	June 30, 2008	December 31, 2007
Receivables, net	$141.3	$121.2
Inventories, net	151.8	147.9
Prepaid expenses and other current assets	16.0	15.9

Total current assets held for sale	309.1	285.0

Property, plant and equipment, net	217.2	226.8
Goodwill	36.8	33.6
Patents and other intangible assets, net	1.9	7.9
Other assets	.3	1.2

Total non-current assets held for sale	256.2	269.5

Total assets held for sale	$565.3	$554.5

Current maturities of long-term debt	$.1	$.1
Accounts payable	46.3	59.3
Accrued expenses	18.8	11.8
Other current liabilities	1.0	1.2

Total current liabilities held for sale	66.2	72.4

Long-term debt	—	.4
Other long-term liabilities	.3	.6

Total non-current liabilities held for sale	.3	1.0

Total liabilities held for sale	$66.5	$73.4

Net assets held for sale	$498.8	$481.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

4.	RESTRUCTURING AND SPECIAL CHARGES

Total restructuring and other special charges for the six and three months ended June 30 were comprised of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Continuing operations: Charged to other expense, net:
Severance and other restructuring costs	$3.1	$4.9	$2.2	$4.2
Asset impairments	.2	2.3	—	2.2
Gain from sale of assets	(2.5)	(7.8)	(0.3)	(7.6)

	.8	(.6)	1.9	(1.2)
Charged to cost of goods sold:
Inventory obsolescence and other	.8	1.0	—	1.0

Total continuing operations	1.6	.4	1.9	(.2)

Discontinued operations:
Severance and other restructuring costs	1.9	.5	1.1	.4
Asset impairments	5.6	—	5.6	—
Loss from sale of assets	2.5	—	.1	—
Inventory obsolescence and other	—	.4	—	.4

Total discontinued operations	10.0	.9	6.8	.8

Total restructuring and other special charges	$11.6	$1.3	$8.7	$.6

Cash charges included in totals	$5.0	$5.4	$3.3	$4.6

The table above includes charges for the 2007 Strategic Plan discussed in Note 3, as well as other unrelated small initiatives. In the first six months of 2008, $1.8 of restructuring-related charges (primarily all in continuing operations) and $5.6 of asset impairment charges (all in discontinued operations) were related to the strategic plan. In the fourth quarter 2007, the Company recognized $287 of impairment and restructuring-related charges associated with the strategic plan. Restructuring-related charges represented $10.7 of the fourth quarter 2007 total ($4.5 in continuing operations and $6.2 in discontinued operations.)

The Company anticipates that these exit activities will be completed by the end of 2008. Total restructuring-related charges (excluding gains from the sale of assets) for continuing operations for the full year 2008 are expected to be approximately $25.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

4.	RESTRUCTURING AND SPECIAL CHARGES (continued)

The accrued liability associated with restructuring activities consisted of the following:

	Balance at December 31, 2007	2008 Charges and Adjustments to Previous Accruals	Payments	Balance at June 30, 2008
Termination benefits	$1.9	$2.0	$3.0	$.9
Contract termination costs	6.0	(.3)	3.8	1.9
Other restructuring costs	.1	3.3	3.1	.3

	$8.0	$5.0	$9.9	$3.1

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Earnings from continuing operations	$82.7	$112.7	$43.5	$56.3
Earnings from discontinued operations, net of tax	7.0	23.0	2.8	3.7

Net earnings	$89.7	$135.7	$46.3	$60.0

Weighted average number of common shares used in basic EPS	172.2	182.5	171.3	181.9
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.1	.7	.2	.7

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	172.3	183.2	171.5	182.6

Basic EPS
Continuing operations	$.48	$.62	$.25	$.31
Discontinued operations	.04	.12	.02	.02

Basic earnings per common share	$.52	$.74	$.27	$.33

Diluted EPS
Continuing operations	$.48	$.62	$.25	$.31
Discontinued operations	.04	.12	.02	.02

Diluted earnings per common share	$.52	$.74	$.27	$.33

Shares issuable under employee and non-employee stock options	14.7	13.9	14.7	13.9
Anti-dilutive shares excluded from diluted EPS computation	11.3	4.2	11.0	4.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

6.	INVENTORIES

Inventories, about 60% of which are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	June 30, 2008	December 31, 2007
At FIFO cost
Finished goods	$362.4	$348.3
Work in process	83.1	54.2
Raw materials and supplies	304.9	260.4

LIFO reserve	(81.2)	(63.7)

	$669.2	$599.2

The Company calculates its LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, the Company estimates the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or income) and allocates that change proportionally to the four quarters. Because accurately predicting inventory prices for the year is difficult, LIFO expense for the full year could be significantly different from that currently estimated. In addition, a variation in expected ending inventory levels could also impact total LIFO expense for the year. Any change in the annual estimate of LIFO expense will be reflected in the remaining interim periods.

7.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	June 30, 2008	December 31, 2007
Property, plant and equipment, at cost	$1,848.5	$1,811.0
Less accumulated depreciation	1,108.9	1,084.1

	$739.6	$726.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

8.	STOCK-BASED COMPENSATION

There were no material options granted during the second quarters of 2008 and 2007.

During the six months ended June 30, 2008 and 2007, 1.8 million and 1.5 million options were granted and the Company recorded stock compensation expense of $4.9 and $5.1, respectively related to current year grants and vesting of options previously granted to employees. The weighted-average per-share fair value of the options granted was $2.44 and $5.21, respectively.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the periods presented. Fair values were calculated using the Black-Scholes option pricing model.

	Six Months Ended
Key Assumptions	June 30, 2008	June 30, 2007
Risk-free interest rate	3.4%	4.7%
Expected life in years	6.6	6.6
Expected volatility (over expected life)	26.9%	23.9%
Expected dividend yield (over expected life)	5.9%	3.3%

Beginning January 1, 2007, the Company amended its standard stock option terms to increase the post-employment vesting and exercise period for employees who terminate due to retirement. A “retirement” termination occurs if the employee is either age 65 or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for 3 years and 6 months after termination of employment. Therefore, the expense for these options is recognized as soon as the employee is retirement-eligible.

Beginning in 2008, the Company granted Performance Stock Unit (PSU) awards to selected officers and other key managers. These awards contain the following conditions:

•	A service requirement – Awards generally vest three years following the grant date; and

•

A market condition – Awards are based on the Company’s total shareholder return as compared to that of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Products sectors of the S&P 900 (approximately 330 companies). Participants will earn from 0% to 175% of the base award (the base award is 516,525 total shares) depending upon how the Company’s total shareholder return ranks within the peer group.

During the six months and three months ending June 30, 2008, expenses incurred for this plan were $1.3 and $.6, respectively.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

9.	EMPLOYEE BENEFIT PLANS

The following table provides interim information as to the Company’s domestic and foreign defined benefit pension plans. Expected 2008 employer contributions are not significantly different than the $1.8 previously reported at year-end 2007.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Components of net pension (income) expense
Service cost	$1.5	$2.2	$.8	$1.1
Interest cost	6.6	6.6	3.3	3.4
Expected return on plan assets	(9.6)	(8.7)	(4.8)	(4.5)
Recognized net actuarial loss	.2	.8	.1	.4

Net pension (income) expense	$(1.3)	$.9	$(.6)	$.4

10.	SEGMENT INFORMATION

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

Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain general and administrative costs and miscellaneous corporate income and expense are allocated to the segments based on sales and EBIT (earnings before interest and income taxes). These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

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

A summary of segment results from continuing operations are shown in the following tables. Amounts for 2007 have been retrospectively adjusted to reflect discontinued operations as discussed in Note 3.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2008:
Residential Furnishings	$1,070.2	$10.1	$1,080.3	$85.9
Commercial Fixturing & Components	366.5	9.5	376.0	16.3
Industrial Materials	309.6	150.2	459.8	41.7
Specialized Products	315.1	33.3	348.4	28.3
Intersegment eliminations				(7.3)
Change in LIFO reserve				(15.1)

	$2,061.4	$203.1	$2,264.5	$149.8

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2007:
Residential Furnishings	$1,145.0	$8.4	$1,153.4	$98.7
Commercial Fixturing & Components	402.4	10.1	412.5	22.6
Industrial Materials	252.4	134.8	387.2	26.5
Specialized Products	318.3	22.6	340.9	31.7
Intersegment eliminations				(2.5)
Change in LIFO reserve				1.6

	$2,118.1	$175.9	$2,294.0	$178.6

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended June 30, 2008:
Residential Furnishings	$551.9	$5.9	$557.8	$48.6
Commercial Fixturing & Components	179.2	4.8	184.0	8.6
Industrial Materials	169.7	77.6	247.3	23.2
Specialized Products	162.3	17.2	179.5	14.4
Intersegment eliminations				(2.6)
Change in LIFO reserve				(11.5)

	$1,063.1	$105.5	$1,168.6	$80.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

10.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended June 30, 2007:
Residential Furnishings	$561.5	$3.9	$565.4	$42.3
Commercial Fixturing & Components	211.4	6.3	217.7	14.7
Industrial Materials	131.4	64.7	196.1	13.4
Specialized Products	166.2	11.9	178.1	17.4
Intersegment eliminations				(1.8)
Change in LIFO reserve				.8

	$1,070.5	$86.8	$1,157.3	$86.8

Average assets for the Company’s segments at June 30, 2008 and December 31, 2007 is shown in the first table below. Beginning in 2008, management changed the measure of segment assets used in evaluating segment performance. Segment assets for December 31, 2007 have been retrospectively adjusted and the second table below summarizes the impact of this change. Return measures now include working capital (all current assets and current liabilities) plus net property, plant and equipment. The previous measure included inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles.

	June 30, 2008	December 31, 2007
Residential Furnishings	$790.2	$801.9
Commercial Fixturing & Components	313.2	340.3
Industrial Materials	280.7	276.8
Specialized Products	274.7	275.5

Segment subtotal	1,658.8	1,694.5

Reconciliation to consolidated assets:
Average current liabilities included in segment numbers above	346.2	318.3
Assets held for sale	565.3	554.5
Unallocated assets	1,546.2	1,577.4
Adjustment to period-end vs. average assets	102.1	(72.2)

	$4,218.6	$4,072.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

10.	SEGMENT INFORMATION (continued)

	December 31, 2007 segment assets as previously reported	Less average gross goodwill and other intangibles	Net average other assets and liabilities included in return measures	December 31, 2007 segment assets
Residential Furnishings	$1,493.6	$(573.4)	$(118.3)	$801.9
Commercial Fixturing & Components	703.8	(318.1)	(45.4)	340.3
Industrial Materials	376.4	(75.2)	(24.4)	276.8
Specialized Products	676.7	(339.2)	(62.0)	275.5
Average current liabilities included in segment numbers above			318.3	318.3
Assets held for sale	554.5	—	—	554.5
Unallocated assets	410.5	1,318.2	(151.3)	1,577.4
Adjustment to year-end vs average assets	(143.0)	(12.3)	83.1	(72.2)

	$4,072.5	$—	$—	$4,072.5

11.	CONTINGENCIES

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

11.	CONTINGENCIES (continued)

The Company believes it did not manufacture the foam subject to the lawsuit and that it has valid defenses to the claims. Nevertheless, with the Company’s consent, the Company’s primary insurance carrier reached a tentative settlement with counsel for all plaintiffs on April 29, 2008. If the settlement is approved by the court, the Company will pay a $2 self-insured retention and the remainder of the $18.2 settlement is the responsibility of the insurance carrier. The settlement is subject to contingencies, including approval by the court. Management does not believe the settlement or the outcome will have a material effect on the Company’s financial condition, cash flows or results of operations.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Defined Benefit Pension Plans (4)	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2008	$198.5	$(2.3)	$1.6	$(4.3)	$193.5
Period change	19.1	(2.2)	.4	.2	17.5

Balance June 30, 2008	$217.6	$(4.5)	$2.0	$(4.1)	$211.0

(1)	There was no income tax effect on foreign currency translation activity affecting accumulated other comprehensive income in the six months ending June 30, 2008.
(2)	Net investment hedge activity is shown net of income tax benefit of $1.4 for the six months ending June 30, 2008.
(3)	Cash flow hedge activity is shown net of income tax expense of $.4 for the six months ending June 30, 2008.
(4)	There was no material defined benefit pension plan activity affecting accumulated other comprehensive income in the six months ending June 30, 2008.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Comprehensive income (loss):
Net earnings	$89.7	$135.7	$46.3	$60.0
Foreign currency translation adjustments	19.1	37.7	28.5	36.4
Net investment hedges	(2.2)	.3	.6	.3
Cash flow hedges	.4	2.0	(.8)	.2
Other	—	.2	—	—
Defined benefit pension plans	.2	(.3)	—	—

Total comprehensive income	$107.2	$175.6	$74.6	$96.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – CONTINUED

(Unaudited)

13.	FAIR VALUE

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

•

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial instruments in this category are valued using models that consider various assumptions and information from market-corroborated sources. The models used are primarily industry-standard models that consider items such as quoted prices, market interest rate curves applicable to the instruments being valued as of the end of each period, discounted cash flows, volatility factors, current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•	Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$94.7	$—	$—	$94.7
Derivative assets	2.0	1.2	—	3.2

Total assets	$96.7	$1.2	$—	$97.9

Liabilities:
Derivative liabilities	$—	$10.7	$—	$10.7

Total liabilities	$—	$10.7	$—	$10.7

ITEM 2.— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products. This segment has generated approximately 17% of our total sales in the past two years.

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

Discontinued Operations and Other Divestitures

We divested our Prime Foam operations in early 2007 and our Aluminum Products segment in July 2008; we expect to divest six additional businesses during the remainder of 2008. As a result of these activities, several businesses are disclosed in our financial statements as discontinued operations. Those businesses, listed according to the segment in which they previously resided include:

•	Aluminum Products: entire segment (sold July 16, 2008)

•	Residential Furnishings: Prime Foam (sold in March 2007), Fibers, Wood Products, and Coated Fabrics

•	Commercial Fixturing & Components: Storage Products and Plastics

•	Specialized Products: Commercial Vehicle Products – Dealer Unit

On July 16, 2008, we divested our Aluminum Products segment for $300 million in cash, a subordinated note with a face value of $25 million, and shares of preferred stock (with value not to exceed $25 million, dependent upon future performance of the divested business). The Company is still finalizing the calculation of gain or loss on the transaction (including income tax effects) but does not anticipate a significant financial statement impact, which will be reflected in third quarter 2008.

The remaining divestitures are progressing as planned. Investment bankers are assisting with the sale of four of the businesses, and we are in discussions with numerous potential buyers, both financial and strategic. We continue to believe that all of the divestitures will occur during 2008, and expect to recover the carrying value of the assets held for sale. Net assets classified as held for sale totaled $499 million at June 30, 2008 and $481 million at December 31, 2007. With the divestiture of Aluminum Products, $314 million of these net assets at June 30 have been sold.

Strategic Changes

During 2007, we completed an extensive review of our business portfolio in an effort to enhance shareholder return. For each business unit, we considered factors such as competitive advantages, market position, financial performance, and potential growth opportunities. We have made, and continue to implement, significant changes to our financial targets, portfolio mix, and planning processes as a result of the review.

Total Shareholder Return (TSR) is now the key success measure that we will use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a greater emphasis on improving returns and maximizing cash flow, with growth representing just one of several means to achieve that result. We are modifying our incentive plans to emphasize the importance of, and reward, TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to include a link to return on assets.

We have adopted role-based portfolio management and will concentrate future investments in businesses with competitive advantages and financial health. Certain of our businesses (growth businesses) are positioned to generate value through further growth, while others (core businesses) are positioned to drive value by improving returns and optimizing operating and investing cash flows. Both are critical drivers of TSR. We will allocate capital to each business unit (BU) based upon its role in the portfolio. We plan to invest aggressively in growth businesses that hold strong competitive positions and consistently achieve compelling returns on those investments. We plan to maintain or improve our competitive position in core businesses (those that typically hold stable positions in solid markets where returns are somewhat lower) and focus on improving returns, but limit further investment in these operations. In total, we anticipate lower capital expenditures and fewer acquisitions in the near term. In addition, we have implemented a more rigorous strategic planning process to continually assess our business units and help guide future decisions regarding the role of each BU, capital allocation priorities, and new areas in which to grow.

After significant study, we narrowed our focus and are eliminating over 20% of the portfolio based upon each BU’s strategic value and financial returns. Most of this activity is expected to occur in 2008. The largest portion of the revenue reduction will come from the divestiture of the Aluminum Products segment (sold July 16, 2008) and six additional business units. Additionally, the Store Fixtures business unit has a year-end 2008 deadline by which to significantly improve performance; we continue to prune the unit’s least profitable revenue. Finally, several business units, though otherwise healthy, contain individual plants that are operating at unacceptable profit levels. We expect to continue closing or divesting a number of these facilities.

We believe these changes will increase available cash, and we intend to return more of this cash to shareholders. In support of this objective, the Board of Directors authorized a 39% dividend increase, moving the annual rate to $1.00 per share (from the previous $.72). This increase was effective with the quarterly dividend paid in January 2008. We also expect to continue repurchasing our shares, and have a standing 10 million share annual authorization from the Board. In addition to the standing authorization, the Board has approved the repurchase of up to an additional 20 million shares during 2008 at management’s discretion, limited to the amount of divestiture proceeds. We have already begun stock purchases with the proceeds from the Aluminum Products divestiture discussed above.

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

Throughout 2007 and early 2008, demand weakness in the U.S. home-related, retail, and other markets led to lower volume in certain of our businesses. Several factors, including a weak U.S. economy, higher energy costs, a slump in the housing market, and low consumer confidence have contributed to conservative spending habits by U.S. consumers. During the first half of 2008, our U.S. bedding components business began gaining market share as a result of: i) bedding manufacturers shifting innerspring purchases from international to domestic sources; ii) the deverticalization of a strong regional bedding manufacturer; and, iii) increased demand for innerspring mattresses, rather than premium-priced, non-innerspring products.

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

Steel is our principal raw material and at various times in past years we have experienced cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers via selling price adjustments. In late 2007 we began seeing higher steel costs, and significant increases have continued to occur in 2008. Since early December, the cost of steel scrap has more than doubled and costs of other types of steel have also increased significantly. We have initiated and continue to implement price increases to recover these higher costs.

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

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At June 30, 2008, Leggett operated 11 facilities in China.

In recent years we experienced increased competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components is partially due to lower wire costs in China. Asian manufacturers currently benefit from cost advantages for commodities such as steel and chemicals. Foreign manufacturers also benefit from lenient regulatory climates related to safety and environmental matters.

During 2008, we have seen a distinct decline in the imports of low-priced innersprings since the Department of Commerce (in January) initiated the anti-dumping investigations on innerspring imports from China, South Africa, and Vietnam. In February, the International Trade Commission issued an affirmative preliminary injury determination, and on July 31, the Department of Commerce (DOC) announced preliminary duty rates on innersprings imported from these three countries ranging from 116% - 234%. As a result, DOC will instruct the U.S. Customs and Border Protection to collect a cash deposit or bond based on these preliminary rates. As a result of those declining imports, we have regained some market share and have been able to pass through a portion of our higher raw material costs.

Store Fixtures Business Unit Improvement

As part of the 2007 Strategic Plan, the Store Fixtures business unit was placed in the “fix” category and given a 12 month deadline to improve its after-tax returns to at least equal cost of capital levels. We are not pleased with second quarter results in the business unit and are taking aggressive actions to meet our targets. Since late 2007, we have reduced manufacturing capacity by 27%, cut administrative costs by approximately $2 million, reduced the unit’s total workforce by approximately 20%, pruned $90 million of unprofitable sales, implemented a much more disciplined unit-wide pricing policy, and installed standardized operating systems across the business unit. Despite all these activities, we are not showing the progress we expect. Third quarter performance of the business unit will be critical in our ongoing strategic planning process.

Asset Impairments and Restructuring-related Charges

In the fourth quarter 2007, we recognized $287 million (primarily all non-cash) of impairment and restructuring-related charges associated with the strategic plan. In 2008, we incurred an additional $1.8 million of restructuring-related costs and $5.6 million of asset impairments related to the plan. We anticipate that we will be able to complete the plan with total charges of approximately $300 million. For further information about restructuring and asset impairments, see Note 4 of the Notes to Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second quarter sales of $1.06 billion (from continuing operations) were .7% lower than in the second quarter of 2007. Same location sales (sales for locations owned and operated in both the current and prior year periods) declined .5%. Soft market demand and the Company’s decision to exit specific sales volume with unacceptable profit margins was largely offset by market share gains and price inflation. Increased sales from acquisitions were more than offset by sales reductions from divestitures.

Earnings for the quarter were $.27 per diluted share, including $.02 per share of earnings from discontinued operations, $.01 per share of restructuring-related costs, and a $.02 per share charge for a foreign tax adjustment. In the second quarter of 2007, earnings per share were $.33, including $.03 per share from discontinued operations and other items. The year-over-year reduction in continuing operations’ earnings is primarily due to soft demand in several markets.

Earnings from discontinued operations in the second quarter of 2008 were $.02 per share, and included approximately $.03 per share of non-operating charges. In the second quarter of 2007, earnings per share from discontinued operations were $.02.

LIFO/FIFO and the effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, we use the last-in, first-out (LIFO) method for determining cost of about 60% of our inventories. An adjustment is made at the corporate level (i.e. outside the segments) to convert the appropriate operations to the LIFO method. Steel price increases in 2008 have been significant; these increases have led to higher LIFO expense. For the full year, we are projecting LIFO expense of $32.0 million. LIFO expense for the six months ended June 30, 2008 was $16.0 million ($15.1 million in continuing operations and $.9 million in discontinued operations). Within continuing operations, $3.6 million was recognized in the first quarter and $11.5 million was recognized in the second quarter. Accurately predicting steel prices for the remainder of 2008 is extremely difficult. Therefore, LIFO expense for the 2008 full year could be significantly different from that currently estimated. In addition, a variation in expected ending inventory levels could also impact total LIFO expense for the year. Any change in the annual estimate of LIFO expense will be reflected in the remaining 2008 interim periods. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Taxes

Second quarter 2008 interest expense decreased $1.1 million compared to the second quarter of 2007, due primarily to a lower level of term notes as a result of maturities paid in 2007. Interest expense for the full year 2008 is expected to be slightly lower than in 2007. Interest income for the full year 2008 is expected to be approximately the same as 2007 amounts.

The reported second quarter consolidated worldwide effective tax rate on continuing operations is 37.6%, significantly higher than the 24.2% rate for the same quarter last year. A portion of this increase was caused by certain non-recurring tax benefits which occurred in the second quarter of 2007 including the realization of foreign tax credits, as well as a non-recurring tax expense in the second quarter of 2008 related to the establishment of a tax reserve associated with a foreign withholding tax exposure. The remaining increase is caused by a migration of income from lower-tax jurisdictions to higher-tax jurisdictions, and uncertainties surrounding the recovery of tax operating losses in certain foreign jurisdictions. The effective rate for the remainder of 2008 may be different from the second quarter tax rate depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, the type of income earned and the effect of tax law changes.

Discussion of Segment Results

Second Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 10 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the quarters ended June 30, 2008 and June 30, 2007 are shown in the following tables. Reported amounts for 2007 have been retrospectively adjusted to reflect only continuing operations.

			Change in Sales		% Change in Same Location Sales
	Three Months ended June 30, 2008 Sales	Three Months ended June 30, 2007 Sales	$	%
Residential Furnishings	$557.8	$565.4	$(7.6)	(1.3)%	(1.2)%
Commercial Fixturing & Components	184.0	217.7	(33.7)	(15.5)	(15.7)
Industrial Materials	247.3	196.1	51.2	26.1	26.6
Specialized Products	179.5	178.1	1.4	0.8	0.8

Total	1,168.6	1,157.3	11.3	1.0
Intersegment sales	(105.5)	(86.8)	(18.7)

External sales	$1,063.1	$1,070.5	$(7.4)	(0.7)%	(0.5)%

	Three Months ended June 30, 2008 EBIT	Three Months ended June 30, 2007 EBIT	Change in EBIT		EBIT Margins*
			$	%	Three Months ended June 30, 2008	Three Months ended June 30, 2007
Residential Furnishings	$48.6	$42.3	$6.3	14.9%	8.7%	7.5%
Commercial Fixturing & Components	8.6	14.7	(6.1)	(41.5)	4.7	6.8
Industrial Materials	23.2	13.4	9.8	73.1	9.4	6.8
Specialized Products	14.4	17.4	(3.0)	(17.2)	8.0	9.8
Intersegment eliminations	(2.6)	(1.8)	(0.8)
Change in LIFO reserve	(11.5)	0.8	(12.3)

Total	$80.7	$86.8	$(6.1)	(7.0)%	7.6%	8.1%

*	Segment margins calculated on total sales. Overall company margin calculated on external sales.

Residential Furnishings

Total sales from continuing operations decreased $7.6 million. No acquisitions were completed during the past 12 months. Same location sales declined 1.2%. Market share gains and inflation-related price increases largely offset the weak end markets experienced in many parts of the segment.

EBIT (earnings before interest and income taxes) from continuing operations increased $6.3 million despite lower sales. This increase primarily reflects benefits from the market share gains, pricing discipline, and operating improvements resulting from past restructuring activities.

Commercial Fixturing & Components

Total sales from continuing operations decreased $33.7 million, or 15.5%. Same location sales declined 15.7%, primarily from reduced capital spending by retailers and our decision in the Store Fixtures business to walk away from sales with unacceptable margins. Sales from acquisitions were more than offset by a divestiture that took place late in the first quarter.

EBIT from continuing operations decreased $6.1 million, primarily reflecting the lower sales and a weak retail environment. Last year’s results benefited from gains from asset sales, which were partially offset by restructuring-related charges.

Industrial Materials

Total sales increased $51.2 million, or 26.1%. Same location sales increased 26.6%, primarily from the pass-through of higher steel costs, but also from increased sales of steel billets and greater demand for wire by our U.S. bedding operations. These improvements were partially offset by continued softness in automotive and other end markets.

EBIT increased $9.8 million due to higher sales, including billet sales, and operating improvements at several locations.

Specialized Products

Total sales from continuing operations increased $1.4 million. Growth in European and Asian automotive, as well as machinery, was offset by lower volume in North American automotive and the fleet portion of Commercial Vehicle Products. EBIT from continuing operations decreased $3.0 million, primarily due to sales reductions in certain markets and higher steel costs with limited recovery.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations.

Net earnings from discontinued operations in the second quarter of 2008 were $2.8 million and included $5.6 million of other non-operating charges, primarily asset impairment charges. In the second quarter of 2007, earnings from discontinued operations were $3.7 million.

Six-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 10 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the six months ended June 30, 2008 and June 30, 2007 are shown in the following tables. Reported amounts for 2007 have been retrospectively adjusted to reflect only continuing operations.

			Change in Sales		% Change in Same Location Sales
	Six Months ended June 30, 2008 Sales	Six Months ended June 30, 2007 Sales	$	%
Residential Furnishings	$1,080.3	$1,153.4	$(73.1)	(6.3)%	(6.2)%
Commercial Fixturing & Components	376.0	412.5	(36.5)	(8.8)	(10.0)
Industrial Materials	459.8	387.2	72.6	18.8	17.3
Specialized Products	348.4	340.9	7.5	2.2	.7

Total	2,264.5	2,294.0	(29.5)	(1.3)
Intersegment sales	(203.1)	(175.9)	(27.2)

External sales	$2,061.4	$2,118.1	$(56.7)	(2.7)%	(3.3)%

			Change in EBIT		EBIT Margins*
	Six Months ended June 30, 2008 EBIT	Six Months ended June 30, 2007 EBIT	$	%	Six Months ended June 30, 2008	Six Months ended June 30, 2007
Residential Furnishings	$85.9	$98.7	$(12.8)	(13.0)%	8.0%	8.6%
Commercial Fixturing & Components	16.3	22.6	(6.3)	(27.9)	4.3	5.5
Industrial Materials	41.7	26.5	15.2	57.4	9.1	6.8
Specialized Products	28.3	31.7	(3.4)	(10.7)	8.1	9.3
Intersegment eliminations	(7.3)	(2.5)	(4.8)
Change in LIFO reserve	(15.1)	1.6	(16.7)

Total	$149.8	$178.6	$(28.8)	(16.1)%	7.3%	8.4%

*	Segment margins calculated on total sales. Overall company margin calculated on external sales.

Residential Furnishings

Total sales from continuing operations decreased $73.1 million. No acquisitions were completed during the past 12 months. The 6.2% same location sales decline primarily reflects soft demand in U.S. residential-related markets.

EBIT from continuing operations decreased $12.8 million. The EBIT impact from lower sales was partially offset by operating improvements resulting from past restructuring activities.

Commercial Fixturing & Components

Total sales from continuing operations decreased $36.5 million, or 8.8%. Same location sales declined 10.0%, primarily due to reduced capital spending by retailers and our decision to walk away from sales with unacceptable profit margins. Sales from acquisitions of $9.3 million partially offset the lower same location sales.

EBIT from continuing operations decreased $6.3 million, primarily due to reduced sales and a difficult retail and inflation environment.

Industrial Materials

Total sales increased $72.6 million, or 18.8%. Same location sales increased 17.3%, primarily from the pass-through of higher steel costs, but also from increased sales of steel billets and greater demand for wire by our U.S. bedding operations. These improvements were partially offset by continued softness in automotive and other end markets. Acquisitions also contributed $9.6 million to sales but were partially offset by a $3.4 million decrease from a small divestiture.

EBIT increased $15.2 million due to higher sales, including billet sales, and operating improvements at several locations.

Specialized Products

Total sales from continuing operations increased $7.5 million, reflecting acquisition growth of $5.0 million and a modest increase in same location sales. Growth in the European and Asian automotive markets, as well as machinery, was offset by lower volume in North American automotive and in the fleet portion of Commercial Vehicle Products.

EBIT from continuing operations decreased $3.4 million, primarily due to sales reductions in certain markets and higher steel costs with limited recovery.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations.

Net earnings from discontinued operations were $7.0 million and included a $1.5 million loss from the sale of an automotive seating components operation and $7.3 million of other non-operating charges, primarily related to asset impairment charges and expenses associated with the divestiture of the business units. In 2007, earnings from discontinued operations were $23.0 million and included a $12.1 million gain from the sale of the Prime Foam business.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require. Debt is also used to fund a portion of our requirements. In keeping with our stated financial goals, net debt to net capital increased from 28.0% at year-end 2007 to 31.6% as of June 30, 2008. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range, while maintaining our longstanding “single A” debt rating. The table on page 33 shows the calculation of net debt as a percent of net capital at June 30, 2008 and December 31, 2007.

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

Pay Dividends

With improvements in returns, the expected decrease in capital spending and acquisitions, and the planned divestitures, we should have more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. We declared a second quarter dividend of $.25 per share (paid on July 15), representing a 39% increase over last year’s second quarter dividend of $.18 per share. This year marks the Company’s 37th consecutive annual dividend increase at an average compound growth rate of over 14%.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2008, we repurchased 2.7 million shares of our stock at an average price of just under $18 per share. By the end of July 2008, we had purchased all of the shares remaining under our 2008 annual repurchase authorization (purchases of approximately 1 million shares under this authorization were accelerated into late 2007). In addition, in February the Board approved the repurchase of up to an additional 20 million shares in 2008 at management’s discretion, limited to the amount of divestiture proceeds. Subject to general economic and market conditions, the price of Leggett stock, working capital needs and other factors, we expect to repurchase a substantial portion of the additional 20 million shares authorized by the end of 2008.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the first six months of 2008 was $126.5 million. This is $115 million lower than the first six months of 2007 primarily due to an increase in working capital and lower earnings. Inventory represents the largest increase in working capital, led by higher steel prices.

Working capital levels fluctuate from quarter to quarter with the seasonality of our business and vary by segment, with the requirements of Commercial Fixturing & Components generally higher than overall company averages. Accounts receivable balances in this segment are typically higher due to the longer credit terms required to service certain customers of the Fixture & Display businesses. This business also requires higher inventory investments due to the custom nature of its products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

We have classified certain assets and liabilities of the planned divestitures as amounts “held for sale.” Depreciation and amortization are no longer recognized on these assets; accordingly, we anticipate that the 2008 depreciation and amortization expense will be approximately $35-$40 million lower than in 2007.

Capitalization

The following table presents Leggett’s total capitalization and unused committed credit at June 30, 2008 and December 31, 2007.

(Dollar amounts in millions)	June 30, 2008	December 31, 2007
Long-term debt outstanding:
Scheduled maturities	$795	$796
Average interest rates*	4.7%	4.9%
Average maturities in years*	6.9	6.8
Revolving credit/commercial paper	433	205

Total long-term debt	1,228	1,001
Deferred income taxes and other liabilities	164	139
Shareholders’ equity	2,081	2,133

Total capitalization	$3,473	$3,273

Unused committed credit:
Long-term	$167	$395
Short-term		—

Total unused committed credit	$167	$395

Current maturities of long-term debt	$11	$89

Cash and cash equivalents	$203	$205

Ratio of earnings to fixed charges**	4.1x	2.6x

*	These calculations include current maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at June 30, 2008 and December 31, 2007, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	June 30, 2008	December 31, 2007
Debt to total capitalization:
Long-term debt	$1,228	$1,001
Current debt maturities	11	89
Cash and cash equivalents	(203)	(205)

Net debt	$1,036	$885

Total Capitalization	$3,473	$3,273
Current debt maturities	11	89
Cash and cash equivalents	(203)	(205)

Net capitalization	$3,281	$3,157

Long-term debt to total capitalization	35.4%	30.6%

Net debt to net capitalization	31.6%	28.0%

Total debt (which includes long-term debt and current debt maturities) increased $150 million from year-end 2007 levels. During the quarter, we added $133 million of commercial paper borrowings and paid off $63 million of medium-term notes that came due. To further facilitate the issuance of debt and other securities, $300 million remains available under a shelf registration.

In addition to issuing long-term notes, we can also raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit commitment that terminates in 2012. At June 30, 2008, $433 million of commercial paper was outstanding under this program and is classified as long-term debt. Cash proceeds from the sale of the Aluminum Products segment, discussed above, have been used to reduce our outstanding commercial paper balance in July 2008. However, commercial paper balances will increase as we repurchase stock.

With anticipated operating cash flows and both the shelf registration and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations, return cash to shareholders, and fund planned growth.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other instruments at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the financial statements.

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

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. It is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that this statement will result in a change in its current practice.

In April 2008, FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for the Company beginning January 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

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

Commodity Cash Flow Hedges

The commodity cash flow hedges manage natural gas commodity price risk. There were $2.6 million in outstanding natural gas hedges at June 30, 2008, all of which had maturities less than 1 year. However, the Company routinely hedges commodity price risk up to 36 months. The Company recognized income on these commodity hedges of $1.1 million and $1.2 million for the quarter and six months ended June 30, 2008, respectively; and expense of $.2 million and $.5 million for the quarter and six months ended June 30, 2007, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $28.2 million in foreign currency cash flow hedges at June 30, 2008, 84% hedged CAD/USD exposures, and 16% hedged AUD/USD exposures. In general, foreign currency cash flow hedges have maturities within 2 years. The Company recognized income on foreign currency cash flow hedges of $1.5 million and $.4 million for the quarters ended June 30, 2008 and 2007, respectively; and $1.3 million and $.5 million for the six months ended June 30, 2008 and 2007, respectively.

Fair Value Hedges

The Company had fair value hedges at June 30, 2008 that were not material and were outstanding to manage foreign currency risk associated with a subsidiary’s intercompany receivables. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

At June 30, 2008 and December 31, 2007, the Company had $30.0 on a notional basis designated as hedging the risk associated with net investments in a Swiss subsidiary. Changes in the value of the hedge offset the changes in the value of $30.0 of the foreign net investment on a consolidated basis. As of June 30, 2008, the net investment hedge had a maturity within 12 months.

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, has not recorded any material amounts for ineffectiveness.

At June 30, 2008, the Company had one derivative transaction that did not qualify for hedge accounting treatment under SFAS No. 133 (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities.” Gains or losses on this transaction were not material and are recorded directly to income and expense in the period impacted and economically offset gains or losses on the underlying hedged item in other income.

The transactions disclosed below include only transactions that qualified for hedge accounting treatment under SFAS 133. The fair values of the derivatives reflect the change in market value of the derivative from the date of trade execution, and do not consider the offsetting underlying hedged item.

	June 30, 2008		December 31, 2007
	Total USD Equivalent Notional Amount	Fair Value at 6/30/08	Total USD Equivalent Notional Amount	Fair Value at 12/31/07
Commodity cash flow hedges	$2.6	$2.0	$9.2	$(.1)
Foreign currency cash flow hedges	28.2	.9	47.6	2.2

Total cash flow hedges	30.8	2.9	56.8	2.1
Fair value hedges	5.4	—	7.8	.1
Net investment hedges	30.0	(7.2)	30.0	(3.7)

Total derivative instruments	$66.2	(4.3)	$94.6	(1.5)

Deferred income taxes		2.1		1.1

Total, net of tax		$(2.2)		$(.4)

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $754.0 million carrying value by $59.2 million at June 30, 2008, and less than its $816.5 carrying value by $43.1 million at December 31, 2007. The fair value of variable rate debt is not significantly different from its recorded amount. The decrease in the fair market value of the Company’s debt is due primarily to the increase in longer-term interest rates since year end. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of June 30, 2008 and December 31, 2007 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed above. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $947.0 million at June 30, 2008, compared to $914.1 million at December 31, 2007.

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

An evaluation as of the period ending June 30, 2008 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2008, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 31, 2007, the Company filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of uncovered innersprings in China, South Africa and Vietnam are unfairly selling their products in the United States at less than fair value (“dumping”). The ITC has made a preliminary determination of material injury to the domestic innerspring industry in this case and the DOC announced preliminary duty rates on innersprings imported from these three countries ranging from 116% - 234%. As a result, DOC will instruct the U.S. Customs and Border Protection to collect a cash deposit or bond based on these preliminary rates. If the DOC makes a final determination that dumping is present and the ITC reaches a final determination that the domestic industry has been materially injured by this unfair trade practice, the U.S. government will impose antidumping orders on uncovered innersprings imported from China, South Africa and Vietnam at the final dumping rate determined by the DOC. No assurance can be given that these final determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

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

Steel is our most significant raw material. In late 2007 we began seeing higher steel costs, and significant increases have continued to occur in 2008. Since early December, the cost of steel scrap has more than doubled and costs of other types of steel have also increased significantly. We have initiated and continue to implement price increases to recover these higher costs. The global steel markets are very cyclical in nature, and can result in large swings in margins from year-to-year. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings.

Our operations can also be impacted by the cost of other raw materials. We experienced significant inflation in foam scrap and chemicals in recent years, but recovered most of the higher costs through selling price increases. The cost of foam scrap declined from peak levels during 2007, resulting in lower selling prices that continue into 2008 in our carpet underlay business. This cost decrease has impacted, and may continue to negatively impact, our reported amount of carpet underlay sales.

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

Throughout 2007 and the first half of 2008, demand weakness in the U.S. home-related, retail, and other markets led to lower volume in certain of our businesses. Several factors, including a weak U.S. economy, higher energy costs, a slump in the housing market, and low consumer confidence have led to more conservative spending by U.S. consumers. If this trend in market demand continues, our results of operations may be negatively impacted.

We may not be able to improve operating results in the Store Fixtures business unit.

The Store Fixtures business unit in our Commercial Fixturing & Components segment has been placed in the “Fix” category as a result of our 2007 Strategic Plan and given a 12 month deadline (ending in December 2008) by which its after-tax return would at least equal cost of capital levels. We are not pleased with second quarter results in the Store Fixtures business unit. Since late 2007, we have reduced manufacturing capacity by 27%, cut administrative costs by approximately $2 million, reduced the unit’s total workforce by approximately 20%, pruned $90 million of unprofitable sales, implemented a much more disciplined unit-wide pricing policy, and installed standardized operating systems across the business unit. Despite all these activities, we are not showing the progress we expect. Third quarter performance of the business unit will be critical in our evaluation process. If we are not able to improve the operating results in the Store Fixtures business unit, we may incur further restructuring and impairment charges, and may choose to divest this unit. The Store Fixtures business unit is part of the Fixture & Display group, which incurred goodwill impairment charges of $143 million for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2008	488,836	$16.51	477,123	25,346,239	(3)
May 2008	1,100,311	$17.69	1,100,311	24,245,928	(3)
June 2008	1,132,233	$18.73	1,120,490	23,125,438	(3)

Total	2,721,380	$17.91	2,697,924

(1)	This number includes 23,456 shares which were not repurchased as part of a publicly announced plan or program. Of these, 11,743 were shares surrendered in transactions permitted under the Company’s benefit plans and 11,713 were shares purchased pursuant to an odd lot program which had separate Board approval.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors. On November 13, 2007 the Board accelerated the 10 million share standing repurchase authorization for the 2008 calendar year to begin November 15, 2007. The acceleration was first reported in the Company’s press release issued November 13, 2007 and filed on Form 8-K on November 14, 2007. The Company repurchased 1,095,350 shares in the fourth quarter of 2007 under the 2008 calendar year authorization. By the end of July 2008, we had purchased all of the shares under the standing 10 million share authorization.
(3)	On February 21, 2008, the Board approved the repurchase of up to an additional 20 million shares through December 31, 2008, subject to the receipt of divestiture proceeds. This special authorization was first publicly announced in the Company’s press release dated February 21, 2008. To date, the Company has received approximately $308 million from divestiture proceeds.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 8, 2008. In connection with this meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of 10 directors, (2) the ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008, (3) the amendment and restatement of the Company’s Flexible Stock Plan to, among other things, increase the shares authorized and available for issuance and grant under the Plan by six million, and (4) to vote on a shareholder proposal requesting the addition of sexual orientation and gender identity to the Company’s written non-discrimination policy. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1. All of the nominees for directors listed in the proxy statement were elected to hold office until the next annual meeting of shareholders or until their successors are elected and qualified, with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES “WITHHELD”
Raymond F. Bentele	140,298,164	3,969,593
Ralph W. Clark	142,109,759	2,157,998
Robert Ted Enloe, III	140,457,693	3,810,064
Richard T. Fisher	140,506,029	3,761,728
Karl G. Glassman	141,294,367	2,973,390
David S. Haffner	141,266,029	3,001,728
Joseph W. McClanathan	142,145,809	2,121,948
Judy C. Odom	141,441,071	2,826,686
Maurice E. Purnell, Jr.	141,191,409	3,076,348
Phoebe A. Wood	141,435,833	2,831,924

2. The ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
141,496,913	1,600,421	1,170,423

3. The amendment and restatement of the Company’s Flexible Stock Plan to, among other things, increase the shares authorized and available for issuance and grant under the Plan by six million was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER “NON-VOTES”
90,658,803	34,853,372	1,748,450	17,007,132

4. A shareholder proposal requesting the addition of sexual orientation and gender identity to the Company’s written non-discrimination policy was defeated with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER “NON-VOTES”
36,760,711	82,949,345	7,550,569	17,007,132

ITEM 5.	OTHER INFORMATION

Amendment to Bylaws.

On August 7, 2008 the Board of Directors amended our Bylaws. The amendments include:

Business at Annual Meeting brought by Shareholders.

(i) Section 1.2(b) (2). For a shareholder to properly bring business before the annual shareholder meeting, among other things, the Secretary must receive written notice of the proposed business from the shareholder not less than 90 nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting. Prior to the amendment, such notice had to be received not less than 100 nor more than 150 days prior to the first anniversary of the preceding year’s annual meeting.

If the date of the annual meeting is advanced or delayed by more than 30 days from the anniversary date, notice from the shareholder must be received not later than the later of the 90th day prior to such annual meeting or the tenth day following the public announcement of such meeting. Prior to amendment, the notice had to be received not later than the later of the 100th day prior to such annual meeting or the tenth day following the public announcement of such meeting. Section 1.2(b)(2) was also amended to specify that neither an adjournment nor a postponement of the annual meeting shall begin a new time period for delivery of a shareholder notice.

(ii) Section 1.2(b) (3). The shareholder’s notice proposing business to be brought before the annual shareholder’s meeting must disclose, among other things, certain interests of the shareholder (and of the beneficial owner, if any, on whose behalf the proposal is made). Section 1.2(b)(3) was amended to require the following additional disclosures as to the shareholder and beneficial owner, including:

(A)	any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or settlement payment at a price related to, or the value of which is derived in whole or in part from, any class of shares of the Company, which is directly or indirectly beneficially owned; and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of the shares of the Company;

(B)	any proxy, contract, arrangement, understanding, or relationship conveying a right to vote any shares of the Company;

(C)	any short interest in any security of the Company;

(D)	any right to dividends on the shares of the Company owned beneficially that are separated or separable from the underlying shares of the Company;

(E)	any proportionate interest in shares of the Company or any derivative instruments held, directly or indirectly, by a general or limited partnership in which the shareholder and/or beneficial owner is a general partner or, directly or indirectly, beneficially owns an interest in a general partner; and

(F)	the right to any performance-related fee (other than an asset-based fee) based on any increase or decrease in the value of shares of the Company or any derivative instrument.

Sections (A) through (F) above are referred to as “Disclosable Interests” and are also applicable to the shareholder’s and any beneficial owner’s immediate family members sharing their respective households. Furthermore, the shareholder and any beneficial owner must supplement this information provided in the notice not later than 10 days after the record date for the annual meeting to provide the Disclosable Interests as of the record date.

Section 1.2(b)(3) was also amended to require additional disclosure, in the shareholder’s notice, of any agreements between the shareholder proposing the business and third parties related to the proposed business.

Advance Notice of Director Nominations by Shareholders.

(iii) Section 2.2(b) (2). For a shareholder to properly nominate a director at the annual shareholder meeting, among other things, the Secretary must receive written notice of the nomination from the shareholder not less than 90 nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting. Prior to the amendment, such notice had to be received not less than 100 nor more than 150 days prior to the first anniversary of the preceding year’s annual meeting.

If the date of the annual meeting is advanced or delayed by more than 30 days from the anniversary date, notice from the shareholder must be received not later than the later of the 90th day prior to such annual meeting or the tenth day following the public announcement of such meeting. Prior to amendment, such notice had to be received not later than the later of the 100th day prior to such annual meeting or the tenth day following the public announcement of such meeting. Section 2.2(b)(2) was also amended to specify that neither an adjournment nor a postponement of the annual meeting will begin a new time period for delivery of a shareholder notice.

(iv) Section 2.2(b)(3). The shareholder’s notice nominating a director at the annual shareholder’s meeting must disclose, among other things, certain interests of the director nominee, the shareholder nominating the director (and of the beneficial owner, if any, on whose behalf the nomination is made). Section 2.2(b)(3) was amended to require the disclosure of the Disclosable Interests listed in (A) through (F) above of the director nominee, the shareholder, and of any beneficial owner. The Disclosable Interests are also applicable to the director nominee’s, shareholder’s and beneficial owner’s immediate family members sharing their respective households. The director nominee, shareholder and any beneficial owner must supplement the information provided in the notice not later than 10 days after the record date for the annual meeting to provide the Disclosable Interests as of the record date.

Section 2.2(b)(3) was also amended to require additional disclosure of any compensation or monetary agreement or arrangement, within the prior three years, between or among the shareholder, beneficial owner, if any, and each proposed director nominee (or any of their respective affiliates). Finally, Section 2.2(b)(3) was amended to clarify that all other information that must be provided with respect to the proposed director nominee is the same as would be required to be disclosed in a proxy statement or other filings in a contested election. Prior to the amendment, the Bylaws referred to the requirements of the proxy rules but did not expressly reference a contested election.

(v) Section 2.2(b)(4) was amended to require the proposed director nominee to furnish the Company with any information relating to his or her eligibility as an independent director.

(vi) Section 2.2(d). For a shareholder to properly nominate a director at a special meeting of shareholders, among other things, the Secretary must receive written notice of the nomination from the shareholder not later than the later of the 90th day prior to such special meeting or the tenth day following the public announcement of such special meeting. Prior to the amendment, such notice had to be received not later than the later of the 100th day prior to such special meeting or the tenth day following the public announcement of such special meeting. The notice must contain the same information required in the annual meeting notice.

Section 2.2(d) was also amended to specify that neither an adjournment nor a postponement of a special meeting will begin a new time period for delivery of a shareholder notice. Finally, Section 2.2(d) was amended to require the proposed director nominee to furnish the Company with any information relating to his or her eligibility as an independent director.

Because this Quarterly Report on Form 10-Q is being filed within four business days from August 7, 2008, the amendments to the Bylaws are being disclosed hereunder rather than under Item 5.03 of Form 8-K. The foregoing description of the Bylaw amendments is qualified in its entirety by reference to the full text of the Bylaws, as amended. The Bylaws, as amended through August 7, 2008 and a copy marked to show changes from the prior Bylaws, dated February 21, 2008, are attached and incorporated by reference as Exhibits 3.2.1 and Exhibits 3.2.2, respectively.

ITEM 6.	EXHIBITS

Exhibit 2.1 – Unit Purchase Agreement by and among Leggett & Platt, Incorporated, Pace Industries, LLC and KPI Acquisition, LLC, and certain other affiliates of Kenner & Company, Inc., dated July 16, 2008, including Exhibit A – Promissory Note; and Exhibit B – Certificate of Incorporation Containing Preferred Stock Terms, filed July 17, 2008 as Exhibit 2.1 to the Company’s Form 8-K is incorporated herein by reference (SEC File No.1-7845).

Exhibit 3.2.1 – Bylaws of the Company, as amended through August 7, 2008.

Exhibit 3.2.2 – Bylaws of the Company, as amended through August 7, 2008, marked to show changes from prior Bylaws, dated February 21, 2008.

Exhibit 10.1 – Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan.

Exhibit 10.2 – Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan.

Exhibit 10.3 – Summary Sheet of Director Compensation, filed May 9, 2008 as Exhibit 10.1 to the Company’s Form 10-Q, is incorporated herein by reference (SEC File No. 1-7845).

Exhibit 10.4 – Amendment No. 1 to the Company’s 2005 Executive Stock Unit Program, as amended, effective December 31, 2007, filed May 8, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.5 – The Company’s Flexible Stock Plan, amended and restated, effective May 8, 2008, filed March 27, 2008 as Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.6 – Assignment and Assumption between HSBC Bank USA National Association and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.7 – Assignment and Assumption between BNP Paribas and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 10.8 – Assignment and Assumption between BNP Paribas and Arvest Bank, dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.

Exhibit 32.1 – Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 7, 2008	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: August 7, 2008	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit
2.1	Unit Purchase Agreement by and among Leggett & Platt, Incorporated, Pace Industries, LLC and KPI Acquisition, LLC, and certain other affiliates of Kenner & Company, Inc., dated July 16, 2008, including Exhibit A – Promissory Note; and Exhibit B - Certificate of Incorporation Containing Preferred Stock Terms, filed July 17, 2008 as Exhibit 2.1 to the Company’s Form 8-K is incorporated herein by reference (SEC File No.1-7845).

3.2.1	Bylaws of the Company, as amended through August 7, 2008.

3.2.2	Bylaws of the Company, as amended through August 7, 2008, marked to show changes from prior Bylaws, dated February 21, 2008.

10.1	Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan.

10.2	Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan.

10.3	Summary Sheet of Director Compensation, filed May 9, 2008 as Exhibit 10.1 to the Company’s Form 10-Q, is incorporated herein by reference (SEC File No. 1-7845).

10.4	Amendment No. 1 to the Company’s 2005 Executive Stock Unit Program, as amended, effective December 31, 2007, filed May 8, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.5	The Company’s Flexible Stock Plan, amended and restated, effective May 8, 2008, filed March 27, 2008 as Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated by reference (SEC File No. 1-7845).

10.6	Assignment and Assumption between HSBC Bank USA National Association and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.7	Assignment and Assumption between BNP Paribas and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

10.8	Assignment and Assumption between BNP Paribas and Arvest Bank, dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference (SEC File No. 1-7845).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2008.