Form 10-Q
period 2008-09-30
LEGGETT & PLATT INC
filed 2008-11-06
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common stock outstanding as of October 28, 2008: 156,199,420

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$211.4	$205.4
Accounts and other receivables	743.1	658.4
Allowance for doubtful accounts	(22.1)	(18.2)
Inventories, net	644.8	599.2
Other current assets	74.3	104.6
Current assets held for sale	63.0	285.0

Total current assets	1,714.5	1,834.4

NET PROPERTY, PLANT & EQUIPMENT	722.4	726.9

OTHER ASSETS
Goodwill	922.7	931.3
Other intangibles, less accumulated amortization of $80.3 at September 30, 2008 and $65.9 at December 31, 2007	220.5	232.2
Sundry	106.6	78.2
Non-current assets held for sale	43.8	269.5

Total other assets	1,293.6	1,511.2

TOTAL ASSETS	$3,730.5	$4,072.5

CURRENT LIABILITIES
Current maturities of long-term debt	$17.1	$88.7
Accounts payable	271.4	227.6
Accrued expenses	251.5	258.7
Other current liabilities	130.2	152.2
Current liabilities held for sale	15.6	72.4

Total current liabilities	685.8	799.6
LONG-TERM LIABILITIES
Long-term debt	998.2	1,000.6
Other long-term liabilities	107.8	96.3
Deferred income taxes	39.1	42.3
Non-current liabilities held for sale	.1	1.0

Total long-term liabilities	1,145.2	1,140.2

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	2.0	2.0
Additional contributed capital	496.2	500.0
Retained earnings	2,120.1	2,122.3
Accumulated other comprehensive income	184.1	193.5
Treasury stock	(902.9)	(685.1)

Total shareholders’ equity	1,899.5	2,132.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,730.5	$4,072.5

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2008	2007	2008	2007
Net sales	$3,193.6	$3,210.3	$1,132.2	$1,092.2
Cost of goods sold	2,613.0	2,591.2	925.1	876.6

Gross profit	580.6	619.1	207.1	215.6

Selling and administrative expenses	317.0	319.7	105.5	105.9
Amortization of intangibles	18.5	16.6	6.2	5.3
Other expense (income), net	.2	(.9)	.3	(.7)

Earnings from continuing operations before interest and income taxes	244.9	283.7	95.1	105.1

Interest expense	38.3	43.1	11.9	15.2
Interest income	6.7	6.3	2.3	2.7

Earnings from continuing operations before income taxes	213.3	246.9	85.5	92.6

Income taxes	82.2	70.1	37.1	28.5

Earnings from continuing operations	131.1	176.8	48.4	64.1
Earnings (loss) from discontinued operations, net of tax	(8.7)	24.6	(15.7)	1.6

Net earnings	$122.4	$201.4	$32.7	$65.7

Earnings per share from continuing operations
Basic	$.77	$.98	$.29	$.36
Diluted	$.77	$.98	$.29	$.36
Earnings (loss) per share from discontinued operations
Basic	$(.05)	$.13	$(.09)	$.01
Diluted	$(.05)	$.13	$(.09)	$.01
Net earnings per share
Basic	$.72	$1.11	$.20	$.37
Diluted	$.72	$1.11	$.20	$.37

Cash dividends declared per share	$.75	$.53	$.25	$.18

Average shares outstanding
Basic	170.0	180.7	165.6	177.1
Diluted	170.2	181.2	166.1	177.4

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
OPERATING ACTIVITIES
Net earnings	$122.4	$201.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	87.1	116.3
Amortization	18.5	18.8
Asset impairment charges	32.4	2.7
Net loss (gain) from sales of assets	2.0	(31.5)
Deferred income tax expense (benefit)	42.4	(6.0)
Stock-based compensation	34.3	36.9
Other	10.8	10.1
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(90.2)	(8.6)
(Increase) decrease in inventories	(67.7)	63.6
Decrease in other current assets	5.4	1.7
Increase in accounts payable	26.7	11.5
(Decrease) increase in accrued expenses and other current liabilities	(21.0)	18.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	203.1	435.5

INVESTING ACTIVITIES
Additions to property, plant and equipment	(90.8)	(108.5)
Purchases of companies, net of cash acquired	(9.3)	(85.7)
Proceeds from sales of assets	386.0	105.8
Other	(18.2)	(10.2)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	267.7	(98.6)

FINANCING ACTIVITIES
Additions to debt	242.9	123.7
Payments on debt	(329.5)	(109.1)
Dividends paid	(127.7)	(93.7)
Issuances of common stock	5.4	6.7
Purchases of common stock	(256.9)	(214.6)
Other	.9	2.0

NET CASH USED FOR FINANCING ACTIVITIES	(464.9)	(285.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	.1	4.5

INCREASE IN CASH AND CASH EQUIVALENTS	6.0	56.4
CASH AND CASH EQUIVALENTS - January 1,	205.4	131.9

CASH AND CASH EQUIVALENTS - September 30,	$211.4	$188.3

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

For further information, refer to the financial statements of the Company and footnotes included in the annual report on Form 10-K of the Company for the year ended December 31, 2007.

2.	NEW ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” provision which requires it to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company previously used September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and the Company recorded a $.5 (net of tax) increase to beginning retained earnings on January 1, 2008.

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

In April 2008, FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for the Company beginning January 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP SFAS No. 142-3 to have a material effect on its consolidated financial statements.

In October 2008, FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued. This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Any revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP SFAS No. 157-3 has not had a material effect on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company completed the divestiture of operations classified as held for sale in the following quarters:

Third quarter 2008

•

Aluminum Products segment – This segment was sold for $300 in cash, a $25 subordinated note (book value of $14), and shares of preferred stock, no book value (with face value not to exceed $25, dependent upon future performance of the divested business). The sale of this business resulted in a pre-tax gain of $8.3 ($17.0 gain after taxes) that is reported within earnings from discontinued operations.

•

Wood Products unit – The sale of this unit resulted in a pretax loss of $3.9 ($3.7 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously part of the Residential Furnishings segment.

•

Plastics unit – The sale of this unit resulted in a pretax loss of $9.3 ($6.5 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously reported in the Commercial Fixturing & Components segment.

•

The dealer portion of the Commercial Vehicle Products unit – The sale of this business resulted in a pretax gain of $.5 ($.6 gain after taxes) that is reported within earnings from discontinued operations. This business was previously reported in the Specialized Products segment.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

First quarter 2008

•

One automotive seating components operation—The sale of this business resulted in a pre-tax loss of $2.4 ($1.5 loss net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Specialized Products segment and produced wire forms, tubular forms, and welded assemblies for automotive seating.

•

One metal store fixture operation—This operation was classified as held for sale at December 31, 2007, but did not meet the requirements for discontinued operations in either 2007 or 2008. The results for this operation (including a pre-tax gain on sale of $1.5) are included in the Commercial Fixturing & Components segment. The pre-tax gain is reported in “Other expense (income), net” on the Consolidated Condensed Statements of Operations.

First quarter 2007

•

Prime Foam Products unit—The sale of this unit resulted in a pre-tax gain of $23.7 ($12.1 gain after taxes) that is reported within earnings from discontinued operations. This business was previously part of the Residential Furnishings segment and produced foam primarily used for cushioning by upholstered furniture and bedding manufacturers.

During 2007 the Company completed an extensive review of its business portfolio and determined that it will exit certain of its business activities. This includes the divestiture of some operations, the pruning of some business and the closure of certain underperforming plants, referred to as the 2007 Strategic Plan. The pre-tax proceeds generated from the remaining businesses held for sale (Fibers, Coated Fabrics and Storage Products) are expected to recover the carrying value of the assets held for sale as presented in the following tables. The net assets held for sale may fluctuate due to changes in working capital until these businesses are divested.

In addition to these divestitures, the Company has eliminated some of its least profitable revenue (primarily in Store Fixtures). The Company currently has four wood store fixtures operations, and plans to consolidate these into fewer facilities. None of these facilities have met the requirements to be classified as held for sale or discontinued operations other than discussed above. The Company anticipates additional charges of approximately $10 associated with the 2007 Strategic Plan and expects the plan to be substantially completed by the end of 2008.

Results from discontinued operations were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$44.4	$—	$—
Wood Products Unit	42.3	40.3	14.6	14.5
Fibers Unit	65.8	66.6	25.3	26.0
Coated Fabrics Unit (1)	29.3	42.0	9.0	13.5
Commercial Fixturing & Components:
Plastics Unit	33.4	33.6	10.6	11.1
Storage Products Unit	62.8	71.9	22.3	24.4
Aluminum Products Segment	270.5	375.4	18.0	115.9
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	45.4	67.5	10.3	19.5
An automotive seating components operation	3.9	28.9	—	9.0

External sales	$553.4	$770.6	$110.1	$233.9

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$(2.5)	$25.4	$(.1)	$—
Wood Products Unit	(2.0)	3.6	(2.8)	1.0
Fibers Unit (3)	(8.2)	3.5	(9.6)	1.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Coated Fabrics Unit (3)	(4.8)	(2.0)	(4.7)	(.7)
Commercial Fixturing & Components:
Plastics Unit	(3.9)	4.0	(7.4)	1.4
Storage Products Unit (3)	(8.2)	4.8	(9.9)	1.9
Aluminum Products Segment	26.5	11.6	5.2	.5
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit (2)	(12.7)	(3.8)	(3.5)	(1.4)
An automotive seating components operation	(3.1)	(3.6)	—	(1.4)

Earnings (loss) before interest and income taxes	(18.9)	43.5	(32.8)	2.9
Interest expense	(.9)	(1.8)	—	(.7)
Income tax (expense) benefit	11.1	(17.1)	17.1	(.6)

Earnings (loss) from discontinued operations, net of tax	$(8.7)	$24.6	$(15.7)	$1.6

(1)	In the first quarter 2008, the Coated Fabrics unit, previously in the Residential Furnishings segment, met the criteria for held for sale and discontinued operations. All others met the criteria in the fourth quarter 2007.
(2)	During the second quarter 2008, a $5.6 pre-tax asset impairment charge was recorded for the dealer portion of Commercial Vehicle Products to reflect an updated estimate of fair value less cost to sell.
(3)	As a result of the deterioration in the economy and credit markets during the third quarter of 2008 and its impact on available credit for potential buyers, the carrying value of certain assets held for sale exceeded the fair value. In connection with the preparation of these financial statements, management concluded that pre-tax goodwill impairment charges of $25.6 were necessary and were recorded for the Fibers ($11.0), Coated Fabrics ($4.1), and Storage Products ($10.5) units.

The above amounts include the impact of restructuring and other special charges discussed in Note 4.

The tables below include $22.1 and $15.1 of property, plant and equipment held for sale at September 30, 2008 and December 31, 2007, respectively, from the closings of various operations and prior year restructurings not associated with the exit activities described earlier.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Net assets held for sale by segment were as follows:

	September 30, 2008
	Assets	Liabilities	Net Assets
Residential Furnishings	$52.4	$9.2	$43.2
Commercial Fixturing & Components	41.1	6.5	34.6
Aluminum Products	1.4	—	1.4
Industrial Materials	3.8	—	3.8
Specialized Products	8.1	—	8.1

Net assets held for sale	$106.8	$15.7	$91.1

	December 31, 2007
	Assets	Liabilities	Net Assets
Residential Furnishings	$69.3	$6.8	$62.5
Commercial Fixturing & Components	91.9	9.3	82.6
Aluminum Products	332.7	49.2	283.5
Industrial Materials	3.8	—	3.8
Specialized Products	56.8	8.1	48.7

Net assets held for sale	$554.5	$73.4	$481.1

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Condensed Balance Sheets were as follows:

	September 30, 2008	December 31, 2007
Receivables, net	$31.0	$121.2
Inventories, net	31.4	147.9
Prepaid expenses and other current assets	.6	15.9

Total current assets held for sale	63.0	285.0

Property, plant and equipment, net	38.5	226.8
Goodwill	4.7	33.6
Patents and other intangible assets, net	.4	7.9
Other assets	.2	1.2

Total non-current assets held for sale	43.8	269.5

Total assets held for sale	$106.8	$554.5

Current maturities of long-term debt	$—	$.1
Accounts payable	11.1	59.3
Accrued expenses	4.5	11.8
Other current liabilities	—	1.2

Total current liabilities held for sale	15.6	72.4

Long-term debt	—	.4
Other long-term liabilities	.1	.6

Total non-current liabilities held for sale	.1	1.0

Total liabilities held for sale	$15.7	$73.4

Net assets held for sale	$91.1	$481.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING AND SPECIAL CHARGES

Total restructuring and other special charges for the nine and three months ended September 30 were comprised of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Continuing operations:
Charged to other expense (income), net:
Severance and other restructuring costs	$4.3	$5.5	$1.2	$.6
Asset impairments	.8	2.7	.6	.4
(Gain) loss from sale of assets	(2.1)	(8.0)	.4	(.2)

	3.0	.2	2.2	.8

Charged to cost of goods sold:
Inventory obsolescence and other	3.1	1.0	2.3	—

Total continuing operations	6.1	1.2	4.5	.8

Discontinued operations:
Severance and other restructuring costs	2.7	.7	.8	.2
Goodwill impairments	25.6	—	25.6	—
Other long-lived asset impairments	6.0	—	.4	—
Loss from sale of assets	6.9	—	4.4	—
Inventory obsolescence and other	—	.4	—	—

Total discontinued operations	41.2	1.1	31.2	.2

Total restructuring and other special charges	$47.3	$2.3	$35.7	$1.0

Cash charges included in totals	$7.0	$6.2	$2.0	$.8

The table above includes charges for the 2007 Strategic Plan discussed in Note 3, as well as other unrelated small initiatives.

As a result of the deterioration in the economy and credit markets during the third quarter, and its impact on available credit for potential buyers, the carrying value of certain assets held for sale exceeded the fair value. In connection with the preparation of these financial statements, management concluded that pre-tax goodwill impairment charges of $25.6 were necessary and were recorded for the Fibers ($11.0), Coated Fabrics ($4.1), and Storage Products ($10.5) units. The following table contains the total amount of restructuring-related and other special charges incurred to date for the 2007 Strategic Plan:

	Total amount incurred to date	Total amount incurred in 2007	Total amount incurred for the Nine Months ended September 30, 2008
Restructuring charges (1)	$6.5	$3.3	$3.2
Inventory obsolescence and other (2)	9.3	7.4	1.9
Goodwill impairments (3)	268.6	243.0	25.6
Other long-lived asset impairments (4)	39.8	33.7	6.1
Loss from sale of assets (5)	4.4	—	4.4

Total costs associated with the 2007 Strategic Plan to date	$328.6	$287.4	$41.2

(1)	$2.8 and $2.5 in Continuing Operations in 2007 and 2008, respectively.
(2)	$1.7 and $1.9 in Continuing Operations in 2007 and 2008, respectively.
(3)	$142.6 and $0 in Continuing Operations in 2007 and 2008, respectively.
(4)	$2.2 and $.1 in Continuing Operations in 2007 and 2008, respectively.
(5)	$0 and ($2.6) gain in Continuing Operations in 2007 and 2008, respectively.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING AND SPECIAL CHARGES (continued)

The Company anticipates additional charges of approximately $10 associated with the 2007 Strategic Plan and expects the plan to be substantially completed by the end of 2008.

The accrued liability associated with restructuring activities consisted of the following:

	Balance at December 31, 2007	2008 Charges and Adjustments to Previous Accruals	Payments	Balance at September 30, 2008
Termination benefits	$1.9	$2.9	$3.9	$.9
Contract termination costs	6.0	(.1)	4.6	1.3
Other restructuring costs	.1	4.2	4.0	.3

	$8.0	$7.0	$12.5	$2.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Earnings from continuing operations	$131.1	$176.8	$48.4	$64.1
(Loss) earnings from discontinued operations, net of tax	(8.7)	24.6	(15.7)	1.6

Net earnings	$122.4	$201.4	$32.7	$65.7

Weighted average number of common shares used in basic EPS	170.0	180.7	165.6	177.1
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.2	.5	.5	.3

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	170.2	181.2	166.1	177.4

Basic EPS
Continuing operations	$.77	$.98	$.29	$.36
Discontinued operations	(.05)	.13	(.09)	.01

Basic earnings per common share	$.72	$1.11	$.20	$.37

Diluted EPS
Continuing operations	$.77	$.98	$.29	$.36
Discontinued operations	(.05)	.13	(.09)	.01

Diluted earnings per common share	$.72	$1.11	$.20	$.37

Shares issuable under employee and non-employee stock options	13.8	13.4	13.8	13.4
Anti-dilutive shares excluded from diluted EPS computation	9.3	4.7	5.3	5.8

6.	INVENTORIES

Inventories, of which about 60% are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	September 30, 2008	December 31, 2007
At FIFO cost
Finished goods	$351.2	$348.3
Work in process	66.6	54.2
Raw materials and supplies	328.0	260.4
LIFO reserve	(101.0)	(63.7)

	$644.8	$599.2

The Company calculates its LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, the Company estimates the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or income) and allocates that change proportionally to the four quarters. Because accurately predicting inventory prices for the year is difficult, LIFO expense for the full year could be significantly different from that currently estimated. In addition, a variation in expected ending inventory levels could also impact total LIFO expense for the year. Any change in the annual estimate of LIFO expense will be reflected in the fourth quarter.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is comprised of the following:

	September 30, 2008	December 31, 2007
Property, plant and equipment, at cost	$1,832.7	$1,811.0
Less accumulated depreciation	1,110.3	1,084.1

	$722.4	$726.9

8.	STOCK-BASED COMPENSATION

There were no material options granted during the third quarters of 2008 and 2007.

During the nine months ended September 30, 2008 and 2007, 1.8 million and 1.7 million options were granted and the Company recorded stock compensation expense of $5.9 and $7.1, respectively related to current year grants and vesting of options previously granted to employees. The weighted-average per-share fair value of the options granted was $2.46 and $5.25, respectively.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the periods presented. Fair values were calculated using the Black-Scholes option pricing model.

	Nine Months Ended
Key Assumptions	September 30, 2008	September 30, 2007
Risk-free interest rate	3.4%	4.7%
Expected life in years	6.6	6.7
Expected volatility (over expected life)	27.0%	24.1%
Expected dividend yield (over expected life)	5.9%	3.3%

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

Beginning in 2008, the Company granted Performance Stock Unit (PSU) awards to selected officers and other key managers for the first time. These awards contain the following conditions:

•	A service requirement – Awards generally vest three years following the grant date; and

•

A market condition – Awards are based on the Company’s Total Shareholder Return [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price] as compared to that of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 900 (approximately 330 companies). Participants will earn from 0% to 175% of the base award (the base award is 516,525 total shares) depending upon how the Company’s Total Shareholder Return ranks within the peer group at the end of the 3-year performance period.

During the nine months and three months ending September 30, 2008, expenses incurred for the PSU awards were $2.0 and $.7, respectively.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	EMPLOYEE BENEFIT PLANS

The following table provides interim information as to the Company’s domestic and foreign defined benefit pension plans. Expected 2008 employer contributions are not significantly different than the $1.8 previously reported at year-end 2007.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Components of net pension (income) expense
Service cost	$2.2	$3.3	$.7	$1.1
Interest cost	9.9	9.9	3.3	3.3
Expected return on plan assets	(14.4)	(13.1)	(4.8)	(4.4)
Recognized net actuarial loss	.4	1.2	.2	.4

Net pension (income) expense	$(1.9)	$1.3	$(.6)	$.4

10.	SEGMENT INFORMATION

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended September 30, 2008:
Residential Furnishings	$1,646.0	$14.3	$1,660.3	$147.7
Commercial Fixturing & Components	561.6	13.9	575.5	25.5
Industrial Materials	513.0	240.1	753.1	75.7
Specialized Products	473.0	47.4	520.4	39.1
Intersegment eliminations				(8.3)
Change in LIFO reserve				(34.8)

	$3,193.6	$315.7	$3,509.3	$244.9

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended September 30, 2007:
Residential Furnishings	$1,708.6	$12.0	$1,720.6	$148.7
Commercial Fixturing & Components	638.2	13.6	651.8	42.1
Industrial Materials	386.6	199.9	586.5	42.9
Specialized Products	476.9	37.2	514.1	48.6
Intersegment eliminations				(2.4)
Change in LIFO reserve				3.8

	$3,210.3	$262.7	$3,473.0	$283.7

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended September 30, 2008:
Residential Furnishings	$575.8	$4.2	$580.0	$61.8
Commercial Fixturing & Components	195.1	4.4	199.5	9.2
Industrial Materials	203.4	89.9	293.3	34.0
Specialized Products	157.9	14.1	172.0	10.8
Intersegment eliminations				(1.0)
Change in LIFO reserve				(19.7)

	$1,132.2	$112.6	$1,244.8	$95.1

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended September 30, 2007:
Residential Furnishings	$563.6	$3.6	$567.2	$50.0
Commercial Fixturing & Components	235.8	3.5	239.3	19.5
Industrial Materials	134.2	65.1	199.3	16.4
Specialized Products	158.6	14.6	173.2	16.9
Intersegment eliminations				.1
Change in LIFO reserve				2.2

	$1,092.2	$86.8	$1,179.0	$105.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.	SEGMENT INFORMATION (continued)

Average assets for the Company’s segments at September 30, 2008 and December 31, 2007 are shown in the first table below. Beginning in 2008, management changed the measure of segment assets used in evaluating segment performance. Segment assets for December 31, 2007 have been retrospectively adjusted and the second table below summarizes the impact of this change. Return measures now include working capital (all current assets and current liabilities) plus net property, plant and equipment. The previous measure included inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles.

	September 30, 2008	December 31, 2007
Residential Furnishings	$805.1	$801.9
Commercial Fixturing & Components	313.0	340.3
Industrial Materials	298.0	276.8
Specialized Products	272.3	275.5

Segment subtotal	1,688.4	1,694.5

Reconciliation to consolidated assets:
Average current liabilities included in segment numbers above	357.5	318.3
Assets held for sale	106.8	554.5
Unallocated assets	1,489.6	1,577.4
Adjustment to period-end vs. average assets	88.2	(72.2)

Total Assets	$3,730.5	$4,072.5

	December 31, 2007 segment assets as previously reported	Less average gross goodwill and other intangibles	Net average other assets and liabilities included in return measures	December 31, 2007 segment assets (as adjusted)
Residential Furnishings	$1,493.6	$(573.4)	$(118.3)	$801.9
Commercial Fixturing & Components	703.8	(318.1)	(45.4)	340.3
Industrial Materials	376.4	(75.2)	(24.4)	276.8
Specialized Products	676.7	(339.2)	(62.0)	275.5
Average current liabilities included in segment numbers above	—	—	318.3	318.3
Assets held for sale	554.5	—	—	554.5
Unallocated assets	410.5	1,318.2	(151.3)	1,577.4
Adjustment to year-end vs. average assets	(143.0)	(12.3)	83.1	(72.2)

Total Assets	$4,072.5	$—	$—	$4,072.5

11.	CONTINGENCIES

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

The Company believes it did not manufacture the foam subject to the lawsuit and that it has valid defenses to the claims. Nevertheless, with the Company’s consent, the Company’s primary insurance carrier reached a tentative settlement with counsel for all plaintiffs on April 29, 2008. If the settlement is approved by the court, the Company will pay a $2 self-insured retention and the remainder of the $18.2 settlement is the responsibility of the insurance carrier. The settlement is subject to contingencies, including approval by the court. Management does not believe the settlement or the outcome will have a material effect on the Company’s financial condition, operating cash flows or results of operations.

On September 4, 2008, a shareholder derivative complaint was filed by the New England Carpenters Pension Fund, which claimed to own 3,000 shares of Leggett stock, in the United States District Court, Western District of Missouri. The action was purportedly brought on behalf of Leggett, naming it as a nominal defendant and naming as defendants certain current and former officers and directors of Leggett. The plaintiff alleged, among other things, that the individual defendants participated in the backdating of stock options, or allowed the backdating to occur; breached fiduciary duties; caused or allowed the Company to issue false and misleading financial statements and proxy statements; and sold Company stock while in possession of material non-public information. On September 26, 2008, the suit was dismissed by the plaintiff without prejudice to plaintiff’s right to re-file. At the time of dismissal plaintiff’s counsel indicated they were dismissing for procedure reasons and intend to re-file. The suit was based upon statistical analysis of Leggett stock prices and did not take into consideration important aspects of Leggett’s stock plans. We believe that this statistical analysis is flawed and have communicated this to attorneys for the plaintiff. To date, they have not re-filed.

In the suit, the plaintiff sought, among other things, unspecified monetary damages against the individual defendants, certain equitable and other relief relating to the profits from the alleged improper conduct, the rescission of certain unexercised options, punitive damages, the reimbursement of litigation costs, and the adoption of certain corporate governance proposals by the Company. It did not appear that the plaintiffs were seeking monetary relief from the Company. However, the Company had previously entered into indemnification agreements with certain of the named individual defendants, which provides for the indemnification of the individuals to the fullest extent permitted or authorized by applicable law. Also, policies of directors and officers liability insurance are in force, and the Company served notice on these carriers of the lawsuit. Leggett expects that the outcome of the litigation, if re-filed, will not have a material effect on Leggett’s financial condition, operating cash flows or results of operations.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Defined Benefit Pension Plans (4)	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2008	$198.5	$(2.3)	$1.6	$(4.3)	$193.5
Period change	(11.2)	2.3	(.8)	.3	(9.4)

Balance September 30, 2008	$187.3	$—	$.8	$(4.0)	$184.1

(1)	There was no income tax effect on foreign currency translation activity affecting accumulated other comprehensive income (loss) in the nine months ending September 30, 2008.
(2)	Net investment hedge activity is shown net of income tax expense of $1.9 for the nine months ending September 30, 2008. In the third quarter, the Company liquidated the hedge and reclassified $(4.9) (the net impact to other comprehensive income since inception of this hedge) to foreign currency translation adjustments.
(3)	Cash flow hedge activity is shown net of income tax benefit of $.4 for the nine months ending September 30, 2008.
(4)	There was no material defined benefit pension plan activity affecting accumulated other comprehensive income (loss) in the nine months ending September 30, 2008.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Comprehensive income (loss):
Net earnings	$122.4	$201.4	$32.7	$65.7
Foreign currency translation adjustments	(11.2)	57.0	(30.3)	19.3
Net investment hedges	2.3	(.7)	4.5	(1.0)
Cash flow hedges	(.8)	2.0	(1.2)	—
Other	—	.2	—	—
Defined benefit pension plans	.3	(.2)	.1	.1

Total comprehensive income	$113.0	$259.7	$5.8	$84.1

13.	FAIR VALUE

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” except as it applies to those nonfinancial assets and nonfinancial liabilities affected by the one year delay identified in FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.” The primary areas in which the Company utilizes fair value measures applicable to the one year delay are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment. The areas in which the Company utilizes fair value measures that were included in the January 1, 2008 adoption are cash equivalents, short-term investments and derivatives hedging financial risks primarily related to interest rates, foreign currency, and commodities.

SFAS 157 does not require any new fair value measurements, but requires expanded disclosure about fair value measurements and establishes a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Short-term investments in this category are valued using discounted cash flow techniques with all significant inputs derived from or corroborated by observable market data. Derivative assets and liabilities in this category are valued using models that consider various assumptions and information from market-corroborated sources. The models used are primarily industry-standard models that consider items such as quoted prices, market interest rate curves applicable to the instruments being valued as of the end of each period, discounted cash flows, volatility factors, current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•	Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47.8	$—	$—	$47.8
Investment funds	60.7	—	—	60.7
Short-term investments:
Bank time deposits	—	4.8	—	4.8
Other	—	4.0	—	4.0
Derivative assets	—	1.5	—	1.5

Total assets	$108.5	$10.3	$—	$118.8

Liabilities:
Derivative liabilities	$.3	$—	$—	$.3

Total liabilities	$.3	$—	$—	$.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

What We Do

Leggett & Platt is a FORTUNE 500 diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in many homes, retail stores, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.

We are North America’s leading independent manufacturer of: components for residential furniture and bedding, carpet underlay, components for office furniture, drawn steel wire, automotive seat support and lumbar systems, and machinery used by the bedding industry for wire forming, sewing, and quilting.

Our Segments

Our continuing operations are composed of 21 business units in four segments, with approximately 24,000 employee-partners, and more than 250 facilities located in 20 countries around the world. Our segments are described below.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell adjustable beds, bed frames, ornamental beds, carpet cushion, geo components, and other finished products. This segment has generated approximately 47%-50% of total sales during the past two years.

Commercial Fixturing & Components: Operations in this segment, which have contributed approximately 16%-19% of total sales in the past two years, manufacture and sell store fixtures and point-of-purchase displays used by retailers. We also produce chair controls, bases, and other components for office furniture manufacturers.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, retail store fixtures and displays, mechanical springs, and many other end products. This segment has generated approximately 17%-22% of our total sales in the past two years.

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

Discontinued Operations and Other Divestitures

During the third quarter 2008, we completed the divestiture of four businesses: our Aluminum Products segment in July 2008, and three smaller business units (Wood Products, Plastics and the dealer portion of Commercial Vehicle Products) in late September 2008. We received after-tax cash proceeds of $388 million for the four businesses, not counting subordinated notes and preferred stock. We divested our Prime Foam operations in early 2007. Three additional business units (Fibers, Coated Fabrics, and Storage Products) are also targeted for divestiture. We are in discussions with potential buyers and expect to complete the dispositions in the near term, although certain market conditions may impact the timing of these dispositions. All of these divested businesses are disclosed in our financial statements as discontinued operations.

For the remaining divestitures, we expect to recover the carrying value of the net assets held for sale. As a result of the deterioration in the economy and credit markets during the third quarter, and its impact on available credit for potential buyers, the carrying value of certain assets held for sale exceeded the fair value. In connection with the preparation of the third quarter 2008 financial statements, management concluded that pre-tax goodwill impairment charges of $25.6 million were necessary and were recorded for the three remaining divestitures. Net assets classified as held for sale totaled $91 million at September 30, 2008 (includes $22 million not associated with the three remaining divestitures) and $481 million at December 31, 2007.

Strategic Changes

During 2007, we completed an extensive review of our business portfolio in an effort to enhance shareholder return. For each business unit, we considered factors such as competitive advantages, market position, financial performance, and potential growth opportunities. We have made significant changes to our financial targets, portfolio mix, and planning processes as a result of the review.

Total Shareholder Return (TSR) is now the key success measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price].

Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a greater emphasis on improving returns and maximizing cash flow, with growth representing just one of several means to achieve that result. We have modified our incentive plans to emphasize the importance of, and reward, TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to include a link to return on assets.

We have adopted role-based portfolio management and will concentrate future investments in businesses with competitive advantages and financial health. Certain of our businesses (categorized as Grow) are positioned to generate value through further growth, while others (categorized as Core) are positioned to drive value by improving EBITDA (earnings before interest, taxes, depreciation and amortization) and optimizing operating cash flows while employing minimal amounts of capital. We allocate capital to each business unit (BU) based upon its role in the portfolio. We plan to invest aggressively in Grow businesses that hold strong competitive positions and consistently achieve compelling returns on those investments. We plan to maintain or improve our competitive position in Core businesses that typically hold stable positions in solid markets, and focus on improving returns, but limit further investment in these operations. In total, we anticipate lower capital expenditures and fewer acquisitions in the near term. In addition, we have implemented a more rigorous strategic planning process to continually assess our business units and help guide future decisions regarding the role of each BU, capital allocation priorities, and new areas in which to grow.

We narrowed our focus and eliminated over 20% of our portfolio primarily through the divestiture of the Aluminum Products segment and six additional business units (progress related to these divestitures is discussed earlier in the MD&A).

In the third quarter of 2008, we concluded that the Store Fixtures business unit, in its current form, is not capable of meeting our return requirements. Accordingly, we intend to narrow the unit’s scope to focus primarily on the metals part of the fixtures industry, in alignment with the Company’s core competency of producing steel and steel-related products.

We currently have four wood store fixtures operations. We plan to consolidate these into fewer facilities and continue to produce a reduced amount of wood fixtures in order to meet the blended requirements (i.e. metal and wood) of certain of our customers. We will also effect changes to senior management, further reduce the unit’s overhead and purge additional customer accounts with unacceptable margins. These changes, in conjunction with unprofitable sales pruned since late 2007, will trim annual trade sales for the Store Fixtures unit from a current level of approximately $325 million to $250-$275 million, and annual returns should at least match our cost of capital. The unit is now considered a “core” business within our portfolio; as such, its primary focus is to optimize operating cash flow and improve profit while minimizing its use of capital.

These changes have increased available cash, and we are returning much of this cash to shareholders. In November 2007, the Board of Directors authorized a 39% dividend increase, moving the annual rate to $1.00 per share (from the previous $.72). For the year, we have also repurchased nearly 14 million shares of our stock, fully exhausting our annual repurchase authorization (of 10 million shares), and partially utilizing the supplementary authorization to purchase up to 20 million additional shares with proceeds from the divestitures. Subject to general economic and market conditions, the price of Leggett stock, working capital needs and other factors, we expect to continue repurchasing our shares.

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

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are: market demand for our products, raw material cost trends, competition and recent market conditions.

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

Throughout 2007 and 2008, demand weakness in the U.S. home-related, retail, and other markets has led to lower volume in certain of our businesses. Several factors, including a weak U.S. economy, higher energy costs, a slump in the housing market, and low consumer confidence contributed to conservative spending habits by U.S. consumers. Late in the third quarter of 2008, our markets weakened appreciably as consumers further reigned in spending during this unprecedented period of credit concerns and stock market volatility.

Market share gains have offset some of the impact from weak demand in 2008. This year, our U.S. bedding components business gained market share as a result of: i) bedding manufacturers shifting innerspring purchases from international to domestic sources; ii) the deverticalization of a strong regional bedding manufacturer; and, iii) increased demand for innerspring mattresses, rather than premium-priced, non-innerspring products. We have also gained share in our furniture components business. Earlier this year, we entered into an agreement with Berkline, a major manufacturer of upholstered furniture, to develop and produce the recliner mechanisms they had previously manufactured for themselves.

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

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers via selling price adjustments. In late 2007 we began seeing higher steel costs, and significant increases have occurred in 2008. We implemented price increases to recover these higher costs.

We also experienced significant changes in the cost of foam scrap and chemicals in recent years. Major changes in these costs are also passed through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments in recent years, as our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation. Our profit margins were negatively impacted as a result of this de-contenting. We are responding by developing new products (including new types of innersprings and boxsprings) that enable our customers to reduce their total costs, and provide higher margin and profit contribution for our operations. Some of these new products were introduced during 2007, with production of those products ramping up in 2008.

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

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. At September 30, 2008, Leggett operated 11 facilities in China.

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

During 2008, we have seen a distinct decline in the imports of low-priced innersprings since the Department of Commerce (in January) initiated anti-dumping investigations on innerspring imports from China, South Africa, and Vietnam. In February, the International Trade Commission issued an affirmative preliminary injury determination, and on July 31, the Department of Commerce (DOC) announced preliminary duty rates on innersprings imported from these three countries. On October 15, the DOC announced final dumping duties on innersprings from South Africa at 121% and from Vietnam at 116%. The preliminary duties on Chinese innersprings, which range from 118% to 234%, remain until the DOC makes its final duty determination on China in mid-December. The DOC has instructed the U.S. Customs and Border Protection to collect a cash deposit or bond on any ongoing imports based on these rates. With the decline in imports, we have regained some market share and have been able to pass through a portion of our higher raw material costs.

Recent Market Conditions

Management continues to monitor our financial position, results of operations, cash flows and liquidity in light of the recent distress in the financial and credit markets, including general U.S. and global economic conditions. We continue to assess the impact, if any, of recent market developments including: (i) our customers’ and suppliers’ ability to obtain financing or generate cash flows necessary for them to conduct business; (ii) the funded status, required contributions or expense associated with our defined benefit plans; (iii) the realization of deferred tax assets dependent upon the amount and source of future taxable income; (iv) changes in the fair value of cash equivalents, short-term investments and derivative financial instruments; (v) our ability to issue commercial paper or long-term debt and the interest rate at which we are able to borrow; and (vi) positive or negative movements in currency exchange rates against the U.S. dollar.

Asset Impairments and Restructuring-related Charges

In the fourth quarter 2007, we recognized $287.4 million (primarily all non-cash) of impairment and restructuring-related charges associated with the 2007 Strategic Plan. In 2008, we incurred an additional $5.1 million of restructuring-related costs, $25.6 million of goodwill impairment charges, $6.1 million of asset impairment charges, and $4.4 million of losses from sale of assets, all related to the 2007 Strategic Plan. To date, we have incurred total costs of $328.6 million ($151.2 million in continuing operations and $177.4 million in discontinued operations) and anticipate additional charges of approximately $10 million. For further information about restructuring and asset impairments, see Note 4 of the Notes to Consolidated Condensed Financial Statements.

The Company continues to implement various cost reduction initiatives in addition to the 2007 Strategic Plan, and anticipates $15-$20 million of net restructuring-related expenses in the fourth quarter of 2008.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Third quarter sales of $1.13 billion (from continuing operations) were 3.7% higher than in the third quarter of 2007. Same location sales (sales for locations owned and operated in both the current and prior year periods) improved 4.3%, as inflation-related price increases and market share gains more than offset soft market demand and the Company’s decision to exit specific sales volume with unacceptable profit margins.

Earnings for the quarter were $.20 per diluted share. Earnings per share from continuing operations were $.29 per diluted share (which includes restructuring-related costs of $.02 per share, and certain tax items of $.03 per share.) In the third quarter of 2007, earnings per share from continuing operations were $.36. The year-over-year reduction in earnings from continuing operations is primarily due to lower unit volumes and higher LIFO expense.

Loss from discontinued operations in the third quarter of 2008 were $(.09) per share. In the third quarter of 2007, earnings per share from discontinued operations were $.01 per share.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. Steel price increases in 2008 have been significant; these increases have led to higher LIFO expense. For the full year, we are projecting LIFO expense from continuing operations of $47.0 million. LIFO expense for the nine months ended September 30, 2008 was $34.8 million. Within continuing operations, we recognized $3.6 million in the first quarter, $11.5 million in the second quarter and $19.7 million in the third quarter. Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in the fourth quarter. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Taxes

Third quarter 2008 interest expense from continuing operations decreased $3.3 million compared to the third quarter of 2007, due primarily to a lower level of term notes as a result of maturities paid in 2007 and 2008. Interest expense for the full year 2008 is expected to be slightly lower than in 2007. Interest income for the full year 2008 is expected to be approximately the same as 2007 amounts.

The reported third quarter consolidated worldwide effective tax rate on continuing operations was 43.5%, compared to 30.7% for the same quarter last year. Approximately two-thirds of the increase was attributable to the establishment of a valuation allowance against certain foreign tax losses for which realization is now uncertain and the write-off of other deferred tax assets. Most of the remaining increase is caused by a greater percentage of our taxable earnings being generated in higher-tax jurisdictions.

Discussion of Segment Results

Third Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 10 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the quarters ended September 30, 2008 and September 30, 2007 are shown in the following tables. Reported amounts for 2007 have been retrospectively adjusted to reflect only continuing operations.

			Change in Sales
	Three Months ended September 30, 2008 Sales	Three Months ended September 30, 2007 Sales	$	%	% Change in Same Location Sales
Residential Furnishings	$580.0	$567.2	$12.8	2.3%	3.1%
Commercial Fixturing & Components	199.5	239.3	(39.8)	(16.6)	(16.1)
Industrial Materials	293.3	199.3	94.0	47.2	47.1
Specialized Products	172.0	173.2	(1.2)	(.7)	(.7)

Total	1,244.8	1,179.0	65.8	5.6
Intersegment sales	(112.6)	(86.8)	(25.8)

External sales	$1,132.2	$1,092.2	$40.0	3.7%	4.3%

			Change in EBIT		EBIT Margins*
	Three Months ended September 30, 2008 EBIT	Three Months ended September 30, 2007 EBIT	$	%	Three Months ended September 30, 2008	Three Months ended September 30, 2007
Residential Furnishings	$61.8	$50.0	$11.8	23.6%	10.7%	8.8%
Commercial Fixturing & Components	9.2	19.5	(10.3)	(52.8)	4.6	8.1
Industrial Materials	34.0	16.4	17.6	107.3	11.6	8.2
Specialized Products	10.8	16.9	(6.1)	(36.1)	6.3	9.8
Intersegment eliminations	(1.0)	.1	(1.1)
Change in LIFO reserve	(19.7)	2.2	(21.9)

Total	$95.1	$105.1	$(10.0)	(9.5)%	8.4%	9.6%

*	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Total sales from continuing operations increased $12.8 million, or 2.3%. Same location sales were up 3.1%. Inflation-related price increases and improved market share in U.S. bedding components and furniture components more than offset the weak market demand experienced in many parts of the segment.

EBIT (earnings before interest and income taxes) from continuing operations increased $11.8 million, primarily due to higher sales and operating improvements resulting from past restructuring activities.

Commercial Fixturing & Components

Total sales from continuing operations decreased $39.8 million, or 16.6%. Same location sales declined 16.1%, primarily from reduced capital spending by retailers and our decision in the Store Fixtures business to walk away from sales with unacceptable profit margins.

EBIT from continuing operations decreased $10.3 million, largely due to the sales decrease and higher restructuring-related costs.

Industrial Materials

Total sales increased $94.0 million, or 47.2%, as a result of the pass-through of higher steel costs and increased sales of steel billets. These improvements were partially offset by continued softness in automotive and other end markets.

EBIT increased $17.6 million due to higher sales, including billet sales and operating improvements.

Specialized Products

Total sales from continuing operations decreased $1.2 million. Sales growth in the European and Asian automotive markets, as well as machinery, was offset by lower volume in North American automotive and the fleet portion of Commercial Vehicle Products. EBIT from continuing operations decreased $6.1 million, primarily due to higher steel costs and weakness in both the commercial vehicle and North American automotive markets.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations.

Losses from discontinued operations in the third quarter of 2008 were $15.7 million. This amount included $21.6 million ($25.6 million pre-tax) related to goodwill and asset impairments, partially offset by a $7.4 million gain after taxes from the completion of four targeted divestitures (Aluminum Products, Wood Products, Plastics and the dealer portion of Commercial Vehicle Products). In the third quarter of 2007, earnings from discontinued operations were $1.6 million.

Nine-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 10 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the nine months ended September 30, 2008 and September 30, 2007 are shown in the following tables. Reported amounts for 2007 have been retrospectively adjusted to reflect only continuing operations.

			Change in Sales
	Nine Months ended September 30, 2008 Sales	Nine Months ended September 30, 2007 Sales	$	%	% Change in Same Location Sales
Residential Furnishings	$1,660.3	$1,720.6	$(60.3)	(3.5)%	(3.2)%
Commercial Fixturing & Components	575.5	651.8	(76.3)	(11.7)	(12.2)
Industrial Materials	753.1	586.5	166.6	28.4	27.5
Specialized Products	520.4	514.1	6.3	1.2	.3

Total	3,509.3	3,473.0	36.3	1.0
Intersegment sales	(315.7)	(262.7)	(53.0)

External sales	$3,193.6	$3,210.3	$(16.7)	(.5)%	(.7)%

			Change in EBIT		EBIT Margins*
	Nine Months ended September 30, 2008 EBIT	Nine Months ended September 30, 2007 EBIT	$	%	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007
Residential Furnishings	$147.7	$148.7	$(1.0)	(.7)%	8.9%	8.6%
Commercial Fixturing & Components	25.5	42.1	(16.6)	(39.4)	4.4	6.5
Industrial Materials	75.7	42.9	32.8	76.5	10.1	7.3
Specialized Products	39.1	48.6	(9.5)	(19.5)	7.5	9.5
Intersegment eliminations	(8.3)	(2.4)	(5.9)
Change in LIFO reserve	(34.8)	3.8	(38.6)

Total	$244.9	$283.7	$(38.8)	(13.7)%	7.7%	8.8%

*	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Total sales from continuing operations decreased $60.3 million. Same location sales declined 3.2%, primarily reflecting soft demand in U.S. residential-related markets, partially offset by inflation-related price increases and market share gains in certain product categories.

EBIT from continuing operations decreased $1.0 million. The EBIT impact from lower sales was partially offset by operating improvements resulting from past restructuring activities.

Commercial Fixturing & Components

Total sales from continuing operations decreased $76.3 million, or 11.7%. Same location sales declined 12.2%, primarily due to reduced capital spending by retailers and our decision to walk away from sales with unacceptable profit margins.

EBIT from continuing operations decreased $16.6 million, primarily due to reduced sales and higher restructuring-related costs.

Industrial Materials

Total sales increased $166.6 million, or 28.4%. Same location sales increased 27.5%, primarily from the pass-through of higher steel costs and increased sales of steel billets. These improvements were partially offset by continued softness in automotive and other end markets.

EBIT increased $32.8 million due to higher sales, including billet sales, and operating improvements.

Specialized Products

Total sales from continuing operations increased $6.3 million, reflecting acquisition growth of $5.0 million and a modest increase in same location sales. Growth in the European and Asian automotive markets, as well as machinery, was offset by lower volume in North American automotive and in the fleet portion of Commercial Vehicle Products.

EBIT from continuing operations decreased $9.5 million, primarily due to sales reductions in certain markets and higher steel costs with limited recovery.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations.

Losses from discontinued operations were $8.7 million. This amount included $28.9 million ($31.2 million pre-tax) related to goodwill and asset impairments, partially offset by a $5.9 million gain after taxes from the completion of four targeted divestitures (Aluminum Products, Wood Products, Plastics and the dealer portion of Commercial Vehicle Products), and the sale of an automotive seating components operation. In 2007, earnings from discontinued operations were $24.6 million and included a $12.1 million net gain from the sale of the Prime Foam business.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require. Debt may also fund a portion of our requirements. Net debt to net capital increased slightly, from 28.0% at year-end 2007 to 28.2% as of September 30, 2008. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range, while maintaining our longstanding “single A” debt rating. Pages 27 and 28 discuss our debt rating and present a table of the calculation of net debt as a percent of net capital at September 30, 2008 and December 31, 2007.

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

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we expect to be more restrictive in funding capital projects. Accordingly, we expect future capital spending to be less than in past years. Capital spending in 2008 is expected to be about $120 million. Growth capital, which has historically been available to all our businesses, will now be predominantly earmarked for our “grow” business units. Operations that are a part of our “core” business units will receive capital primarily for productivity enhancements, but expansion capital will be limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

Pay Dividends

With improvements in returns, the expected decrease in capital spending and acquisitions, and the planned divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. We declared a third quarter dividend of $.25 per share (paid on October 15), representing a 39% increase over last year’s third quarter dividend of $.18 per share. This year marks the Company’s 37th consecutive annual dividend increase at an average compound growth rate of over 14%.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2008, we repurchased 7.9 million shares of our stock at an average price of $20.16 per share. For the year, the Company has repurchased nearly 14 million shares, fully exhausting its annual repurchase authorization of 10 million shares and partially utilizing the Board’s supplementary authorization to purchase up to an additional 20 million shares in 2008 at management’s discretion, limited to the amount of divestiture proceeds. As we have consistently stated, we intend to use the majority of divestiture proceeds to buy shares of our stock however, we may complete those purchases at a slower pace than we previously anticipated, as we cautiously await more clarity regarding the economy.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the first nine months of 2008 was $203.1 million. This is $232.4 million lower than the first nine months of 2007 primarily due to increased working capital and lower earnings. Weak market conditions and inflation have resulted in higher levels of inventories and receivables in the current year. We are aggressively managing our operations to reduce these levels.

Working capital levels fluctuate from quarter to quarter with the seasonality of our business and vary by segment. As a result of the significant 2008 steel price escalation, many of the inventory and receivable increases this year have occurred in the Industrial and Residential segments.

We have classified certain assets and liabilities of the planned divestitures as amounts “held for sale.” Depreciation and amortization are no longer recognized on these assets; accordingly, we anticipate that the 2008 depreciation and amortization expense will be approximately $35-$40 million lower than in 2007.

Capitalization

The following table presents Leggett’s total capitalization and unused committed credit at September 30, 2008 and December 31, 2007.

(Dollar amounts in millions)	September 30, 2008	December 31, 2007
Long-term debt outstanding:
Scheduled maturities	$774	$796
Average interest rates*	4.9%	4.9%
Average maturities in years*	6.8	6.8
Revolving credit/commercial paper	224	205

Total long-term debt	998	1,001
Deferred income taxes and other liabilities	147	139
Shareholders’ equity	1,900	2,133

Total capitalization	$3,045	$3,273

(Dollar amounts in millions)	September 30, 2008		December 31, 2007
Unused committed credit:
Long-term	$376		$395
Short-term	—		—

Total unused committed credit	$376		$395

Current maturities of long-term debt	$17		$89

Cash and cash equivalents	$211		$205

Ratio of earnings to fixed charges**	4.6	x	2.6	x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at September 30, 2008 and December 31, 2007, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	September 30, 2008	December 31, 2007
Debt to total capitalization:
Long-term debt	$998	$1,001
Current debt maturities	17	89
Cash and cash equivalents	(211)	(205)

Net debt	$804	$885

Total Capitalization	$3,045	$3,273
Current debt maturities	17	89
Cash and cash equivalents	(211)	(205)

Net capitalization	$2,851	$3,157

Long-term debt to total capitalization	32.8%	30.6%

Net debt to net capitalization	28.2%	28.0%

Total debt (which includes long-term debt and current debt maturities) decreased $75 million from year-end 2007 levels. During the nine-month period, we increased our commercial paper borrowings by $19 million and paid off $72 million of medium-term notes that came due.

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit commitment with a syndicate of 16 lenders that terminates in 2012. At September 30, 2008, $224 million of commercial paper was outstanding under this program and is classified as long-term debt. Cash proceeds from the divestitures, discussed earlier in the MD&A, were used to reduce our outstanding commercial paper balance during the third quarter 2008. Our commercial paper program has continued to operate efficiently during the recent disruption of global credit markets. This change in the global credit market has resulted in an increase in the effective borrowing rate for the commercial paper issued. In the event that the disruption of global credit markets was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on the underlying bank credit commitment. In such event, the cost of borrowing under the credit commitments could be higher than the cost of commercial paper borrowing. The revolving credit commitments can also be utilized to replace outstanding letters of credit. To the extent that we utilize these commitments for letters of credit, it would reduce our commercial paper/loan capacity by a corresponding amount. Based on the information currently available to us, we believe that lenders continue to have the ability to meet their obligations under the facility.

With anticipated operating cash flows and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations, return cash to shareholders, and fund planned growth.

Moody’s Investor Service recently placed our “A2” long-term debt rating and our “P1” commercial paper rating on review for possible downgrade. We do not expect that any ratings downgrade would exceed one level (not lower than “A3” for our long-term debt and “P2” for our commercial paper). Standard & Poor’s Rating Services currently rates our long-term debt “A” and our commercial paper “A1”. Our Standard & Poor’s ratings have had a negative outlook since the fourth quarter of 2007, however we have had no indication from them of any downgrade in our ratings. This discussion is not a recommendation to buy, sell or hold the Company’s public debt. Furthermore, these ratings are subject to revision and withdrawal at any time, and each should be evaluated separately.

NEW ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” provision which requires it to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company previously used September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and the Company recorded a $.5 million (net of tax) increase to beginning retained earnings on January 1, 2008.

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

In April 2008, FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for the Company beginning January 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP SFAS No. 142-3 to have a material effect on its consolidated financial statements.

In October 2008, FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued. This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Any revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP SFAS No. 157-3 has not had a material effect on the Company’s consolidated financial statements.

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

Commodity Cash Flow Hedges

The commodity cash flow hedges manage natural gas commodity price risk. There were $7.3 million in outstanding natural gas hedges at September 30, 2008, all of which had maturities less than 1 year. However, the Company routinely hedges commodity price risk up to 36 months. The Company recognized income on these commodity hedges of $.4 million and $1.6 million for the quarter and nine months ended September 30, 2008, respectively; and expense of $.8 million and $1.7 million for the quarter and nine months ended September 30, 2007, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $18.5 million in foreign currency cash flow hedges at September 30, 2008, 89% hedged CAD/USD exposures, and 11% hedged AUD/USD exposures. In general, foreign currency cash flow hedges have maturities within two years. The Company recognized income on foreign currency cash flow hedges of $.1 million and $1.4 million for the quarter and nine months ended September 30, 2008, respectively; and income of $.9 million and $1.4 million for the quarter and nine months ended September 30, 2007, respectively.

Fair Value Hedges

The Company had fair value hedges at September 30, 2008 that were not material and were outstanding to manage foreign currency risk associated with a subsidiary’s intercompany receivables. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

On September 30, 2008, the Company liquidated a $30.0 million net investment hedge of a Swiss subsidiary. The liquidation had a cash cost of $4.4 million and the net impact to other comprehensive income of this investment hedge since inception was expense of $4.9 million. Current year expense was $.4 million and $2.6 million for the quarter and nine months ended September 30, 2008, respectively.

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, has not recorded any material amounts for ineffectiveness.

At September 30, 2008, the Company had one derivative transaction that did not qualify for hedge accounting treatment under SFAS No. 133 (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities.” This transaction hedges EURO denominated inter-company debt and had a net asset fair value of $.2 million. Gains or losses on this transaction were not material and were recorded directly to income and expense in the period impacted and economically offset gains or losses on the underlying hedged item in other income.

The transactions disclosed below include only transactions that qualified for hedge accounting treatment under SFAS 133. The fair values of the derivatives reflect the change in market value of the derivative from the date of trade execution, and do not consider the offsetting underlying hedged item.

(Amounts in millions)	September 30, 2008		December 31, 2007
	Total USD Equivalent Notional Amount	Fair Value at 9/30/08	Total USD Equivalent Notional Amount	Fair Value at 12/31/07
Commodity cash flow hedges	$7.3	$(.3)	$9.2	$(.1)
Foreign currency cash flow hedges	18.5	1.2	47.6	2.2

Total cash flow hedges	25.8	.9	56.8	2.1
Fair value hedges	1.9	.1	7.8	.1
Net investment hedges	—	—	30.0	(3.7)

Total derivative instruments	$27.7	1.0	$94.6	(1.5)

Deferred income taxes		.1		1.1

Total, net of tax		$1.1		$(.4)

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $745.0 million carrying value by $68.8 million at September 30, 2008, and less than its $816.5 million carrying value by $45.1 million at December 31, 2007. The fair value of variable rate debt is not significantly different from its recorded amount. The decrease in the fair market value of the Company’s debt is due primarily to the increase in longer-term interest rates since year end. The fair value of fixed rate debt was calculated using the U.S. Treasury Bond rate as of September 30, 2008 and December 31, 2007 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed above. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $900.3 million at September 30, 2008, compared to $914.1 million at December 31, 2007.

FORWARD-LOOKING STATEMENTS

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

•	our ability to timely complete the 2007 Strategic Plan in a manner that will positively impact our financial condition, results of operations and cash flow from operations;

•	the impact of the 2007 Strategic Plan on the Company’s relationships with its employees, major customers and vendors;

•	our ability to dispose of assets pursuant to the 2007 Strategic Plan and obtain expected proceeds;

•

factors that could affect industries or markets in which we participate, such as growth rates and opportunities in those industries, changes in demand for certain products or trends in capital spending;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations pursuant to the 2007 Strategic Plan);

•	factors that could impact raw material and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	a significant decline in the long-term outlook for any given reporting unit that could result in goodwill impairment;

•	future growth of acquired companies;

•	litigation risks, including litigation regarding stock option backdating, product liability and warranty, intellectual property and workers’ compensation expense;

•	our ability to achieve long-term targets for sales, earnings and margins for the Company as a whole and for each segment;

•

changes in competitive, economic, legal, market conditions and related factors, such as the rate of economic growth in the United States and abroad, availability of credit, inflation, currency fluctuation, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation and the like.

•	our ability to maintain current credit ratings on our long-term debt and commercial paper.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Derivative Financial Instruments” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of the period ending September 30, 2008 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2008, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 31, 2007, the Company filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of uncovered innersprings in China, South Africa and Vietnam are unfairly selling their products in the United States at less than fair value (“dumping”). The ITC has made a preliminary determination of material injury to the domestic innerspring industry in this case and the DOC announced preliminary duty rates on innersprings imported from these three countries. On October 15, the DOC announced final dumping duties on innersprings from South Africa at 121% and from Vietnam at 116%. The preliminary duties on Chinese innerspring ranging from 118% to 234% will stand until the DOC makes its final duty determination on China in mid-December. DOC will continue to instruct the U.S. Customs and Border Protection to collect a cash deposit or bond based on these preliminary and final rates. If the ITC reaches a final determination that the domestic industry has been materially injured or is threatened with material injury by this unfair trade practice, the U.S. government will impose antidumping orders on uncovered innersprings imported from China, South Africa and Vietnam at the final dumping rates determined by the DOC. No assurance can be given that these final determinations will be made or that duties will be imposed.

On September 4, 2008, a shareholder derivative complaint was filed by the New England Carpenters Pension Fund, which claimed to own 3,000 shares of Leggett stock, in the United States District Court, Western District of Missouri. The action was purportedly brought on behalf of Leggett, naming it as a nominal defendant and naming as defendants certain current and former officers and directors of Leggett. The plaintiff alleged, among other things, that the individual defendants participated in the backdating of stock options, or allowed the backdating to occur; breached fiduciary duties; caused or allowed the Company to issue false and misleading financial statements and proxy statements; and sold Company stock while in possession of material non-public information. On September 26, 2008, the suit was dismissed by the plaintiff without prejudice to plaintiff’s right to re-file. At the time of dismissal plaintiff’s counsel indicated they were dismissing for procedure reasons and intend to re-file. The suit was based upon statistical analysis of Leggett stock prices and did not take into consideration important aspects of Leggett’s stock plans. We believe that this statistical analysis is flawed and have communicated this to attorneys for the plaintiff. To date, they have not re-filed.

In the suit, the plaintiff sought, among other things, unspecified monetary damages against the individual defendants, certain equitable and other relief relating to the profits from the alleged improper conduct, the rescission of certain unexercised options, punitive damages, the reimbursement of litigation costs, and the adoption of certain corporate governance proposals by the Company. It did not appear that the plaintiffs were seeking monetary relief from the Company. However, the Company had previously entered into indemnification agreements with certain of the named individual defendants, which provides for the indemnification of the individuals to the fullest extent permitted or authorized by applicable law. Also, policies of directors and officers liability insurance are in force, and the Company served notice on these carriers of the lawsuit. Leggett expects that the outcome of the litigation, if re-filed, will not have a material effect on Leggett’s financial condition, operating cash flows or results of operations.

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

Steel is our most significant raw material. In late 2007 we began seeing higher steel costs, and significant increases have occurred in 2008. We implemented price increases to recover these higher costs. The global steel markets are very cyclical in nature, and can result in large swings in margins from year-to-year.

Our operations can also be impacted by changes in the cost of foam scrap and chemicals. We experienced significant fluctuations in the cost of these commodities in recent years, and passed those changes through to our customers as we are able.

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

Throughout 2007 and 2008, demand weakness in the U.S. (and more recently) global home-related, retail, and other markets led to lower volume in certain of our businesses. Several factors, including a weak U.S. economy, higher energy costs, tighter credit, a slump in the housing market, and low consumer confidence contributed to conservative spending habits by U.S. consumers. Late in the third quarter of 2008, our markets weakened appreciably as consumers further reigned in spending during this period of credit concerns and stock market volatility. If economic and market conditions remain uncertain or deteriorate further, we may experience material impacts on our business, financial condition, operating cash flows and results of operations.

We may not be able to improve operating results in the Store Fixtures business unit.

As part of our 2007 Strategic Plan the Store Fixtures business unit in our Commercial Fixturing & Components segment was placed in the “Fix” category and given a 12 month deadline by which to improve its after-tax return to at least cost of capital levels. In the third quarter of 2008, we concluded that the Store Fixtures business unit, in its current form, is not capable of meeting our return requirements. Accordingly, we intend to narrow the business unit’s scope to focus primarily on the metals part of the fixtures industry, in alignment with the Company’s core competency of producing steel and steel-related products.

We currently have four wood store fixtures operations. We plan to consolidate these into fewer facilities and continue to produce a reduced amount of wood fixtures in order to meet the blended requirements (i.e. metal and wood) of certain of our customers. We will also effect changes to senior management, further reduce the unit’s overhead and purge additional customer accounts with unacceptable margins. These changes, in conjunction with unprofitable sales pruned since late 2007, will trim annual trade sales for the Store Fixtures unit from a current level of approximately $325 million to $250-$275 million and annual returns should at least match our cost-of-capital. It is now considered a “core” business within our portfolio; as such, its primary focus is to optimize operating cash flow and improve profit while minimizing its use of capital.

If these and other factors do not enable us to achieve margin and earnings improvements, further restructuring may be initiated. The Store Fixtures business unit is part of the Fixture & Display group, which incurred goodwill impairment charges of $143 million for the year ended December 31, 2007.

U.S. and global economic conditions and market volatility could adversely affect our financial position, results of operations, cash flows and liquidity.

Management continues to monitor our financial position, results of operations, cash flows and liquidity in light of the recent distress in the financial and credit markets, including general U.S. and global economic conditions. Further changes in the financial or credit markets or the economy could adversely affect us in several different areas as discussed below.

Current credit and financial market conditions could delay, or prevent our customers from obtaining financing. Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary cash for their purchases. Additionally, our suppliers could be negatively impacted by the current credit and financial market conditions causing delays in product deliveries to us. These delays could negatively impact our customers’ and/or suppliers’ ability to conduct business and could adversely affect our products sales and revenues, and therefore harm our business, financial condition, results of operations, cash flows and liquidity.

Recent deterioration in the securities markets has also impacted asset values of our defined benefit plans. Plan assets and liabilities will be re-measured at December 31, 2008. Should asset values not recover before the end of the year, some of our defined benefit plans will be under-funded and will negatively impact our assets and liabilities. Changes in the value of plan assets will not have an impact on the 2008 income statement, however reduced benefit plan assets will result in increased costs in future years and may increase the amount or accelerate the timing of required future funding contributions.

The realization of deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. Continued economic uncertainty could change our underlying assumptions on which valuation reserves are established and negatively affect future period earnings and balance sheets.

Cash equivalents, short-term investments and derivative financial instruments are subject to market value and counterparty risks. Changes in the fair value of these items may adversely impact our financial position, results of operations, cash flows and liquidity. These balances could also be impacted if the counterparties are unable to meet their commitments in accordance with the terms of agreements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2008	3,565,149	$18.90	3,565,149	19,560,289	(3)
August 2008	3,458,495	$20.94	3,458,495	16,101,794	(3)
September 2008	1,162,957	$22.70	860,589	15,241,205	(3)

Total	8,186,601	$20.31	7,884,233

(1)	This number includes 302,368 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors. On November 13, 2007 the Board accelerated the 10 million share standing repurchase authorization for the 2008 calendar year to begin November 15, 2007. The acceleration was first reported in the Company’s press release issued November 13, 2007 and filed on Form 8-K on November 14, 2007. The Company repurchased 1,095,350 shares in the fourth quarter of 2007 under the 2008 calendar year authorization. By the end of July 2008, we had purchased all of the shares under the standing 10 million share authorization.
(3)	On February 21, 2008, the Board approved the repurchase of up to an additional 20 million shares through December 31, 2008, subject to the receipt of divestiture proceeds. This special authorization was first publicly announced in the Company’s press release dated February 21, 2008. As of September 30, 2008, the Company has received approximately $375.8 million from divestiture proceeds, of which $100.1 million has been used to repurchase shares.

Sale of Unregistered Shares of Common Stock

In the third quarter of 2008, the Company issued 5,000 shares of common stock to David S. Haffner, President and Chief Executive Officer, as set out below.

Name	Date of Issuance	Number of Shares	Price per Share	Administrative Fee	Total Purchase Price
David S. Haffner	7/30/08	5,000	$19.4513	$100	$97,356.50

The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in that the transaction did not involve a public offering.

ITEM 6.	EXHIBITS

Exhibit 2.1 – Unit Purchase Agreement by and among Leggett & Platt, Incorporated, Pace Industries, LLC and KPI Acquisition, LLC, and certain other affiliates of Kenner & Company, Inc., dated July 16, 2008, including Exhibit A – Promissory Note; and Exhibit B – Certificate of Incorporation Containing Preferred Stock Terms, filed July 17, 2008 as Exhibit 2.1 to the Company’s Form 8-K is incorporated herein by reference (SEC File No. 001-07845).

Exhibit 3.1 – Bylaws of the Company, as amended through August 7, 2008, filed August 7, 2008 as Exhibit 3.2.1 to the Company’s Form 10-Q is incorporated herein by reference (SEC File No. 001-07845).

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.

Exhibit 32.1 – Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 6, 2008	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: November 6, 2008	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit
2.1	Unit Purchase Agreement by and among Leggett & Platt, Incorporated, Pace Industries, LLC and KPI Acquisition, LLC, and certain other affiliates of Kenner & Company, Inc., dated July 16, 2008, including Exhibit A – Promissory Note; and Exhibit B – Certificate of Incorporation Containing Preferred Stock Terms, filed July 17, 2008 as Exhibit 2.1 to the Company’s Form 8-K is incorporated herein by reference (SEC File No. 001-07845).

3.1	Bylaws of the Company, as amended through August 7, 2008, filed August 7, 2008 as Exhibit 3.2.1 to the Company’s Form 10-Q is incorporated herein by reference (SEC File No. 001-07845).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2008.