Form 10-K
period 2008-12-31
LEGGETT & PLATT INC
filed 2009-02-25
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2008 was approximately $2,660,000,000.

There were 156,856,585 shares of the Registrant’s common stock outstanding as of February 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Forward-Looking Statements

This Annual Report on Form 10-K and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intends,” “may,” “plans,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following:

•

our ability to maintain cash flow from operations and adequate liquidity in light of the recent distress in the financial markets and tightening of the credit markets (and the related impact on U.S. and global economies which has negatively impacted the demand for our products);

•	our ability to maintain current credit ratings on our long-term debt and commercial paper;
•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;
•	our ability to pass along raw material cost increases through increased selling prices;
•	price and product competition from foreign (particularly Asian) and domestic competitors;
•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations pursuant to our strategic plan);

•

adverse changes in our competitive position, inflation, currency, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, taxation and the like;

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries, or trends in capital spending;
•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;
•	a decline in the long-term outlook for any of our reporting units that could result in goodwill impairment; and
•	litigation including product liability and warranty, intellectual property, workers’ compensation expense and alleged stock option backdating.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives designs and produces a wide range of engineered components and products found in many homes, offices, retail stores and automobiles. As discussed below, our continuing operations are organized into 20 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Fixturing & Components; Industrial Materials; and Specialized Products. We have also classified certain businesses as discontinued operations.

The 2007 Strategic Plan

In November 2007, we adopted Total Shareholder Return (“TSR” defined as the change in stock price plus dividends received divided by beginning stock price) as our primary strategic objective. We also modified certain compensation plans for senior executives to emphasize the importance of, and to reward, TSR. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a greater emphasis on improving returns and maximizing operating cash flow while employing minimal amounts of capital.

We adopted role-based portfolio management and will concentrate future investments in businesses with competitive advantages and financial health. Certain of our businesses (categorized as Grow) are positioned to generate value through further growth, while others (categorized as Core) are positioned to drive value by improving EBITDA (earnings before interest, taxes, depreciation and amortization) and optimizing operating cash flows while employing minimal amounts of capital. We allocate capital to each business unit based upon its role. We plan to invest in Grow businesses that hold strong competitive positions and consistently achieve compelling returns on those investments. We plan to maintain or improve our competitive position in Core businesses that typically hold stable positions in solid markets, and focus on improving returns, but limit further investment in these operations. In total, we anticipate lower capital expenditures and limited acquisition activity in the near term.

As part of our role-based portfolio approach, we implemented a more rigorous strategic planning process to continually assess our business units and help guide future decisions regarding the role of each business unit, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each business unit at least on an annual basis to determine its appropriate role. This review includes several different criteria such as competitive position, market conditions, business unit size and fit within the Company’s overall objectives, as well as financial indicators such as EBITDA and operating cash flows relative to the amount of capital employed. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of the

PART I

Company’s cost of capital. Business units may employ a variety of means to achieve higher returns, including trimming expenses, introducing new products, improving productivity, adopting more disciplined pricing, reducing working capital, and consolidating assets. Business units that fail to attain minimum return goals typically will be moved to the Fix or Divest categories.

As part of our strategic plan, we eliminated approximately 20% of our revenue base, of which 15% resulted from the divestiture of some operations and 5% from the pruning of some business and the closure of certain underperforming plants. The largest portion (approximately $485 million in annualized revenue) of the exit activities was the divestiture of the Company’s Aluminum Products segment which was sold in July 2008. The Company also sold four other business units in 2008—Wood Products and Fibers (previously in the Residential Furnishings segment); Plastics (previously in the Commercial Fixturing & Components segment); and the dealer portion of Commercial Vehicle Products (previously in the Specialized Products segment). Two additional business units are still targeted for divestiture (Coated Fabrics and Storage Products). We are in discussions with potential buyers and expect to complete the remaining dispositions in the near term, although current market conditions may impact the timing of these dispositions. To date, we have received after-tax cash proceeds of $408 million for the five divested businesses, not including subordinated notes and preferred stock.

In November 2007, the Store Fixtures business unit was placed in the Fix category and given a 12-month deadline by which to improve performance. As a part of this process, we eliminated approximately $100 million of the business unit’s least profitable revenue. In the third quarter of 2008, we concluded that the Store Fixtures business unit, in its current form, was not capable of meeting our return requirements. Accordingly, we narrowed the unit’s scope to focus primarily on the metals part of the fixtures industry, in alignment with the Company’s core competency of producing steel and steel-related products. We consolidated four wood store fixtures operations into two facilities, and will continue to produce a reduced amount of wood fixtures in order to meet the blended requirements (i.e. metal and wood) of certain of our customers. We also effected changes to senior management, further reduced the unit’s overhead and purged additional customer accounts with unacceptable margins. These changes are expected to trim annual trade sales for the Store Fixtures business unit from a run-rate in late 2008 of approximately $325 million to approximately $250-$275 million in 2009, and we expect annual returns to at least match our cost of capital. As a result of these changes, the unit is now considered a Core business within our portfolio. As such, its primary focus is to optimize operating cash flow and improve profit while minimizing its use of capital.

Finally, we increased the quarterly dividend to the current rate of $.25 per share from the previous rate of $.18 per share and, in 2008, repurchased approximately 16 million, or approximately 9%, of our shares outstanding at an average price of $18.70. In 2008, we fully exhausted our standing 10 million share annual repurchase authorization and partially utilized our special authorization (which gave us the ability to purchase up to an additional 20 million shares with proceeds from divestitures). We expect to continue purchasing our shares, but the timing of the repurchases will depend upon several factors, including general economic and market conditions, the price of our stock and our working capital needs.

PART I

For information on asset impairments and restructuring costs associated with the 2007 Strategic Plan see the discussion of “Asset Impairments and Restructuring-related Charges” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 40, and Note C on page 91 and Note D on page 95 in the Notes to Consolidated Financial Statements.

Overview of Our Segments

Residential Furnishings Segment

Our Residential Furnishings segment began with an 1885 patent of the steel coil bedspring. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. Our range of products offers our customers a single source for many of their component needs.

Long production runs, internal production of key raw materials, and numerous manufacturing and assembly locations allow us to supply many customers with components at a lower cost than they can produce themselves. In addition to cost savings, sourcing components from us allows our customers to focus on designing, merchandising and marketing their products.

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Wire forms for mattress foundations
•	Adjustable electric beds

Furniture Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas
•	Springs and seat suspensions for chairs, sofas and loveseats

PART I

•	Steel tubular seat frames
•	Bed frames, ornamental beds, and “top-of-bed” accessories

Fabric & Carpet Underlay Group

•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing)

Customers

Most of our Residential Furnishings customers are manufacturers of finished bedding products (mattresses and foundations) or upholstered furniture for residential use. We also sell many products, including ornamental beds, bed frames, adjustable beds, carpet underlay, and top-of-bed accessories, directly to retailers and distributors. We sell geo components products primarily to dealers, contractors, landscapers, road construction companies and government agencies.

Commercial Fixturing & Components Segment

Our Fixture & Display group designs, produces, installs and manages our customers’ store fixtures and point-of-purchase projects. Our Office Furniture Components group designs, manufactures, and distributes a wide range of engineered components targeted for the office seating market.

Products

Products manufactured or distributed by our Commercial Fixturing & Components groups include:

Fixture & Display Group

•	Custom-designed, full store fixture packages for retailers, including shelving, counters, showcases and garment racks
•	Standardized shelving used by large retailers, grocery stores and discount chains
•	Point-of-purchase displays

PART I

Office Furniture Components Group

•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow office chairs to tilt, swivel and elevate

Customers

Customers of the Commercial Fixturing & Components segment include:

•	Retail chains and specialty shops
•	Brand name marketers and distributors of consumer products
•	Office, institutional and commercial furniture manufacturers

Industrial Materials Segment

The quality of the Industrial Materials segment’s products and service, together with low cost, have made us North America’s leading supplier of drawn steel wire and a major producer of welded steel tubing. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, nearly all of which is used by our own wire mills. We have six wire mills that supply virtually all the wire consumed by our other domestic businesses. Our Tubing group operates two major plants that also supply nearly all of our internal needs for welded steel tubing. In addition to supporting our internal requirements, the Industrial Materials segment supplies many external customers with wire and tubing products.

Products

Products manufactured or distributed by our Industrial Materials groups include:

Wire Group

•	Steel rod
•	Drawn wire
•	Steel billets
•

Fabricated wire products, such as wire ties to bale cotton; shaped wire for automotive and medical supply applications; tying heads, boxed wire, and parts for automatic baling equipment; coated wire products, including dishwasher racks; and wire retail fixtures and point-of-purchase displays

PART I

Tubing Group

•	Welded steel tubing
•	Fabricated tube components

Customers

We use about half of our wire output and about one-quarter of our welded steel tubing output to manufacture our own products. For example, we use our wire and steel tubing to make:

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

Products

Products manufactured or distributed by our Specialized Products groups include:

Automotive Group

•	Manual and power lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Automotive control cables, such as shift cables, cruise-control cables, seat belt cables, accelerator cables, seat control cables and latch release cables

PART I

•	Low voltage motors and actuation assemblies
•	Formed metal and wire components for seat frames

Machinery Group

•	Full range of quilting machines for mattress covers
•	Machines used to shape wire into various types of springs
•	Industrial sewing/finishing machines

Commercial Vehicle Products Group

•	Van interiors (the racks, shelving and cabinets installed in service vans)
•	Docking stations that mount computers and other electronic equipment inside vehicles
•	Specialty trailers used by telephone, cable and utility companies

Customers

Our primary customers for the Specialized Products segment include:

•	Automobile seating manufacturers
•	Bedding manufacturers
•	Telecom, cable, home service and delivery companies

Acquisitions and Divestitures

Historically, our typical acquisition targets have been small, private, profitable, entrepreneurial companies that manufacture goods either within our existing product lines or “one step away” from those product lines and complementary to our existing businesses. As part of the 2007 Strategic Plan, we expect fewer and more strategic acquisitions to be completed. All acquisitions should create value by enhancing TSR; they should have clear strategic rationale and sustainable competitive advantage in attractive markets.

2008 Acquisitions

We had no significant acquisitions in 2008.

2007 Acquisitions

We acquired three businesses during 2007 with annualized sales of approximately $100 million broken down by segment as follows:

Commercial Fixturing & Components	$20 million
Industrial Materials	$50 million
Specialized Products	$30 million

In Commercial Fixturing & Components we added one business located in China which produces office chair controls. We also added one business to the Industrial Materials segment, which produces coated wire products, including racks for dishwashers. Finally,

PART I

in the Specialized Products segment, we added a business which is a designer and assembler of docking stations that secure computer and other electronic equipment inside vehicles.

2006 Acquisitions

We acquired five businesses in 2006 with annualized sales of about $75 million. All of the transactions occurred in the Residential Furnishings segment. These acquisitions broadened our geographic presence and product offering in geo components, expanded our carpet underlay business, and added to our international spring operations.

For further information about acquisitions, see Note G on page 100 of the Notes to Consolidated Financial Statements.

2008 Divestitures

We divested five significant businesses in 2008 with annualized sales of approximately $780 million. The largest divestiture (approximately $485 million in annualized revenue) was the Aluminum Products segment which was sold in July 2008. We also sold four other business units in 2008 – Wood Products and Fibers (previously in the Residential Furnishings segment); Plastics (previously in the Commercial Fixturing & Components segment); and the dealer portion of Commercial Vehicle Products (previously in the Specialized Products segment). Two additional business units are targeted for divestiture (Coated Fabrics and Storage Products). We are in discussions with potential buyers and expect to complete the remaining dispositions in the near term, although current market conditions may impact the timing of these dispositions. To date, we have received after-tax cash proceeds of approximately $408 million for the five divested businesses, not including subordinated notes and preferred stock. All of these businesses have been classified as discontinued operations.

2007 Divestitures

In the first quarter of 2007, we divested our Prime Foam Products business unit (previously in the Residential Furnishings segment) and received after-tax cash proceeds of approximately $70 million. Our former Prime Foam Products business unit had annual revenue of approximately $190 million and has been classified as a discontinued operation.

For further information about divestitures and discontinued operations, see Note B on page 88 of the Notes to Consolidated Financial Statements.

New Product Development

In 2007, we introduced a significant, new proprietary innerspring design to the bedding market. This new patented product, Verticoil®, provides an attractive alternative to generic Bonnell innersprings that have been available in the market for decades. Verticoil provides

PART I

our customers unique surface and structural features that we believe are preferable over those of Bonnell innersprings. In addition to offering value to our customers, the unique design of Verticoil® enables us to produce these innersprings using less steel wire, which represents a cost savings that provides enhanced margins for Leggett.

We began ramping up production of Verticoil® in 2008, and conversion from Bonnell innersprings to Verticoil® is continuing in 2009.

Segment Financial Information

For information about sales to external customers, sales by product line, earnings before interest and taxes, and total assets of each of our segments, refer to Note O on page 117 of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our external sales from continuing operations related to products manufactured outside the United States for the previous three years are shown below.

Our international continuing operations are principally located in Europe, China, Canada and Mexico. The products we make in these countries primarily consist of:

Europe

•	Innersprings for mattresses
•	Wire and wire products
•	Lumbar and seat suspension systems for automotive seating
•	Machinery and equipment designed to manufacture innersprings for mattresses and other bedding-related components
•	Design and distribution of point-of-purchase displays for retailers

PART I

China

•	Innersprings for mattresses
•	Recliner mechanisms and bases for upholstered furniture
•	Formed wire for upholstered furniture
•	Retail store fixtures and gondola shelving
•	Office furniture components, including chair bases and casters
•	Stamped seat frames and formed metal products for automotive seating
•	Cables and small electric motors used in lumbar systems for automotive seating
•	Machinery and replacement parts for machines used in the bedding industry

Canada

•	Innersprings for mattresses
•	Fabricated wire for the bedding, furniture and automotive industries
•	Chair bases, table bases and office chair controls
•	Lumbar supports for automotive seats
•	Wire and steel storage systems and racks for the interior of service vans and utility vehicles

Mexico

•	Innersprings and fabricated wire for the bedding industry
•	Retail shelving and point-of-purchase displays
•	Automotive control cable systems

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

PART I

Geographic Areas of Operation

We have production, warehousing and distribution facilities in countries around the world. Below is a list of countries where we have facilities associated with continuing operations:

For further information concerning our external sales from continuing operations related to products manufactured outside the United States and our long-lived assets outside the United States, refer to Note O on page 117 of the Notes to Consolidated Financial Statements.

PART I

Sales by Product Line

The following table shows our approximate percentage of external sales from continuing operations by product line for the last three years:

Product Line	2006	2007	2008
Bedding Group	19%	19%	20%
Fabric & Carpet Underlay Group	20	19	16
Furniture Group	16	15	15
Wire Group	9	10	14
Fixture & Display Group	14	14	12
Automotive Group	8	9	8
Office Furniture Components Group	5	5	5
Commercial Vehicle Products Group	3	4	4
Machinery Group	3	3	3
Tubing Group	3	2	3

Distribution of Products

In each of our segments, we sell and distribute our products primarily through our own sales personnel. However, many of our businesses have relationships and agreements with outside sales representatives and distributors. We do not believe any of these agreements or relationships would, if terminated, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Raw Materials

The products we manufacture in continuing operations require a variety of raw materials. Among the most important are:

•	Various types of steel, including scrap, rod, wire, coil, sheet and angle iron
•	Foam scrap
•	Woven and non-woven fabrics

We supply our own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture:

•	Innersprings and foundations for mattresses
•	Springs and seat suspensions for chairs and sofas
•	Displays, shelving and racks for retailers
•	Automotive seating components

We supply the majority of our steel rod requirements through our own rod mill. Our own wire drawing mills supply nearly all of our U.S. requirements for steel wire. We also produce welded steel tubing both for our own consumption and for sale to external customers.

We believe that worldwide supply sources are available for all the raw materials we use. However, we have experienced volatility in raw material prices in the last three years, most

PART I

notably in steel. Early in 2007 the cost of steel scrap increased, leading to higher rod costs. We implemented price increases to pass through some of these costs. In late 2007, once again we began experiencing higher steel costs, and significant increases occurred in 2008. We implemented price increases to recover most of these higher costs. Market prices began to abate late in 2008, but for certain types of steel, continued to be well above 2007 levels.

The future pricing of raw materials is uncertain. The degree to which we are able to mitigate or recover higher costs, should they occur, could influence our future earnings. Also, if raw material costs decrease there may be downward pressure on selling prices, temporarily resulting in lower segment margins as we consume higher cost inventories.

Higher raw material costs have led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components have been replaced with lower cost components, causing us to shift production accordingly. This has primarily impacted profit margins in our Residential Furnishings and Industrial Materials segments. We have responded by developing new products (including new types of innersprings and box springs) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2008, no customer accounted for more than 5% of our consolidated revenues from continuing operations. Our top 10 customers accounted for approximately 20% of these consolidated revenues.

Specialized Products has one customer whose purchases accounted for approximately 13% of the segment’s sales from continuing operations in 2008. The loss of this customer may have a material adverse effect upon the segment.

PART I

Patents and Trademarks

The chart below shows the approximate numbers of patents issued, patents in process, trademarks issued and trademarks in process held by our continuing operations at the end of 2008. No single patent or group of patents, or trademark or group of trademarks, is material to our continuing operations. Most of our patents and trademarks relate to products sold in the Specialized Products and Residential Furnishings segments.

We also have 16 patents, 10 patents in process, 43 trademarks and 2 trademarks in process in discontinued operations.

Some of our most significant trademarks include:

•	Semi-Flex® and Semi-Fold® (boxspring components and foundations)
•	Mira-Coil®, Verticoil®, Lura-Flex® and Superlastic® (mattress innersprings)
•	Lifestyles™, S-cape® and Adjustables® by Leggett & Platt® (adjustable electric beds)
•	Wall Hugger® (recliner chair mechanisms)
•	Super Sagless® (motion and sofa sleeper mechanisms)
•	No-Sag® (wire forms used in seating)
•	Tack & Jump® and Pattern Link® (quilting machines)
•	Hanes® (fiber materials)
•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)
•	Spuhl® (mattress innerspring manufacturing machines)
•	Gribetz™ and Porter® (quilting and sewing machines)
•	Quietflex® and Masterack® (equipment and accessories for vans and trucks)

Research and Development

We maintain research, engineering and testing centers in Carthage, Missouri, and do additional research and development work at many of our other facilities. We are unable to precisely calculate the cost of research and development because the personnel involved in

PART I

product and machinery development also spend portions of their time in other areas. However, we estimate the cost of research and development associated with continuing operations was approximately $25 to $30 million in each of the last three years.

Employees

As of December 31, 2008, we had approximately 20,600 employees associated with our continuing operations, of which roughly 14,600 were engaged in production. Of the 20,600, approximately 8,700 are international employees. Labor unions represent roughly 2,600 of our employees associated with continuing operations. We did not experience any material work stoppage related to contract negotiations with labor unions during 2008. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2009.

The chart below shows the approximate number of employees associated with continuing operations by segment.

As of December 31, 2007, the Company had approximately 24,000 employees associated with its continuing operations.

Employees in Discontinued Operations

At December 31, 2008, we had approximately 490 employees associated with discontinued operations, of which 130 employees are in the Residential Furnishings segment and 360 employees are in the Commercial Fixturing & Components segment. For more information on our discontinued operations, see Note B on page 88 of the Notes to Consolidated Financial Statements.

As of December 31, 2007, the Company had approximately 6,550 employees associated with its discontinued operations.

PART I

Competition

Many companies offer products that compete with those we manufacture and sell. The number of competing companies varies by product line, but many of the markets for our products are highly competitive. We tend to attract and retain customers through product quality, innovation, competitive pricing and customer service. Many of our competitors try to win business primarily on price but, depending upon the particular product, we experience competition based on quality, performance and availability as well.

We believe we are the largest independent manufacturer in North America, in terms of revenue, of the following:

•	Components for residential furniture and bedding
•	Carpet underlay
•	Components for office furniture
•	Drawn steel wire
•	Automotive seat support and lumbar systems
•	Adjustable beds
•	Bedding industry machinery for wire forming, sewing and quilting

We face increasing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, we believe our operations should be located nearby to supply them efficiently. Accordingly, at the end of 2008, Leggett operated 11 facilities in China.

In recent years we experienced increased competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components was partially due to lower wire costs in China. Asian manufacturers benefit from cost advantages for commodities such as steel and chemicals. Foreign manufacturers also benefit from lenient regulatory climates related to safety and environmental matters. In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began, and as a result, we regained market share. The investigations were brought to a favorable conclusion in early 2009. We should see improved performance in our Bedding group as imported innersprings from these countries will now have to be sold at fair prices. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and will remain in effect for at least 5 years.

Seasonality

As a diversified manufacturer, we generally have not experienced significant seasonality. The timing of acquisitions, dispositions, and economic factors in any year can distort the underlying seasonality in certain of our businesses. Nevertheless, for the Company as a whole, the second and third quarters typically have proportionately greater sales, while the first and fourth quarters are generally lower.

PART I

Our four segments tend to experience seasonality as follows:

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

Working Capital Items

For information regarding working capital items, see the discussion of “Cash from Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, on page 54.

Environmental Regulation

Our operations are subject to federal, state, and local laws and regulations related to the protection of the environment. We have policies intended to ensure that our operations are conducted in keeping with good corporate citizenship and a commitment to protect the environment. While we cannot predict policy changes by various regulatory agencies, management expects that compliance with these laws and regulations will not have a material adverse effect on our competitive position, capital expenditures, consolidated financial condition or results of operations.

Internet Access to Information

We routinely post all material information to our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available, free of charge, on our website at http://www.leggett.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as charters for its Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors can be found on our website. Each of

PART I

these documents is available in print, free of charge, to any shareholder who requests it. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Discontinued Operations

As a result of our 2007 Strategic Plan, several of our businesses are disclosed in our annual financial statements as discontinued operations since (i) the operations and cash flows of the businesses can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the businesses have either been disposed of or are classified as held for sale; and (iii) we do not, or will not have any significant continuing involvement in the operations of the businesses after the disposal transactions. The discontinued operations include:

•

Aluminum Products segment. We divested this segment in July 2008. It produced and sold non-automotive aluminum, zinc and magnesium die castings, and new and refurbished dies (also known as molds or tools) for all types and sizes of die casting machines. It also provided machining, coating, finishing, sub-assembly and other value-added services for die cast components. These products and services were sold to (i) small engine and diesel engine builders; (ii) motorcycle, off-road and recreational vehicle, truck and automobile makers; (iii) manufacturers of outdoor lighting fixtures, cable line amplifiers, wireless communications systems, and other cable and telecommunication products; (iv) consumer appliance and power tool manufacturers; (v) producers of electric motors, computers and electronics; (vi) gas barbeque grill manufacturers; and (vii) die cast manufacturers.

•	Prime Foam Products unit, Wood Products unit, Fibers unit and the Coated Fabrics unit (each previously reported in the Residential Furnishings segment).

(i)	We divested the Prime Foam Products unit in the first quarter of 2007. It primarily produced commodity foam used for cushioning by bedding and upholstered furniture manufacturers.
(ii)	We divested the Wood Products unit in the third quarter of 2008. It sold wood frames and cut-to-size dimension lumber to bedding manufacturers.
(iii)	We divested the Fibers unit in the fourth quarter of 2008. It sold fiber cushioning material primarily to bedding and upholstered furniture manufacturers.
(iv)	The Coated Fabrics unit sells non-slip rug underlay and shelf liners primarily to retailers and distributors. This divestiture has not yet been completed.

•	Plastics unit and the Storage Products unit (each previously reported in the Commercial Fixturing & Components segment).

(i)	The Plastics unit, which was divested in the third quarter of 2008, sold injection molded plastic components primarily for manufacturers of lawn care equipment and power tools.
(ii)	The Storage Products unit sells storage racks and carts used in the food service and healthcare industries. This divestiture has not yet been completed.

PART I

•	An automotive seating components operation and the dealer portion of the Commercial Vehicle Products unit (each previously reported in the Specialized Products segment).

(i)	The automotive seating components operation, which we divested in the first quarter of 2008, sold welded assemblies, and wire and tubular frames for automotive seating.
(ii)	We divested the dealer portion of the Commercial Vehicle Products unit in the third quarter of 2008. It sold truck bodies for cargo vans, flatbed trucks, service trucks and dump trucks primarily to end-users of light-to-medium duty commercial trucks.

For further information on discontinued operations, see Note B on page 88 of the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

We have exposure to economic and other factors that affect market demand for our products.

As a supplier of products to a variety of industries, we are adversely affected by general economic downturns. Our operating performance is heavily influenced by market demand for our components and products. Market demand for the majority of our products is most heavily influenced by consumer confidence. To a lesser extent, market demand is impacted by other broad economic factors, including disposable income levels, employment levels, housing turnover, energy costs and interest rates. All of these factors influence consumer spending on durable goods, and drive demand for our products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one quarter of our sales.

Demand weakness in the U.S. home-related, retail, and other markets has led to lower unit order activity, sales and earnings in our businesses. Several factors, including a weak U.S. economy, higher energy costs, a depressed housing market, and low consumer confidence contributed to conservative spending habits by U.S. consumers. Late in the third quarter of 2008, our markets weakened appreciably as consumers further reined in spending during this period of credit concerns and stock market volatility. Short lead times in most of our markets allow for limited long-term visibility into demand trends; however, we currently expect market demand to be soft in 2009. If economic and market conditions remain uncertain or deteriorate further, we may experience material negative impacts on our business, financial condition, operating cash flows and results of operations.

PART I

U.S. and global financial and credit market volatility could adversely affect our financial position, results of operations, cash flows and liquidity.

We continue to monitor our financial position, results of operations, cash flows and liquidity in light of the recent distress in the financial and credit markets. Further changes in the financial or credit markets could adversely affect us in several different areas as discussed below.

Due to the recent tightening of credit markets and concerns regarding the availability of credit, our customers may be delayed in obtaining, or may not be able to obtain, necessary cash for their purchases. Additionally, our suppliers could be negatively impacted by the current credit and financial market conditions causing delays in product deliveries to us. These delays could negatively impact our customers’ and/or suppliers’ ability to conduct business and could adversely affect our unit volume and revenues, and therefore harm our business, financial condition, results of operations, cash flows and liquidity.

Recent deterioration in the securities markets has also impacted asset values of our defined benefit plans. Plan assets and liabilities are measured at December 31 of each year. At December 31, 2008, our defined benefit plans were under-funded by approximately $29 million, which represented 13% of the plans’ benefit obligations. Changes in the value of plan assets did not have an impact on the 2008 income statement, however reduced benefit plan assets will result in increased costs in 2009 and may increase the amount or accelerate the timing of required future funding contributions.

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

Steel is our most significant raw material. In late 2007 we began seeing higher steel costs, and further increases occurred in 2008. The global steel markets are very cyclical in nature, and can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of foam scrap. We experienced significant fluctuations in the cost of this commodity in recent years.

When we experience significant increases in raw material costs, we implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings.

Also, higher raw material costs led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some

PART I

cases, higher cost components were replaced with lower cost components. This has primarily impacted our Residential Furnishings and Industrial Materials product mix and decreased profit margins. This trend could further negatively impact our results of operations.

Our debt instrument ratings may be further downgraded which will increase our cost of borrowing, reduce our ability to issue commercial paper and may negatively impact our liquidity.

We have maintained a debt rating in the “A” category (from Moody’s and Standard and Poor’s) on our term notes and public debt for over a decade. On November 12, 2008, Moody’s downgraded the Company’s long term debt rating from “A2” to “A3” and our commercial paper rating from “P1” to “P2” citing accelerating contraction in residential and automotive related consumer spending. Also, on November 25, 2008, S&P downgraded the Company’s long-term corporate credit and senior unsecured debt ratings from “A” to “A-” and our short-term and commercial paper ratings from “A-1” to “A-2” citing weak market conditions and financial policies that include a high dividend payout and share repurchases. In addition, both Moody’s and S&P assigned a negative outlook to each of their respective ratings. If the rating agencies were to further downgrade our debt instruments, this may have a negative effect on our cost of borrowing, our ability to issue commercial paper and ultimately on our liquidity. For further information regarding our debt ratings refer to page 58.

We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.

Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. Continued economic uncertainty could change our underlying assumptions on which valuation reserves are established and negatively affect future period earnings and balance sheets.

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

Our long-lived assets are subject to potential asset impairment.

A significant portion of our assets consist of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2008, goodwill and other intangible assets not held for sale represented approximately $1.07 billion, or approximately 34% of our total assets. In addition, net property, plant and equipment, sundry assets and non-current assets held for sale totaled approximately $782 million, or approximately 25% of total assets.

PART I

We review for potential goodwill impairment on an annual basis as part of our goodwill impairment testing in the second quarter of each year, and more often, if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. In the fourth quarter of 2007, we conducted interim impairment testing as a result of the changes announced with the 2007 Strategic Plan and determined that some long-lived assets were impaired. For the year ended December 31, 2007, we incurred goodwill impairment of $243 million, and long-lived asset impairment of $44 million.

The annual goodwill impairment review performed in June 2008 indicated no goodwill impairments. As a result of the deterioration in the economic and financial climate in the fourth quarter of 2008, interim goodwill and other long-lived asset impairment analyses were performed in the fourth quarter. The goodwill analysis confirmed that fair values exceeded carrying value for all reporting units. Future cash flow assumptions were reduced to reflect lower sales and production levels for 2009 and 2010, returning to historical levels thereafter. Other long-lived asset impairment charges of $12 million were recorded in the fourth quarter 2008.

Throughout 2008, we recorded $26 million of goodwill and $6 million of other long-lived asset impairments related to businesses held for sale as updated estimates of fair value less costs to sell became more certain.

If actual results differ from estimates used in these calculations, the Company could incur future (unanticipated) impairment charges.

We are exposed to foreign currency risk.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2008, 26% of our sales from continuing operations was generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate headquarters are located in Carthage, Missouri. At December 31, 2008, we had 270 production, warehouse, sales and administrative facilities associated with continuing operations, of which 196 were disbursed across the United States and 74 were located in foreign countries.

PART I

Properties by Location and Segment in Continuing Operations

		Subtotals by Segment
Locations	Company- Wide	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
United States	196	118	27	28	23
Canada	14	6	3	0	5
Mexico	8	2	1	2	3
Europe	17	5	3	0	9
Asia	25	12	4	1	8
Other	10	10	0	0	0

Total	270	153	38	31	48

Properties by Use and Segment in Continuing Operations

		Subtotals by Segment
Use	Company- Wide	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
Production[1]	167	87	28	19	33
Warehouse	65	43	6	7	9
Sales	10	8	0	1	1
Administration	28	15	4	4	5

Total	270	153	38	31	48

[1]	Includes some multi-purpose facilities with additional warehouse, sales and/or administrative uses.

Our most important physical properties are our production plants. The Company owns approximately 80% of the production facilities accounting for the majority of our consolidated sales from continuing operations. We lease many of our production, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 104 of the Notes to Consolidated Financial Statements.

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

At December 31, 2008 we had 12 production, warehouse, sales and administrative facilities classified as discontinued operations, of which 10 were in the United States and 2 were located in foreign countries.

PART I

Properties by Location and Segment Classified as

Discontinued Operations

		Subtotals by Segment
Locations	Company- Wide	Residential Furnishings	Commercial Fixturing & Components
United States	10	2	8
Canada	1	0	1
Mexico	1	0	1

Total	12	2	10

Properties by Use and Segment Classified as

Discontinued Operations

		Subtotals by Segment
Use	Company- Wide	Residential Furnishings	Commercial Fixturing & Components
Production[1]	8	1	7
Warehouse	2	0	2
Sales	2	1	1
Administration	0	0	0

Total	12	2	10

[1]	Includes some multi-purpose facilities with additional warehouse, sales and/or administrative uses.

Item 3. Legal Proceedings.

Anti-dumping Petition

On December 31, 2007, the Company filed a petition with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of uncovered innersprings in China, South Africa and Vietnam were unfairly selling their products in the United States at less than fair value (“dumping”) and causing material injury to U.S. innerspring producers. The ITC made a preliminary determination of material injury to the domestic innerspring industry in this case. On July 31, 2008, the DOC announced preliminary duties on innersprings imported from these three countries (ranging from 116% to 234%) and instructed the U.S. Customs and Border Protection to collect a cash deposit or bond on any ongoing imports.

On October 15, 2008 the DOC announced final dumping duties on innersprings from South Africa at 121% and from Vietnam at 116%. On November 11, 2008, the ITC made affirmative final determinations that imports from South Africa and Vietnam caused material injury to the U.S. innerspring industry. On December 22, 2008, the DOC announced final dumping duties on innersprings from China at 164% to 234%, and on January 27, 2009, the ITC made final determinations that the domestic innerspring industry has been materially injured by innersprings imported from China.

PART I

As a result of these final determinations, the U.S. Customs and Border Protection will collect antidumping duties on these imports at the above rates. The antidumping orders will remain in force for at least 5 years.

Shareholder Claim

On February 5, 2009, a shareholder derivative complaint was filed by the New England Carpenters Pension Fund, which represented that it owns 3,000 shares of Leggett stock, in the Circuit Court of Jasper County, Missouri. The complaint is substantially similar to a lawsuit filed by the New England Carpenters Pension Fund in federal court on September 4, 2008, which the plaintiff voluntarily dismissed on September 26, 2008 without prejudice to its right to re-file. However, this new lawsuit has fewer claims and asserts no federal causes of action. The action is purportedly brought on behalf of the Company, naming it as a nominal defendant and naming as defendants certain current and former officers and directors of the Company including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber.

The plaintiff alleges, among other things, that the individual defendants participated in the backdating of stock options, breached fiduciary duties, caused or allowed the Company to issue false and misleading financial statements and proxy statements, and sold Company stock while in possession of material non-public information. The plaintiff seeks, among other things, unspecified monetary damages against the individual defendants, certain equitable and other relief relating to the profits from the alleged improper conduct, the adoption of certain Company corporate governance proposals, the imposition of a constructive trust over the defendants’ stock options and proceeds, punitive damages, the rescission of certain unexercised options, and the reimbursement of litigation costs. The plaintiff is not seeking any monetary relief from the Company. Policies of directors and officers liability insurance are in force, subject to customary limits and exclusions.

The complaint is based on a statistical analysis of stock option grants and Leggett stock prices that we believe is flawed. We believe this lawsuit does not take into consideration important aspects of Leggett’s stock option plans. For example, the plaintiff has noted only one set of stock option grants, made on December 30, 2005, within what we believe to be the applicable 5-year statute of limitations. These option grants were made in accordance with the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. We provided plaintiff’s counsel with this publicly available documentation before they dismissed the prior federal court lawsuit.

The Company expects that the outcome of this litigation will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

For additional information regarding contingencies, please refer to Note P on page 122 of the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART I

Supplemental Item. Executive Officers of the Registrant.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K and Item 401(b) of Regulation S-K.

The table below sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally appointed annually by the Board of Directors.

Name	Age	Position
David S. Haffner	56	President and Chief Executive Officer
Karl G. Glassman	50	Executive Vice President and Chief Operating Officer
Jack D. Crusa	54	Senior Vice President, President—Specialized Products
Joseph D. Downes, Jr.	64	Senior Vice President, President—Industrial Materials
Matthew C. Flanigan	47	Senior Vice President and Chief Financial Officer
Paul R. Hauser	57	Senior Vice President, President—Residential Furnishings
Ernest C. Jett	63	Senior Vice President, General Counsel and Secretary
Dennis S. Park	54	Senior Vice President, President—Commercial Fixturing & Components
David M. DeSonier	50	Vice President—Strategy & Investor Relations
John G. Moore	48	Vice President—Corporate Affairs & Human Resources
William S. Weil	50	Vice President—Corporate Controller and Chief Accounting Officer

Subject to the employment agreements (which expire May 7, 2009) and severance benefit agreements with Messrs. Haffner and Glassman, listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors.

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

PART I

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

David M. DeSonier was appointed Vice President—Strategy & Investor Relations in 2007. He served as Vice President—Investor Relations and Assistant Treasurer from 2002 to 2007. He joined the Company as Vice President—Investor Relations in 2000. Prior to his employment with Leggett & Platt, he worked for Atlantic Richfield (a major integrated oil company) from 1980 to 2000 in strategic planning, investor relations, financial management and analysis, and technical positions.

John G. Moore was appointed Vice President—Corporate Affairs & Human Resources in 2008. He served as Vice President—Corporate Governance and Deputy Secretary from 2006 to 2008, as Vice President and Associate General Counsel from 2001 to 2006, and as Managing Counsel and Assistant General Counsel from 1998 to 2001. He has served the Company in other capacities since 1994.

William S. Weil has served the Company as Chief Accounting Officer since February 2004. He became Vice President in 2000 and has served the Company as Corporate Controller since 1991. He previously served the Company in various other accounting capacities since 1983.

PART II

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2008
First Quarter	$19.48	$14.59	142.4	$.25
Second Quarter	19.56	14.12	146.0	.25
Third Quarter	24.60	14.22	224.4	.25
Fourth Quarter	22.95	12.03	182.9	.25

For the Year	$24.60	$12.03	695.7	$1.00

2007
First Quarter	$24.71	$22.12	68.0	$.17
Second Quarter	24.73	21.40	93.4	.18
Third Quarter	22.78	18.75	94.9	.18
Fourth Quarter	20.89	17.14	116.3	.25

For the Year	$24.73	$17.14	372.6	$.78

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 15, 2009, we estimate that we had approximately 31,500 shareholders, which included approximately 11,500 shareholders of record (i.e. stock certificates are issued in the name of the owner) and approximately 20,000 beneficial shareholders (i.e. stock is held for the owner by their stockbroker in the name of the brokerage firm). At year end, institutional investors (e.g. mutual funds, pension funds) as a group held an estimated 80% of our common stock; the ten largest positions held an estimated 37%.

As part of our 2007 Strategic Plan, we increased our quarterly dividend to the current rate of $.25 per share from the previous rate of $.18 per share. We are targeting a dividend payout ratio (annual dividends divided by net earnings) of 50-60%, though it has been and will likely be higher for the next few years. See the discussion of the Company’s targeted dividend payout under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation on page 53.

PART II

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2008	816,284	$16.15	816,284	14,424,921	(2)
November 1-30, 2008	588,721	$14.88	588,721	13,836,200	(2)
December 1-31, 2008	100,661	$14.31	100,661	10,000,000	(2)

Total	1,505,666	$15.53	1,505,666

(1)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. On November 13, 2007 the Board accelerated the 10 million share standing repurchase authorization for the 2008 calendar year to begin November 15, 2007. The acceleration was first reported in the Company’s press release issued November 13, 2007 and filed on Form 8-K on November 14, 2007. As of December 31, 2007 there were no shares left under the 2007 calendar year standing authorization (which expired December 31, 2007) and 8,904,650 shares left under the 2008 standing authorization. By the end of July 2008, we had purchased all of the shares under the 2008 standing authorization.
(2)	On February 21, 2008, the Board approved the repurchase of an additional 20 million shares during the 2008 calendar year at management’s discretion, limited to the amount of divestiture proceeds. This special authorization was first publicly announced in the Company’s press release dated February 21, 2008. In 2008, we purchased 6,264,461 shares under the special 20 million share authorization. The special 20 million share authorization expired December 31, 2008. As referenced in note (1) above, on January 1, 2009, the Company was authorized to purchase 10 million shares in 2009.

Sale of Unregistered Shares of Common Stock

The Company issued 75,000 shares of common stock at fair market value to David S. Haffner, President and Chief Executive Officer and Jack D. Crusa, Senior Vice President and President of Specialized Products, as set out below.

Name	Date of Issuance	Number of Shares	Price per Share	Administrative Fee	Total Purchase Price
David S. Haffner	10/27/08	25,000	$14.59	$500	$365,250
	11/20/08	5,000	$12.24	$100	$61,300
	2/09/09	5,000	$13.78	$100	$69,000
	2/10/09	4,000	$12.97	$80	$51,960
	2/12/09	6,000	$12.81	$120	$76,980
	2/17/09	5,000	$12.57	$100	$62,950
	2/18/09	3,000	$12.45	$60	$37,410
	2/20/09	8,000	$12.26	$160	$98,240
	2/23/09	10,000	$11.75	$200	$117,700

Totals		71,000		$1,420	$940,790

Jack D. Crusa	2/18/09	4,000	$12.45	$80	$49,880

The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in that the transactions did not involve a public offering.

PART II

During the second quarter of 2000, the Company’s Canadian subsidiary issued certain exchangeable shares which were convertible, on a one-to-one ratio, into shares of Leggett common stock in connection with the acquisition of Schukra Manufacturing, Inc., a Canadian corporation. On December 16, 2008, as a result of the conversion of some of the exchangeable shares, the Company issued 120,452 shares of its common stock to four of the former Schukra owners (listed below) in a transaction which qualified for exemption from registration under the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act, in that the issuances did not involve a public offering. The closing price of Leggett common stock on the NYSE on December 16, 2008 was $15.52.

Name of Shareholder	Number of Shares Issued
Jessica Cosentino	35,113
Ricardo Cosentino	35,113
Victoria Cosentino	35,113
Mafalda Cosentino	15,113

Totals	120,452

Item 6. Selected Financial Data.

(Unaudited)	2008[1]	2007[2,3]	2006[3]	2005[3]	2004[3]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$4,076	$4,250	$4,267	$4,197	$4,055
Net Earnings from Continuing Operations	123	59	236	216	235
Net Earnings (Loss) from Discontinued Operations, net of tax	(19)	(70)	64	35	50
Net Earnings (Loss)	104	(11)	300	251	285
Earnings per share from Continuing Operations
Basic	.73	.33	1.26	1.12	1.20
Diluted	.73	.33	1.26	1.12	1.20
Earnings (Loss) per share from Discontinued Operations
Basic	(.11)	(.39)	.35	.18	.26
Diluted	(.11)	(.39)	.35	.18	.25
Net Earnings (Loss) per share
Basic	.62	(.06)	1.61	1.30	1.46
Diluted	.62	(.06)	1.61	1.30	1.45
Cash Dividends declared per share	1.00	.78	.67	.63	.58

Summary of Financial Position
Total Assets	$3,162	$4,072	$4,265	$4,072	$4,197
Long-term Debt, including capital leases	$851	$1,001	$1,060	$922	$779

[1]

As discussed in Notes C and D beginning on pages 91 and 95 respectively, the Company incurred asset impairment and restructuring-related charges totaling $84 million in 2008. Of these charges, approximately $33 million were associated with continuing operations and $51 million related to discontinued operations.

[2]

As discussed in Notes C and D beginning on pages 91 and 95 respectively, the Company incurred asset impairment and restructuring-related charges totaling $305 million in 2007. Of these charges, approximately $159 million were associated with continuing operations and $146 million related to discontinued operations.

[3]	As discussed in Note A on page 86, the amounts for 2004 through 2007 have been retrospectively adjusted to reflect certain businesses as discontinued operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

2008 HIGHLIGHTS

In 2008, there were two significant and opposing forces in play. On the positive side, we successfully implemented Leggett’s most significant strategic changes in quite some time. On the negative side, the U.S. economy and stock market suffered from their worst performance in decades.

In late 2007 we unveiled plans to significantly change the company’s strategic course. We have not yet reached our long-term performance targets (for margins and returns) but we made substantial strategic strides in 2008.

•

We adopted TSR as our primary strategic objective and introduced TSR-based incentives for senior executives. We set a goal to consistently achieve TSR within the top 1/3 of the S&P 500, which we believe will require average annual TSR of 12-15%.

•	We also adopted role-based portfolio management and implemented a formal, rigorous strategic planning process to continually assess each business unit’s role in the portfolio.

•

During the year, we divested five businesses (including the Aluminum Products segment) for total after-tax proceeds in excess of $400 million, and contracted our Store Fixtures business unit to a smaller, metal-focused operation that should generate higher profit.

•	We also increased our quarterly dividend by 39% and repurchased 16 million shares of our stock.

Late in the third quarter of 2008, our markets weakened appreciably as consumers reined in their spending in light of the financial market distress and general U.S. and global economic conditions. Weak market demand, partially offset by market share gains in certain businesses, led to lower sales and earnings in 2008.

We met our goal to achieve TSR within the top 1/3 of the S&P 500; in fact, our 2008 TSR ranked within the top 10%. However, TSRs in general (for all companies) were significantly depressed, and only 5% of the S&P 500 posted a positive TSR in 2008. Our TSR of negative 7% was well below the 12-15% we anticipate over the long-term.

Though strong in 2008, cash from operations was lower than the record set in 2007 primarily due to a smaller year-over-year decrease in working capital. Cash from operations has been and is expected to continue to be sufficient to fund both capital expenditures and dividends.

We are well situated to weather this challenging economic environment. We ended the year with net debt (as a percentage of net capital) below our long-term, targeted range; no significant long-term debt matures until 2012; and we have more than $500 million available under our existing commercial paper program and revolver facility.

These topics are discussed in more detail in the sections that follow.

PART II

INTRODUCTION

What We Do

Leggett & Platt is a diversified manufacturer that conceives, designs, and produces a wide range of engineered components and products found in most homes, offices, and automobiles, and many retail stores. We make components that are often hidden within, but integral to, our customers’ products.

We are North America’s leading independent manufacturer of: components for residential furniture and bedding, carpet underlay, components for office furniture, drawn steel wire, automotive seat support and lumbar systems, and bedding industry machinery.

Our Segments

Our continuing operations are composed of 20 business units in four segments, with approximately 20,000 employee-partners, and more than 160 production facilities located in 18 countries around the world. Our segments are described below.

Residential Furnishings

This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable beds, bed frames, ornamental beds, and geo components.

Commercial Fixturing & Components

Operations in this segment manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers.

PART II

Industrial Materials

These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, wire retail fixtures, mechanical springs, and many other end products.

Specialized Products

From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers.

Discontinued Operations and Divestitures

During the past two years, we have divested six businesses. In 2008, we sold our Aluminum Products segment and four smaller business units (Wood Products, Fibers, Plastics, and the dealer portion of Commercial Vehicle Products). We received after-tax cash proceeds of $408 million for these five businesses; we also received subordinated notes and preferred stock. In early 2007, we sold our Prime Foam operations. Two additional business units (Coated Fabrics and Storage Products) are also targeted for divestiture. All of these businesses, including the two that remain, are disclosed in our financial statements as discontinued operations.

For the remaining divestitures, we expect to recover the carrying value of the net assets held for sale. Net assets classified as held for sale totaled $54 million at December 31, 2008 (this includes $22 million not associated with the remaining divestitures). Recent market conditions have delayed the expected timing of the sale of these remaining businesses; completing these transactions remains a high priority for 2009.

Strategic Direction

During 2007, we completed an extensive review of our business portfolio in an effort to enhance shareholder return. For each business unit, we considered factors such as competitive advantages, market position, financial performance, and potential growth opportunities. We have made significant changes to our financial targets, portfolio mix, and planning processes as a result of the review.

Total Shareholder Return (TSR) is now the key success measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. There are four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. We have modified our incentive plans to emphasize the importance of, and reward, TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control.

PART II

We have adopted role-based portfolio management and will concentrate future investments in businesses with strong competitive advantages and financial health. Certain of our businesses (categorized as Grow) are positioned to generate value through further growth, while others (categorized as Core) are positioned to drive value by improving EBITDA (earnings before interest, taxes, depreciation and amortization) and optimizing operating cash flow while employing minimal amounts of capital. We allocate capital to each business unit based upon its role in the portfolio. We plan to invest in Grow businesses that hold strong competitive positions and consistently achieve compelling returns on those investments. We plan to maintain or improve our competitive position in Core businesses that typically hold stable positions in solid markets, and focus on improving returns but limit further investment in these operations. In total, we anticipate lower capital expenditures and fewer acquisitions in the near term.

We have implemented a more rigorous strategic planning process to continually assess our business units and help guide future decisions regarding the role of each business unit, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit at least on an annual basis to determine its appropriate role. This review includes several different criteria such as competitive position, market conditions, business unit size, and fit within our overall objectives, as well as financial indicators such as EBITDA and operating cash flows relative to the amount of capital employed. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units may employ a variety of means to achieve higher returns, including trimming expenses, introducing new products, improving productivity, adopting more disciplined pricing, reducing working capital, and consolidating assets. Business units that fail to attain minimum return goals will be moved to the Fix or Divest categories.

As a result of the 2007 strategic review, we narrowed our focus and eliminated approximately 15% of our portfolio through the divestiture of the Aluminum Products segment and four additional business units (two other divestitures remain). We also placed our Store Fixtures business unit into the Fix category and gave it a one-year period in which to improve returns to at least cost of capital levels.

In the third quarter of 2008, we concluded that the Store Fixtures unit, in its previous form, was not capable of meeting our return requirements. As a result, we narrowed the unit’s scope to focus primarily on the metals part of the fixtures industry, in alignment with Leggett’s core competency of producing steel and steel-related products. We consolidated four wood store fixtures operations into two facilities and will continue to produce a reduced amount of wood fixtures in order to meet the blended requirements (i.e. metal and wood) of certain of our customers. We also effected changes to senior management, further reduced the unit’s overhead, and purged additional customer accounts with unacceptable margins. These changes are expected to trim annual trade sales for the Store Fixtures business unit from a run-rate in late 2008 of approximately $325 million to approximately $250-$275 million in 2009, and we expect annual returns to at least match our cost of capital. The unit is now considered a Core business within our portfolio; as such, its primary focus is to optimize operating cash flow and improve profit while minimizing its use of capital.

PART II

Activities related to the Fix and Divest businesses resulted in charges that impacted our operating results in 2007 and 2008. Those charges are discussed on page 40 under the section titled “Asset Impairments and Restructuring-related Charges.”

The strategic changes have increased available cash, and we are returning much of this cash to shareholders. In November 2007, the Board of Directors authorized a 39% dividend increase, moving the quarterly rate to $.25 per share (from the previous $.18). For the year 2008, we also repurchased nearly 16 million shares of our stock, fully exhausting our annual repurchase authorization (of 10 million shares), and partially utilizing the supplementary authorization to purchase additional shares with proceeds from the divestitures. We expect to continue repurchasing our shares, but the timing of those repurchases will depend on several factors, including general economic and market conditions, the price of Leggett stock, and our working capital needs.

Customers

We serve a broad suite of customers, with no single one representing even 5% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are market demand, recent economic events, raw material cost trends, and competition.

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

Recent Economic Events

In light of recent distress in the financial and credit markets (and the related impact on U.S. and global economies) we have been impacted, and may continue to be impacted, in several different areas as discussed below.

Lower Market-Wide Demand. Throughout 2007 and 2008, demand weakness in the U.S. home-related, retail, and other markets led to lower unit order activity, sales and earnings in our businesses. Several factors, including a weak U.S. economy, higher energy costs, a depressed housing market, and low consumer confidence contributed to conservative spending habits by U.S. consumers. Late in the third quarter of 2008, our global markets weakened appreciably as consumers further reined in spending during this period of credit concerns and stock market volatility. Short lead times in most of our markets allow for very limited long-term visibility into demand trends; however, we

PART II

currently expect market demand to be soft in 2009. Despite the global economic decline, we have gained market share in our U.S. bedding components businesses primarily due to (i) bedding manufacturers shifting innerspring purchases from international to domestic sources as a result of antidumping duties imposed on imported innersprings from China, South Africa, and Vietnam; (ii) the deverticalization of a strong regional bedding manufacturer (they now buy from us components they had previously produced for themselves); and (iii) increased demand for innerspring mattresses, rather than premium priced, non-innerspring products. These market share gains offset some of the demand weakness.

Customers and Suppliers. Due to the recent tightening of credit markets and concerns regarding the availability of credit, our customers may be delayed in obtaining, or may not be able to obtain, necessary cash for their purchases. Additionally, our suppliers could be negatively impacted by the current credit and financial market conditions causing delays in product deliveries to us. These delays could negatively impact our customers’ and suppliers’ ability to conduct business and could adversely affect our unit order activity and sales, and therefore negatively impact our cash flows and liquidity.

Management’s Response to Recent Economic Events. Activities completed over the past few years (including the divestiture of businesses under our strategic plan, closure of underperforming and underutilized facilities, elimination of sales with unacceptable margins, and other cost reduction initiatives) improved our cost position in advance of the late 2008 economic contraction. In response to the recent economic events, we reduced production and were running well below our normal utilization levels during the fourth quarter 2008 in an effort to bring inventories in line with current demand. We have further reduced headcount, overhead costs, and capital spending, and are completing the closure of certain facilities. Given our balance sheet, operating cash flow and access to credit, we expect to be able to endure an extended downturn in market demand with no material impact to our financial position or liquidity.

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

Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass a portion of those lower costs through to our customers. The timing of our price increases or decreases is a critical factor; we typically experience a lag in recovering higher costs, so we also expect to realize a lag as costs decline.

PART II

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers via selling price adjustments. In late 2007 we began seeing higher steel costs, and significant increases occurred in 2008. We implemented price increases to recover these higher costs. Market prices began to abate late in the year, but for certain types of steel, continued to be well above prior year levels. With the precipitous drop in market demand beginning late in the third quarter, and the need to reduce inventories (that were purchased before steel costs declined), at year-end we had not yet made substantial purchases of the lower cost steel.

Our other raw materials include woven and non-woven fabrics, foam scrap, fibers, and chemicals. We have experienced changes in the cost of these materials in recent years, and typically pass them through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments in recent years, as our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation. Our profit margins were negatively impacted by this de-contenting. We are responding by developing new products (including new types of innersprings and boxsprings) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations. Some of these new products were introduced during 2007, with production of those products ramping up in 2008.

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

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. We currently operate 11 facilities in China.

In recent years we experienced increased competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components was partially due to lower wire costs in China. Asian manufacturers benefit from cost advantages for commodities such as

PART II

steel and chemicals. Foreign manufacturers also benefit from lenient regulatory climates related to safety and environmental matters. In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began, and as a result, we regained market share. The investigations were brought to a favorable conclusion in early 2009. We should see improved performance in our Bedding group as imported innersprings from these countries will now have to be sold at fair prices. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and will remain in effect for at least 5 years.

Asset Impairments and Restructuring-related Charges

Net impairment and restructuring-related charges (for both continuing and discontinued operations) totaled $84 million in 2008 and $305 million in 2007. The majority of these charges occurred as a result of the strategic changes announced in late 2007. Those details are discussed in the paragraphs below. Net impairment and restructuring-related charges not associated with the 2007 Strategic Plan totaled $31 million in 2008 and $17 million in 2007.

In the fourth quarter 2007, we recognized $287 million (primarily non-cash) of impairment and restructuring-related charges associated with the 2007 Strategic Plan. These charges (which included both continuing and discontinued operations) include goodwill impairments for the Fixture & Display reporting unit of $143 million and the Aluminum reporting unit of $83 million. Goodwill and asset impairment charges related to other held-for-sale businesses totaled $51 million. Restructuring-related charges totaled $10 million.

In 2008, we incurred additional costs totaling $53 million related to the 2007 Strategic Plan. This total includes $6 million of restructuring-related costs, $26 million of goodwill impairment charges, $7 million of asset impairment charges, and $14 million of losses from sale of assets.

To date, we have incurred total costs associated with the 2007 Strategic Plan of $340 million ($153 million in continuing operations and $187 million in discontinued operations) and believe the activity to be substantially complete. For further information about asset impairments and restructuring, see Notes C and D to the Consolidated Financial Statements on pages 91 and 95.

As discussed on pages 4 and 36, in late 2007 the Store Fixtures business unit was placed in the Fix category and given a one-year period in which to improve returns to at least cost of capital levels. In the fall of 2008, we concluded that the business unit should be contracted to a smaller, metal-focused business. This strategy change did not result in any goodwill impairment charges.

The Store Fixtures business unit is included in our Fixture & Display reporting unit for goodwill impairment testing purposes. We conduct an annual review for potential goodwill impairment (in June) and long-lived asset impairment (at year-end) for all of our reporting units. We also review for potential impairment if an event or change in circumstance occurs that would more likely than not reduce the fair value of the reporting unit below its

PART II

carrying amount or impact the recoverability of the assets. At December 31, 2008, the Fixture & Display reporting unit had $106 million of goodwill and $64 million of other long-lived assets ($62 million of the long-lived assets were associated with the Store Fixtures business unit).

For further information regarding the methodology we use for impairment testing, the assumptions we use for this testing and the potential for future impairment, refer to Critical Accounting Policies on page 60, and also Note C to the Consolidated Financial Statements on page 91.

PART II

RESULTS OF OPERATIONS—2008 vs. 2007

During 2008, sales from continuing operations decreased 4%. We reported full-year net earnings from continuing operations of $123 million, which included $21 million of restructuring-related charges, impairments, and other items. Our 2008 earnings reflected extremely soft market demand which led to lower unit volume in many of our businesses. In the majority of our markets, demand was soft throughout the year, but weakened appreciably late in the third quarter as consumers further reduced their spending in response to the financial market distress and general U.S. and global economic conditions. Market share gains in certain businesses offset some of the impact from weak demand.

During the year, we also experienced significant inflation in steel costs, and we successfully implemented price increases to recover the majority of these higher costs. Further details about our consolidated and segment results from continuing operations are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2008, and identifies the major factors contributing to the changes. Reported amounts for 2007 have been retrospectively adjusted to reflect the reclassification of our Coated Fabrics business unit from continuing to discontinued operations.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales from continuing operations:
Year ended December 31, 2007	$4,250
Acquisition sales growth	35	0.8%
Small divestitures	(41)	(0.9)%
Internal sales decline:
Approximate inflation	285	6.7%
Approximate unit volume decline	(453)	(10.7)%

Internal sales decline	(168)	(4.0)%

Year ended December 31, 2008	$4,076	(4.1)%

Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2007	$59
Goodwill impairment in Fixture & Display	120
Restructuring-related charges	(4)
Asset impairment	(4)
Interest expense (net)	6
Tax items	12
Other factors including lower unit volume and production	(66)

Year ended December 31, 2008	$123

Earnings Per Share (continuing operations)—2007	$0.33

Earnings Per Share (continuing operations)—2008	$0.73

PART II

Sales from continuing operations decreased 4% versus 2007, primarily reflecting extremely weak market demand and our decision to exit specific sales volume with unacceptable profit margins (primarily in our Store Fixtures business). These declines were partially offset by inflation-related price increases and market share gains.

Our U.S. bedding components business gained market share in 2008 as a result of: i) bedding manufacturers shifting innerspring purchases from international to domestic sources; ii) the deverticalization of a strong regional bedding manufacturer; and, iii) increased demand for innerspring mattresses, rather than premium-priced, non-innerspring products.

We experienced significant inflation in steel costs during 2008, and in response, we implemented price increases to recover the higher costs. The magnitude of our selling price increases varied by product line depending on steel content, but in our major Residential and Industrial businesses, prices increased substantially. In recent months, steel costs have abated. As costs were increasing, we experienced a lag in recovering them; likewise, as costs decline we also expect to realize a lag in any price reductions we give back to our customers.

Full-year earnings from continuing operations were higher than in 2007, primarily due to:

•	Non-recurrence of 2007 goodwill impairment charges related to our Fixture & Display group ($120 million)
•	Non-recurrence of 2007 tax items ($12 million)—adjustments to valuation allowances related to potential foreign tax benefits
•	Lower interest expense

Several factors negatively impacted earnings. The most significant were:

•	Unit volume declines (down roughly 10% for the year)
•	Higher restructuring-related charges and asset impairments ($19 million)
•	Reduced production levels—with the significant pull-back in demand late in the year, we cut production (even below depressed demand levels) and reduced inventories

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. Significant steel cost increases during the year, along with moderately higher levels of these steel-related inventories, resulted in LIFO expense from continuing operations of $62 million in 2008 (versus a $1 million benefit in 2007). Segment-level earnings in 2008 generally benefited under the FIFO method from the effect of rising commodity costs. For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 82.

Interest and Income Taxes

Net interest expense decreased $9 million versus 2007, primarily the result of debt maturities paid in 2007 and 2008, as well as lower commercial paper borrowings.

PART II

The consolidated worldwide effective income tax rate for 2008 was also lower, at 34.6% versus 58.1% in 2007. The 2007 rate was negatively impacted by goodwill impairment charges totaling $143 million, of which $95 million were non-deductible. This caused the 2007 rate as a percent of pre-tax income to be much higher than normal. In 2008, a tax benefit associated with the write-off of an acquired company’s stock was offset by increased reserves for uncertain tax positions and valuation allowances against deferred tax assets for certain foreign entities.

In the third quarter of 2008, we recorded a $4 million valuation allowance against certain foreign tax assets. The valuation allowance related to our Canadian automotive operations that produce lumbar supports. The automotive industry is currently in a dramatic state of decline, which has reduced the demand for our components. In addition to demand factors, these operations have also been negatively impacted by the strength in recent years of the Canadian dollar versus the U.S. dollar (our Canadian automotive operations sell in U.S. dollars while incurring labor and overhead costs in Canadian dollars, thereby reducing margins). As a result, we believe it is more likely than not we won’t realize the benefit of deferred tax assets associated with these operations.

As a result of recording this tax valuation allowance, we specifically reviewed expected future cash flows for this component of the Automotive Reporting Unit as part of the annual long-lived asset impairment review. Based upon current facts and circumstances, we believe that the carrying value of these operations is recoverable through future operating cash flows. Performance in 2007 and the first half of 2008 was negatively impacted by the strength of the Canadian versus the U.S. Dollar. While it is difficult to predict the future movement in exchange rates, the Canadian dollar has recently weakened versus the U.S. Dollar. If that trend were to continue, this would contribute to the improvement of margins going forward. The carrying value of these operations was $51 million at December 31, 2008, and we expect the future cash flows to recover those assets. Currently, the operations generate positive cash flows that we expect to improve in 2009 through the combination of overhead reductions and reduced material costs caused by expected lower steel prices. We continue to be awarded new product placements so we believe market share loss is not a factor impacting recent performance.

Segment Results (continuing operations)

In the following section we discuss 2008 sales and earnings before interest and taxes (EBIT) from continuing operations for each of our segments. The Residential Furnishings reported amounts for 2007 have been retrospectively adjusted to reflect the reclassification of our Coated Fabrics business unit from continuing to discontinued operations. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note O to the Consolidated Financial Statements on page 117.

PART II

Residential Furnishings

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2008	$2,120	$151	7.1%
Year ended December 31, 2007	2,254	174	7.7%

Decrease	$(134)	$(23)

% decrease	(6)%	(13)%
Internal sales decrease	(5)%
Small divestitures	(1)%

Residential Furnishings sales decreased in 2008, reflecting weak market demand. This decrease was partially offset by inflation-related price increases and market share gains in our U.S. bedding business (discussed under Consolidated Results above).

Demand in our U.S. residential markets was weak throughout 2008, but softened further in late September reflecting reduced spending by consumers on large ticket items that contain our products. International markets, which were relatively stronger earlier in the year, also experienced much softer demand in the latter part of the year as a result of deteriorating global economic conditions.

EBIT and EBIT margins decreased versus 2007 due to lower sales and higher asset impairments and restructuring-related costs (of $14 million), partially offset by a gain from the sale of a business (of $8 million) and operating improvements in certain locations.

Commercial Fixturing & Components

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2008	$711	$14	2.0%
Year ended December 31, 2007	837	(104)	(12.4)%

(Decrease) increase	$(126)	$118

% (decrease) increase	(15)%	113%
Internal sales decrease	(15)%
Acquisitions (net of small divestitures)	0%

Sales decreased in 2008 due to several factors, including our decision in the Store Fixtures business to exit specific sales volume with unacceptable margins, reduced capital spending by retailers, and lower demand for office furniture components.

EBIT and EBIT margins increased versus the prior year, primarily due to the non-recurrence of last year’s goodwill impairment charge (of $143 million), partially offset by lower sales.

PART II

Industrial Materials

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2008	$966	$96	9.9%
Year ended December 31, 2007	776	55	7.1%

Increase	$190	$41

% increase	24%	75%
Internal sales increase	24%
Acquisitions (net of small divestitures)	0%

2008 sales increased significantly, primarily from the pass through of higher steel costs and increased sales of steel billets. Ongoing weak demand in many of our markets (including bedding, furniture, and automotive) offset a portion of the sales gain.

EBIT and EBIT margins also increased versus 2007, primarily due to higher sales and operating improvements in certain locations.

Specialized Products

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2008	$682	$41	6.0%
Year ended December 31, 2007	715	65	9.1%

Decrease	$(33)	$(24)

% decrease	(5)%	(37)%
Internal sales decrease	(5)%
Acquisitions (net of small divestitures)	0%

Sales decreased in 2008, primarily reflecting weak demand that continued throughout the year in our North American automotive business and the fleet portion of Commercial Vehicle Products. Our machinery and European and Asian automotive businesses posted full-year sales growth despite demand softening late in the year.

EBIT and EBIT margins decreased versus the prior year, mainly due to lower sales, higher restructuring-related costs (of $4 million), and higher steel costs with limited recovery.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased $52 million, from a loss of $71 million in 2007 to a loss of $19 million in 2008. This earnings increase was primarily due to lower asset impairments and restructuring-related charges (of $90 million), partially offset by the non-recurrence of a 2007 tax benefit (of $30 million) associated with a difference in book and tax basis of an acquired company’s stock as a result of reaching held for sale status.

PART II

RESULTS OF OPERATIONS—2007 vs. 2006

During 2007, sales from continuing operations decreased slightly. We reported a full year net loss of $.06 per share due to non-cash charges following the implementation of the strategic plan announced in November 2007. Operationally, 2007 earnings reflected ongoing soft demand in the U.S. residential markets. Further details about our consolidated and segment results from continuing operations are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2007, and identifies the major factors contributing to the changes. Reported amounts for 2007 and 2006 have been retrospectively adjusted to reflect the reclassification of our Coated Fabrics business unit from continuing to discontinued operations.

	Amount	%
(Dollar amounts in millions, except per share data)
Net sales from continuing operations:
Year ended December 31, 2006	$4,267
Acquisition sales growth	119	2.8%
Small divestitures	(27)	(0.6)%
Internal sales decline	(109)	(2.6)%

Year ended December 31, 2007	$4,250	(0.4)%

Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2006	$236
Goodwill impairment in Fixture & Display	(120)
Asset impairment	(3)
Higher restructuring-related charges	(4)
Tax items	(24)
Other factors including lower internal sales, partially offset by earnings from recent acquisitions	(26)

Year ended December 31, 2007	$59

Earnings Per Share (continuing operations)—2006	$1.26

Earnings Per Share (continuing operations)—2007	$0.33

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

Full-year earnings from continuing operations of $.33 per share were significantly lower than the prior year, primarily due to the non-cash charges and tax items, but also from weak demand in many of our domestic markets.

PART II

Interest and Income Taxes

Net interest expense in 2007 was generally comparable to 2006.

The consolidated worldwide effective income tax rate in 2007 was 58.1%, versus 29.6% in 2006. The 2006 rate was below historical levels primarily due to the benefit from the write-off of an acquired company’s stock, and a reduction in the valuation allowance for foreign tax credits recorded in 2005 as part of a foreign entity restructuring and cash repatriation transaction. The 2007 rate was negatively impacted by goodwill impairment charges totaling $143 million, of which $95 million were non-deductible. This caused the 2007 rate as a percent of pre-tax income to be much higher than normal.

Segment Results (continuing operations)

In the following section we discuss 2007 sales and EBIT from continuing operations for each of our segments. The Residential Furnishings reported amounts for 2007 have been retrospectively adjusted to reflect the reclassification of our Coated Fabrics business unit from continuing to discontinued operations. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note O to the Consolidated Financial Statements on page 117.

Residential Furnishings

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2007	$2,254	$174	7.7%
Year ended December 31, 2006	2,358	231	9.8%

Decrease	$(104)	$(57)

% decrease	(4)%	(25)%
Internal sales decrease	(6)%
Acquisitions (net of small divestitures)	2%

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

EBIT and EBIT margins decreased versus 2006 primarily due to the internal sales decline. Lower asset impairment and restructuring-related charges ($9 million in 2007 vs. $12 million in 2006) and earnings from recent acquisitions partially offset the EBIT impact from reduced sales.

PART II

Commercial Fixturing & Components

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2007	$837	$(104)	(12.4)%
Year ended December 31, 2006	861	60	7.0%

Decrease	$(24)	$(164)

% decrease	(3)%	(273)%
Internal sales decrease	(3)%
Acquisitions (net of small divestitures)	0%

Sales decreased in 2007, primarily due to lower Store Fixtures volume and our decision to walk away from sales with unacceptable margins, but also from slightly lower demand for office furniture components.

EBIT and EBIT margins were significantly lower than 2006, primarily due to a large, non-cash goodwill impairment charge. The major factors impacting EBIT were:

•	Goodwill impairment ($143 million)
•	Higher asset impairment and restructuring-related charges ($14 million in 2007 vs. $3 million in 2006)
•	Lower internal sales

These items were partially offset by gains from the sales of assets ($8 million).

Industrial Materials

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2007	$776	$55	7.1%
Year ended December 31, 2006	784	55	7.0%

Decrease	$(8)	$—

% decrease	(1)%	0%
Internal sales decrease	(3)%
Acquisitions (net of small divestitures)	2%

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

PART II

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

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, declined $135 million, from $64 million in 2006 to a loss of $71 million in 2007. The earnings decline was primarily due to:

•	Higher asset impairments and restructuring-related charges (of $121 million)
•	Non-recurrence of the 2006 reimbursement of a duty on Canadian lumber imports (of $10 million)
•	Softer demand, lower capacity utilization, and manufacturing inefficiencies in certain operations

These items were partially offset by a tax benefit (of $30 million) associated with a difference in book and tax basis of an acquired company’s stock as a result of reaching held for sale status.

PART II

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Typically, our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. However in 2008, cash proceeds from completed divestitures were another significant source of funds. We ended 2008 with net debt to net capital of 28.4%, below our long-term target, and in line with year-end 2007 levels. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. Page 57 presents a table of the calculation of net debt as a percent of net capital at the end of the past two years.

Uses of Cash

Finance Capital Requirements

For the next year or two, improving returns of the existing asset base will continue to be our primary focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

PART II

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we are more restrictive in funding capital projects. Capital spending in 2009 is expected to be reduced to about $100 million. Growth capital, which had historically been available to all our businesses, is now predominantly earmarked for our Grow business units. Operations designated as Core business units receive capital primarily for productivity enhancements, but expansion capital is limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

As a result of the new acquisition criteria, no significant acquisitions were completed in 2008. In 2007, we acquired three businesses that were expected to add about $100 million to annual revenue ($20 million in Commercial Fixturing & Components, $50 million in Industrial Materials, and $30 million in Specialized Products). These businesses:

■	established a foothold in Asian production of office chair controls
■	manufactured coated wire products, including racks for dishwashers, and presented Leggett with expanded technologies and cross-segment selling opportunities
■	broadened our suite of products for commercial vehicle interiors

We acquired five businesses in 2006 that were expected to add about $75 million to annual revenue. All these transactions occurred in the Residential Furnishings segment. These acquisitions:

■	broadened our geographic presence and product offerings in geo components
■	expanded our rubber carpet underlay business
■	added to our international spring operations

In addition to the initial cash outlays for acquisitions (shown in the accompanying chart), we also assumed debt of $5 million in 2006 and $24 million in 2007. We provide additional details about acquisitions in Note G to the Consolidated Financial Statements on page 100.

PART II

Pay Dividends

With planned improvements in returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. In late 2007, we raised our quarterly dividend to $.25 per share, a 39% increase over the previous $.18 per share quarterly rate. This marks, for 2008, Leggett’s 37th consecutive annual dividend increase at an average compound annual growth rate of over 14%. Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels for the next few years. Maintaining and increasing the dividend remains a high priority. We expect to spend approximately $155 million on dividends in 2009 (less than in 2008 because of share repurchases). Cash from operations has been in recent years, and is expected to continue to be, sufficient to fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the past three years, we repurchased a total of 33 million shares of our stock and

PART II

reduced outstanding shares by about 15%. We repurchased a record 16 million of these shares in 2008, or approximately 9% of shares outstanding, at an average per-share price of $18.70. As we have consistently stated, we intend to use the majority of divestiture proceeds to buy shares of our stock, and to date, we have used approximately half of those funds. The remaining purchases are expected to be completed at a slower pace than previously anticipated as we cautiously await indications that the economy is improving. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2009.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations in 2008, though strong, was $178 million lower than in 2007 primarily due to a smaller year-over-year decrease in working capital. Extremely weak market demand in the latter part of 2008 (which resulted from the financial and credit market distress and related impact on U.S. and global economies) negatively impacted earnings. We expect this demand weakness to continue in 2009. Working capital decreased in 2008 (the changes by major category are reflected in the table below). Fourth quarter production cuts resulted in lower inventory levels (versus the prior year). Accounts receivable also declined primarily due to extremely weak sales late in the year. We continue to aggressively manage our operations in an effort to further improve our working capital position. Some of our specific actions include reducing raw material purchases and production levels where appropriate, increasing collection efforts to ensure customer accounts are paid on time, and optimizing payment terms with our vendors.

In 2007, cash from operations increased $135 million versus 2006, as significant working capital improvements offset lower earnings. The working capital improvements resulted primarily from better accounts receivable collections and ongoing efforts to manage inventories.

PART II

The following table presents key working capital measures at the end of the past two years.

	Amount (in millions)			# Days Outstanding
	2008	2007(4)	Decrease	2008	2007	Decrease
Accounts Receivable, net (1)	$550	$630	$80	49	54	5
Inventory, net (2)	$495	$591	$96	53	62	8
Accounts Payable (3)	$175	$225	$50	19	24	5

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (net sales ÷ number of days in the year).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (cost of goods sold ÷ number of days in the year).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (cost of goods sold ÷ number of days in the year).
(4)	2007 amounts have been retrospectively adjusted to move the Coated Fabrics business unit to held for sale and discontinued operations in the first quarter of 2008.

Working capital levels vary by segment. The Commercial Fixturing & Components segment typically has relatively higher accounts receivable balances due to the longer credit terms required to service certain customers of the Fixture & Display group. This business group also generally requires higher inventory investments due to the custom nature of its products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

At December 31, 2007, we reclassified certain assets related to the planned divestitures as “held for sale” and ceased depreciation and amortization on those assets. Depreciation and amortization expense in 2008 was $43 million lower than in 2007, primarily as a result of the divestitures.

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2008		2007		2006
Long-term debt outstanding:
Scheduled maturities	$774		$796		$906
Average interest rates (1)	4.7%		4.9%		5.0%
Average maturities in years (1)	6.4		6.8		7.4
Revolving credit/commercial paper	77		205		154

Total long-term debt	851		1,001		1,060
Deferred income taxes and other liabilities	134		139		163
Shareholders’ equity (2)	1,653		2,133		2,351

Total capitalization	$2,638		$3,273		$3,574

Unused committed credit:
Long-term	$523		$395		$246
Short-term	–		–		–

Total unused committed credit	$523		$395		$246

Current maturities of long-term debt	$22		$89		$52

Cash and cash equivalents	$165		$205		$132

Ratio of earnings to fixed charges (3)	3.6	x	2.6	x	5.0	x

(1)	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
(2)	Shareholder’s Equity decreased $480 million in 2008, primarily reflecting net share repurchases of $234 million, dividends of $165 million, and currency impacts of $146 million.
(3)	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at December 31, 2008 and 2007, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

PART II

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Dollar amounts in millions)	2008	2007
Long-term debt	$851	$1,001
Current debt maturities	22	89
Cash and cash equivalents	(165)	(205)

Net debt	$708	$885

Total capitalization	$2,638	$3,273
Current debt maturities	22	89
Cash and cash equivalents	(165)	(205)

Net capitalization	$2,495	$3,157

Long-term debt to total capitalization	32.2%	30.6%

Net debt to net capitalization	28.4%	28.0%

Total debt (which includes long-term debt and current debt maturities) decreased $217 million in 2008. During the year, we reduced our commercial paper borrowings by $128 million and paid off $89 million of other long-term debt that came due.

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 16 lenders that terminates in 2012. At December 31, 2008, $77 million of commercial paper was outstanding under this program and is classified as long-term debt. Cash proceeds from the divestitures (discussed on page 35) were used to reduce our outstanding commercial paper balance during 2008. Our commercial paper program has continued to operate efficiently during the recent disruption of global credit markets. However, the change in the credit markets and our short-term ratings downgrade (discussed below) has resulted in an increase of less than 100 basis points in the weighted average effective borrowing rate for the commercial paper issued. This would equate to an additional annual interest cost of less than $1 million based on the level of commercial paper that was issued at the end of 2008. In the event that the disruption in the credit markets was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on our revolving credit agreement. In such event, the cost of borrowing under the credit agreement could be higher than the cost of commercial paper borrowing. The revolving credit agreement provides for the ability to replace outstanding letters of credit. To the extent that we utilize these commitments for letters of credit, it would reduce our commercial paper/loan capacity by a corresponding amount. Over the last two years the list of specific banks participating in our revolving credit agreement has modestly changed as some banks have assigned their lending commitments under the agreement to other participating banks or new participants, all of which have assumed the respective lending obligations. These assignments and assumptions have had no material impact on the availability of credit under the agreement or on the terms or covenants of the agreement. Based on the information currently available to us, we believe that the participating banks continue to have the ability to meet their obligations under the agreement.

PART II

With anticipated operating cash flows and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, and fund future growth.

Most of our debt has fixed repayment dates. At the end of 2008, this debt consisted primarily of term notes. We have maintained a debt rating in the “A” category (from Moody’s and Standard and Poor’s) on our term notes and public debt for over a decade. On November 12, 2008, Moody’s downgraded our long term debt rating from “A2” to “A3” and our commercial paper rating from “P1” to “P2” citing accelerating contraction in residential and automotive related consumer spending. On November 25, 2008, S&P downgraded our long-term corporate credit and senior unsecured debt ratings from “A” to “A-” and our short-term and commercial paper ratings from “A-1” to “A-2” citing weak market conditions and financial policies that include a high dividend payout and share repurchases. In addition, both Moody’s and S&P assigned a negative outlook to each of their respective ratings. The ratings downgrades have not had an impact on our ability to issue commercial paper, but they have increased, and are expected to continue to increase, our cost of short-term borrowing. Also, if we choose to borrow under our $600 million revolving credit agreement, which expires in 2012, our interest cost under this agreement would be increased approximately five basis points as a result of the new ratings. We do not expect the ratings downgrades to have a material impact on our liquidity or our ability to access the long-term credit market.

These credit ratings reflect the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. These ratings are not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating agency may have different criteria for evaluating company risk and, therefore, each rating should be evaluated separately.

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations and commitments:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt (1)	$869	$21	$10	$279	$559
Capitalized leases	5	1	4	—	—
Operating leases	130	37	50	27	16
Purchase obligations (2)	315	315	—	—	—
Interest payments (3)	251	49	72	65	65
Deferred income taxes	17	—	—	—	17
Other obligations (4)	116	3	13	7	93

Total contractual cash obligations	$1,703	$426	$149	$378	$750

(1)	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due. Long-term debt includes $77 million of outstanding commercial paper. We have classified commercial paper as long-term debt (due in 3-5 years) since the commercial paper program is supported by a $600 million revolving credit agreement which terminates in 2012.
(2)	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
(3)	Interest payments are calculated on debt outstanding at December 31, 2008 at rates in effect at the end of the year. These totals include interest on the $77 million of outstanding commercial paper discussed above.
(4)	Other obligations include uncertain tax positions of $38 million in the “More Than 5 Years” column because these obligations are long-term in nature and actual payment dates can not be specifically determined. Other obligations also include our current estimate of minimum contributions to defined benefit pension plans.

PART II

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

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 82.

Asset and Goodwill Impairment

Goodwill is assessed for impairment annually, and as triggering events occur. Other long-lived assets are tested for recoverability at year-end and whenever events or circumstances indicate the carrying value may not be recoverable. The assessments are performed to ensure that future cash flows (from use of the assets) exceed the assets’ book value. In doing so, we make judgments and estimates about: a) the future cash flows expected from use (and eventual disposition) of the assets, and b) the assets’ fair market values. If actual future cash flows are lower than our estimates, we could incur future (unanticipated) impairment charges.

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

PART II

The annual goodwill impairment review performed in June 2008 indicated no goodwill impairments. As a result of the deterioration in the economic and financial climate in the fourth quarter of 2008, interim goodwill and other long-lived asset impairment analyses were performed in the fourth quarter. The goodwill analysis confirmed that estimated fair values exceeded carrying values for all reporting units. Future cash flow assumptions were reduced to reflect lower sales and production levels for 2009 and 2010, returning to historical levels thereafter. Other long-lived asset impairment charges of $12 million were recorded in the fourth quarter 2008. If actual results differ from estimates used in these calculations, the Company could incur future (unanticipated) impairment charges.

Throughout 2008, we recorded $26 million of goodwill and $6 million of other long-lived asset impairments related to businesses held for sale as updated estimates of fair value less costs to sell became more certain.

In June 2007, we performed the annual goodwill impairment review and determined that no impairments were indicated for any reporting units. In the fourth quarter 2007, we performed an interim goodwill impairment review as a result of the November Strategic Plan which was considered a “triggering event” as defined in FAS 142. The fair value of each reporting unit was adjusted to reflect the significant decrease in the Company’s overall market value since June. In addition, individual reporting units impacted by the 2007 Strategic Plan were revised to reflect updated margin and growth assumptions.

Since the carrying amounts of our Fixture & Display and Aluminum Products reporting units were determined to exceed their fair values, we performed the second step of the goodwill impairment test to determine the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair values of the reporting units identified above were determined using the discounted cash flow method and comparable market values for similar entities using price to earnings ratios. Application of the discounted cash flow method requires significant projections and assumptions. The significant assumptions used in this approach include estimates of our future revenues, profits, capital expenditures, working capital requirements, operating plans, industry data and other relevant factors. As a result of this process, we recorded goodwill impairment charges in the fourth quarter of 2007 related to the Fixture & Display and Aluminum Products reporting units of $143 and $83 million, respectively. In addition, we recorded goodwill and asset impairments of $51 million in the fourth quarter 2007 relating to other held-for-sale locations.

Discounted cash flow projections for these two reporting units were based on 10-year financial forecasts. These forecasts were based on annual financial forecasts developed internally by management for use in managing the business. The significant assumptions of these forecasts included a compound annual growth rate during the 10 years of 5% and

PART II

4% related to Fixture & Display and Aluminum Products, respectively. Terminal values for each reporting unit were calculated using a long-term growth rate of 3%. Future cash flows were discounted to present value using a discount rate of 12% for Fixture & Display and 13% for Aluminum Products. Actual results may differ materially from these assumptions. If actual results differ from estimates used in these calculations, we could incur future (unanticipated) impairment charges in the Fixture & Display reporting unit.

Inventory

In determining the value of inventories, we make assumptions about the value of products that are obsolete or slow-moving (i.e. not selling very quickly). If we have had no sales of a given product for 12 months, those items are generally deemed to have no value and are written down completely. If we have more than a one-year’s supply of a product, we value that inventory at net realizable value (what we think we will recover); historically, this write-down has been approximately 35% on average.

At December 31, 2008, we had reduced inventory values of continuing operations by $38 million (approximately 6% of the total FIFO inventory) to account for obsolete and slow moving items. At December 31, 2007, an adjustment of $43 million had been recognized, resulting in a decrease in the valuation allowance during 2008 of $5 million. A summary of the inventory valuation allowance by segment is as follows (in millions):

Segment	2008	2007
Residential Furnishings	$9	$13	(1)
Commercial Fixturing & Components	14	14
Industrial Materials	4	3
Specialized Products	11	13

Total	$38	$43

(1)	The 2007 valuation allowance in Residential Furnishings includes $3 million for the Coated Fabrics business that we intend to divest as part of the 2007 Strategic Plan, but that did not meet the requirements for held for sale and discontinued operations treatment until 2008.

These adjustments relate to a broad range of products. The majority of the Residential Furnishings valuation allowance relates to innerspring products, steel mechanisms and hardware for furniture, and structural fabrics for mattresses and furniture. The Commercial Fixturing & Components valuation allowance is primarily for store fixtures and displays, and to a lesser extent, office components and chair controls. The Industrial Materials valuation allowance is mostly for wire retail fixtures. The Specialized Products valuation allowance is for automotive lumbar and seat suspension systems, digital printing machinery, and component parts used in the assembly of van interiors.

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

PART II

Over the past five years, we have incurred, on average, $26 million annually for costs associated with these insurance programs. Average year-to-year variation over the past five years has been approximately $3 million. At December 31, 2008, we had accrued $71 million to cover future self-insurance liabilities.

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

The total amount of credit losses over the last three years is $35 million. At December 31, 2008, our reserves for doubtful accounts not held for sale totaled $38 million (about 6% of our accounts and notes receivable of $634 million).

Pension Accounting

For our pension plans, we must estimate the cost of benefits to be provided (well into the future) and the current value of those benefit obligations. The two most critical assumptions affecting these estimates are the discount rate and the expected return on assets. Other assumptions include rates of compensation increases, withdrawal and mortality rates, and retirement ages. These estimates impact the pension expense or income we recognize and our reported benefit obligations. We have recognized the impact of individual plans’ funded amounts on the balance sheet, and in 2008, changed to a December 31 measurement date (from September 30 in previous years).

To reflect market interest rates, in 2008 the discount rate for our major pension plans was unchanged at 6.0%. This follows an increase in 2007 from 5.75% to 6.0%. For 2008, we assumed long-term returns of 8.0% on the assets of these plans, which was identical to our 2007 and 2006 assumptions.

Sensitivity to changes in the critical assumptions for our major plans is as follows:

•	Discount rate: a 25 basis point decrease in the discount rate would increase pension expense by approximately $.5 million and decrease the plans’ funded status by approximately $5 million.
•	Expected return on assets: a 25 basis point reduction in the expected return on assets would increase pension expense by $.4 million, but have no effect on the plans’ funded status.

We expect that the combined contribution in 2009 to our defined benefit plans will total approximately $3 million. On December 31, 2006, our defined benefit Retirement Plan covering non-union employees was frozen, thereby eliminating the future accrual of benefits to participants and closing the plan to future enrollment. This plan change reduced the projected benefit obligation by $12 million, and reduced 2007 pension expense by $4 million. Participants were moved to a defined contribution plan with a company contribution based upon the age of the participant.

PART II

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

At December 31, 2008, six open years were undergoing (or subject to) audit by the United States Internal Revenue Service (IRS) and Canada Revenue Agency. Amended federal returns were filed with the IRS in 2008 for the 2004 tax year with a refund of $3 million expected. These filings are subject to review by the IRS, with the largest issue related to a research and development credit. In 2006, the IRS examination for the years 2002 and 2003 was concluded. A final report was issued, and the net refund of approximately $11 million, plus interest, was received in 2007. The largest issue pertained to a refund claim we made for a worthless stock deduction. The resolution of this item was reflected in 2006 as a reduction in the Company’s overall tax rate. Canada Revenue Agency examinations are underway for 2003 through 2006, which are at various stages of completion, but to date the Company is not aware of any material adjustments.

At December 31, 2008 and 2007, we had $24 million and $25 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount and source of future taxable income. Valuation reserves are established against future potential tax benefits to reflect the amounts that we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of such earnings.

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

The Company believes it did not manufacture the foam subject to the lawsuit and that it has valid defenses to the claims. Nevertheless, with the Company’s consent, the

PART II

Company’s primary insurance carrier reached a tentative settlement with counsel for all plaintiffs on April 29, 2008. If the settlement is approved by the court, the Company will pay a $2 million self-insured retention and the remainder of the $18.2 million settlement is the responsibility of the insurance carrier. The settlement is subject to contingencies, including approval by the court. Management does not believe the settlement or the outcome will have a material effect on the Company’s financial condition, operating cash flows or results of operations.

On February 5, 2009, a shareholder derivative complaint was filed by the New England Carpenters Pension Fund, which represented that it owns 3,000 shares of Leggett stock, in the Circuit Court of Jasper County, Missouri. The complaint is substantially similar to a lawsuit filed by the New England Carpenters Pension Fund in federal court on September 4, 2008, which the plaintiff voluntarily dismissed on September 26, 2008 without prejudice to its right to re-file. However, this new lawsuit has fewer claims and asserts no federal causes of action. The action is purportedly brought on behalf of the Company, naming it as a nominal defendant and naming as defendants certain current and former officers and directors of the Company.

The plaintiff alleges, among other things, that the individual defendants participated in the backdating of stock options, breached fiduciary duties, caused or allowed the Company to issue false and misleading financial statements and proxy statements, and sold Company stock while in possession of material non-public information. The plaintiff seeks, among other things, unspecified monetary damages against the individual defendants, certain equitable and other relief relating to the profits from the alleged improper conduct, the adoption of certain Company corporate governance proposals, the imposition of a constructive trust over the defendants’ stock options and proceeds, punitive damages, the rescission of certain unexercised options, and the reimbursement of litigation costs. The plaintiff is not seeking any monetary relief from the Company. Policies of directors and officers liability insurance are in force, subject to customary limits and exclusions.

The complaint is based on a statistical analysis of stock option grants and Leggett stock prices that we believe is flawed. We believe this lawsuit does not take into consideration important aspects of Leggett’s stock option plans. For example, the plaintiff has noted only one set of stock option grants, made on December 30, 2005, within what we believe to be the applicable 5-year statute of limitations. These option grants were made in accordance with the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. We provided plaintiff’s counsel with this publicly available documentation before they dismissed the prior federal court lawsuit.

The Company expects that the outcome of this litigation will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

PART II

NEW ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” provision which requires it to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company previously used September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and the Company recorded a $.5 million (net of tax) increase to beginning retained earnings on January 1, 2008. The Company previously adopted the provisions of this statement which were effective December 31, 2006 to recognize the funded status of its defined benefit plans in the balance sheet and to recognize as a component of other comprehensive income changes in funded status from year to year that are not otherwise reflected in income.

As discussed in Note T to the Consolidated Financial Statements on page 126, the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” were adopted on January 1, 2008 for financial assets and liabilities of the Company. SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure. SFAS 157 also has an effective date of January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has evaluated the effect of this standard and does not believe that it will have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. Because the adoption of SFAS 141R will be applied prospectively, it is not expected to have a material impact on the Company’s financial statements.

PART II

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

In April 2008, FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for the Company beginning January 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP SFAS No. 142-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. It was effective 60 days following the Securities and Exchange Commission’s approval on September 16, 2008, of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will not result in a change in the Company’s current practice.

In October 2008, FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued. This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance. Its adoption did not have a material effect on the Company’s consolidated financial statements.

PART II

In December 2008, FSP SFAS No. 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” was issued. This FSP requires additional disclosure surrounding plan assets of defined benefit pension plans in the Company’s December 31, 2009 financial statements. Additional disclosures related to benefit plan assets include information about investment policies and strategies, the fair value of each major category of plan assets, and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets. Its adoption is not expected to have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States Dollars. The fair value of fixed rate debt was less than its carrying value by $107.1 at December 31, 2008, and less than its carrying value by $45.1 at December 31, 2007. The decrease in the fair market value of the Company’s debt is primarily due to the increase in credit spreads over risk-free rates as compared to the prior year-end. The fair value of fixed rate debt at December 31, 2008 was based upon a Bloomberg secondary market rate. The fair value of fixed rate debt at December 31, 2007 was based upon the U.S. Treasury bond rate for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2009	2010	2011	2012	2013	Thereafter	2008	2007
Principal fixed rate debt	$15.0	$—	$—	$—	$200.0	$530.0	$745.0	$816.5
Average interest rate	7.26%	—%	—%	—%	4.70%	4.73%	4.77%	4.91%
Principal variable rate debt	.5	8.5	.5	.5	—	21.5	31.5	32.0
Average interest rate	3.50%	1.43%	3.50%	3.50%	—%	1.88%	1.83%	3.58%
Miscellaneous debt*							97.1	240.8

Total debt							873.6	1,089.3
Less: current maturities							(22.4)	(88.7)

Total long-term debt							$851.2	$1,000.6

*	Includes $77 and $205 of commercial paper in 2008 and 2007, respectively, supported by a $600 revolving credit agreement which terminates in 2012.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks, The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It

PART II

is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges, fair value hedges and net investment hedges is provided in Note R on page 123 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed in Note R on page 123 to the Notes to the Consolidated Financial Statements. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries, including those held for sale, at December 31 is as follows:

Functional Currency	2008	2007
European Currencies	$287.4	$328.5
Canadian Dollar	205.1	301.4
Chinese Renminbi	160.0	125.8
Mexican Peso	51.6	87.7
Other	44.5	70.7

Total	$748.6	$914.1

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Financial Statement Schedule and supplementary financial information included in this Report are listed in Item 15 and begin immediately after Item 15, and are incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2008 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2008, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded,

PART II

processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 75, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 76 of this Form 10-K. Each is incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Change in Director Nominees

On February 19, 2009, the Board of Directors nominated all of the Company’s current directors to stand for re-election, except Raymond F. Bentele. Section 2.3 of our Bylaws states that no director upon reaching the age of 72 shall stand for election to the Board unless a waiver is given. Mr. Bentele is 72 years old. The Board did not waive this provision. Mr. Bentele will continue to serve as a director until his current term expires on May 7, 2009.

Because this Annual Report on Form 10-K is being filed within four business days from February 19, 2009, the change in director nominees is being disclosed hereunder rather than under Item 5.02(b) of Form 8-K.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The section entitled “Proposal 1—Election of Directors” and subsections entitled “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2009, are incorporated by reference.

Directors of the Company

Directors are elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors, except Mr. Bentele, have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 7, 2009. If a nominated director fails to receive an affirmative majority of the votes cast in the director election, the director has agreed to submit a resignation to the Board. The Board, in its discretion, may accept the resignation.

Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Messrs. Haffner and Glassman (which expire May 7, 2009) provide that they may terminate the agreement if not elected as a director. See the Exhibit Index on page 131 for reference to the agreements.

Raymond F. Bentele, age 72, served as President and Chief Executive Officer of Mallinckrodt, Inc., a manufacturer of medical and specialty chemical products, from 1981 until his retirement in 1992. He serves as a director of The Mosaic Company, a producer of crop nutrient minerals, and AMCON Distributing Company, a distributor of food and beverage products. He was first elected as a director of the Company in 1995.

Ralph W. Clark, age 68, was a Vice President of International Business Machines Corporation (IBM) from 1988 until 1994. He also served as Chairman of Frontec AMT Inc., a software company, until his retirement in 1998. Mr. Clark was first elected as a director of the Company in 2000.

Robert Ted Enloe, III, age 70, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. He also served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. Mr. Enloe serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. He was first elected as a director of the Company in 1969.

Richard T. Fisher, age 70, has been Senior Managing Director, Midwest Division of Oppenheimer & Co., an investment banking firm since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher was first elected as a director of the Company in 1972 and has served as Chairman of the Board since 2008.

PART III

Karl G. Glassman, age 50, was appointed Chief Operating Officer of the Company in 2006 and Executive Vice President in 2002. He previously served the Company as President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and President of Bedding Components from 1996 through 1998. Mr. Glassman has served the Company in various capacities since 1982. He was first elected as a director of the Company in 2002.

David S. Haffner, age 56, was appointed Chief Executive Officer of the Company in 2006 and has served as President of the Company since 2002. He previously served as the Company’s Chief Operating Officer from 1999 to 2006, Executive Vice President from 1995 to 2002 and in other capacities since 1983. Mr. Haffner serves as a director of Bemis Company, Inc., a manufacturer of flexible packaging and pressure sensitive materials. Mr. Haffner was first elected as a director of the Company in 1995.

Joseph W. McClanathan, age 56, has served as President and Chief Executive Officer of the Energizer Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, since November 2007. Prior to his current position, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, President, North America, from 2002 to 2004, and as Vice President, North America, from 2000 to 2002. He was first elected as a director of the Company in 2005.

Judy C. Odom, age 56, served as Chairman of the Board and Chief Executive Officer of Software Spectrum, Inc., a computer software company, until 2002. She is a director of Harte Hanks Inc., a direct marketing company. Ms. Odom was first elected as a director of the Company in 2002.

Maurice E. Purnell, Jr., age 69, has been Of Counsel to the law firm of Locke Lord Bissell & Liddell LLP, or its predecessor firm, since 2002, where he had been a partner since 1972. Mr. Purnell was first elected as a director of the Company in 1988.

Phoebe A. Wood, age 55, served in various capacities at Brown-Forman Corporation, a diversified consumer products manufacturer until her retirement in 2008. She was appointed Vice Chairman in 2007 and served as Chief Financial Officer since 2001. She also served as Executive Vice President from 2001 to 2007. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. Ms. Wood was first elected as a director of the Company in 2005.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s Internet website at http://www.leggett.com. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

PART III

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12 month period. We routinely post all material information to our website. However, the Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsections entitled “Board and Committee Composition and Meetings” and “Director Compensation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2009, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2009, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2009, are incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2009, are incorporated by reference.

PART IV

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

The Reports, Financial Statements and Financial Statement Schedules listed below are included in this Form 10-K:

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.

(b) Exhibits—See Exhibit Index beginning on page 131.

We did not file other long-term debt instruments because the total amount of securities authorized under any of these instruments does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

PART IV

Management’s Annual Report on Internal Control Over Financial Reporting

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Leggett & Platt are being made only in accordance with authorizations of management and directors of Leggett & Platt; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Leggett & Platt assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2008, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2008.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 76 of this Form 10-K.

/s/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN
David S. Haffner President and Chief Executive Officer	Matthew C. Flanigan Senior Vice President and Chief Financial Officer

February 23, 2009	February 23, 2009

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Leggett & Platt, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PART IV

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

/S/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO

February 23, 2009

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year ended December 31
(Amounts in millions, except per share data)	2008	2007	2006
Net sales	$4,076.1	$4,250.0	$4,266.9
Cost of goods sold	3,384.9	3,454.2	3,464.3

Gross profit	691.2	795.8	802.6
Selling and administrative expenses	423.2	429.7	395.3
Amortization of intangibles	24.5	23.3	15.7
Impairment of goodwill	—	142.6	—
Other expense, net	15.8	9.3	8.2

Earnings from continuing operations before interest and income taxes	227.7	190.9	383.4
Interest expense	48.4	58.6	54.2
Interest income	8.7	9.5	6.4

Earnings from continuing operations before income taxes	188.0	141.8	335.6
Income taxes	65.1	82.4	99.5

Earnings from continuing operations	122.9	59.4	236.1
Earnings (loss) from discontinued operations, net of tax	(18.5)	(70.6)	64.2

Net earnings (loss)	$104.4	$(11.2)	$300.3

Earnings per share from continuing operations
Basic	$0.73	$0.33	$1.26

Diluted	$0.73	$0.33	$1.26

Earnings (loss) per share from discontinued operations
Basic	$(0.11)	$(0.39)	$.35

Diluted	$(0.11)	$(0.39)	$.35

Earnings (loss) per share, net
Basic	$0.62	$(0.06)	$1.61

Diluted	$0.62	$(0.06)	$1.61

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$164.7	$205.4
Accounts and other receivables, net	550.5	640.2
Inventories
Finished goods	309.4	348.3
Work in process	46.8	54.2
Raw materials and supplies	266.1	260.4
LIFO reserve	(127.3)	(63.7)

Total inventories, net	495.0	599.2
Other current assets	65.6	104.6
Current assets held for sale	31.0	285.0

Total current assets	1,306.8	1,834.4

Property, Plant and Equipment—at cost
Machinery and equipment	1,103.4	1,157.7
Buildings and other	592.7	603.6
Land	44.7	49.7

Total property, plant and equipment	1,740.8	1,811.0
Less accumulated depreciation	1,059.4	1,084.1

Net property, plant and equipment	681.4	726.9
Other Assets
Goodwill	875.6	931.3
Other intangibles, less accumulated amortization of $76.9 and $65.9 at December 31, 2008 and 2007, respectively	197.4	232.2
Sundry	70.5	78.2
Non-current assets held for sale	30.2	269.5

Total other assets	1,173.7	1,511.2

TOTAL ASSETS	$3,161.9	$4,072.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$22.4	$88.7
Accounts payable	175.3	227.6
Accrued expenses	234.9	258.7
Other current liabilities	84.2	152.2
Current liabilities held for sale	7.4	72.4

Total current liabilities	524.2	799.6

Long-term Liabilities
Long-term debt	851.2	1,000.6
Other long-term liabilities	116.3	96.3
Deferred income taxes	17.2	42.3
Non-current liabilities held for sale	—	1.0

Total long-term liabilities	984.7	1,140.2

Commitments and Contingencies

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	496.1	500.0
Retained earnings	2,062.1	2,122.3
Accumulated other comprehensive income	11.4	193.5
Less treasury stock—at cost (43.0 and 30.1 shares at December 31, 2008 and 2007, respectively)	(918.6)	(685.1)

Total shareholders’ equity	1,653.0	2,132.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,161.9	$4,072.5

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
(Amounts in millions)	2008	2007	2006
Operating Activities
Net earnings (loss)	$104.4	$(11.2)	$300.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	115.9	156.9	156.6
Amortization	24.5	26.5	18.8
Impairment charges:
Goodwill	25.6	243.0	—
Other long-lived assets	19.2	44.1	4.3
Writedown of inventories	27.1	22.5	10.7
Net loss (gain) from sales of assets	2.3	(35.8)	(10.3)
Deferred income tax expense (benefit)	25.5	(56.1)	5.3
Stock-based compensation	41.6	49.0	48.6
Other	(.3)	(6.9)	8.6
Other changes, excluding effects from acquisitions and divestitures:
Decrease in accounts and other receivables	54.1	98.9	11.1
Decrease (increase) in inventories	49.9	65.5	(61.2)
Decrease (increase) in other current assets	9.5	10.5	(2.9)
(Decrease) increase in accounts payable	(46.8)	13.0	(5.3)
Decrease in accrued expenses and other current liabilities	(16.3)	(6.2)	(5.7)

Net Cash Provided by Operating Activities	436.2	613.7	478.9
Investing Activities
Additions to property, plant and equipment	(118.3)	(148.8)	(166.3)
Purchases of companies, net of cash acquired	(10.3)	(111.3)	(83.2)
Proceeds from sales of assets	407.6	111.9	31.8
Other	(15.7)	(9.8)	(13.8)

Net Cash Provided by (Used for) Investing Activities	263.3	(158.0)	(231.5)
Financing Activities
Additions to debt	248.0	154.5	187.0
Payments on debt	(523.8)	(188.5)	(114.0)
Dividends paid	(165.1)	(124.8)	(121.1)
Issuances of common stock	5.9	7.2	10.6
Purchases of common stock	(296.5)	(237.1)	(150.3)
Other	(2.0)	(2.8)	1.7

Net Cash Used for Financing Activities	(733.5)	(391.5)	(186.1)

Effect of Exchange Rate Changes on Cash	(6.7)	9.3	5.7

(Decrease) increase in Cash and Cash Equivalents	(40.7)	73.5	67.0
Cash and Cash Equivalents—Beginning of Year	205.4	131.9	64.9

Cash and Cash Equivalents—End of Year	$164.7	$205.4	$131.9

Supplemental Information
Interest paid	$49.7	$59.9	$57.9
Income taxes paid	51.6	118.7	136.9
Property, plant and equipment acquired through capital leases	1.6	3.5	3.5
Liabilities assumed of acquired companies	.2	47.9	22.5
Long-term notes received for divestitures	27.4	—	2.3

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Shareholders’ Equity

	Year ended December 31
(Amounts in millions, except per share data)	2008	2007	2006
Common Stock
Balance, beginning and end of period	$2.0	$2.0	$2.0

Additional Contributed Capital
Balance, beginning of period	$500.0	$493.4	$464.4
Stock options and benefit plans transactions	13.1	21.4	38.3
Treasury stock issued	(16.7)	(16.2)	(11.3)
Tax (expense) benefit related to stock options	(.3)	1.4	2.0

Balance, end of period	$496.1	$500.0	$493.4

Retained Earnings
Balance, beginning of period	$2,122.3	$2,270.7	$2,093.1
Adjustment to apply SFAS 158 measurement date provision	.5	—	—
Net earnings (loss)	104.4	(11.2)	300.3
Cash dividends declared (per share: 2008—$1.00; 2007—$.78; 2006—$.67)	(165.1)	(137.2)	(122.7)

Balance, end of period	$2,062.1	$2,122.3	$2,270.7

Treasury Stock
Balance, beginning of period	$(685.1)	$(490.6)	$(376.8)
Treasury stock purchased	(297.9)	(245.0)	(151.8)
Treasury stock issued	64.4	50.5	38.0

Balance, end of period	$(918.6)	$(685.1)	$(490.6)

Accumulated Other Comprehensive Income
Balance, beginning of period	$193.5	$75.6	$66.3
Changes in foreign currency translation adjustments, net investment and cash flow hedges, and defined benefit plans, net of tax	(182.1)	117.9	29.1
Adjustment to initially apply SFAS 158	—	—	(19.8)

Balance, end of period	$11.4	$193.5	$75.6

Total Shareholders’ Equity	$1,653.0	$2,132.7	$2,351.1

Comprehensive Income
Net earnings (loss)	$104.4	$(11.2)	$300.3
Foreign currency translation adjustments	(146.5)	94.0	33.9
Net investment hedges	2.3	(1.1)	(1.1)
Cash flow hedges	(1.9)	2.9	(5.6)
Other	—	.2	(.2)
Defined benefit plans	(36.0)	21.9	2.1

Total Comprehensive (Loss) Income	$(77.7)	$106.7	$329.4

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2008, 2007 and 2006

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

INVENTORIES: All inventories are stated at the lower of cost or market. The Company generally uses standard costs which include materials, labor and production overhead at normal production capacity. The cost for approximately 60% of the Company’s inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals and foam scrap. For the remainder of the inventories, the Company principally uses the first-in, first-out (FIFO) method, which is approximated by the Company’s standard costs. For these inventories, the FIFO cost at December 31, 2008 and 2007 approximated expected replacement cost.

Inventories are reviewed at least quarterly for slow moving and potentially obsolete items using actual inventory turnover, and if necessary, are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory not held for sale on a FIFO basis were $38.0 and $42.6, as of December 31, 2008 and 2007, respectively, for a net decrease of $4.6. The 2007 valuation allowance included $3.4 for our Coated Fabrics business unit that was part of the 2007 Strategic Plan, but did not meet the criteria for held for sale at December 31, 2007.

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

If a business is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the income statement. Interest on debt directly attributable to the discontinued operation is allocated to discontinued operations. Gains and losses related to the sale of businesses that do not meet the discontinued operation criteria are reported in continuing operations and separately disclosed if significant.

Assets Held for Sale—An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost, less accumulated depreciation. Assets are depreciated by the straight-line method and salvage value, if any, is assumed to be minimal. Depreciable lives primarily range from 3 to 20 years for machinery and equipment with a weighted average life of 9 years; 10 to 40 years for buildings with a weighted average life of 27 years; and 3 to 15 years for other items with a weighted average life of 7 years. Accelerated methods are used for tax purposes.

Property is tested for recoverability at year end and whenever events or changes in circumstances indicate that its carrying value may not be recoverable as discussed above.

GOODWILL: Goodwill results from the acquisition of existing businesses and is not amortized; it is assessed for impairment annually and as triggering events may occur. The Company performs its annual review in the second quarter of each year. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. Reporting units are business groups one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

If the carrying value of the group exceeds its fair value, the second step of the process is necessary and involves a comparison of the implied fair value and the carrying value of the goodwill of that group. If the carrying value of the goodwill of a group exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the business groups. In making this assessment, we estimate the fair market values of our reporting units using a discounted cash flow model and comparable market values for similar entities using price to earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the group is an important factor, but not the only factor, in our assessment. There are inherent assumptions and judgments required in the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

OTHER INTANGIBLE ASSETS: Substantially all of the Company’s other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 to 40 years with a weighted average of 16 years and are evaluated for impairment using a process similar to that used in evaluating the recoverability of property, plant and equipment.

STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS 123. As part of its adoption of SFAS 123(R), the Company calculates any tax benefit windfalls or shortfalls for stock-based compensation under the provisions of SFAS 123(R). Compensation expense for stock options granted is recognized using the straight line method over the vesting period of the options, fair value is calculated on the grant date using the Black-Scholes option-pricing model.

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

RESTRUCTURING COSTS: Restructuring costs are items such as employee termination, contract termination, plant closure and asset relocation costs related to exit activities. Restructuring-related items are inventory writedowns and gains or losses from sales of assets recorded as the result of exit activities. The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. Certain termination benefits for which employees are required to render service are recognized ratably over the respective future service periods.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company utilizes derivative financial instruments to manage market and financial risks related to interest rates, foreign currency and commodities. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however some instruments that economically manage currency risk may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2008 presentation:

•	In the Consolidated Balance Sheets—certain current liabilities associated with held for sale items have been reclassified between “Accrued expenses” and “Other current liabilities.”

•

In the Consolidated Statements of Operations and all related notes—Prior periods have been retrospectively adjusted to reflect the movement of the Coated Fabrics unit, previously in the Residential Furnishing segment, to discontinued operations. (See Note B.)

NEW ACCOUNTING STANDARDS: On January 1, 2008, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” provision which requires it to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company previously used September 30 as the measurement date for its most significant plans. The Company has chosen to perform a measurement that covers the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and the Company recorded a $.5 (net of tax) increase to beginning retained earnings on January 1, 2008. The Company previously adopted the provisions of this statement which were effective December 31, 2006 to recognize the funded status of its defined benefit plans in the balance sheet and to recognize as a component of other comprehensive income changes in funded status from year to year that are not otherwise reflected in income.

As discussed in Note T, the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” were adopted on January 1, 2008 for financial assets and liabilities of the Company. SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure. SFAS 157 also has an effective date of January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has evaluated the effect of this standard and does not believe that it will have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. Because the adoption of SFAS 141R will be applied prospectively, it is not expected to have a material impact on the Company’s financial statements.

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

In April 2008, FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for the Company beginning January 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP SFAS No. 142-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. It was effective 60 days following the Securities and Exchange Commission’s approval on September 16, 2008, of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will not result in a change in the Company’s current practice.

In October 2008, FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued. This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance. Its adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2008, FSP SFAS No. 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” was issued. This FSP requires additional disclosure surrounding plan assets of defined benefit pension plans in the Company’s December 31, 2009 financial statements. Additional disclosures related to benefit plan assets include information about investment policies and strategies, the fair value of each major category of plan assets, and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets. Its adoption is not expected to have a material impact on the Company’s financial statements.

B—Discontinued Operations and Assets Held for Sale

During 2007 the Company completed an extensive review of its business portfolio and determined that it will exit certain of its business activities. This includes the divestiture of some operations, the pruning of some business and the closure of certain underperforming plants, referred to as the 2007 Strategic Plan. Details related to completed divestitures are discussed below.

Fourth quarter 2008

•

Fibers unit—The sale of this unit resulted in a pretax loss of $8.6 ($7.8 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously reported in the Residential Furnishings segment.

Third quarter 2008

•

Aluminum Products segment—This segment was sold for $300 in cash, a $25 subordinated note (book value of $14), and shares of preferred stock (no book value, with face value not to exceed $25, dependent upon future performance of the divested business). The sale of this business resulted in a pre-tax gain of $7.6 ($16.0 gain after taxes) that is reported within earnings from discontinued operations.

•

Wood Products unit—The sale of this unit resulted in a pretax loss of $4.1 ($4.4 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously part of the Residential Furnishings segment.

•

Plastics unit—The sale of this unit resulted in a pretax loss of $9.4 ($6.7 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously reported in the Commercial Fixturing & Components segment.

•

The dealer portion of the Commercial Vehicle Products unit—The sale of this business resulted in a pretax gain of $.4 ($.3 gain after taxes) that is reported within earnings from discontinued operations. This business was previously reported in the Specialized Products segment.

First quarter 2008

•

One automotive seating components operation—The sale of this business resulted in a pre-tax loss of $2.5 ($1.7 loss net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Specialized Products segment.

•

One metal store fixture operation—This operation was classified as held for sale at December 31, 2007, but did not meet the requirements for discontinued operations. The results for this operation (including a pre-tax gain on sale of $1.5) are included in the Commercial Fixturing & Components segment. The pre-tax gain is reported in “Other expense, net” on the Consolidated Statements of Operations.

First quarter 2007

•

Prime Foam Products unit—The sale of this unit resulted in a pre-tax gain of $23.7 ($12.1 gain after taxes) that is reported within earnings from discontinued operations. This business was previously part of the Residential Furnishings segment.

The Company has two remaining businesses held for sale (Coated Fabrics and Storage Products) and pre-tax proceeds are expected to recover the carrying value of the assets held for sale as presented in the following tables. Completion of these dispositions is expected in the near term, although market conditions may delay the timing of these dispositions. The net assets held for sale may fluctuate due to changes in working capital until these businesses are divested.

Results from discontinued operations for the years ended December 31 were as follows:

	2008	2007	2006
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$44.4	$191.6
Wood Products Unit	42.3	52.6	54.3
Fibers Unit	77.6	88.3	97.4
Coated Fabrics Unit (1)	36.0	56.4	66.1
Commercial Fixturing & Components:
Plastics Unit	33.4	44.7	48.6
Storage Products Unit	79.5	92.9	104.0
Aluminum Products Segment	270.5	493.8	543.3
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	45.4	88.5	98.6
An automotive seating components operation	3.9	37.3	34.6

External sales	$588.6	$998.9	$1,238.5

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$(2.5)	$25.4	$22.1
Wood Products Unit	(1.9)	(12.4)	15.0
Fibers Unit (2)	(15.9)	5.0	8.0
Coated Fabrics Unit (2)	(7.0)	(13.4)	(1.2)
Commercial Fixturing & Components:
Plastics Unit	(4.2)	5.0	4.3
Storage Products Unit (2)	(9.1)	5.7	4.9
Aluminum Products Segment	24.7	(77.7)	46.8
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit (3)	(13.0)	(25.0)	.1
An automotive seating components operation	(3.1)	(15.1)	(1.4)

Earnings (loss) before interest and income taxes	(32.0)	(102.5)	98.6
Interest (expense) income	(1.0)	(2.3)	.6
Income tax benefit (expense)	14.5	34.2	(35.0)

Earnings (loss) from discontinued operations, net of tax	$(18.5)	$(70.6)	$64.2

(1)	In the first quarter 2008, the Coated Fabrics unit, previously in the Residential Furnishings segment, met the criteria for held for sale and discontinued operations. All others met the criteria during 2007.
(2)	As a result of the deterioration in the economy and credit markets during the third quarter of 2008 and its impact on available credit for potential buyers, the carrying value of certain assets held for sale exceeded the fair value, and management concluded that pre-tax goodwill impairment charges of $25.6 were necessary for the Fibers ($11.0), Coated Fabrics ($4.1), and Storage Products ($10.5) units.
(3)	During 2008, a $5.6 pre-tax asset impairment charge was recorded for the dealer portion of Commercial Vehicle Products to reflect an updated estimate of fair value less cost to sell.

Net assets held for sale by segment at December 31 were as follows:

	2008			2007
	Assets	Liabilities	Net Assets	Assets	Liabilities	Net Assets
Residential Furnishings	$14.2	$3.1	$11.1	$69.3	$6.8	$62.5
Commercial Fixturing & Components	33.9	4.3	29.6	91.9	9.3	82.6
Aluminum Products	1.4	—	1.4	332.7	49.2	283.5
Industrial Materials	3.6	—	3.6	3.8	—	3.8
Specialized Products	8.1	—	8.1	56.8	8.1	48.7

Net assets held for sale	$61.2	$7.4	$53.8	$554.5	$73.4	$481.1

These tables include $21.9 and $15.1 of property, plant and equipment held for sale at December 31, 2008 and 2007, respectively, primarily associated with the closings of various operations and prior year restructurings not associated with the 2007 Strategic Plan. These amounts also include land and buildings retained when the Company divested the Aluminum Products segment.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Balance Sheets were as follows:

	2008	2007
Receivables, net	$10.4	$121.2
Inventories	20.4	147.9
Prepaid expenses and other current assets	.2	15.9

Total current assets held for sale	31.0	285.0

Property, plant and equipment, net	27.0	226.8
Goodwill, net	3.0	33.6
Patents and other intangible assets, net	.2	7.9
Other assets	—	1.2

Total non-current assets held for sale	30.2	269.5

Total assets held for sale	$61.2	$554.5

Current maturities of long-term debt	$—	$.1
Accounts payable	4.6	59.3
Accrued expenses	2.8	11.8
Other current liabilities	—	1.2

Total current liabilities held for sale	7.4	72.4

Long-term debt	—	.4
Other long-term liabilities	—	.6

Total long-term liabilities held for sale	—	1.0

Total liabilities held for sale	$7.4	$73.4

C—Impairment Charges

Goodwill

SFAS 142 requires that goodwill be tested for impairment at least once a year or as triggering events may occur. The Company performs its annual goodwill impairment review in June of each year as discussed in Note A.

Fair value of reporting units is determined using a combination of two valuation methods: a market approach and an income approach with each method given equal weight in determining the fair value assigned to each reporting unit. Absent an indication of fair value from a potential buyer or similar specific transaction, the Company believes that the use of these two methods provides a reasonable estimate of a reporting unit’s fair value. Assumptions common to both methods are operating plans and economic projections, which are used to project future revenues, earnings, and after tax cash flows for each reporting unit. These assumptions are applied consistently for both methods.

The market approach estimates fair value by first determining price to earnings ratios for comparable publicly-traded companies with similar characteristics of the reporting unit. The price to earnings ratio for comparable companies is based upon current enterprise value compared to projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a 25% control premium. Projected earnings are based upon market analyst’s projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to the Company’s reporting units.

The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on 10-year financial forecasts developed from operating plans and economic projections noted above, growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements.

2007 Goodwill Impairment Reviews

During the annual review performed in June 2007, it was determined that no impairments were indicated for any of the reporting units because forecasted results indicated that operations would generate sufficient cash flows to recover their carrying amounts.

Later in the year, as part of the strategic review (discussed in Note B), which was broader in scope, more strategic in nature, and more long-term oriented than any previous reviews, the Company assessed the structure and financial attractiveness of its various markets, and the Company’s competitive position in those markets. Based upon new facts and perspectives obtained from this review, the Company reduced the operating margin and growth rate expectations for several of its business units. The Company determined the finalization and approval of the activities associated with the strategic plan was considered a triggering event under the requirements of SFAS 142 and step one of the impairment test indicated potential goodwill impairment in the Fixture & Display and Aluminum Products reporting units.

The Company performed the second step of the goodwill impairment test for these reporting units to determine the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As a result of this process, the Company recorded goodwill impairment charges in the fourth quarter of 2007 related to the Fixture & Display and Aluminum Products reporting units of $142.6 and $83.3, respectively. The significant assumptions included a 10-year compound annual growth rate of 5% and 4% related to Fixture & Display and Aluminum Products, respectively. Terminal values for each reporting unit were calculated using a long-term growth rate of 3%. Future cash flows were discounted to present value using a discount rate of 12% for Fixture & Display and 13% for Aluminum Products.

2008 Goodwill Impairment Reviews

The annual goodwill impairment review performed in June 2008, indicated no goodwill impairments.

The deterioration in the economic and financial climate in the fourth quarter of 2008 and the associated revision to earnings as a result of lower demand was considered a triggering event under SFAS 142. An interim goodwill impairment analysis was performed in the fourth quarter 2008 that confirmed fair values exceeded carrying value for all reporting units. Future cash flow assumptions were reduced to reflect lowered sales and production levels for 2009 and 2010, returning to historical levels thereafter. Other significant assumptions included (i) 10-year compound annual growth rates ranging from 2%-6%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 11-12%. Goodwill associated with reporting units whose fair values exceeded the carrying value by 10-20% was $254.7; $205.5 of goodwill was associated with reporting units that had 20-30% excess fair value; and $415.4 of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 30%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.

The Store Fixtures business unit experienced operational performance shortfalls in recent years and significant restructuring activities in the fourth quarter 2008 following the decision to focus on metal fixtures. The Store Fixtures business unit is included in the Fixture & Display reporting unit for goodwill impairment testing purposes. As a result of the interim goodwill impairment review performed in the fourth quarter 2008, no impairment charges were indicated for the Fixture & Display reporting unit. The significant assumptions included a 10-year compound annual growth rate of 6%, terminal values using a long-term growth rate of 3%, and a discount rate of 12%. Future cash flows are expected to increase as a result of narrowing the scope of the unit primarily to the metals part of the fixture industry. The recoverability of long-lived assets was also reviewed for potential impairment, with no impairments indicated. The Fixture & Display reporting unit had $106 and $118 of goodwill at December 31, 2008 and 2007, respectively. Of the $64 and $76 of other long-lived assets in the Fixture & Display reporting unit, $62 and $73 were associated with the Store Fixtures business unit at December 31, 2008 and 2007, respectively.

Businesses Held for Sale

In November 2007, the Company determined that it would exit certain of its business activities, and adopted a new strategic plan which required the Company to perform certain impairment reviews in the fourth quarter 2007 under the requirements of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” As a result of this review, goodwill and asset impairments were recorded in 2007 relating to held-for-sale locations as summarized in the table below.

In 2008, asset impairment charges were recorded as updated estimates of fair value less costs to sell became more certain. Pre-tax goodwill impairment charges of $25.6 were necessary and recorded for the Fibers ($11.0), Coated Fabrics ($4.1), and Storage Products ($10.5) units during the third quarter 2008 as a result of the deterioration in the economy and credit markets and the impact on available credit for potential buyers.

Other Long-Lived Assets

As discussed in Note A, other long-lived assets are tested for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the deterioration in the economic and financial climate in the fourth quarter of 2008, the Company performed an impairment review and determined that intangible assets associated with supply agreements in Latin America were impaired due to a significant reduction in the expected future cash flows associated with these agreements, resulting in an impairment of $9.5 in the Residential Furnishings segment. The Company also recorded other various impairments as presented in the table below which did not individually result in a material charge to earnings for the periods presented.

The pre-tax impact of impairment charges on continuing and discontinued operations is summarized in the following table. Asset impairments associated with continuing operations are reported on the Statements of Operations in “Impairment of goodwill” and “Other expense, net.” Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	2008			2007			2006
	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments	Other Long- Lived Asset Impairments
Impairment charges recognized in continuing operations
Residential Furnishings	$—	$10.0	$10.0	$—	$1.8	$1.8	$3.0
Commercial Fixturing & Components
Fixture & Display Group	—	2.2	2.2	142.6	3.4	146.0	—
Industrial Materials	—	.6	.6	—	.9	.9	—
Specialized Products	—	.5	.5	—	—	—	.5

Total impairment charges recognized in continuing operations	$—	$13.3	$13.3	$142.6	$6.1	$148.7	$3.5

Impairment charges recognized in discontinued operations
Residential Furnishings:
Wood Products Unit	$—	$—	$—	$2.9	$10.1	$13.0	$.1
Coated Fabrics Unit	4.1	—	4.1	—	5.2	5.2	.5
Fibers Unit	11.0	—	11.0	—	—	—	—
Commercial Fixturing & Components
Storage Products Unit	10.5	.3	10.8	—	—	—	.2
Aluminum Products Segment	—	—	—	83.3	6.1	89.4	—
Specialized Products
Dealer portion of the Commercial Vehicle Products Unit	—	5.6	5.6	10.3	10.0	20.3	—
An automotive seating components operation	—	—	—	3.9	6.6	10.5	—

Total impairment charges recognized in discontinued operations	$25.6	$5.9	$31.5	$100.4	$38.0	$138.4	$.8

Total impairment charges	$25.6	$19.2	$44.8	$243.0	$44.1	$287.1	$4.3

Other long-lived asset impairments are primarily related to intangibles in 2008 and to property, plant and equipment in 2007.

Of the total impairment charges for the years ended December 31, 2008 and 2007, $32.3 and $276.7, respectively, were associated with the 2007 Strategic Plan.

D—Restructuring

The Company has implemented various cost reduction initiatives in 2008, 2007 and 2006 to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the “2007 Strategic Plan” described below, none of these initiatives have individually resulted in a material charge to earnings for any of the periods presented. The Company’s total restructuring-related costs for the three years ended December 31 were comprised of:

	Year ended December 31
	2008	2007	2006
Continuing Operations
Charged to other expense, net:
Severance and other restructuring costs	$17.9	$14.2	$13.5
(Gain) from sale of assets	(10.4)	(8.9)	(7.3)

	7.5	5.3	6.2

Charged to cost of goods sold:
Inventory obsolescence and other	11.8	4.5	(.5)

	11.8	4.5	(.5)

Discontinued Operations
Severance and other restructuring costs	3.0	1.3	2.0
Inventory obsolescence and other	—	6.6	.3
Loss (gain) from sale of assets	16.5	—	(.3)

	19.5	7.9	2.0

Total restructuring and other special charges	$38.8	$17.7	$7.7

Total restructuring and other special charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

2007 Strategic Plan

As discussed in Note B, in November 2007, the Company adopted a new strategic plan which includes the exit of certain businesses. These exit activities were substantially complete by the end of 2008.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	Restructuring Charges	Inventory Obsolescence and Other	(Gain)/Loss on Sale of Assets	Total Amount Incurred in 2008	Total Amount Incurred in 2007	Total Amount Incurred To Date
Continuing Operations
Residential Furnishings	$.5	$—	$—	$.5	$—	$.5
Commercial Fixturing & Components	2.6	1.9	(2.6)	1.9	4.5	6.4

Total Continuing Operations (1)	3.1	1.9	(2.6)	2.4	4.5	6.9

Discontinued Operations
Residential Furnishings	—	—	12.7	12.7	5.7	18.4
Commercial Fixturing & Components	—	—	9.4	9.4	—	9.4
Aluminum Segment	—	—	(7.6)	(7.6)	—	(7.6)
Specialized Products	1.0	—	2.0	3.0	.5	3.5

Total Discontinued Operations (2)	1.0	—	16.5	17.5	6.2	23.7

Total (3)	$4.1	$1.9	$13.9	$19.9	$10.7	$30.6

(1)	Restructuring charges associated with continuing operations are reported on the Statements of Operations in “Other expense, net.” Inventory obsolescence associated with continuing operations are reported in “Cost of goods sold.” 2008 restructuring charges of $3.1 are comprised of $1.0 employee termination cost, $.3 contract termination costs, and $1.8 other restructuring costs. 2007 restructuring charges of $4.5 are comprised of $.8 employee termination costs, $2.0 contract termination costs and $1.7 of inventory obsolescence.
(2)	Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.” 2008 restructuring charges of $1.0 are comprised of $.6 employee termination costs and $.4 other exit costs, primarily plant closure and asset relocation. 2007 restructuring charges of $6.2 are comprised of $.1 employee termination costs, $.4 of other exit costs and $5.7 of inventory obsolescence.
(3)	Cash charges totaled $4.1 and $3.3 for the years ended December 31, 2008 and 2007, respectively.

The accrued liability associated with the 2007 Strategic Plan consisted of the following:

	Balance at December 31, 2007	2008 Charges	Payments	Balance at December 31, 2008
Termination benefits	$.8	$1.6	$2.2	$.2
Contract termination costs	2.0	.4	2.4	—
Other restructuring costs	—	2.1	1.8	.3

	$2.8	$4.1	$6.4	$.5

Other Initiatives

Apart from the 2007 Strategic Plan, the Company has implemented various cost reduction initiatives over the last three years to improve its operating cost structures. None of these actions has individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on the Company’s financial statements:

	Year ended December 31
	2008	2007	2006
Continuing Operations
Charged to other expense, net:
Severance and other restructuring costs (1)	$14.8	$11.4	$13.5
(Gain) from sale of assets (2)	(7.8)	(8.9)	(7.3)

	7.0	2.5	6.2

Charged to cost of goods sold:
Inventory obsolescence and other (3)	9.9	2.8	(.5)

	9.9	2.8	(.5)

Discontinued Operations
Severance and other restructuring costs	2.0	.8	2.0
Inventory obsolescence and other	—	.9	.3
(Gain) from sale of assets	—	—	(.3)

	2.0	1.7	2.0

Total of Other Initiatives	$18.9	$7.0	$7.7

For the years ended 2008, 2007, and 2006, respectively, restructuring and other special charges (income) associated with continuing operations by segment were:

(1)	Residential Furnishings—$11.8, $5.7, $8.0; Commercial Fixturing & Components—$2.4, $5.3, $1.9; Industrial Materials—$.1, $.4, $1.4; Specialized Products—$.5, $0, $2.2.
(2)	Residential Furnishings – ($8.1), $.9, ($4.2); Commercial Fixturing & Components—$0, ($8.8), ($2.1); Industrial Materials—$0, ($1.0), ($1.0); Specialized Products—$.3, $0, $0.
(3)	Residential Furnishings—$.7, $.5, $.9; Commercial Fixturing & Components—$4.5, $1.2, $.1; Industrial Materials—$.3, $0, $0; Specialized Products—$4.4, $1.1, ($1.5).

The accrued liability associated with Other Initiatives consisted of the following:

	Balance at December 31, 2007	2008 Charges	Payments	Balance at December 31, 2008
Termination benefits	$.7	$8.0	$6.6	$2.1
Contract termination costs	4.0	1.7	2.6	3.1
Other restructuring costs	.5	7.1	5.8	1.8

	$5.2	$16.8	$15.0	$7.0

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Aluminum Products	Industrial Materials	Specialized Products	Total
Balance as of January 1, 2007	$417.1	$340.1	$83.3	$43.0	$265.8	$1,149.3
Additions for current year acquisitions	—	2.3	—	26.0	9.2	37.5
Adjustments to and additional consideration for prior year acquisitions	1.4	—	—	—	—	1.4
Impairment charge	—	(142.6)	—	—	—	(142.6)
Reclass to non-current assets held for sale	(13.2)	(23.3)	(83.3)	—	(14.2)	(134.0)
Goodwill written off related to sale of business	(17.2)	—	—	—	—	(17.2)
Foreign currency translation adjustment/other	13.3	9.3	—	.2	14.1	36.9

Balance as of December 31, 2007	401.4	185.8	—	69.2	274.9	931.3
Additions for current year acquisitions	.4	.5	—	—	—	.9
Adjustments to and additional consideration for prior year acquisitions	.5	8.9	—	—	.1	9.5
Reclass to non-current assets held for sale	(6.5)	—	—	—	—	(6.5)
Goodwill written off related to sale of business	(3.0)	—	—	—	—	(3.0)
Foreign currency translation adjustment/other	(21.9)	(12.6)	—	(1.0)	(21.1)	(56.6)

Balance as of December 31, 2008	$370.9	$182.6	$—	$68.2	$253.9	$875.6

In 2008 and 2007, the Company recorded goodwill impairment charges as outlined in Note C.

Intangible assets purchased during 2008 and 2007 included in “Other intangibles” on the Consolidated Balance Sheets are as follows:

	Year ended December 31
	2008		2007
	Gross Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Weighted Average Amortization Period in Years
Non-compete agreements	$2.6	10.0	$4.0	5.0
Customer related intangibles	.7	11.1	63.7	17.8
Patents and trademarks	6.0	15.8	11.4	10.5
Supply agreements, deferred financing and other costs	5.0	9.7	5.3	7.5

	$14.3	12.4	$84.4	14.5

Total additions to intangibles above include $2.0 and $73.1, related to business acquisitions in 2008 and 2007, respectively.

The gross carrying amount and accumulated amortization by major amortized intangible asset class are as follows:

	Year ended December 31
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$28.5	$15.5	$34.2	$17.5
Customer related intangibles	159.9	29.6	162.3	18.5
Patents and trademarks	58.5	20.1	62.4	17.7
Supply agreements, deferred financing and other costs	27.4	11.7	39.2	12.2

	$274.3	$76.9	$298.1	$65.9

Estimated amortization expense for continuing operations in each of the next five years is as follows:

Year ended December 31
2009	$21.9
2010	20.2
2011	19.2
2012	18.1
2013	16.3

F—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
	2008	2007	2006
Earnings from continuing operations	$122.9	$59.4	$236.1
Earnings (loss) from discontinued operations	(18.5)	(70.6)	64.2

Net earnings (loss)	$104.4	$(11.2)	$300.3

Weighted average number of common shares used in basic EPS	167,952,381	179,367,322	186,053,739
Additional dilutive shares principally from the assumed exercise of outstanding stock options	233,949	460,436	778,983

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	168,186,330	179,827,758	186,832,722

Basic EPS
Continuing operations	$.73	$.33	$1.26
Discontinued operations	(.11)	(.39)	.35

Basic earnings (loss) per common share	$.62	$(.06)	$1.61

Diluted EPS
Continuing operations	$.73	$.33	$1.26
Discontinued operations	(.11)	(.39)	.35

Diluted earnings (loss) per common share	$.62	$(.06)	$1.61

Shares issuable under employee and non-employee stock options	13.8	13.5	12.7
Anti-dilutive shares excluded from diluted EPS computation	10.8	8.1	2.7

G—Acquisitions

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated in 2008, 2007 and 2006 and any additional consideration paid for prior years’ acquisitions:

	2008	2007	2006
Accounts receivable	$.6	$14.3	$10.4
Inventory	.2	8.3	5.5
Property, plant and equipment	1.7	24.2	4.4
Goodwill	.9	37.5	38.4
Other intangible assets	2.0	73.1	52.4
Accounts payable and accrued liabilities	—	(19.6)	(12.6)
Other assets and liabilities, net	(.2)	(6.2)	(16.2)
Assumed debt	—	(23.9)	(5.4)
Additional consideration for prior years’ acquisitions	5.1	3.6	6.3

Net cash consideration	$10.3	$111.3	$83.2

During 2008, the Company acquired two businesses with purchase price over the fair value of the net identifiable assets acquired of $.9. Adjustments to and additional consideration for prior year acquisitions increased goodwill by $9.5, resulting in a total increase in goodwill of $10.4, of which $1.4 is expected to provide an income tax benefit. In Commercial Fixturing & Components, the Company acquired one business that produces parts for our office furniture components division. In Residential, the Company acquired machinery and the process technology used to manufacture carpet underlay.

The Company is finalizing all the information required to complete purchase price allocations related to certain recent acquisitions and does not anticipate any material modifications.

The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2008 and 2007 acquisitions had occurred on January 1 of each year presented, are not materially different from the amounts reflected in the accompanying financial statements.

During 2007, the Company acquired three businesses with purchase price over the fair value of the net identifiable assets acquired of $37.5. Adjustments to and additional consideration for prior year acquisitions increased goodwill by $1.4, resulting in a total increase in goodwill of $38.9, of which $10.3 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily to the office components, industrial materials and automotive markets.

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

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired company’s performance exceeds certain targeted levels. Such additional consideration may be paid in cash, and is recorded when earned as additional purchase price. At December 31, 2008, there is no substantial remaining consideration payable.

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2008	2007
Trade	$515.7	$624.7
Other	62.3	33.7

Total accounts and other receivables	578.0	658.4
Allowance for doubtful accounts	(27.5)	(18.2)

Total	$550.5	$640.2

I—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other long-term liabilities at December 31 consisted of the following:

	2008	2007
Sundry assets
Pension plan assets	$.5	$35.2
Notes receivable, net of allowance of $10.3 and $4.5 at December 31, 2008 and 2007, respectively	45.9	22.4
Other	24.1	20.6

	$70.5	$78.2

Accrued expenses
Wages and commissions payable	$56.6	$59.9
Workers’ compensation, medical, auto and product liability	78.0	72.8
Sales promotions	26.4	31.5
General taxes, excluding income taxes	14.2	14.2
Accrued interest	10.9	12.1
Other	48.8	68.2

	$234.9	$258.7

Other current liabilities
Outstanding checks in excess of book balances	$13.2	$70.0
Dividends payable	39.0	42.4
Other	32.0	39.8

	$84.2	$152.2

Other long-term liabilities
Deferred compensation	$19.2	$21.4
Liability for pension benefits	29.1	11.0
Reserves for tax contingencies	38.4	34.8
Minority interest	17.9	15.5
Other	11.7	13.6

	$116.3	$96.3

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2008	2007
Term notes, net—average interest rates of 4.8% and 4.9% for 2008 and 2007, respectively, due dates through 2018	$742.5	$813.7
Industrial development bonds, principally variable interest rates of 2.1% and 3.6% for 2008 and 2007, respectively, due dates through 2030	31.5	32.0
Capitalized leases	5.0	15.5
Commercial paper—weighted average interest rates of 3.2% and 4.6% for 2008 and 2007, respectively	77.6	205.0
Other, partially secured	17.0	23.1

	873.6	1,089.3
Less current maturities	22.4	88.7

	$851.2	$1,000.6

Capitalized leases consist primarily of machinery, vehicle and office equipment leases.

Since 2003, the Company has issued $730 of fixed-rate debt, with an average remaining life of 6.5 years and a weighted average coupon rate of 4.7%.

The Company can raise cash by issuing up to $600 in commercial paper through a program that is backed by a $600 revolving credit commitment with a syndicate of 16 lenders that terminates in 2012. At December 31, 2008, $77.6 of commercial paper was outstanding under this program and is classified as long-term debt. Under the syndicated agreement, the Company may elect to borrow based on 1) the bank’s primary lending rate, 2) the Moneyline Telerate plus a fixed spread percentage, 3) a competitive variable or set rate acceptable by the Company, or 4) for short-term administrative convenience, the weighted average rate on overnight Federal funds transactions, plus  3/4 of 1%. This agreement will terminate on April 30, 2012, at which time any outstanding balances will become due. There were no amounts outstanding under the revolving credit agreement at December 31, 2008 and 2007.

The revolving credit agreement and certain other long-term debt contain restrictive covenants which, among other things, limit a) the amount of total indebtedness to 60% of the Company’s total capitalization (each as defined in the revolving credit agreement), b) the amount of total secured debt to 15% of the Company’s total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 20% of total consolidated assets. The Company remained in compliance with all such covenants during the years ended December 31, 2008 and 2007.

Our commercial paper program has continued to operate efficiently during the recent disruption of global credit markets. This change in the global credit market has resulted in a temporary increase in the effective borrowing rate for the commercial paper issued. In the event that the disruption of global credit markets was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on the underlying bank credit commitment. In such event, the cost of borrowing under the credit commitments could be higher than the cost of commercial paper borrowing. The revolving credit commitments can also be utilized to replace outstanding letters of credit. To the extent that we utilize these commitments for letters of credit, it would reduce our commercial paper/loan capacity by a corresponding amount. Based on the information currently available to us, we believe that lenders continue to have the ability to meet their obligations under the facility.

Maturities of long-term debt are as follows:

Year ended December 31
2009	$22.4
2010	10.1
2011	3.4
2012	78.5
2013	200.5
Thereafter	558.7

$873.6

K—Lease Obligations

The Company leases certain operating facilities, most of its automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense from continuing operations was $56.9, $63.2 and $64.6 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental commitments for all long-term non-cancelable operating leases included in continuing operations are as follows:

Year ended December 31
2009	$36.9
2010	28.8
2011	21.8
2012	16.4
2013	10.5
Later years	16.0

$130.4

The above lease obligations expire at various dates through 2017. Aggregate rental commitments above include renewal amounts where it is the intention of the Company to renew the lease.

Total rental expense for discontinued operations, which are not included in the amounts above, was $7.7, $9.7 and $10.0 for the years ended December 31, 2008, 2007 and 2006, respectively. The future minimum rental commitments for the discontinued operations are $3.1 in 2009, $2.8 in 2010, $2.2 in 2011, $1.5 in 2012, $1.1 in 2013 and $1.9 in later years.

L—Capital Stock and Stock-Based Compensation

CAPITAL STOCK

Activity in the Company’s stock accounts for each of the three years ended December 31 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2006	198,799,543	(16,223,009)
Shares issued	—	1,617,989
Treasury stock purchased	—	(6,240,673)

Balance, December 31, 2006	198,799,543	(20,845,693)
Shares issued	—	2,156,678
Treasury stock purchased	—	(11,385,103)

Balance, December 31, 2007	198,799,543	(30,074,118)
Shares issued	—	2,924,212
Treasury stock purchased	—	(15,835,692)

Balance, December 31, 2008	198,799,543	(42,985,598)

Stock options and stock units are granted pursuant to the Company’s Flexible Stock Plan. At December 31, 2008, a total of 25,410,763 common shares were authorized for issuance under the Flexible Stock Plan. This amount represents 13,798,776 unexercised options; 4,557,641 outstanding stock units; and 7,054,346 shares that remain available for grant (of the outstanding stock units, 3,553,032 are vested and 1,004,609 are unvested).

The Company issues shares from treasury for stock option exercises and stock unit conversions, as well as for employee purchases of common stock made through the Discount Stock Plan and Stock Bonus Plan.

STOCK-BASED COMPENSATION

The Company uses various forms of share-based compensation which are summarized below. Awards are provided in the form of common stock, stock options, stock units, restricted stock, restricted units and performance stock units. One stock unit is equivalent to one common share for accounting and earnings per share purposes.

The following table recaps the impact of stock-based compensation on the results of operations (including discontinued operations) for each of the years ended December 31:

	2008	2007	2006
Amortization of the grant date fair value of stock options (1)(4)	$7.0	$8.5	$6.7
Stock-based retirement plans including discounts (2)	8.5	10.7	9.9
Discounts on Discount Stock Plan and Deferred Compensation Program (3)(4)	2.7	3.2	3.6
Performance Stock Unit Awards (5)	2.6	—	—
Other, primarily non-employee directors restricted stock	.8	.6	.4

Total stock-based compensation expense	$21.6	$23.0	$20.6

Recognized tax benefits	$8.2	$8.8	$8.0

Stock-based compensation elected by employees in lieu of cash compensation	$20.0	$26.0	$28.0

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional contributed capital. When the current tax deduction for an exercised stock option or converted stock unit is less than the deferred tax asset recorded in regard to the compensation cost that has been recognized in income, a tax “shortfall” is created. To the extent the Company has accumulated tax “windfalls” the shortfall is recognized on the balance sheet as a reduction of additional contributed capital. The shortfall resulting from exercises and conversions for the year ended December 31, 2008 was $.9.

(1) Stock Option Grants

The Company grants stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. Options have a maximum term of ten years and the exercise prices are equal to Leggett’s closing stock price on the grant date. Prior to 2005, the Company granted options with a below market exercise price under the terms of its Deferred Compensation Program. In 2005, the Company amended the Program to provide for “at market” stock options. During 2008, discretionary and Deferred Compensation grants totaled 2 million options with an aggregate grant date fair value of $4.8 under the Black-Scholes option pricing model.

The estimated grant date fair value of options is amortized by the straight-line method over the options’ total vesting period. However, beginning January 1, 2007, the Company amended its standard stock option terms to increase the post-employment vesting and exercise period for employees who terminate due to retirement. A “retirement” termination occurs if the employee is age 65, or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for 3 years and 6 months after termination of employment. Therefore, the expense for these options is accelerated when the employee is retirement eligible.

(2) Stock-Based Retirement Plans

The Company has two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees, and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. The Company makes matching contributions to both plans.

•

Participants in the SBP may contribute up to 6% of their compensation above a certain threshold to purchase Leggett stock or other investment alternatives at market prices. The Company immediately matches 50% of the employee contributions. Effective January 1, 2007, employees in the SBP are allowed to fully diversify their employee deferral accounts immediately and their employer accounts after three years of service. Previously, diversification was limited by certain age and service requirements. Dividends earned on Company stock held in the SBP are reinvested or paid in cash at the participant’s election.

•

Participants in the ESUP may contribute up to 10% (depending upon salary level) of their compensation above the same threshold applicable to the SBP. The Company immediately matches 50% of the employee contributions. Contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program. The ESUP offers no diversification opportunity.

In addition to the automatic 50% match, the Company will make another matching contribution of up to 50% of the employee’s contributions for the year if the Company meets certain profitability levels, as defined in the SBP and the ESUP.

Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from the Company.

During 2008, employees contributed a total of approximately $9.1 into these plans, including $.8 related to 2007 bonuses paid in 2008. The Company match expensed in 2008 totaled $6.7 and the discount expense on stock units was $1.8.

(3) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Prior to January 2009 shares purchased under the plan were issued annually and dividends earned prior to issuance were used to purchase additional shares. Starting in January 2009, shares will be purchased and issued on the last business day of each month with a one year restriction from transfer or sale. Employees purchased 530,119 shares under the DSP during 2008 at an average purchase price of $14.88 per share, net of the discount. In 2008, the total discount expense related to the DSP was approximately $1.4. Since inception of the DSP in 1982, a total of 20,962,197 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

(4) Deferred Compensation Program

The Company offers a Deferred Compensation Program under which key managers and outside directors may elect to receive stock options, stock units or interest-bearing cash deferrals in lieu of cash compensation. Stock options under this program are granted on December 31 of the year immediately prior to the year the compensation is earned. The number of options granted equals the deferred compensation divided by the stock’s market price on the date of grant, times five. Options vest as the associated compensation is earned and are exercisable beginning 15 months after the grant date. Stock is issued when the option is exercised.

Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of the Company’s common stock when purchased and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on the Company’s common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years. Employees deferred compensation (including bonuses) of $5.3 into the DSU plan and $.9 into stock options during 2008.

Below is a summary of the number of options and units employees received in exchange for compensation during 2008 and the related grant date fair value:

	Options	Units
Number of options or units	196,008	340,482
Total grant date fair value	$.7	$6.7

(5) Performance Stock Unit Awards

In 2008, the Company granted Performance Stock Unit (PSU) awards to selected officers and other key managers for the first time. The value of these awards is determined using a Monte Carlo simulation, and expense is recognized over the three-year performance period. These awards contain the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•

A market condition—Awards are based on the Company’s Total Shareholder Return [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price] as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 900 (approximately 330 companies). Participants will earn from 0% to 175% of the base award (the base award is 516,525 total shares) depending upon how the Company’s Total Shareholder Return ranks within the peer group at the end of the 3-year performance period.

COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2008, the unrecognized cost of non-vested stock options was $4.9. This amount is expected to be recognized over a weighted-average period of one year. The unrecognized cost of stock unit awards was $5.6, to be recognized over a weighted-average period of 1.1 years.

STOCK OPTIONS

A summary of the Company’s stock option activity for the plans discussed above (including discontinued operations) as of December 31, 2008 and changes during the year then ended, is as follows:

	Employee Stock Options	Deferred Compensation Options	Other Options*	Total Options	Weighted Average Exercise Price per Share
Outstanding at December 31, 2007	9,104,446	4,223,343	162,670	13,490,459	$18.80
Granted	1,812,582	187,157	—	1,999,739	16.81
Exercised	(632,382)	(268,773)	(16,919)	(918,074)	13.43
Expired	(372,695)	—	—	(372,695)	22.38
Forfeited	(400,653)	—	—	(400,653)	22.04

Outstanding at December 31, 2008	9,511,298	4,141,727	145,751	13,798,776	$18.68

*	Primarily outside directors options

	2008	2007	2006
Total intrinsic value of stock options exercised	$7.4	$10.2	$11.0
Cash received from stock options exercised	4.8	8.0	12.0
Total fair value of stock options vested	7.2	6.2	5.3

Information related to stock options at December 31, 2008 is as follows:

December 31, 2008	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding	13,798,776	$18.68	6.0	$(48,093,460)
Vested or expected to vest	13,753,333	18.68	6.0	(48,013,026)
Exercisable	10,357,548	18.46	5.2	(33,837,715)

The following table summarizes the weighted-average per share fair value and related assumptions used to calculate the grant date fair value of options granted during the twelve months ended December 31, 2008, 2007 and 2006. Fair values were calculated using the Black-Scholes option pricing model.

	2008	2007	2006
Weighted-average per share fair value	$2.43	$4.94	$5.68
Risk-free interest rate	3.3%	4.5%	4.4%
Expected life in years	6.6	6.7	6.7
Expected volatility (over expected life)	27.3%	24.5%	27.3%
Expected dividend yield (over expected life)	6.0%	3.6%	3.2%

The risk-free rate is determined based on U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option. The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of employees, with executives displaying somewhat longer holding periods than other employees. Expected volatility is based on historical volatility measured daily for a time period equal to the option’s expected life, ending on the day of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant.

STOCK UNITS

A summary of the nonvested stock units outstanding for the plans discussed above at December 31, 2008 and changes during the twelve months then ended is presented below:

	ESUP	DSU	PSU	Other*	Total Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2008	79,580	—	—	—	79,580	$23.29
Granted based on current service	747,955	395,188	—	41,254	1,184,397	16.66
Granted based on future conditions	—	—	903,750	—	903,750	8.66
Vested	(735,225)	(395,188)	—	—	(1,130,413)	16.90
Forfeited	(32,705)	—	—	—	(32,705)	21.31

Nonvested at December 31, 2008	59,605	—	903,750	41,254	1,004,609	$9.56

* Primarily outside directors units

At December 31, 2008, there were 3,553,032 fully vested stock units outstanding with an aggregate intrinsic value of $54.0. The intrinsic value of nonvested stock units was $15.3 at December 31, 2008. The total intrinsic value of stock units converted to common stock during 2008, 2007 and 2006 was $1.0, $2.5 and $1.2, respectively.

SHAREHOLDER PROTECTION RIGHTS PLAN

In 1999, the Company declared a dividend distribution of one preferred stock purchase right (a Right) for each share of common stock which expired February 15, 2009. These Rights were attached to and traded with the Company’s common stock and became exercisable only under certain circumstances involving actual or potential acquisitions of the Company’s common stock.

M—Employee Benefit Plans

On January 1, 2008, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which requires it to measure the funded status of its plans as of year end beginning with its December 31, 2008 balance sheet. The Company previously used September 30 as the measurement date for its most significant plans. The Company chose to perform a measurement that covered the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and the Company recorded a $.5 (net of tax) increase to beginning retained earnings on January 1, 2008.

The accompanying balance sheets as of December 31, 2008 and 2007 reflect as an asset or liability the funded status of the Company’s domestic and foreign defined benefit pension plans as of their respective measurement dates.

A summary of the Company’s pension obligations and funded status as of December 31, 2008, 2007 and 2006 and changes during the years then ended, is as follows:

	2008	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of period	$239.4	$241.6	$227.5
Service cost	2.2	4.4	7.1
Interest cost	13.1	13.3	12.3
Plan participants’ contributions	.8	2.2	5.6
Actuarial losses (gains)	3.7	(6.6)	—
Benefits paid	(19.0)	(15.7)	(12.8)
Foreign currency exchange rate changes	(9.1)	2.6	3.2
(Divestitures) acquisitions	(4.4)	10.1	—
Plan amendments and curtailments	—	(12.5)	(1.3)

Benefit obligation, end of period	226.7	239.4	241.6
Change in Plan Assets
Fair value of plan assets, beginning of period	263.0	226.8	207.1
Actual (loss) return on plan assets	(35.7)	34.4	22.8
Employer contributions	1.3	2.6	2.1
Plan participants’ contributions	.8	2.2	5.6
Benefits paid	(19.0)	(15.7)	(12.8)
(Divestitures) acquisitions	(4.6)	10.1	—
Foreign currency exchange rate changes	(8.2)	2.6	2.0

Fair value of plan assets, end of period	197.6	263.0	226.8

Plan Assets (Under) Over Benefit Obligations	$(29.1)	$23.6	$(14.8)

Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$.5	$35.2	$11.0
Other current liabilities	(.5)	(.6)	(.6)
Other long-term liabilities	(29.1)	(11.0)	(25.2)

Total net funded status	$(29.1)	$23.6	$(14.8)

Following are the amounts included in accumulated other comprehensive income (net of tax) as of December 31, 2008 and 2007 that had not yet been recognized as a component of net periodic pension cost:

	2008	2007
Net loss (before tax)	$62.1	$4.7
Net prior service cost (before tax)	1.6	1.7
Deferred income taxes	(23.4)	(2.1)

	$40.3	$4.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the year ended December 31, 2008:

Net actuarial loss	$57.4
Amortization of net actuarial loss	(.1)
Amortization of prior service cost	(.2)
Deferred income taxes	(21.3)

$35.8

Of the amounts in accumulated other comprehensive income as of December 31, 2008, the portions expected to be recognized as components of net periodic pension cost in 2009 are as follows:

Net loss	$4.8
Net prior service cost	.2

Components of net pension income (expense) for the years ended December 31 were as follows:

	2008	2007	2006
Service cost	$(2.2)	$(4.4)	$(7.1)
Interest cost	(13.1)	(13.3)	(12.3)
Expected return on plan assets	19.1	18.1	16.2
Settlement loss	(1.3)	—	—
Amortization of prior service cost	(.2)	(.1)	—
Recognized net actuarial loss	(.1)	(1.1)	(2.6)

Net pension income (expense)	$2.2	$(.8)	$(5.8)

Weighted Average Assumptions:
Discount rate used in net pension costs	6.0%	5.6%	5.5%
Discount rate used in benefit obligation	6.0%	6.0%	5.6%
Expected return on plan assets	7.9%	7.8%	7.9%
Rate of compensation increase	4.1%	4.1%	4.1%

The Company uses the average of the Citigroup Pension Discount Curve rate and Merrill Lynch AA-AAA 10 year Bond Index rate to determine the discount rate used for its significant pension plans (rounded to the nearest 25 basis points). The Citigroup Pension Discount Curve rate is a calculated rate using yearly spot rates matched against expected future benefit payments. The Merrill Lynch Index rate is based on the weighted average yield of a portfolio of high grade Corporate Bonds with an average duration approximating the plans’ projected benefit payments, adjusted for any callable bonds included in the portfolio. The discount rate used for our significant pension plans was 6.0% for 2008, 6.0% for 2007 and 5.75% for 2006. The discount rates used for the Company’s other, primarily foreign, plans are based on rates appropriate for the respective country and the plan obligations.

The overall, expected long-term rate of return is based on each plan’s historical experience and the Company’s expectations of future returns based upon each plan’s investment holdings.

On December 31, 2006, the Company made changes to the retirement plan covering non-union employees that meet the criteria of a curtailment as defined in SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As such, the expected costs associated with the future service of participants in the plan were reduced, lowering the Projected Benefit Obligation in the plan by $11.7. This curtailment gain was offset against the plan’s previously existing unrecognized net actuarial loss in accordance with SFAS No. 88. Participants were moved to a defined contribution plan that incorporates a company match based upon the age of the participant at December 31, 2006.

The accumulated benefit obligation for all defined benefit pension plans was $222.2, $234.6 and $223.4 at December 31, 2008, 2007 and 2006, respectively.

Those plans that have benefit obligations in excess of plan assets at December 31 are recapped below:

	2008	2007	2006
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$191.6	$35.7	$77.1
Accumulated benefit obligation	189.4	34.9	73.3
Fair value of plan assets	162.3	25.2	57.6
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	194.2	71.2	210.4
Fair value of plan assets	164.4	59.5	184.6

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. The subsidiary owns insurance policies with cash surrender values of $2.3, $2.2 and $2.1 at December 31, 2008, 2007 and 2006, respectively, for the participants in this non-qualified plan. These insurance policies are not included in the plan’s assets.

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2008	2007	2006
Asset Category
Equity securities	43%	75%	77%
Debt securities	54	17	19
Other, including cash	3	8	4

Total	100%	100%	100%

The Company’s investment policy and strategies are established with a long-term view in mind. The Company strives for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value due to the devaluation of any single investment. In determining the appropriate asset mix, the Company’s financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. Approximately 60% of the Company’s significant plans have a target allocation of 75% bonds and 25% equities with the remaining significant plans having a target allocation of 75% equities and 25% bonds.

The Company expects to contribute $2.6 to its defined benefit pension plans in 2009.

Estimated benefit payments, expected over the next ten years are: 2009—$14.8; 2010—$15.1; 2011—$15.2; 2012—$15.2; 2013—$15.6 and 2014-2018—$82.0.

Total expense from continuing operations for multiemployer plans and other defined contribution plans was $8.5, $9.8 and $4.8 in 2008, 2007 and 2006, respectively.

Contributions to union sponsored, defined benefit, multiemployer pension plans associated with continuing operations were $.1, $.1 and $.3 in 2008, 2007 and 2006, respectively. Contributions to these plans associated with discontinued operations were $.6, $1.0 and $1.0 in 2008, 2007 and 2006 respectively. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. While the Company has no present intention of withdrawing from any of these plans, nor has it been informed that there is any intention to terminate such plans, the Company does not believe there would be a material withdrawal liability in such event.

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year ended December 31
	2008	2007	2006
Domestic	$113.9	$91.4	$274.2
Foreign	74.1	50.4	61.4

	$188.0	$141.8	$335.6

Income tax expense from continuing operations is comprised of the following components:

	Year ended December 31
	2008	2007	2006
Current
Federal	$36.9	$65.7	$74.1
State and local	3.5	5.1	5.3
Foreign	21.8	18.0	16.1

	62.2	88.8	95.5

Deferred
Federal	4.2	(18.3)	4.5
State and local	(4.1)	(9.3)	(1.1)
Foreign	2.8	21.2	.6

	2.9	(6.4)	4.0

	$65.1	$82.4	$99.5

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	(.4)	.5	.4
Worthless stock deduction	(3.5)	—	(2.9)
Taxes on foreign earnings	(2.2)	(7.6)	(.8)
Change in valuation allowance	5.6	8.6	(1.5)
Goodwill impairment	.6	23.3	—
Permanent differences (other than goodwill impairment)	(.6)	(1.1)	(.7)
Other	.1	(.6)	.1

Effective tax rate	34.6%	58.1%	29.6%

During 2008, the Company realized a $7.8 tax benefit associated with the write-off of an acquired Company’s stock, which had a favorable impact on the tax rate. The Company also realized a tax benefit of approximately $11 primarily related to a worthless stock deduction in 2006.

During 2007, $94.7 of the total goodwill impairment charged to continuing operations was nondeductible, which had an adverse impact on the tax rate.

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

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The resulting impact of the adoption was immaterial. The total amount of the Company’s unrecognized tax benefits at December 31, 2008, is $38.4, of which $23.6 would impact the Company’s effective tax rate, if recognized.

A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the years 2008 and 2007, exclusive of interest and penalties, is as follows:

	2008	2007
Unrecognized tax benefits, January 1	$29.6	$25.5
Gross increases—tax positions in prior periods	4.8	1.3
Gross decreases—tax positions in prior periods	(2.5)	(2.5)
Gross increases—current period tax positions	4.3	6.7
Change due to exchange rate fluctuations	(1.5)	—
Settlements	(.3)	(.3)
Lapse of statute of limitations	(2.3)	(1.1)

Unrecognized tax benefits, December 31	$32.1	$29.6

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statement of Earnings, which is consistent with prior reporting periods. The Company recognized expense of $1.5 and $.1 for interest and penalties, respectively for the year ended December 31, 2008 and $.4 and $.1 for interest and penalties, respectively for the year ended December 31, 2007. At December 31, 2008 the Company’s liability for interest and penalties was $5.3 and $1.0, respectively. At December 31, 2007, the Company’s liability for interest and penalties was $4.2 and $1.0, respectively.

As of December 31, 2008, four tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2005 through 2008. Amended federal returns have also been filed for 2004 with a refund of $3.0 expected. These return filings are subject to review by the IRS, with the largest issue related to a research and development credit. In 2006, the IRS examination for the years 2002 and 2003 was concluded. A final report was issued, and the net refund of approximately $11 plus interest, was received in 2007. The largest issue pertained to a refund claim we made for a worthless stock deduction. The resolution of this item was reflected in 2006 as a reduction in the Company’s overall tax rate. Additionally, six tax years were undergoing (or subject to) audit by the Canada Revenue Agency, covering the periods 2003 through 2008. Examinations are underway for 2003 through 2006, which are at various stages of completion, but to date the Company is not aware of any material adjustments. Lastly, various state and other foreign jurisdiction tax years remain open to examination as well, though the Company believes assessments (if any) would be immaterial to its consolidated financial statements.

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

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2008		2007
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$34.5	$(79.0)	$20.9	$(71.1)
Inventories	3.0	(20.4)	2.9	(24.4)
Accrued expenses	115.5	(.3)	115.2	(.2)
Net operating loss and tax credit carryforwards	67.7	—	70.1	—
Pension cost	12.7	(1.9)	9.2	(18.0)
Intangible assets	4.3	(87.1)	2.5	(85.0)
Subsidiary stock basis	—	—	39.8	—
Uncertain tax positions	14.8	—	16.1	—
Other	19.7	(18.3)	16.1	(18.5)

Gross deferred tax assets (liabilities)	272.2	(207.0)	292.8	(217.2)
Valuation allowance	(46.3)	—	(55.2)	—

Total deferred taxes	$225.9	$(207.0)	$237.6	$(217.2)

Net deferred tax asset		$18.9		$20.4

The valuation allowance primarily relates to net operating loss and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions, were factors considered in determining the valuation allowance. Generally, no significant amounts of carryforwards expire in any one year. However, $21.3 of the carryforwards will expire in 2015, if not used beforehand.

The Company recognized net excess tax (costs) benefits of approximately ($.3), $1.4 and $2.0 in 2008, 2007 and 2006, respectively, related to the exercise of employee stock options, which have been recorded to additional contributed capital. Effective January 1, 2006, the Company adopted SFAS 123R. Of the ($.3) net tax cost recorded in 2008, the entire amount represents a reduction in overall windfall tax benefit.

In 2008 and 2007, valuation allowances of approximately $11.2 and $16.7, respectively, were recognized for certain Canadian net operating losses, offset by changes in valuation allowances related to businesses sold during 2008. The establishment of allowances for Canadian net operating losses was required due to uncertainties surrounding the ultimate realizability of these deferred tax assets.

Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits.

Deferred income taxes and withholding taxes have not been provided on undistributed earnings which management has deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2008, which the Company has deemed to be permanently reinvested, are approximately $281.5. If such earnings were distributed, the resulting incremental taxes would be approximately $58.3 based on present income tax laws, which are subject to change.

Deferred tax assets and (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2008	2007
Other current assets	$27.2	$55.1
Sundry	10.6	9.4
Other current liabilities	(1.7)	(1.8)
Deferred income taxes	(17.2)	(42.3)

	$18.9	$20.4

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

The Company’s new role-based portfolio management as discussed in Note B does not impact its segment reporting structure under SFAS 131, which includes the four reportable segments described above. These segments are comprised of 10 business groups (which are also reporting units for goodwill impairment testing purposes). These business groups are currently comprised of 20 business units and over 160 production locations. As part of the Company’s 2007 Strategic Plan, it adopted a role-based portfolio management approach and assigned different roles (Grow, Core, Fix or Divest) to each of its 20 business units based upon competitive advantages, strategic position and financial health. Historically, the Company established goals and plans for the business units uniformly, with each business unit expected to grow revenue significantly. The new role-based approach changes the expectations for the business units based on their assigned roles.

The Company’s reportable segments are based upon management organizational structure, including senior operating vice-presidents for each reportable segment. The Company’s management structure has not changed as a result of the role-based approach. The financial information regularly reviewed and used by the chief operating decision-maker and the Board of Directors to evaluate segment performance and allocate total resources has not changed. In addition, the management incentive compensation for segment, group and unit managers is based upon budget achievement and return on capital employed of operations under their direct control as reported through the existing segment structure. The new role-based approach is a supplemental tool used by management to ensure capital (not total resources) is efficiently allocated to the business units within the reportable segment structure.

A summary of segment results for the years ended December 31, 2008, 2007 and 2006 are shown in the following tables. Amounts for 2007 and 2006 have been retrospectively adjusted to reflect discontinued operations as discussed in Note B.

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT From Continuing Operations
2008
Residential Furnishings	$2,102.3	$17.5	$2,119.8	$150.7
Commercial Fixturing & Components	696.9	14.4	711.3	13.8
Industrial Materials	658.2	308.0	966.2	95.5
Specialized Products	618.7	63.0	681.7	40.7
Intersegment eliminations				(11.1)
Adjustment to LIFO method				(61.9)

	$4,076.1	$402.9	$4,479.0	$227.7

2007
Residential Furnishings	$2,238.4	$15.6	$2,254.0	$174.3
Commercial Fixturing & Components	819.8	17.6	837.4	(104.4)
Industrial Materials	523.1	252.6	775.7	54.6
Specialized Products	668.7	46.3	715.0	64.6
Intersegment eliminations				0.7
Adjustment to LIFO method				1.1

	$4,250.0	$332.1	$4,582.1	$190.9

2006
Residential Furnishings	$2,336.3	$22.1	$2,358.4	$230.6
Commercial Fixturing & Components	850.5	10.4	860.9	59.7
Industrial Materials	504.4	279.1	783.5	55.3
Specialized Products	575.7	45.0	620.7	43.4
Intersegment eliminations				1.8
Adjustment to LIFO method				(7.4)

	$4,266.9	$356.6	$4,623.5	$383.4

Beginning in 2008, management changed the measure of segment assets used in evaluating segment performance. Return measures now include working capital (all current assets and current liabilities) plus net property, plant and equipment. The previous measure included inventory, trade receivables, net property, plant and equipment and unamortized purchased intangibles. Segment assets for all years are reflected at their estimated average for the year. Acquired companies’ long-lived assets as disclosed below include property, plant and equipment and long-term assets.

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2008
Residential Furnishings	$801.9	$66.3	$4.5	$61.4
Commercial Fixturing & Components	301.5	11.0	3.2	17.0
Industrial Materials	306.1	11.5	.1	17.2
Specialized Products	265.0	14.4	—	32.5
Average current liabilities included in segment numbers above	348.1	—	—	—
Assets held for sale	61.2	6.5	—	.2
Unallocated assets**	1,310.3	8.6	—	12.1
Difference between average assets and year-end balance sheet	(232.2)	—	—	—

	$3,161.9	$118.3	$7.8	$140.4

2007
Residential Furnishings	$801.9	$59.2	$2.4	$61.9
Commercial Fixturing & Components	340.3	14.7	29.3	18.3
Industrial Materials	276.8	10.0	63.8	17.1
Specialized Products	275.5	28.8	41.7	32.9
Average current liabilities included in segment numbers above	318.3	—	—	—
Assets held for sale	554.5	27.1	—	40.1
Other*	17.8	—	—	—
Unallocated assets**	1,559.6	9.0	—	13.1
Difference between average assets and year-end balance sheet	(72.2)	—	—	—

	$4,072.5	$148.8	$137.2	$183.4

2006
Residential Furnishings	$808.9	$33.5	$96.5	$60.6
Commercial Fixturing & Components	336.7	20.8	—	18.4
Industrial Materials	278.5	7.4	—	15.7
Specialized Products	266.0	29.8	—	28.1
Average current liabilities included in segment numbers above	326.1	—	—	—
Other*	659.8	54.8	—	40.6
Unallocated assets**	1,601.7	20.0	—	12.0
Difference between average assets and year-end balance sheet	(12.4)	—	—	—

	$4,265.3	$166.3	$96.5	$175.4

*	Businesses sold or classified as held for sale during the years ended December 31, 2008 and 2007.
**	Primarily goodwill, other intangibles, cash and long-term notes receivable.

As discussed above, segment assets for December 31, 2007 and 2006 have been retrospectively adjusted, and the tables below summarize the impact of the change.

	December 31, 2007 segment assets as previously reported	Less average gross goodwill and other intangibles	Net average other assets and liabilities included in return measures	December 31, 2007 segment assets (as adjusted)
Residential Furnishings	$1,493.6	$(573.4)	$(118.3)	$801.9
Commercial Fixturing & Components	703.8	(318.1)	(45.4)	340.3
Industrial Materials	376.4	(75.2)	(24.4)	276.8
Specialized Products	676.7	(339.2)	(62.0)	275.5
Average current liabilities included in revised segment assets	—	—	318.3	318.3
Assets held for sale	554.5	—	—	554.5
Other*	—	—	17.8	17.8
Unallocated assets**	410.5	1,318.2	(169.1)	1,559.6
Difference between average assets and year-end balance sheet	(143.0)	(12.3)	83.1	(72.2)

	$4,072.5	$—	$—	$4,072.5

	December 31, 2006 segment assets as previously reported	Less average gross goodwill and other intangibles	Net average other assets and liabilities included in return measures	December 31, 2006 segment assets (as adjusted)
Residential Furnishings	$1,442.9	$(505.8)	$(128.2)	$808.9
Commercial Fixturing & Components	729.9	(344.7)	(48.5)	336.7
Industrial Materials	343.7	(48.0)	(17.2)	278.5
Specialized Products	621.4	(287.6)	(67.8)	266.0
Average current liabilities included in revised segment assets	—	—	326.1	326.1
Other*	794.6	(189.5)	54.7	659.8
Unallocated assets**	275.4	1,498.6	(172.3)	1,601.7
Difference between average assets and year-end balance sheet	57.4	(123.0)	53.2	(12.4)

	$4,265.3	$—	$—	$4,265.3

*	Businesses sold or classified as held for sale during the year ended December 31, 2008 and 2007.
**	Primarily cash, other current assets, and long-term notes receivable.

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2008	2007	2006
Residential Furnishings
Bedding group	$829.9	$806.6	$813.6
Furniture group	615.6	641.7	667.7
Fabric & carpet underlay group	656.8	790.1	855.0

	2,102.3	2,238.4	2,336.3
Commercial Fixturing & Components
Fixture & display group	477.7	593.1	613.0
Office furniture components group	219.2	226.7	237.5

	696.9	819.8	850.5
Industrial Materials
Wire group	555.8	419.0	391.2
Tubing group	102.4	104.1	113.2

	658.2	523.1	504.4
Specialized Products
Automotive group	339.0	366.5	332.6
Commercial vehicle products group	150.6	176.7	118.3
Machinery group	129.1	125.5	124.8

	618.7	668.7	575.7

	$4,076.1	$4,250.0	$4,266.9

The Company’s operations outside of the United States are principally in Canada, Europe, Mexico and China. The geographic information that follows is based on the area of manufacture.

	Year Ended December 31
	2008	2007	2006
External sales
United States	$3,025.4	$3,144.7	$3,254.5
Europe	409.0	402.0	353.7
China	267.2	224.0	157.3
Canada	247.4	337.4	373.3
Mexico	75.7	79.8	75.3
Other	51.4	62.1	52.8

	$4,076.1	$4,250.0	$4,266.9

Long-lived assets
United States	$1,296.5	$1,516.4	$1,727.3
Europe	224.8	251.8	225.8
China	98.8	92.3	51.3
Canada	176.4	233.6	226.5
Mexico	27.5	94.8	92.1
Other	31.1	49.2	48.2

	$1,855.1	$2,238.1	$2,371.2

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

On February 5, 2009, a shareholder derivative complaint was filed by the New England Carpenters Pension Fund, which represented that it owns 3,000 shares of Leggett stock, in the Circuit Court of Jasper County, Missouri. The complaint is substantially similar to a lawsuit filed by the New England Carpenters Pension Fund in federal court on September 4, 2008, which the plaintiff voluntarily dismissed on September 26, 2008 without prejudice to its right to re-file. However, this new lawsuit has fewer claims and asserts no federal causes of action. The action is purportedly brought on behalf of the Company, naming it as a nominal defendant and naming as defendants certain current and former officers and directors of the Company.

The plaintiff alleges, among other things, that the individual defendants participated in the backdating of stock options, breached fiduciary duties, caused or allowed the Company to issue false and misleading financial statements and proxy statements, and sold Company stock while in possession of material non-public information. The plaintiff seeks, among other things, unspecified monetary damages against the individual defendants, certain equitable and other relief relating to the profits from the alleged improper conduct, the adoption of certain Company corporate governance proposals, the imposition of a constructive trust over the defendants’ stock options and proceeds, punitive damages, the rescission of certain unexercised options, and the reimbursement of litigation costs. The plaintiff is not seeking any monetary relief from the Company. Policies of directors and officers liability insurance are in force, subject to customary limits and exclusions.

The complaint is based on a statistical analysis of stock option grants and Leggett stock prices that the Company believes is flawed. The Company believes this lawsuit does not take into consideration important aspects of Leggett’s stock option plans. For example, the plaintiff has noted only one set of stock option grants, made on December 30, 2005, within what we believe to be the applicable 5-year statute of limitations. These option grants were made in accordance with the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. The Company provided plaintiff’s counsel with this publicly available documentation before they dismissed the prior federal court lawsuit.

The Company expects that the outcome of this litigation will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

Q—Other Expense

The components of other expense from continuing operations were as follows:

	Year ended December 31
	2008	2007	2006
Gain on asset sale	$(14.6)	$(11.4)	$(8.4)
Restructuring charges	17.9	14.1	13.3
Asset impairments	13.3	6.2	3.4
Currency loss	—	2.2	.9
Other income	(.8)	(1.8)	(1.0)

	$15.8	$9.3	$8.2

R—Derivative Financial Instruments

Risk Management Strategy & Objectives

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to manage these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments that economically manage currency risk may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments.

Cash Flow Hedges

At December 31, 2008 and 2007, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. There were $9.2 in outstanding commodity hedges at both December 31, 2008 and 2007, all of which had maturities less than 3 years. The Company routinely hedges commodity price risk up to 36 months. The Company recognized income (expense) on these commodity hedges of $1.1, $(2.4), $(4.4) for years ended December 31, 2008, 2007 and 2006, respectively.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. Of the $30.9 in foreign currency cash flow hedges at December 31, 2008, 99% hedged Canadian dollar exposures and 1% hedged British pound exposures. Of the $47.6 in foreign currency cash flow hedges at December 31, 2007, 44% hedged Canadian dollar exposures, 35% Mexican peso exposures, and 21% hedged other currencies including the British pound, Euro, and Australian dollar. In general, foreign currency cash flow hedges have maturities within 1 year. The Company recognized income on these hedges of $2.4, $3.9 and $1.5 for the years ended December 31, 2008, 2007 and 2006, respectively.

Fair Value Hedges

The Company’s fair value hedges are not material and are outstanding to manage foreign currency risk associated with subsidiaries’ receivables and payables. Hedges designated as fair value hedges recognize gain or loss currently in earnings.

Net Investment Hedges

In September 2008, the Company liquidated a $30.0 net investment hedge of a Swiss subsidiary. The liquidation had a cash cost of $4.4. The net impact to other comprehensive income of this investment hedge since inception was expense of $4.2.

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, we have not recorded any material amounts for ineffectiveness.

At December 31, 2008, the Company had two derivative transactions that did not qualify for hedge accounting treatment under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Gains or losses on these transactions are recorded directly to income and expense in the period impacted and economically offset gains and losses on the underlying hedged item in other income.

The transactions disclosed below include only transactions that qualified for hedge accounting treatment under SFAS 133 in the years 2008 and 2007. The fair values of the derivatives reflect the change in market value of the derivative from the date of trade execution, and do not consider the offsetting underlying hedged item.

	2008		2007
	Total USD Equivalent Notional Amount	Fair Value at 12/31/08	Total USD Equivalent Notional Amount	Fair Value at 12/31/07
Commodity cash flow hedges	$9.2	$(1.6)	$9.2	$(.1)
Foreign currency cash flow hedges	30.9	.6	47.6	2.2

Total cash flow hedges	40.1	(1.0)	56.8	2.1
Fair value hedges	3.5	.1	7.8	.1
Net investment hedges	—	—	30.0	(3.7)

Total derivative instruments	$43.6	(.9)	$94.6	(1.5)

Deferred income taxes		.9		1.1

Total, net of tax		$—		$(.4)

S—Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments, net unrealized gains (losses) on net investment hedges, cash flow hedges, and defined benefit plans. The following table sets forth the changes in each component of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments (1)	Net Investment Hedges (2)	Cash Flow Hedges (3)	Other Items	Defined Benefit Pension Plans (4)	Accumulated Other Comprehensive Income
Balance January 1, 2006	$70.6	$(.1)	$4.3	$—	$(8.5)	$66.3
Period change	33.9	(1.1)	(5.6)	(.2)	2.1	29.1
Adjustment to initially apply SFAS 158	—	—	—	—	(19.8)	(19.8)

Balance December 31, 2006	104.5	(1.2)	(1.3)	(.2)	(26.2)	75.6
Period change	94.0	(1.1)	2.9	.2	21.9	117.9

Balance December 31, 2007	198.5	(2.3)	1.6	—	(4.3)	193.5
Period change	(146.5)	2.3	(1.9)	—	(36.0)	(182.1)

Balance December 31, 2008	$52.0	$—	$(.3)	$—	$(40.3)	$11.4

(1)	Foreign currency translation adjustments activity is shown net of income tax expense (benefit) of $0 in 2008; $2.0 in 2007; and $(1.0) in 2006.
(2)	Net investment hedges activity is shown net of income tax benefit of $(1.2) in 2008; $(.7) in 2007; and $(.7) in 2006. The activity also includes reclassifying to foreign currency translation adjustments $(4.2) (the net impact to other comprehensive income since inception of this hedge) due to the unwinding of the net investment hedge on September 30, 2008.
(3)	Cash flow hedge activity is shown net of income tax (benefit) expense of $(1.2) in 2008; $1.1 in 2007; and $(3.2) in 2006.
(4)	Defined benefit pension plan activity is shown net of income tax (benefit) expense of $(21.3) in 2008; $13.7 in 2007; and $1.4 in 2006. Adjustment to initially apply SFAS 158 is shown net of income tax benefit of $(12.5) in 2006.

T—Fair Value

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements,” except as it applies to those nonfinancial assets and nonfinancial liabilities affected by the one year delay identified in FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.” The primary areas in which the Company utilizes fair value measures applicable to the one year delay are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-lived assets for potential impairment. The areas in which the Company utilizes fair value measures that were included in the January 1, 2008 adoption are cash equivalents, short-term investments and derivatives hedging financial risks primarily related to interest rates, foreign currency, and commodities.

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$76.8	$—	$—	$76.8
Short-term investments:
Bank time deposits	—	2.7	—	2.7
Other	—	4.0	—	4.0
Derivative assets	—	2.1	—	2.1

Total assets	$76.8	$8.8	$—	$85.6

Liabilities:
Derivative liabilities	$2.8	$—	$—	$2.8

Total liabilities	$2.8	$—	$—	$2.8

Quarterly Summary of Earnings

Leggett & Platt, Incorporated

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth	Total
2008
Net sales	$998.3	$1,063.1	$1,132.2	$882.5	$4,076.1
Gross profit	177.1	196.4	207.1	110.6	691.2
Earnings (loss) from continuing operations before income taxes	58.1	69.7	85.5	(25.3)	188.0
Net earnings (loss) from continuing operations	39.2	43.5	48.4	(8.2)	122.9
Earnings (loss) per share from continuing operations
Basic	$.23	$.25	$.29	$(.05)	$.73

Diluted	$.23	$.25	$.29	$(.05)	$.73

Earnings (loss) from discontinued operations, net of tax	4.2	2.8	(15.7)	(9.8)	(18.5)
Earnings (loss) per share from discontinued operations
Basic	$.02	$.02	$(.09)	$(.06)	$(.11)

Diluted	$.02	$.02	$(.09)	$(.06)	$(.11)

Net earnings (loss)	43.4	46.3	32.7	(18.0)	104.4
Total earnings (loss) per share
Basic	$.25	$.27	$.20	$(.11)	$.62

Diluted	$.25	$.27	$.20	$(.11)	$.62

2007*
Net sales	$1,047.6	$1,070.5	$1,092.2	$1,039.7	$4,250.0
Gross profit	196.5	207.0	215.6	176.7	795.8
Earnings (loss) from continuing operations before income taxes	80.0	74.3	92.6	(105.1)	141.8
Net earnings (loss) from continuing operations	56.4	56.3	64.1	(117.4)	59.4
Earnings (loss) per share from continuing operations
Basic	$.31	$.31	$.36	$(.67)	$.33

Diluted	$.31	$.31	$.36	$(.67)	$.33

Earnings (loss) from discontinued operations, net of tax	19.3	3.7	1.6	(95.2)	(70.6)
Earnings (loss) per share from discontinued operations
Basic	$.10	$.02	$.01	$(.54)	$(.39)

Diluted	$.10	$.02	$.01	$(.54)	$(.39)

Net earnings (loss)	75.7	60.0	65.7	(212.6)	(11.2)
Total earnings (loss) per share
Basic	$.41	$.33	$.37	$(1.21)	$(.06)

Diluted	$.41	$.33	$.37	$(1.21)	$(.06)

*	Quarterly financial data has been retrospectively adjusted to reflect discontinued operations. See note B for further discussion.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2008 (1)
Allowance for doubtful receivables	$23.9	$22.8	$8.5	(2)	$38.2

Excess and obsolete inventory reserve, LIFO basis	$35.3	$27.1	$36.2		$26.2

Tax valuation allowance	$55.2	$1.7	$10.6	(3)	$46.3

Year ended December 31, 2007
Allowance for doubtful receivables	$21.9	$8.5	$6.5	(2)	$23.9

Excess and obsolete inventory reserve, LIFO basis	$25.6	$22.5	$12.8		$35.3

Tax valuation allowance	$37.3	$16.1	$(1.8	)(3)	$55.2

Year ended December 31, 2006
Allowance for doubtful receivables	$20.8	$4.9	$3.8	(2)	$21.9

Excess and obsolete inventory reserve, LIFO basis	$34.2	$10.7	$19.3		$25.6

Tax valuation allowance	$38.0	$1.8	$2.5	(3)	$37.3

(1)	The balances at December 31, 2008 include assets held for sale of $.5 of allowance for doubtful receivables, and $2.9 of excess and obsolete inventory reserve.
(2)	Uncollectible accounts charged off, net of recoveries.
(3)	Federal tax effect of state and foreign net operating loss carryforwards and credits and changes in currency exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and
Chief Executive Officer

Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S/ DAVID S. HAFFNER David S. Haffner	President and Chief Executive Officer	February 25, 2009

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Senior Vice President and Chief Financial Officer	February 25, 2009

(c) Principal Accounting Officer:

/S/ WILLIAM S. WEIL William S. Weil	Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2009

(d) Directors:

RAYMOND F. BENTELE* Raymond F. Bentele	Director

RALPH W. CLARK* Ralph W. Clark	Director

ROBERT TED ENLOE, III* Robert Ted Enloe, III	Director

RICHARD T. FISHER* Richard T. Fisher	Chairman

KARL G. GLASSMAN* Karl G. Glassman	Director

Signature	Title	Date

DAVID S. HAFFNER* David S. Haffner	Director

JOSEPH W. MCCLANATHAN* Joseph W. McClanathan	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

PHOEBE A. WOOD* Phoebe A. Wood	Director

*By:	/s/ ERNEST C. JETT	February 25, 2009
Ernest C. Jett
Attorney-in-Fact Under Power-of-Attorney dated February 19, 2009

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Unit Purchase Agreement by and among the Company, Pace Industries, LLC and KPI Acquisition, LLC, and certain other affiliates of Kenner & Company, Inc., dated July 16, 2008, including Exhibit A – Promissory Note; and Exhibit B – Certificate of Incorporation Containing Preferred Stock Terms, filed July 17, 2008 as Exhibit 2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845). Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

3.1	Restated Articles of Incorporation of the Company as of May 13, 1987; Amendment dated May 12, 1993; and Amendment dated May 20, 1999, filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003 are incorporated by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company, as amended through August 7, 2008, filed August 7, 2008 as Exhibit 3.2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2	Indenture, dated as of November 24, 1999 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank)), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated by reference. (SEC File No. 001-07845)

4.2.1**	Tri-Party Agreement under the November 24, 1999 Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to The Chase Manhattan Bank) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009.

4.3	Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.3.1**	Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009.

Exhibit No.	Document Description
4.4	Form of Fixed Rate Note filed May 10, 2005 as Exhibit 4.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5	Form of Floating Rate Note filed May 10, 2005 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.6	Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7	Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.8	Form of $180,000,000 4.65% Notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.9	Form of $200,000,000 5.00% Notes due 2015 issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 11, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*	Employment Agreement between the Company and David S. Haffner, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2*	Employment Agreement between the Company and Karl G. Glassman, dated May 10, 2006, filed May 10, 2006 as Exhibit 10.3 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.3*,**	Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated November 6, 2008.

10.4*,**	Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated November 15, 2008.

10.5*	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference. (SEC File No. 001-07845)

10.6*	Summary Sheet for Executive Cash Compensation, filed March 31, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.7*	Summary Sheet of Director Compensation, filed May 9, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description
10.8.1*	The Company’s Flexible Stock Plan, amended and restated, effective as of May 8, 2008, filed March 27, 2008 as Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated by reference. (SEC File No. 001-07845)

10.8.2*	Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed November 2, 2006 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, is incorporated by reference. (SEC File No. 001-07845)

10.8.3*	Form of Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed November 3, 2004 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference. (SEC File No. 001-07845)

10.8.4*	Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 26, 2008 as Exhibit 10.11.1 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.8.5*	Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.8.6*	Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9*	The Company’s 2004 Key Officers Incentive Plan, amended and restated effective January 1, 2006 filed March 1, 2006 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2005, is incorporated by reference. (SEC File No. 001-07845)

10.10*	Award Formula under the Company’s 2004 Key Officers Incentive Plan, filed March 31, 2008 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11*	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

10.12*	The Company’s Deferred Compensation Program, Amended and Restated, Effective as of December 1, 2007, filed February 26, 2008 as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2007 is incorporated by reference. (SEC File No. 001-07845)

10.13*	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description
10.14*	The Company’s Pre-2005 Executive Stock Unit Program, as amended and restated, effective as of December 31, 2004, filed December 10, 2004 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.15*	The Company’s 2005 Executive Stock Unit Program, as amended, effective as of December 31, 2007, filed February 26, 2008 as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.15.1*	Amendment No. 1 to the Company’s 2005 Executive Stock Unit Program, filed May 8, 2008 as Exhibit 10.1 to the Company’s Form 8-K; is incorporated by reference. (SEC File No. 001-07845)

10.16*,**	Description of long-term disability arrangements between the Company and certain executives.

10.17*	The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007 is incorporated by reference. (SEC File No. 001-07845)

10.18*	Restated and Amended Employment Agreement between the Company and Felix E. Wright dated March 1, 1999, filed March 31, 1999 as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 1998 is incorporated by reference. (SEC File No. 001-07845)

10.18.1*	Amendment No. 1 to the Restated and Amended Employment Agreement of Felix E. Wright, dated October 1, 2002, filed November 13, 2002 as Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2002 is incorporated by reference. (SEC File No. 001-07845)

10.18.2*	Letter Agreement between the Company and Felix E. Wright, dated August 6, 2003, filed August 6, 2003 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003 is incorporated by reference. (SEC File No. 001-07845)

10.18.3*	Amendment No. 2 to the Restated and Amended Employment Agreement of Felix E. Wright, dated August 4, 2004, filed August 5, 2004 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004 is incorporated by reference. (SEC File No. 001-07845)

10.19*	Restated and Amended Employment Agreement between the Company and Harry M. Cornell, Jr. dated as of August 14, 1996, and Amendment No. 1 to Employment Agreement dated January 1, 1999, and Letter Agreement dated April 24, 2000 extending term of Employment Agreement and Letter Agreement dated March 1, 2001 extending term of Employment Agreement, all of which were filed on March 28, 2002 as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 are incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description
10.19.1*	Letter Agreement between the Company and Harry M. Cornell, Jr. dated November 15, 2002, filed March 18, 2003 as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2002 is incorporated by reference. (SEC File No. 001-07845)

10.20	Credit Agreement, dated August 5, 2005 among the Company, Wachovia Bank, N.A. as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 9, 2005 as Exhibit 10.1 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.20.1	First Amendment to Credit Agreement, dated July 31, 2006, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 3, 2006 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006 is incorporated by reference. (SEC File No. 001-07845)

10.20.2	Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.20.3	Third Amendment to Credit Agreement, dated September 30, 2008, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed October 2, 2008 as Exhibit 10.4 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.21	Assignment and Assumption between Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed February 26, 2008 as Exhibit 10.20.1 to the Company’s Form 10-K for the year ended December 31, 2007 is incorporated by reference. (SEC File No. 001-07845)

10.22	Assignment and Assumption between The Bank of New York and Comerica Bank, dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed February 26, 2008 as Exhibit 10.20.2 to the Company’s Form 10-K for the year ended December 31, 2007 is incorporated by reference. (SEC File No. 001-07845)

10.23	Assignment and Assumption between HSBC Bank USA National Association and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.24	Assignment and Assumption between BNP Paribas and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description
10.25	Assignment and Assumption between BNP Paribas and Arvest Bank, dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.26	Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.27	Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.28	Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.29	Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005, filed May 9, 2007 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.30	Commercial Paper Dealer Agreement between the Company and Wachovia Capital Markets, LLC dated October 10, 2005, filed May 9, 2007 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2009.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2009.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2009.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2009.

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.