Form 10-Q
period 2009-03-31
LEGGETT & PLATT INC
filed 2009-05-08
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock outstanding as of April 30, 2009: 156,758,568

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$160.2	$164.7
Accounts and other receivables	526.2	578.0
Allowance for doubtful accounts	(33.2)	(27.5)
Inventories, net	452.7	495.0
Other current assets	69.6	65.6
Current assets held for sale	27.9	31.0

Total current assets	1,203.4	1,306.8

PROPERTY, PLANT AND EQUIPMENT
Property, plant & equipment, at cost	1,735.7	1,740.8
Less accumulated depreciation	1,064.3	1,059.4

Net property, plant & equipment	671.4	681.4

OTHER ASSETS
Goodwill	880.9	875.6
Other intangibles, less accumulated amortization of $80.6 at March 31, 2009 and $76.9 at December 31, 2008	182.4	197.4
Sundry	54.8	70.5
Non-current assets held for sale	27.7	30.2

Total other assets	1,145.8	1,173.7

TOTAL ASSETS	$3,020.6	$3,161.9

CURRENT LIABILITIES
Current maturities of long-term debt	$17.1	$22.4
Accounts payable	159.9	175.3
Accrued expenses	210.5	234.9
Other current liabilities	95.5	84.2
Current liabilities held for sale	6.1	7.4

Total current liabilities	489.1	524.2
LONG-TERM LIABILITIES
Long-term debt	793.2	851.2
Other long-term liabilities	97.9	98.4
Deferred income taxes	19.4	17.2

Total long-term liabilities	910.5	966.8

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock	2.0	2.0
Additional contributed capital	468.8	496.1
Retained earnings	2,025.4	2,062.1
Accumulated other comprehensive (loss) income	(3.3)	11.4
Treasury stock	(889.6)	(918.6)

Total Leggett & Platt, Inc. shareholders’ equity	1,603.3	1,653.0
Noncontrolling interest	17.7	17.9

Total equity	1,621.0	1,670.9

TOTAL LIABILITIES AND EQUITY	$3,020.6	$3,161.9

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2009	2008
Net sales	$718.1	$998.3
Cost of goods sold	593.1	821.2

Gross profit	125.0	177.1

Selling and administrative expenses	101.9	103.9
Amortization of intangibles	4.3	6.0
Other expense (income), net	.9	(3.1)

Earnings from continuing operations before interest and income taxes	17.9	70.3

Interest expense	9.4	13.3
Interest income	1.5	2.3

Earnings from continuing operations before income taxes	10.0	59.3

Income taxes	6.7	18.9

Earnings from continuing operations	3.3	40.4
Earnings (loss) from discontinued operations, net of tax	(.3)	4.2

Net earnings	$3.0	$44.6
(Earnings) loss attributable to noncontrolling interest, net of tax	.3	(1.2)

Net earnings attributable to Leggett & Platt, Inc.	$3.3	$43.4

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.23
Diluted	$.02	$.23
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.02
Diluted	$—	$.02
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.25
Diluted	$.02	$.25

Cash dividends declared per share	$.25	$.25

Average shares outstanding
Basic	161.1	173.1
Diluted	161.4	173.2

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2009	2008
OPERATING ACTIVITIES
Net earnings	$3.0	$44.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	27.1	29.0
Amortization	4.3	6.0
Provision for losses on receivables	15.7	2.8
Inventory write-off	2.3	3.1
Asset impairment charges	.4	.1
Net gain from sales of assets	(.6)	(1.0)
Deferred income tax (benefit) expense	(1.6)	4.4
Stock-based compensation	11.1	12.7
Other	1.6	(1.1)
Other changes, excluding effects from acquisitions and divestitures:
Decrease (increase) in accounts and other receivables	47.0	(64.5)
Decrease (increase) in inventories	40.3	(13.6)
Decrease in other current assets	1.1	9.6
(Decrease) increase in accounts payable	(14.3)	16.2
(Decrease) increase in accrued expenses and other current liabilities	(22.6)	4.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	114.8	53.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(21.7)	(33.2)
Purchases of companies, net of cash acquired	(.3)	(.6)
Proceeds from sales of assets	3.0	13.0
Other	4.2	(1.7)

NET CASH USED FOR INVESTING ACTIVITIES	(14.8)	(22.5)

FINANCING ACTIVITIES
Additions to debt	12.5	95.6
Payments on debt	(64.0)	(39.5)
Dividends paid	(39.1)	(43.2)
Issuances of common stock	.9	.8
Purchases of common stock	(15.3)	(62.6)
Other	.8	.7

NET CASH USED FOR FINANCING ACTIVITIES	(104.2)	(48.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(.3)	.3

DECREASE IN CASH AND CASH EQUIVALENTS	(4.5)	(17.3)
CASH AND CASH EQUIVALENTS - January 1,	164.7	205.4

CASH AND CASH EQUIVALENTS - March 31,	$160.2	$188.1

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

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to reflect the adoption of SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements,” as discussed in Note 2 below.

For further information, refer to the financial statements of the Company and footnotes included in the annual report on Form 10-K of the Company for the year ended December 31, 2008.

2.	NEW ACCOUNTING STANDARDS

As discussed in Note 12, the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” were adopted on January 1, 2008 for financial assets and liabilities of the Company. SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure. SFAS 157 also had an effective date of January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of this standard did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R was effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. In April 2009, the FASB issued Staff Position (FSP) SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” that amends and clarifies SFAS No. 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP had the same effective date as SFAS 141R. The adoption of SFAS 141R and the related FSP did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, which was effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements, but as required by the standard, noncontrolling interest is now presented as a component of equity. Also, net income attributable to the parent and to the noncontrolling interest is presented separately. Prior year information has been retrospectively adjusted as follows:

•	In the Consolidated Condensed Balance Sheets — noncontrolling interests have been reclassified from “Other long-term liabilities” to “Equity.”

•

In the Consolidated Condensed Statements of Operations — noncontrolling interests have been reclassified from “Other expense (income), net” to “(Earnings) loss attributable to noncontrolling interest, net of tax.”

•

In the Consolidated Condensed Statements of Cash Flows — noncontrolling interests have been reclassified from “Net earnings” to “Other adjustments to reconcile net earnings to net cash provided by operating activities.”

•

In Note 9 of Notes to Consolidated Condensed Financial Statements – Segment Information, EBIT for Commercial Fixturing & Components and Specialized Products has been retrospectively adjusted to include noncontrolling interest.

There was no activity impacting noncontrolling interest balances in the three months ended March 31, 2009 or 2008 other than comprehensive income disclosed in Note 11.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.	NEW ACCOUNTING STANDARDS (continued)

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 was effective for the Company January 1, 2009. Enhanced disclosures required by this statement about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows are included in Note 13.

In April 2008, FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations.” The FSP was effective for the Company beginning January 1, 2009, and did not have a material effect on the financial statements.

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

In April 2009, FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for the Company in the second quarter of 2009. Its adoption is not expected to have a material impact on the Company’s financial statements.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During 2007 the Company completed an extensive review of its business portfolio and determined that it would exit certain of its business activities. This included the divestiture of some operations, the pruning of some business and the closure of certain underperforming plants, referred to as the 2007 Strategic Plan. Details related to completed divestitures are discussed below.

Fourth quarter 2008

•

Fibers unit – The sale of this unit resulted in a pre-tax loss of $8.6 ($7.8 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously reported in the Residential Furnishings segment.

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

•

Wood Products unit – The sale of this unit resulted in a pre-tax loss of $4.1 ($4.4 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously part of the Residential Furnishings segment.

•

Plastics unit – The sale of this unit resulted in a pre-tax loss of $9.4 ($6.7 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously reported in the Commercial Fixturing & Components segment.

•

The dealer portion of the Commercial Vehicle Products unit – The sale of this business resulted in a pre-tax gain of $.4 ($.3 gain after taxes) that is reported within earnings from discontinued operations. This business was previously reported in the Specialized Products segment.

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

In 2007 the Company sold its Prime Foam Products unit which was previously part of the Residential Furnishings segment. Activity directly related to this unit subsequent to the date of sale is reflected in the table below.

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

Results from discontinued operations were as follows:

	Three Months Ended March 31,
	2009	2008
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$—
Wood Products Unit	—	14.7
Fibers Unit	—	21.0
Coated Fabrics Unit	6.0	11.0
Commercial Fixturing & Components:
Plastics Unit	—	11.7
Storage Products Unit	13.6	18.7
Aluminum Products Segment	—	128.7
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	—	17.9
An automotive seating components operation	—	3.9

External sales	$19.6	$227.6

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$—	$(2.0)
Wood Products Unit	—	.5
Fibers Unit	—	1.1
Coated Fabrics Unit	(.4)	(.3)
Commercial Fixturing & Components:
Plastics Unit	(.1)	1.8
Storage Products Unit	.1	.3
Aluminum Products Segment	—	10.3
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	(.3)	(1.5)
An automotive seating components operation	—	(2.7)

Earnings (loss) before interest and income taxes	(.7)	7.5
Interest expense	—	(.6)
Income tax benefit (expense)	.4	(2.7)

Earnings (loss) from discontinued operations, net of tax	$(.3)	$4.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Net assets held for sale by segment were as follows:

	March 31, 2009
	Assets	Liabilities	Net Assets
Residential Furnishings	$10.6	$2.1	$8.5
Commercial Fixturing & Components	32.2	4.0	28.2
Aluminum Products	1.4	—	1.4
Industrial Materials	2.9	—	2.9
Specialized Products	8.5	—	8.5

Net assets held for sale	$55.6	$6.1	$49.5

	December 31, 2008
	Assets	Liabilities	Net Assets
Residential Furnishings	$14.2	$3.1	$11.1
Commercial Fixturing & Components	33.9	4.3	29.6
Aluminum Products	1.4	—	1.4
Industrial Materials	3.6	—	3.6
Specialized Products	8.1	—	8.1

Net assets held for sale	$61.2	$7.4	$53.8

These tables include $19.4 and $21.9 of property, plant and equipment held for sale at March 31, 2009 and December 31, 2008, respectively, primarily associated with the closings of various operations and prior year restructurings not associated with the 2007 Strategic Plan. These amounts also include land and buildings retained when the Company divested the Aluminum Products segment.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Condensed Balance Sheets were as follows:

	March 31, 2009	December 31, 2008
Receivables, net	$9.6	$10.4
Inventories, net	18.1	20.4
Prepaid expenses and other current assets	.2	.2

Total current assets held for sale	27.9	31.0

Property, plant and equipment, net	24.5	27.0
Goodwill	3.0	3.0
Patents and other intangible assets, net	.2	.2

Total non-current assets held for sale	27.7	30.2

Total assets held for sale	$55.6	$61.2

Accounts payable	$4.0	$4.6
Accrued expenses	2.1	2.8

Total current liabilities held for sale	6.1	7.4

Total liabilities held for sale	$6.1	$7.4

Net assets held for sale	$49.5	$53.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING AND SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. The Company’s total restructuring-related costs for the three months ended March 31, 2009 and 2008 were comprised of:

	Three Months Ended March 31,
	2009	2008
Continuing operations:
Charged to other expense (income), net:
Severance and other restructuring costs	$1.6	$.9
Other long-lived asset impairments	.4	.1
Loss (gain) from sale of assets	.2	(2.2)

	2.2	(1.2)
Charged to cost of goods sold:
Inventory obsolescence and other	—	.8

Total continuing operations	2.2	(.4)

Discontinued operations:
Severance and other restructuring costs	.1	.8
Loss from sale of assets	.2	2 .4

Total discontinued operations	.3	3.2

Total restructuring and other special charges	$2.5	$2.8

Cash charges included in totals	$1.7	$1.7

Total restructuring and other special charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

Exit activities associated with the 2007 Strategic Plan discussed in Note 3 were substantially complete by the end of 2008. The above table contains $.7 ($.4 continuing operations, $.3 discontinued operations); and $.6 ($(1.9) continuing operations, $2.5 discontinued operations) for the three months ended March 31, 2009 and 2008, respectively associated with this plan.

The accrued liability associated with all these restructuring activities consisted of the following:

	Balance at December 31, 2008	2009 Charges	Payments	Balance at March 31, 2009
Termination benefits	$2.3	$.5	$1.8	$1.0
Contract termination costs	3.1	—	.7	2.4
Other restructuring costs	2.1	1.2	1.7	1.6

	$7.5	$1.7	$4.2	$5.0

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2009	2008
Earnings from continuing operations	$3.3	$40.4
Earnings (loss) from discontinued operations, net of tax	(.3)	4.2
(Earnings) loss attributable to noncontrolling interest, net of tax	.3	(1.2)

Net earnings attributable to Leggett & Platt, Inc.	$3.3	$43.4

Weighted average number of common shares used in basic EPS	161.1	173.1
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.3	.1

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	161.4	173.2

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.02	$.23
Discontinued operations	—	.02

Basic earnings per common share attributable to Leggett & Platt, Inc. common shareholders	$.02	$.25

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.02	$.23
Discontinued operations	—	.02

Diluted earnings per common share attributable to Leggett & Platt, Inc. common shareholders	$.02	$.25

Shares issuable under employee and non-employee stock options	14.8	15.0
Anti-dilutive shares excluded from diluted EPS computation	13.3	11.6

6.	INVENTORIES

Inventories, of which about 60% are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	March 31, 2009	December 31, 2008
At FIFO cost
Finished goods	$274.6	$309.4
Work in process	44.1	46.8
Raw materials and supplies	244.3	266.1
LIFO reserve	(110.3)	(127.3)

	$452.7	$495.0

The Company calculates its LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, the Company estimates the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocates that change proportionally to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from that currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year. Any change in the annual LIFO estimate will be reflected in the remaining quarters.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	STOCK-BASED COMPENSATION

During the three months ended March 31, 2009 and 2008, 1.9 million and 1.8 million options were granted and the Company recorded stock compensation expense of $2.5 and $3.0, respectively related to current year grants and vesting of options previously granted to employees. The weighted-average per-share fair value of the options granted was $2.22 and $2.45, for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the periods presented. Fair values were calculated using the Black-Scholes option pricing model.

	Three Months Ended
Key Assumptions	March 31, 2009	March 31, 2008
Risk-free interest rate	1.9%	3.4%
Expected life in years	6.7	6.6
Expected volatility (over expected life)	31.4%	26.9%
Expected dividend yield (over expected life)	6.4%	5.9%

8.	EMPLOYEE BENEFIT PLANS

The following table provides interim information as to the Company’s domestic and foreign defined benefit pension plans. Expected 2009 employer contributions are not significantly different than the $2.6 previously reported at year-end 2008.

	Three Months Ended March 31,
	2009	2008
Components of net pension expense (income)
Service cost	$.5	$.7
Interest cost	3.4	3.3
Expected return on plan assets	(3.5)	(4.8)
Recognized net actuarial loss	1.0	.1

Net pension expense (income)	$1.4	$(.7)

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	SEGMENT INFORMATION

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

The Company’s role-based portfolio management does not impact its segment reporting structure under SFAS 131, which includes the four reportable segments described above. These segments are comprised of 10 business groups (which are also reporting units for goodwill impairment testing purposes). These business groups are currently comprised of 20 business units and over 160 production locations. The role-based portfolio management assigns different roles (Grow, Core, Fix or Divest) to each of its 20 business units based upon competitive advantages, strategic position and financial health and establishes expectations for the business units based on their assigned roles.

The Company’s reportable segments are based upon management organizational structure, including senior operating vice-presidents for each reportable segment. The financial information regularly reviewed and used by the chief operating decision-maker and the Board of Directors to evaluate segment performance and allocate total resources is based upon the reportable segments. In addition, the management incentive compensation for segment, group and unit managers is substantially based upon achievement of budgeted earnings and return on capital employed of operations under their direct control as reported through the existing segment structure. The role-based approach is a supplemental tool used by management to ensure capital (not total resources) is efficiently allocated to the business units within the reportable segment structure.

A summary of segment results from continuing operations are shown in the following tables.

To comply with SFAS 160 discussed under “New Accounting Standards” in Note 2, the three months ended March 31, 2008 EBIT has been retrospectively adjusted as follows to include noncontrolling interest. Commercial Fixturing & Components - (from $7.7 to $7.8); Specialized Products – (from $13.9 to $15.0).

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three months ended March 31, 2009:
Residential Furnishings	$411.6	$2.4	$414.0	$(7.1)
Commercial Fixturing & Components	114.4	1.1	115.5	(3.3)
Industrial Materials	104.3	60.6	164.9	13.0
Specialized Products	87.8	16.6	104.4	(8.5)
Intersegment eliminations				6.8
Change in LIFO reserve				17.0

	$718.1	$80.7	$798.8	$17.9

Three months ended March 31, 2008:
Residential Furnishings	$518.3	$4.2	$522.5	$37.3
Commercial Fixturing & Components	187.3	4.7	192.0	7.8
Industrial Materials	139.9	72.6	212.5	18.5
Specialized Products	152.8	16.1	168.9	15.0
Intersegment eliminations				(4.7)
Change in LIFO reserve				(3.6)

	$998.3	$97.6	$1,095.9	$70.3

Average assets for the Company’s segments at March 31, 2009 and December 31, 2008 are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment, and utilize a month-end average for the periods presented.

	March 31, 2009	December 31, 2008
Residential Furnishings	$733.6	$801.9
Commercial Fixturing & Components	228.1	301.5
Industrial Materials	279.1	306.1
Specialized Products	220.0	265.0

Segment subtotal	1,460.8	1,674.5

Reconciliation to consolidated assets:
Average current liabilities included in segment numbers above	314.4	348.1
Assets held for sale	55.6	61.2
Unallocated assets (1)	1,273.3	1,310.3
Difference between average assets and period-end balance sheet	(83.5)	(232.2)

Total Assets	$3,020.6	$3,161.9

(1)	Primarily goodwill, other intangibles, cash and long-term notes receivable.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.	CONTINGENCIES

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

The Company and the other defendants filed motions to dismiss the suit in early April, asserting defenses including: (1) the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law and the court should not excuse the failure to make demand; (2) the plaintiff is not a representative shareholder because plaintiff is a professional plaintiff and does not have a significant economic stake in the litigation, (3) the lawsuit is based on a statistical analysis of stock option grants and Leggett stock prices that the Company believes is flawed, (4) the plaintiff fails to state a legally cognizable claim, and (5) the statute of limitations has expired on all the challenged grants except the December 30, 2005 deferred compensation grant. As to this grant, the motions to dismiss also advise the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.

The Company expects that the outcome of this litigation will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, cash flow hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges (2)	Defined Benefit Pension Plans (3)	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2009	$52.0	$(.3)	$(40.3)	$11.4
Period change	(14.0)	(1.5)	.8	(14.7)

Balance March 31, 2009	$38.0	$(1.8)	$(39.5)	$(3.3)

(1)	There was no income tax effect on foreign currency translation activity affecting accumulated other comprehensive income (loss) in the three months ending March 31, 2009.
(2)	Cash flow hedge activity is shown net of income tax benefit of $ .5 for the three months ending March 31, 2009.
(3)	Defined benefit pension plan activity is shown net of income tax expense of $.4 for the three months ending March 31, 2009.

	Three Months Ended March 31,
	2009			2008
	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.
Comprehensive (loss) income:
Net earnings	$3.0	$.3	$3.3	$44.6	$(1.2)	$43.4
Foreign currency translation adjustments	(13.9)	(.1)	(14.0)	(9.3)	(.1)	(9.4)
Net investment hedges	—	—	—	(2.8)	—	(2.8)
Cash flow hedges	(1.5)	—	(1.5)	1.2	—	1.2
Defined benefit pension plans	.8	—	.8	.2	—	.2

Comprehensive (loss) income:	$(11.6)	$.2	$(11.4)	$33.9	$(1.3)	$32.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUE

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” except as it applies to nonfinancial assets and nonfinancial liabilities for which this Statement was effective January 1, 2009.

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

The following table presents assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

As of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63.5	$—	$—	$63.5
Short-term investments:
Bank time deposits	—	4.8	—	4.8
Derivative assets	—	3.0	—	3.0

Total assets	$63.5	$7.8	$—	$71.3

Liabilities:
Derivative liabilities	$2.9	$1.3	$—	$4.2

Total liabilities	$2.9	$1.3	$—	$4.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUE (continued)

As of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$76.8	$—	$—	$76.8
Short-term investments:
Bank time deposits	—	2.7	—	2.7
Other	—	4.0	—	4.0
Derivative assets	—	2.1	—	2.1

Total assets	$76.8	$8.8	$—	$85.6

Liabilities:
Derivative liabilities	$1.7	$1.1	$—	$2.8

Total liabilities	$1.7	$1.1	$—	$2.8

The primary areas in which the Company utilizes fair value measures on a nonrecurring basis that were included in the January 1, 2009 effective date are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment. The Company performs an annual review for potential goodwill impairment in June of each year and tests long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company incurred one impairment charge of $.4 related to fixed assets in the first quarter of 2009. Fair value and the resulting impairment charge were based upon offers from potential buyers.

13.	RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

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

As of March 31, 2009 and December 31, 2008, the Company has recorded the following assets and liabilities representing the fair value of derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.	RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

	Total USD Equivalent Notional Amount	Assets		Liabilities
As of March 31, 2009 Derivatives designated as hedging instruments under FAS 133		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$10.0	$—	$—	$2.5	$.4
Cash flow currency hedges:

CAD interest payments from Canadian subsidiary	2.6	.7	—	—	—
Future USD sales of a Canadian subsidiary	19.6	.1	—	.9	—

Total cash flow hedges		.8	—	3.4	.4
Fair value hedges:

MXN payables to a Mexican subsidiary	1.6	—	—	.3	—
USD inter-company note receivable on a Canadian subsidiary	7.5	—	—	.1	—
HUF inter-company note receivable from Hungarian subsidiary	1.9	.6	—	—	—

Total fair value hedges		.6	—	.4	—

Derivatives not designated as hedging instruments under FAS 133
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	1.6	—	—

		$1.4	$1.6	$3.8	$.4

	Total USD Equivalent Notional Amount	Assets		Liabilities
As of December 31, 2008 Derivatives designated as hedging instruments under FAS 133		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$9.2	$—	$—	$1.6	$.1
Cash flow currency hedges:

Future USD purchases of an UK subsidiary	.5	—	—	—	—
CAD interest payments from Canadian subsidiary	5.1	1.2	—	—	—
Future USD sales of a Canadian subsidiary	25.3	.3	—	.8	—

Total cash flow hedges		1.5	—	2.4	.1
Fair value hedges:

MXN payables to a Mexican subsidiary	1.6	—	—	.3	—
HUF inter-company note receivable from Hungarian subsidiary	1.9	.3	—	—	—

Total fair value hedges		.3	—	.3	—

Derivatives not designated as hedging instruments under FAS 133
Hedge of USD prepaid account on a UK subsidiary	.6	—	—	—	—
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	.3	—	—

		$1.8	$.3	$2.7	$.1

Cash Flow Hedges

At March 31, 2009 and December 31, 2008, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.	RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. There were $10.0 in outstanding notional amounts related to commodity hedges at March 31, 2009, all of which had maturities less than 3 years. The Company routinely hedges commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at March 31, 2009 hedged Canadian dollar exposures and had maturity dates within one year. In general, it is the Company’s policy to have foreign currency cash flow hedges with maturities within two years.

Fair Value Hedges

The Company’s fair value hedges manage foreign currency risk associated with subsidiaries’ inter-company assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings and are presented as operating cash flows when the contracts are settled. These fair value hedges generally have a maturity date within one year.

Net Investment Hedges

The Company had no net investment hedge activity in 2009. The company had a $30.0 net investment hedge of a Swiss subsidiary that was liquidated in the 3rd quarter 2008. Investment hedge settlements are presented as investing cash flows when contracts are settled.

Hedge Effectiveness

The Company considers all hedges to be highly effective and as a result, has not recorded any material amounts for ineffectiveness.

At March 31, 2009, the Company had one derivative transaction that did not qualify for hedge accounting treatment under SFAS No. 133 (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities.” Gains or losses on this transaction are recorded directly to income and expense in the period impacted and economically offset gains or losses on the underlying hedged item in other income.

The following table sets forth the pre-tax gains (losses) from the Company’s hedging activities for the quarters ended March 31, 2009 and 2008. This schedule includes reclassifications from other comprehensive income as well as derivative settlements recorded directly to income or expense. See Note 11 – Accumulated Other Comprehensive Income (Loss) for the amount of derivative gains (losses) included in other comprehensive income.

	Income Statement Classification of Gain (Loss) on	Amount of Gain (Loss) Recorded in Income
Derivatives designated as hedging instruments under FAS 133	Derivatives	March 31, 2009	March 31, 2008
Commodity cash flow hedges	Cost of goods sold	$(.2)	$.1
Foreign currency cash flow hedges	Net Sales	(.2)	(.6)
Foreign currency cash flow hedges	Other expense, net	—	.5
Foreign currency cash flow hedges	Interest expense	.6	—

Total cash flow hedges		.2	—
Fair value hedges	Other expense, net	.1	(.1)

Derivatives not designated as hedging instruments under FAS 133
Hedge of EUR inter-company note receivable-European subsidiary	Other expense, net	—	(.2)
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	(.1)	—

Total derivative instruments		$.2	$(.3)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Events That Have Occurred Since The Press Release

Consolidated Bedding (the primary Spring Air manufacturer), a significant customer of the Company, notified us on May 5 that it is ceasing operations. Although we had previously established a significant bad debt reserve for this account, we are increasing our bad debt expense by $8.5 million to reflect the full amount of the credit exposure we have with this customer.

As a result, this 10-Q filing reflects first quarter earnings of $.02 per share rather than the $.06 announced in our press release of April 22. The $.04 per share earnings reduction is solely due to the shutdown of Consolidated Bedding’s operations.

Consolidated Bedding’s trade accounts with us were current through May 1, 2009. In addition, the customer’s owners had until recently indicated an enthusiasm for their restructuring plans and the business placements they were experiencing.

We believe that the Consolidated Bedding volume of business will likely be dispersed among our other customers.

What We Do

Leggett & Platt is a diversified manufacturer that conceives, designs, and produces a broad variety of engineered components and products found in most homes, offices, automobiles, and many retail stores. We make components that are often hidden within, but integral to, our customers’ products.

We are North America’s leading independent manufacturer of: components for residential furniture and bedding, carpet underlay, components for office furniture, drawn steel wire, automotive seat support and lumbar systems and bedding industry machinery.

Our Segments

Our continuing operations are composed of 20 business units in four segments, with approximately 20,000 employee-partners, and more than 160 production facilities located in 18 countries around the world. Our segments are described below.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable beds, bed frames, ornamental beds and geo components. This segment generated approximately 47% of total sales during 2008.

Commercial Fixturing & Components: Operations in this segment, which contributed approximately 16% of total sales in 2008, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, wire retail fixtures, mechanical springs, and many other end products. This segment generated approximately 22% of our total sales in 2008.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers. This segment contributed about 15% of total sales during 2008.

Discontinued Operations and Divestitures

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

For the remaining divestitures, we expect to recover the carrying value of the net assets held for sale. Net assets classified as held for sale totaled $49.5 million at March 31, 2009 (this includes $19.4 million not associated with the remaining divestitures). Recent market conditions have delayed the expected timing of the sale of these remaining businesses; completing these transactions remains a high priority for 2009.

Strategic Direction

Total Shareholder Return (TSR) is the key success measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. There are four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. Our incentive plans emphasize the importance of, and reward, TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control. From January 1, 2008 through April 21, 2009, we posted TSR of negative 8%. Our performance for that period ranks in the top 9% of the S&P 500 companies.

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

We narrowed our focus and eliminated approximately 15% of our portfolio through the divestiture of the Aluminum Products segment and four additional business units in 2008 (two other divestitures remain). We also concluded that the Store Fixtures unit, in its previous form, was not capable of meeting our return requirements. As a result, we narrowed the unit’s scope to focus primarily on the metals part of the fixtures industry, in alignment with Leggett’s core competency of producing steel and steel-related products. The Store Fixtures unit which was previously in the Fix category, is now considered a Core business within our portfolio; as such, its primary focus is to optimize operating cash flow and improve profit while minimizing its use of capital.

Activities related to the Fix and Divest businesses resulted in charges that impacted our operating results in 2007 and 2008. Those charges are discussed under the section titled “Asset Impairments and Restructuring-related Charges.”

The strategic changes have increased available cash. We expect to continue returning much of this cash to shareholders through dividends and share repurchases.

Customers

We serve a broad suite of customers, with no single one representing even 5% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are: market demand, recent economic events, raw material cost trends and competition.

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

Lower Market-Wide Demand. Throughout 2008 and the first quarter of 2009, demand weakness in the U.S. home-related, retail, and other markets led to lower unit order activity, sales and earnings in our businesses. Several factors, including a weak U.S. economy, a depressed housing market, and low consumer confidence contributed to conservative spending habits by U.S. consumers. In late 2008, our global markets weakened appreciably as consumers further reined in spending during this period of credit concerns and stock market volatility. Short lead times in most of our markets allow for very limited long-term visibility into demand trends; however, we currently expect market demand to be soft in 2009.

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

Customers and Suppliers. Due to the tightening of credit markets and concerns regarding the availability of credit that began in late 2008 and has continued into the first quarter of 2009, our customers may experience difficulties, or may not be able to obtain necessary cash for their purchases. These delays could negatively impact our customers’ ability to conduct business and could impact our unit order activity and sales, therefore negatively impacting our cash flows and liquidity. We serve customers in a variety of industries, some of which are experiencing unprecedented decreases in demand. Sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could result in uncollectible accounts receivable, increased obsolete inventory or impairment of long-lived assets due to underutilized manufacturing capacity. These events would adversely impact our net earnings and financial condition.

The availability of credit and continued economic downturn could also impact our suppliers’ ability to conduct business causing delays in product deliveries to us. This could impact our ability to serve our customers, negatively impacting our sales, cash flow and liquidity.

Management’s Response to Recent Economic Events. Activities completed over the past few years (including the divestiture of businesses under our strategic plan, closure of underperforming and underutilized facilities, elimination of sales with unacceptable margins, and other cost reduction initiatives) improved our cost position in advance of the late 2008 economic contraction. In response to the economic events, we reduced production well below our normal utilization levels during the fourth quarter 2008 in an effort to bring finished goods inventories in line with demand. We accomplished most of the necessary reduction by year-end, and in the first quarter of 2009, capacity utilization improved modestly versus year-end levels, resulting in better overhead absorption. The majority of our overhead cost reductions were also completed by late last year, although we continue to tightly constrain overhead spending in 2009. As we make spending cuts, we are not sacrificing long-term opportunities. We remain focused on new product development and recognize this important function is critical to our future success. Given our balance sheet, operating cash flow and access to credit, we expect to be able to endure an extended downturn in market demand with no material impact to our financial position or liquidity.

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

We will experience significant variability in our quarterly earnings this year as a result of steel-related issues. Market prices for steel began to decrease in late 2008, but with the precipitous drop in demand late in the year and our inability to cancel or return higher-priced earlier purchases, we entered 2009 with high steel costs in inventory. Although steel prices decreased significantly in the first quarter of 2009, first quarter earnings reflect a significant FIFO inventory impact as we consumed the majority of the higher cost steel, and we expect the remainder to be consumed by mid-year.

In the second half of 2009, our cost of goods sold should reflect current market prices for steel. We implemented selective price reductions in the first quarter, but at current commodity costs, we expect to enhance our margins.

Our other raw materials include woven and non-woven fabrics, foam scrap, fibers, and chemicals. We have experienced changes in the cost of these materials in recent years, and typically pass them through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments in recent years, as our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation. Our profit margins were negatively impacted by this de-contenting. We are responding by developing new products (including new types of innersprings and boxsprings) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations. Some of these new products were introduced during 2007, with production of those products ramping up in 2008 and 2009.

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

Asset Impairments and Restructuring-related Charges

Exit activities associated with the 2007 Strategic Plan discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements were substantially complete by the end of 2008. We incurred $.7 million and $.6 million of restructuring-related and asset impairment costs related to this plan in the first quarter of 2009 and 2008, respectively. To date, we have incurred total costs associated with this plan of $341 million ($154 million continuing and $187 million discontinued operations) and do not anticipate additional significant charges. Other asset impairments and restructuring-related charges incurred outside of the strategic plan for first quarters of 2009 and 2008 were not significant. For more information about restructuring, see Note 4 of the Notes to Consolidated Condensed Financial Statements.

We will conduct our annual review for potential goodwill impairment in June 2009 and test long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable

RESULTS OF OPERATIONS

Discussion of Consolidated Results

First quarter sales of $718.1 million (from continuing operations) were 28.1% lower than in the first quarter of 2008, due to extremely weak market demand.

Earnings per share from continuing operations for the quarter were $.02 per diluted share. In the first quarter of 2008, earnings per share from continuing operations were $.23. The year-over-year reduction in quarterly earnings from continuing operations was primarily due to lower unit sales volumes and increased provision for bad debts, partially offset by improved margins on selected products as a result of better pricing discipline.

Discontinued operations had no effect on earnings per share in the first quarter of 2009. In the first quarter of 2008, earnings per share from discontinued operations were $.02 per share.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. Steel cost decreases in the first quarter of 2009 were significant, and contributed to an anticipated full year LIFO benefit of $68.0 million (for continuing operations). Of this annual benefit, $17.0 million was recognized in the first quarter 2009 (versus LIFO expense of $3.6 million in first quarter 2008). Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO benefit for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO benefit will be reflected in subsequent quarters. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Income Taxes

First quarter 2009 interest expense from continuing operations decreased $3.9 million compared to the first quarter of 2008, due primarily to a lower level of term notes as a result of maturities paid in 2008 and less commercial paper issued (at 2009 rates that were lower than in 2008). Interest expense for the full year 2009 is expected to be lower than in 2008.

The reported first quarter consolidated worldwide effective tax rate on continuing operations was 67%, compared to 32% for the same quarter last year. This increase is primarily due to the low level and the mix of earnings among various tax jurisdictions in 2009. We anticipate the effective rate for the remainder of 2009 will be lower than the first quarter tax rate depending on such factors as overall profitability of the Company, the mix of earnings among taxing jurisdictions, the type of income earned, and the effect of tax law changes (the full year rate is currently estimated at approximately 39%).

Discussion of Segment Results

First Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the quarters ended March 31, 2009 and March 31, 2008 are shown in the following tables. To comply with SFAS 160 discussed under “New Accounting Standards” on page 29, EBIT amounts for 2008 have been retrospectively adjusted to include noncontrolling interest.

			Change in Sales
	Three Months ended March 31, 2009 Sales	Three Months ended March 31, 2008 Sales	$	%	% Change in Same Location Sales(1)
Residential Furnishings	$414.0	$522.5	$(108.5)	(20.8)%	(19.3)%
Commercial Fixturing & Components	115.5	192.0	(76.5)	(39.8)	(38.5)
Industrial Materials	164.9	212.5	(47.6)	(22.4)	(22.4)
Specialized Products	104.4	168.9	(64.5)	(38.2)	(38.2)

Total	798.8	1,095.9	(297.1)	(27.1)
Intersegment sales	(80.7)	(97.6)	16.9

External sales	$718.1	$998.3	$(280.2)	(28.1)%	(27.0)%

			Change in EBIT		EBIT Margins(2)
	Three Months ended March 31, 2009 EBIT	Three Months ended March 31, 2008 EBIT	$	%	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Residential Furnishings	$(7.1)	$37.3	$(44.4)	(119.0)%	(1.7)%	7.1%
Commercial Fixturing & Components	(3.3)	7.8	(11.1)	(142.3)	(2.9)	4.1
Industrial Materials	13.0	18.5	(5.5)	(29.7)	7.9	8.7
Specialized Products	(8.5)	15.0	(23.5)	(156.7)	(8.1)	8.9
Intersegment eliminations	6.8	(4.7)	11.5
Change in LIFO reserve	17.0	(3.6)	20.6

Total	$17.9	$70.3	$(52.4)	(74.5)%	2.5%	7.0%

(1)	The amount of sales increase not attributable to acquisitions; sales growth that comes from the same plants and facilities that the Company owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Total sales from continuing operations decreased $108.5 million, or 20.8%. Extremely weak market demand more than offset inflation-related price increases and market share gains in specific product categories.

EBIT (earnings before interest and income taxes) from continuing operations decreased $44.4 million, with the earnings impact of significantly lower unit volumes and increased provision for bad debts partially offset by cost reductions.

Commercial Fixturing & Components

Total sales from continuing operations decreased $76.5 million, or 39.8%, due to the Company’s decision in the Store Fixtures business to walk away from sales with unacceptable profit margins, market softness in office furniture components, and reduced capital spending by retailers.

EBIT from continuing operations decreased $11.1 million, largely due to the sales decrease.

Industrial Materials

Total sales decreased $47.6 million, or 22.4%, as a result of weak demand.

EBIT decreased $5.5 million primarily due to lower sales.

Specialized Products

Total sales from continuing operations decreased $64.5 million, or 38.2%. Weak global demand in all parts of the segment – automotive, machinery, and commercial vehicle products – led to the decline.

EBIT from continuing operations decreased $23.5 million due to lower sales.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in the first quarter of 2009 were $(.3) million, compared to earnings from discontinued operations of $4.2 in the first quarter of 2008.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. Net debt to net capital decreased slightly from 28.4% at year-end 2008 to 27.2% as of March 31, 2009. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at March 31, 2009 and December 31, 2008 is presented on page 27 and 28.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we are more restrictive in funding capital projects. Capital spending in 2009 is expected to decrease to approximately $100 million. Growth capital, which has historically been available to all our businesses, is now predominantly earmarked for our Grow business units. Operations designated as Core business units receive capital primarily for productivity enhancements, but expansion capital is limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

Pay Dividends

With planned improvements in returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. We declared a first quarter dividend of $.25 per share (paid on April 15). Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels for the next few years. Maintaining and increasing the dividend remains a high priority. We expect to spend approximately $155 million on dividends in 2009 to be funded solely from operating cash flow, which is anticipated to exceed $300 million. Cash from operations has been in recent years, and is expected to continue to be, sufficient to fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2009, we repurchased 1.3 million shares of our stock, and issued 2.2 million shares through employee benefit plans. As a result, shares outstanding increased by .9 million shares to 156.7 million.

The Company still intends to use excess cash primarily to repurchase shares of its stock; however, the Company may complete those purchases at a slower pace than previously anticipated, depending on the outlook for the economy. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2009.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the three months ended March 31, 2009 was $114.8 million. This is $61.7 million higher than the first three months of 2008. Extremely weak market demand (which resulted from the financial and credit market distress and related impact on U.S. and global economies) negatively impacted earnings. We expect this demand weakness to continue throughout 2009. Working capital decreased in the first quarter of 2009 compared to year-end. Reduced raw material purchases contributed to lower inventory levels (versus the prior year). Accounts receivable also declined primarily due to weak sales. We continue to aggressively manage our operations in an effort to further improve our working capital position. Some of our specific actions include reducing raw material purchases and production levels where appropriate, increasing collection efforts to ensure customer accounts are paid on time, and optimizing payment terms with our vendors.

While the dollar value of working capital has decreased, key working capital ratios have remained consistent compared to the first quarter last year as presented in the table below:

	# Days Outstanding
	March 31, 2009 (3 Months)	March 31, 2008 (3 months)	Increase (Decrease)
Accounts Receivable, net (1)	62	60	2
Inventory, net (2)	69	66	3
Accounts Payable (3)	24	27	(3)

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (1st quarter net sales ÷ number of days in the quarter).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (1st quarter cost of goods sold ÷ number of days in the quarter).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (1st quarter cost of goods sold ÷ number of days in the quarter).

Capitalization

The following table presents Leggett’s key debt and capitalization statistics at March 31, 2009 and December 31, 2008.

(Dollar amounts in millions)	March 31, 2009	December 31, 2008
Long-term debt outstanding:
Scheduled maturities	$773	$774
Average interest rates*	4.7%	4.7%
Average maturities in years*	6.3	6.4
Revolving credit/commercial paper	20	77

Total long-term debt	793	851
Deferred income taxes and other liabilities	117	116
Shareholders’ equity and noncontrolling interest	1,621	1,671

Total capitalization	2,531	$2,638
Unused committed credit:
Long-term	$580	$523
Short-term	—	—

Total unused committed credit	$580	$523

Current maturities of long-term debt	$17	$22

Cash and cash equivalents	$160	$165

Ratio of earnings to fixed charges**	1.6x	3.7	x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at March 31, 2009 and December 31, 2008, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	March 31, 2009	December 31, 2008
Debt to total capitalization:
Long-term debt	$793	$851
Current debt maturities	17	22
Cash and cash equivalents	(160)	(165)

Net debt	$650	$708

Total Capitalization	$2,531	$2,638
Current debt maturities	17	22
Cash and cash equivalents	(160)	(165)

Net capitalization	$2,388	$2,495

Long-term debt to total capitalization	31.3%	32.2%

Net debt to net capitalization	27.2%	28.4%

Total debt (which includes long-term debt and current debt maturities) decreased $63 million from year-end 2008 levels. During the three-month period, we decreased our commercial paper borrowings by $57 million and paid off $5 million of miscellaneous foreign debt that came due.

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 15 lenders that terminates in 2012. At March 31, 2009, $20 million of commercial paper was outstanding under this program and is classified as long-term debt. Our commercial paper program continued to operate efficiently during the disruption of global credit markets experienced late in 2008. The change in the credit markets and our short-term ratings downgrade in the fourth quarter of 2008 resulted in an increase of less than 100 basis points in the weighted average effective borrowing rate for the commercial paper issued. Credit markets stabilized during the first quarter of 2009 and our effective borrowing rate for commercial paper has normalized, albeit at rates 15-50 basis points higher due to our lower ratings. In the event that a disruption in the credit markets was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on our revolving credit agreement. In such event, the cost of borrowing under the credit agreement could be higher than the cost of commercial paper borrowing. The revolving credit agreement provides for the ability to issue letters of credit up to an aggregate of $250 million. To the extent that we utilize these commitments for letters of credit, it would reduce our commercial paper/loan capacity by a corresponding amount. Over the last two years the list of specific banks participating in our revolving credit agreement has modestly changed as we have allowed some banks to assign all or part of their lending commitments under the agreement to other participating banks or new participants, all of which have assumed the respective lending obligations. These assignments and assumptions have had no material impact on the availability of credit under the agreement or on the terms or covenants of the agreement. Based on the information currently available to us, we believe that the participating banks continue to have the ability to meet their obligations under the agreement.

With anticipated operating cash flows and the commercial paper program in place, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock and fund future growth.

Most of our debt has fixed repayment dates. At March 31, 2009, this debt consisted primarily of term notes. We have maintained a debt rating in the “A” category (from Moody’s and Standard and Poor’s) on our term notes and public debt for over a decade. On November 12, 2008, Moody’s downgraded our long term debt rating from “A2” to “A3” and our commercial paper rating from “P1” to “P2” citing accelerating contraction in residential and automotive related consumer spending. On November 25, 2008, S&P downgraded our long-term corporate credit and senior unsecured debt ratings from “A” to “A-” and our short-term and commercial paper ratings from “A-1” to “A-2” citing weak market conditions and financial policies that include a high dividend payout and share repurchases. In addition, both Moody’s and S&P assigned a negative outlook to each of their respective ratings. The ratings downgrades have not had an impact on our ability to issue commercial paper or borrow under our revolving credit agreement, but have increased our short-term borrowing costs minimally (15-50 basis points on commercial paper and five basis points under the revolving credit agreement). We do not expect the ratings downgrades to have a material impact on our liquidity or our ability to access the long-term credit market.

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

NEW ACCOUNTING STANDARDS

As discussed in Note 12, the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” were adopted on January 1, 2008 for financial assets and liabilities of the Company. SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure. SFAS 157 also had an effective date of January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of this standard did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R was effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. In April 2009, the FASB issued Staff Position (FSP) SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” that amends and clarifies SFAS No. 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP had the same effective date as SFAS 141R. The adoption of SFAS 141R and the related FSP did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, which was effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements, but as required by the standard, noncontrolling interest is now presented as a component of equity. Also, net income attributable to the parent and to the noncontrolling interest is presented separately. Prior year information has been retrospectively adjusted as follows:

•	In the Consolidated Condensed Balance Sheets — noncontrolling interests have been reclassified from “Other long-term liabilities” to “Equity.”

•

In the Consolidated Condensed Statements of Operations — noncontrolling interests have been reclassified from “Other expense (income), net” to “(Earnings) loss attributable to noncontrolling interest, net of tax.”

•

In the Consolidated Condensed Statements of Cash Flows — noncontrolling interests have been reclassified from “Net earnings” to “Other adjustments to reconcile net earnings to net cash provided by operating activities.”

•

In Note 9 of Notes to Consolidated Condensed Financial Statements – Segment Information, EBIT for Commercial Fixturing & Components and Specialized Products has been retrospectively adjusted to include noncontrolling interest.

There was no activity impacting noncontrolling interest balances in the three months ended March 31, 2009 or 2008 other than comprehensive income disclosed in Note 11.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 was effective for the Company January 1, 2009. Enhanced disclosures required by this statement about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows are included in Note 13.

In April 2008, FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations.” The FSP was effective for the Company beginning January 1, 2009, and did not have a material effect on the financial statements.

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

In April 2009, FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for the Company in the second quarter of 2009. Its adoption is not expected to have a material impact on the Company’s financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $745.0 million carrying value by $71.1 million at March 31, 2009, and less than its $745.0 million carrying value by $107.1 million at December 31, 2008. The increase in the fair market value of the Company’s debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at March 31, 2009 and December 31, 2008 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures, except for the net investment hedge discussed in Note 13. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $732.5 million at March 31, 2009, compared to $748.6 million at December 31, 2008.

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

•	our ability to maintain current credit ratings on our long-term debt and commercial paper;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	our ability to accurately predict steel prices and inventory levels which impact our projections for LIFO expense and benefit;

•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations pursuant to our strategic plan);

•

adverse changes in our competitive position, inflation, currency, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment and the like;

•	adverse changes in our income tax rate resulting from U.S. or foreign legislation;

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries, or trends in capital spending;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to collect receivables from our customers;

•	a decline in the long-term outlook for any of our reporting units that could result in goodwill impairment; and

•	litigation including product liability and warranty, intellectual property, workers’ compensation expense and alleged stock option backdating.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of March 31, 2009 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and the other defendants filed motions to dismiss the suit in early April, asserting defenses including: (1) the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law and the court should not excuse the failure to make demand; (2) the plaintiff is not a representative shareholder because plaintiff is a professional plaintiff and does not have a significant economic stake in the litigation, (3) the lawsuit is based on a statistical analysis of stock option grants and Leggett stock prices that the Company believes is flawed, (4) the plaintiff fails to state a legally cognizable claim, and (5) the statute of limitations has expired on all the challenged grants except the December 30, 2005 deferred compensation grant. As to this grant, the motions to dismiss also advise the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.

The Company expects that the outcome of this litigation will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

For additional information regarding contingencies, please refer to Note 10 on page 14 of the Notes to Consolidated Condensed Financial Statements.

ITEM 1A.	RISK FACTORS

Our 2008 Annual Report on Form 10-K filed February 25, 2009 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

Deteriorating financial condition of our customers and suppliers could negatively affect our financial position, results of operations, cash flows or liquidity.

Due to the tightening of credit markets and concerns regarding the availability of credit that began in late 2008 and has continued into the first quarter of 2009, our customers may experience difficulties, or may not be able to obtain, necessary cash for their purchases. These delays could negatively impact our customers’ ability to conduct business and could impact our unit order activity and sales, therefore negatively impacting our cash flows and liquidity. We serve customers in a variety of industries, some of which are experiencing unprecedented decreases in demand. Sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could result in uncollectible accounts receivable, increased obsolete inventory or impairment of long-lived assets due to underutilized manufacturing capacity. These events would adversely impact our net earnings and financial condition.

The availability of credit and continued economic downturn could also impact our suppliers’ ability to conduct business causing delays in product deliveries to us. This could impact our ability to serve our customers, negatively impacting our sales, cash flow and liquidity.

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

Also, raw material cost decreases generally require us to pass through reduced selling prices to our customers. Reduced selling prices tied to higher cost inventory reduces our segment margins and earnings. All of our segments use the first-in, first-out (“FIFO”) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (“LIFO”) method. Steel cost decreases in the first quarter of 2009 were significant; and contributed to an anticipated full year LIFO benefit of $68 million. Of this annual benefit, $17 million was recognized in the first quarter 2009. Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO benefit for the full year could be significantly different from that currently estimated.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2009	140,535	$15.09	0	10,000,000
February 2009	797,828	$12.35	797,828	9,202,172
March 2009	2,976	$12.45	2,976	9,199,196

Total	941,339	$12.76	800,804

(1)	This number includes 140,535 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

Sale of Unregistered Shares of Common Stock

In the first quarter of 2009 the Company issued 70,000 shares of common stock at fair market value to David S. Haffner, President and Chief Executive Officer and Jack D. Crusa, Senior Vice President and President of Specialized Products, as set out below.

Name	Date of Issuance	Number of Shares	Price per Share	Administrative Fee	Total Purchase Price
David S. Haffner	2/09/09	5,000	$13.78	$100	$69,000
	2/10/09	4,000	$12.97	$80	$51,960
	2/12/09	6,000	$12.81	$120	$76,980
	2/17/09	5,000	$12.57	$100	$62,950
	2/18/09	3,000	$12.45	$60	$37,410
	2/20/09	8,000	$12.26	$160	$98,240
	2/23/09	10,000	$11.75	$200	$117,700
	3/02/09	5,000	$10.78	$100	$54,000
	3/05/09	5,000	$10.60	$100	$53,100
	3/06/09	15,000	$10.31	$300	$154,950

Totals		66,000		$1,320	$776,290

Jack D. Crusa	2/18/09	4,000	$12.45	$80	$49,880

The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in that the transactions did not involve a public offering.

ITEM 5. OTHER INFORMATION

Entry into Employment Agreements

On May 7, 2009, the Company entered into employments agreements with David S. Haffner, Chief Executive Officer, Karl G. Glassman, Chief Operating Officer, and Matthew C. Flanigan, Chief Financial Officer. Each of the employment agreements has a 4-year term, expiring on the date of the 2013 Annual Meeting of Shareholders. Except as otherwise noted, benefits provided under the agreements are those generally available to executive officers and/or employees.

The executive may terminate the agreement upon one year prior notice, or six months after certain enumerated events, as described below. The Company may terminate the agreements without cause at any time. In that event, generally, the Company’s obligations to the executive continue for the term of the agreement. The Company may also terminate the agreements for cause, as defined below.

The agreements subject the executives to non-competition restrictions for a period ending on the later of (i) two years after termination of employment, or (ii) the term of the agreement. During the portion of the non-competition period after termination of employment, the Company will provide health plan coverage to the executive, his spouse and his dependents (or the cash equivalent thereof) at least equal to the insurance provided before termination of employment.

Other material terms of the agreements are set forth below.

Provision	Haffner	Glassman	Flanigan
Position	Chief Executive Officer and President	Chief Operating Officer and Executive Vice President	Chief Financial Officer and Senior Vice President

Base Salary	$900,000, subject to annual increases as determined by Compensation Committee	$675,000 subject to annual increases as determined by Compensation Committee	$395,000, subject to annual increases as determined by Compensation Committee

Bonus	As determined under 2009 Key Officers Incentive Plan at 80% target percentage	As determined under 2009 Key Officers Incentive Plan at 70% target percentage	As determined under 2009 Key Officers Incentive Plan at 60% target percentage

Restricted Stock Unit Award on May 7, 2009*

•     140,000 units convertible into common stock on a 1-to-1 basis on each vesting date

•     vested and converted 25% on the date of agreement and 25% on the first, second and third anniversary dates

•     vesting conditioned upon the executive’s continued employment

•     vesting (but not conversion into stock) accelerates if terminated without cause, or executive terminates for good reason within 1 year after change in control

•     Unvested restricted stock units do not accrue dividend equivalents

•     110,000 units convertible into common stock on a 1-to-1 basis on each vesting date

•     vested and converted 25% on the date of agreement and 25% on the first, second and third anniversary dates

•     vesting conditioned upon the executive’s continued employment

•     vesting (but not conversion into stock) accelerates if terminated without cause, or executive terminates for good reason within 1 year after change in control

•     Unvested restricted stock units do not accrue dividend equivalents

•     75,000 units convertible into common stock on a 1-to-1 basis on each vesting date

•     vested and converted 25% on the date of agreement and 25% on the first, second and third anniversary dates

•     vesting conditioned upon the executive’s continued employment

•     vesting (but not conversion into stock) accelerates if terminated without cause, or executive terminates for good reason within 1 year after change in control

•     Unvested restricted stock units do not accrue dividend equivalents

Executive’s Option to Terminate upon certain events

•     upon 6 months written notice following events below

•     if not elected to continue as CEO

•     if not elected as a director and member of the Board’s Executive Committee unless not nominated by Board Nominating & Corporate Governance (“N&CG”) Committee for regulatory compliance reasons

•     if executive does not receive a salary increase in any year, unless due to company-wide salary freeze

•     if company is merged out of existence, sold or dissolved

•     if working control of company is lost in proxy contest or tender offer resulting in 40% ownership

•     upon 6 months written notice following events below

•     if not elected as a director unless not nominated by N&CG Committee for regulatory compliance reasons

•     if executive does not receive a salary increase in any year, unless due to company-wide salary freeze

•     if company is merged out of existence, sold or dissolved

•     if working control of company is lost in proxy contest or tender offer resulting in 40% ownership

•     upon 6 months written notice following events below

•     if executive does not receive a salary increase in any year, unless due to company-wide salary freeze

•     if company is merged out of existence, sold or dissolved

•     if working control of company is lost in proxy contest or tender offer resulting in 40% ownership

Termination by Company for Cause

•     conviction of felony crime

•     willful breach of Code of Business Conduct or Financial Code of Ethics deemed by N&CG Committee to cause significant injury to the company

•     willful act or omission involving fraud, misappropriation, or dishonesty deemed by N&CG Committee to cause significant injury to company or results in material enrichment to executive at expense of company

•     willful violation of specific written directions of the Board following notice of such violation

•     continuing, repeated, willful failure to substantially perform duties, following written notice from Board

•     conviction of felony crime

•     willful breach of Code of Business Conduct that causes significant injury to company

•     willful act or omission involving fraud, misappropriation, or dishonesty that causes significant injury to company or results in material enrichment to executive at expense of company

•     willful violation of specific written directions of the Board or CEO following notice of such violation

•     continuing, repeated, willful failure to substantially perform duties, following written notice from Board

•     conviction of felony crime

•     willful breach of Code of Business Conduct or Financial Code of Ethics that causes significant injury to company

•     willful act or omission involving fraud, misappropriation, or dishonesty that causes significant injury to company or results in material enrichment to executive at expense of company

•     willful violation of specific written directions of the Board or CEO following notice of such violation

•     continuing, repeated, willful failure to substantially perform duties, following written notice from Board

*	The restricted stock unit awards were made in accordance with the Company’s Flexible Stock Plan and the terms and conditions of the Form of Restricted Stock Unit Award, which is attached as Exhibit 10.4 and incorporated herein by reference.

The existing employment agreements with each Mr. Haffner and Mr. Glassman dated May 10, 2006 expired by their respective terms on May 7, 2009. Immaterial changes have also been made to the Amended and Restated Severance Benefit Agreements between the Company and Mr. Haffner and Mr. Glassman (substantially to comply with Section 409A of the Internal Revenue Code). These agreements are attached as Exhibits 10.5 and 10.6 to this Form 10-Q.

The disclosure above is only a brief description of the Employment Agreements and is qualified in its entirety by each respective Employment Agreement which is attached as Exhibits 10.1, 10.2 and 10.3 and incorporated by reference. Because the Employment Agreements were entered into within four business days of the filing of this Form 10-Q, the disclosure is being made hereunder rather than under Item 5.02(e) of Form 8-K.

Entry into Indemnification Agreements

On May 7, 2009, the Company entered into certain Indemnification Agreements with its non-director executive officers, and its newly elected Board member, Robert E. Brunner, as disclosed below. The executive officers include: Jack D. Crusa, David M. DeSonier, Joseph D. Downes, Jr., Matthew C. Flanigan, Paul R. Hauser, Ernest C. Jett, John G. Moore, Dennis S. Park and William S. Weil. Substantially similar agreements are already in place with the Company’s directors. The form of the Indemnification Agreement was approved by the Company’s shareholders on May 7, 1986.

Pursuant to the agreements, the Company has agreed to indemnify and hold harmless each executive officer against all expenses (including attorneys’ fees), judgements, fines and amounts paid in settlement to the fullest extent permitted or authorized by applicable law. For this purpose, “applicable law” generally means Section 351.355 of the General and Business Corporation Law of the State of Missouri, including any amendments since May 7, 1986, but only to the extent such amendment permits the Company to provide broader indemnification rights. In addition, the Company has agreed to further indemnify and hold harmless each executive officer who was or is a party or is threatened to be made party to any proceeding, including any proceeding by or in the right of the Company, by reason of the fact that the person is or was a director, officer, employee or agent of the Company, or is or was serving at the request or on the behalf of the Company as a director, officer, employee or agent of another enterprise or by reason of anything done or not done by him in any such capacities.

However, under these agreements, the Company will not provide indemnification: (i) for amounts indemnified by the Company outside of the agreement or paid pursuant to insurance; (ii) in respect of remuneration paid to executive officer if determined finally that such remuneration was in violation of law; (iii) on account of any suit for any accounting of profits pursuant to Section 16(b) of the Securities Exchange Act of 1934 or similar provisions of any federal, state or local law; (iv) on account of the executive officer’s conduct which is finally adjudged to have been knowingly fraudulent, deliberately dishonest or willful misconduct; or (v) if a final adjudication shall determine that such indemnification is not lawful.

The Indemnification Agreements require the Company to purchase and maintain certain director and officer insurance (“D&O insurance”) for the benefit of the executive officers. Also, at the request of the executive officer, the Company is obligated to advance to the executive expenses (including attorneys’ fees) in defending any proceeding. However, if it is determined that the executive is not entitled to be indemnified, the executive must repay the Company all amounts advanced, or the appropriate portion thereof.

The disclosure above is only a brief description of the Indemnification Agreements and is qualified in its entirety by the Form of Indemnification Agreement which is attached as Exhibit 10.11 to the Company’s Form 10-K filed on March 28, 2002, and is incorporated herein by reference. Because the Indemnification Agreements were entered into within four business days of the filing of this Form 10-Q the disclosure is being made hereunder rather than under Item 1.01 of Form 8-K.

Election of New Director

On May 7, 2009, pursuant to Section 2.1 of the Bylaws, the Board elected Robert E. Brunner to serve as a director with his term beginning on the same date. Mr. Brunner will serve on the Audit Committee and meets the Categorical Standards of Director Independence adopted by the Board.

Mr. Brunner, 51, has served as Executive Vice President of Illinois Tool Works, Inc. since 2006. He joined Illinois Tool Works in 1980 and has held various sales and general management roles within the automotive fastener business. Mr. Brunner was named President of the North American automotive metal fasteners division in 2002 and President of the global automotive fasteners division in 2005. He is a graduate of the University of Illinois and holds an MBA from Baldwin-Wallace College.

Mr. Brunner will receive the standard director compensation package which can be found in Exhibit 10.1 to the Company’s Form 10-Q, filed May 9, 2008. Upon being appointed Mr. Brunner received shares of restricted stock pursuant to the Company’s Flexible Stock Plan valued at $100,000. The number of shares is calculated by dividing the dollar value by the closing price of the Company’s stock on the grant date. Reference is made to the Form of Director Restricted Stock Agreement, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q. The stock award has a 12-month vesting period ending on the day before the next annual meeting of shareholders. Vesting accelerates in the event of death, disability or change in control of the Company.

Mr. Brunner will also receive annual cash compensation of $50,000 (Board annual retainer), $8,000 (Audit Committee annual retainer) and $1,000 for each committee meeting attended. Mr. Brunner will be eligible to defer his cash compensation by participating in the Company’s Deferred Compensation Program starting in 2010.

Because the election of Mr. Brunner occurred within four business days of the filing of this Form 10-Q the disclosure is being made hereunder rather than under Item 5.02(d) of Form 8-K.

Approval of the 2009 Key Officers Incentive Plan

The 2009 Key Officers Incentive Plan (the “Plan”) was approved by shareholders at the Annual Meeting of Shareholders held May 7, 2009. The Company’s executive officers (currently 11 persons) including David S. Haffner (President & Chief Executive Officer), Matthew C. Flanigan (Senior Vice President – Chief Financial Officer), Karl G. Glassman (Executive Vice President & Chief Operating Officer), Paul R. Hauser (Senior Vice President, President – Residential Furnishings) and Joseph D. Downes, Jr. (Senior Vice President, President – Industrial Materials) are eligible to participate in the Plan. The material features of the Plan and the 2009 Award Formula thereunder have previously been disclosed under Proposal Three on the Company’s Proxy Statement filed March 26, 2009 and under Item 5.02(e) of the Company’s Form 8-K filed April 1, 2009, each of which are incorporated by reference.

The disclosure above is only a brief description of the Plan and the 2009 Award Formula and is qualified in its entirety by each respective document which is included as Exhibits 10.10 and 10.11 and incorporated by reference. Because the approval of the Plan occurred within four business days of the filing of this Form 10-Q the disclosure is being made hereunder rather than under Item 5.02(e) of Form 8-K.

ITEM 6.	EXHIBITS

Exhibit 10.1 Employment Agreement between the Company and David S. Haffner, dated May 7, 2009.

Exhibit 10.2 Employment Agreement between the Company and Karl G. Glassman, dated May 7, 2009.

Exhibit 10.3 Employment Agreement between the Company and Matthew C. Flanigan, dated May 7, 2009.

Exhibit 10.4 Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan.

Exhibit 10.5 Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated May 7, 2009.

Exhibit 10.6 Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 7, 2009.

Exhibit 10.7 Summary Sheet for Executive Cash Compensation.

Exhibit 10.8 The Company’s 2005 Executive Stock Unit Program, as amended, effective as of December 31, 2008.

Exhibit 10.9 Form of Indemnification Agreement between the Company and its directors and executive officers, filed March 28, 2002 as Exhibit 10.11 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.10 The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.11 2009 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2009 as Exhibit 10.2 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12 – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1 – Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 31.2 – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 32.1 – Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

Exhibit 32.2 – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 8, 2009	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: May 8, 2009	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit
Exhibit 10.1	Employment Agreement between the Company and David S. Haffner, dated May 7, 2009.

Exhibit 10.2	Employment Agreement between the Company and Karl G. Glassman, dated May 7, 2009.

Exhibit 10.3	Employment Agreement between the Company and Matthew C. Flanigan, dated May 7, 2009.

Exhibit 10.4	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan.

Exhibit 10.5	Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated May 7, 2009.

Exhibit 10.6	Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 7, 2009.

Exhibit 10.7	Summary Sheet for Executive Cash Compensation.

Exhibit 10.8	The Company’s 2005 Executive Stock Unit Program, as amended, effective as of December 31, 2008.

Exhibit 10.9	Form of Indemnification Agreement between the Company and its directors and executive officers, filed March 28, 2002 as Exhibit 10.11 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.10	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.11	2009 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2009 as Exhibit 10.2 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.