Form 10-Q
period 2009-06-30
LEGGETT & PLATT INC
filed 2009-08-06
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common stock outstanding as of July 31, 2009: 156,137,354

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$222.2	$164.7
Accounts and other receivables	526.5	578.0
Allowance for doubtful accounts	(33.8)	(27.5)
Inventories, net	411.1	495.0
Other current assets	68.9	65.6
Current assets held for sale	25.3	31.0

Total current assets	1,220.2	1,306.8
PROPERTY, PLANT AND EQUIPMENT
Property, plant & equipment, at cost	1,785.5	1,740.8
Less accumulated depreciation	1,099.9	1,059.4

Net property, plant & equipment	685.6	681.4

OTHER ASSETS
Goodwill	905.8	875.6
Other intangibles, less accumulated amortization of $87.7 at June 30, 2009 and $76.9 at December 31, 2008	181.2	197.4
Sundry	44.2	70.5
Non-current assets held for sale	32.4	30.2

Total other assets	1,163.6	1,173.7

TOTAL ASSETS	$3,069.4	$3,161.9

CURRENT LIABILITIES
Current maturities of long-term debt	$17.0	$22.4
Accounts payable	186.4	175.3
Accrued expenses	220.0	234.9
Other current liabilities	73.3	84.2
Current liabilities held for sale	5.6	7.4

Total current liabilities	502.3	524.2
LONG-TERM LIABILITIES
Long-term debt	772.8	851.2
Other long-term liabilities	101.7	98.4
Deferred income taxes	26.8	17.2
Non-current liabilities held for sale	.1	—

Total long-term liabilities	901.4	966.8
COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock	2.0	2.0
Additional contributed capital	469.5	496.1
Retained earnings	2,004.3	2,062.1
Accumulated other comprehensive income	62.3	11.4
Treasury stock	(891.8)	(918.6)

Total Leggett & Platt, Inc. shareholders’ equity	1,646.3	1,653.0
Noncontrolling interest	19.4	17.9

Total equity	1,665.7	1,670.9

TOTAL LIABILITIES AND EQUITY	$3,069.4	$3,161.9

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions, except per share data)	2009	2008	2009	2008
Net sales	$1,475.5	$2,061.4	$757.4	$1,063.1
Cost of goods sold	1,203.3	1,687.9	610.2	866.7

Gross profit	272.2	373.5	147.2	196.4

Selling and administrative expenses	190.9	211.5	89.0	107.6
Amortization of intangibles	9.8	12.3	5.5	6.3
Other expense (income), net	12.8	(3.0)	11.9	.1

Earnings from continuing operations before interest and income taxes	58.7	152.7	40.8	82.4

Interest expense	18.5	26.4	9.1	13.1
Interest income	2.5	4.4	1.0	2.1

Earnings from continuing operations before income taxes	42.7	130.7	32.7	71.4

Income taxes	20.3	45.1	13.6	26.2

Earnings from continuing operations	22.4	85.6	19.1	45.2
Earnings (loss) from discontinued operations, net of tax	(.2)	7.0	.1	2.8

Net earnings	$22.2	$92.6	$19.2	$48.0
(Earnings) loss attributable to noncontrolling interest, net of tax	.1	(2.9)	(.2)	(1.7)

Net earnings attributable to Leggett & Platt, Inc.	$22.3	$89.7	$19.0	$46.3

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.14	$.48	$.12	$.25
Diluted	$.14	$.48	$.12	$.25
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.04	$—	$.02
Diluted	$—	$.04	$—	$.02
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.14	$.52	$.12	$.27
Diluted	$.14	$.52	$.12	$.27

Cash dividends declared per share	$.50	$.50	$.25	$.25

Average shares outstanding
Basic	161.3	172.2	161.5	171.3
Diluted	161.6	172.3	161.8	171.5

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2009	2008
OPERATING ACTIVITIES
Net earnings	$22.2	$92.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	55.0	58.9
Amortization	9.8	12.3
Provision for losses on accounts and notes receivables	27.9	8.2
Inventory write-off	8.6	7.0
Asset impairment charges	.7	5.8
Net gain from sales of assets	(.3)	(2.0)
Deferred income tax expense	3.6	17.6
Stock-based compensation	21.6	24.3
Other	(.6)	(3.1)
Other changes, excluding effects from acquisitions and divestitures:
Decrease (increase) in accounts and other receivables	60.4	(64.9)
Decrease (increase) in inventories	86.1	(81.3)
Decrease in other current assets	3.1	4.2
Increase in accounts payable	7.5	42.8
(Decrease) increase in accrued expenses and other current liabilities	(17.2)	4.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	288.4	126.5

INVESTING ACTIVITIES
Additions to property, plant and equipment	(51.5)	(64.8)
Purchases of companies, net of cash acquired	(.3)	(1.1)
Proceeds from sales of assets	5.8	16.2
Other	2.9	(8.4)

NET CASH USED FOR INVESTING ACTIVITIES	(43.1)	(58.1)

FINANCING ACTIVITIES
Additions to debt	12.5	228.4
Payments on debt	(105.2)	(106.3)
Dividends paid	(78.3)	(85.7)
Issuances of common stock	1.0	.9
Purchases of common stock	(27.0)	(111.8)
Other	.4	.7

NET CASH USED FOR FINANCING ACTIVITIES	(196.6)	(73.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8.8	3.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57.5	(2.3)
CASH AND CASH EQUIVALENTS – January 1,	164.7	205.4

CASH AND CASH EQUIVALENTS – June 30,	$222.2	$203.1

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

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to reflect the adoption of SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements,” as discussed in Note 2 below; and to reflect separate presentation of “Provision for losses on accounts and notes receivables” on the Consolidated Condensed Statements of Cash Flows.

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

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R was effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. In April 2009, the FASB issued Staff Position (FSP) SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” that amends and clarifies SFAS 141R, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP had the same effective date as SFAS 141R. The adoption of SFAS 141R and the related FSP did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, which was effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements, but as required by the standard, noncontrolling interest is now presented as a component of equity. Also, net income attributable to the parent and to the noncontrolling interest is presented separately. Prior year information has been retrospectively adjusted as follows:

•	In the Consolidated Condensed Balance Sheets — noncontrolling interests have been reclassified from “Other long-term liabilities” to “Noncontrolling interest” within “Equity.”

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

•

In Note 9 of Notes to Consolidated Condensed Financial Statements — Segment Information, EBIT for Commercial Fixturing & Components and Specialized Products has been retrospectively adjusted to include noncontrolling interest.

There was no significant activity impacting noncontrolling interest balances in the six and three months ended June 30, 2009 or 2008 other than comprehensive income disclosed in Note 11.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.	NEW ACCOUNTING STANDARDS (continued)

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 was effective for the Company January 1, 2009. Enhanced disclosures required by this statement about derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance, and cash flows are included in Note 13.

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

In April 2009, FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted this FSP in the second quarter of 2009, and the required disclosures are presented in Note 12.

In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events.” SFAS 165 sets forth the disclosures that an entity should make about events or transactions that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS 165 in the second quarter of 2009 and the required disclosure is presented in Note 14.

In June 2009, the FASB issued SFAS No. 167 (SFAS 167), “Amendments to FASB Interpretation No. 46(R).” SFAS 167 changes the consolidation model for determining who should consolidate variable interest entities and also addresses how often this assessment should be performed. It also provides for new and enhanced disclosures. SFAS 167 is effective for the Company January 1, 2010, and is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The Codification will become the authoritative source of accounting principles and the framework for selecting the principles used in the preparation of financial statements by nongovernmental entities in conformity with generally accepted accounting principles (GAAP) in the United States. The Codification simplifies the application of GAAP by including authoritative GAAP in one location in a consistently organized manner. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Updates. Instead, it will issue Accounting Standards Updates (ASU). On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting literature and reporting standards. This statement is effective for the Company’s financial statements issued in the third quarter of 2009. Its adoption is not expected to have a material impact on the Company’s financial statements.

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

Third quarter 2008

•

Aluminum Products segment – This segment was sold for $300 in cash, a $25 subordinated promissory note (fair value of $14.1), and shares of preferred stock (no book value, with face value not to exceed $25, dependent upon future performance of the divested business). The sale of this business resulted in a pre-tax gain of $7.6 ($16.0 gain after taxes) that is reported within earnings from discontinued operations.

Late in the second quarter of 2009, the Company learned that this business needed a capital infusion due to deterioration in business conditions and determined that the collectability of the promissory note was not reasonably assured. The Company recorded a $10.6 non-cash reduction in the value of the promissory note that is reported in “Other expense (income), net” on the Consolidated Condensed Statements of Operations. On June 30, 2009, the Company surrendered the promissory note, and in exchange, received $15 face amount (fair value of $3.5) of redeemable preferred stock. Management believes it was in the best interest of the Company to accept the preferred stock in exchange for the promissory note due to the higher likelihood of recovery resulting from the modification to the buyer’s capital structure.

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

At June 30, 2009 the Company had two remaining businesses held for sale (Coated Fabrics and Storage Products). The Coated Fabrics business was sold on July 31, 2009 for $3.1 in cash and a note receivable with a face value of $.7. The Company is still finalizing the calculation of gain or loss on the transaction, but does not anticipate a significant financial statement impact, which will be reflected in third quarter 2009 discontinued operations results. Pre-tax proceeds from Storage Products are expected to recover the carrying value of the assets held for sale as presented in the following tables. Although market conditions have delayed the timing of this disposition we are fully committed to selling and actively marketing this business. The net assets held for sale may fluctuate due to changes in working capital until this business is divested.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Results from discontinued operations were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$—	$—	$—
Wood Products Unit	—	27.7	—	13.0
Fibers Unit	—	40.5	—	19.5
Coated Fabrics Unit	10.9	20.3	4.9	9.3
Commercial Fixturing & Components:
Plastics Unit	—	22.8	—	11.1
Storage Products Unit	27.8	40.5	14.2	21.8
Aluminum Products Segment	—	252.5	—	123.8
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	—	35.1	—	17.2
An automotive seating components operation	—	3.9	—	—

External sales	$38.7	$443.3	$19.1	$215.7

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$.2	$(2.4)	$.2	$(.4)
Wood Products Unit	—	.8	—	.3
Fibers Unit	—	1.4	—	.3
Coated Fabrics Unit	(.6)	(.1)	(.2)	.2
Commercial Fixturing & Components:
Plastics Unit	(.1)	3.5	—	1.7
Storage Products Unit	1.4	1.7	1.3	1.4
Aluminum Products Segment	(.4)	21.3	(.4)	11.0
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	(.4)	(9.2)	(.1)	(7.7)
An automotive seating components operation	—	(3.1)	—	(.4)

Earnings before interest and income taxes	.1	13.9	.8	6.4
Interest expense	—	(.9)	—	(.3)
Income tax expense	(.3)	(6.0)	(.7)	(3.3)

Earnings (loss) from discontinued operations, net of tax	$(.2)	$7.0	$.1	$2.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Net assets held for sale by segment were as follows:

	June 30, 2009
	Assets	Liabilities	Net Assets
Residential Furnishings	$14.2	$2.0	$12.2
Commercial Fixturing & Components	31.5	3.7	27.8
Aluminum Products	1.4	—	1.4
Industrial Materials	2.1	—	2.1
Specialized Products	8.5	—	8.5

Net assets held for sale	$57.7	$5.7	$52.0

	December 31, 2008
	Assets	Liabilities	Net Assets
Residential Furnishings	$14.2	$3.1	$11.1
Commercial Fixturing & Components	33.9	4.3	29.6
Aluminum Products	1.4	—	1.4
Industrial Materials	3.6	—	3.6
Specialized Products	8.1	—	8.1

Net assets held for sale	$61.2	$7.4	$53.8

These tables include $24.1 and $21.9 of property, plant and equipment held for sale at June 30, 2009 and December 31, 2008, respectively, primarily associated with the closings of various operations and prior year restructurings not associated with the 2007 Strategic Plan. These amounts also include land and buildings retained when the Company divested the Aluminum Products segment.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Condensed Balance Sheets were as follows:

	June 30, 2009	December 31, 2008
Receivables, net	$8.8	$10.4
Inventories, net	16.2	20.4
Prepaid expenses and other current assets	.3	.2

Total current assets held for sale	25.3	31.0

Property, plant and equipment, net	29.2	27.0
Goodwill	3.0	3.0
Patents and other intangible assets, net	.2	.2

Total non-current assets held for sale	32.4	30.2

Total assets held for sale	$57.7	$61.2

Accounts payable	$3.4	$4.6
Accrued expenses	2.2	2.8

Total current liabilities held for sale	5.6	7.4
Total non-current liabilities held for sale	.1	—

Total liabilities held for sale	$5.7	$7.4

Net assets held for sale	$52.0	$53.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	RESTRUCTURING AND SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. The Company’s total restructuring-related costs for the six and three months ended June 30, 2009 and 2008 were comprised of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Continuing operations:
Charged to other expense, net:
Severance and other restructuring costs	$4.2	$3.1	$2.6	$2.2
Other long-lived asset impairments	.7	.2	.3	—
Loss (gain) from sale of assets	.2	(2.5)	—	(.3)

	5.1	.8	2.9	1.9

Charged to cost of goods sold:
Inventory obsolescence and other	—	.8	—	—

Total continuing operations	5.1	1.6	2.9	1.9

Discontinued operations:
Severance and other restructuring costs	.1	1.9	—	1.1
Asset impairments	—	5.6	—	5.6
Loss from sale of assets	.2	2.5	—	.1

Total discontinued operations	.3	10.0	—	6.8

Total restructuring and other special charges	$5.4	$11.6	$2.9	$8.7

Cash charges included in totals	$4.3	$5.0	$2.6	$3.3

Total restructuring and other special charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

Exit activities associated with the 2007 Strategic Plan discussed in Note 3 were substantially complete by the end of 2008. The above table contains $1.1 ($.8 continuing operations, $.3 discontinued operations) for the six months ended June 30, 2009, associated with this plan. The above table contains $.4 ($.4 continuing operations, $0 discontinued operations) for the three months ended June 30, 2009 associated with this plan.

In the first six months of 2008, $1.8 of restructuring-related charges (primarily all in continuing operations) and $5.6 of asset impairment charges (all in discontinued operations) were related to the strategic plan. In the second quarter of 2008, $1.2 of restructuring-related charges (all in continuing operations) and $5.6 of asset impairment charges (all in discontinued operations) were related to the 2007 Strategic Plan.

The accrued liability associated with all these restructuring activities consisted of the following:

	Balance at December 31, 2008	2009 Charges	Payments	Balance at June 30, 2009
Termination benefits	$2.3	$1.8	$3.5	$.6
Contract termination costs	3.1	—	2.0	1.1
Other restructuring costs	2.1	2.5	3.4	1.2

	$7.5	$4.3	$8.9	$2.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Earnings from continuing operations	$22.4	$85.6	$19.1	$45.2
Earnings (loss) from discontinued operations, net of tax	(.2)	7.0	.1	2.8
(Earnings) loss attributable to noncontrolling interest, net of tax	.1	(2.9)	(.2)	(1.7)

Net earnings attributable to Leggett & Platt, Inc.	$22.3	$89.7	$19.0	$46.3

Weighted average number of common shares used in basic EPS	161.3	172.2	161.5	171.3
Additional dilutive shares principally from the assumed exercise of outstanding stock options	.3	.1	.3	.2

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	161.6	172.3	161.8	171.5

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.14	$.48	$.12	$.25
Discontinued operations	—	.04	—	.02

Basic earnings per common share attributable to Leggett & Platt, Inc. common shareholders	$.14	$.52	$.12	$.27

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.14	$.48	$.12	$.25
Discontinued operations	—	.04	—	.02

Diluted earnings per common share attributable to Leggett & Platt, Inc. common shareholders	$.14	$.52	$.12	$.27

Shares issuable under employee and non-employee stock options	13.6	14.7	13.6	14.7
Anti-dilutive shares excluded from diluted EPS computation	12.8	11.3	12.3	11.0

6.	INVENTORIES

Inventories, of which about 60% are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	June 30, 2009	December 31, 2008
At FIFO cost
Finished goods	$247.8	$309.4
Work in process	41.9	46.8
Raw materials and supplies	211.0	266.1
LIFO reserve	(89.6)	(127.3)

	$411.1	$495.0

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

During the six months ended June 30, 2009 and 2008, 1.9 million and 1.8 million options were granted. The weighted-average per-share fair value of the options granted was $2.22 and $2.44, for the six months ended June 30, 2009 and 2008, respectively. The majority of the Company’s stock option activity typically occurs in the first quarter of each year. There was no material activity during the second quarter. For the six and three months ended June 30, 2009 and 2008, the Company recorded stock compensation expense of $3.9 and $4.9, and $1.4 and $1.9, respectively, related to current year grants and vesting of options previously granted for employees.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the periods presented. Fair values were calculated using the Black-Scholes option pricing model.

	Six Months Ended
Key Assumptions	June 30, 2009	June 30, 2008
Risk-free interest rate	1.9%	3.4%
Expected life in years	6.7	6.6
Expected volatility (over expected life)	31.4%	26.9%
Expected dividend yield (over expected life)	6.4%	5.9%

8.	EMPLOYEE BENEFIT PLANS

The following table provides interim information as to the Company’s domestic and foreign defined benefit pension plans. Expected 2009 employer contributions are not significantly different than the $2.6 previously reported at year-end 2008.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Components of net pension expense (income)
Service cost	$1.1	$1.5	$.6	$.8
Interest cost	6.8	6.6	3.4	3.3
Expected return on plan assets	(7.1)	(9.6)	(3.6)	(4.8)
Recognized net actuarial loss	2.0	.2	1.0	.1

Net pension expense (income)	$2.8	$(1.3)	$1.4	$(.6)

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	SEGMENT INFORMATION

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

The Company’s role-based portfolio management does not impact its segment reporting structure under SFAS 131, which includes the four reportable segments described above. These segments are comprised of 10 business groups (which are also reporting units for goodwill impairment testing purposes). These business groups are currently comprised of 19 business units and over 160 production locations. In July 2009 the Company moved its Adjustable Bed Unit, formerly a separate business unit within the Bedding Group in the Residential Furnishings Segment, to the Consumer Products Unit within the Furniture Group in the Residential Furnishings Segment. The role-based portfolio management assigns different roles (Grow, Core, Fix or Divest) to each of its 19 business units based upon competitive advantages, strategic position and financial health and establishes expectations for the business units based on their assigned roles.

The Company’s reportable segments are based upon management organizational structure, including senior operating vice-presidents for each reportable segment. The financial information regularly reviewed and used by the chief operating decision-maker and the Board of Directors to evaluate segment performance and allocate total resources is based upon the operating segments, which are categorized in reportable segments. In addition, the management incentive compensation for segment, group and unit managers is substantially based upon achievement of budgeted earnings and return on capital employed of operations under their direct control as reported through the existing segment structure. The role-based approach is a supplemental tool used by management to ensure capital (not total resources) is efficiently allocated to the business units within the reportable segment structure.

A summary of segment results from continuing operations are shown in the following tables.

To comply with SFAS 160 discussed under “New Accounting Standards” in Note 2, the six months ended June 30, 2008 EBIT has been retrospectively adjusted as follows to include noncontrolling interest: Commercial Fixturing & Components—(from $16.3 to $16.7); Specialized Products – (from $28.3 to $30.8). The three months ended June 30, 2008 EBIT has also been retrospectively adjusted to include noncontrolling interest: Commercial Fixturing & Components—(from $8.6 to $8.9); Specialized Products – (from $14.4 to $15.8).

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2009:
Residential Furnishings	$829.9	$4.4	$834.3	$17.0
Commercial Fixturing & Components	245.0	1.9	246.9	(1.6)
Industrial Materials	207.2	110.2	317.4	26.8
Specialized Products	193.4	30.9	224.3	(6.8)
Write-down of divestiture note (as discussed in Note 3)				(10.6)
Intersegment eliminations				(2.1)
Change in LIFO reserve				36.0

	$1,475.5	$147.4	$1,622.9	$58.7

Six Months ended June 30, 2008:
Residential Furnishings	$1,070.2	$10.1	$1,080.3	$85.9
Commercial Fixturing & Components	366.5	9.5	376.0	16.7
Industrial Materials	309.6	150.2	459.8	41.7
Specialized Products	315.1	33.3	348.4	30.8
Intersegment eliminations				(7.3)
Change in LIFO reserve				(15.1)

	$2,061.4	$203.1	$2,264.5	$152.7

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended June 30, 2009:
Residential Furnishings	$418.3	$2.0	$420.3	$24.1
Commercial Fixturing & Components	130.6	.8	131.4	1.7
Industrial Materials	102.9	49.6	152.5	13.8
Specialized Products	105.6	14.3	119.9	1.7
Write-down of divestiture note (as discussed in Note 3)				(10.6)
Intersegment eliminations				(8.9)
Change in LIFO reserve				19.0

	$757.4	$66.7	$824.1	$40.8

Three Months ended June 30, 2008:
Residential Furnishings	$551.9	$5.9	$557.8	$48.6
Commercial Fixturing & Components	179.2	4.8	184.0	8.9
Industrial Materials	169.7	77.6	247.3	23.2
Specialized Products	162.3	17.2	179.5	15.8
Intersegment eliminations				(2.6)
Change in LIFO reserve				(11.5)

	$1,063.1	$105.5	$1,168.6	$82.4

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	SEGMENT INFORMATION (continued)

Average assets for the Company’s segments at June 30, 2009 and December 31, 2008 are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (current assets and current liabilities) plus net property, plant and equipment, and utilize a month-end average for the periods presented.

	June 30, 2009	December 31, 2008
Residential Furnishings	$716.7	$801.9
Commercial Fixturing & Components	223.1	301.5
Industrial Materials	257.9	306.1
Specialized Products	217.0	265.0
Average current liabilities included in segment numbers above	319.1	348.1
Assets held for sale	57.7	61.2
Unallocated assets (1)	1,339.1	1,310.3
Difference between average assets and period-end balance sheet	(61.2)	(232.2)

Total assets	$3,069.4	$3,161.9

(1)	Primarily goodwill, other intangibles, cash and long-term notes receivable.

10.	CONTINGENCIES

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.	CONTINGENCIES (continued)

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

A hearing was held on the motions to dismiss on June 26. The court took the motions under advisement.

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

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, cash flow hedges and defined benefit pension plans. The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments (1)	Cash Flow Hedges (2)	Defined Benefit Pension Plans (3)	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2009	$52.0	$(.3)	$(40.3)	$11.4
Period change	50.7	(.7)	.9	50.9

Balance June 30, 2009	$102.7	$(1.0)	$(39.4)	$62.3

(1)	There was no income tax effect on foreign currency translation activity affecting accumulated other comprehensive income (loss) in the six months ending June 30, 2009.
(2)	Cash flow hedge activity is shown net of income tax expense of $.2 for the six months ending June 30, 2009.
(3)	Defined benefit pension plan activity is shown net of income tax expense of $.6 for the six months ending June 30, 2009.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

	Six Months Ended June 30,
	2009			2008
	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.
Comprehensive (loss) income:
Net earnings	$22.2	$.1	$22.3	$92.6	$(2.9)	$89.7
Foreign currency translation adjustments	51.3	(.6)	50.7	20.0	(.9)	19.1
Net investment hedges	—	—	—	(2.2)	—	(2.2)
Cash flow hedges	(.7)	—	(.7)	.4	—	.4
Defined benefit pension plans	.9	—	.9	.2	—	.2

Comprehensive (loss) income:	$73.7	$(.5)	$73.2	$111.0	$(3.8)	$107.2

	Three Months Ended June 30,
	2009			2008
	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.
Comprehensive (loss) income:
Net earnings	$19.2	$(.2)	$19.0	$48.0	$(1.7)	$46.3
Foreign currency translation adjustments	65.2	(.5)	64.7	29.3	(.8)	28.5
Net investment hedges	—	—	—	.6	—	.6
Cash flow hedges	.8	—	.8	(.8)	—	(.8)
Defined benefit pension plans	.1	—	.1	—	—	—

Comprehensive (loss) income:	$85.3	$(.7)	$84.6	$77.1	$(2.5)	$74.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUE

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

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

As of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$106.3	$—	$—	$106.3
Short-term investments:
Bank time deposits	—	29.8	—	29.8
Derivative assets	—	1.0	—	1.0

Total assets	$106.3	$30.8	$—	$137.1

Liabilities:
Derivative liabilities	$1.9	$.2	$—	$2.1

Total liabilities	$1.9	$.2	$—	$2.1

As of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$76.8	$—	$—	$76.8
Short-term investments:
Bank time deposits	—	2.7	—	2.7
Other	—	4.0	—	4.0
Derivative assets	—	2.1	—	2.1

Total assets	$76.8	$8.8	$—	$85.6

Liabilities:
Derivative liabilities	$1.7	$1.1	$—	$2.8

Total liabilities	$1.7	$1.1	$—	$2.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUE (continued)

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

The annual goodwill impairment review performed in June 2009 indicated no goodwill impairments. Significant assumptions included (i) 10-year compound annual growth rates ranging from 2%-9%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 10.5-12.0%. Goodwill associated with reporting units whose fair values exceeded the carrying value by 10-20% was $364.2; $108.5 of goodwill was associated with reporting units that had 20-30% excess fair value; and $433.1 of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 30%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges

The Company incurred impairment charges of $.7 and $.3 for the six and three months ended June 30, 2009 related to fixed assets. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers.

As discussed in Note 3, the Company recorded an impairment on a note accepted as part of the July 2008 divestiture of our aluminum operations. The fair value of this note was determined to be $3.5. The Company accepted $15 face amount of redeemable preferred stock in exchange for this promissory note. The Company’s estimate of the promissory note’s fair value is the same as the preferred stock’s fair value as of June 30, 2009, the date of the exchange. The fair value estimate incorporated various inputs related to the aluminum operations including: historical financial information, assumptions about future revenue, earnings, and cash flows and earnings ratios for comparable publicly-traded companies with similar characteristics.

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

As of June 30, 2009 and December 31, 2008, the Company has recorded the following assets and liabilities representing the fair value of derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

As of June 30, 2009

Derivatives designated as hedging instruments under FAS 133	Total USD Equivalent Notional Amount	Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$7.9	$—	$—	$1.7	$.2
Cash flow currency hedges:

Future USD sales of a Canadian subsidiary	11.8	.4	—	—	—

Total cash flow hedges		.4	—	1.7	.2
Fair value hedges:

MXN payables to a Mexican subsidiary	.9	—	—	.1	—
USD inter-company note receivable on a Canadian subsidiary	5.0	.3	—	.1	—

Total fair value hedges		.3	—	.2	—

Derivatives not designated as hedging instruments under FAS 133
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	.3	—	—

		$.7	$.3	$1.9	$.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.	RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of December 31, 2008

Derivatives designated as hedging instruments under FAS 133	Total USD Equivalent Notional Amount	Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$9.2	$—	$—	$1.6	$.1
Cash flow currency hedges:

Future USD purchases of a UK subsidiary	.5	—	—	—	—
CAD interest payments from Canadian subsidiary	5.1	1.2	—	—	—
Future USD sales of a Canadian subsidiary	25.3	.3	—	.8	—

Total cash flow hedges		1.5	—	2.4	.1
Fair value hedges:

MXN payables to a Mexican subsidiary	1.6	—	—	.3	—
HUF inter-company note receivable from Hungarian subsidiary	1.9	.3	—	—	—

Total fair value hedges		.3	—	.3	—

Derivatives not designated as hedging instruments under FAS 133
Hedge of USD prepaid account on a UK subsidiary	.6	—	—	—	—
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	.3	—	—

		$1.8	$.3	$2.7	$.1

Cash Flow Hedges

At June 30, 2009 and December 31, 2008, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. There were $7.9 in outstanding notional amounts related to commodity hedges at June 30, 2009, all of which had maturities less than 3 years. The Company routinely hedges commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at June 30, 2009 primarily hedged Canadian dollar exposures and had maturity dates within two years. In general, it is the Company’s policy to have foreign currency cash flow hedges with maturities within two years.

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

Hedge Effectiveness

The Company has determined all hedges to be highly effective and as a result, has not recorded any material amounts for ineffectiveness.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.	RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

At June 30, 2009, the Company had one derivative transaction that did not qualify for hedge accounting treatment under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Gains or losses on this transaction are recorded directly to income and expense in the period impacted and economically offset gains or losses on the underlying hedged item in “Other expense (income), net.”

The following table sets forth the pre-tax gains (losses) from the Company’s hedging activities for the six and three months ended June 30, 2009 and 2008. This schedule includes reclassifications from other comprehensive income as well as derivative settlements recorded directly to income or expense. See Note 11 – Accumulated Other Comprehensive Income (Loss) for the amount of derivative gains (losses) included in other comprehensive income.

	Income Statement Classification of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recorded in Income Six Months Ended June 30		Amount of Gain (Loss) Recorded in Income Three Months Ended June 30
Derivatives designated as hedging instruments under FAS 133		2009	2008	2009	2008
Commodity cash flow hedges	Cost of goods sold	$(1.9)	$1.2	$(1.7)	$1.1
Foreign currency cash flow hedges	Net Sales	.3	(.6)	.5	—
Foreign currency cash flow hedges	Cost of goods sold	—	(.1)	—	(.1)
Foreign currency cash flow hedges	Other expense (income), net	(.2)	1.4	(.2)	.9
Foreign currency cash flow hedges	Interest expense	1.2	.6	.6	.6

Total cash flow hedges		(.6)	2.5	(.8)	2.5
Fair value hedges	Other expense (income), net	.5	(.1)	.4	—

Derivatives not designated as hedging instruments under FAS 133
Aluminum Hedge	Other expense (income), net	—	(.1)	—	(.1)
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	(2.6)	(2.3)	(2.6)	(2.1)
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	—	(.2)	.1	(.2)

Total derivative instruments		$(2.7)	$(.2)	$(2.9)	$.1

14.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the financial statements were issued on August 6, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Segments

Our continuing operations are composed of 19 business units in four segments, with approximately 19,000 employee-partners, and more than 160 production facilities located in 18 countries around the world. Our segments are described below.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable beds, bed frames, ornamental beds and geo components. This segment generated approximately 47% of total sales during 2008 and about 51% during the first six months of 2009.

Commercial Fixturing & Components: These operations manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers. This segment generated approximately 16% of our total sales in 2008 and about 15% during the first half of 2009.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, wire retail fixtures, mechanical springs, and many other end products. This segment generated approximately 22% of our total sales in 2008 and about 20% during the first half of 2009.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers. This segment contributed about 15% of total sales during 2008 and about 14% during the first half of 2009.

Discontinued Operations and Divestitures

On July 31, 2009 we sold the Coated Fabrics business unit. We have now completed six of the seven targeted divestitures and will realize after-tax cash proceeds of $420 million for the completed divestitures, already surpassing our original estimate. The six businesses sold to date include the Aluminum Products segment and four smaller business units (Wood Products, Fibers, Plastics, and the dealer portion of Commercial Vehicle Products) sold in 2008 and the Coated Fabrics business unit sold on July 31, 2009. The company is still finalizing the calculation of gain or loss related to the sale of the Coated Fabrics business unit, but does not anticipate a significant financial statement impact, which will be reflected in the third quarter 2009 discontinued operations results. One additional business unit (Storage Products) is also targeted for divestiture. Although recent market conditions have delayed the timing of this disposition, we are fully committed to selling and actively marketing this business. All of these business units, including the remaining unit, are disclosed in our financial statements as discontinued operations.

We expect to recover the carrying value of net assets held for sale. Net assets classified as held for sale totaled $52 million at June 30, 2009 (this includes $24 million not associated with the above mentioned divestitures.)

Strategic Direction

Total Shareholder Return (TSR) is the key success measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. There are four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. Our incentive plans emphasize the importance of, and reward, TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control. From the end of 2007 through August 3, 2009, our TSR performance places us within the top 4% of the S&P 500 companies.

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

Activities related to the Fix and Divest businesses resulted in charges that impacted our operating results. Those charges are discussed under the section titled “Asset Impairments and Restructuring-related Charges.”

The strategic changes have increased available cash. We expect to continue returning much of this cash to shareholders through dividends and share repurchases.

Customers

We serve a broad suite of customers. In 2008, no single customer represented even 5% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

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

Recent Economic Events

In light of the distress in the U.S. and global economies, we have been impacted, and may continue to be impacted, in several different areas as discussed below.

Lower Market-Wide Demand. During the latter half of 2008 and the first half of 2009, demand weakness in the majority of our markets led to lower unit order activity, sales and earnings. Several factors, including a weak global economy, a depressed housing market, and low consumer confidence contributed to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for very limited long-term visibility into demand trends; however, we currently expect market demand to stabilize at these lower levels for the remainder of 2009.

Despite the global economic decline, we have gained market share in our U.S. bedding components businesses primarily due to (i) bedding manufacturers shifting innerspring purchases from international to domestic sources as a result of antidumping duties imposed on imported innersprings from China, South Africa, and Vietnam; (ii) the deverticalization of a strong regional bedding manufacturer (they now buy from us components they had previously produced for themselves); and (iii) a shift in demand for innerspring mattresses, rather than premium priced, non-innerspring products. These market share gains offset some of the demand weakness.

Customers and Suppliers. Due to the tightening of credit markets and concerns regarding the availability of credit that began in late 2008 and has continued into 2009, our customers may experience difficulties, or may not be able to obtain necessary cash for their purchases. These delays could negatively impact our customers’ ability to conduct business and could impact our unit order activity and sales, therefore negatively impacting our cash flows and liquidity. We serve customers in a variety of industries, some of which are experiencing unprecedented decreases in demand. A sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could result in uncollectible accounts receivable, increased obsolete inventory or impairment of long-lived assets. These events would adversely impact our net earnings and financial condition.

The availability of credit and continued economic downturn could also impact our suppliers’ ability to conduct business, causing delays in product deliveries to us. This could impact our ability to serve our customers, negatively impacting our sales, cash flow and liquidity.

Management’s Response to Recent Economic Events. Activities completed over the past few years (including the divestiture of businesses under our strategic plan, closure of underperforming and underutilized facilities, elimination of sales with unacceptable margins, and other cost reduction initiatives) improved our cost position in advance of the late 2008 economic contraction. During the fourth quarter of 2008, we reduced production well below our normal utilization levels in an effort to bring finished goods inventories in line with demand. We accomplished most of the necessary reduction by year-end, and in the first half of 2009, capacity utilization improved versus year-end levels, resulting in better overhead absorption. Although significant overhead cost reductions were also completed by late last year, we continue to tightly constrain spending in 2009. As we make spending cuts, we are not sacrificing long-term opportunities. We remain focused on new product development and recognize that this important function is critical to our future success. Given our balance sheet, operating cash flow and access to credit, we expect to be able to endure an extended downturn in market demand with no material impact to our financial position or liquidity.

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

We anticipate significant variability in our quarterly earnings this year as a result of steel-related issues. Market prices for steel began to decrease in late 2008, but with the precipitous drop in demand late in the year and our inability to cancel or return higher-priced earlier purchases, we entered 2009 with high steel costs in inventory. Earnings in both first and second quarters were significantly impacted as we consumed the higher cost steel, which was only partially offset by LIFO benefits. In the second half of 2009, our cost of goods sold should reflect more contemporary market prices for steel. We have implemented selective price reductions in 2009, but at current commodity costs, we expect to enhance our margins.

Our other raw materials include woven and non-woven fabrics, foam scrap, fibers, and chemicals. We have experienced changes in the cost of these materials in recent years, and typically pass them through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this “de-contenting” effect in our Residential Furnishings and Industrial Materials segments in recent years, as our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation. Our profit margins were negatively impacted by this “de-contenting.” We are responding by developing new products (including new types of innersprings and boxsprings) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations. Some of these new products were introduced in recent years, with production of those products continuing to ramp up.

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

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. We currently operate 10 facilities in China.

In recent years we experienced increased competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components was partially due to lower wire costs in China. Foreign manufacturers benefit from lenient regulatory climates related to safety and environmental matters. In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began, and as a result, we regained market share. The investigations were brought to a favorable conclusion in early 2009. We should see improved performance in our Bedding group as imported innersprings from these countries will now have to be sold at fair prices. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and will remain in effect for at least 5 years.

Asset Impairments and Restructuring-related Charges

Exit activities associated with the 2007 Strategic Plan discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements were substantially complete by the end of 2008. We incurred $1 million and $2 million of restructuring-related and asset impairment costs related to this plan in the first six months of 2009 and 2008, respectively. To date, we have incurred total costs associated with this plan of $341 million ($154 million continuing and $187 million discontinued operations) and do not anticipate additional significant charges. Other asset impairments and restructuring-related charges incurred outside of the strategic plan for second quarters of 2009 and 2008 were not significant. For more information about restructuring, see Note 4 of the Notes to Consolidated Condensed Financial Statements.

We conduct our annual review for potential goodwill impairment in June of each year and test long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The annual goodwill impairment review performed in June 2009 indicated no goodwill impairments. Significant assumptions included (i) 10-year compound annual growth rates ranging from 2%-9%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 10.5-12.0%. Goodwill associated with reporting units whose fair values exceeded the carrying value by 10-20% was $364 million; $109 million of goodwill was associated with reporting units that had 20-30% excess fair value; and $433 million of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 30%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second Quarter:

Second quarter sales of $757 million (from continuing operations) were 29% lower than in the second quarter of 2008, due to extremely weak market demand.

Earnings per share from continuing operations for the quarter were $.12 per diluted share. In the second quarter of 2008, earnings per share from continuing operations were $.25. The year-over-year reduction in quarterly earnings from continuing operations was primarily due to lower unit sales volumes and a non-cash write-down of the note received in last year’s aluminum segment divestiture.

Discontinued operations had no effect on earnings per share in the second quarter of 2009. In the second quarter of 2008, earnings per share from discontinued operations were $.02 per share.

Six-Months:

Sales for the first half of 2009 (from continuing operations) were $1,476 million, 28% lower than in the first half of 2008, also due to extremely weak market demand.

Earnings per share from continuing operations for the first half of 2009 were $.14 per diluted share, compared to $.48 per diluted share from continuing operations in the first half of 2008. The first half of 2009 was negatively impacted by lower unit sales volumes, increased provision for bad debts associated with a customer bankruptcy, and a non-cash write-down of the note received in last year’s aluminum segment divestiture.

Discontinued operations had no effect on earnings per share in the first half of 2009. In the first half of 2008, earnings per share from discontinued operations were $.04 per share.

Divestiture Note Write-down

Late in the second quarter of 2009, the Company learned that the aluminum operations divested in July 2008 needed a capital infusion due to deterioration in business conditions and determined that the collectability of the promissory note was not reasonably assured. The company recorded a $10.6 million ($.04 per share after tax) non-cash reduction in the value of the promissory note. On June 30, 2009, the Company surrendered the promissory note, and in exchange, received

$15 million face amount (fair value of $3.5 million) of redeemable preferred stock in the divested operations. The write-down of the note resulted in a $10.6 million non-cash reduction in EBIT for the quarter reported in “Other expense (income), net” on the Consolidated Condensed Statements of Operations, but will also generate a $6.4 million cash flow benefit in the last half of this year due to lower taxes. Management believes it was in the best interest of the Company to accept the preferred stock in exchange for the promissory note due to the higher likelihood of recovery resulting from the modification to the buyer’s capital structure.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. Steel cost decreases contribute to an anticipated full year LIFO benefit of $72.0 million (for continuing operations). Of this annual benefit, $19.0 million was recognized in the second quarter of 2009 (versus LIFO expense of $11.5 million in the second quarter of 2008). A LIFO benefit of $36.0 million was recognized in the six months ended June 30, 2009 (versus LIFO expense of $15.1 million in the six months ending June 30, 2008). Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO benefit for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO benefit will be reflected in subsequent quarters. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Income Taxes

Second quarter 2009 interest expense from continuing operations decreased $4.0 million compared to the second quarter of 2008, due primarily to a lower level of term notes as a result of maturities paid in 2008, less commercial paper issued and lower rates in 2009 compared to 2008. Interest expense for the full year 2009 is expected to be lower than in 2008.

The reported second quarter consolidated worldwide effective income tax rate on continuing operations was 41.6%, compared to 36.7% for the same quarter last year. This increase is primarily due to the low level and the mix among tax jurisdictions of earnings in 2009. We anticipate the tax rate for the remainder of 2009 will be lower than the second quarter tax rate depending on factors such as the Company’s overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, and the effect of tax law changes (the full year rate is currently estimated to be approximately 39%).

Discussion of Segment Results

Second Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results (in millions) from continuing operations for the quarters ended June 30, 2009 and June 30, 2008 are shown in the following tables. To comply with SFAS 160 discussed under “New Accounting Standards” on page 32, EBIT amounts for 2008 have been retrospectively adjusted to include noncontrolling interest. Commercial Fixturing & Components—(EBIT from $8.6 million to $8.9 million); Specialized Products – (EBIT from $14.4 million to $15.8 million).

			Change in Sales
	Three Months ended June 30, 2009 Sales	Three Months ended June 30, 2008 Sales			% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$420.3	$557.8	$(137.5)	(24.7)%	(23.0)%
Commercial Fixturing & Components	131.4	184.0	(52.6)	(28.6)	(28.8)
Industrial Materials	152.5	247.3	(94.8)	(38.3)	(38.3)
Specialized Products	119.9	179.5	(59.6)	(33.2)	(33.2)

Total	824.1	1,168.6	(344.5)	(29.5)
Intersegment sales	(66.7)	(105.5)	38.8

External sales	$757.4	$1,063.1	$(305.7)	(28.8)%	(28.0)%

	Three Months ended June 30, 2009 EBIT	Three Months ended June 30, 2008 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Three Months ended June 30, 2009	Three Months ended June 30, 2008
Residential Furnishings	$24.1	$48.6	$(24.5)	(50.4)%	5.7%	8.7%
Commercial Fixturing & Components	1.7	8.9	(7.2)	(80.9)	1.3	4.8
Industrial Materials	13.8	23.2	(9.4)	(40.5)	9.0	9.4
Specialized Products	1.7	15.8	(14.1)	(89.2)	1.4	8.8
Intersegment eliminations & other (3)	(19.5)	(2.6)	(16.9)
Change in LIFO reserve	19.0	(11.5)	30.5

Total	$40.8	$82.4	$(41.6)	(50.5)%	5.4%	7.8%

(1)	The percentage change in sales not attributable to acquisitions or divestitures; sales change that comes from the same plants and facilities that the Company owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
(3)	This amount includes the divestiture note write-down discussed on page 7.

Residential Furnishings

Total sales from continuing operations decreased $138 million, or 25%. Weak demand more than offset the timing of inflation-related price increases compared to the prior year and market share gains in specific product categories.

EBIT (earnings before interest and income taxes) from continuing operations decreased $25 million, with the earnings impact from lower unit volumes across all business units partially offset by cost reductions and prior elimination of poorly performing operations.

Commercial Fixturing & Components

Total sales from continuing operations decreased $53 million, or 29%, due to the Company’s decision in the Store Fixtures business to walk away from sales with unacceptable profit margins, market softness in office furniture components, and reduced spending by retailers.

EBIT from continuing operations decreased $7 million, largely due to the lower unit volumes, partially offset by cost reductions and the prior elimination of poorly performing operations.

Industrial Materials

Total sales decreased $95 million, or 38%, as a result of weak demand across major markets, including bedding and automotive, and lower steel prices.

EBIT decreased $9 million primarily due to lower unit volume, partially offset by cost reductions.

Specialized Products

Total sales from continuing operations decreased $60 million, or 33%. Weak global demand in all parts of the segment – automotive, machinery, and commercial vehicle products – led to the decline.

EBIT from continuing operations decreased $14 million due to lower unit volumes, partially offset by cost reductions.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Earnings from discontinued operations in the second quarter of 2009 were $.1 million, compared to earnings from discontinued operations of $3 million in the second quarter of 2008.

Six-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results (in millions) from continuing operations for the six months ended June 30, 2009 and June 30, 2008 are shown in the following tables. To comply with SFAS 160 discussed under “New Accounting Standards” on page 32, EBIT amounts for 2008 have been retrospectively adjusted to include noncontrolling interest. Commercial Fixturing & Components—(EBIT from $16.3 million to $16.7 million); Specialized Products – (EBIT from $28.3 million to $30.8 million).

			Change in Sales
	Six Months ended June 30, 2009 Sales	Six Months ended June 30, 2008 Sales			% Change in Same Location Sales (1)
			$	%
Residential Furnishings	$834.3	$1,080.3	$(246.0)	(22.8)%	(21.2)%
Commercial Fixturing & Components	246.9	376.0	(129.1)	(34.3)	(33.7)
Industrial Materials	317.4	459.8	(142.4)	(31.0)	(31.0)
Specialized Products	224.3	348.4	(124.1)	(35.6)	(35.6)

Total	1,622.9	2,264.5	(641.6)	(28.3)
Intersegment sales	(147.4)	(203.1)	55.7

External sales	$1,475.5	$2,061.4	$(585.9)	(28.4)%	(27.5)%

	Six Months ended June 30, 2009 EBIT	Six Months ended June 30, 2008 EBIT	Change in EBIT		EBIT Margins (2)
			$	%	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Residential Furnishings	$17.0	$85.9	$(68.9)	(80.2)%	2.0%	8.0%
Commercial Fixturing & Components	(1.6)	16.7	(18.3)	(109.6)	(.6)	4.4
Industrial Materials	26.8	41.7	(14.9)	(35.7)	8.4	9.1
Specialized Products	(6.8)	30.8	(37.6)	(122.1)	(3.0)	8.8
Intersegment eliminations & other (3)	(12.7)	(7.3)	(5.4)
Change in LIFO reserve	36.0	(15.1)	51.1

Total	$58.7	$152.7	$(94.0)	(61.6)%	4.0%	7.4%

(1)	The percentage change in sales not attributable to acquisitions or divestitures; sales change that comes from the same plants and facilities that the Company owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
(3)	This amount includes the divestiture note write-down discussed on page 7.

Residential Furnishings

Total sales from continuing operations decreased $246 million, or 23%. Extremely weak demand more than offset inflation-related price increases and market share gains in specific product categories.

EBIT (earnings before interest and income taxes) from continuing operations decreased $69 million. The earnings impact from lower unit volumes across all business units and increased provision for bad debts associated with a customer bankruptcy were partially offset by cost reductions and prior elimination of poorly performing operations.

Commercial Fixturing & Components

Total sales from continuing operations decreased $129 million, or 34%, due to the Company’s decision in the Store Fixtures business to walk away from sales with unacceptable profit margins, market softness in office furniture components, and reduced spending by retailers.

EBIT from continuing operations decreased $18 million, largely due to lower unit volumes, partially offset by cost reductions and the prior elimination of poorly performing operations.

Industrial Materials

Total sales decreased $142 million, or 31%, as a result of weak demand across major markets, including bedding and automotive.

EBIT decreased $15 million primarily due to lower unit volume, partially offset by cost reductions.

Specialized Products

Total sales from continuing operations decreased $124 million, or 36%. Weak global demand in all parts of the segment – automotive, machinery, and commercial vehicle products – led to the decline.

EBIT from continuing operations decreased $38 million due to lower unit volume, partially offset by cost reductions.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in the six months ended June 30, 2009 were $.2 million, compared to earnings from discontinued operations of $7 million in the six months ended June 30, 2008.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. Net debt to net capital decreased from 28.4% as of December 31, 2008 to 24.0% as of June 30, 2009. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at June 30, 2009 and December 31, 2008 is presented on page 31.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we are more restrictive in funding capital projects. Capital spending in 2009 is expected to decrease to approximately $100 million from $118 million in 2008. Growth capital, which has historically been available to all our businesses, is now predominantly earmarked for our Grow business units. Operations designated as Core business units receive capital primarily for productivity enhancements, but expansion capital is limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

Pay Dividends

With planned improvements in returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. We declared a second quarter dividend of $0.25 per share (paid on July 15). Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels for the next few years. Maintaining and increasing the dividend remains a high priority. We expect to spend approximately $155 million on dividends in 2009. Cash from operations has been in recent years, and is expected to continue to be, sufficient to fund both capital expenditures and dividends. In 2009, we expect to generate more than $400 million of operating cash flow.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2009, we repurchased approximately ..8 million shares of our stock, and issued .4 million shares through employee benefit plans. As a result, shares outstanding decreased by .4 million shares to 156.3 million.

We still intend to use excess cash primarily to repurchase shares of our stock; however, we may complete those purchases at a slower pace than previously anticipated, depending on the outlook for the economy. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2009. In January we announced our intent to purchase 4 million shares during 2009, and at mid-year we are on track with that objective.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the six months ended June 30, 2009 was $288 million, of which $140 million was attributable to a reduction in working capital. This is $162 million higher than the first six months of 2008. Extremely weak market demand negatively impacted earnings. We expect this demand weakness to continue throughout 2009. Reduced raw material purchases contributed to lower inventory levels (versus the prior year). Accounts receivable also declined primarily due to weak sales. We continue to aggressively manage our operations in an effort to further improve our working capital position. Some of our specific actions include reducing raw material purchases and production levels where appropriate, increasing collection efforts to ensure customer accounts are paid on time, and optimizing payment terms with our vendors.

While the dollar value of working capital has decreased, key working capital ratios have remained consistent (except for inventory levels as discussed above) compared to the first six months of last year as presented in the table below:

	# Days Outstanding
	June 30, 2009 (6 Months)	June 30, 2008 (6 months)	Increase (Decrease)
Accounts Receivable, net (1)	60	60	—
Inventory, net (2)	62	72	(10)
Accounts Payable (3)	28	30	(2)

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (year-to-date net sales ÷ number of days in the six-month period).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (year-to-date cost of goods sold ÷ number of days in the six-month period).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (year-to-date cost of goods sold ÷ number of days in the six-month period).

Capitalization

The following table presents Leggett’s key debt and capitalization statistics at June 30, 2009 and December 31, 2008.

(Dollar amounts in millions)	June 30, 2009		December 31, 2008
Long-term debt outstanding:
Scheduled maturities	$773		$774
Average interest rates*	4.6%		4.7%
Average maturities in years*	6.1		6.4
Revolving credit/commercial paper	—		77

Total long-term debt	773		851
Deferred income taxes and other liabilities	129		116
Shareholders’ equity and noncontrolling interest	1,666		1,671

Total capitalization	2,568		$2,638
Unused committed credit:
Long-term	$600		$523
Short-term	—		—

Total unused committed credit	$600		$523

Current maturities of long-term debt	$17		$22

Cash and cash equivalents	$222		$165

Ratio of earnings to fixed charges**	2.3	x	3.7	x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at June 30, 2009 and December 31, 2008, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	June 30, 2009	December 31, 2008
Debt to total capitalization:
Long-term debt	$773	$851
Current debt maturities	17	22
Cash and cash equivalents	(222)	(165)

Net debt	$568	$708

Total Capitalization	$2,568	$2,638
Current debt maturities	17	22
Cash and cash equivalents	(222)	(165)

Net capitalization	$2,363	$2,495

Long-term debt to total capitalization	30.1%	32.2%

Net debt to net capitalization	24.0%	28.4%

Total debt (which includes long-term debt and current debt maturities) decreased $83 million from year-end 2008 levels. During the six-month period, we decreased our commercial paper borrowings by $77 million and paid off $6 million of miscellaneous and foreign debt that came due.

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 14 lenders that terminates in 2012. At June 30, 2009, there was no commercial paper outstanding under this program. Our commercial paper program continued to operate efficiently during the disruption of global credit markets experienced late in 2008. The change in the credit markets and our short-term ratings downgrade in the fourth quarter of 2008 resulted in an increase of less than 100 basis points in the weighted average effective borrowing rate for the commercial paper issued. Credit markets stabilized during the first six months of 2009 and our effective borrowing rate for commercial paper has normalized, albeit at rates 15-50 basis points higher due to our lower ratings. In the event that a disruption in the credit markets was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on our revolving credit agreement. In such event, the cost of borrowing under the credit agreement could be higher than the cost of commercial paper borrowing. The revolving credit agreement provides for the ability to issue letters of credit up to an aggregate of $250 million. Although we have not utilized any of these commitments for letters of credit, any future utilization would reduce our commercial paper/loan capacity by a corresponding amount.

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

Most of our debt has fixed repayment dates. At June 30, 2009, this debt consisted primarily of term notes. We have maintained a debt rating in the “A” category (from Moody’s and Standard and Poor’s) on our term notes and public debt for over a decade. On November 12, 2008, Moody’s downgraded our long term debt rating from “A2” to “A3” and our commercial paper rating from “P1” to “P2” citing accelerating contraction in residential and automotive related consumer spending. On November 25, 2008, S&P downgraded our long-term corporate credit and senior unsecured debt ratings from “A” to “A-” and our short-term and commercial paper ratings from “A-1” to “A-2” citing weak market conditions and financial policies that include a high dividend payout and share repurchases. In addition, both Moody’s and S&P assigned a negative outlook to each of their respective ratings. Also, on May 12, 2009, Moody’s announced that it had placed our long-term debt ratings on review for possible downgrade. To this date, the ratings downgrades have not had an impact on our ability to issue commercial paper or borrow under our revolving credit agreement, but have increased our short-term borrowing costs minimally (15-50 basis points on commercial paper and five basis points under the revolving credit agreement).

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

NEW ACCOUNTING STANDARDS

As discussed in Note 12 on page 18, the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” were adopted on January 1, 2008 for financial assets and liabilities of the Company. SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure. SFAS 157 also had an effective date of January 1, 2009 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of this standard did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. The new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. SFAS 141R was effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. In April 2009, the FASB issued Staff Position (FSP) SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” that amends and clarifies SFAS 141R, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP had the same effective date as SFAS 141R. The adoption of SFAS 141R and the related FSP did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, which was effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements, but as required by the standard, noncontrolling interest is now presented as a component of equity. Also, net income attributable to the parent and to the noncontrolling interest is presented separately. Prior year information has been retrospectively adjusted as follows:

•	In the Consolidated Condensed Balance Sheets — noncontrolling interests have been reclassified from “Other long-term liabilities” to “Noncontrolling interest” within “Equity.”

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

•

In Note 9 of Notes to Consolidated Condensed Financial Statements — Segment Information, EBIT for Commercial Fixturing & Components and Specialized Products has been retrospectively adjusted to include noncontrolling interest.

There was no activity impacting noncontrolling interest balances in the six months ended June 30, 2009 or 2008 other than comprehensive income disclosed in Note 11 on page 16.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 was effective for the Company January 1, 2009. Enhanced disclosures required by this statement about derivative instruments and hedging activities and their effects on the Company’s financial position, financial performance, and cash flows are included in Note 13 on page 20.

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

In April 2009, FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted this FSP in the second quarter of 2009, and the required disclosures are presented in Note 12 on page 18.

In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events.” SFAS 165 sets forth the disclosures that an entity should make about events or transactions that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS 165 in the second quarter of 2009 and the required disclosure is presented in Note 14 on page 21.

In June 2009, the FASB issued SFAS No. 167 (SFAS 167), “Amendments to FASB Interpretation No. 46(R).” SFAS 167 changes the consolidation model for determining who should consolidate variable interest entities and also addresses how often this assessment should be performed. It also provides for new and enhanced disclosures. SFAS 167 is effective for the Company January 1, 2010, and is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The Codification will become the authoritative source of accounting principles and the framework for selecting the principles used in the preparation of financial statements by nongovernmental entities in conformity with generally accepted accounting principles (GAAP) in the United States. The Codification simplifies the application of GAAP by including authoritative GAAP in one location in a consistently organized manner. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Updates. Instead, it will issue Accounting Standards Updates (ASU). On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting literature and reporting standards. This statement is effective for the Company’s financial statements issued in the third quarter of 2009. Its adoption is not expected to have a material impact on the Company’s financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $745 million carrying value by $68 million at June 30, 2009, and less than its $745 million carrying value by $107 million at December 31, 2008. The increase in the fair market value of the Company’s debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at June 30, 2009 and December 31, 2008 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not currently hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $795 million at June 30, 2009, compared to $749 million at December 31, 2008.

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

An evaluation as of June 30, 2009 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and the other defendants filed motions to dismiss the suit in early April, asserting defenses including: (1) the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law and the court should not excuse the failure to make demand; (2) the plaintiff is not a representative shareholder because plaintiff is a professional plaintiff and does not have a significant economic stake in the litigation, (3) the lawsuit is based on a statistical analysis of stock option grants and Leggett stock prices that the Company believes is flawed, (4) the plaintiff fails to state a legally cognizable claim, and (5) the statute of limitations has expired on all the challenged grants except the December 30, 2005 deferred compensation grant. As to this grant, the motions to dismiss also advise the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. A hearing was held on the motions to dismiss on June 26. The court took the motions under advisement.

The Company expects that the outcome of this litigation will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

For additional information regarding contingencies, please refer to Note 10 on page 15 of the Notes to Consolidated Condensed Financial Statements.

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

Due to the tightening of credit markets and concerns regarding the availability of credit that began in late 2008 and has continued into the second quarter of 2009, our customers may experience difficulties, or may not be able to obtain, necessary cash for their purchases. These delays could negatively impact our customers’ ability to conduct business and could impact our unit order activity and sales, therefore negatively impacting our cash flows and liquidity. We serve customers in a variety of industries, some of which are experiencing unprecedented decreases in demand. Sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could result in uncollectible accounts receivable, increased obsolete inventory or impairment of long-lived assets due to underutilized manufacturing capacity. These events would adversely impact our net earnings and financial condition.

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

Also, raw material cost decreases generally require us to pass through reduced selling prices to our customers. Reduced selling prices tied to higher cost inventory reduces our segment margins and earnings. All of our segments use the first-in, first-out (“FIFO”) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (“LIFO”) method. Steel cost decreases in the first quarter of 2009 were significant; and contributed to an anticipated full year LIFO benefit of $72 million (for continuing operations). Of this annual benefit, $19.0 million was recognized in the second quarter of 2009 (versus LIFO expense of $11.5 million in the second quarter of 2008). A LIFO benefit of $36.0 million was recognized in the six months ended June 30, 2009 (versus LIFO expense of $15.1 million in the six months ending June 30, 2008). Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO benefit for the full year could be significantly different from that currently estimated.

Steel is our most significant raw material. Market prices for steel began to decrease in late 2008. The global steel markets are very cyclical in nature, and can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of foam scrap. We experienced significant fluctuations in the cost of this commodity in recent years.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2009	2,189	$14.67	2,189	9,197,007
May 2009	541,103	$14.62	541,103	8,655,904
June 2009	186,320	$14.52	181,713	8,474,191

Total	729,612	$14.60	725,005

(1)	This number includes 4,607 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 7, 2009. In connection with this meeting, proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon were (1) the election of nine directors, (2) the ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009, (3) the approval of the 2009 Key Officers Incentive Plan, and (4) to vote on a shareholder proposal requesting the addition of sexual orientation and gender identity to the Company’s written non-discrimination policy. The number of votes cast for or against, as well as abstentions and broker non-votes, if applicable, with respect to each matter are set out below.

1. All of the nominees for directors listed in the proxy statement were elected to hold office until the next annual meeting of shareholders or until their successors are elected and qualified, with the following vote:

DIRECTOR NOMINEE	SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
Ralph W. Clark	137,264,881	1,336,747	290,824
Robert Ted Enloe, III	133,614,015	4,950,791	327,646
Richard T. Fisher	136,285,731	2,321,013	285,708
Karl G. Glassman	136,569,750	2,171,395	151,307
David S. Haffner	136,374,066	2,252,649	265,737
Joseph W. McClanathan	132,164,042	6,452,878	275,532
Judy C. Odom	137,155,621	1,460,461	276,370
Maurice E. Purnell, Jr.	136,122,112	2,311,853	458,487
Phoebe A. Wood	137,158,870	1,458,831	274,751

As previously reported, on May 7, 2009, pursuant to Section 2.1 of the Company’s Bylaws, the Board elected Robert E. Brunner to serve as a director with his term beginning on the same date, and to hold office until the 2010 annual meeting of shareholders or until his successor is elected and qualified.

2. The ratification of the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
137,070,309	1,728,672	93,471

3. The 2009 Key Officers Incentive Plan was approved with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”
131,744,457	6,448,440	699,555

4. A shareholder proposal requesting the addition of sexual orientation and gender identity to the Company’s written non-discrimination policy was defeated with the following vote:

SHARES VOTED “FOR”	SHARES VOTED “AGAINST”	SHARES “ABSTAINING”	BROKER “NON-VOTES”
50,429,586	68,714,005	3,900,911	15,847,950

ITEM 6.	EXHIBITS

Exhibit 10.1	Employment Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.1 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2	Employment Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.2 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	Employment Agreement between the Company and Matthew C. Flanigan, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.3 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.4	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed May 8, 2009 as Exhibit 10.4 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.5	Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.5 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.6	Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.6 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.7	Summary Sheet for Executive Cash Compensation, filed May 8, 2009 as Exhibit 10.7 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.8	Form of Indemnification Agreement between the Company and its directors and executive officers, (entered into by certain non-director executive officers and a director on May 7, 2009) filed March 28, 2002 as Exhibit 10.11 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.9	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.10	2009 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2009 as Exhibit 10.2 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

Exhibit 31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

Exhibit 32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

Exhibit 32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 6, 2009	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: August 6, 2009	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Employment Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.1 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.2	Employment Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.2 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.3	Employment Agreement between the Company and Matthew C. Flanigan, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.3 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.4	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed May 8, 2009 as Exhibit 10.4 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.5	Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.5 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.6	Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.6 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.7	Summary Sheet for Executive Cash Compensation, filed May 8, 2009 as Exhibit 10.7 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.8	Form of Indemnification Agreement between the Company and its directors and executive officers, (entered into by certain non-director executive officers and a director on May 7, 2009) filed March 28, 2002 as Exhibit 10.11 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

10.9	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.10	2009 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2009 as Exhibit 10.2 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.