Form 10-Q
period 2009-09-30
LEGGETT & PLATT INC
filed 2009-11-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common stock outstanding as of October 27, 2009: 152,108,042

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$221.5	$164.7
Accounts and other receivables	575.9	578.0
Allowance for doubtful accounts	(27.2)	(27.5)
Inventories, net	397.4	495.0
Other current assets	64.8	65.6
Current assets held for sale	18.5	31.0

Total current assets	1,250.9	1,306.8
PROPERTY, PLANT AND EQUIPMENT
Property, plant & equipment, at cost	1,785.1	1,740.8
Less accumulated depreciation	1,121.1	1,059.4

Net property, plant & equipment	664.0	681.4

OTHER ASSETS
Goodwill	917.9	875.6
Other intangibles, less accumulated amortization of $92.2 at September 30, 2009 and $76.9 at December 31, 2008	176.2	197.4
Sundry	44.2	70.5
Non-current assets held for sale	42.2	30.2

Total other assets	1,180.5	1,173.7

TOTAL ASSETS	$3,095.4	$3,161.9

CURRENT LIABILITIES
Current maturities of long-term debt	$1.9	$22.4
Accounts payable	209.3	175.3
Accrued expenses	243.8	234.9
Other current liabilities	80.1	84.2
Current liabilities held for sale	4.0	7.4

Total current liabilities	539.1	524.2
LONG-TERM LIABILITIES
Long-term debt	772.4	851.2
Other long-term liabilities	109.6	98.4
Deferred income taxes	45.4	17.2

Total long-term liabilities	927.4	966.8
COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock	2.0	2.0
Additional contributed capital	471.5	496.1
Retained earnings	2,017.8	2,062.1
Accumulated other comprehensive income	83.8	11.4
Treasury stock	(965.7)	(918.6)

Total Leggett & Platt, Inc. shareholders’ equity	1,609.4	1,653.0
Noncontrolling interest	19.5	17.9

Total equity	1,628.9	1,670.9

TOTAL LIABILITIES AND EQUITY	$3,095.4	$3,161.9

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2009	2008	2009	2008
Net sales	$2,285.4	$3,193.6	$809.9	$1,132.2
Cost of goods sold	1,825.9	2,613.0	622.6	925.1

Gross profit	459.5	580.6	187.3	207.1

Selling and administrative expenses	275.7	317.0	84.8	105.5
Amortization of intangibles	15.3	18.5	5.5	6.2
Other expense (income), net	14.8	(3.8)	2.0	(.8)

Earnings from continuing operations before interest and income taxes	153.7	248.9	95.0	96.2

Interest expense	27.8	38.3	9.3	11.9
Interest income	3.8	6.7	1.3	2.3

Earnings from continuing operations before income taxes	129.7	217.3	87.0	86.6

Income taxes	51.1	82.2	30.8	37.1

Earnings from continuing operations	78.6	135.1	56.2	49.5
Earnings (loss) from discontinued operations, net of tax	(.7)	(8.7)	(.5)	(15.7)

Net earnings	$77.9	$126.4	$55.7	$33.8
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.3)	(4.0)	(1.4)	(1.1)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$76.6	$122.4	$54.3	$32.7

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.48	$.77	$.34	$.29
Diluted	$.48	$.77	$.34	$.29
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$(.05)	$—	$(.09)
Diluted	$—	$(.05)	$—	$(.09)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.48	$.72	$.34	$.20
Diluted	$.48	$.72	$.34	$.20

Cash dividends declared per share	$.76	$.75	$.26	$.25

Weighted Average shares outstanding
Basic	160.8	170.0	159.7	165.6
Diluted	161.2	170.2	160.5	166.1

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008
OPERATING ACTIVITIES
Net earnings	$77.9	$126.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	82.0	87.1
Amortization	15.3	18.5
Provision for losses on accounts and notes receivables	29.6	12.6
Inventory write-off	12.0	11.7
Asset impairment charges	1.2	32.4
Net (gain) loss from sales of assets	(.3)	2.0
Deferred income tax expense	26.2	42.4
Stock-based compensation	30.0	34.3
Other	(.1)	(4.8)
Other changes, excluding effects from acquisitions and divestitures:
Decrease (increase) in accounts and other receivables	26.0	(102.8)
Decrease (increase) in inventories	99.9	(67.7)
Decrease in other current assets	6.1	5.3
Increase in accounts payable	30.1	26.7
Decrease in accrued expenses and other current liabilities	(5.5)	(21.0)

NET CASH PROVIDED BY OPERATING ACTIVITIES	430.4	203.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(65.4)	(90.8)
Purchases of companies, net of cash acquired	(2.8)	(9.3)
Proceeds from sales of assets	9.1	386.0
Other	1.7	(18.2)

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(57.4)	267.7

FINANCING ACTIVITIES
Additions to debt	19.1	242.9
Payments on debt	(120.9)	(329.5)
Dividends paid	(117.5)	(127.7)
Issuances of common stock	2.6	5.4
Purchases of common stock	(107.1)	(256.9)
Other	(1.1)	.9

NET CASH USED FOR FINANCING ACTIVITIES	(324.9)	(464.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8.7	.1

INCREASE IN CASH AND CASH EQUIVALENTS	56.8	6.0
CASH AND CASH EQUIVALENTS – January 1,	164.7	205.4

CASH AND CASH EQUIVALENTS – September 30,	$221.5	$211.4

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions, except per share data)

1. STATEMENT

The interim financial statements of the Company included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to reflect the adoption of the FASB guidance for noncontrolling interest, as discussed in Note 2 below; and to reflect separate presentation of “Provision for losses on accounts and notes receivables” on the Consolidated Condensed Statements of Cash Flows.

For further information, refer to the financial statements of the Company and footnotes included in the annual report on Form 10-K of the Company for the year ended December 31, 2008.

2. NEW ACCOUNTING GUIDANCE

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”). While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Condensed Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In December 2007, the FASB issued guidance for presentation of noncontrolling interest in consolidated financial statements, which was effective for the Company beginning January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements, but as required by the guidance, noncontrolling interest is now presented as a component of equity. Also, net income attributable to the parent and to the noncontrolling interest is presented separately. Prior year information has been retrospectively adjusted as follows:

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

There was no significant activity impacting noncontrolling interest balances in the nine and three months ended September 30, 2009 or 2008 other than comprehensive income disclosed in Note 11.

In December 2008, the FASB issued guidance for additional disclosure surrounding plan assets of defined benefit pension plans in the Company’s December 31, 2009 financial statements. Additional disclosures related to benefit plan assets include information about investment policies and strategies, the fair value of each major category of plan assets, and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets. Its adoption is not expected to have a material impact on the Company’s financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Third quarter 2009

•	Coated Fabrics unit – No significant gains or losses were realized on the sale of this unit, which was previously reported in the Residential Furnishings segment.

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

At September 30, 2009 the Company had one remaining business held for sale (Storage Products). Pre-tax proceeds (fair value less costs to sell) from Storage Products are expected to recover the carrying value of the assets held for sale as presented in the following tables. Although market conditions have delayed the timing of this disposition we are fully committed to selling and actively marketing this business. The net assets held for sale may fluctuate due to changes in working capital until this business is divested.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Results from discontinued operations were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$—	$—	$—
Wood Products Unit	—	42.3	—	14.6
Fibers Unit	—	65.8	—	25.3
Coated Fabrics Unit	12.4	29.3	1.5	9.0
Commercial Fixturing & Components:
Plastics Unit	—	33.4	—	10.6
Storage Products Unit	42.8	62.8	15.0	22.3
Aluminum Products Segment	—	270.5	—	18.0
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	—	45.4	—	10.3
An automotive seating components operation	—	3.9	—	—

External sales	$55.2	$553.4	$16.5	$110.1

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$.2	$(2.5)	$—	$(.1)
Wood Products Unit	(.1)	(2.0)	(.1)	(2.8)
Fibers Unit	(.2)	(8.2)	(.2)	(9.6)
Coated Fabrics Unit	(.6)	(4.8)	—	(4.7)
Commercial Fixturing & Components:
Plastics Unit	(.2)	(3.9)	(.1)	(7.4)
Storage Products Unit	3.4	(8.2)	2.0	(9.9)
Aluminum Products Segment	(.8)	26.5	(.4)	5.2
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	(.4)	(12.7)	—	(3.5)
An automotive seating components operation	—	(3.1)	—	—

Earnings (loss) before interest and income taxes	1.3	(18.9)	1.2	(32.8)
Interest expense	—	(.9)	—	—
Income tax (expense) benefit	(2.0)	11.1	(1.7)	17.1

Earnings (loss) from discontinued operations, net of tax	$(.7)	$(8.7)	$(.5)	$(15.7)

Net assets held for sale by segment were as follows:

	September 30, 2009
	Assets	Liabilities	Net Assets
Residential Furnishings	$19.0	$—	$19.0
Commercial Fixturing & Components	30.0	4.0	26.0
Aluminum Products	1.1	—	1.1
Industrial Materials	2.1	—	2.1
Specialized Products	8.5	—	8.5

Net assets held for sale	$60.7	$4.0	$56.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

	December 31, 2008
	Assets	Liabilities	Net Assets
Residential Furnishings	$14.2	$3.1	$11.1
Commercial Fixturing & Components	33.9	4.3	29.6
Aluminum Products	1.4	—	1.4
Industrial Materials	3.6	—	3.6
Specialized Products	8.1	—	8.1

Net assets held for sale	$61.2	$7.4	$53.8

These tables include $34.2 and $21.9 of property, plant and equipment held for sale at September 30, 2009 and December 31, 2008, respectively, primarily associated with the closings of various operations and prior year restructurings not associated with the 2007 Strategic Plan. These amounts also include land and buildings retained when the Company divested the Aluminum Products segment.

The major classes of assets and liabilities held for sale included in the Company’s Consolidated Condensed Balance Sheets were as follows:

	September 30, 2009	December 31, 2008
Receivables, net	$6.0	$10.4
Inventories, net	12.3	20.4
Prepaid expenses and other current assets	.2	.2

Total current assets held for sale	18.5	31.0

Property, plant and equipment, net	39.2	27.0
Goodwill	3.0	3.0
Patents and other intangible assets, net	—	.2

Total non-current assets held for sale	42.2	30.2

Total assets held for sale	$60.7	$61.2

Accounts payable	$2.7	$4.6
Accrued expenses	1.3	2.8

Total current liabilities held for sale	4.0	7.4

Total liabilities held for sale	$4.0	$7.4

Net assets held for sale	$56.7	$53.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. RESTRUCTURING AND SPECIAL CHARGES

The Company has historically implemented various cost reduction initiatives to improve its operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. The Company’s total restructuring-related costs for the nine and three months ended September 30, 2009 and 2008 were comprised of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Continuing operations:
Charged to other expense, net:
Severance and other restructuring costs	$7.3	$4.3	$3.1	$1.2
Other long-lived asset impairments	.9	.8	.2	.6
Loss (gain) from sale of assets	.4	(2.1)	.2	.4

	8.6	3.0	3.5	2.2

Charged to cost of goods sold:
Inventory obsolescence and other	.2	3.1	—	2.3

Total continuing operations	8.8	6.1	3.5	4.5

Discontinued operations:
Severance and other restructuring costs	.1	2.7	—	.8
Goodwill impairments	—	25.6	—	25.6
Asset impairments	.3	6.0	.3	.4
Loss from sale of assets	.5	6.9	.3	4.4

Total discontinued operations	.9	41.2	.6	31.2

Total restructuring and other special charges	$9.7	$47.3	$4.1	$35.7

Cash charges included in totals	$7.4	$7.0	$3.1	$2.0

Total restructuring and other special charges associated with discontinued operations are reported on the Consolidated Condensed Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

Exit activities associated with the 2007 Strategic Plan discussed in Note 3 were substantially complete by the end of 2008. The above table contains the following charges associated with this plan:

•	Nine months ended September 30, 2009 - $1.4 ($.9 continuing operations, $.5 discontinued operations)

•	Three months ended September 30, 2009 - $.3 ($.1 continuing operations, $.2 discontinued operations)

•

Nine months ended September 30, 2008 - $9.5 of restructuring-related charges ($1.8 continuing operations, $7.7 discontinued operations) and $31.7 of asset impairment and goodwill impairment charges (primarily all in discontinued operations)

•

Three months ended September 30, 2008 - $7.6 of restructuring-related charges ($2.6 continuing operations, $5.0 discontinued operations) and $26.0 of asset impairment and goodwill impairment charges (all in discontinued operations)

The accrued liability associated with all these restructuring activities consisted of the following:

	Balance at December 31,	2009		Balance at September 30,
	2008	Charges	Payments	2009
Termination benefits	$2.3	$3.8	$4.4	$1.7
Contract termination costs	3.1	.2	2.4	.9
Other restructuring costs	2.1	3.4	4.6	.9

	$7.5	$7.4	$11.4	$3.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Earnings from continuing operations	$78.6	$135.1	$56.2	$49.5
Earnings (loss) from discontinued operations, net of tax	(.7)	(8.7)	(.5)	(15.7)
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.3)	(4.0)	(1.4)	(1.1)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$76.6	$122.4	$54.3	$32.7

Weighted average number of common shares used in basic EPS	160.8	170.0	159.7	165.6
Additional weighted dilutive shares principally from the assumed exercise of outstanding stock options	.4	.2	.8	.5

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	161.2	170.2	160.5	166.1

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.48	$.77	$.34	$.29
Discontinued operations	—	(.05)	—	(.09)

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.48	$.72	$.34	$.20

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.48	$.77	$.34	$.29
Discontinued operations	—	(.05)	—	(.09)

Diluted EPS share attributable to Leggett & Platt, Inc. common shareholders	$.48	$.72	$.34	$.20

Shares issuable under employee and non-employee stock options	13.4	13.8	13.4	13.8
Anti-dilutive shares excluded from diluted EPS computation	11.1	9.3	7.6	5.3

6. INVENTORIES

Inventories, of which about 60% are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	September 30, 2009	December 31, 2008
At FIFO cost
Finished goods	$220.8	$309.4
Work in process	49.7	46.8
Raw materials and supplies	200.4	266.1
LIFO reserve	(73.5)	(127.3)

	$397.4	$495.0

The Company calculates its LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, the Company estimates the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocates that change proportionally to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from that currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year. Any change in the annual LIFO estimate will be reflected in the fourth quarter.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION

During the nine months ended September 30, 2009 and 2008, 1.9 million and 1.8 million options were granted. The weighted-average per-share fair value of the options granted was $2.22 and $2.46, for the nine months ended September 30, 2009 and 2008, respectively. The majority of the Company’s stock option activity typically occurs in the first quarter of each year. There was no material activity during the third quarter. For the nine and three months ended September 30, 2009 and 2008, the Company recorded stock compensation expense of $4.5 and $5.9, and $.6 and $1.0, respectively, related to current year grants and vesting of options previously granted for employees.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the periods presented. Fair values were calculated using the Black-Scholes option pricing model.

	Nine Months Ended
Key Assumptions	September 30, 2009	September 30, 2008
Risk-free interest rate	1.9%	3.4%
Expected life in years	6.7	6.6
Expected volatility (over expected life)	31.4%	27.0%
Expected dividend yield (over expected life)	6.4%	5.9%

The following table recaps the components of stock-based compensation (including discontinued operations) for each period presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Amortization of the grant date fair value of stock options	$4.5	$5.9	$.6	$1.0
Stock-based retirement plans, discounts on various stock programs and other	14.2	11.0	4.1	3.5
Stock-based compensation elected by employees in lieu of cash compensation	11.3	17.4	3.7	5.5

	$30.0	$34.3	$8.4	$10.0

8. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to the Company’s domestic and foreign defined benefit pension plans. Expected 2009 employer contributions are not significantly different than the $2.6 previously reported at year-end 2008.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Components of net pension expense (income)
Service cost	$1.7	$2.2	$.6	$.7
Interest cost	10.0	9.9	3.2	3.3
Expected return on plan assets	(9.9)	(14.4)	(2.8)	(4.8)
Recognized net actuarial loss	3.1	.4	1.1	.2

Net pension expense (income)	$4.9	$(1.9)	$2.1	$(.6)

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. SEGMENT INFORMATION

The Company has four operating segments that are generally focused on broad end-user markets for the Company’s diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays and components for office and institutional furnishings. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from automotive seating components, specialized machinery and equipment, and van interiors.

The Company’s reportable segments are the same as its operating segments, which also correspond with the Company’s management organizational structure. Each reportable segment has a senior operating vice-president that reports to the chief operating decision maker. The operating results and financial information reported through the segment structure are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate overall resources and determine management incentive compensation.

Separately, the Company also utilizes a role-based approach (Grow, Core, Fix or Divest) as a supplemental management tool to ensure capital (which is a subset of the overall resources referred to above) is efficiently allocated within the reportable segment structure.

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

To comply with the FASB guidance regarding noncontrolling interest discussed under “New Accounting Guidance” in Note 2, the nine months ended September 30, 2008 EBIT has been retrospectively adjusted as follows to include noncontrolling interest: Commercial Fixturing & Components – (from $25.5 to $26.0); Specialized Products – (from $39.1 to $42.6). The three months ended September 30, 2008 EBIT has also been retrospectively adjusted to include noncontrolling interest: Commercial Fixturing & Components – (from $9.2 to $9.3); Specialized Products – (from $10.8 to $11.8).

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. SEGMENT INFORMATION (continued)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended September 30, 2009:
Residential Furnishings	$1,271.0	$6.6	$1,277.6	$56.1
Commercial Fixturing & Components	387.1	3.1	390.2	9.4
Industrial Materials	322.3	167.3	489.6	48.6
Specialized Products	305.0	44.0	349.0	2.1
Write-down of divestiture note (as discussed in Note 3)				(10.6)
Intersegment eliminations				(3.9)
Change in LIFO reserve				52.0

	$2,285.4	$221.0	$2,506.4	$153.7

Nine Months ended September 30, 2008:
Residential Furnishings	$1,646.0	$14.3	$1,660.3	$147.7
Commercial Fixturing & Components	561.6	13.9	575.5	26.0
Industrial Materials	513.0	240.1	753.1	75.7
Specialized Products	473.0	47.4	520.4	42.6
Intersegment eliminations				(8.3)
Change in LIFO reserve				(34.8)

	$3,193.6	$315.7	$3,509.3	$248.9

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended September 30, 2009:
Residential Furnishings	$441.1	$2.2	$443.3	$39.1
Commercial Fixturing & Components	142.1	1.2	143.3	11.0
Industrial Materials	115.1	57.1	172.2	21.8
Specialized Products	111.6	13.1	124.7	8.9
Intersegment eliminations				(1.8)
Change in LIFO reserve				16.0

	$809.9	$73.6	$883.5	$95.0

Three Months ended September 30, 2008:
Residential Furnishings	$575.8	$4.2	$580.0	$61.8
Commercial Fixturing & Components	195.1	4.4	199.5	9.3
Industrial Materials	203.4	89.9	293.3	34.0
Specialized Products	157.9	14.1	172.0	11.8
Intersegment eliminations				(1.0)
Change in LIFO reserve				(19.7)

	$1,132.2	$112.6	$1,244.8	$96.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. SEGMENT INFORMATION (continued)

Average assets for the Company’s segments at September 30, 2009 and December 31, 2008 are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (current assets and current liabilities) plus net property, plant and equipment, and utilize a month-end average for the periods presented.

	September 30, 2009	December 31, 2008
Residential Furnishings	$707.1	$801.9
Commercial Fixturing & Components	223.0	301.5
Industrial Materials	242.4	306.1
Specialized Products	213.5	265.0
Average current liabilities included in segment numbers above	331.3	348.1
Assets held for sale	60.7	61.2
Unallocated assets (1)	1,363.8	1,310.3
Difference between average assets and period-end balance sheet	(46.4)	(232.2)

Total assets	$3,095.4	$3,161.9

(1)	Primarily goodwill, other intangibles, cash and long-term notes receivable.

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

The Company believes it did not manufacture the foam subject to the lawsuit and that it has valid defenses to the claims. Nevertheless, with the Company’s consent, the Company’s primary insurance carrier reached a tentative settlement with counsel for all plaintiffs on April 29, 2008 and the Company executed the final settlement agreement on October 6, 2009. The settlement agreement is subject to various court approvals and the signature of all plaintiffs. Pursuant to the settlement agreement, the Company would pay a $2 self-insured retention. The remainder of the $18.2 settlement would be paid by the Company’s insurance carrier. Management does not believe the settlement or the outcome will have a material effect on the Company’s financial condition, operating cash flows or results of operations. The Company recorded $2 of expense in 2008 and currently has a $16.2 receivable from the insurance carrier and an $18.2 liability related to this matter, that is included in current assets and current liabilities, respectively, in the Consolidated Condensed Balance Sheets.

On February 5, 2009, a shareholder derivative complaint was filed by the New England Carpenters Pension Fund, which represented that it owns 3,000 shares of Leggett stock, in the Circuit Court of Jasper County, Missouri. On August 12, the Court dismissed the suit without prejudice to the plaintiff’s right to refile, based on the plaintiff’s failure to make demand on the Company’s Board and shareholders. The normal period of time for appeal has expired. The action was purportedly brought on behalf of the Company, naming it as a nominal defendant and naming as defendants certain current and former officers and directors of the Company including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. CONTINGENCIES (continued)

The plaintiff alleged, among other things, that the individual defendants participated in the backdating of stock options, breached fiduciary duties, caused or allowed the Company to issue false and misleading financial statements and proxy statements, and sold Company stock while in possession of material non-public information. The plaintiff sought, among other things, unspecified monetary damages against the individual defendants, certain equitable and other relief relating to the profits from the alleged improper conduct, the adoption of certain Company corporate governance proposals, the imposition of a constructive trust over the defendants’ stock options and proceeds, punitive damages, the rescission of certain unexercised options, and the reimbursement of litigation costs. The plaintiff did not seek any monetary relief from the Company. Policies of directors and officers liability insurance are in force, subject to customary limits and exclusions.

The Company and the other defendants filed motions to dismiss the suit in early April, asserting defenses including: (1) the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law and the court should not excuse the failure to make demand; (2) the plaintiff is not a representative shareholder because plaintiff is a professional plaintiff and does not have a significant economic stake in the litigation, (3) the lawsuit is based on a statistical analysis of stock option grants and Leggett stock prices that the Company believes is flawed, (4) the plaintiff fails to state a legally cognizable claim, and (5) the statute of limitations has expired on all the challenged grants except the December 30, 2005 deferred compensation grant. As to this grant, the motions to dismiss also advised the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of and changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance Jan. 1, 2009	$52.0	$(.3)	$(40.3)	$11.4
Period change – gross	71.1	1.0	1.7	73.8
Period change – income tax effect	—	(.7)	(.7)	(1.4)

Balance September 30, 2009	$123.1	$—	$(39.3)	$83.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

	Nine Months Ended September 30,
	2009			2008
	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.
Comprehensive (loss) income:
Net earnings	$77.9	$(1.3)	$76.6	$126.4	$(4.0)	$122.4
Foreign currency translation adjustments	71.8	(.7)	71.1	(10.2)	(1.0)	(11.2)
Net investment hedges	—	—	—	2.3	—	2.3
Cash flow hedges	.3	—	.3	(.8)	—	(.8)
Defined benefit pension plans	1.0	—	1.0	.3	—	.3

Comprehensive (loss) income:	$151.0	$(2.0)	$149.0	$118.0	$(5.0)	$113.0

	Three Months Ended September 30,
	2009			2008
	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.	Attributable to Leggett & Platt, Inc. before Noncontrolling Interest	Attributable to Noncontrolling Interest	Total Attributable to Leggett & Platt, Inc.
Comprehensive (loss) income:
Net earnings	$55.7	$(1.4)	$54.3	$33.8	$(1.1)	$32.7
Foreign currency translation adjustments	20.5	(.1)	20.4	(30.2)	(.1)	(30.3)
Net investment hedges	—	—	—	4.5	—	4.5
Cash flow hedges	1.0	—	1.0	(1.2)	—	(1.2)
Defined benefit pension plans	.1	—	.1	.1	—	.1

Comprehensive (loss) income:	$77.3	$(1.5)	$75.8	$7.0	$(1.2)	$5.8

12. FAIR VALUE

Effective January 1, 2008, the Company adopted the FASB guidance for fair value measurements, except as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, for which this guidance was effective January 1, 2009.

The areas in which the Company utilizes fair value measures that were included in the January 1, 2008 adoption are cash equivalents, short-term investments and derivatives hedging financial risks primarily related to interest rates, foreign currency, and commodities.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. FAIR VALUE (continued)

The FASB guidance does not require any new fair value measurements, but requires expanded disclosure about fair value measurements and establishes a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

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

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

As of September 30, 2009

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$158.1	$—	$—	$158.1
Short-term investments:
Bank time deposits	—	11.4	—	11.4
Derivative assets	—	1.2	—	1.2

Total assets	$158.1	$12.6	$—	$170.7

Liabilities:
Derivative liabilities	$1.2	$.9	$—	$2.1

Total liabilities	$1.2	$.9	$—	$2.1

As of December 31, 2008

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$76.8	$—	$—	$76.8
Short-term investments:
Bank time deposits	—	2.7	—	2.7
Other	—	4.0	—	4.0
Derivative assets	—	2.1	—	2.1

Total assets	$76.8	$8.8	$—	$85.6

Liabilities:
Derivative liabilities	$1.7	$1.1	$—	$2.8

Total liabilities	$1.7	$1.1	$—	$2.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. FAIR VALUE (continued)

The primary areas in which the Company utilizes fair value measures of non-financial assets and liabilities that were included in the January 1, 2009 effective date are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.

Goodwill

The Company performs an annual review for potential goodwill impairment in June of each year and tests long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The annual goodwill impairment review performed in June 2009 indicated no goodwill impairments.

The ten reporting units for goodwill purposes are one level below the operating segments, and are the same as the business groups disclosed in Item 1. Business in Form 10-K. Fair market values of the reporting units are estimated using a discounted cash flow model and comparable market values for similar entities using price to earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting unit is an important factor, but not the only factor, in the assessment.

Significant assumptions used in the June 2009 review included (i) 10-year compound annual growth rates ranging from 2%-9%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 10.5-12.0%. Goodwill associated with reporting units whose fair values exceeded the carrying value by 10-20% was $364.2; $108.5 of goodwill was associated with reporting units that had 20-30% excess fair value; and $433.1 of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 30%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.

Fixed Assets

The Company incurred impairment charges of $1.2 and $.5 for the nine and three months ended September 30, 2009 related to fixed assets. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers.

Other Long-Term Assets

As discussed in Note 3, the Company recorded an impairment on a note accepted as part of the July 2008 divestiture of the aluminum operations. The fair value of this note was determined to be $3.5. The Company accepted $15 face amount of redeemable preferred stock in exchange for this promissory note. The Company’s estimate of the promissory note’s fair value is the same as the preferred stock’s fair value as of June 30, 2009, the date of the exchange. The fair value estimate incorporated various inputs related to the aluminum operations including: historical financial information, assumptions about future revenue, earnings, and cash flows and earnings ratios for comparable publicly-traded companies with similar characteristics.

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

As of September 30, 2009 and December 31, 2008, the Company has recorded the following assets and liabilities representing the fair value of derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of September 30, 2009

	Total USD Equivalent	Assets		Liabilities
Derivatives designated as hedging instruments	Notional Amount	Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$6.0	$—	$—	$1.0	$.2
Cash flow currency hedges:

Future USD sales of a Canadian subsidiary	10.1	.9	.1	—	—
Future USD purchases of a Canadian subsidiary	2.3	—	—	—	—

Total cash flow hedges		.9	.1	1.0	.2
Fair value hedges:
MXN payables to a Mexican subsidiary	1.0	—	—	.1	—
USD inter-company note receivable on a Canadian subsidiary	5.0	.2	—	—	—

Total fair value hedges		.2	—	.1	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	—	—	.8

		$1.1	$.1	$1.1	$1.0

As of December 31, 2008

	Total USD Equivalent	Assets		Liabilities
Derivatives designated as hedging instruments	Notional Amount	Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$9.2	$—	$—	$1.6	$.1
Cash flow currency hedges:

Future USD purchases of a UK subsidiary	.5	—	—	—	—
CAD interest payments from Canadian subsidiary	5.1	1.2	—	—	—
Future USD sales of a Canadian subsidiary	25.3	.3	—	.8	—

Total cash flow hedges		1.5	—	2.4	.1
Fair value hedges:
MXN payables to a Mexican subsidiary	1.6	—	—	.3	—
HUF inter-company note receivable from Hungarian subsidiary	1.9	.3	—	—	—

Total fair value hedges		.3	—	.3	—

Derivatives not designated as hedging instruments
Hedge of USD prepaid account on a UK subsidiary	.6	—	—	—	—
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	.3	—	—

		$1.8	$.3	$2.7	$.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Cash Flow Hedges

At September 30, 2009 and December 31, 2008, the Company had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. There were $6.0 in outstanding notional amounts related to commodity hedges at September 30, 2009, all of which had maturities less than three years. The Company routinely hedges commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at September 30, 2009 primarily hedged Canadian dollar exposures and had maturity dates within two years. In general, it is the Company’s policy to have foreign currency cash flow hedges with maturities within two years.

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

Derivatives Not Designated as Hedging Instruments

At September 30, 2009, the Company had one derivative transaction that did not qualify for hedge accounting treatment. Gains or losses on this transaction are recorded directly to income and expense in the period impacted and economically offset gains or losses on the underlying hedged item.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table sets forth the pre-tax gains (losses) from the Company’s hedging activities for the nine and three months ended September 30, 2009 and 2008. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense. See Note 11 – Accumulated Other Comprehensive Income (Loss) for the amount of derivative gains (losses) included in other comprehensive income.

	Income Statement Classification of Gain (Loss) on	Amount of Gain (Loss) Recorded in Income Nine Months Ended September 30		Amount of Gain (Loss) Recorded in Income Three Months Ended September 30
Derivatives designated as hedging instruments	Derivatives	2009	2008	2009	2008
Commodity cash flow hedges	Cost of goods sold	$(2.9)	$1.6	$(1.0)	$.4
Foreign currency cash flow hedges	Net sales	.6	(.5)	.3	.1
Foreign currency cash flow hedges	Cost of goods sold	—	(.2)	—	(.1)
Foreign currency cash flow hedges	Other expense (income), net	(.2)	—	—	.1
Foreign currency cash flow hedges	Interest expense	1.2	.7	—	.1

Total cash flow hedges		(1.3)	1.6	(.7)	.6
Fair value hedges	Other expense (income), net	.9	(.1)	.4	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	(2.9)	(.3)	(.3)	2.0
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	—	(.3)	—	(.1)

Total derivative instruments		$(3.3)	$.9	$(.6)	$2.5

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the financial statements were issued on November 5, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable beds, bed frames, ornamental beds and geo components. This segment generated approximately 47% of total sales during 2008 and about 51% during the first nine months of 2009.

Commercial Fixturing & Components: These operations manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers. This segment generated approximately 16% of our total sales both in 2008 and during the first nine months of 2009.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, wire retail fixtures, mechanical springs, and many other end products. This segment generated approximately 22% of our total sales in 2008 and about 19% during the first nine months of 2009.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers. This segment contributed about 15% of total sales during 2008 and about 14% during the first nine months of 2009.

Discontinued Operations and Divestitures

We have completed six of the seven targeted divestitures announced in November of 2007 and realized after-tax cash proceeds of $420 million for the completed divestitures, already surpassing our original estimate. The six businesses sold to date include the Aluminum Products segment and four smaller business units (Wood Products, Fibers, Plastics, and the dealer portion of Commercial Vehicle Products) sold in 2008 and the Coated Fabrics business unit sold on July 31, 2009. One additional business unit (Storage Products) is also targeted for divestiture. Although recent market conditions have delayed the timing of this disposition, we are fully committed to selling and actively marketing this business. All of these business units, including the remaining unit, are disclosed in our financial statements as discontinued operations.

We expect to recover the carrying value of net assets held for sale. Net assets classified as held for sale totaled $57 million at September 30, 2009 (this includes $34 million of property, plant and equipment associated with the closings of various operations and prior year restructurings not associated with the above mentioned divestitures.)

Strategic Direction

Total Shareholder Return (TSR) is the key success measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. There are four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. Our incentive plans emphasize the importance of, and reward, TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control. From the end of 2007 through October 21, 2009, our TSR performance places us within the top 3% of the S&P 500 companies.

We have adopted role-based portfolio management and will concentrate future investments in businesses with strong competitive advantages and financial health. Certain of our businesses (categorized as Grow) are positioned to generate value through further growth, while others (categorized as Core) are positioned to drive value by improving EBITDA (earnings before interest, taxes, depreciation and amortization) and optimizing operating cash flow while employing minimal amounts of capital. We allocate capital to each business unit based upon its role in the portfolio. We plan to invest in Grow businesses that hold strong competitive positions and consistently achieve compelling returns on those investments. We plan to maintain or improve our competitive position in Core businesses that typically hold stable positions in solid markets, and focus on improving returns but limit further investment in these operations. This discipline has contributed to lower anticipated capital expenditures and fewer acquisitions in 2009.

We have implemented a more rigorous strategic planning process to continually assess our business units and help guide future decisions regarding the role of each business unit, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit at least on an annual basis to determine its appropriate role. This review includes several different criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as EBITDA and operating cash flows relative to the amount of capital employed. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units may employ a variety of means to achieve higher returns, including trimming expenses, introducing new products, improving productivity, adopting more disciplined pricing, reducing working capital, and consolidating assets. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

We narrowed our focus and eliminated approximately 15% of our portfolio through the divestiture of the Aluminum Products segment and five additional business units (one other divestiture remains). We also narrowed the scope of the Store Fixtures unit to focus primarily on the metals part of the fixtures industry, in alignment with Leggett’s core competency of producing steel and steel-related products. These activities resulted in charges that impacted our operating results (primarily in 2008). Those charges are discussed under the section titled “Asset Impairments and Restructuring-related Charges.”

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

Lower Market-Wide Demand Demand weakness in the majority of our markets led to lower unit order activity, sales and earnings. Several factors, including a weak global economy, a depressed housing market, and low consumer confidence contributed to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for very limited long-term visibility into demand trends; however, we currently expect market demand to stabilize at these lower levels.

Customers We serve customers in a variety of industries, some of which are experiencing unprecedented decreases in demand that began in late 2008 and have continued into 2009. While we currently expect markets to stabilize, a sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent.

Management’s Response to Recent Economic Events Activities completed over the past few years (including the divestiture of businesses under our strategic plan, closure of underperforming and underutilized facilities, elimination of sales with unacceptable margins, and other cost reduction initiatives) improved our cost position in advance of the late 2008 economic contraction. We continue to tightly constrain spending in 2009. As we make spending cuts, we are not sacrificing long-term opportunities. We remain focused on new product development and recognize that this important function is critical to our future success.

While the items discussed above could adversely impact our sales, net earnings, financial condition, cash flow and liquidity, we expect to effectively endure an extended downturn in market demand given our strong balance sheet, operating cash flow and access to credit.

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

There has been significant variability in our quarterly earnings this year as a result of steel-related issues. Market prices for steel began to decrease in late 2008, but with the precipitous drop in demand late in the year and our inability to cancel or return higher-priced earlier purchases, we entered 2009 with high steel costs in inventory. Earnings in the first two quarters were significantly impacted as we consumed the majority of the higher cost steel, which was only partially offset by LIFO benefits. In the third quarter we consumed the remainder of the higher cost steel inventory (approximately $5 million) and recognized a LIFO benefit of $16 million. In the fourth quarter of 2009, we expect no further impact from higher cost steel inventory (our cost of goods sold now reflects contemporary market prices for steel) and we expect to recognize an additional $17 million LIFO benefit. We implemented selective price reductions in 2009, but at current commodity cost levels, we have enhanced our margins.

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

In recent years we experienced increased competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components was partially due to lower wire costs in China. Foreign manufacturers benefit from lenient regulatory climates related to safety and environmental matters. In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began, and as a result, we regained market share. The investigations were brought to a favorable conclusion in early 2009. We have seen improved performance in our Bedding group as imported innersprings from these countries now have to be sold at fair prices. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and will remain in effect for at least another four years.

Asset Impairments and Restructuring-related Charges

Exit activities associated with the 2007 Strategic Plan discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements were substantially complete by the end of 2008. We incurred $1 million and $41 million of restructuring-related and asset impairment costs related to this plan in the first nine months of 2009 and 2008, respectively. To date, we have incurred total costs associated with this plan of $341 million ($154 million in continuing operations and $187 million in discontinued operations) and do not anticipate additional significant charges. Other asset impairments and restructuring-related charges incurred outside of the strategic plan for the third quarters of 2009 and 2008 were not significant. For more information about restructuring, see Note 4 of the Notes to Consolidated Condensed Financial Statements.

We perform an annual review for potential goodwill impairment in June of each year and test long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The annual goodwill impairment review performed in June 2009 indicated no goodwill impairments.

The ten reporting units for goodwill purposes are one level below the operating segments, and are the same as the business groups disclosed in Item 1. Business in Form 10-K. Fair market values of the reporting units are estimated using a discounted cash flow model and comparable market values for similar entities using price to earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting unit is an important factor, but not the only factor, in the assessment.

Significant assumptions used in the June 2009 review included (i) 10-year compound annual growth rates ranging from 2%-9%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 10.5-12.0%. Goodwill associated with reporting units whose fair values exceeded the carrying value by 10-20% was $364.2; $108.5 of goodwill was associated with reporting units that had 20-30% excess fair value; and $433.1 of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 30%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Third Quarter:

Third quarter sales of $810 million (from continuing operations) were 28% lower than in the third quarter of 2008, due to continuing weak global market demand, steel-related price deflation, and our decision to exit some specific customer programs with unacceptable margins. Price deflation represented approximately one-quarter of the sales decrease.

Earnings per share from continuing operations for the quarter were $.34 per diluted share. In the third quarter of 2008, earnings per share from continuing operations were $.29. Despite much lower sales, earnings from continuing operations improved primarily due to ongoing benefits from the past year’s cost reduction initiatives, pricing discipline, a net LIFO benefit, and the absence of certain tax items.

Discontinued operations had no effect on earnings per share in the third quarter of 2009. In the third quarter of 2008, losses from discontinued operations were $.09 per share.

Nine-Months:

Sales for the first nine months of 2009 (from continuing operations) were $2,285 million, 28% lower than in the first nine months of 2008, also due to extremely weak global market demand and our decision to exit some specific customer programs with unacceptable margins.

Earnings per share from continuing operations for the first nine months of 2009 were $.48 per diluted share, compared to $.77 per diluted share from continuing operations in the first nine months of 2008. The first nine months of 2009 were negatively impacted by lower unit sales volumes, increased provision for bad debts associated with a customer bankruptcy, and a non-cash write-down of the note received in last year’s aluminum segment divestiture. These items were partially offset by cost reduction efforts and pricing discipline.

Discontinued operations had no effect on earnings per share in the first nine months of 2009. In the first nine months of 2008, losses from discontinued operations were $.05 per share.

Divestiture Note Write-down

Late in the second quarter of 2009, the Company learned that the aluminum operations divested in July 2008 needed a capital infusion due to deterioration in business conditions and determined that the collectability of the promissory note was not reasonably assured. The write-down of the note resulted in a $10.6 million non-cash reduction in EBIT ($.04 per share after tax) for the second quarter reported in “Other expense (income), net” on the Consolidated Condensed Statements of Operations, and generated a $6.4 million cash flow benefit in the last half of this year due to lower taxes. On June 30, 2009, the Company surrendered the promissory note, and in exchange, received $15 million face amount (fair value of $3.5 million) of redeemable preferred stock in the divested operations. Management believes it was in the best interest of the Company to accept the preferred stock in exchange for the promissory note due to the higher likelihood of recovery resulting from the modification to the buyer’s capital structure.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. Steel cost decreases contribute to an anticipated full year LIFO benefit of $69 million (for continuing operations). Of this annual benefit, $16.0 million was recognized in the third quarter of 2009 (versus LIFO expense of $19.7 million in the third quarter of 2008). A LIFO benefit of $52.0 million was recognized in the nine months ended September 30, 2009 (versus LIFO expense of $34.8 million in the nine months ending September 30, 2008). Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO benefit for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO benefit will be reflected in the fourth quarter. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Income Taxes

Third quarter 2009 interest expense from continuing operations decreased $2.6 million compared to the third quarter of 2008, due primarily to a lower level of term notes, less commercial paper issued and lower rates in 2009 compared to 2008. Interest expense for the full year 2009 is expected to be lower than in 2008.

The reported third quarter consolidated worldwide effective income tax rate on continuing operations was 35.4%, compared to 42.8% for the same quarter last year. The majority of the decrease was attributable to the establishment of certain valuation allowances and the write-off of other deferred tax assets in 2008 that did not recur in 2009.

Discussion of Segment Results

Third Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results (in millions) from continuing operations for the quarters ended September 30, 2009 and September 30, 2008 are shown in the following tables. To comply with FASB guidance for presentation of noncontrolling interest discussed in “New Accounting Guidance” on page 32, EBIT (earnings before interest and income taxes) amounts for 2008 have been retrospectively adjusted to include noncontrolling interest. (Commercial Fixturing & Components — EBIT from $9.2 million to $9.3 million; Specialized Products – EBIT from $10.8 million to $11.8 million).

			Change in Sales
	Three Months ended September 30, 2009 Sales	Three Months ended September 30, 2008 Sales	$	%	% Change in Same Location Sales(1)
Residential Furnishings	$443.3	$580.0	$(136.7)	(23.6)%	(22.5)%
Commercial Fixturing & Components	143.3	199.5	(56.2)	(28.2)	(28.3)
Industrial Materials	172.2	293.3	(121.1)	(41.3)	(41.3)
Specialized Products	124.7	172.0	(47.3)	(27.5)	(27.5)

Total	883.5	1,244.8	(361.3)	(29.0)
Intersegment sales	(73.6)	(112.6)	39.0

External sales	$809.9	$1,132.2	$(322.3)	(28.5)%	(28.0)%

	Three Months	Three Months	Change in EBIT		EBIT Margins(2)
	ended September 30, 2009 EBIT	ended September 30, 2008 EBIT	$	%	Three Months ended September 30, 2009	Three Months ended September 30, 2008
Residential Furnishings	$39.1	$61.8	$(22.7)	(36.7)%	8.8%	10.7%
Commercial Fixturing & Components	11.0	9.3	1.7	18.3	7.7	4.7
Industrial Materials	21.8	34.0	(12.2)	(35.9)	12.7	11.6
Specialized Products	8.9	11.8	(2.9)	(24.6)	7.1	6.9
Intersegment eliminations	(1.8)	(1.0)	(.8)
Change in LIFO reserve	16.0	(19.7)	35.7

Total	$95.0	$96.2	$(1.2)	(1.2)%	11.7%	8.5%

(1)	The percentage change in sales not attributable to acquisitions or divestitures; sales change that comes from the same plants and facilities that the Company owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Total sales from continuing operations decreased $137 million, or 24%, as a result of weak market demand and steel-related price deflation.

EBIT from continuing operations decreased $23 million, with the earnings impact from significantly lower unit volumes partially offset by cost reductions, pricing discipline and prior elimination of poorly performing operations.

Commercial Fixturing & Components

Total sales from continuing operations decreased $56 million, or 28%, primarily due to the Company’s decision in the Store Fixtures business to walk away from sales with unacceptable profit margins, and market softness in Office Furniture Components.

EBIT from continuing operations increased $2 million, with the earnings impact of lower sales more than offset by cost reductions, prior elimination of poorly performing operations and manufacturing improvements.

Industrial Materials

Total sales decreased $121 million, or 41%, as a result of weak demand across major markets, including bedding and automotive, and steel-related price deflation.

EBIT decreased $12 million primarily due to lower unit volume, offset by cost reductions.

Specialized Products

Total sales from continuing operations decreased $47 million, or 28%. Weak global demand in all parts of the segment – automotive, machinery, and commercial vehicle products – led to the decline.

EBIT from continuing operations decreased $3 million due to lower sales, partially offset by cost reductions (including lower steel costs).

Discontinued Operations

Earnings (losses) from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in the third quarter of 2009 were $.5 million, compared to losses from discontinued operations of $15.7 million in the third quarter of 2008. The 2008 amount included $21.6 million ($25.6 million pre-tax) related to goodwill and asset impairments, partially offset by a $7.4 million gain after taxes from the completion of four targeted divestitures (Aluminum Products, Wood Products, Plastics and the dealer portion of Commercial Vehicle Products).

Nine-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results (in millions) from continuing operations for the nine months ended September 30, 2009 and September 30, 2008 are shown in the following tables. To comply with FASB guidance for presentation of noncontrolling interest discussed in “New Accounting Guidance” on page 32, EBIT amounts for 2008 have been retrospectively adjusted to include noncontrolling interest. (Commercial Fixturing & Components — EBIT from $25.5 million to $26.0 million; Specialized Products – EBIT from $39.1 million to $42.6 million).

			Change in Sales
	Nine Months ended September 30, 2009 Sales	Nine Months ended September 30, 2008 Sales	$	%	% Change in Same Location Sales (1)
Residential Furnishings	$1,277.6	$1,660.3	$(382.7)	(23.1)%	(21.7)%
Commercial Fixturing & Components	390.2	575.5	(185.3)	(32.2)	(31.8)
Industrial Materials	489.6	753.1	(263.5)	(35.0)	(35.0)
Specialized Products	349.0	520.4	(171.4)	(32.9)	(32.9)

Total	2,506.4	3,509.3	(1,002.9)	(28.6)
Intersegment sales	(221.0)	(315.7)	94.7

External sales	$2,285.4	$3,193.6	$(908.2)	(28.4)%	(27.7)%

	Nine Months ended September 30, 2009 EBIT	Nine Months ended September 30, 2008 EBIT	Change in EBIT		EBIT Margins (2)
			$	%	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Residential Furnishings	$56.1	$147.7	$(91.6)	(62.0)%	4.4%	8.9%
Commercial Fixturing & Components	9.4	26.0	(16.6)	(63.8)	2.4	4.5
Industrial Materials	48.6	75.7	(27.1)	(35.8)	9.9	10.1
Specialized Products	2.1	42.6	(40.5)	(95.1)	.6	8.2
Intersegment eliminations & other (3)	(14.5)	(8.3)	(6.2)
Change in LIFO reserve	52.0	(34.8)	86.8

Total	$153.7	$248.9	$(95.2)	(38.2)%	6.7%	7.8%

(1)	The percentage change in sales not attributable to acquisitions or divestitures; sales change that comes from the same plants and facilities that the Company owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
(3)	This amount includes the divestiture note write-down discussed on page 26.

Residential Furnishings

Total sales from continuing operations decreased $383 million, or 23%. Extremely weak demand more than offset inflation-related price increases and market share gains in specific product categories.

EBIT from continuing operations decreased $92 million. The earnings impact from lower unit volumes across all business units and increased provision for bad debts associated with a customer bankruptcy were partially offset by cost reductions, pricing discipline, and prior elimination of poorly performing operations.

Commercial Fixturing & Components

Total sales from continuing operations decreased $185 million, or 32%, due to the Company’s decision in the Store Fixtures business to walk away from sales with unacceptable profit margins, market softness in Office Furniture Components, and reduced spending by retailers.

EBIT from continuing operations decreased $17 million, largely due to lower unit volumes, partially offset by cost reductions, the prior elimination of poorly performing operations and manufacturing improvements.

Industrial Materials

Total sales decreased $264 million, or 35%, as a result of weak demand across major markets, including bedding and automotive, and steel-related price deflation.

EBIT decreased $27 million primarily due to lower unit volume, partially offset by cost reductions.

Specialized Products

Total sales from continuing operations decreased $171 million, or 33%. Weak global demand in all parts of the segment – automotive, machinery, and commercial vehicle products – led to the decline.

EBIT from continuing operations decreased $41 million due to lower unit volume, partially offset by cost reductions.

Discontinued Operations

Earnings (losses) from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in the nine months ended September 30, 2009 were $.7 million, compared to losses from discontinued operations of $8.7 million in the nine months ended September 30, 2008. The 2008 amount included $28.9 million ($31.2 million pre-tax) related to goodwill and asset impairments, partially offset by a $5.9 million gain after taxes from the completion of four targeted divestitures (Aluminum Products, Wood Products, Plastics and the dealer portion of Commercial Vehicle Products), and the sale of an automotive seating components operation.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. Net debt to net capital decreased from 28.4% as of December 31, 2008 to 23.7% as of September 30, 2009. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at September 30, 2009 and December 31, 2008 is presented on page 31.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we are more restrictive in funding capital projects. Capital spending in 2009 is expected to be less than $100 million, a decrease from $118 million in 2008. Growth capital, which has historically been available to all our businesses, is now predominantly earmarked for our Grow business units. Operations designated as Core business units receive capital primarily for productivity enhancements, but expansion capital is limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

Pay Dividends

With planned improvements in returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. We declared a third quarter dividend of $0.26 per share (paid on October 15). Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We expect to spend approximately $155 million on dividends in 2009. Cash from operations has been in recent years, and is expected to continue to be, sufficient to fund both capital expenditures and dividends. In 2009, we expect to generate more than $500 million of operating cash flow.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2009, we repurchased 4.4 million shares of our stock, and issued .3 million shares through employee benefit plans. As a result, shares outstanding decreased by 4.1 million shares to 152.3 million.

Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2009. We could purchase up to an additional 4.1 million shares by year end under the 2009 authorization.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash provided by operating activities for the nine months ended September 30, 2009 increased to $430 million ($227 million over the prior year) despite a drop in net earnings, primarily as a result of improving working capital trends. We continue to aggressively manage our operations in an effort to further improve our working capital position discussed below:

•

Accounts receivable – While the dollar amount of accounts receivable has decreased primarily due to weak sales, our days of sales outstanding has increased slightly as customers have slowed payments during the continued economic downturn. We continue to focus on collection efforts to ensure customer accounts are paid on time.

•

Inventory – Specific actions to reduce raw material purchases and production levels where appropriate have resulted in lower inventory and a reduced number of days of inventory on hand over prior year. Price deflation has also contributed to the dollar amount of inventory decrease.

•	Accounts payable – We continue efforts to optimize payment terms with our vendors and as a result have seen an increase in both dollars of accounts payable and number of days of payables outstanding.

Key working capital ratios as discussed above, compared to the first nine months of last year are presented in the table below:

	# Days Outstanding
	September 30, 2009 (9 Months)	September 30, 2008 (9 months)	Increase (Decrease)
Accounts Receivable, net (1)	66	62	4
Inventory, net (2)	59	68	(9)
Accounts Payable (3)	31	28	3

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (year-to-date net sales ÷ number of days in the nine-month period).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (year-to-date cost of goods sold ÷ number of days in the nine-month period).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (year-to-date cost of goods sold ÷ number of days in the nine-month period).

Capitalization

The following table presents Leggett’s key debt and capitalization statistics at September 30, 2009 and December 31, 2008.

(Dollar amounts in millions)	September 30, 2009		December 31, 2008
Long-term debt outstanding:
Scheduled maturities	$772		$774
Average interest rates*	4.6%		4.7%
Average maturities in years*	5.9		6.4
Revolving credit/commercial paper	—		77

Total long-term debt	772		851
Deferred income taxes and other liabilities	155		116
Shareholders’ equity and noncontrolling interest	1,629		1,671

Total capitalization	2,556		$2,638
Unused committed credit:
Long-term	$600		$523
Short-term	—		—

Total unused committed credit	$600		$523

Current maturities of long-term debt	$2		$22

Cash and cash equivalents	$221		$165

Ratio of earnings to fixed charges**	3.7	x	3.7	x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at September 30, 2009 and December 31, 2008, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	September 30, 2009	December 31, 2008
Debt to total capitalization:
Long-term debt	$772	$851
Current debt maturities	2	22
Cash and cash equivalents	(221)	(165)

Net debt	$553	$708

Total Capitalization	$2,556	$2,638
Current debt maturities	2	22
Cash and cash equivalents	(221)	(165)

Net capitalization	$2,337	$2,495

Long-term debt to total capitalization	30.2%	32.2%

Net debt to net capitalization	23.7%	28.4%

Total debt (which includes long-term debt and current debt maturities) decreased $99 million from year-end 2008 levels. During the nine-month period, we decreased our commercial paper borrowings by $77 million and paid off $15 million of term notes and $7 million of other debt that came due. At September 30, 2009, there was no commercial paper outstanding.

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

During the disruption of global credit markets experienced late in 2008 our commercial paper program continued to operate efficiently. Credit markets have stabilized during the first nine months of 2009, however in the event that a disruption in the credit markets was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on our revolving credit agreement. In such event, the cost of borrowing under the credit agreement could be higher than the cost of commercial paper borrowing. The revolving credit agreement provides for the ability to issue letters of credit up to an aggregate of $250 million. Although we have not utilized any of these commitments for letters of credit, any future utilization would reduce our commercial paper/loan capacity by a corresponding amount.

Changes in the credit market and other events of the last year have not had a material impact on our weighted average effective borrowing rate for commercial paper.

NEW ACCOUNTING GUIDANCE

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”). While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Condensed Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In December 2007, the FASB issued guidance for presentation of noncontrolling interest in consolidated financial statements, which was effective for the Company beginning January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements, but as required by the guidance, noncontrolling interest is now presented as a component of equity. Also, net income attributable to the parent and to the noncontrolling interest is presented separately. Prior year information has been retrospectively adjusted as follows:

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

There was no significant activity impacting noncontrolling interest balances in the nine and three months ended September 30, 2009 or 2008 other than comprehensive income disclosed in Note 11.

In December 2008, the FASB issued guidance for additional disclosure surrounding plan assets of defined benefit pension plans in the Company’s December 31, 2009 financial statements. Additional disclosures related to benefit plan assets include information about investment policies and strategies, the fair value of each major category of plan assets, and information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets. Its adoption is not expected to have a material impact on the Company’s financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of the Company’s debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $730 million carrying value by $16 million at September 30, 2009, and less than its $745 million carrying value by $107 million at December 31, 2008. The increase in the fair market value of the Company’s debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at September 30, 2009 and December 31, 2008 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not currently hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $794 million at September 30, 2009, compared to $749 million at December 31, 2008.

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

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries, or trends in capital spending;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to collect receivables from our customers;

•	our ability to achieve expected levels of cash flow from operations;

•	a decline in the long-term outlook for any of our reporting units that could result in goodwill impairment; and

•	litigation including product liability and warranty, intellectual property and workers’ compensation expense.

WEBSITE INFORMATION

We routinely post important information for investors on our website (www.leggett.com) under the Investor Relations section. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of September 30, 2009 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2009, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 5, 2009, a shareholder derivative complaint was filed by the New England Carpenters Pension Fund, which represented that it owns 3,000 shares of Leggett stock, in the Circuit Court of Jasper County, Missouri. On August 12, the Court dismissed the suit without prejudice to the plaintiff’s right to refile, based on the plaintiff’s failure to make demand on the Company’s Board and shareholders. The normal period of time for appeal has expired. The action was purportedly brought on behalf of the Company, naming it as a nominal defendant and naming as defendants certain current and former officers and directors of the Company including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber.

The plaintiff alleged, among other things, that the individual defendants participated in the backdating of stock options, breached fiduciary duties, caused or allowed the Company to issue false and misleading financial statements and proxy statements, and sold Company stock while in possession of material non-public information. The plaintiff sought, among other things, unspecified monetary damages against the individual defendants, certain equitable and other relief relating to the profits from the alleged improper conduct, the adoption of certain Company corporate governance proposals, the imposition of a constructive trust over the defendants’ stock options and proceeds, punitive damages, the rescission of certain unexercised options, and the reimbursement of litigation costs. The plaintiff did not seek any monetary relief from the Company. Policies of directors and officers liability insurance are in force, subject to customary limits and exclusions.

The Company and the other defendants filed motions to dismiss the suit in early April, asserting defenses including: (1) the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law and the court should not excuse the failure to make demand; (2) the plaintiff is not a representative shareholder because plaintiff is a professional plaintiff and does not have a significant economic stake in the litigation, (3) the lawsuit is based on a statistical analysis of stock option grants and Leggett stock prices that the Company believes is flawed, (4) the plaintiff fails to state a legally cognizable claim, and (5) the statute of limitations has expired on all the challenged grants except the December 30, 2005 deferred compensation grant. As to this grant, the motions to dismiss also advised the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.

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

Deteriorating financial condition of our customers could negatively affect our financial position, results of operations, cash flows or liquidity.

We serve customers in a variety of industries, some of which are experiencing unprecedented decreases in demand that began in late 2008 and have continued into 2009, due to the weak global economy. While we currently expect markets to stabilize, a sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could adversely impact our sales, net earnings, financial condition, cash flow and liquidity.

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

Also, raw material cost decreases generally allow us to pass through reduced selling prices to our customers. Reduced selling prices tied to higher cost inventory reduces our segment margins and earnings. All of our segments use the first-in, first-out (“FIFO”) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (“LIFO”) method. Steel cost decreases in late 2008 were significant; and contributed to an anticipated full year LIFO benefit of $69 million (for continuing operations). Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO benefit for the full year could be significantly different from that currently estimated.

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

Our debt instrument ratings may be further downgraded which may increase our cost of borrowing.

On August 13, 2009 Moody’s Investors Service downgraded our long-term debt rating from “A3” to “Baa1”, affirmed our commercial paper rating at “P-2”, and assigned a “Stable” rating outlook. Moody’s stated that the downgrade reflects continued weakness in discretionary consumer spending, notably in residential and automotive, and Moody’s expectation of the impact on our cash flow for the foreseeable future. Currently, Standard & Poor’s Ratings Services rates our long-term corporate credit and senior unsecured debt “A-” and our short-term and commercial paper “A-2”, with a negative rating outlook. If the rating agencies were to further downgrade our debt instruments, this may have a negative effect on our cost of borrowing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
July 2009	338,117	$16.88	338,117	8,136,074
August 2009	2,077,091	$18.11	2,077,091	6,058,983
September 2009	1,927,010	$18.89	1,927,010	4,131,973

Total	4,342,218	$18.36	4,342,218

(1)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 5.	OTHER INFORMATION

Approval of Form of 2010 Performance Stock Unit Award Agreement

On November 4, 2009 the Compensation Committee of the Board approved the terms of the 2010 Performance Stock Unit Award Agreement (“2010 Award”). The 2010 Award is authorized by the Company’s Flexible Stock Plan, amended and restated, effective as of May 8, 2008 filed March 27, 2008 as Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders.

As of the date of this filing, no performance stock unit had been granted under the terms of the 2010 Award. It is anticipated that awards will be granted in January 2010, to certain officers and operating executives including David S. Haffner, President & CEO; Karl G. Glassman, EVP & COO; Matthew C. Flanigan, SVP & CFO; Joseph D. Downes, Jr., SVP & President – Industrial Materials Segment; and Paul R. Hauser, SVP & President – Residential Furnishing Segment.

With limited exceptions, the 2010 Awards will vest at the end of a 3-year performance period, beginning January 1, 2010 and ending December 31, 2012, based upon on the Company’s Total Shareholder Return (“TSR”) compared to a peer group consisting of all the companies in the Industrial, Consumer Discretionary and Materials sectors of the S&P 500 and S&P 400. TSR is calculated as (Stock Price at End of Period – Stock Price at Beginning of Period + Reinvested Dividends) / Stock Price at Beginning of Period. At the beginning of the performance period, the executive is granted a base award of a certain number of performance stock units. Depending on how the Company’s TSR ranks within the peer group at the end of the performance period, the 2010 Award will pay out at a percentage of the base award. The percentage ranges from 0% for performance below the 25th percentile to 175% for performance at or above the 75th percentile, as illustrated below.

PAYOUT SCHEDULE

Percentile Rank of L&P TSR	Payout% of Your Base Award
25%	25%
30%	35%
35%	45%
40%	55%
45%	65%
50%	75%
55%	95%
60%	115%
65%	135%
70%	155%
75%	175%

Payouts will be interpolated for percentile ranks falling between the levels shown.

Thirty-five percent (35%) of the vested 2010 Award will be paid out in cash and the Company intends to pay out the remaining sixty-five percent (65%) in shares of the Company’s common stock, although the Company reserves the right to pay up to one hundred percent (100%) in cash. The Awards will be paid following the end of the performance period. Cash will be paid equal to the number of vested performance stock units multiplied by the closing market price of L&P shares on the last business day of the performance period, subject to reduction for tax withholding. Shares will be issued in a number equal to the vested performance stock units, subject to reduction for tax withholding. Performance stock units may not be transferred, assigned or pledged, and have no voting or dividend rights.

If the executive has a separation from service other than for retirement, death or disability, before the 2010 Award is vested, it is forfeited. In the event of retirement, death or disability, the 2010 Award will vest on a pro-rata basis for each full calendar year of service performed. Under certain circumstances, if a change of control of the Company occurs and the executive’s employment is terminated, the 2010 Award vests and the executive will receive a 175% payout.

The foregoing is only a summary of certain terms and conditions of the 2010 Award and is qualified in its entirety by reference to the Form of 2010 Performance Stock Unit Award Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference. Because this quarterly report on Form 10-Q is being filed within four business days from November 4, 2009, the adoption of the Form of 2010 Performance Stock Unit Award Agreement is being disclosed hereunder rather than under Item 5.02(e) of Form 8-K.

ITEM 6.	EXHIBITS

Exhibit 10.1	Form of 2010 Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

Exhibit 31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

Exhibit 32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

Exhibit 32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 5, 2009	By:	/S/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: November 5, 2009	By:	/S/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Form of 2010 Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

31.2	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

32.1	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

32.2	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.