Form 10-K
period 2009-12-31
LEGGETT & PLATT INC
filed 2010-02-25
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2009 was approximately $2,298,000,000.

There were 148,455,466 shares of the Registrant’s common stock outstanding as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

Forward-Looking Statements

This Annual Report on Form 10-K and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

Readers should review Item 1A Risk Factors in this Form 10-K for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;
•

adverse changes in inflation, currency, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;
•	our ability to pass along raw material cost increases through increased selling prices;
•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations);
•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;
•	our ability to collect receivables from our customers;
•	our ability to achieve expected levels of cash flow from operations;
•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment; and
•	litigation including product liability and warranty, taxation, environmental, intellectual property and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives designs and produces a wide range of engineered components and products found in many homes, offices, retail stores and automobiles. As discussed below, our operations are organized into 19 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Fixturing & Components; Industrial Materials; and Specialized Products. We have also classified certain businesses as discontinued operations.

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

PART I

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Wire forms for mattress foundations

Furniture Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas
•	Springs and seat suspensions for chairs, sofas and loveseats
•	Steel tubular seat frames
•	Bed frames, ornamental beds, and “top-of-bed” accessories
•	Adjustable electric beds

Fabric & Carpet Underlay Group

•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing)

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

PART I

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

Industrial Materials Segment

We believe that the quality of the Industrial Materials segment’s products and service, together with low cost, have made us North America’s leading supplier of drawn steel wire and a major producer of welded steel tubing. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have six wire mills that supply virtually all the wire consumed by our other domestic businesses. Our Tubing group operates two major plants that also supply nearly all of our internal needs for welded steel tubing. In addition to supporting our internal requirements, the Industrial Materials segment supplies many external customers with wire and tubing products.

PART I

Products

Products manufactured or distributed by our Industrial Materials groups include:

Wire Group

•	Steel rod
•	Drawn wire
•	Steel billets
•

Fabricated wire products, such as shaped wire for automotive and medical supply applications; tying heads, boxed wire, and parts for automatic baling equipment; coated wire products, including dishwasher racks; and wire retail fixtures and point-of-purchase displays

Tubing Group

•	Welded steel tubing
•	Fabricated tube components

Customers

We use about half of our wire output and about one-quarter of our welded steel tubing output to manufacture our own products. For example, we use our wire and steel tubing to make:

•	Bedding and furniture components
•	Motion furniture mechanisms
•	Commercial fixtures, point-of-purchase displays and shelving
•	Automotive seat components and frames

The Industrial Materials segment also has a diverse group of external customers, including:

•	Bedding and furniture makers
•	Automotive seating manufacturers
•	Lawn and garden equipment manufacturers
•	Mechanical spring makers
•	Waste recyclers and waste removal businesses
•	Medical supply businesses

Specialized Products Segment

PART I

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

Strategic Direction

In November 2007 we outlined significant changes to the Company’s strategy. We adopted a new primary financial metric, Total Shareholder Return, (TSR = (Change in Stock Price + Dividends Received) / Beginning Stock Price), changed the priorities for use of cash, adopted role-based portfolio management and implemented more rigorous strategic planning. Our goals over several years, in sequential order, have been and continue to be to: i) divest low performing businesses, ii) return more cash to investors, iii) improve margins and returns on remaining assets, and iv) then begin to carefully and conservatively grow the Company (at 4-5% of annual revenue).

PART I

We spent 2008 concentrating primarily on the divestitures, which are largely completed. In 2009 we focused on, and improved, margins; that focus will continue in 2010. Disciplined growth will be a priority in future years. Consistent with our new objectives, we’ve significantly increased dividends and repurchased our stock.

Strategic Objective

TSR is now the primary financial metric we are using to gauge success of our strategy. Our goal is to achieve TSR in the top 1/3 of the S&P 500, which we believe, in the long term, will require average TSR of 12-15% per year. For the two-year period ended December 31, 2009, our TSR performance places us within the top 4% of the S&P 500.

Consistent with this change, we modified some of our incentive plans to emphasize the importance of TSR. Beginning in January 2008, we introduced a new performance incentive for senior executives based solely on 3-year TSR relative to peers.

We now employ four key levers to improve TSR: i) profitable revenue growth, ii) margin improvement, iii) dividends, and iv) stock repurchases. Historically, we focused primarily on the revenue growth lever. We expect that a more balanced approach will generate consistently higher TSR.

More Cash to Shareholders

In 2007 we announced our intent to: i) generate more cash by improving returns, divesting some assets, and more diligently managing working capital, ii) reduce the amount of cash used for acquisitions and capital spending, and iii) return more cash to shareholders in the form of dividends and stock repurchases.

We generated $1 billion of cash flow from operations in 2008 and 2009 (combined), and we raised over $420 million (after tax) from divestiture proceeds. Furthermore, as anticipated, since 2007 we’ve reduced combined annual spending for acquisitions and capital expenditures by over 50% (to about $86 million in 2009).

As a result, we were able to raise quarterly dividends, from $.18 (3Q 2007) to $.26 currently. We’ve also spent nearly $500 million to repurchase about 27 million shares during 2008 and 2009, which reduced outstanding shares by approximately 12%.

Narrower Focus

After significant study, in late 2007 we decided to narrow our focus and eliminate approximately 20% of our revenue base. During 2008 we divested 5 of the 7 targeted business units, including the entire Aluminum Products segment. A sixth unit was sold during 2009, and we expect to divest the seventh in 2010.

In late 2008 we concluded that the Store Fixtures business unit, as then structured, was not capable of meeting our return requirements. Accordingly, we narrowed the scope of the Store Fixtures unit to concentrate primarily on the metals part of its industry, in alignment with our core competencies. We also eliminated production facilities, effected

PART I

changes to senior management, reduced overhead, and purged accounts with unacceptable margins. This smaller, more focused business unit is now a “Core” business (as described below).

For information on asset impairments and restructuring costs associated with our strategic direction see the discussion of “Asset Impairments and Restructuring-related Charges” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 37, and Note C on page 85 and Note D on page 89 in the Notes to Consolidated Financial Statements.

Portfolio Management

We now manage our business units as a portfolio, with different roles (Grow, Core, Fix, Divest) for each business unit based upon competitive advantages, strategic position, and financial health. During 2008 we implemented a rigorous strategic planning process, in part to continually assess each business unit’s portfolio role. Historically, we managed all businesses fairly uniformly, with each awarded capital and expected to grow significantly; that is no longer the case. Business units in the Grow category should provide avenues for profitable growth in competitively advantaged positions. Core business units are expected to enhance productivity, maintain market share, and generate cash flow from operations while using minimal capital. Business units in the Fix category will be given a limited time in which to significantly improve performance (with some latitude given them due to the weak economy). Finally, a few small business units (and portions of business units) are considered non-strategic, and will likely be divested as the M&A market recovers and allows for reasonable sales prices.

Improving Returns and Margins on our Asset Base

To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of the Company’s cost of capital. Each business unit has opportunity to improve, and may employ a variety of means to achieve higher returns including trimming expenses, introducing new products, improving productivity, adopting more disciplined pricing, reducing working capital, and consolidating assets. Business units that fail to consistently maintain minimum return goals will move to the Fix or Divest categories.

During 2009 significant effort went into improving margins, despite economy-driven reductions in sales. EBIT margin for 2008 was 5.7% on $4.1 billion of sales while EBIT margin for 2009 was 7.5% on sales of $3.1 billion. Gross margin for 2008 and 2009 was 17.0% and 20.6%, respectively.

Disciplined Growth

For the near-term we expect to focus on better managing the current asset base and improving returns. That pursuit will require much of senior management’s attention, and during this period revenue growth is likely to be minimal. Over the longer term, the Company expects to focus its growth efforts on a narrower set of higher quality opportunities, with a target of 4-5% annual revenue growth. Growth capital will be predominantly earmarked for the Grow business units, which are expected to expand at

PART I

rates in excess of U.S. Gross Domestic Product (GDP) growth. Core business units, for the most part, are operating in markets that grow more slowly than GDP, and are expected to at least maintain market share. Longer term growth is expected to incorporate product innovation and opportunities to enter new, higher growth businesses that meet strict criteria.

Acquisitions and Divestitures

Historically, our typical acquisition targets have been small, private, profitable, entrepreneurial companies that manufacture goods either within our existing product lines or “one step away” from those product lines and complementary to our existing businesses. As part of our change in strategic direction, we expect fewer and more strategic acquisitions to be completed. All acquisitions should create value by enhancing TSR; they should have clear strategic rationale and sustainable competitive advantage in attractive markets.

2009 and 2008 Acquisitions

We had no significant acquisitions in 2009 or 2008.

2007 Acquisitions

We acquired three businesses during 2007 with annualized sales of approximately $100 million broken down by segment as follows:

Commercial Fixturing & Components	$20 million
Industrial Materials	$50 million
Specialized Products	$30 million

In Commercial Fixturing & Components we added one business located in China that produces office chair controls. We also added one business to the Industrial Materials segment, which produces coated wire products, including racks for dishwashers. Finally, in the Specialized Products segment, we added a business which is a designer and assembler of docking stations that secure computer and other electronic equipment inside vehicles.

For further information about acquisitions, see Note R on page 114 of the Notes to Consolidated Financial Statements.

2009 Divestitures

We divested the Coated Fabrics business unit (previously in the Residential Furnishings segment) in the third quarter of 2009. No significant gains or losses were realized on the sale of this unit. Coated Fabrics is reflected as a discontinued operation with 2009 revenue of approximately $12 million. An additional business unit, Storage Products, is targeted for divestiture. Although market conditions have delayed the timing of this disposition, we are fully committed to selling this business.

PART I

2008 Divestitures

We divested five significant businesses in 2008 with annualized sales of approximately $780 million. The largest divestiture (approximately $485 million in annualized revenue) was the Aluminum Products segment which was sold in July 2008. We also sold four other business units in 2008 – Wood Products and Fibers (previously in the Residential Furnishings segment); Plastics (previously in the Commercial Fixturing & Components segment); and the dealer portion of Commercial Vehicle Products (previously in the Specialized Products segment). We received after-tax cash proceeds of approximately $408 million for the five divested businesses, not including subordinated notes and preferred stock. All of these businesses have been classified as discontinued operations.

2007 Divestitures

In the first quarter of 2007, we divested our Prime Foam Products business unit (previously in the Residential Furnishings segment) and received after-tax cash proceeds of approximately $70 million. Our former Prime Foam Products business unit had annual revenue of approximately $190 million and has been classified as a discontinued operation.

For further information about divestitures and discontinued operations, see Note B on page 83 of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information about sales to external customers, sales by product line, earnings before interest and taxes, and total assets of each of our segments, refer to Note F on page 93 of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our external sales from continuing operations related to products manufactured outside the United States for the previous three years are shown below.

PART I

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

Our international expansion strategy is to locate our operations where we believe demand for components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them more efficiently.

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

PART I

Our Specialized Products segment, which derives 74% of its trade sales from foreign operations is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on our foreign operations and other adverse effects on our business.

Geographic Areas of Operation

We have production, warehousing and distribution facilities in countries around the world. Below is a list of countries where we have facilities associated with continuing operations:

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
North America
Canada	■	■		■
Mexico	■		■	■
United States	■	■	■	■
Europe
Austria				■
Belgium				■
Croatia	■			■
Denmark	■
Germany				■
Hungary				■
Italy		■		■
Switzerland				■
United Kingdom	■	■		■
South America
Uruguay	■
Brazil	■
Asia / Pacific
Australia	■
China	■	■		■
India				■
South Korea				■
Africa
South Africa	■

For further information concerning our external sales from continuing operations related to products manufactured outside the United States and our tangible long-lived assets outside the United States, refer to Note F on page 93 of the Notes to Consolidated Financial Statements.

PART I

Sales by Product Line

The following table shows our approximate percentage of external sales from continuing operations by classes of similar products for the last three years:

Product Line	2007	2008	2009
Bedding Group	17%	19%	21%
Furniture Group	17	16	18
Fabric & Carpet Underlay Group	19	16	16
Wire Group	10	14	12
Fixture & Display Group	14	12	11
Automotive Group	9	8	8
Office Furniture Components Group	5	5	5
Commercial Vehicle Products Group	4	4	4
Machinery Group	3	3	3
Tubing Group	2	3	2

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

We supply the majority of our steel rod requirements through our own rod mill. Our own wire drawing mills supply nearly all of our U.S. requirements for steel wire. We also produce welded steel tubing both for our own consumption and for sale to external customers. In addition, we believe that worldwide supply sources are available for all the raw materials we use.

We have experienced volatility in raw material prices over the past few years, most notably in steel. Steel costs increased significantly in 2008 and we implemented price

PART I

increases to recover these higher costs. Market prices for steel began to decrease in late 2008, but with the precipitous drop in demand late in the year and our inability to cancel or return higher priced earlier purchases, we entered 2009 with high steel costs in inventory. As steel costs decreased in 2009, we implemented selective price reductions; however at current commodity cost levels, we have enhanced our margins.

The future pricing of raw materials is uncertain. The degree to which we are able to mitigate or recover higher costs, should they occur, could influence our future earnings. Also, if raw material costs decrease there may be downward pressure on selling prices, temporarily resulting in lower segment margins as we consume higher cost inventories.

Higher raw material costs in recent years have led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components have been replaced with lower cost components, causing us to shift production accordingly. This has primarily impacted profit margins in our Residential Furnishings and Industrial Materials segments. We are responding by developing new products (including new types of innersprings and box springs) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2009, no customer accounted for more than 6% of our consolidated revenues from continuing operations. Our top 10 customers accounted for approximately 21% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company, as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Furnishings, Commercial Fixturing & Components and Specialized Products segments.

PART I

Patents and Trademarks

The chart below shows the approximate numbers of patents issued, patents in process, trademarks registered and trademarks in process held by our continuing operations at the end of 2009. No single patent or group of patents, or trademark or group of trademarks, is material to our continuing operations. Most of our patents and trademarks relate to products sold in the Specialized Products and Residential Furnishings segments.

Some of our most significant trademarks include:

•	Semi-Flex® (boxspring components and foundations)
•	Mira-Coil®, VertiCoil®, Lura-Flex® and Superlastic® (mattress innersprings)
•	Lifestyles™, S-cape® and Adjustables® by Leggett & Platt® (adjustable electric beds)
•	Wall Hugger® (recliner chair mechanisms)
•	Super Sagless® (motion and sofa sleeper mechanisms)
•	No-Sag® (wire forms used in seating)
•	Tack & Jump® and Pattern Link® (quilting machines)
•	Hanes® (fiber materials)
•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)
•	Spuhl® (mattress innerspring manufacturing machines)
•	Gribetz™ and Porter® (quilting and sewing machines)
•	Quietflex® and Masterack® (equipment and accessories for vans and trucks)

Research and Development

We maintain research, engineering and testing centers in Carthage, Missouri and do additional research and development work at many of our other facilities. We are unable to calculate precisely the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we estimate the cost of research and development associated with continuing operations ranged from $20 to $30 million per year in each of the last three years.

PART I

Employees

As of December 31, 2009, we had approximately 18,500 employees associated with our continuing operations, of which roughly 13,200 were engaged in production. Of the 18,500, approximately 8,200 are international employees. Labor unions represent roughly 12% of our employees associated with continuing operations. We did not experience any material work stoppage related to contract negotiations with labor unions during 2009. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2010.

The chart below shows the approximate number of employees associated with continuing operations by segment.

As of December 31, 2008, we had approximately 20,600 employees associated with continuing operations.

Employees in Discontinued Operations

At December 31, 2009, we had approximately 300 employees associated with discontinued operations, all of which are in the Commercial Fixturing & Components segment. As of December 31, 2008 and 2007, the Company had approximately 490 and 6,550 employees, respectively, associated with its discontinued operations.

For more information on our discontinued operations, see Note B on page 83 of the Notes to Consolidated Financial Statements.

Competition

Many companies offer products that compete with those we manufacture and sell. The number of competing companies varies by product line, but many of the markets for our

PART I

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

We face ongoing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, we believe our operations should be located nearby to supply them efficiently. Accordingly, at the end of 2009, Leggett operated 10 facilities in China.

In recent years we experienced increased competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components was partially due to lower wire costs in China. Asian manufacturers benefit from cost advantages for commodities such as steel and chemicals. Foreign manufacturers also benefit from lenient regulatory climates related to safety and environmental matters. In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began. As a result, we regained market share and performance in our Bedding group improved. The investigations were brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect for at least another four years. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and misclassifying the actual country of origin. Leggett, along with several U.S. manufacturers of steel wire products with active antidumping and antidumping/countervailing duty orders, formed a coalition and are working with members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

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

Working Capital Items

For further information regarding working capital items, see the discussion of “Cash from Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 50.

Environmental Regulation

Our operations are subject to federal, state, and local laws and regulations related to the protection of the environment. We have policies intended to ensure that our operations are conducted in compliance with applicable laws. While we cannot predict policy changes by various regulatory agencies, management expects that compliance with these laws and regulations will not have a material adverse effect on our competitive position, capital expenditures, financial condition, liquidity or results of operations.

The U.S. Congress is currently considering legislation to address climate change that is intended to reduce overall green house gas emissions, including carbon dioxide. Similar initiatives are being pursued at the state level as well. In addition, the U.S. Environmental Protection Agency has made a determination that green house gas emissions may be a threat to human health and the environment. It is uncertain if, when, and in what form, a mandatory carbon dioxide emissions reduction program may be enacted either through legislation or regulation. However, if enacted, this type of program could materially increase our operating costs, including costs of raw materials, transportation and electricity. In that event, our intent would be to raise prices in order to cover the cost increases.

Internet Access to Information

We routinely post information for investors to our website (www.leggett.com) under the Investor Relations section. Our annual reports on Form 10-K, quarterly reports on Form

PART I

10-Q, current reports on Form 8-K and all amendments to those reports are made available, free of charge, on our website as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as charters for its Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors can be found on our website. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Discontinued Operations

As a result of our new strategic direction adopted at the end of 2007, several of our businesses are disclosed in our annual financial statements as discontinued operations since (i) the operations and cash flows of the businesses can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the businesses have either been disposed of or are classified as held for sale; and (iii) we do not, or will not have any significant continuing involvement in the operations of the businesses after the disposal transactions. The discontinued operations include:

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

•	Prime Foam Products unit, Wood Products unit, Fibers unit and the Coated Fabrics unit (each previously reported in the Residential Furnishings segment).

(i)	We divested the Prime Foam Products unit in the first quarter of 2007. It primarily produced commodity foam used for cushioning by bedding and upholstered furniture manufacturers.
(ii)	We divested the Wood Products unit in the third quarter of 2008. It sold wood frames and cut-to-size dimension lumber to bedding manufacturers.
(iii)	We divested the Fibers unit in the fourth quarter of 2008. It sold fiber cushioning material primarily to bedding and upholstered furniture manufacturers.
(iv)	We divested the Coated Fabrics unit in the third quarter of 2009. It sold non-slip rug underlay and shelf liners primarily to retailers and distributors.

•	Plastics unit and the Storage Products unit (each previously reported in the Commercial Fixturing & Components segment).

(i)	The Plastics unit, which was divested in the third quarter of 2008, sold injection molded plastic components primarily for manufacturers of lawn care equipment and power tools.

PART I

(ii)	The Storage Products unit sells storage racks and carts used in the food service and healthcare industries. This divestiture has not yet been completed.

•	An automotive seating components operation and the dealer portion of the Commercial Vehicle Products unit (each previously reported in the Specialized Products segment).

(i)	The automotive seating components operation, which we divested in the first quarter of 2008, sold welded assemblies, and wire and tubular frames for automotive seating.
(ii)	We divested the dealer portion of the Commercial Vehicle Products unit in the third quarter of 2008. It sold truck bodies for cargo vans, flatbed trucks, service trucks and dump trucks primarily to end-users of light-to-medium duty commercial trucks.

For further information on discontinued operations, see Note B on page 83 of the Notes to Consolidated Financial Statements.

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

Demand weakness in the majority of our markets in 2009 led to lower unit orders, sales and earnings in our businesses. Several factors, including a weak global economy, a depressed housing market, and low consumer confidence contributed to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends; however, we currently expect market demand to stabilize at these lower levels. If economic and market conditions remain depressed or deteriorate further, we may experience material negative impacts on our business, financial condition, operating cash flows and results of operations.

PART I

Deteriorating financial condition of our customers could negatively affect our financial position, results of operations, cash flows and liquidity.

We serve customers in a variety of industries, some of which are experiencing unprecedented decreases in demand that began in late 2008 and have continued through 2009, due to the weak global economy. While we currently expect markets to stabilize, a sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could adversely impact our sales, net earnings, financial condition, cash flow and liquidity.

Costs of raw materials could adversely affect our operating results.

Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; therefore, our raw material costs move with the market. When we experience significant increases in raw material costs, we attempt to implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Also, raw material cost decreases generally allow us to pass through reduced selling prices to our customers. Reduced selling prices tied to higher cost inventory reduces our segment margins and earnings.

Steel is our most significant raw material. The global steel markets are cyclical in nature and have been extremely volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of foam scrap. We experienced significant fluctuations in the cost of this commodity in recent years.

Higher raw material costs in recent years led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components were replaced with lower cost components. This has primarily impacted our Residential Furnishings and Industrial Materials product mix and decreased profit margins. This trend could further negatively impact our results of operations.

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

We operate in markets that are highly competitive. We believe that most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality, performance and availability as well. We face ongoing pressure from foreign competitors as some of our customers source a

PART I

portion of their components and finished products from Asia. If we are unable to purchase key raw materials, such as steel, at prices competitive with those of foreign suppliers, our ability to maintain market share and profit margins could be harmed.

Our goodwill and other long-lived assets are subject to potential impairment.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2009, goodwill and other intangible assets represented approximately $1.1 billion, or approximately 36% of our total assets. In addition, net property, plant and equipment, sundry assets and non-current assets held for sale totaled approximately $748 million, or approximately 24% of total assets.

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2009 indicated no goodwill impairments. Goodwill associated with reporting units whose fair values exceeded the carrying value by 10-20% was $373.4 million; $112.3 million of goodwill was associated with reporting units that had 20-30% excess fair value; and $442.5 million of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 30%. In the fourth quarter of 2009, we recorded a goodwill impairment in discontinued operations of $3.0 million for our Storage Products Unit because the carrying value of the assets held for sale exceeded fair value less costs to sell. Fair value and the resulting impairment charge were based primarily upon offers from potential buyers.

For the year ended 2009, other long-lived asset impairments were $2.8 million, substantially all of which were in continuing operations, for fixed assets to reflect estimates of fair value less costs to sell.

If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur future (unanticipated) impairment charges, which could negatively impact our results of operations.

We are exposed to foreign currency risk.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2009, 25% of our sales from continuing operations were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

PART I

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate headquarters are located in Carthage, Missouri. At December 31, 2009, we had 238 production, warehouse, sales and administrative facilities associated with continuing operations, of which 174 were disbursed across the United States and 64 were located in foreign countries.

Properties by Location and Segment in Continuing Operations

	Company- Wide	Subtotals by Segment
Locations		Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
United States	174	108	21	28	17
Canada	12	4	3	—	5
Mexico	7	3	—	2	2
Europe	16	5	2	—	9
Asia	23	8	4	—	11
Other	6	6	—	—	—

Total	238	134	30	30	44

Properties by Use and Segment in Continuing Operations

	Company- Wide	Subtotals by Segment
Use		Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
Production[1]	146	76	21	18	31
Warehouse	57	37	6	8	6
Sales	14	7	2	2	3
Administration	21	14	1	2	4

Total	238	134	30	30	44

[1]	Includes some multi-purpose facilities with additional warehouse, sales and/or administrative uses.

Facilities that we own produced approximately 70% of our sales from continuing operations in 2009. We also lease many of our production, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 99 of the Notes to Consolidated Financial Statements.

PART I

In the opinion of management the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base. Our productive capacity, in general, continues to exceed current operating levels. We face decisions about further facility consolidation but have chosen to retain excess capacity because we believe that eventually market demand will improve. With our currently low utilization levels, we should be able to readily accommodate that demand improvement when it occurs.

At December 31, 2009 we had eight production or warehouse facilities classified as discontinued operations, of which seven were in the United States and one was in Mexico.

Item 3. Legal Proceedings.

The information in Note T on page 118 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.

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

Name	Age	Position
David S. Haffner	57	President and Chief Executive Officer
Karl G. Glassman	51	Executive Vice President and Chief Operating Officer
Jack D. Crusa	55	Senior Vice President, Specialized Products
Joseph D. Downes, Jr.	65	Senior Vice President, Industrial Materials
Matthew C. Flanigan	48	Senior Vice President and Chief Financial Officer
Paul R. Hauser	58	Senior Vice President, Residential Furnishings
Ernest C. Jett	64	Senior Vice President and General Counsel
Dennis S. Park	55	Senior Vice President, Commercial Fixturing & Components
David M. DeSonier	51	Vice President, Strategy & Investor Relations
John G. Moore	49	Vice President, Chief Legal & HR Officer and Secretary
William S. Weil	51	Vice President, Corporate Controller and Chief Accounting Officer

Subject to the employment and severance benefit agreements with Mr. Haffner and Mr. Glassman, and the employment agreement with Mr. Flanigan, listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors.

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

Ernest C. Jett has served as Senior Vice President and General Counsel since 2005. He previously served as Corporate Secretary from 1995 through 2009. He was appointed General Counsel in 1997 and Vice President and Secretary in 1995. He previously served the Company as Assistant General Counsel from 1979 to 1995 and as Managing Director of the Legal Department from 1991 to 1997.

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

John G. Moore was appointed Secretary in January 2010, Chief Legal Officer in 2009 and Vice President—Corporate Affairs & Human Resources in 2008. He previously served as Vice President—Corporate Governance from 2006 to 2008, as Vice President and Associate General Counsel from 2001 to 2006, and as Managing Counsel and Assistant General Counsel from 1998 to 2001. He has served the Company in other capacities since 1994.

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

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2009
First Quarter	$15.87	$10.03	143.7	$.25
Second Quarter	16.66	12.58	113.9	.25
Third Quarter	19.98	13.88	96.8	.26
Fourth Quarter	21.44	18.06	104.1	.26

For the Year	$21.44	$10.03	458.5	$1.02

2008
First Quarter	$19.48	$14.59	142.4	$.25
Second Quarter	19.56	14.12	146.0	.25
Third Quarter	24.60	14.22	224.4	.25
Fourth Quarter	22.95	12.03	182.9	.25

For the Year	$24.60	$12.03	695.7	$1.00

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 15, 2010, we had approximately 11,000 shareholders of record.

We are targeting a dividend payout ratio (annual dividends divided by net earnings) of 50-60%, though it has been and will likely be higher for the near term. See the discussion of the Company’s targeted dividend payout under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 48.

PART II

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the fourth quarter of 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2009	858,884	$20.12	848,579	3,283,394
November 1-30, 2009	3,014,362	$19.75	3,002,724	280,670
December 1-31, 2009	290,111	$19.96	218,533	62,137

Total	4,163,357	$19.84	4,069,836

(1)	This number includes 93,521 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. Effective on January 1, 2010, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2010.

Sale of Unregistered Shares of Common Stock

The Company issued 7,000 shares of common stock for $127,960 (at fair market value) to David S. Haffner, President and Chief Executive Officer as set out below.

Name	Date of Issuance	Number of Shares	Price per Share	Administrative Fee	Total Purchase Price
David S. Haffner	01/29/10	7,000	$18.26	$140	$127,960

The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in that the transaction did not involve a public offering.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2009	2008[1,3]	2007[2,3]	2006[3]	2005[3]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$3,055	$4,076	$4,250	$4,267	$4,197
Earnings from Continuing Operations	121	128	65	240	219
(Earnings) Loss attributable to Noncontrolling Interest, net of tax	(3)	(5)	(6)	(4)	(3)
Earnings (loss) from Discontinued Operations, net of tax	(6)	(19)	(70)	64	35
Net Earnings (Loss)	112	104	(11)	300	251
Earnings per share from Continuing Operations
Basic	.74	.73	.33	1.26	1.12
Diluted	.74	.73	.33	1.26	1.12
Earnings (Loss) per share from Discontinued Operations
Basic	(.04)	(.11)	(.39)	.35	.18
Diluted	(.04)	(.11)	(.39)	.35	.18
Net Earnings (Loss) per share
Basic	.70	.62	(.06)	1.61	1.30
Diluted	.70	.62	(.06)	1.61	1.30
Cash Dividends declared per share	1.02	1.00	.78	.67	.63

Summary of Financial Position
Total Assets	$3,061	$3,162	$4,072	$4,265	$4,072
Long-term Debt, including capital leases	$789	$851	$1,001	$1,060	$922

[1]

As discussed in Notes C and D beginning on pages 85 and 89 respectively, the Company incurred asset impairment and restructuring-related charges totaling $84 million in 2008. Of these charges, approximately $33 million were associated with continuing operations and $51 million related to discontinued operations.

[2]

As discussed in Notes C and D beginning on pages 85 and 89 respectively, the Company incurred asset impairment and restructuring-related charges totaling $305 million in 2007. Of these charges, approximately $159 million were associated with continuing operations and $146 million related to discontinued operations.

[3]

As discussed in Note A on page 82, the amounts for 2005 through 2008 have been retrospectively adjusted to reflect the reclassification of noncontrolling interests from “Other expense (income), net” to “(Earnings) attributable to noncontrolling interest, net of tax” in the Consolidated Statement of Operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2009 HIGHLIGHTS

As we entered 2009, we were facing some of the most challenging market conditions that we’ve experienced in decades and we recognized that there was little we could do to influence that reality. Therefore, our focus remained on several key activities that we could control, including aggressive cost containment, headcount reduction, facility consolidation, maintaining strict discipline on pricing, and optimizing working capital levels. As a result of our efforts in these areas, we exited 2009 with significantly improved EBIT margins (despite much lower sales), and for the year, we generated the second highest level of operating cash flow in our history.

Our global markets stabilized in 2009, albeit at very low demand levels. For the full year, sales decreased 25% due primarily to weak market demand, but also to a combination of steel-related price deflation and our decision to exit specific customer programs with unacceptable profit margins.

We strive to achieve TSR in the top one-third of the S&P 500 over the long term, which we believe will require average TSR of 12-15% per year. For the period beginning January 1, 2008 through December 31, 2009, our 32% TSR ranks within the top 4% of the S&P 500.

Reflecting confidence in our strategic progress, margin improvement, strong cash generation, and the stability we believe has developed in our markets, in August 2009, we increased our quarterly dividend modestly to $.26 per share. We also utilized essentially all the Board’s authorization enabling us to repurchase 10 million shares of our stock in 2009, with the majority of the purchases occurring during the last half of the year.

Our financial profile remains strong. We ended 2009 with net debt to net capital well below our long-term targeted range, no significant fixed-term debt maturing until 2013, and nearly $500 million available under our existing commercial paper program and revolver facility.

These topics are discussed in more detail in the sections that follow.

PART II

INTRODUCTION

What We Do

Leggett & Platt is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a wide range of engineered components and products found in most homes, offices, and automobiles, and many retail stores. We make components that are often hidden within, but integral to, our customers’ products.

We are North America’s leading independent manufacturer of: components for residential furniture and bedding, carpet underlay, components for office furniture, drawn steel wire, automotive seat support and lumbar systems, and bedding industry machinery.

Our Segments

Our continuing operations are composed of 19 business units in four segments, with approximately 19,000 employees, and more than 140 production facilities located in 18 countries around the world. Our segments are described below.

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

Discontinued Operations and Divestitures

During the past two years, we have divested six businesses. In 2008, we sold our Aluminum Products segment and four smaller business units (Wood Products, Fibers, Plastics, and the dealer portion of Commercial Vehicle Products). In 2009, we sold the Coated Fabrics business unit. We received after-tax cash proceeds of $420 million for these six businesses, exceeding our original estimate of approximately $400 million. One additional business unit (Storage Products) is also targeted for divestiture. Results of operations for all of these businesses are classified as discontinued operations in our financial statements.

For the remaining divestiture, we expect to recover the carrying value of the net assets held for sale. Net assets classified as held for sale totaled $40 million at December 31, 2009 (this includes $22 million not associated with the Storage Products business). Although recent market conditions have delayed the timing of the final disposition, we are fully committed to selling this business.

Strategic Direction

In late 2007, we outlined significant changes to the Company’s strategy. We adopted a new primary financial metric (Total Shareholder Return), adopted role-based portfolio management, implemented more rigorous strategic planning, and changed the priorities for use of cash. Our goals, in sequential order, were to i) divest low performing businesses, ii) return more cash to investors, iii) improve margins and returns, and iv) begin to carefully and conservatively grow the company at 4-5% of annual revenue. We have made significant progress over the past two years.

Total Shareholder Return (TSR) is the key financial measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We focus on four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. In 2008, dividends and stock buybacks largely drove our TSR; during 2009, we benefited significantly from margin improvement; and within a few years we expect that modest

PART II

annual sales growth will also contribute to TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control. For the two-year period ended December 31, 2009, our TSR performance places us within the top 4% of the S&P 500 companies.

We narrowed our focus and eliminated (during 2008 and 2009) approximately 15% of our portfolio through the divestiture of the Aluminum Products segment and five additional business units (one divestiture remains). We also narrowed the scope of the Store Fixtures unit to focus primarily on the metals part of the fixtures industry, in alignment with Leggett’s core competency of producing steel and steel-related products. These activities were largely complete by the end of 2008, and resulted in charges that impacted our operating results (primarily in 2007 and 2008). Those charges are discussed on page 37 under the section titled “Asset Impairments and Restructuring-related Charges.”

We have implemented a more rigorous strategic planning process to assess our business units and help guide future decisions regarding business unit roles, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix, or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as EBITDA growth, operating cash flows, and return on assets. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

The majority of our business units are categorized as “Core”. A much smaller percentage are categorized as “Grow”; consequently, we recognize as a strategic imperative the need to expand the Grow category by improving i) our success rate at developing innovative new products and ii) our abilities to identify new growth platforms. A few small business units are considered “Fix”, and must improve their performance within a reasonable time frame (with some latitude given them due to the weak economy). Finally, a few small business units (and portions of business units) are considered non-strategic, and will likely be divested as the M&A market recovers and allows for reasonable sales prices.

The strategic changes have increased available cash. We expect to continue returning much of this cash to shareholders through dividends and share repurchases.

Customers

We serve a broad suite of customers, with no single one representing over 6% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

PART II

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition.

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

Demand weakness in the majority of our markets during 2009 led to lower unit orders, utilization levels, sales and earnings. Several factors, including weak global economies, a depressed housing market, and low consumer confidence contributed to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for limited visibility into future demand trends; however, we currently expect demand to stabilize at these lower levels. Given our balance sheet strength, operating cash flow and access to credit, we expect to be able to endure an extended downturn in market demand with no material impact to our financial position or liquidity.

Activities completed over the past few years (including the divestiture of businesses under our strategic plan, closure of certain underperforming and underutilized facilities, elimination of sales with unacceptable margins, and other cost reduction initiatives) improved our cost position in advance of the late 2008 economic contraction, and we continued to tightly constrain spending in 2009. We face decisions about further facility consolidation but have chosen to retain excess capacity because we believe that eventually market demand will improve. With our currently low utilization levels, we should be able to readily accommodate that demand improvement when it occurs.

Raw Material Costs

In many of our businesses, we enjoy a cost advantage from buying large quantities of raw materials. This purchasing leverage is a benefit that many of our competitors generally do not have. Still, our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate.

Purchasing arrangements vary across the company. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. In certain of our businesses, we have longer-term purchase contracts with pricing terms that provide stability under reasonable market conditions. However, when commodities experience extreme inflation, vendors do not always honor those contracts.

Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is a critical factor; we typically experience a lag in recovering higher costs, so we also expect to realize a lag as costs decline.

PART II

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers via selling price adjustments. Steel costs increased significantly in 2008 and we implemented price increases to recover these higher costs. Market prices for steel began to decrease in late 2008, but with the precipitous drop in demand late in the year and our inability to cancel or return higher priced earlier purchases, we entered 2009 with high-cost steel in inventory. As steel costs decreased in 2009, we implemented selective price reductions; however at the lower commodity cost levels, we enhanced our margins.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). The increase in scrap costs in late 2009 and early 2010 has resulted in currently lower metal margins in the steel market and in our rod producing operation. While pricing trends in the steel market are difficult to predict, we expect the lower metal margins to continue in 2010.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years, and typically pass them through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments in recent years. As our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation, our profit margins were negatively impacted. We are responding by developing new products (including new types of mattress innersprings and boxsprings) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations.

Competition

Many of our markets are highly competitive with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies.

We believe we gain competitive advantage in our global markets through low cost operations, significant internal production of key raw materials, manufacturing expertise and product innovation, higher quality products, extensive customer service capabilities, and financial strength. Many of our competitors, both domestic and foreign, compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering product quality, innovation, and customer service.

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. We currently operate 10 facilities in China.

In recent years we experienced increased competition in the U.S. from foreign bedding component manufacturers. We reacted to this competition by selectively adjusting prices,

PART II

and by developing new proprietary products that help our customers reduce total costs. The increased price competition for bedding components was partially due to lower wire costs in China. Certain foreign manufacturers also benefit from more lenient regulatory climates related to safety and environmental matters. In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began. As a result, we regained market share and performance in our Bedding group improved. The investigations were brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect for at least another four years. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and misclassifying the actual country of origin. Leggett, along with several U.S. manufacturers of steel wire products with active antidumping and antidumping/countervailing duty orders, formed a coalition and are working with members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

Asset Impairments and Restructuring-related Charges

Net impairment and restructuring-related charges (for both continuing and discontinued operations) totaled $405 million over the last three years ($16 million in 2009, $84 million in 2008, and $305 million in 2007). The majority of these charges, or $344 million, occurred as a result of the 2007 Strategic Plan announced in late 2007 ($154 million in continuing operations and $190 million in discontinued operations); we believe this activity to be substantially complete. For further information about asset impairments and restructuring, see Notes C and D to the Consolidated Financial Statements on pages 85 and 89.

For information regarding the methodology and assumptions we use for impairment testing, refer to Critical Accounting Policies and Estimates on page 55, and also Note C to the Consolidated Financial Statements on page 85.

PART II

RESULTS OF OPERATIONS—2009 vs. 2008

During 2009, sales from continuing operations decreased 25%, reflecting a combination of weak market demand, steel-related price deflation, and our decision to exit some specific sales with unacceptable margins. In the majority of our global markets, demand stabilized at low levels in early 2009.

Despite the significant sales decline, full-year earnings from continuing operations decreased only modestly, from $128 million in 2008 to $121 million in 2009. Cost structure improvements and pricing discipline offset nearly all the impact from lower sales.

Further details about our consolidated and segment results from continuing operations are discussed below. To comply with FASB guidance for presentation of noncontrolling interest (discussed on page 82), earnings for 2008 have been retrospectively adjusted to include the portion of earnings from our joint ventures that are attributable to the minority investors.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2009, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales from continuing operations:
Year ended December 31, 2008	$4,076
Acquisition sales growth	1	—%
Small divestitures	(36)	(0.9)%
Internal sales decline:
Approximate deflation	(90)	(2.2)%
Approximate exited volume	(175)	(4.3)%
Approximate unit volume decline	(721)	(17.7)%

Internal sales decline	(986)	(24.2)%

Year ended December 31, 2009	$3,055	(25.1)%

Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2008	$128
Lower restructuring-related charges	5
Lower asset impairments	8
Bad debt expense associated with a customer bankruptcy	(6)
Divestiture note write-down	(7)
Lower net interest expense	5
Unusual tax items	(6)
Other factors, including lower unit volume offset by cost savings and pricing discipline	(6)

Year ended December 31, 2009	$121

Earnings Per Share (continuing operations)—2008	$0.73

Earnings Per Share (continuing operations)—2009	$0.74

PART II

Sales from continuing operations decreased 25% versus 2008, reflecting weak market demand, inflation-related price decreases, and our decision to exit specific customer programs with unacceptable profit margins (the largest portion in our Store Fixtures business).

Full-year earnings from continuing operations also decreased in 2009. The earnings impact from lower unit volume was largely offset by cost reduction initiatives and pricing discipline. Other factors impacting the year-over-year earnings comparison are presented in the table above. The divestiture note write-down (identified in the table) occurred when we learned in 2009 that the aluminum operations divested in July 2008 needed a capital infusion from the buyer due to deterioration in business conditions. This led to a reduction in the value of the note we accepted in 2008 as partial payment for the divesture. Leggett has accepted a more subordinate position in the capital structure of the divested operations.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. We experienced a large swing in the LIFO impact during the past two years. In 2008, significant steel cost inflation along with moderately higher inventory levels resulted in LIFO expense from continuing operations of $62 million. In 2009, steel cost decreases and lower inventory levels resulted in a LIFO benefit from continuing operations of $67 million. Segment-level earnings in 2008 generally benefited under the FIFO method from the effect of rising commodity costs, but in the first half of 2009, were significantly burdened as we consumed higher cost steel (both in inventory and committed under purchase agreements) while selling prices decreased.

The LIFO impact recognized at the corporate level is generally offset each year by FIFO impacts at the segment level; however, we experienced significant variability in our quarterly earnings in 2009 as these items were recognized. Earnings in the first two quarters of 2009 were significantly impacted as we consumed the majority of the higher cost steel but recognized only about half of the offsetting LIFO benefit (consistent with our historical practice of recording annual LIFO impacts evenly throughout the year). The remainder of the LIFO benefit was recognized in the last half of 2009, a period during which we experienced only minimal impact from higher cost steel.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 78.

Interest and Income Taxes

Net interest expense decreased $8 million versus 2008, primarily the result of lower commercial paper borrowings and lower interest rates in 2009.

The consolidated worldwide effective income tax rate for 2009 was higher, at 39.0%, versus 33.8% in 2008. This increase is primarily due to i) tax adjustments resulting from

PART II

Mexican tax law changes, and ii) the lower level of earnings and mix among tax jurisdictions. In 2009, tax law changes in Mexico caused us to re-evaluate our deferred tax assets and liabilities in that jurisdiction. As a result of our analysis, we recorded a $6 million tax charge to earnings related to current and prior year losses that may expire before they can be utilized to reduce taxable earnings. In 2008, a tax benefit associated with the write-off of an acquired company’s stock was offset by increased reserves for uncertain tax positions and valuation allowances against deferred tax assets for certain foreign entities.

Segment Results (continuing operations)

In the following section we discuss 2009 sales and earnings before interest and taxes (EBIT) from continuing operations for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 93.

Residential Furnishings

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2009	$1,693	$90	5.3%
Year ended December 31, 2008	2,120	151	7.1%

Decrease	$(427)	$(61)

% decrease	(20)%	(40)%
Internal sales decrease	(19)%
Small divestitures	(1)%

Residential Furnishings sales decreased in 2009, reflecting weak market demand and steel-related price deflation. Demand in our residential markets was weak throughout 2009 as consumers world-wide continued to defer purchases of large ticket items (such as mattress sets and upholstered furniture) that contain our products.

EBIT and EBIT margins decreased versus 2008, with the earnings impact from significantly lower unit volumes partially offset by cost reductions, pricing discipline, elimination of poorly performing operations, and the absence of 2008’s restructuring-related and other costs ($18 million).

Commercial Fixturing & Components

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2009	$491	$8	1.6%
Year ended December 31, 2008	711	14	2.0%

Decrease	$(220)	$(6)

% decrease	(31)%	(43)%
Internal sales decrease	(31)%
Acquisitions (net of small divestitures)	0%

PART II

Sales decreased in 2009 due to our decision in the Store Fixtures business to exit specific customer programs with unacceptable margins, reduced capital spending by retailers, and market softness in Office Furniture Components.

EBIT and EBIT margins also decreased versus the prior year, as the impact from lower sales more than offset benefits from cost reductions, prior elimination of poorly performing facilities, and other operating improvements, as well as the absence of 2008’s restructuring-related costs ($11 million).

Industrial Materials

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2009	$647	$60	9.3%
Year ended December 31, 2008	966	96	9.9%

Decrease	$(319)	$(36)

% decrease	(33)%	(38)%
Internal sales decrease	(33)%
Acquisitions (net of small divestitures)	0%

2009 sales decreased, reflecting weak demand in many of our markets (including bedding, furniture, and automotive) and steel-related price deflation.

EBIT and EBIT margins also decreased versus 2008, as lower sales more than offset cost reductions.

Specialized Products

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2009	$501	$17	3.4%
Year ended December 31, 2008	682	45	6.6%

Decrease	$(181)	$(28)

% decrease	(27)%	(62)%
Internal sales decrease	(27)%
Acquisitions (net of small divestitures)	0%

Sales decreased in 2009, reflecting weak global demand in our markets.

EBIT and EBIT margins decreased versus the prior year, as the impact from lower sales more than offset benefits from cost reduction initiatives and other operating improvements, as well as the absence of 2008’s restructuring-related costs ($5 million).

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased $13 million, from a loss of $19 million in 2008 to a loss of $6 million in 2009. This earnings increase was primarily due to lower asset impairments and restructuring-related charges, partially offset by $3 million (net of tax) of environmental charges related to an aluminum property.

PART II

RESULTS OF OPERATIONS—2008 vs. 2007

During 2008, sales from continuing operations decreased 4%. We reported full-year net earnings from continuing operations of $128 million, which included $21 million of restructuring-related charges, impairments, and other items. Our 2008 earnings reflected soft market demand which led to lower unit volume in many of our businesses. In the majority of our markets, demand was soft throughout the year, but weakened appreciably late in the third quarter as consumers further reduced their spending in response to the financial market distress and general U.S. and global economic conditions. Market share gains in certain businesses offset some of the impact from weak demand.

During the year, we also experienced significant inflation in steel costs, and we successfully implemented price increases to recover the majority of these higher costs. Further details about our consolidated and segment results from continuing operations are discussed below. To comply with FASB guidance for presentation of noncontrolling interest (discussed on page 82), earnings have been retrospectively adjusted to include the portion of earnings from our joint ventures that are attributable to the minority investors.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2008, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales from continuing operations:
Year ended December 31, 2007	$4,250
Acquisition sales growth	35	0.8%
Small divestitures	(41)	(0.9)%
Internal sales decline:
Approximate inflation	285	6.7%
Approximate unit volume decline	(453)	(10.7)%

Internal sales decline	(168)	(4.0)%

Year ended December 31, 2008	$4,076	(4.1)%

Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2007	$65
Goodwill impairment in Fixture & Display	120
Restructuring-related charges	(4)
Asset impairment	(4)
Lower net interest expense	6
Tax items	12
Other factors including lower unit volume and production	(67)

Year ended December 31, 2008	$128

Earnings Per Share (continuing operations)—2007	$0.33

Earnings Per Share (continuing operations)—2008	$0.73

PART II

Sales from continuing operations decreased 4% versus 2007, primarily reflecting weak market demand and our decision to exit specific sales volume with unacceptable profit margins (primarily in our Store Fixtures business). These declines were partially offset by inflation-related price increases and market share gains.

Our U.S. bedding components business gained market share in 2008 as a result of: i) bedding manufacturers shifting innerspring purchases from international to domestic sources; ii) the deverticalization of a strong regional bedding manufacturer (they now buy components from us that they previously produced for themselves); and, iii) increased demand for innerspring mattresses, rather than premium-priced, non-innerspring products.

We experienced significant inflation in steel costs during 2008, and in response, we implemented price increases to recover the higher costs. The magnitude of our selling price increases varied by product line depending on steel content, but in our major Residential and Industrial businesses, prices increased substantially. By late 2008, steel costs began to decrease.

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

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. Significant steel cost increases during the year, along with moderately higher levels of these steel-related inventories, resulted in LIFO expense from continuing operations of $62 million in 2008 (versus a $1 million benefit in 2007). Segment-level earnings in 2008 generally benefited under the FIFO method from the effect of rising commodity costs. For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 78.

Interest and Income Taxes

Net interest expense decreased $9 million versus 2007, primarily the result of debt maturities paid in 2007 and 2008, as well as lower commercial paper borrowings.

PART II

The consolidated worldwide effective income tax rate for 2008 was also lower, at 33.8% versus 55.9% in 2007. The 2007 rate was negatively impacted by goodwill impairment charges totaling $143 million, of which $95 million were non-deductible. This caused the 2007 rate as a percent of pre-tax income to be much higher than normal. In 2008, a tax benefit associated with the write-off of an acquired company’s stock was offset by increased reserves for uncertain tax positions and valuation allowances against deferred tax assets for certain foreign entities.

In the third quarter of 2008, we recorded a $4 million valuation allowance against certain foreign tax assets. The valuation allowance related to our Canadian automotive operations that produce lumbar supports. In late 2008, the automotive industry was in a dramatic state of decline, which reduced the demand for our components. In addition to demand factors, these operations were also negatively impacted by the strength in recent years of the Canadian dollar versus the U.S. dollar (our Canadian automotive operations sell in U.S. dollars while incurring labor and overhead costs in Canadian dollars, thereby reducing margins). As a result, we believed it was more likely than not that we would not realize the benefit of deferred tax assets associated with these operations. We provide a discussion regarding the recoverability of the Automotive unit’s long-lived assets under Critical Accounting Policies on page 56.

Segment Results (continuing operations)

In the following section we discuss 2008 sales and earnings before interest and taxes (EBIT) from continuing operations for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 94.

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

PART II

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

EBIT and EBIT margins increased versus the prior year, primarily due to the non-recurrence of 2007’s goodwill impairment charge (of $143 million), partially offset by lower sales.

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

EBIT and EBIT margins also increased versus 2007, primarily due to higher sales and operating improvements in certain locations.

Specialized Products

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2008	$682	$45	6.6%
Year ended December 31, 2007	715	70	9.8%

Decrease	$(33)	$(25)

% decrease	(5)%	(36)%
Internal sales decrease	(5)%
Acquisitions (net of small divestitures)	0%

PART II

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

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased $52 million, from a loss of $71 million in 2007 to a loss of $19 million in 2008. This earnings increase was primarily due to lower asset impairments and restructuring-related charges (of $90 million), partially offset by the non-recurrence of a 2007 tax benefit (of $30 million) associated with a difference in book and tax basis of stock held in the Aluminum segment as a result of that business reaching held for sale status.

PART II

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. In 2008, cash proceeds from completed divestitures were an additional significant source of funds. In 2009, we generated our second highest level of cash from operations in our history, at $565 million. With less benefit from working capital reductions expected in 2010, operating cash should approximate $300 million, readily exceeding our annual requirement for capital expenditures and dividends. We ended 2009 with net debt to net capital of 23.7%, below our long-term target and year-end 2008 levels. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. Page 53 presents a table of the calculation of net debt as a percent of net capital at the end of the past two years.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

PART II

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we are more restrictive in funding capital projects. Capital spending in 2010 is expected to be less than $90 million. Growth capital, which had historically been available to all our businesses, is now predominantly earmarked for our Grow business units. Operations designated as Core business units receive capital primarily for productivity enhancements, but expansion capital is limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

As a result of the new acquisition criteria, no significant acquisitions were completed in 2008 or 2009. In 2007, we acquired three businesses that were expected to add about $100 million to annual revenue ($20 million in Commercial Fixturing & Components, $50 million in Industrial Materials, and $30 million in Specialized Products). These businesses:

•	established a foothold in Asian production of office chair controls
•	manufactured coated wire products, including racks for dishwashers, and presented Leggett with expanded technologies and cross-segment selling opportunities
•	broadened our suite of products for commercial vehicle interiors

In addition to the initial cash outlays for acquisitions (shown in the accompanying chart), we also assumed debt of $24 million in 2007. We provide additional details about acquisitions in Note R to the Consolidated Financial Statements on page 114.

Pay Dividends

With continued improvement in margins and returns, a decrease in capital spending and acquisitions, and the completion of most of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that will occur. In late 2007, we raised our quarterly dividend by 39%,

PART II

to $.25 per share. In 2009 we modestly increased the quarterly dividend further, to $.26 per share, and extended to 38 years our record of consecutive annual dividend increases, at an average compound growth rate of 14%. Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We expect to spend approximately $155 million on dividends in 2010 (slightly less than in 2009 because of share repurchases). Cash from operations has been, and is expected to continue to be, sufficient to readily fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the past three years, we repurchased a total of 38 million shares of our stock and reduced outstanding shares by about 16%. In 2009, we repurchased approximately 6% of shares outstanding at an average per-share price of $18.21. We expect to repurchase additional shares in 2010, with the amount of purchases dependent on factors such as general economic conditions, level of demand in our end markets, and the availability of excess cash. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2010.

PART II

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

In 2009, cash from operations increased $129 million versus 2008 primarily as a result of improving working capital trends.

•

Accounts receivable—While the dollar amount of accounts receivable has decreased primarily due to weak sales, our days of sales outstanding has increased as customers have slowed payments during the continued economic downturn. We continue to focus on collection efforts to ensure customer accounts are paid on time.

•

Inventory—Specific actions to reduce raw material purchases and production levels, along with price deflation, have resulted in a lower dollar amount of inventory. However, the number of days of inventory on hand increased versus the prior year due to weak sales.

•	Accounts Payable—We continue efforts to optimize payment terms with our vendors and as a result have seen an increase in both dollars of accounts payable and number of days of payables outstanding.

Cash from operations in 2008, though strong, was $178 million lower than in 2007 primarily due to a smaller year-over-year decrease in working capital. Extremely weak market demand in the latter part of 2008 negatively impacted earnings. Working capital decreased in 2008 as a result of lower inventory and accounts receivable levels. Fourth quarter production cuts led to lower inventory levels (versus the prior year). Accounts receivable also declined primarily due to extremely weak sales late in the year.

PART II

The following table presents key working capital measures at the end of the past two years.

	Amount (in millions)			# Days Outstanding
	2009	2008	Change	2009	2008	Change
Accounts Receivable, net (1)	$469	$550	($81)	56	49	7
Inventory, net (2)	$409	$495	($86)	62	53	9
Accounts Payable (3)	$199	$175	$24	30	19	11

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (net sales ÷ number of days in the year).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (cost of goods sold ÷ number of days in the year).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (cost of goods sold ÷ number of days in the year).

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

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2009	2008	2007
Long-term debt outstanding:
Scheduled maturities	$764	$774	$796
Average interest rates (1)	4.6%	4.7%	4.9%
Average maturities in years (1)	5.6	6.4	6.8
Revolving credit/commercial paper	25	77	205

Total long-term debt	789	851	1,001
Deferred income taxes and other liabilities	161	116	124
Equity (2)	1,576	1,671	2,148

Total capitalization	$2,526	$2,638	$3,273

Unused committed credit:
Long-term	$491	$523	$395
Short-term	—	—	—

Total unused committed credit	$491	$523	$395

Current maturities of long-term debt	$10	$22	$89

Cash and cash equivalents	$260	$165	$205

Ratio of earnings to fixed charges (3)	4.6 x	3.7 x	2.7 x

(1)	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
(2)	Equity decreased $480 million in 2008, primarily reflecting net share repurchases of $234 million, dividends of $165 million, and currency impacts of $146 million.
(3)

Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at December 31, 2009 and 2008, calculated in two ways:

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

PART II

(Dollar amounts in millions)	2009	2008
Long-term debt	$789	$851
Current debt maturities	10	22
Cash and cash equivalents	(260)	(165)

Net debt	$539	$708

Total capitalization	$2,526	$2,638
Current debt maturities	10	22
Cash and cash equivalents	(260)	(165)

Net capitalization	$2,276	$2,495

Long-term debt to total capitalization	31.2%	32.2%

Net debt to net capitalization	23.7%	28.4%

Total debt (which includes long-term debt and current debt maturities) decreased $74 million in 2009. During the year, we reduced our commercial paper borrowings by $52 million and paid off $22 million of other long-term debt that came due.

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 14 lenders that terminates in 2012. Based on the information currently available to us, we believe that the participating banks continue to have the ability to meet their obligations under the agreement. At December 31, 2009, $25 million of commercial paper was outstanding under this program and is classified as long-term debt. We also maintain an active shelf registration. With anticipated operating cash flows, the commercial paper program and the active shelf registration, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, and fund future growth.

Our commercial paper program continued to operate efficiently during the disruption of the global credit markets in late 2008; those markets stabilized during 2009. Changes in the credit markets and other events of the past year did not materially impact our weighted average effective borrowing rate for commercial paper. If a disruption in the credit market was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on our revolving credit agreement. In such event, the cost of borrowing under the revolving credit agreement could be higher than the cost of commercial paper borrowing.

The revolving credit agreement provides for the ability to issue letters of credit up to an aggregate $250 million. Any utilization of these commitments for letters of credit reduces our commercial paper/loan capacity by a corresponding amount. At December 31, 2009, we had issued $84 million of letters of credit under these commitments. Accordingly, at year end, an additional $491 million was available to us under our commercial paper program ($600 million in total program - $25 million of outstanding commercial paper - $84 million of issued letters of credit).

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt *	$795	$9	$27	$381	$378
Capitalized leases	4	1	2	1	—
Operating leases	110	33	42	19	16
Purchase obligations **	255	255	—	—	—
Interest payments ***	196	35	71	54	36
Deferred income taxes	49	—	—	—	49
Other obligations (including pensions and reserves for tax contingencies)	125	10	17	8	90

Total contractual cash obligations	$1,534	$343	$159	$463	$569

*	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due. Long-term debt includes $25 million of outstanding commercial paper, which is generally due overnight. We have classified commercial paper as long-term debt (due in 1-3 years) since the commercial paper program is supported by a $600 million revolving credit agreement which terminates in 2012.
**	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
***	Interest payments are calculated on debt outstanding at December 31, 2009 at rates in effect at the end of the year. These totals include interest on the $25 million of outstanding commercial paper discussed above.

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

“Critical accounting estimates” are those that are: a) subject to uncertainty and change, and b) of material impact to our financial statements. Listed below are the estimates and judgments which we believe could have the most significant effect on our financial statements.

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 78.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill

Goodwill is assessed for impairment annually as of June 30 and as triggering events occur. In the past three years, no impairments have been recorded as a result of the annual impairment reviews.

As a result of the deterioration in the economic and financial climate in the fourth quarter 2008, an interim goodwill impairment analysis was performed confirming that estimated fair value exceeded carrying values for all reporting units.

In the fourth quarter 2007, we performed an interim goodwill impairment review as a result of the November 2007 Strategic Plan, and recorded goodwill impairment charges related to the Fixture & Display reporting unit of $143 million.

In order to assess goodwill for potential impairment, judgment is required to estimate the fair market value of each reporting unit (which is one level below reportable segments) using the combination of a discounted cash flow model and market approach using price to earnings ratios for comparable publicly traded companies with characteristics similar to the reporting unit.

The cash flow model contains uncertainties related to the forecast of future results as many outside economic and competitive factors can influence future performance. Margins, sales levels, and discount rates are the most critical estimates in determining enterprise values using the cash flow model.

Fair market values for three of the 10 reporting units exceeded book value by 10-20%. The goodwill associated with these reporting units is $373 million. These reporting units are dependent on the global automotive markets and the commercial and residential construction markets. We expect future operating results to improve for all of these reporting units. If actual performance does not improve and remains at current levels, future goodwill impairments could be possible.

The remaining reporting units (including Fixture & Display) have fair market values that exceed carrying value by more than 20%, and have goodwill of $555 million.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill (cont.)
Additional goodwill impairments were recorded in 2007, 2008, and 2009 related to assets held for sale as discussed below.	The market approach requires judgment to determine the appropriate price to earnings ratio. Ratios are derived from comparable publicly-traded companies that operate in the same or similar industry as the reporting unit.	Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note C on page 85.
Assets Held for Sale

Assets held for sale are carried at the lower of historical cost or net realizable value (fair market value less cost to sell). We review and update our estimates of net realizable value on a quarterly basis.

As a result of the 2007 Strategic Plan, goodwill and other long-lived asset impairments of $138 million related to businesses targeted for divestiture were recorded in the fourth quarter of 2007 (in discontinued operations).

Throughout 2008 and 2009, we recorded additional impairments of $32 million and $3 million, respectively (in discontinued operations), as updated estimates of fair value less costs to sell became more certain.

Fair market value for assets held for sale contains uncertainties surrounding the expected proceeds from the ultimate sale of the business or asset. This value is usually determined using offers received for these businesses prior to sale, or earnings multiples in the current market.

For individual assets (closed facilities, etc.) periodic appraisals are performed to determine fair market value.

We could incur additional write-downs in the future if our estimates of fair value less costs to sell prove inaccurate, or if further assets or businesses are targeted for divestiture.
Other Long-lived Assets
Other long-lived assets are tested for recoverability at year-end and whenever events or circumstances indicate the carrying value may not be recoverable.	Impairments of other long-lived assets usually occur when major restructuring activities take place, or we decide to discontinue product lines completely.	These impairments are very unpredictable, and are difficult to anticipate. Impairments were $3 million in 2009, $13 million in 2008, and $6 million in 2007.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Other Long-lived Assets (cont.)
For other long-lived assets we estimate fair value at the lowest level where cash flows can be measured (usually at a branch level).

Our impairment assessments have uncertainties because they require estimates of future cash flows to determine if undiscounted cash flows are sufficient to recover carrying values of these assets.

For assets where future cash flows are not expected to recover carrying value, fair value is estimated which requires an estimate of market value based upon asset appraisals for like assets.

As a result of the circumstances that caused us to record a $4 million valuation allowance for deferred tax assets of a Canadian automotive facility in the fourth quarter 2008, we tested the carrying value of this entity for recoverability and concluded that no impairments were indicated. In 2009, we monitored cash flows generated by this entity and again concluded that cash flows are sufficient to recover the current carrying value of $51 million as of December 31, 2009.

We believe that future restructuring and shut-down activities should be equal to or less than those in 2009, however this could change if certain product lines or businesses do not meet return expectations. This could cause us to decide to exit a business which could trigger long-lived asset impairment.

Inventory Reserves

In determining the value of inventories, we reduce the carrying value of inventories to reflect an estimate of net realizable value for obsolete and slow moving inventory.

If we have had no sales of a given product for 12 months, those items are generally deemed to have no value and are written down completely. If we have more than a one-year’s supply of a product, we value that inventory at net realizable value (what we think we will recover).

Our inventory reserve contains uncertainties because the calculation requires management to make assumptions about the value of products that are obsolete or slow-moving (i.e. not selling very quickly).

Changes in customer behavior and requirements can cause inventory to quickly become obsolete or slow moving.

At December 31, 2009, we had recorded an inventory reserve of $42 million (approximately 9% of FIFO inventories) to account for obsolete inventories.

Additions to inventory reserves have averaged $22 million in each of the past three years. Approximately two-thirds of historical write-downs relate to the Commercial Fixturing & Components and Specialized Products segments due to the custom nature of their products.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory Reserves (cont.)
	The calculation also uses an estimate of the ultimate recoverability of items identified as slow moving based upon historical experience (65% on average).	We are implementing new inventory optimization processes that should reduce the impact of write-downs in the future. We do not expect any significant changes in customer or industry trends that would increase the exposure to inventory obsolescence.
Workers’ Compensation
We are substantially self-insured for costs related to workers’ compensation, which requires us to estimate the liability associated with this obligation.	Our estimates of self-insured reserves contain uncertainties regarding the potential amounts we might have to pay (since we are self-insured). We consider a number of factors, including historical claim experience, demographic factors, and potential recoveries from third party insurance carriers.

Over the past five years, we have incurred, on average, $14 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $3 million. At December 31, 2009, we had accrued $46 million to cover future self-insurance liabilities.

Internal safety statistics indicate improving safety trends in the last two years. Usually, safety statistics are leading indicators of exposure trends. As a result of headcount reductions and improved safety trends, we expect worker compensation costs to remain at current lower levels for the foreseeable future.

Credit Losses

For accounts and notes receivable, we estimate a bad debt reserve for the amount that will ultimately be uncollectible.

When we become aware of a specific customer’s potential inability to pay, we record a bad debt reserve for the amount we believe may not be collectible.

	Our bad debt reserve contains uncertainties because it requires management to estimate the amount uncollectible based upon an evaluation of several factors such as the length of time that receivables are past due, the financial health of the customer, industry and macroeconomic considerations, and historical loss experience.	A significant change in the financial status of a large customer could impact our estimates.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Credit Losses (cont.)
Our customers are diverse and many are small-to-medium sized companies, with some being highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning.

The average annual amount of customer-related credit losses was $17 million (less than 1% of annual net sales) over the last three years. At December 31, 2009, our reserves for doubtful accounts not held for sale totaled $23 million (about 5% of our accounts and notes receivable of $435 million).

Weak market demand has intensified pressure on highly leveraged customers in some of our industries. In each of 2008 and 2009, we experienced bad debt expense that was approximately $15 million higher than pre-2008 levels. We expect a return to more normal levels, however if weak market demand persists, other bankruptcies could be possible.

We also recognized an $11 million loss in 2009 related to the Aluminum divestiture note. At December 31, 2009, we had $17 million of notes outstanding, primarily related to divested businesses, and have concluded that no reserve is required for these notes.

Pension Accounting
For our pension plans, we must estimate the cost of benefits to be provided (well into the future) and the current value of those benefit obligations.	The pension liability calculation contains uncertainties because it requires management to estimate an appropriate discount rate to calculate the present value of future benefits paid, which also impacts current year pension expense.	The discount rates used to calculate the pension liability and pension expense has remained consistent at approximately 6% for the last three years. A 25 basis point decrease in the discount rate would increase pension expense by approximately $.3 million and decrease the plans’ funded status by approximately $6 million.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Pension Accounting (cont.)

Determination of pension expense requires an estimate of expected return on pension assets based upon the mix of investments held (bonds and equities).

Other assumptions include rates of compensation increases, withdrawal and mortality rates, and retirement ages. These estimates impact the pension expense or income we recognize and our reported benefit obligations.

The expected return on assets decreased in 2009 to 6.9%, from a rate in 2008 of 7.9%, and 7.8% in 2007. The reduction in the rate was primarily driven by a change in asset allocation toward more conservative investments (ie. bonds). A 25 basis point reduction in the expected return on assets would increase pension expense by $.4 million, but have no effect on the plans’ funded status.

Assuming a long-term investment horizon, we do not expect a material change to the return on asset assumption.

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

Our tax liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures related to our various filing positions.

Our effective tax rate is also impacted by changes in tax laws, the current mix of earnings by taxing jurisdiction, and the results of current tax audits and assessments.

Potential changes in tax laws under the new Administration could impact assumptions related to the non-repatriation of certain foreign earnings. If all non-repatriated earnings were taxed, we would incur additional taxes of approximately $35 million.

The recovery of net operating losses (NOL’s) has been closely evaluated for the likelihood of recovery based upon factors such as the age of losses, viable tax planning strategies, and future taxable earnings expectations. We believe that appropriate valuation allowances have been recorded as necessary. However, if earnings expectations or other assumptions change such that additional valuation allowances are required, we could incur additional tax expense.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Income Taxes (cont.)
At December 31, 2009 and 2008, we had $28 million and $31 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. Valuation allowances are established against future potential tax benefits to reflect the amounts we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of possible repatriation.

Tax audits by various taxing authorities are expected to increase as governments continue to look for ways to raise additional revenue. Based upon past experience, we do not expect any major changes to our tax liability as a result of this increased audit activity; however, we could incur additional tax expense if we have audit adjustments higher than recent historical experience.

Contingencies
We evaluate various legal, environmental, and other potential claims against us to determine if an accrual or disclosure of the contingency is appropriate. If it is probable that an ultimate loss will be incurred, we accrue a liability for the estimate of the ultimate loss.	Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) contain uncertainties because they are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.

The largest claim against us is the Gray v. Derderian case, which is discussed below. We have agreed to a settlement with the plaintiff group, and have insurance coverage in excess of the settlement amount of $18.2 million. The only contingencies remaining are court approval and ultimate payment by our insurance carrier. In the highly unlikely event that our insurance carrier goes bankrupt prior to payment, we believe there are sufficient reserves (statutorily required) to cover the $18.2 million settlement.

We also have several environmental clean-up activities related to current and closed facilities that mostly involve soil and groundwater contamination. Based upon facts available at this time, we believe reserves are adequate, however cost estimates could change as we determine more about the severity and cost of remediation.

PART II

Contingencies

Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.

On July 22, 2004, we were named as one of approximately 80 defendants in several cases consolidated as Gray v. Derderian, Case No. 1:04-CV-312-L, U.S.D.C. R.I. This litigation resulted from a nightclub fire in West Warwick, Rhode Island involving multiple deaths and injuries. There are in excess of 550 plaintiffs in the litigation. Along with other foam manufacturing defendants, Leggett is alleged to have manufactured and sold bulk polyurethane foam to a foam fabricator in Rhode Island, who in turn, is alleged to have fabricated and sold foam sheets to the nightclub. The foam was among other materials alleged to have caught fire when pyrotechnics were ignited inside the nightclub.

We believe we did not manufacture the foam subject to the lawsuit and that we have valid defenses to the claims. Nevertheless, with our consent, our primary insurance carrier reached a tentative settlement with counsel for all plaintiffs on April 29, 2008 and we executed the final settlement agreement on October 6, 2009. The settlement agreement is subject to various court approvals and the signature of all plaintiffs. Pursuant to the settlement agreement, we would pay a $2 million self-insured retention. The remainder of the $18.2 million settlement would be paid by our insurance carrier. We do not believe the settlement or the outcome will have a material effect on Leggett’s financial condition, operating cash flows or results of operations. We recorded $2 million of expense in 2008 and currently have a $16.2 million receivable from the insurance carrier and an $18.2 million liability related to this matter, that is included in current assets and current liabilities, respectively, in the Consolidated Balance Sheets.

NEW ACCOUNTING STANDARDS

We adopted new accounting guidance in 2009 as discussed in Note A to the Consolidated Financial Statements on page 82. The Financial Accounting Standards Board has also issued accounting guidance effective for future periods (that we have not yet adopted), but we do not believe this new guidance will have a material impact on our future financial statements.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was less than its carrying value by $71.1 at December 31, 2009, and less than its carrying value by $107.1 at December 31, 2008. The increase in the fair market value of the Company’s debt is primarily due to the decrease in credit spreads over risk-free rates as compared to the prior year end. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2009 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2010	2011	2012	2013	2014	Thereafter	2009	2008
Principal fixed rate debt	$—	$—	$—	$200.0	$180.0	$350.0	$730.0	$745.0
Average interest rate	—%	—%	—%	4.70%	4.65%	4.77%	4.72%	4.77%
Principal variable rate debt	8.5	0.5	0.5	—	—	21.5	31.0	31.5
Average interest rate	0.43%	0.52%	0.52%	—%	—%	0.56%	0.52%	1.83%
Miscellaneous debt*							38.4	97.1

Total debt							799.4	873.6
Less: current maturities							(10.1)	(22.4)

Total long-term debt							$789.3	$851.2

*	Includes $25 and $77 of commercial paper in 2009 and 2008, respectively, supported by a $600 revolving credit agreement which terminates in 2012.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges, fair value hedges and net investment hedges is provided in Note S on page 115 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

PART II

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries, including those held for sale, at December 31 is as follows:

Functional Currency	2009	2008
European Currencies	$324.8	$287.4
Canadian Dollar	236.3	205.1
Chinese Renminbi	157.9	160.0
Mexican Peso	38.4	51.6
Other	63.2	44.5

Total	$820.6	$748.6

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

Item  9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2009 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2009, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 71, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 72 of this Form 10-K. Each is incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The section entitled “Proposal 1—Election of Directors” and subsections entitled “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2010, are incorporated by reference.

Directors of the Company

Directors are elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 13, 2010. If a nominated director fails to receive an affirmative majority of the votes cast in the director election, the director has offered to resign from the Board. The Board, in its discretion, may accept the resignation.

Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Messrs. Haffner and Glassman provide that they may terminate the agreement if not elected as a director. See the Exhibit Index on page 123 for reference to the agreements.

Robert E. Brunner, age 52, has been the Executive Vice President of Illinois Tool Works (ITW), a diversified manufacturer of advanced industrial technology, since 2006. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace College. Mr. Brunner’s experience and leadership with ITW, as a diversified manufacturer with a global footprint, provides valuable insight to our Board on operational and international issues. As a director of the National Association of Manufacturers, his familiarity with public policy issues and advocacy affecting the Company is a great asset. He was first elected as a director of the Company in 2009.

Ralph W. Clark, age 69, held various executive positions at International Business Machines Corporation (IBM) from 1988 until 1994, including Division President—General and Public Sector. He also served as Chairman of Frontec AMT Inc., a software company, from 1994 until his retirement in 1998 when the company was sold. Mr. Clark holds a master’s degree in economics from the University of Missouri. Through Mr. Clark’s career with IBM and Frontec and his current board service with privately-held companies, he has valuable experience in general management, marketing, information technology, finance and strategic planning. He was first elected as a director of the Company in 2000.

R. Ted Enloe, III, age 71, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. He also served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent

PART III

traffic systems, from 2003 to 2005. Mr. Enloe currently serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. He holds a bachelor’s degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe brings extensive knowledge of public and private company operations and oversight from his past and present directorships in various industries. His wide-ranging experience combined with his intimate knowledge of the Company from over forty years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969.

Richard T. Fisher, age 71, has been Senior Managing Director, Midwest Division of Oppenheimer & Co., an investment banking firm, since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher holds a degree in economics from the Wharton School of the University of Pennsylvania. Mr. Fisher’s career in investment banking provides the Board a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets. His valuable business skills and long-term perspective of the Company fully inform his leadership as the Company’s independent Board Chair. He was first elected as a director of the Company in 1972 and has served as the independent Board Chair since 2008.

Karl G. Glassman, age 51, was appointed Chief Operating Officer of the Company in 2006 and Executive Vice President in 2002. He previously served the Company as President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, President of Bedding Components from 1996 to 1998, and in various capacities since 1982. He holds a degree in business management and finance from California State University—Longbeach. With over two decades experience between leading the Company’s largest segment and as its Chief Operating Officer, Mr. Glassman provides in-depth operational knowledge to the Board and is a key interface between the Board’s oversight and strategic planning and its implementation at all levels of the Company around the world. Mr. Glassman was first elected as a director of the Company in 2002.

David S. Haffner, age 57, was appointed Chief Executive Officer of the Company in 2006 and has served as President of the Company since 2002. He previously served as the Company’s Chief Operating Officer from 1999 to 2006, Executive Vice President from 1995 to 2002 and in other capacities since 1983. Mr. Haffner serves as a director of Bemis Company, Inc., a manufacturer of flexible packaging and pressure sensitive materials. He holds a bachelor’s degree in engineering from the University of Missouri and a master’s degree in business administration from the University of Wisconsin. As the Company’s CEO, Mr. Haffner provides comprehensive insight to the Board across the spectrum from strategic planning to implementation to execution and reporting, as well as its relationships with investors, the finance community and other key stakeholders. Mr. Haffner was first elected as a director of the Company in 1995.

Joseph W. McClanathan, age 57, has served as President and Chief Executive Officer of the Energizer Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, since November 2007. Prior to his current position, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Through his leadership experience at Energizer, Mr. McClanathan

PART III

offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.

Judy C. Odom, age 57, served as Chairman of the Board and Chief Executive Officer of Software Spectrum, Inc., a computer software company, until 2002. She is a director of Harte Hanks Inc., a direct marketing company. Ms. Odom has been a Certified Public Accountant and holds a degree in business administration from Texas Tech University. Ms. Odom’s background in accounting, finance and as a board chair and CEO provide her with leadership and technical expertise to chair our Audit Committee. Her entrepreneurial experience in co-founding Software Spectrum provides a valuable point of view, especially as the Company evaluates new growth opportunities. Ms. Odom was first elected as a director of the Company in 2002.

Maurice E. Purnell, Jr., age 70, has been Of Counsel to the law firm of Locke Lord Bissell & Liddell LLP, or its predecessor firm, since 2002, where he had been a partner since 1972. Mr. Purnell holds a bachelor’s degree in history from Washington & Lee University, a master’s in business administration from the Wharton School of the University of Pennsylvania and a law degree from Southern Methodist University. With over forty years of experience in securities law, financing and acquisitions in his corporate law practice, Mr. Purnell is well suited to advise the Board on business and compliance matters and chair our Nominating & Corporate Governance Committee. He was first elected as a director of the Company in 1988.

Phoebe A. Wood, age 56, served as Vice Chairman, Chief Financial Officer and in other capacities at Brown-Forman Corporation, a diversified consumer products manufacturer, from 2001 until her retirement in 2008. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager. She holds a bachelor’s degree from Smith College and a master’s in business administration from UCLA. From her career in finance, culminating as the CFO of Brown-Forman, Ms. Wood provides the Board with a wealth of understanding on the financing, accounting and compliance issues it faces in overseeing Leggett. Ms. Wood was first elected as a director of the Company in 2005.

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

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12 month period. We routinely post important information to our website. However, the Company’s website does not constitute part of this Annual Report on Form 10-K.

PART III

Item 11. Executive Compensation.

The subsections entitled “Board and Committee Composition and Meetings” and “Director Compensation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2010, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2010, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2010, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 13, 2010, are incorporated by reference.

PART IV

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

The Reports, Financial Statements and Financial Statement Schedule listed below are included in this Form 10-K:

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.

(b) Exhibits—See Exhibit Index beginning on page 123.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2009, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2009.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 72 of this Form 10-K.

/s/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN
David S. Haffner President and Chief Executive Officer	Matthew C. Flanigan Senior Vice President and Chief Financial Officer

February 23, 2010	February 23, 2010

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Leggett & Platt, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PART IV

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

/S/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO

February 24, 2010

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year ended December 31
(Amounts in millions, except per share data)	2009	2008	2007
Net sales	$3,055.1	$4,076.1	$4,250.0
Cost of goods sold	2,425.4	3,384.9	3,454.2

Gross profit	629.7	691.2	795.8
Selling and administrative expenses	363.0	423.2	429.7
Amortization of intangibles	20.7	24.5	23.3
Impairment of goodwill	—	—	142.6
Other expense, net	15.7	11.2	3.8

Earnings from continuing operations before interest and income taxes	230.3	232.3	196.4
Interest expense	37.4	48.4	58.6
Interest income	5.5	8.7	9.5

Earnings from continuing operations before income taxes	198.4	192.6	147.3
Income taxes	77.3	65.1	82.4

Earnings from continuing operations	121.1	127.5	64.9
Loss from discontinued operations, net of tax	(6.1)	(18.5)	(70.6)

Net earnings (loss)	115.0	109.0	(5.7)
(Earnings) attributable to noncontrolling interest, net of tax	(3.2)	(4.6)	(5.5)

Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$111.8	$104.4	$(11.2)

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$0.74	$0.73	$0.33

Diluted	$0.74	$0.73	$0.33

Loss per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$(0.04)	$(0.11)	$(0.39)

Diluted	$(0.04)	$(0.11)	$(0.39)

Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$0.70	$0.62	$(0.06)

Diluted	$0.70	$0.62	$(0.06)

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$260.5	$164.7
Accounts and other receivables, net	469.5	550.5
Inventories
Finished goods	221.9	309.4
Work in process	44.7	46.8
Raw materials and supplies	201.2	266.1
LIFO reserve	(58.7)	(127.3)

Total inventories, net	409.1	495.0
Other current assets	58.1	65.6
Current assets held for sale	16.4	31.0

Total current assets	1,213.6	1,306.8

Property, Plant and Equipment—at cost
Machinery and equipment	1,127.7	1,103.4
Buildings and other	612.8	592.7
Land	49.6	44.7

Total property, plant and equipment	1,790.1	1,740.8
Less accumulated depreciation	1,121.5	1,059.4

Net property, plant and equipment	668.6	681.4
Other Assets
Goodwill	928.2	875.6
Other intangibles, less accumulated amortization of $98.2 and $76.9 at December 31, 2009 and 2008, respectively	171.1	197.4
Sundry	52.5	70.5
Non-current assets held for sale	27.2	30.2

Total other assets	1,179.0	1,173.7

TOTAL ASSETS	$3,061.2	$3,161.9

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$10.1	$22.4
Accounts payable	199.4	175.3
Accrued expenses	229.7	234.9
Other current liabilities	92.7	84.2
Current liabilities held for sale	3.2	7.4

Total current liabilities	535.1	524.2

Long-term Liabilities
Long-term debt	789.3	851.2
Other long-term liabilities	112.3	98.4
Deferred income taxes	49.0	17.2

Total long-term liabilities	950.6	966.8

Commitments and Contingencies

Equity
Capital stock
Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	467.7	496.1
Retained earnings	2,013.3	2,062.1
Accumulated other comprehensive income	104.8	11.4
Less treasury stock—at cost (50.0 and 43.0 shares at December 31, 2009 and 2008, respectively)	(1,033.8)	(918.6)

Total Leggett & Platt, Inc. equity	1,554.0	1,653.0
Noncontrolling interest	21.5	17.9

Total equity	1,575.5	1,670.9

TOTAL LIABILITIES AND EQUITY	$3,061.2	$3,161.9

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
(Amounts in millions)	2009	2008	2007
Operating Activities
Net earnings (loss)	$115.0	$109.0	$(5.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	109.6	115.9	156.9
Amortization	20.7	24.5	26.5
Impairment charges:
Goodwill	3.0	25.6	243.0
Other long-lived assets	2.8	19.2	44.1
Provision for losses on accounts and notes receivable	29.5	23.4	8.5
Writedown of inventories	16.2	27.1	22.5
Net (gain) loss from sales of assets	(3.0)	2.3	(35.8)
Deferred income tax expense (benefit)	44.0	25.5	(56.1)
Stock-based compensation	38.0	41.6	49.0
Other	3.9	(10.7)	(12.4)
Other changes, excluding effects from acquisitions and divestitures:
Decrease in accounts and other receivables	105.7	36.5	90.4
Decrease in inventories	87.6	49.9	65.5
Decrease in other current assets	1.4	9.5	10.5
Increase (decrease) in accounts payable	18.4	(46.8)	13.0
Decrease in accrued expenses and other current liabilities	(27.5)	(16.3)	(6.2)

Net Cash Provided by Operating Activities	565.3	436.2	613.7
Investing Activities
Additions to property, plant and equipment	(83.0)	(118.3)	(148.8)
Purchases of companies, net of cash acquired	(2.8)	(10.3)	(111.3)
Proceeds from sales of assets	14.1	407.6	111.9
Other	(.8)	(15.7)	(9.8)

Net Cash (Used for) Provided by Investing Activities	(72.5)	263.3	(158.0)
Financing Activities
Additions to debt	57.9	248.0	154.5
Payments on debt	(122.1)	(523.8)	(188.5)
Dividends paid	(157.2)	(165.1)	(124.8)
Issuances of common stock	4.0	5.9	7.2
Purchases of common stock	(192.0)	(296.5)	(237.1)
Other	.7	(2.0)	(2.8)

Net Cash Used for Financing Activities	(408.7)	(733.5)	(391.5)

Effect of Exchange Rate Changes on Cash	11.7	(6.7)	9.3

Increase (decrease) in Cash and Cash Equivalents	95.8	(40.7)	73.5
Cash and Cash Equivalents—Beginning of Year	164.7	205.4	131.9

Cash and Cash Equivalents—End of Year	$260.5	$164.7	$205.4

Supplemental Information
Interest paid	$37.8	$49.7	$59.9
Income taxes paid	44.7	51.6	118.7
Property, plant and equipment acquired through capital leases	2.3	1.6	3.5
Liabilities assumed of acquired companies	.2	.2	47.9
Long-term notes received for divestitures	.2	27.4	—

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Equity

	Year ended December 31
(Amounts in millions, except per share data)	2009	2008	2007
Common Stock
Balance, beginning and end of period	$2.0	$2.0	$2.0

Additional Contributed Capital
Balance, beginning of period	$496.1	$500.0	$493.4
Stock options and benefit plans transactions	12.1	13.1	21.4
Treasury stock issued	(41.9)	(16.7)	(16.2)
Tax benefit (expense) related to stock options	1.4	(.3)	1.4

Balance, end of period	$467.7	$496.1	$500.0

Retained Earnings
Balance, beginning of period	$2,062.1	$2,122.3	$2,270.7
Adjustment to apply pension measurement date provision	—	.5	—
Net earnings (loss)	111.8	104.4	(11.2)
Cash dividends declared (per share: 2009—$1.02; 2008—$1.00; 2007—$.78)	(160.6)	(165.1)	(137.2)

Balance, end of period	$2,013.3	$2,062.1	$2,122.3

Treasury Stock
Balance, beginning of period	$(918.6)	$(685.1)	$(490.6)
Treasury stock purchased	(196.2)	(297.9)	(245.0)
Treasury stock issued	81.0	64.4	50.5

Balance, end of period	$(1,033.8)	$(918.6)	$(685.1)

Accumulated Other Comprehensive Income
Balance, beginning of period	$11.4	$193.5	$75.6
Changes in foreign currency translation adjustments, net investment and cash flow hedges, and defined benefit plans, net of tax	93.4	(182.1)	117.9

Balance, end of period	$104.8	$11.4	$193.5

Total Leggett & Platt, Inc. Equity	$1,554.0	$1,653.0	$2,132.7

Noncontrolling Interest
Balance, beginning of period	$17.9	$15.5	$16.4
Net earnings	3.2	4.6	5.5
Foreign currency translation adjustments	.8	.6	.5
Dividends paid to noncontrolling interest	(1.9)	(2.7)	(7.5)
Other	1.5	(.1)	.6

Balance, end of period	$21.5	$17.9	$15.5

Total Equity	$1,575.5	$1,670.9	$2,148.2

Comprehensive Income (Loss) Attributable to Leggett & Platt, Inc. Before Noncontrolling Interest
Net earnings (loss)	$115.0	$109.0	$(5.7)
Foreign currency translation adjustments	96.0	(145.9)	94.5
Net investment hedges	—	2.3	(1.1)
Cash flow hedges	.4	(1.9)	2.9
Other	—	—	.2
Defined benefit plans	(2.2)	(36.0)	21.9

Total Comprehensive Income (Loss) Attributable to Leggett & Platt, Inc. Before Noncontrolling Interest	$209.2	$(72.5)	$112.7

Comprehensive (Income) Attributable to Noncontrolling Interest
Net (earnings)	$(3.2)	$(4.6)	$(5.5)
Foreign currency translation adjustments	(.8)	(.6)	(.5)

Total Comprehensive (Income) Attributable to Noncontrolling Interest	$(4.0)	$(5.2)	$(6.0)

Total Comprehensive Income (Loss) Attributable to Leggett & Platt, Inc.	$205.2	$(77.7)	$106.7

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2009, 2008 and 2007

A—Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its majority-owned subsidiaries (“we” or “our”). To facilitate timely financial reporting, many subsidiaries outside of the United States are consolidated as of and for a fiscal year ended November 30. Management does not expect foreign exchange restrictions to significantly impact the ultimate realization of amounts consolidated in the accompanying financial statements for subsidiaries located outside the United States. All intercompany transactions and accounts have been eliminated in consolidation.

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

INVENTORIES: All inventories are stated at the lower of cost or market. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The cost for approximately 60% of our inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals and foam scrap. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost at December 31, 2009 and 2008 approximated expected replacement cost.

Inventories are reviewed at least quarterly for slow moving and potentially obsolete items using actual inventory turnover, and if necessary, are written down to estimated net realizable value. Reserves for slow moving and obsolete inventory not held for sale on a FIFO basis were $42.1 and $38.0, as of December 31, 2009 and 2008, respectively, for a net increase of $4.1.

PLANNED DIVESTITURES: Significant accounting policies associated with a decision to dispose of a business are discussed below:

Discontinued Operations—A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the business after the disposal transactions. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

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

Assets Held for Sale—An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond our control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

GOODWILL: Goodwill results from the acquisition of existing businesses and is not amortized; it is assessed for impairment annually and as triggering events may occur. We perform our annual review in the second quarter of each year. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. Reporting units are business groups one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

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

OTHER INTANGIBLE ASSETS: Substantially all other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 to 40 years with a weighted average of 15 years and are evaluated for impairment using a process similar to that used in evaluating the recoverability of property, plant and equipment.

STOCK-BASED COMPENSATION: The cost of employee services received in exchange for all equity awards granted is based on the fair market value of the award as of the grant date. Expense is recognized net of an estimated forfeiture rate using the straight line method over the vesting period of the award.

SALES RECOGNITION: We recognize sales when title and risk of loss pass to the customer. The terms of our sales are split approximately evenly between FOB shipping point and FOB destination. The timing of our recognition of FOB destination sales is determined based on shipping date and distance to the destination. We have no significant or unusual price protection, right of return or acceptance provisions with our customers nor is it our practice to replace goods damaged or lost in transit. Sales allowances and discounts can be reasonably estimated throughout the period and are deducted from sales in arriving at net sales.

SHIPPING AND HANDLING FEES AND COSTS: Shipping and handling costs are included as a component of “Cost of goods sold.” Shipping and handling costs billed to customers are included in “Net sales.”

RESTRUCTURING COSTS: Restructuring costs are items such as employee termination, contract termination, plant closure and asset relocation costs related to exit activities. Restructuring-related items are inventory writedowns and gains or losses from sales of assets recorded as the result of exit activities. We recognize a liability for costs associated with an exit or disposal activity when the liability is incurred. Certain termination benefits for which employees are required to render service are recognized ratably over the respective future service periods.

INCOME TAXES: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. A valuation allowance is provided to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized. A provision is also made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. This provision would be substantially offset by available foreign tax credits.

The calculation of our U.S., state, and foreign tax liabilities involves dealing with uncertainties in the application of complex global tax laws. We recognize potential liabilities for anticipated tax issues which might arise in the U.S. and other tax jurisdictions based on management’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Conversely, if the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to tax expense would result.

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute engineered products for the various end markets described in Note F. Operations are principally located in the United States, although we also have operations in Europe, Asia, Canada, Latin America, Australia and South Africa.

We perform ongoing credit evaluations of our customers’ financial conditions and generally require no collateral from our customers, some of which are highly leveraged. We maintain allowances for potential credit losses and such losses have generally been within management’s expectations.

We have no material guarantees or liabilities for product warranties which require disclosure.

From time to time, we will enter into contracts to hedge foreign currency denominated transactions, natural gas purchases, and interest rates related to our debt. To minimize the risk of counterparty default, only highly-rated financial institutions that meet certain requirements are used. We do not anticipate that any of the financial institution counterparties will default on their obligations.

The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments.

OTHER RISKS: Although we obtain insurance for workers’ compensation, automobile, product and general liability, property loss and medical claims, we have elected to retain a significant portion of expected losses through the use of deductibles. Accrued liabilities include estimates for both unpaid, reported claims and for claims incurred but not yet reported. Provisions for losses are recorded based upon estimates of the aggregate liability for claims incurred utilizing our prior experience and information provided by our third-party administrators and insurance carriers.

DERIVATIVE FINANCIAL INSTRUMENTS: We utilize derivative financial instruments to manage market and financial risks related to interest rates, foreign currency and commodities. We seek to use derivative contracts that qualify for hedge accounting treatment; however some instruments that economically manage currency risk may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments.

Under hedge accounting, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. The process includes the linking of the derivative instruments that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess both at inception and on a quarterly basis thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be highly effective, deferred gains or losses are recorded in the Consolidated Statements of Operations.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in “Other current” or “Sundry” assets or “Other current” or “Other long-term” liabilities.

On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:

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

Fair Value Hedge—The hedge of a recognized asset or liability or an unrecognized firm commitment is designated as a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the Consolidated Statements of Operations on the same line as the hedged item.

Net Investment Hedge—The hedge of a net investment in a foreign operation is designated as a net investment hedge. The effective portion of the change in the fair value of derivatives, based upon spot rates, used as a net investment hedge of a foreign operation is recorded in other comprehensive income on the Consolidated Statements of Changes in Equity. Any ineffective portion of the change in the fair value of an instrument designated as a net investment hedge is recorded in the Consolidated Statements of Operations.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2009 presentation:

•	In the Consolidated Balance Sheets—noncontrolling interests have been reclassified from “Other long-term liabilities” to “Noncontrolling interest” within “Equity.”

•	In the Consolidated Statements of Operations—noncontrolling interests have been reclassified from “Other expense (income), net” to “(Earnings) attributable to noncontrolling interest, net of tax.”

•

In the Consolidated Statements of Cash Flows—noncontrolling interests have been reclassified between “Net earnings” and “Other adjustments to reconcile net earnings to net cash provided by operating activities” and to reflect separate presentation of “Provision for losses on accounts and notes receivables.”

•	In the Consolidated Statements of Changes in Equity—balance sheet activity as well as comprehensive income information has been added for noncontrolling interest.

•

In Notes F, G, I and O of Notes to Consolidated Financial Statements—Segment Information, EBIT for Commercial Fixturing & Components and Specialized Products has been retrospectively adjusted to include noncontrolling interest.

•	In Note F of Notes to Consolidated Financial Statements—Segment Information, long-lived assets by geographic location have been retrospectively adjusted to include only tangible long-lived assets.

NEW ACCOUNTING GUIDANCE: In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”) which was effective beginning with our September 30, 2009 reporting period. While the guidance was not intended to change GAAP, it did change the way we reference these accounting principles in the Notes to Consolidated Financial Statements.

In December 2007, the FASB issued guidance for presentation of noncontrolling interest in consolidated financial statements, which was effective for us beginning January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements, but as required by the guidance, noncontrolling interest is now presented as a component of equity. Also, net income attributable to the parent and to the noncontrolling interest is presented separately. Prior year information has been retrospectively adjusted as described above.

In December 2008, the FASB issued guidance for additional disclosure surrounding defined benefit pension plan assets effective for our December 31, 2009 financial statements and is included in Note M.

B—Discontinued Operations and Assets Held for Sale

During 2007 we completed an extensive review of our business portfolio and determined that we would exit certain of our business activities. This included the divestiture of some operations, the pruning of some business and the closure of certain underperforming plants, referred to as the 2007 Strategic Plan. Details related to completed divestitures are discussed below.

Third quarter 2009

•	Coated Fabrics unit—No significant gains or losses were realized on the sale of this unit, which was previously reported in the Residential Furnishings segment.

Fourth quarter 2008

•

Fibers unit—The sale of this unit resulted in a pre-tax loss of $8.6 ($7.8 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously reported in the Residential Furnishings segment.

Third quarter 2008

•

Aluminum Products segment—This segment was sold for $300 in cash, a $25 subordinated promissory note (fair value of $14.1), and shares of preferred stock (no book value, with face value not to exceed $25, dependent upon future performance of the divested business). The sale of this business resulted in a pre-tax gain of $7.6 ($16.0 gain after taxes) that is reported within earnings from discontinued operations.

Late in the second quarter of 2009, we learned that this business needed a capital infusion due to deterioration in business conditions and determined that the collectability of the promissory note was not reasonably assured. We recorded a $10.6 non-cash reduction in the value of the promissory note that is reported in “Other expense (income), net” on the Statements of Operations. On June 30, 2009, we surrendered the promissory note, and in exchange, received $15 face amount (fair value of $3.5) of redeemable preferred stock. The fair value estimate incorporated various inputs related to the aluminum operations including: historical financial information, assumptions about future revenue, earnings, and cash flows and earnings ratios for comparable publicly-traded companies with similar characteristics. Management believes it was in our best interest to accept the preferred stock in exchange for the promissory note due to the higher likelihood of recovery resulting from the modification to the buyer’s capital structure.

•

Wood Products unit—The sale of this unit resulted in a pre-tax loss of $4.1 ($4.4 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously part of the Residential Furnishings segment.

•

Plastics unit—The sale of this unit resulted in a pre-tax loss of $9.4 ($6.7 loss net of tax) that is reported within earnings from discontinued operations. This unit was previously reported in the Commercial Fixturing & Components segment.

•

The dealer portion of the Commercial Vehicle Products unit—The sale of this business resulted in a pre-tax gain of $.4 ($.3 gain after taxes) that is reported within earnings from discontinued operations. This business was previously reported in the Specialized Products segment.

First quarter 2008

•

One automotive seating components operation—The sale of this business resulted in a pre-tax loss of $2.5 ($1.7 loss net of tax) that is reported within earnings from discontinued operations. This business was previously part of the Specialized Products segment.

•

One metal store fixture operation—This operation was classified as held for sale at December 31, 2007, but did not meet the requirements for discontinued operations. The results for this operation (including a pre-tax gain on sale of $1.5) are included in the Commercial Fixturing & Components segment. The pre-tax gain is reported in “Other expense (income), net”.

First quarter 2007

•	In 2007 we sold our Prime Foam Products unit which was previously part of the Residential Furnishings segment.

At December 31, 2009 we had one remaining business held for sale (Storage Products). Pre-tax proceeds (fair value less costs to sell) from Storage Products are expected to recover the carrying value of the assets held for sale as presented in the following tables. Although market conditions have delayed the timing of this disposition we are fully committed to selling and actively marketing this business. The net assets held for sale may fluctuate due to changes in working capital until this business is divested.

Results from discontinued operations and activity directly related to these divestitures subsequent to the date of sale for the years ended December 31 were as follows:

	2009	2008	2007
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$—	$44.4
Wood Products Unit	—	42.3	52.6
Fibers Unit	—	77.6	88.3
Coated Fabrics Unit (1)	12.4	36.0	56.4
Commercial Fixturing & Components:
Plastics Unit	—	33.4	44.7
Storage Products Unit	54.8	79.5	92.9
Aluminum Products Segment	—	270.5	493.8
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	—	45.4	88.5
An automotive seating components operation	—	3.9	37.3

External sales	$67.2	$588.6	$998.9

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$.1	$(2.5)	$25.4
Wood Products Unit (3)	(.3)	(1.9)	(12.4)
Fibers Unit (3)	(.2)	(15.9)	5.0
Coated Fabrics Unit (3)	(.7)	(7.0)	(13.4)
Commercial Fixturing & Components:
Plastics Unit	(.2)	(4.2)	5.0
Storage Products Unit (2)(3)	.9	(9.1)	5.7
Aluminum Products Segment (3)(4)	(4.0)	24.7	(77.7)
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit (3)	(.4)	(13.0)	(25.0)
An automotive seating components operation (3)	—	(3.1)	(15.1)

Loss before interest and income taxes	(4.8)	(32.0)	(102.5)
Interest expense	—	(1.0)	(2.3)
Income tax (expense) benefit	(1.3)	14.5	34.2

Loss from discontinued operations, net of tax	$(6.1)	$(18.5)	$(70.6)

(1)	In the first quarter 2008, the Coated Fabrics unit met the criteria for held for sale and discontinued operations. All others met the criteria during 2007.
(2)	In the fourth quarter 2009, pre-tax impairment charges of $3.0 were recorded for the Storage Products unit to reflect an updated estimate of fair value less costs to sell, as discussed in Note C.

(3)	During 2008 and 2007, goodwill and other impairment charges were recorded to reflect estimates of fair value less costs to sell, as discussed in Note C.
(4)	In the fourth quarter 2009 we recorded charges for an environmental issue related to an aluminum property that was sold prior to the divestiture of this business.

Net assets held for sale by segment at December 31 were as follows:

	2009			2008
	Assets	Liabilities	Net Assets	Assets	Liabilities	Net Assets
Residential Furnishings	$9.4	$—	$9.4	$14.2	$3.1	$11.1
Commercial Fixturing & Components	23.5	3.2	20.3	33.9	4.3	29.6
Aluminum Products	1.1	—	1.1	1.4	—	1.4
Industrial Materials	2.1	—	2.1	3.6	—	3.6
Specialized Products	7.5	—	7.5	8.1	—	8.1

Net assets held for sale	$43.6	$3.2	$40.4	$61.2	$7.4	$53.8

These tables include $22.2 and $21.9 of property, plant and equipment held for sale at December 31, 2009 and 2008, respectively, primarily associated with the closings of various operations and prior year restructurings not associated with the 2007 Strategic Plan. These amounts also include land and buildings retained when we divested the Aluminum Products segment.

The major classes of assets and liabilities held for sale included in our Consolidated Balance Sheets were as follows:

	2009	2008
Receivables, net	$4.8	$10.4
Inventories	11.4	20.4
Prepaid expenses and other current assets	.2	.2

Total current assets held for sale	16.4	31.0

Property, plant and equipment, net	27.2	27.0
Goodwill	—	3.0
Patents and other intangible assets, net	—	.2

Total non-current assets held for sale	27.2	30.2

Total assets held for sale	$43.6	$61.2

Accounts payable	$2.3	$4.6
Accrued expenses	.9	2.8

Total current liabilities held for sale	3.2	7.4

Total liabilities held for sale	$3.2	$7.4

Net assets held for sale	$40.4	$53.8

C—Impairment Charges

Goodwill

Goodwill is required to be tested for impairment at least once a year or as triggering events may occur. We perform our annual goodwill impairment review in June of each year as discussed in Note A.

Fair value of reporting units is determined using a combination of two valuation methods: a market approach and an income approach with each method given equal weight in determining the fair value assigned to each reporting unit. Absent an indication of fair value from a potential buyer or similar specific transaction, we believe that the use of these two methods provides a reasonable estimate of a reporting unit’s fair value. Assumptions common to both methods are operating plans and economic projections, which are used to project future revenues, earnings, and after tax cash flows for each reporting unit. These assumptions are applied consistently for both methods.

The market approach estimates fair value by first determining price to earnings ratios for comparable publicly-traded companies with similar characteristics of the reporting unit. The price to earnings ratio for comparable companies is based upon current enterprise value compared to projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a 25% control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units.

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

Later in the year, as part of the strategic review (discussed in Note B), which was broader in scope, more strategic in nature, and more long-term oriented than any previous reviews, we assessed the structure and financial attractiveness of our various markets, and our competitive position in those markets. Based upon new facts and perspectives obtained from this review, we reduced the operating margin and growth rate expectations for several of our business units. We determined the finalization and approval of the activities associated with the strategic plan was considered a triggering event and step one of the impairment test indicated potential goodwill impairment in the Fixture & Display and Aluminum Products reporting units.

We performed the second step of the goodwill impairment test for these reporting units to determine the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

The deterioration in the economic and financial climate in the fourth quarter of 2008 and the associated revision to earnings as a result of lower demand was considered a triggering event. An interim goodwill impairment analysis was performed in the fourth quarter 2008 that confirmed fair values exceeded carrying value for all reporting units. Future cash flow assumptions were reduced to reflect lowered sales and production levels for 2009 and 2010, returning to historical levels thereafter. Other significant assumptions included (i) 10-year compound annual growth rates ranging from 2-6%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 11-12%.

2009 Goodwill Impairment Review

The annual goodwill impairment review performed in June 2009, indicated no goodwill impairments. There were no triggering events in 2009 that required an additional goodwill review.

Reporting units’ fair values in relation to their respective carrying values are:

Percentage of fair value in excess of carrying value	December 31, 2009 goodwill value
10 – 20%	$373.4
20 – 30%	112.3
30% +	442.5

$928.2

Significant assumptions used in the June 2009 review included (i) 10-year compound annual growth rates ranging from 2-9%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 10.5-12.0%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Businesses Held for Sale

In November 2007, we determined that we would exit certain of our business activities, and adopted a new strategic plan which required us to perform certain impairment reviews in the fourth quarter. As a result of this review, goodwill and asset impairments were recorded in 2007 relating to held-for-sale locations as summarized in the table below.

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

In the fourth quarter of 2009, we recorded $3.0 impairment for the remaining goodwill associated with the Storage Products Unit. As a result, the carrying value of these assets held for sale approximated fair value less costs to sell at December 31, 2009. Fair value and the resulting impairment charge were based primarily upon offers from potential buyers.

Other Long-Lived Assets

As discussed in Note A, other long-lived assets are tested for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As a result of the deterioration in the economic and financial climate in the fourth quarter of 2008, we performed an impairment review and determined that intangible assets associated with supply agreements in Latin America were impaired due to a significant reduction in the expected future cash flows associated with these agreements, resulting in an impairment of $9.5 in the Residential Furnishings segment.

We also recorded other various impairments as presented in the table below which did not individually result in a material charge to earnings for the periods presented. These impairments are primarily related to intangibles in 2008 and to property, plant and equipment in 2009 and 2007. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers for fixed assets and discounted cash flows for intangibles.

The pre-tax impact of impairment charges on continuing and discontinued operations is summarized in the following table. Asset impairments associated with continuing operations are reported on the Statements of Operations in “Impairment of goodwill” and “Other expense, net.” Charges associated with discontinued operations are reported on the Statements of Operations in “Loss from discontinued operations, net of tax.” Of the total impairment charges for the years ended December 31, 2009, 2008 and 2007, $3.0, $32.3 and $276.7, respectively, were associated with the 2007 Strategic Plan.

	2009			2008
	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments
Impairment charges recognized in continuing operations
Residential Furnishings	$—	$.6	$.6	$—	$10.0	$10.0
Commercial Fixturing & Components:
Fixture & Display Group	—	.6	.6	—	2.2	2.2
Industrial Materials	—	.3	.3	—	.6	.6
Specialized Products	—	1.0	1.0	—	.5	.5

Total impairment charges recognized in continuing operations	$—	$2.5	$2.5	$—	$13.3	$13.3

Impairment charges recognized in discontinued operations
Residential Furnishings:
Wood Products Unit	$—	$—	$—	$—	$—	$—
Coated Fabrics Unit	—	—	—	4.1	—	4.1
Fibers Unit	—	—	—	11.0	—	11.0
Commercial Fixturing & Components:
Storage Products Unit	3.0	—	3.0	10.5	.3	10.8
Aluminum Products Segment	—	.3	.3	—	—	—
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	—	—	—	—	5.6	5.6
An automotive seating components operation	—	—	—	—	—	—

Total impairment charges recognized in discontinued operations	$3.0	$.3	$3.3	$25.6	$5.9	$31.5

Total impairment charges	$3.0	$2.8	$5.8	$25.6	$19.2	$44.8

	2007
	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments
Impairment charges recognized in continuing operations
Residential Furnishings	$—	$1.8	$1.8
Commercial Fixturing & Components:
Fixture & Display Group	142.6	3.4	146.0
Industrial Materials	—	.9	.9
Specialized Products	—	—	—

Total impairment charges recognized in continuing operations	$142.6	$6.1	$148.7

Impairment charges recognized in discontinued operations
Residential Furnishings:
Wood Products Unit	$2.9	$10.1	$13.0
Coated Fabrics Unit	—	5.2	5.2
Fibers Unit	—	—	—
Commercial Fixturing & Components:
Storage Products Unit	—	—	—
Aluminum Products Segment	83.3	6.1	89.4
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	10.3	10.0	20.3
An automotive seating components operation	3.9	6.6	10.5

Total impairment charges recognized in discontinued operations	$100.4	$38.0	$138.4

Total impairment charges	$243.0	$44.1	$287.1

D—Restructuring

We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the “2007 Strategic Plan” described below, none of these initiatives have individually resulted in a material charge to earnings for any of the periods presented. Our total restructuring-related costs for the three years ended December 31 were comprised of:

	Year ended December 31
	2009	2008	2007
Continuing Operations
Charged to other expense, net:
Severance and other restructuring costs	$8.7	$17.9	$14.2
Loss (gain) from sale of assets	.3	(10.4)	(8.9)

	9.0	7.5	5.3

Charged to cost of goods sold:
Inventory obsolescence and other	.5	11.8	4.5

	.5	11.8	4.5

Discontinued Operations
Severance and other restructuring costs	.1	3.0	1.3
Inventory obsolescence and other	—	—	6.6
Loss from sale of assets	.4	16.5	—

	.5	19.5	7.9

Total restructuring and other special charges	$10.0	$38.8	$17.7

Total restructuring and other special charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

2007 Strategic Plan

As discussed in Note B, in November 2007, we adopted a strategic plan which included the exit of certain businesses. These exit activities were substantially complete by the end of 2008.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	Restructuring Charges 2009	(Gain)/Loss on Sale of Assets 2009	Total Amount Incurred in 2009	Total Amount Incurred in 2008	Total Amount Incurred in 2007	Total Amount Incurred To Date
Continuing Operations
Residential Furnishings	$—	$—	$—	$.5	$—	$.5
Commercial Fixturing & Components	1.0	—	1.0	1.9	4.5	7.4

Total Continuing Operations (1)	1.0	—	1.0	2.4	4.5	7.9

Discontinued Operations
Residential Furnishings	—	.3	.3	12.7	5.7	18.7
Commercial Fixturing & Components	—	.1	.1	9.4	—	9.5
Aluminum Segment	—	—	—	(7.6)	—	(7.6)
Specialized Products	.1	—	.1	3.0	.5	3.6

Total Discontinued Operations (2)	.1	.4	.5	17.5	6.2	24.2

Total (3)	$1.1	$.4	$1.5	$19.9	$10.7	$32.1

(1)	Restructuring charges associated with continuing operations are reported on the Statements of Operations in “Other expense, net.” Inventory obsolescence associated with continuing operations are reported in “Cost of goods sold.”
•	2009 restructuring charges of $1.0 are comprised of $.2 employee termination cost and $.8 of other restructuring costs.
•

2008 restructuring charges of $2.4 are comprised of $1.0 employee termination cost, $.3 of contract termination costs, $1.8 of other restructuring costs, $1.9 of inventory obsolescence, and ($2.6) of gain on sales of assets.

•	2007 restructuring charges of $4.5 are comprised of $.8 employee termination costs, $2.0 of contract termination costs and $1.7 of inventory obsolescence.
(2)	Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”
•	2009 restructuring charges of $.1 are comprised entirely of other restructuring costs.
•	2008 restructuring charges of $17.5 are comprised of $.6 employee termination costs, $.4 of other exit costs, primarily plant closure and asset relocation, and $16.5 of loss from sale of asset.
•	2007 restructuring charges of $6.2 are comprised of $.1 employee termination costs, $.4 of other exit costs and $5.7 of inventory obsolescence.
(3)	Cash charges totaled $1.1, $4.1 and $3.3 for the years ended December 31, 2009, 2008 and 2007, respectively.

The accrued liability associated with the 2007 Strategic Plan consisted of the following:

	Balance at December 31, 2007	2008 Charges	2008 Payments	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at December 31, 2009
Termination benefits	$.8	$1.6	$2.2	$.2	$.2	$.4	$—
Contract termination costs	2.0	.4	2.4	—	—	—	—
Other restructuring costs	—	2.1	1.8	.3	.9	.9	.3

	$2.8	$4.1	$6.4	$.5	$1.1	$1.3	$.3

Other Initiatives

Apart from the 2007 Strategic Plan, we have implemented various cost reduction initiatives over the last three years to improve our operating cost structures. None of these actions has individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on our financial statements:

	Year ended December 31
	2009	2008	2007
Continuing Operations
Charged to other expense, net:
Severance and other restructuring costs	$7.7	$14.8	$11.4
Loss (gain) from sale of assets	.3	(7.8)	(8.9)

	8.0	7.0	2.5

Charged to cost of goods sold:
Inventory obsolescence and other	.5	9.9	2.8

	.5	9.9	2.8

Discontinued Operations
Severance and other restructuring costs	—	2.0	.8
Inventory obsolescence and other	—	—	.9

	—	2.0	1.7

Total of Other Initiatives	$8.5	$18.9	$7.0

For the years ended 2009, 2008, and 2007, respectively, restructuring and other special charges (income) associated with continuing operations by segment were: Residential Furnishings—$2.9, $4.4, $7.1; Commercial Fixturing & Components—$4.0, $6.9, $(2.3); Industrial Materials—$.1, $.4, $(.6); Specialized Products—$1.5, $5.2, $1.1.

The accrued liability associated with Other Initiatives consisted of the following:

	Balance at December 31, 2007	2008 Charges	2008 Payments	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at December 31, 2009
Termination benefits	$.7	$8.0	$6.6	$2.1	$3.8	$4.6	$1.3
Contract termination costs	4.0	1.7	2.6	3.1	.3	2.9	.5
Other restructuring costs	.5	7.1	5.8	1.8	3.6	4.9	.5

	$5.2	$16.8	$15.0	$7.0	$7.7	$12.4	$2.3

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products	Total
Gross goodwill as of January 1, 2008	$401.4	$328.4	$69.2	$274.9	$1,073.9

Accumulated impairment losses as of January 1, 2008	—	(142.6)	—	—	(142.6)

Net goodwill as of January 1, 2008	401.4	185.8	69.2	274.9	931.3

Additions for current year acquisitions	.4	.5	—	—	.9
Adjustments to and additional consideration for prior year acquisitions	.5	8.9	—	.1	9.5
Reclass to non-current assets held for sale	(6.5)	—	—	—	(6.5)
Goodwill written off related to sale of business	(3.0)	—	—	—	(3.0)
Foreign currency translation adjustment/other	(21.9)	(12.6)	(1.0)	(21.1)	(56.6)

Net 2008 activity	(30.5)	(3.2)	(1.0)	(21.0)	(55.7)

Gross goodwill as of December 31, 2008	370.9	325.2	68.2	253.9	1,018.2
Accumulated impairment losses as of December 31, 2008	—	(142.6)	—	—	(142.6)

Net goodwill as of December 31, 2008	370.9	182.6	68.2	253.9	875.6

Additions for current year acquisitions	—	—	.4	—	.4
Adjustments to and additional consideration for prior year acquisitions	.2	7.6	—	2.0	9.8
Reclass to non-current assets held for sale	—	—	—	—	—
Goodwill written off related to sale of business	—	—	—	—	—
Foreign currency translation adjustment/other	15.1	7.8	.2	19.3	42.4

Net 2009 activity	15.3	15.4	.6	21.3	52.6

Gross goodwill as of December 31, 2009	386.2	340.6	68.8	275.2	1,070.8
Accumulated impairment losses as of December 31, 2009	—	(142.6)	—	—	(142.6)

Net goodwill as of December 31, 2009	$386.2	$198.0	$68.8	$275.2	$928.2

In 2009 and 2008, we recorded goodwill impairment charges as outlined in Note C.

Intangible assets purchased during 2009 and 2008 included in “Other intangibles” on the Consolidated Balance Sheets are as follows:

	Year ended December 31
	2009		2008
	Gross Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Weighted Average Amortization Period in Years
Non-compete agreements	$—	—	$2.6	10.0
Customer related intangibles	—	—	.7	11.1
Patents and trademarks	1.4	19.2	6.0	15.8
Supply agreements, deferred financing and other costs	3.2	5.2	5.0	9.7

	$4.6	9.4	$14.3	12.4

Total additions to intangibles above include $0 and $2.0, related to business acquisitions in 2009 and 2008, respectively.

The gross carrying amount and accumulated amortization by major amortized intangible asset class are as follows:

	Year ended December 31
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$27.8	$18.0	$28.5	$15.5
Customer related intangibles	151.0	40.1	159.9	29.6
Patents and trademarks	59.5	23.9	58.5	20.1
Supply agreements, deferred financing and other costs	31.0	16.2	27.4	11.7

	$269.3	$98.2	$274.3	$76.9

Estimated amortization expense for continuing operations in each of the next five years is as follows:

Year ended December 31
2010	$20.2
2011	19.1
2012	17.6
2013	16.1
2014	14.4

F—Segment Information

We have four operating segments that are generally focused on broad end-user markets for our diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays and components for office and institutional furnishings. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments. Specialized Products derives its revenues from automotive seating components, specialized machinery and equipment, and commercial vehicle interiors.

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Each reportable segment has a senior operating vice-president that reports to the chief operating decision maker. The operating results and financial information reported through the segment structure are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate overall resources and determine management incentive compensation.

Separately, we also utilize a role-based approach (Grow, Core, Fix or Divest) as a supplemental management tool to ensure capital (which is a subset of the overall resources referred to above) is efficiently allocated within the reportable segment structure.

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. We evaluate performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain of our general and administrative costs and miscellaneous corporate income and expenses are allocated to the segments based on sales and EBIT. These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

A summary of segment results for the years ended December 31, 2009, 2008 and 2007 are shown in the following tables.

To comply with the FASB guidance regarding noncontrolling interest discussed under “New Accounting Guidance” in Note A, EBIT for 2008 and 2007 have been retrospectively adjusted as follows to include noncontrolling interest: 2008—Commercial Fixturing & Components—(from $13.8 to $14.4); Specialized Products—(from $40.7 to $44.7); 2007—Specialized Products—(from $64.6 to $70.1).

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT From Continuing Operations
2009
Residential Furnishings	$1,684.8	$8.4	$1,693.2	$90.3
Commercial Fixturing & Components	487.1	4.3	491.4	7.6
Industrial Materials	437.6	209.2	646.8	60.3
Specialized Products	445.6	55.3	500.9	17.3
Write-down of aluminum divestiture note				(10.6)
Intersegment eliminations				(1.4)
Adjustment to LIFO method				66.8

	$3,055.1	$277.2	$3,332.3	$230.3

2008
Residential Furnishings	$2,102.3	$17.5	$2,119.8	$150.7
Commercial Fixturing & Components	696.9	14.4	711.3	14.4
Industrial Materials	658.2	308.0	966.2	95.5
Specialized Products	618.7	63.0	681.7	44.7
Intersegment eliminations				(11.1)
Adjustment to LIFO method				(61.9)

	$4,076.1	$402.9	$4,479.0	$232.3

2007
Residential Furnishings	$2,238.4	$15.6	$2,254.0	$174.3
Commercial Fixturing & Components	819.8	17.6	837.4	(104.4)
Industrial Materials	523.1	252.6	775.7	54.6
Specialized Products	668.7	46.3	715.0	70.1
Intersegment eliminations				0.7
Adjustment to LIFO method				1.1

	$4,250.0	$332.1	$4,582.1	$196.4

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the year. Acquired companies’ long-lived assets as disclosed below include property, plant and equipment and other long-term assets.

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2009
Residential Furnishings	$692.1	$38.6	$.2	$58.8
Commercial Fixturing & Components	213.5	3.8	—	14.1
Industrial Materials	237.2	15.4	.7	17.4
Specialized Products	213.0	21.9	—	28.8
Average current liabilities included in segment numbers above	339.9	—	—	—
Assets held for sale	43.6	—	—	.1
Unallocated assets**	1,436.1	3.3	—	11.1
Difference between average assets and year-end balance sheet	(114.2)	—	—	—

	$3,061.2	$83.0	$.9	$130.3

2008
Residential Furnishings	$801.9	$66.3	$4.5	$61.4
Commercial Fixturing & Components	301.5	11.0	3.2	17.0
Industrial Materials	306.1	11.5	.1	17.2
Specialized Products	265.0	14.4	—	32.5
Average current liabilities included in segment numbers above	348.1	—	—	—
Assets held for sale	61.2	6.5	—	.2
Unallocated assets**	1,310.3	8.6	—	12.1
Difference between average assets and year-end balance sheet	(232.2)	—	—	—

	$3,161.9	$118.3	$7.8	$140.4

2007
Residential Furnishings	$801.9	$59.2	$2.4	$61.9
Commercial Fixturing & Components	340.3	14.7	29.3	18.3
Industrial Materials	276.8	10.0	63.8	17.1
Specialized Products	275.5	28.8	41.7	32.9
Average current liabilities included in segment numbers above	318.3	—	—	—
Assets held for sale	554.5	27.1	—	40.1
Other*	17.8	—	—	—
Unallocated assets**	1,559.6	9.0	—	13.1
Difference between average assets and year-end balance sheet	(72.2)	—	—	—

	$4,072.5	$148.8	$137.2	$183.4

*	Businesses sold or classified as held for sale during the year ended December 31, 2007.
**	Primarily goodwill, other intangibles, cash and long-term notes receivable.

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2009	2008	2007
Residential Furnishings
Bedding group	$635.1	$774.1	$721.1
Furniture group	549.6	671.4	727.2
Fabric & carpet underlay group	500.1	656.8	790.1

	1,684.8	2,102.3	2,238.4
Commercial Fixturing & Components
Fixture & display group	342.4	477.7	593.1
Office furniture components group	144.7	219.2	226.7

	487.1	696.9	819.8
Industrial Materials
Wire group	374.3	555.8	419.0
Tubing group	63.3	102.4	104.1

	437.6	658.2	523.1
Specialized Products
Automotive group	255.5	339.0	366.5
Commercial vehicle products group	105.1	150.6	176.7
Machinery group	85.0	129.1	125.5

	445.6	618.7	668.7

	$3,055.1	$4,076.1	$4,250.0

Our operations outside of the United States are principally in Europe, China, Canada and Mexico. The geographic information that follows is based on the area of manufacture.

	Year Ended December 31
	2009	2008	2007
External sales
United States	$2,289.1	$3,025.4	$3,144.7
Europe	278.1	409.0	402.0
China	233.1	267.2	224.0
Canada	170.1	247.4	337.4
Mexico	41.8	75.7	79.8
Other	42.9	51.4	62.1

	$3,055.1	$4,076.1	$4,250.0

Tangible long-lived assets
United States	$451.9	$475.3	$454.6
Europe	113.7	97.4	99.4
China	38.8	42.3	40.0
Canada	33.3	35.5	58.0
Mexico	16.7	19.5	62.2
Other	14.2	11.4	12.7

	$668.6	$681.4	$726.9

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
	2009	2008	2007
Earnings from continuing operations	$121.1	$127.5	$64.9
(Earnings) attributable to noncontrolling interest, net of tax	(3.2)	(4.6)	(5.5)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	117.9	122.9	59.4
Loss from discontinued operations, net of tax	(6.1)	(18.5)	(70.6)

Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$111.8	$104.4	$(11.2)

Weighted average number of common shares used in basic EPS	159,331,228	167,952,381	179,367,322
Additional dilutive shares principally from the assumed exercise of outstanding stock options	633,395	233,949	460,436

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	159,964,623	168,186,330	179,827,758

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.74	$.73	$.33
Discontinued operations	(.04)	(.11)	(.39)

Basic EPS attributable to Leggett & Platt common shareholders	$.70	$.62	$(.06)

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.74	$.73	$.33
Discontinued operations	(.04)	(.11)	(.39)

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.70	$.62	$(.06)

Shares issuable under employee and non-employee stock options	12.6	13.8	13.5
Anti-dilutive shares excluded from diluted EPS computation	3.8	10.8	8.1

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2009	2008
Trade	$433.3	$515.7
Other	58.3	62.3

Total accounts and other receivables	491.6	578.0
Allowance for doubtful accounts	(22.1)	(27.5)

Total	$469.5	$550.5

I—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other long-term liabilities at December 31 consisted of the following:

	2009	2008
Sundry assets
Pension plan assets	$3.1	$.5
Notes receivable, net of allowance of $1.3 and $10.3 at December 31, 2009 and 2008, respectively	18.2	45.9
Deferred tax assets	14.2	10.6
Other	17.0	13.5

	$52.5	$70.5

Accrued expenses
Wages and commissions payable	$48.2	$56.6
Workers’ compensation, medical, auto and product liability	80.0	78.0
Sales promotions	24.9	26.4
General taxes, excluding income taxes	12.8	14.2
Accrued interest	10.5	10.9
Other	53.3	48.8

	$229.7	$234.9

Other current liabilities
Outstanding checks in excess of book balances	$25.6	$13.2
Dividends payable	38.7	39.0
Other	28.4	32.0

	$92.7	$84.2

Other long-term liabilities
Deferred compensation	$17.9	$19.2
Liability for pension benefits	39.6	29.1
Reserves for tax contingencies	44.5	38.4
Other	10.3	11.7

	$112.3	$98.4

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2009	2008
Term notes, net—average interest rates of 4.7% and 4.8% for 2009 and 2008, respectively, due dates through 2018	$727.8	$742.5
Industrial development bonds, principally variable interest rates of .5% and 2.1% for 2009 and 2008, respectively, due dates through 2030	31.0	31.5
Capitalized leases	4.4	5.0
Commercial paper—weighted average interest rates of .2% and 3.2% for 2009 and 2008, respectively	25.0	77.6
Other, partially secured	11.2	17.0

	799.4	873.6
Less current maturities	10.1	22.4

	$789.3	$851.2

Capitalized leases consist primarily of machinery, vehicle and office equipment leases.

We can raise cash by issuing up to $600 in commercial paper through a program that is backed by a $600 revolving credit agreement with a syndicate of 14 lenders that terminates in 2012. Based on the information currently available to us, we believe that the participating banks continue to have the ability to meet their obligations under the agreement. At December 31, 2009, $25 of commercial paper was outstanding under this program and is classified as long-term debt. The revolving credit agreement also provides for the ability to issue letters of credit up to an aggregate of $250, of which approximately $84 were issued under the revolver as of December 31, 2009, resulting in $491 available under the commercial paper program at year-end.

Under the syndicated agreement, depending on the prior notice period, we may elect to borrow based on 1) the greater of (a) the agent bank’s primary lending rate, or (b) the weighted average rate on overnight Federal funds transactions, plus  1/2 of 1% 2) the rate published in Moneyline Telerate (for the available currency and interest period chosen for the loan by the company) plus a fixed spread percentage, 3) a competitive variable or set rate, or 4) for short-term administrative convenience, the weighted average rate on overnight Federal funds transactions, plus  3/4 of 1%. This agreement will terminate on April 30, 2012.

The revolving credit agreement and certain other long-term debt contain restrictive covenants which, among other things, limit a) the amount of total indebtedness to 60% of our total capitalization (each as defined in the revolving credit agreement), b) the amount of total secured debt to 15% of our total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 20% of total consolidated assets. We remained well within the compliance guidelines for all such covenants during the years ended December 31, 2009 and 2008.

During the disruption of global credit markets experienced late in 2008 our commercial paper program continued to operate efficiently. Credit markets stabilized during 2009, however if a disruption in the credit markets was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on our revolving credit agreement. In such event, the cost of borrowing under the credit agreement could be higher than the cost of commercial paper borrowing.

Maturities of long-term debt are as follows:

Year ended December 31
2010	$10.1
2011	2.0
2012	26.9
2013	201.6
2014	180.5
Thereafter	378.3

$799.4

K—Lease Obligations

We lease certain operating facilities, most of our automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense from continuing operations was $47.5, $56.9 and $63.2 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rental commitments for all long-term non-cancelable operating leases included in continuing operations are as follows:

Year ended December 31
2010	$32.9
2011	24.3
2012	17.9
2013	11.4
2014	8.0
Later years	15.8

$110.3

The above lease obligations expire at various dates through 2017. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

Total rental expense for discontinued operations, which are not included in the amounts above, was $3.3, $7.7 and $9.7 for the years ended December 31, 2009, 2008 and 2007, respectively. The future minimum rental commitments for the discontinued operations are $3.5 in 2010, $2.9 in 2011, $1.9 in 2012, $1.4 in 2013, $1.2 in 2014 and $1.2 in later years.

L—Capital Stock and Stock-Based Compensation

CAPITAL STOCK

Activity in our stock accounts for each of the three years ended December 31 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2007	198,799,543	(20,845,693)
Shares issued	—	2,156,678
Treasury stock purchased	—	(11,385,103)

Balance, December 31, 2007	198,799,543	(30,074,118)
Shares issued	—	2,924,212
Treasury stock purchased	—	(15,835,692)

Balance, December 31, 2008	198,799,543	(42,985,598)
Shares issued	—	3,841,370
Treasury stock purchased	—	(10,861,686)

Balance, December 31, 2009	198,799,543	(50,005,914)

Stock options and stock units are granted pursuant to our Flexible Stock Plan. At December 31, 2009, a total of 22,835,936 common shares were authorized for issuance under the Flexible Stock Plan. This amount represents 12,574,358 unexercised options; 6,246,697 outstanding stock units; and 4,014,881 shares that remain available for grant (of the outstanding stock units, 4,037,874 are vested and 2,208,823 are unvested).

We issue shares from treasury for stock option exercises and stock unit conversions, as well as for employee purchases of common stock made through the Discount Stock Plan and Stock Bonus Plan.

STOCK-BASED COMPENSATION

We use various forms of share-based compensation which are summarized below. Awards are provided in the form of common stock, stock options, stock units, restricted stock, restricted units and performance stock units. One stock unit is equivalent to one common share for accounting and earnings per share purposes.

The following table recaps the impact of stock-based compensation on the results of operations (including discontinued operations) for each of the years ended December 31:

	2009	2008	2007
Amortization of the grant date fair value of stock options (1)(4)	$5.2	$7.0	$8.5
Stock-based retirement plans including discounts (2)	7.4	8.5	10.7
Discounts on Discount Stock Plan and Deferred Compensation Program (3)(4)	2.1	2.7	3.2
Performance Stock Unit Awards (5)	5.5	2.6	—
Restricted Stock Unit Awards (6)	2.4	—	—
Other, primarily non-employee directors restricted stock	.8	.8	.6

Total stock-based compensation expense	$23.4	$21.6	$23.0

Recognized tax benefits	$8.9	$8.2	$8.8

Stock-based compensation elected by employees in lieu of cash compensation	$14.6	$20.0	$26.0

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional contributed capital. When the current tax deduction for an exercised stock option or converted stock unit is less than the deferred tax asset recorded in regard to the compensation cost that has been recognized in income, a tax “shortfall” is created. To the extent we have accumulated tax “windfalls” the shortfall is recognized on the balance sheet as a reduction of additional contributed capital. The net shortfall resulting from exercises and conversions for the year ended December 31, 2009 was $3.1, (including a $1.4 tax benefit discussed in Note N) leaving an accumulated tax windfall of $22.7 in additional contributed capital.

(1) Stock Option Grants

We grant stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. Options have a maximum term of ten years and the exercise prices are equal to Leggett’s closing stock price on the grant date. Prior to 2005, we granted options with a below market exercise price under the terms of our Deferred Compensation Program. In 2005, we amended the Program to provide for “at market” stock options. During 2009, discretionary and deferred compensation grants totaled 2 million options with an aggregate grant date fair value of $4.4 under the Black-Scholes option pricing model.

The estimated grant date fair value of options is amortized by the straight-line method over the options’ total vesting period except for employees who terminate due to retirement. A “retirement” termination occurs if the employee is age 65, or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for 3 years and 6 months after termination of employment. Therefore, the expense for these options is accelerated when the employee is retirement eligible.

Beginning with the January 2010 grant we gave employees the choice to receive options or to receive a cash payment in lieu of options. The value of the cash alternative was equal to approximately one-half of the Black Scholes value of the option grant the employee would have otherwise received.

(2) Stock-Based Retirement Plans

We have two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees, and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. We make matching contributions to both plans.

•

Participants in the SBP may contribute up to 6% of their compensation above a certain threshold to purchase Leggett stock or other investment alternatives at market prices. We immediately match 50% of the employee contributions. Employees are allowed to fully diversify their employee deferral accounts immediately and their employer accounts after three years of service. Dividends earned on Company stock held in the SBP are reinvested or paid in cash at the participant’s election.

•

Participants in the ESUP may contribute up to 10% (depending upon salary level) of their compensation above the same threshold applicable to the SBP. We immediately match 50% of the employee contributions. Contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program. The ESUP offers no diversification opportunity.

In addition to the automatic 50% match, we will make another matching contribution of up to 50% of the employee’s contributions for the year if certain profitability levels as defined in the SBP and the ESUP are obtained.

Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from Leggett.

During 2009, employees contributed a total of approximately $7.2 into these plans, including $.8 related to 2008 bonuses paid in 2009. The Company match expensed in 2009 totaled $5.7 and the discount expense on stock units was $1.7.

(3) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Prior to January 2009 shares purchased under the plan were issued annually and dividends earned prior to issuance were used to purchase additional shares. Starting in January 2009, shares were purchased and issued on the last business day of each month. These shares generally cannot be sold or transferred for one year. Employees purchased 397,825 shares under the DSP during 2009 at an average purchase price of $13.08 per share, net of the discount. In 2009, the total discount expense related to the DSP was approximately $.9. Since inception of the DSP in 1982, a total of 21,360,022 shares have been purchased by employees. Eligible employees may purchase a maximum of 23,000,000 shares under the plan.

(4) Deferred Compensation Program

We offer a Deferred Compensation Program under which key managers and outside directors may elect to receive stock options, stock units or interest-bearing cash deferrals in lieu of cash compensation. Stock options under this program are granted on December 31 of the year immediately prior to the year the compensation is earned. The number of options granted equals the deferred compensation times five, divided by the stock’s market price on the date of grant. Options vest as the associated compensation is earned and are exercisable beginning 15 months after the grant date. Stock is issued when the option is exercised.

Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock when purchased and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on our common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years. Employees deferred compensation (including bonuses) of $5.0 into the DSU plan and $.6 into stock options during 2009.

Below is a summary of the number of options and units employees received in exchange for compensation during 2009 and the related grant date fair value:

	Options	Units
Number of options or units	170,736	347,696
Total grant date fair value	$.6	$5.0

(5) Performance Stock Unit Awards

Beginning in 2008, we granted Performance Stock Unit (PSU) awards to selected officers and other key managers. The value of these awards is determined using a Monte Carlo simulation, and expense is recognized over the three-year performance period. The grant date fair values of these awards were $15.76 in 2009 and $15.95 in 2008 and are based upon assumptions similar to those used for stock options as discussed on the following page. These awards contain the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•

A market condition—Awards are based on our Total Shareholder Return [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price] as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 900 (approximately 330 companies). Participants will earn from 0% to 175% of the base award (the base award was total shares of 584,650 in 2009 and 516,525 in 2008) depending upon how our Total Shareholder Return ranks within the peer group at the end of the 3-year performance period.

(6) Restricted Stock Unit Awards

Restricted Stock Unit (RSU) awards are granted on a discretionary basis to selected managers. The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period. In 2009, we made special RSU grants to three executive officers in connection with new employment agreements. One fourth of these awards vested when the officer’s contract was signed in 2009 and one fourth vests annually on each of the three remaining anniversary dates.

COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2009, the unrecognized cost of non-vested stock options was $3.3. This amount is expected to be recognized over a weighted-average period of one year. The unrecognized cost of stock unit awards was $12.9, to be recognized over a weighted-average period of .9 years.

STOCK OPTIONS

A summary of our stock option activity for the plans discussed above (including discontinued operations) as of December 31, 2009 and changes during the year then ended, is as follows:

	Employee Stock Options	Deferred Compensation Options	Other Options*	Total Options	Weighted Average Exercise Price per Share
Outstanding at December 31, 2008	9,511,298	4,141,727	145,751	13,798,776	$18.68
Granted	1,905,475	38,257	12,344	1,956,076	15.78
Exercised	(219,809)	(1,432,185)	(3,720)	(1,655,714)	4.44
Expired	(1,351,013)	(1,264)	—	(1,352,277)	20.78
Forfeited	(172,503)	—	—	(172,503)	18.85

Outstanding at December 31, 2009	9,673,448	2,746,535	154,375	12,574,358	$19.87

*	Primarily outside directors options

	2009	2008	2007
Total intrinsic value of stock options exercised	$21.5	$7.4	$10.2
Cash received from stock options exercised	3.4	4.8	7.2
Total fair value of stock options vested	7.3	7.2	6.2

Information related to stock options at December 31, 2009 is as follows:

December 31, 2009	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life In Years	Aggregate Intrinsic Value
Outstanding	12,574,358	$19.87	6.1	$6,628,418
Vested or expected to vest	12,487,880	19.90	6.0	6,224,040
Exercisable	8,985,570	21.02	5.1	(5,540,299)

The following table summarizes the weighted-average per share fair value and related assumptions used to calculate the grant date fair value of options granted during the twelve months ended December 31, 2009, 2008 and 2007. Fair values were calculated using the Black-Scholes option pricing model.

	2009	2008	2007
Weighted-average per share fair value	$2.27	$2.43	$4.94
Risk-free interest rate	1.9%	3.3%	4.5%
Expected life in years	6.7	6.6	6.7
Expected volatility (over expected life)	31.4%	27.3%	24.5%
Expected dividend yield (over expected life)	6.4%	6.0%	3.6%

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

STOCK UNITS

A summary of the nonvested stock units outstanding for the plans discussed above at December 31, 2009 and changes during the twelve months then ended is presented below:

	ESUP	DSU	PSU*	RSU	Other	Total Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2009	59,605	—	903,750	41,254	—	1,004,609	$9.56
Granted based on current service	808,307	413,568	—	348,824	24,941	1,595,640	14.23
Granted based on future conditions	—	—	1,023,317	—	—	1,023,317	9.00
Vested	(804,727)	(413,568)	—	(112,636)	(24,941)	(1,355,872)	14.20
Forfeited	(7,358)	—	(51,013)	(500)	—	(58,871)	9.95

Nonvested at December 31, 2009	55,827	—	1,876,054	276,942	—	2,208,823	$9.81

*	PSU awards are at maximum payout

At December 31, 2009, there were 4,037,874 fully vested stock units outstanding with an aggregate intrinsic value of $82.1. The intrinsic value of nonvested stock units was $45.1 at December 31, 2009. The total intrinsic value of stock units converted to common stock during 2009, 2008 and 2007 was $1.1, $1.0 and $2.5, respectively.

M—Employee Benefit Plans

The accompanying balance sheets reflect an asset or liability for the funded status of our domestic and foreign defined benefit pension plans. On January 1, 2008, we adopted new guidance that required the funded status of our plans to be measured as of year end beginning with the December 31, 2008 balance sheet. We previously used September 30 as the measurement date for our most significant plans. We chose to perform a measurement that covered the 15-month period of October 1, 2007 through December 31, 2008. Upon implementation, a proportionate allocation was made to cover the net benefit income for the transition period and we recorded a $.5 (net of tax) increase to beginning retained earnings on January 1, 2008.

A summary of our pension obligations and funded status as of December 31, 2009, 2008 and 2007 and changes during the years then ended, is as follows:

	2009	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning of period	$226.7	$239.4	$241.6
Service cost	2.3	2.2	4.4
Interest cost	13.5	13.1	13.3
Plan participants’ contributions	.6	.8	2.2
Actuarial losses (gains)	7.2	3.7	(6.6)
Benefits paid	(18.4)	(19.0)	(15.7)
Foreign currency exchange rate changes	2.6	(9.1)	2.6
(Divestitures) acquisitions	—	(4.4)	10.1
Plan amendments and curtailments	—	—	(12.5)

Benefit obligation, end of period	234.5	226.7	239.4
Change in Plan Assets
Fair value of plan assets, beginning of period	197.6	263.0	226.8
Actual return (loss) on plan assets	13.1	(35.7)	34.4
Employer contributions	2.9	1.3	2.6
Plan participants’ contributions	.6	.8	2.2
Benefits paid	(18.4)	(19.0)	(15.7)
(Divestitures) acquisitions	—	(4.6)	10.1
Foreign currency exchange rate changes	1.6	(8.2)	2.6

Fair value of plan assets, end of period	197.4	197.6	263.0

Plan Assets (Under) Over Benefit Obligations	$(37.1)	$(29.1)	$23.6

Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$3.1	$.5	$35.2
Other current liabilities	(.6)	(.5)	(.6)
Other long-term liabilities	(39.6)	(29.1)	(11.0)

Total net funded status	$(37.1)	$(29.1)	$23.6

Those plans that have benefit obligations in excess of plan assets at December 31 are recapped below:

	2009	2008	2007
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$197.7	$191.6	$35.7
Accumulated benefit obligation	195.9	189.4	34.9
Fair value of plan assets	160.8	162.3	25.2
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	197.7	194.2	71.2
Fair value of plan assets	160.8	164.4	59.5

The accumulated benefit obligation for all defined benefit pension plans was $230.8, $222.2 and $234.6 at December 31, 2009, 2008 and 2007, respectively.

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. The subsidiary owns insurance policies with cash surrender values of $2.4, $2.3 and $2.2 at December 31, 2009, 2008 and 2007, respectively, for the participants in this non-qualified plan. These insurance policies are not included in the plan’s assets.

Comprehensive Income

Following are the amounts included in accumulated other comprehensive income (net of tax) as of December 31, 2009 and 2008 that had not yet been recognized as a component of net periodic pension cost:

	2009	2008
Net loss (before tax)	$66.4	$62.1
Net prior service cost (before tax)	1.4	1.6
Deferred income taxes	(25.3)	(23.4)

	$42.5	$40.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the year ended December 31, 2009:

Net actuarial loss	$7.3
Amortization of net actuarial loss	(4.0)
Amortization of prior service cost	(.2)
Deferred income taxes	(1.9)
Foreign currency exchange rate changes and other	1.0

$2.2

Of the amounts in accumulated other comprehensive income as of December 31, 2009, the portions expected to be recognized as components of net periodic pension cost in 2010 are as follows:

Net loss	$3.3
Net prior service cost	.2

Net Pension Income (Expense)

Components of net pension income (expense) for the years ended December 31 were as follows:

	2009	2008	2007
Service cost	$(2.3)	$(2.2)	$(4.4)
Interest cost	(13.5)	(13.1)	(13.3)
Expected return on plan assets	12.9	19.1	18.1
Settlement loss	—	(1.3)	—
Amortization of prior service cost	(.2)	(.2)	(.1)
Recognized net actuarial loss	(4.1)	(.1)	(1.1)

Net pension income (expense)	$(7.2)	$2.2	$(.8)

Weighted Average Assumptions:
Discount rate used in net pension costs	6.0%	6.0%	5.6%
Discount rate used in benefit obligation	5.9%	6.0%	6.0%
Expected return on plan assets	6.9%	7.9%	7.8%
Rate of compensation increase	4.0%	4.1%	4.1%

We use the average of the Citigroup Pension Discount Curve rate and Merrill Lynch AA-AAA 10-year Bond Index rate to determine the discount rate used for our significant pension plans (rounded to the nearest 25 basis points). The Citigroup Pension Discount Curve rate is a calculated rate using yearly spot rates matched against expected future benefit payments. The Merrill Lynch Index rate is based on the weighted average yield of a portfolio of high grade Corporate Bonds with an average duration approximating the plans’ projected benefit payments, adjusted for any callable bonds included in the portfolio. The discount rate used for the benefit obligation for our most significant pension plans was 5.75% for 2009, 6.0% for 2008 and 6.0% for 2007. The discount rates used for our other, primarily foreign, plans are based on rates appropriate for the respective country and the plan obligations.

The overall, expected long-term rate of return is based on each plan’s historical experience and our expectations of future returns based upon each plan’s investment holdings as discussed below.

Pension Plan Assets

In December 2008, the FASB issued guidance for additional disclosure surrounding plan assets of defined benefit pension plans effective for the December 31, 2009 financial statements. The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments at December 31, 2009:

	Level 1	Level 2	Level 3	Total
Mutual and pooled funds
Fixed income	$90.9	$—	$—	$90.9
Equities	59.4	—	—	59.4
Common stock	31.0	—	—	31.0
Money market funds, cash and other	15.9	.2	—	16.1

Total investments at fair value	$197.2	$.2	$—	$197.4

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2009	2008	2007
Asset Category
Equity securities	46%	43%	75%
Debt securities	46	54	17
Other, including cash	8	3	8

Total	100%	100%	100%

Our investment policy and strategies are established with a long-term view in mind. We strive for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value due to the devaluation of any single investment. In determining the appropriate asset mix, our financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. Approximately 60% of our significant plans (the “frozen” plans) are employing a Liability Driven Investment strategy and have a target allocation of 75% bonds and 25% equities. The remaining significant plans (the “active” plans) have a target allocation of 75% equities and 25% bonds, as historical equity returns have tended to exceed bond returns over the long term.

Assets of our domestic plans represent the majority of plan assets and are allocated to seven different investments: five mutual funds and two separate accounts.

The mutual funds, all passively managed low-cost index funds, include:

•	Total Stock Market Index: Large, mid-, and small-cap equity diversified across growth and value styles; using index sampling.

•	Developed Markets Index: International large-cap equity; developed markets in Europe and the Pacific region; full-replication approach.

•	Total Bond Market Index: Broadly diversified exposure to investment-grade U.S. bond market; using index sampling.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market; index sampling.

•	Extended Duration Treasury Index: Diversified exposure to the long-term Treasury STRIPS market; using index sampling.

The separate accounts are invested as follows:

•	Small cap U.S. equities: Portfolio of small capitalization U.S. stocks benchmarked to the Russell 2000 Value Index.

•	U.S. equities: Broad portfolio of U.S. stocks benchmarked to the Russell 1000 Index.

Future Contributions and Benefit Payments

We expect to contribute $2.0 to our defined benefit pension plans in 2010.

Estimated benefit payments, expected over the next ten years are: 2010—$14.6; 2011—$14.8; 2012—$14.8; 2013—$15.2; 2014—$15.3 and 2015-2019—$81.5.

Other Benefit Plans

Total expense from continuing operations for multiemployer plans and other defined contribution plans was $6.7, $8.5 and $9.8 in 2009, 2008 and 2007, respectively.

Contributions to union sponsored, defined benefit, multiemployer pension plans were less than $.2 in continuing operations and less than $1.0 in discontinued operations for each of the years ended December 31, 2009, 2008 and 2007. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. While we have no present intention of withdrawing from any of these plans, nor have we been informed that there is any intention to terminate such plans, we do not believe there would be a material withdrawal liability in such event.

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year ended December 31
	2009	2008	2007
Domestic	$168.4	$113.9	$91.4
Foreign	30.0	78.7	55.9

	$198.4	$192.6	$147.3

Income tax expense from continuing operations is comprised of the following components:

	Year ended December 31
	2009	2008	2007
Current
Federal	$16.1	$36.9	$65.7
State and local	5.7	3.5	5.1
Foreign	15.6	21.8	18.0

	37.4	62.2	88.8
Deferred
Federal	41.2	4.2	(18.3)
State and local	.9	(4.1)	(9.3)
Foreign	(2.2)	2.8	21.2

	39.9	2.9	(6.4)

	$77.3	$65.1	$82.4

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.5	(.4)	.5
Worthless stock deduction	—	(3.5)	—
Taxes on foreign earnings	(7.4)	(2.2)	(7.6)
Change in valuation allowance	8.8	5.6	8.6
Goodwill impairment	(.1)	.6	23.3
Permanent differences (other than goodwill impairment)	—	(.6)	(1.1)
Other	1.2	(.7)	(2.8)

Effective tax rate	39.0%	33.8%	55.9%

In 2009, tax law changes in Mexico caused us to re-evaluate our deferred tax assets and liabilities in that jurisdiction. As a result of our analysis, we recorded a $6.0 tax charge to earnings related to current and prior year tax losses that may expire before they can be utilized.

During 2008, we realized a $7.8 tax benefit associated with the write-off of an acquired company’s stock, which had a favorable impact on the tax rate.

During 2007, $94.7 of the total goodwill impairment charged to continuing operations was nondeductible, which had an adverse impact on the tax rate.

We recognized net excess tax benefits (costs) of approximately $1.4, ($.3), and $1.4 in 2009, 2008 and 2007, respectively, related to the exercise of employee stock options, which have been recorded to additional contributed capital as discussed in Note L.

We file tax returns in each jurisdiction where we are required to do so. In the U.S. and many of the state jurisdictions, and in many foreign countries where we file tax returns, a statute of limitations period exists. After a statute period expires, the tax authorities may no longer assess additional income tax for the expired period. In addition, we are no longer eligible to file claims for refund for any tax that we may have overpaid.

The total amount of our unrecognized tax benefits at December 31, 2009, is $44.5, of which $28.2 ($24.9 continuing operations and $3.3 discontinued operations) would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the years 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Unrecognized tax benefits, January 1	$32.1	$29.6	$25.5
Gross increases—tax positions in prior periods	6.9	4.8	1.3
Gross decreases—tax positions in prior periods	(2.6)	(2.5)	(2.5)
Gross increases—current period tax positions	3.4	4.3	6.7
Change due to exchange rate fluctuations	2.2	(1.5)	—
Settlements	(.5)	(.3)	(.3)
Lapse of statute of limitations	(3.3)	(2.3)	(1.1)

Unrecognized tax benefits, December 31	$38.2	$32.1	$29.6
Interest	5.4	5.3	4.2
Penalties	.9	1.0	1.0

Total reserve for tax contingencies, December 31	$44.5	$38.4	$34.8

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2009, four tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2006 through 2009. Amended federal returns have also been filed for 2005 and 2004 with refunds of $6.0 and $3.0 expected, respectively. These return filings are also subject to review by the IRS, with the largest issue related to a research and development credit. Additionally, six tax years were undergoing (or subject to) audit by the Canada Revenue Agency, covering the periods 2003 through 2008. Examinations are in progress for each of these years and are at various stages of completion, but to date we are not aware of any material adjustments. Lastly, various state and other foreign jurisdiction tax years remain open to examination as well, though we believe assessments (if any) would be immaterial to our consolidated financial statements.

We are not aware of any changes that would materially impact our tax expense for the increase or decrease in the total amount of unrecognized tax benefits within the next 12 months.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2009		2008
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$47.2	$(98.0)	$34.5	$(79.0)
Inventories	1.9	(20.0)	3.0	(20.4)
Accrued expenses	107.0	(1.1)	115.5	(.3)
Net operating loss and tax credit carryforwards	80.2	—	67.7	—
Pension cost	16.0	(1.9)	12.7	(1.9)
Intangible assets	5.2	(98.8)	4.3	(87.1)
Uncertain tax positions	16.3	—	14.8	—
Other	8.9	(15.5)	19.7	(18.3)

Gross deferred tax assets (liabilities)	282.7	(235.3)	272.2	(207.0)
Valuation allowance	(67.0)	—	(46.3)	—

Total deferred taxes	$215.7	$(235.3)	$225.9	$(207.0)

Net deferred tax (liability) asset		$(19.6)		$18.9

The valuation allowance primarily relates to net operating loss and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions, were factors considered in determining the valuation allowance. This includes valuation allowances of approximately $7.3 and $11.2 recorded in 2009 and 2008, respectively, for certain Canadian net operating losses.

Generally, no significant amounts of carryforwards expire in any one year. However, $14.3 of the carryforwards will expire in 2015, if not used beforehand.

Deferred income taxes and withholding taxes have been provided on earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits.

Deferred income taxes and withholding taxes have not been provided on undistributed earnings which management has deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2009, which we have deemed to be permanently reinvested, are approximately $223.2. If such earnings were distributed, the resulting incremental taxes would be approximately $34.9 based on present income tax laws, which are subject to change.

Deferred tax assets and (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2009	2008
Other current assets	$17.7	$27.2
Sundry	14.2	10.6
Other current liabilities	(2.5)	(1.7)
Deferred income taxes	(49.0)	(17.2)

	$(19.6)	$18.9

O—Other Expense

The components of other expense from continuing operations were as follows:

	Year ended December 31
	2009	2008	2007
Gain on asset sale	$(3.6)	$(14.6)	$(11.4)
Restructuring charges	8.7	17.9	14.2
Asset impairments	2.5	13.3	6.1
Write-down of aluminum divestiture note	10.6	—	—
Currency loss	(1.5)	—	2.2
Other income	(1.0)	(5.4)	(7.3)

	$15.7	$11.2	$3.8

P—Accumulated Other Comprehensive Income

The following table sets forth the changes in each component of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Other Items	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balance January 1, 2007	$104.5	$(1.2)	$(1.3)	$(.2)	$(26.2)	$75.6
Period change—Gross	96.0	(1.8)	4.0	.2	35.6	134.0
Period change—Income Tax Effect	(2.0)	.7	(1.1)	—	(13.7)	(16.1)

Balance December 31, 2007	198.5	(2.3)	1.6	—	(4.3)	193.5
Period change—Gross	(146.5)	1.1	(3.1)	—	(57.3)	(205.8)
Period change—Income Tax Effect	—	1.2	1.2	—	21.3	23.7

Balance December 31, 2008	52.0	—	(.3)	—	(40.3)	11.4
Period change—Gross	95.2	—	1.2	—	(4.1)	92.3
Period change—Income Tax Effect	—	—	(.8)	—	1.9	1.1

Balance December 31, 2009	$147.2	$—	$.1	$—	$(42.5)	$104.8

Q—Fair Value

Effective January 1, 2008, we adopted the FASB guidance for fair value measurements, except as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, for which this guidance was effective January 1, 2009.

The primary areas in which we utilize fair value measures of non-financial assets and liabilities that were included in the January 1, 2009 effective date are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note R and evaluating long-term assets for potential impairment as discussed in Notes B and C.

The areas in which we utilize fair value measures that were included in the January 1, 2008 adoption are cash equivalents, short-term investments and derivatives hedging financial risks primarily related to interest rates, foreign currency, and commodities.

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008:

As of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$186.4	$—	$—	$186.4
Short-term investments:
Bank time deposits	—	5.2	—	5.2
Derivative assets	—	.6	—	.6

Total assets	$186.4	$5.8	$—	$192.2

Liabilities:
Derivative liabilities	$.6	$.3	$—	$.9

Total liabilities	$.6	$.3	$—	$.9

As of December 31, 2008:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$76.8	$—	$—	$76.8
Short-term investments:
Bank time deposits	—	2.7	—	2.7
Other	—	4.0	—	4.0
Derivative assets	—	2.1	—	2.1

Total assets	$76.8	$8.8	$—	$85.6

Liabilities:
Derivative liabilities	$1.7	$1.1	$—	$2.8

Total liabilities	$1.7	$1.1	$—	$2.8

R—Acquisitions

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated in 2009, 2008 and 2007 and any additional consideration paid for prior years’ acquisitions:

	2009	2008	2007
Accounts receivable	$.2	$.6	$14.3
Inventory	.1	.2	8.3
Property, plant and equipment	.3	1.7	24.2
Goodwill	.4	.9	37.5
Other intangible assets	—	2.0	73.1
Accounts payable and accrued liabilities	(.2)	—	(19.6)
Other assets and liabilities, net	.5	(.2)	(6.2)
Assumed debt	—	—	(23.9)
Additional consideration for prior years’ acquisitions	1.5	5.1	3.6

Net cash consideration	$2.8	$10.3	$111.3

During 2009, we acquired one Industrial Materials business that distributes erosion control products. The purchase price over fair value of the net identifiable assets acquired was $.4. Adjustments to and additional consideration for prior year acquisitions increased goodwill by $9.8, resulting in a total increase in goodwill of $10.2, of which $2.6 is expected to provide an income tax benefit. We are finalizing all the information required to complete purchase price allocations related to this acquisition and do not anticipate any material modifications.

The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2009 and 2008 acquisitions had occurred on January 1 of each year presented, are not materially different from the amounts reflected in the accompanying financial statements.

During 2008, we acquired two businesses with purchase price over the fair value of the net identifiable assets acquired of $.9. Adjustments to and additional consideration for prior year acquisitions increased goodwill by $9.5, resulting in a total increase in goodwill of $10.4, of which $1.4 is expected to provide an income tax benefit. In Commercial Fixturing & Components, we acquired one business that produces parts for our office furniture components division. In Residential, we acquired machinery and the process technology used to manufacture carpet underlay.

During 2007, we acquired three businesses with purchase price over the fair value of the net identifiable assets acquired of $37.5. Adjustments to and additional consideration for prior year acquisitions increased goodwill by $1.4, resulting in a total increase in goodwill of $38.9, of which $10.3 is expected to provide an income tax benefit. These acquired businesses manufacture and distribute products primarily for office components, industrial materials and commercial vehicle products.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The terms of certain of our acquisition agreements provide for additional consideration to be paid if the acquired company’s performance exceeds certain targeted levels. Such additional consideration may be paid in cash, and is recorded when earned as additional purchase price. At December 31, 2009, there is no substantial remaining consideration payable.

S—Derivative Financial Instruments

Risk Management Strategy & Objectives

We are subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, we utilize derivative instruments (individually or in combinations) to manage these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments.

As of December 31, 2009 and 2008, we have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

As of December 31, 2009:

	Total USD Equivalent Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments		Other Current Assets	Sundry	Other Current Liabilities	Other Long- Term Liabilities
Cash flow commodity hedges	$3.6	$—	$—	$.5	$.2
Cash flow currency hedges:
Future USD sales of a Canadian subsidiary	6.3	.6	—	—	—

Total cash flow hedges		.6	—	.5	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	7.0	—	—	.1	—

Total fair value hedges		—	—	.1	—

Derivatives not qualifying for hedge accounting treatment
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	—	—	.1

		$.6	$—	$.6	$.3

As of December 31, 2008:
	Total USD Equivalent Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments		Other Current Assets	Sundry	Other Current Liabilities	Other Long- Term Liabilities
Cash flow commodity hedges	$9.2	$—	$—	$1.6	$.1
Cash flow currency hedges:
CAD interest payments from Canadian subsidiary	5.1	1.2	—	—	—
Future USD sales of a Canadian subsidiary	25.3	.3	—	.8	—

Total cash flow hedges		1.5	—	2.4	.1
Fair value hedges:
MXN payables to a Mexican subsidiary	1.6	—	—	.3	—
HUF inter-company note receivable from Hungarian subsidiary	1.9	.3	—	—	—

Total fair value hedges		.3	—	.3	—

Derivatives not qualifying for hedge accounting treatment
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	.3	—	—

		$1.8	$.3	$2.7	$.1

Cash Flow Hedges

At December 31, 2009 and 2008, we had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. There were $3.6 and $9.2 in outstanding notional amounts related to commodity hedges at December 31, 2009 and 2008, respectively, all of which had maturities less than three years. We routinely hedge commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at December 31, 2009 and 2008 primarily hedged Canadian dollar exposures and had maturity dates within two years. In general, foreign currency cash flow hedges have maturities within two years.

Fair Value Hedges

Our fair value hedges manage foreign currency risk associated with subsidiaries’ inter-company assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings and are presented as operating cash flows when the contracts are settled. These fair value hedges generally have a maturity date within one year.

Net Investment Hedges

We had no net investment hedge activity in 2009. In September 2008, we liquidated a $30.0 net investment hedge of a Swiss subsidiary. Investment hedge settlements are presented as investing cash flows when contracts are settled.

Hedge Effectiveness

We have determined all hedges to be highly effective and as a result, have not recorded any material amounts for ineffectiveness.

Derivatives Not Qualifying for Hedge Accounting Treatment

At December 31, 2009, we had one derivative transaction that did not qualify for hedge accounting treatment. Gains or losses on this transaction are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the years ended December 31, 2009 and 2008. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Classification of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recorded in Income Twelve Months Ended December 31
Derivatives designated as hedging instruments		2009	2008	2007
Commodity cash flow hedges	Cost of goods sold	$(3.7)	$1.1	$(2.3)
Foreign currency cash flow hedges	Net sales	1.1	(1.5)	3.6
Foreign currency cash flow hedges	Cost of goods sold	—	—	.5
Foreign currency cash flow hedges	Other expense (income), net	(.2)	(.2)	(.1)
Foreign currency cash flow hedges	Interest expense	1.2	1.4	—

Total cash flow hedges		(1.6)	.8	1.7
Fair value hedges	Other expense (income), net	1.3	.1	—

Derivatives not qualifying for hedge accounting treatment
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	(4.1)	3.5	(.8)
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	—	(.4)	—

Total derivative instruments		$(4.4)	$4.0	$.9

T—Contingencies

We are involved in various legal proceedings including matters which involve claims against us under employment, intellectual property, environmental, taxation and other laws. When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with claims and proceedings, and the costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings. No claim or proceeding has resulted in a material charge against earnings, nor are the total liabilities recorded material to our financial position for any of the periods presented. While the results of any ultimate resolution cannot be predicted with certainty, management believes the possibility of a material adverse effect on our consolidated financial position, results of operations, cash flows and liquidity from claims and proceedings is remote.

On July 22, 2004, we were named as one of approximately 80 defendants in several cases consolidated as Gray v. Derderian, Case No. 1:04-CV-312-L, U.S.D.C. R.I. This litigation resulted from a nightclub fire in West Warwick, Rhode Island involving multiple deaths and injuries. There are in excess of 550 plaintiffs in the litigation. Along with other foam manufacturing defendants, we were alleged to have manufactured and sold bulk polyurethane foam to a foam fabricator in Rhode Island, who in turn, was alleged to have fabricated and sold foam sheets to the nightclub. The foam was among other materials alleged to have caught fire when pyrotechnics were ignited inside the nightclub.

We believe we did not manufacture the foam subject to the lawsuit and that we have valid defenses to the claims. Nevertheless, with our consent, our primary insurance carrier reached a tentative settlement with counsel for all plaintiffs on April 29, 2008 and we executed the final settlement agreement on October 6, 2009. The settlement agreement is subject to various court approvals and the signature of all plaintiffs. Pursuant to the settlement agreement, we would pay a $2 self-insured retention. The remainder of the $18.2 settlement would be paid by our insurance carrier. Management does not believe the settlement or the outcome will have a material effect on our financial condition, operating cash flows or results of operations. We recorded $2 of expense in 2008 and currently have a $16.2 receivable from the insurance carrier and an $18.2 liability related to this matter, that is included in current assets and current liabilities, respectively, in the Consolidated Balance Sheets.

Quarterly Summary of Earnings

Leggett & Platt, Incorporated

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth	Total
2009*
Net sales	$718.1	$757.4	$809.9	$769.7	$3,055.1
Gross profit	125.0	147.2	187.3	170.2	629.7
Earnings from continuing operations before income taxes	10.0	32.7	87.0	68.7	198.4
Earnings from continuing operations	3.3	19.1	56.2	42.5	121.1
(Earnings) loss attributable to noncontrolling interest, net of tax	.3	(.2)	(1.4)	(1.9)	(3.2)
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.12	$.34	$.26	$.74

Diluted	$.02	$.12	$.34	$.26	$.74

Earnings (loss) from discontinued operations, net of tax	(.3)	.1	(.5)	(5.4)	(6.1)
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$(.03)	$(.04)

Diluted	$—	$—	$—	$(.03)	$(.04)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	3.3	19.0	54.3	35.2	111.8
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.12	$.34	$.23	$.70

Diluted	$.02	$.12	$.34	$.23	$.70

2008**
Net sales	$998.3	$1,063.1	$1,132.2	$882.5	$4,076.1
Gross profit	177.1	196.4	207.1	110.6	691.2
Earnings (loss) from continuing operations before income taxes	59.3	71.4	86.6	(24.7)	192.6
Earnings (loss) from continuing operations	40.4	45.2	49.5	(7.6)	127.5
(Earnings) attributable to noncontrolling interest, net of tax	(1.2)	(1.7)	(1.1)	(.6)	(4.6)
Earnings (loss) per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.23	$.25	$.29	$(.05)	$.73

Diluted	$.23	$.25	$.29	$(.05)	$.73

Earnings (loss) from discontinued operations, net of tax	4.2	2.8	(15.7)	(9.8)	(18.5)
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.02	$(.09)	$(.06)	$(.11)

Diluted	$.02	$.02	$(.09)	$(.06)	$(.11)

Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	43.4	46.3	32.7	(18.0)	104.4
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.25	$.27	$.20	$(.11)	$.62

Diluted	$.25	$.27	$.20	$(.11)	$.62

*	Earnings in the first two quarters of 2009 were significantly impacted as we consumed the majority of higher cost steel but recognized only about half of the offsetting LIFO benefit (consistent with our historical practice of recording annual LIFO impacts evenly throughout the year). The remainder of the LIFO benefit was recognized in the last half of 2009, a period during which we experienced only minimal impact from higher cost steel.
**	Quarterly financial data has been retrospectively adjusted to reflect the reclassification of noncontrolling interests from “Other expense (income), net to (Earnings) loss attributable to noncontrolling interest, net of tax”.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2009 (1)
Allowance for doubtful receivables	$38.2	$29.5	$44.2	(2)	$23.5

Excess and obsolete inventory reserve, LIFO basis	$26.2	$16.2	$19.0		$23.4

Tax valuation allowance	$46.3	$(0.5)	$(21.2	)(3)	$67.0

Year ended December 31, 2008
Allowance for doubtful receivables	$23.9	$23.4	$9.1	(2)	$38.2

Excess and obsolete inventory reserve, LIFO basis	$35.3	$27.1	$36.2		$26.2

Tax valuation allowance	$55.2	$1.7	$10.6	(3)	$46.3

Year ended December 31, 2007
Allowance for doubtful receivables	$21.9	$8.5	$6.5	(2)	$23.9

Excess and obsolete inventory reserve, LIFO basis	$25.6	$22.5	$12.8		$35.3

Tax valuation allowance	$37.3	$16.1	$(1.8	)(3)	$55.2

(1)	The balances at December 31, 2009 include assets held for sale of $.1 of allowance for doubtful receivables, and $.8 of excess and obsolete inventory reserve.
(2)	Uncollectible accounts charged off, net of recoveries.
(3)	Federal tax effect of state and foreign net operating loss carryforwards and credits and changes in currency exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and
Chief Executive Officer

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S/ DAVID S. HAFFNER David S. Haffner	President and Chief Executive Officer	February 25, 2010

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Senior Vice President and Chief Financial Officer	February 25, 2010

(c) Principal Accounting Officer:

/S/ WILLIAM S. WEIL William S. Weil	Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2010

(d) Directors:

ROBERT E. BRUNNER* Robert E. Brunner	Director

RALPH W. CLARK* Ralph W. Clark	Director

ROBERT TED ENLOE, III* Robert Ted Enloe, III	Director

RICHARD T. FISHER* Richard T. Fisher	Chairman

Signature	Title	Date

KARL G. GLASSMAN* Karl G. Glassman	Director

DAVID S. HAFFNER* David S. Haffner	Director

JOSEPH W. MCCLANATHAN* Joseph W. McClanathan	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

PHOEBE A. WOOD* Phoebe A. Wood	Director

*By:	/s/ JOHN G. MOORE	February 25, 2010
John G. Moore
Attorney-in-Fact Under Power-of-Attorney dated February 24, 2010

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation of the Company as of May 13, 1987; Amendment dated May 12, 1993; and Amendment dated May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company, as amended through August 7, 2008, filed August 7, 2008 as Exhibit 3.2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2	Indenture, dated as of November 24, 1999 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank)), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated by reference. (SEC File No. 001-07845)

4.2.1	Tri-Party Agreement under the November 24, 1999 Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to The Chase Manhattan Bank) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.2.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.3	Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.3.1	Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.4	Form of Fixed Rate Note filed May 10, 2005 as Exhibit 4.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5	Form of Floating Rate Note filed May 10, 2005 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

4.6	Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7	Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.8	Form of $180,000,000 4.65% Notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.9	Form of $200,000,000 5.00% Notes due 2015 issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 11, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*	Employment Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.2*	Employment Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.3*	Employment Agreement between the Company and Matthew C. Flanigan, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.4*	Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.5*	Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.6*	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference. (SEC File No. 001-07845)

10.7*	Summary Sheet for Executive Cash Compensation, filed May 8, 2009 as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.8*	Summary Sheet of Director Compensation, filed May 9, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.9.1*	The Company’s Flexible Stock Plan, amended and restated, effective as of May 8, 2008, filed March 27, 2008 as Appendix C to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders, is incorporated by reference. (SEC File No. 001-07845)

10.9.2*,**	Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan.

10.9.3*	Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 26, 2008 as Exhibit 10.11.1 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.9.4*	Form of 2010 Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 5, 2009 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.9.5*	Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9.6*	Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9.7*	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed May 8, 2009 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.10*	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11*	2009 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2009 as Exhibit 10.2 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.12*	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

10.13*	The Company’s Deferred Compensation Program, Effective as of December 1, 2009, filed December 9, 2009 as Exhibit 10.2 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.14*	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.15*	The Company’s Pre-2005 Executive Stock Unit Program, as amended and restated, effective as of December 31, 2004, filed December 10, 2004 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.16*	The Company’s 2005 Executive Stock Unit Program, as amended, effective as of December 31, 2009, filed December 9, 2009 as Exhibit 10.1 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.17*,**	Description of long-term disability arrangements between the Company and certain executives.

10.18*	The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007 is incorporated by reference. (SEC File No. 001-07845)

10.19	Credit Agreement, dated August 5, 2005 among the Company, Wachovia Bank, N.A. as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 9, 2005 as Exhibit 10.1 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.19.1	First Amendment to Credit Agreement, dated July 31, 2006, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 3, 2006 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006 is incorporated by reference. (SEC File No. 001-07845)

10.19.2	Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.19.3	Third Amendment to Credit Agreement, dated September 30, 2008, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed October 2, 2008 as Exhibit 10.4 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.20	Assignment and Assumption between Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed February 26, 2008 as Exhibit 10.20.1 to the Company’s Form 10-K for the year ended December 31, 2007 is incorporated by reference. (SEC File No. 001-07845)

10.21	Assignment and Assumption between The Bank of New York and Comerica Bank, dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed February 26, 2008 as Exhibit 10.20.2 to the Company’s Form 10-K for the year ended December 31, 2007 is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.22	Assignment and Assumption between HSBC Bank USA National Association and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.23	Assignment and Assumption between BNP Paribas and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.24	Assignment and Assumption between BNP Paribas and Arvest Bank, dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.25	Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

10.26	Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.27	Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.28	Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005, filed May 9, 2007 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.29	Commercial Paper Dealer Agreement between the Company and Wells Fargo Securities, L.L.C. (formerly Wachovia Capital Markets, LLC) dated October 10, 2005, filed May 9, 2007 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2010.

Exhibit No.	Document Description

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2010.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2010.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2010.

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.