Form 10-Q
period 2010-03-31
LEGGETT & PLATT INC
filed 2010-05-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock outstanding as of April 30, 2010: 148,084,210

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$247.2	$260.5
Accounts and other receivables	545.4	491.6
Allowance for doubtful accounts	(21.5)	(22.1)
Inventories, net	438.6	409.1
Other current assets	53.0	58.1
Current assets held for sale	16.8	16.4

Total current assets	1,279.5	1,213.6
PROPERTY, PLANT AND EQUIPMENT
Property, plant & equipment, at cost	1,770.3	1,790.1
Less accumulated depreciation	1,128.9	1,121.5

Net property, plant & equipment	641.4	668.6

OTHER ASSETS
Goodwill	922.1	928.2
Other intangibles, less accumulated amortization of $93.3 and $98.2, respectively	165.4	171.1
Sundry	55.0	52.5
Non-current assets held for sale	27.3	27.2

Total other assets	1,169.8	1,179.0

TOTAL ASSETS	$3,090.7	$3,061.2

CURRENT LIABILITIES
Current maturities of long-term debt	$10.0	$10.1
Accounts payable	240.6	199.4
Accrued expenses	235.0	229.7
Other current liabilities	77.5	92.7
Current liabilities held for sale	3.6	3.2

Total current liabilities	566.7	535.1
LONG-TERM LIABILITIES
Long-term debt	822.2	789.3
Other long-term liabilities	111.9	112.3
Deferred income taxes	50.4	49.0

Total long-term liabilities	984.5	950.6
COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock	2.0	2.0
Additional contributed capital	467.4	467.7
Retained earnings	2,018.9	2,013.3
Accumulated other comprehensive income	81.4	104.8
Treasury stock	(1,051.8)	(1,033.8)

Total Leggett & Platt, Inc. equity	1,517.9	1,554.0
Noncontrolling interest	21.6	21.5

Total equity	1,539.5	1,575.5

TOTAL LIABILITIES AND EQUITY	$3,090.7	$3,061.2

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2010	2009
Net sales	$816.4	$718.1
Cost of goods sold	650.9	593.1

Gross profit	165.5	125.0

Selling and administrative expenses	92.3	101.9
Amortization of intangibles	5.0	4.3
Other (income) expense, net	(9.0)	.9

Earnings from continuing operations before interest and income taxes	77.2	17.9

Interest expense	9.3	9.4
Interest income	1.1	1.5

Earnings from continuing operations before income taxes	69.0	10.0

Income taxes	21.5	6.7

Earnings from continuing operations	47.5	3.3
Earnings (loss) from discontinued operations, net of tax	(.6)	(.3)

Net earnings	$46.9	$3.0
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.8)	.3

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$45.1	$3.3

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.02
Diluted	$.30	$.02
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.00	$.00
Diluted	$.00	$.00
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.02
Diluted	$.29	$.02

Cash dividends declared per share	$.26	$.25

Average shares outstanding
Basic	152.6	161.1
Diluted	154.3	161.4

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
OPERATING ACTIVITIES
Net earnings	$46.9	$3.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	26.9	27.1
Amortization	5.0	4.3
Provision for losses on accounts and notes receivable	1.4	15.7
Writedown of inventory	3.0	2.3
Asset impairment charges	2.3	.4
Net gain from sales of assets and businesses	(11.5)	(.6)
Deferred income tax expense (benefit)	5.0	(1.6)
Stock-based compensation	13.3	11.1
Other	(1.3)	1.6
Other changes, excluding effects from acquisitions and divestitures:
(Increase) decrease in accounts and other receivables	(58.9)	47.0
(Increase) decrease in inventories	(36.5)	40.3
Decrease in other current assets	2.4	1.1
Increase (decrease) in accounts payable	39.2	(14.3)
Increase (decrease) in accrued expenses and other current liabilities	13.9	(22.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	51.1	114.8

INVESTING ACTIVITIES
Additions to property, plant and equipment	(13.5)	(21.7)
Purchases of companies, net of cash acquired	(.4)	(.3)
Proceeds from sales of assets and businesses	10.0	3.0
Other	(.4)	4.2

NET CASH USED FOR INVESTING ACTIVITIES	(4.3)	(14.8)

FINANCING ACTIVITIES
Additions to debt	35.0	12.5
Payments on debt	(19.5)	(64.0)
Dividends paid	(38.7)	(39.1)
Issuances of common stock	2.0	.9
Purchases of common stock	(34.0)	(15.3)
Other	.3	.8

NET CASH USED FOR FINANCING ACTIVITIES	(54.9)	(104.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.2)	(.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(13.3)	(4.5)
CASH AND CASH EQUIVALENTS - January 1,	260.5	164.7

CASH AND CASH EQUIVALENTS - March 31,	$247.2	$160.2

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions, except per share data)

1. INTERIM PRESENTATION

The interim financial statements of Leggett & Platt, Incorporated (“Leggett”, “we”, “us” or “our”) included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of our financial position and operating results for the periods presented. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2009.

2. NEW ACCOUNTING GUIDANCE

In January 2010, the FASB issued amendments designed to improve disclosures about fair value measurements. The amendments require new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and separate disclosure about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The amendments also require clarification of existing disclosures for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). These disclosures are effective for interim and annual reporting periods beginning after December 31, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements.

The Financial Accounting Standards Board has issued other accounting guidance effective for future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our future financial statements.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Exit activities associated with an extensive review of our business portfolio in 2007 (which included the divestiture of some operations, the pruning of some business and the closure of certain underperforming plants) were substantially complete by the end of 2008. However, a small amount of subsequent activity directly related to these divestitures continued into 2009 and 2010.

One business (the Coated Fabrics unit previously reported in the Residential Furnishings segment) was sold in the third quarter of 2009.

At March 31, 2010 we had one remaining business held for sale (the Storage Products unit previously reported in Commercial Fixturing and Components). Pre-tax proceeds (fair value less costs to sell) from the sale of Storage Products are expected to recover the carrying value of the assets held for sale as presented in the following tables. Although market conditions have delayed the timing of this disposition we are fully committed to selling and actively marketing this business and expect to complete this disposition by the end of the second quarter or early third quarter. The net assets held for sale may fluctuate due to changes in working capital until this business is divested.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Results from discontinued operations and activity directly related to divestitures subsequent to the date of sale for the quarters ended March 31 were as follows:

	Three Months Ended March 31,
	2010	2009
External sales:
Residential Furnishings - Coated Fabrics Unit	$0.0	$6.0
Commercial Fixturing & Components - Storage Products Unit	12.2	13.6

External sales	$12.2	$19.6

Earnings (loss):
Residential Furnishings - Coated Fabrics Unit	$0.0	$(.4)
Commercial Fixturing & Components - Storage Products Unit (1)	(.8)	.1
Subsequent activity related to divestitures completed prior to 2009	(.1)	(.4)

Earnings (loss) before interest and income taxes	(.9)	(.7)
Income tax benefit	.3	.4

Earnings (loss) from discontinued operations, net of tax	$(.6)	$(.3)

(1)	In the first quarter of 2010, pre-tax impairment charges of $.9 were recorded for the Storage Products unit to reflect an updated estimate of fair value less costs to sell.

Net assets held for sale by segment were as follows:

	March 31, 2010
	Assets	Liabilities	Net Assets
Residential Furnishings	$8.7	$0.0	$8.7
Commercial Fixturing & Components	23.8	3.6	20.2
Aluminum Products	1.1	0.0	1.1
Industrial Materials	2.1	0.0	2.1
Specialized Products	8.4	0.0	8.4

Net assets held for sale	$44.1	$3.6	$40.5

	December 31, 2009
	Assets	Liabilities	Net Assets
Residential Furnishings	$9.4	$0.0	$9.4
Commercial Fixturing & Components	23.5	3.2	20.3
Aluminum Products	1.1	0.0	1.1
Industrial Materials	2.1	0.0	2.1
Specialized Products	7.5	0.0	7.5

Net assets held for sale	$43.6	$3.2	$40.4

These tables include $23.1 and $22.2 of property, plant and equipment held for sale at March 31, 2010 and December 31, 2009, respectively, primarily associated with the closings of various operations and prior year restructurings. These amounts also include land and buildings retained when we divested the Aluminum Products segment.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

The major classes of assets and liabilities held for sale included in our Consolidated Condensed Balance Sheets were as follows:

	March 31, 2010	December 31, 2009
Receivables, net	$5.2	$4.8
Inventories, net	11.4	11.4
Prepaid expenses and other current assets	.2	.2

Total current assets held for sale	16.8	16.4

Property, plant and equipment, net	27.3	27.2

Total non-current assets held for sale	27.3	27.2

Total assets held for sale	$44.1	$43.6

Accounts payable	$2.6	$2.3
Accrued expenses	1.0	.9

Total current liabilities held for sale	3.6	3.2

Total liabilities held for sale	$3.6	$3.2

Net assets held for sale	$40.5	$40.4

4. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2010	2009
Earnings from continuing operations	$47.5	$3.3
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.8)	.3

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	45.7	3.6
Earnings (loss) from discontinued operations, net of tax	(.6)	(.3)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$45.1	$3.3

Weighted average number of common shares used in basic EPS	152.6	161.1
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.7	.3

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	154.3	161.4

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.30	$.02
Discontinued operations	.00	.00

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.30	$.02

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.30	$.02
Discontinued operations	.00	.00

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.29	$.02

Shares issuable under employee and non-employee stock options	13.5	14.8
Anti-dilutive shares excluded from diluted EPS computation	4.4	13.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. INVENTORIES

Inventories, of which about 60% are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method, are comprised of the following:

	March 31, 2010	December 31, 2009
At FIFO cost
Finished goods	$229.6	$221.9
Work in process	48.0	44.7
Raw materials and supplies	219.8	201.2
LIFO reserve	(58.8)	(58.7)

	$438.6	$409.1

LIFO reserve activity during the three months ended March 31, 2010 reflects an increase of $2.1 for LIFO expense, offset by a reduction in the LIFO reserve of $2.0 associated with a small divestiture.

We calculate our LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year. Any change in the annual LIFO estimate will be reflected in the remaining quarters.

6. STOCK-BASED COMPENSATION

During the three months ended March 31, 2010 and 2009, 1.3 million and 1.9 million options, respectively, were granted to a broad group of employees. The weighted-average per-share fair value of the options granted was $4.08 and $2.22, for the three months ended March 31, 2010 and 2009, respectively. Beginning with the January 2010 grant we gave most employees (excluding officers) the choice to receive a cash payment in lieu of options. The value of the cash alternative was equal to approximately one-half of the Black-Scholes value of the option grant the employee would have otherwise received.

During the three months ended March 31, 2010 and 2009, we also granted Performance Stock Unit (PSU) awards to selected officers and other key managers. The PSU Awards vest at the end of a 3-year performance period based on our Total Shareholder Return [TSR = (Change in Stock Price + Dividends)/Beginning Stock Price] relative to a peer group. The grant date fair values of these awards were $21.96 in 2010 and $15.76 in 2009. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the comparator companies and are based upon assumptions similar to those used for stock options. These grants include service and market conditions, and participants will earn from 0% to 175% of the base award (the base award was total shares of 289,884 in 2010 and 584,650 in 2009). Thirty-five percent (35%) of the vested 2010 Award will be paid out in cash and we intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash.

The following table summarizes the weighted-average assumptions used to calculate the grant date fair value of options granted during the periods presented. Fair values were calculated using the Black-Scholes option pricing model.

	Three Months Ended March 31,
Key Assumptions	2010	2009
Risk-free interest rate	3.1%	1.9%
Expected life in years	6.9	6.7
Expected volatility (over expected life)	33.2%	31.4%
Expected dividend yield (over expected life)	5.2%	6.4%

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. STOCK-BASED COMPENSATION (continued)

The following table recaps the components of stock-based compensation (including discontinued operations) for each period presented:

	Three Months Ended March 31,
	2010	2009
Amortization of the grant date fair value of stock options	$2.6	$2.5
Stock-based retirement plans, discounts on various stock programs and other	4.9	3.8
Performance stock unit awards	2.1	1.4
Stock-based compensation elected by employees in lieu of cash compensation	3.7	3.4

	$13.3	$11.1

7. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2010 employer contributions are not significantly different than the $2.0 previously reported at December 31, 2009.

	Three Months Ended March 31,
	2010	2009
Components of net pension expense (income)
Service cost	$.6	$.5
Interest cost	3.3	3.4
Expected return on plan assets	(3.2)	(3.5)
Recognized net actuarial loss	.9	1.0

Net pension expense	$1.6	$1.4

8. SEGMENT INFORMATION

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. SEGMENT INFORMATION (continued)

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three months ended March 31, 2010:
Residential Furnishings	$432.3	$2.1	$434.4	$49.1
Commercial Fixturing & Components	140.7	1.0	141.7	7.9
Industrial Materials	115.3	61.8	177.1	13.4
Specialized Products	128.1	8.3	136.4	8.4
Intersegment eliminations				.5
Change in LIFO reserve				(2.1)

	$816.4	$73.2	$889.6	$77.2

Three months ended March 31, 2009:
Residential Furnishings	$411.6	$2.4	$414.0	$(7.1)
Commercial Fixturing & Components	114.4	1.1	115.5	(3.3)
Industrial Materials	104.3	60.6	164.9	13.0
Specialized Products	87.8	16.6	104.4	(8.5)
Intersegment eliminations				6.8
Change in LIFO reserve				17.0

	$718.1	$80.7	$798.8	$17.9

Average assets for our segments at March 31, 2010 and December 31, 2009 are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2010	December 31, 2009
Residential Furnishings	$647.4	$692.1
Commercial Fixturing & Components	182.0	213.5
Industrial Materials	206.8	237.2
Specialized Products	207.0	213.0
Average current liabilities included in segment numbers above	375.3	339.9
Assets held for sale	44.1	43.6
Unallocated assets (1)	1,408.7	1,436.1
Difference between average assets and period-end balance sheet	19.4	(114.2)

Total Assets	$3,090.7	$3,061.2

(1)	Primarily goodwill, other intangibles, cash and long-term notes receivable.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. CONTINGENCIES

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

On January 18, 2008, National Products, Inc. (NPI) sued Gamber-Johnson, LLC, a wholly-owned subsidiary of the Company (Gamber), in Case #C08-0049C-JLR, in the United States District Court, Western District of Washington, alleging that portions of a marketing video contained false and misleading statements violating the Lanham Act. NPI sought (i) injunctive relief requiring Gamber to cease use of the video and notify customers; (ii) damages for its alleged lost profits; and (iii) disgorgement of Gamber’s profits in an unspecified amount. NPI and Gamber compete in the market for vehicle computer mounting systems. Although portions of the claims were dismissed by the Court before trial, a jury on April 12, 2010 found that a few statements in the video were false and deliberate and awarded $10 in damages against Gamber. The Court has not yet ruled on Gamber’s motion for judgment as a matter of law which was filed during trial before the jury verdict. The Court also has the power to enhance or reduce the jury award, grant injunctive relief, and award attorney fees. A portion (not exceeding $1) of the award may be covered by insurance, but that coverage is subject to the insurance company’s reservation of rights.

We believe that Gamber has valid bases upon which the trial or appellate courts could either overturn the jury verdict or substantially reduce the damage award, and Gamber intends to vigorously pursue such bases. Although it is possible for the Company to incur a material amount of damages in this litigation, we do not believe that it is probable. As such, we established a reserve in the first quarter of 2010 for this litigation in an amount management believes is probable and is significantly less than the jury verdict. However, legal matters are subject to inherent uncertainties and it is possible that the ultimate resolution of this matter could have a material adverse impact on our financial position and results of operations.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY

	Three Months Ended March 31, 2010
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2010	$0.0	$1,575.5	$2,013.3	$469.7	$(1,033.8)	$21.5	$104.8
Net earnings	46.9	46.9	46.9	0.0	0.0	0.0	0.0
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.8)	0.0	(1.8)	0.0	0.0	1.8	0.0
Dividends declared	0.0	(39.5)	(39.5)	0.0	0.0	0.0	0.0
Dividends paid to noncontrolling interest	0.0	(1.7)	0.0	0.0	0.0	(1.7)	0.0
Treasury stock purchased	0.0	(38.5)	0.0	0.0	(38.5)	0.0	0.0
Treasury stock issued	0.0	13.0	0.0	(7.5)	20.5	0.0	0.0
Foreign currency translation adjustments	(23.5)	(23.5)	0.0	0.0	0.0	0.0	(23.5)
Cash flow hedges, net of tax	(.4)	(.4)	0.0	0.0	0.0	0.0	(.4)
Defined benefit pension plans, net of tax	.5	.5	0.0	0.0	0.0	0.0	.5
Stock options and benefit plan transactions, net of tax	0.0	7.2	0.0	7.2	0.0	0.0	0.0

Ending balance, March 31, 2010	$21.7	$1,539.5	$2,018.9	$469.4	$(1,051.8)	$21.6	$81.4

	Three Months Ended March 31, 2009
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2009	$0.0	$1,670.9	$2,062.1	$498.1	$(918.6)	$17.9	$11.4
Net earnings	3.0	3.0	3.0	0.0	0.0	0.0	0.0
(Earnings) loss attributable to noncontrolling interest, net of tax	.3	0.0	.3	0.0	0.0	(.3)	0.0
Dividends declared	0.0	(40.0)	(40.0)	0.0	0.0	0.0	0.0
Dividends paid to noncontrolling interest	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Treasury stock purchased	0.0	(17.4)	0.0	0.0	(17.4)	0.0	0.0
Treasury stock issued	0.0	21.6	0.0	(24.8)	46.4	0.0	0.0
Foreign currency translation adjustments	(14.0)	(13.9)	0.0	0.0	0.0	.1	(14.0)
Cash flow hedges, net of tax	(1.5)	(1.5)	0.0	0.0	0.0	0.0	(1.5)
Defined benefit pension plans, net of tax	.8	.8	0.0	0.0	0.0	0.0	.8
Stock options and benefit plan transactions, net of tax	0.0	(2.5)	0.0	(2.5)	0.0	0.0	0.0

Ending balance, March 31, 2009	$(11.4)	$1,621.0	$2,025.4	$470.8	$(889.6)	$17.7	$(3.3)

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. FAIR VALUE

Fair value measurements are established using a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

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

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

As of March 31, 2010:	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$165.1	$0.0	$0.0	$165.1
Short-term investments:
Bank time deposits	0.0	4.3	0.0	4.3
Derivative assets	0.0	2.4	0.0	2.4

Total assets	$165.1	$6.7	$0.0	$171.8

Liabilities:
Derivative liabilities	$1.2	$0.0	$0.0	$1.2

Total liabilities	$1.2	$0.0	$0.0	$1.2

As of December 31, 2009:	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$186.4	$0.0	$0.0	$186.4
Short-term investments:
Bank time deposits	0.0	5.2	0.0	5.2
Derivative assets	0.0	.6	0.0	.6

Total assets	$186.4	$5.8	$0.0	$192.2

Liabilities:
Derivative liabilities	$.6	$.3	$0.0	$.9

Total liabilities	$.6	$.3	$0.0	$.9

The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.

We incurred impairment charges of $2.3 for the three months ended March 31, 2010 ($1.4 in continuing operations and $.9 in discontinued operations) and $.4 for the three months ended March 31, 2009 (all in continuing operations) related to fixed assets. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

What We Do

Leggett & Platt is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a broad variety of engineered components and products found in most homes, offices, automobiles, and many retail stores. We make components that are often hidden within, but integral to, our customers’ products.

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

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable beds, bed frames, ornamental beds and geo components. This segment generated approximately 51% of total sales during 2009 and approximately 49% during the first quarter of 2010.

Commercial Fixturing & Components: Operations in this segment, which contributed approximately 15% of total sales in 2009 and approximately 16% in the first quarter of 2010, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, wire retail fixtures, mechanical springs, and many other end products. This segment generated approximately 19% of our total sales in 2009 and approximately 20% during the first quarter of 2010.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers. This segment contributed about 15% of total sales during 2009 and during the first quarter of 2010.

Discontinued Operations and Divestitures

During the past three years, we have divested six businesses. In 2008, we sold our Aluminum Products segment and four smaller business units (Wood Products, Fibers, Plastics, and the dealer portion of Commercial Vehicle Products). In 2009, we sold the Coated Fabrics business unit. We received after-tax cash proceeds of $420 million for these six businesses. One additional business unit (Storage Products) is also targeted for divestiture. Results of operations for all of these businesses are classified as discontinued operations in our financial statements.

For the remaining divestiture, we expect to recover the carrying value of the net assets held for sale. Net assets classified as held for sale totaled $40.5 million at March 31, 2010 (this includes $23.1 million not associated with the Storage Products business). Although recent market conditions have delayed the timing of the final disposition, we are fully committed to selling this business and expect to complete this disposition by the end of the second quarter or early third quarter.

Strategic Direction

In late 2007, we outlined significant changes to our strategy. We adopted a new primary financial metric (Total Shareholder Return), adopted role-based portfolio management, implemented more rigorous strategic planning, and changed the priorities for use of cash. Our goals, in sequential order, were to i) divest low performing businesses, ii) return more cash to investors, iii) improve margins and returns, and iv) begin to carefully and conservatively grow the company at 4-5% of annual revenue. We have made significant progress over the past two years.

Total Shareholder Return (TSR) is the key financial measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We focus on four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. In 2008, dividends and stock buybacks largely drove our TSR; during 2009, we benefited significantly from margin improvement; and within a few years we expect that modest annual sales growth will also contribute to TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control. From January 1, 2008 through April 30, 2010, we posted TSR of 61%, which ranks in the top 2% of the S&P 500.

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

Customers

We serve a broad suite of customers, with no single one representing over 6% of our 2009 annual sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are market demand, raw material costs, and competition.

Market Demand

Notable demand improvement in several of our end markets is reflected in our first quarter 2010 results. In our U.S. bedding business, innerspring unit volumes increased approximately 5% in the first quarter, reflecting improved market demand. Boxspring units grew significantly during the quarter reflecting improved demand and market share gains. Unit volumes in our furniture components business also increased in the first quarter due to market share gains and relative market strength in motion upholstery. In both bedding and furniture, market demand has been strongest in recent months at lower price points. Demand in the office furniture industry appears to have stabilized, albeit at a very low level. Revenues in our store fixtures business grew roughly 35% during the quarter, and continue to reflect solid demand by the value-oriented retailers with which we are very well placed. Automotive industry production rates continue to improve globally. Industry forecasts anticipate production growth in all the major automotive markets for the full year 2010.

Raw Material Costs

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

As a producer of steel rod, we are impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Steel costs increased during the first quarter of 2010. These increases included further escalation in scrap costs which compressed metal margins at our steel rod mill. Market prices for steel rod have been increasing, and we expect metal margins to improve in the coming quarters. As a result of the cost increases, we have announced and are in the process of implementing price increases in our major steel-based businesses.

Competition

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia. In instances where our customers move production of their finished products overseas, our operations have been located nearby to supply them efficiently.

Certain foreign manufacturers benefit from more lenient regulatory climates related to safety and environmental matters. In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began. As a result, we regained market share and performance in our Bedding group improved. The investigations were brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect for at least another four years. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and misclassifying the actual country of origin. Leggett, along with several U.S. manufacturers of steel wire products with active antidumping and antidumping/countervailing duty orders, formed a coalition and are working with members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

Asset Impairments and Restructuring-related Charges

Exit activities associated with the extensive review of our business portfolio in 2007 (which included the divestiture of some operations, the pruning of some businesses and the closure of certain underperforming plants) were substantially complete by the end of 2008. There were no other material restructuring plans initiated during 2009 or 2010. Net impairment and restructuring-related charges for continuing operations during the first quarters of 2009 and 2010 were $2.2 million and $1.0 million, respectively.

We will conduct our annual review for potential goodwill impairment in June 2010 and test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

First quarter sales of $816.4 million (from continuing operations) were 14% higher than in the first quarter of 2009; unit volumes improved approximately 18%, but were partially offset by reduced prices associated with steel-related price deflation that occurred during the first half of 2009.

Earnings per share from continuing operations for the quarter were $.30 per diluted share, including a $.03 per share net benefit from several offsetting items (with the largest being a $.05 per share benefit associated with the sale of a building and several smaller items including the gain on a sale of a small divestiture, asset impairment and restructuring-related charges, and changes in litigation reserves that net to a $.02 per share expense). In the first quarter of 2009, earnings per share from continuing operations were $.02 (including a $.04 per share expense related to a customer bankruptcy). Earnings increased primarily as a result of higher sales and the associated improvement in capacity utilization, cost reduction initiatives implemented in 2009, and pricing discipline.

Discontinued operations had less than $.01 effect on earnings per share in the first quarter of 2010 or in the first quarter of 2009.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. Earnings for the first quarter 2010 reflect a LIFO expense of $2.1 million, compared to LIFO benefit of $17.0 million in the first quarter of 2009. LIFO created significant variability in 2009 quarterly earnings. Steel deflation negatively impacted segment earnings for the first half of 2009. This impact was offset by a LIFO benefit at the corporate level, but that benefit was spread across all four quarters. LIFO-related impacts are not anticipated to be as significant during 2010. Our LIFO estimate for the full year incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to predict accurately). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in subsequent quarters. See Note 5 of the Notes to Consolidated Condensed Financial Statements for further discussion of inventories.

Interest and Income Taxes

First quarter 2010 interest expense from continuing operations was level with the first quarter of 2009. Interest expense for the full year 2010 is expected to be slightly lower than in 2009.

The reported first quarter consolidated worldwide effective tax rate on continuing operations was 31%, compared to 67% for the same quarter last year. The 2009 effective rate was high due to the low level and the mix of earnings among various tax jurisdictions, while 2010’s rate benefitted from the favorable tax impact of a building gain in the first quarter of 2010. We anticipate the effective rate for the remainder of 2010 will approximate 33%, but is dependent upon such factors as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of discrete items in future quarters, the outcome of tax audits during the year, and the effect of any tax law changes.

Discussion of Segment Results

First Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 8 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the quarters ended March 31, 2010 and March 31, 2009 are shown in the following tables.

	Three Months ended March 31, 2010 Sales	Three Months ended March 31, 2009 Sales	Change in Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$434.4	$414.0	$20.4	4.9%	5.0%
Commercial Fixturing & Components	141.7	115.5	26.2	22.7	22.7
Industrial Materials	177.1	164.9	12.2	7.4	7.8
Specialized Products	136.4	104.4	32.0	30.7	30.5

Total	889.6	798.8	90.8	11.4
Intersegment sales	(73.2)	(80.7)	7.5

External sales	$816.4	$718.1	$98.3	13.7%	13.8%

	Three Months ended March 31, 2010 EBIT	Three Months ended March 31, 2009 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Residential Furnishings	$49.1	$(7.1)	$56.2	791.5%	11.3%	(1.7)%
Commercial Fixturing & Components	7.9	(3.3)	11.2	339.4	5.6	(2.9)
Industrial Materials	13.4	13.0	.4	3.1	7.6	7.9
Specialized Products	8.4	(8.5)	16.9	198.8	6.2	(8.1)
Intersegment eliminations	.5	6.8	(6.3)
Change in LIFO reserve	(2.1)	17.0	(19.1)

Total	$77.2	$17.9	$59.3	331.3%	9.5%	2.5%

(1)	The amount of sales increase not attributable to acquisitions; sales growth that comes from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Total sales from continuing operations increased $20.4 million, or 4.9%, as a result of improved market demand. Unit volume increased 10%, but was partially offset by lower unit prices (from steel-related price deflation that occurred in the first half of 2009).

EBIT (earnings before interest and income taxes) from continuing operations increased $56.2 million due to improved sales, price discipline, cost structure improvements, the benefit associated with the sale of a building, and absence of last year’s bad debt expense related to a customer bankruptcy.

Commercial Fixturing & Components

Total sales from continuing operations increased $26.2 million, or 22.7%, due to our strong position with value-oriented retailers and new programs with office furniture manufacturers.

EBIT from continuing operations increased $11.2 million due to sales growth, cost reductions and operational improvements.

Industrial Materials

Total sales increased $12.2 million, or 7.4%; unit volume was 18% higher, but was partially offset by lower unit prices (from steel-related price deflation that occurred during the first half of 2009).

EBIT increased $.4 million, with the impact of higher volume offset by lower metal margins (reflecting higher costs for scrap steel).

Specialized Products

Total sales from continuing operations increased $32.0 million, or 30.7%. Significantly improved automotive demand was partially offset by weaker demand for machinery and commercial vehicle products.

EBIT from continuing operations increased $16.9 million, with the benefit from higher volume, cost reductions and operational improvements partially offset by non-operating charges (including increased litigation reserves, asset impairments and restructuring-related charges) that totaled $4 million of expense.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in the first quarter of 2010 were $(.6) million, compared to losses from discontinued operations of $(.3) in the first quarter of 2009.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. Net debt to net capital increased slightly from 23.7% at year-end 2009 to 25.6% as of March 31, 2010. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at March 31, 2010 and December 31, 2009 is presented on page 20.

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

Pay Dividends

With planned improvements in returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that can occur. We declared a first quarter dividend of $.26 per share (paid on April 15). Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We expect to spend approximately $155 million on dividends in 2010 (slightly less than in 2009 because of share repurchases). Cash from operations has been, and is expected to continue to be, sufficient to fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2010, we repurchased 2.0 million shares of our stock, and issued 1.0 million shares through employee benefit plans. As a result, shares outstanding decreased by 1.0 million shares to 147.8 million.

We expect to repurchase approximately 3 to 6 million shares in 2010, (subject to the amount of cash flow generated from operations, stock price fluctuations, and other potential uses of cash) and issue approximately 3 million shares via employee benefit plans. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2010.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the three months ended March 31, 2010 was $51.1 million. This is $63.7 million lower than the first three months of 2009, primarily a result of increased working capital levels. Although working capital dollars increased, working capital as a percent of sales remained relatively constant. For the full year 2010, we expect cash from operations to exceed $300 million.

The following table presents key working capital measures at the end of the first quarter of the past two years.

	# Days Outstanding
	March 31, 2010 (3 Months)	March 31, 2009 (3 months)	Increase (Decrease)
Accounts Receivable, net (1)	58	62	(4)
Inventory, net (2)	61	69	(8)
Accounts Payable (3)	33	24	9

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (1st quarter net sales ÷ number of days in the quarter).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (1st quarter cost of goods sold ÷ number of days in the quarter).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (1st quarter cost of goods sold ÷ number of days in the quarter).

•

Accounts receivable — The dollar amount of accounts receivable increased from both the first quarter of 2009 and year-end 2009 levels, primarily due to improved sales. As part of our quarterly accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events such as availability of credit in determining if outstanding amounts are collectible. In the first quarter of 2010, we incurred $1.4 million of bad debt expense as compared to $15.7 million in the first quarter of 2009. The large amount of expense in the first quarter of 2009 is primarily due to a single customer bankruptcy.

•

Days Sales Outstanding — Our DSO has improved as the economy begins to stabilize, and we continue to focus on collection efforts to ensure customer accounts are paid on time. Comparable 2009 quarterly DSO levels were high, as customers slowed payments during the economic downturn. We do not believe the decrease in DSO is indicative of a significant change in credit risk or is likely to materially increase our liquidity position. Rather, we believe the decrease in DSO is within a reasonable range of change caused by differences in the timing of sales and cash receipts.

•

Inventory — The dollar value of our inventories decreased in the first quarter of 2010 compared to the same period in 2009 primarily due to price deflation. The dollar value of inventory has increased from year-end as branches are building inventory to meet improved demand. During the first quarter of 2010, we expensed $3.0 million for obsolete and slow moving inventories as compared to $2.3 million in the first quarter of 2009. We do not expect any significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

•

Days Inventory on Hand — The number of days of inventory on hand (DIO) has decreased versus the prior year. Our inventory levels at the end of the first quarter 2010 (in dollars) were lower as a percent of sales and cost of goods sold as compared to the first quarter of 2009. First quarter 2009 inventory reflected higher priced steel while sales remained at a low level as a result of the financial crisis that began in the third quarter of 2008.

•

Accounts Payable — The dollar value of accounts payable increased in the first quarter of 2010 compared to both year-end and the first quarter of 2009 as we begin to build inventory levels as discussed above and our continued efforts to optimize payment terms with our vendors.

•	Days Payable Outstanding — We have seen an increase in the number of days of payables outstanding (DPO) as we continue to work with vendors to extend our standard payment terms.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics at March 31, 2010 and December 31, 2009.

(Dollar amounts in millions)	March 31, 2010	December 31, 2009
Long-term debt outstanding:
Scheduled maturities	$762	$764
Average interest rates*	4.6%	4.6%
Average maturities in years*	5.4	5.6
Revolving credit/commercial paper	60	25

Total long-term debt	822	789
Deferred income taxes and other liabilities	162	161
Shareholders’ equity and noncontrolling interest	1,540	1,576

Total capitalization	2,524	$2,526
Unused committed credit:
Long-term	$446	$491
Short-term	0	0

Total unused committed credit	$446	$491

Current maturities of long-term debt	$10	$10

Cash and cash equivalents	$247	$260

Ratio of earnings to fixed charges**	5.9x	4.6 x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization at March 31, 2010 and December 31, 2009, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	March 31, 2010	December 31, 2009
Debt to total capitalization:
Long-term debt	$822	$789
Current debt maturities	10	10
Cash and cash equivalents	(247)	(260)

Net debt	$585	$539

Total Capitalization	$2,524	$2,526
Current debt maturities	10	10
Cash and cash equivalents	(247)	(260)

Net capitalization	$2,287	$2,276

Long-term debt to total capitalization	32.6%	31.2%

Net debt to net capitalization	25.6%	23.7%

Total debt (which includes long-term debt and current debt maturities) increased $33 million from year-end 2009 levels. During the three-month period, we increased our commercial paper borrowings by $35 million and paid off $2 million of other long-term debt that came due.

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement (of which $446 million was available as of March 31, 2010, as discussed below) with a syndicate of 14 lenders that terminates in 2012. At March 31, 2010, $60 million of commercial paper was outstanding under this program and is classified as long-term debt. We also maintain an active shelf registration. With anticipated operating cash flows, the commercial paper program and the active shelf registration, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, and fund future growth.

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

The revolving credit agreement provides for the ability to issue letters of credit up to an aggregate $250 million. Any utilization of these commitments for letters of credit reduces our commercial paper/loan capacity by a corresponding amount. At March 31, 2010, we had issued $94 million of letters of credit under these commitments. Accordingly, at quarter end, an additional $446 million was available to us under our commercial paper program ($600 million in total program - $60 million of outstanding commercial paper - $94 million of issued letters of credit).

NEW ACCOUNTING STANDARDS

We adopted new accounting guidance in the first quarter 2010 as discussed in Note 2 to the Consolidated Condensed Financial Statements on page 5. The Financial Accounting Standards Board has issued other accounting guidance effective for future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $730.0 million carrying value by $37.1 million at March 31, 2010, and less than its $730.0 million carrying value by $71.1 million at December 31, 2009. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at March 31, 2010 and December 31, 2009 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $795.1 million at March 31, 2010, compared to $820.6 million at December 31, 2009.

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

Readers should review Item 1A Risk Factors in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•

adverse changes in inflation, currency, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations);

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to collect receivables from our customers;

•	our ability to achieve expected levels of cash flow from operations;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment; and

•	litigation including product liability and warranty, product advertising, taxation, environmental, intellectual property and workers’ compensation expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of March 31, 2010 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 9 on page 11 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

ITEM 1A.	RISK FACTORS

Our 2009 Annual Report on Form 10-K filed February 25, 2010 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Steel costs increased during the first quarter of 2010. These increases included further escalation in scrap costs which compressed metal margins at our steel rod mill. If the metal margins are further compressed, this could negatively impact our results of operations.

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

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2010, goodwill and other intangible assets represented approximately $1.1 billion, or approximately 35% of our total assets. In addition, net property, plant and equipment, sundry assets and non-current assets held for sale totaled approximately $724 million, or approximately 23% of total assets.

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year-end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2009 indicated no goodwill impairments. At March 31, 2010, goodwill associated with reporting units whose fair values exceeded the carrying value by 10-20% was $370.8 million; $113.2 million of goodwill was associated with reporting units that had 20-30% excess fair value; and $438.1 million of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 30%.

For the quarter ended March 31, 2010, other long-lived asset impairments were $2.3 million, of which $1.4 million were in continuing operations and $.9 were in discontinued operations, for fixed assets to reflect estimates of fair value less costs to sell.

If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur future (unanticipated) impairment charges, which could negatively impact our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2010	206,099	$18.57	206,099	9,793,901
February 2010	977,742	$18.86	977,742	8,816,159
March 2010	566,260	$21.32	559,518	8,256,641

Total	1,750,101	$19.62	1,743,359

(1)	This number includes 6,742 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in net option exercises and net stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

Sale of Unregistered Shares of Common Stock

In the first quarter of 2010 the Company issued 7,000 shares of common stock (at fair market value) to David S. Haffner, President and Chief Executive Officer as set out below.

Name	Date of Issuance	Number of Shares	Price per Share	Administrative Fee	Total Purchase Price
David S. Haffner	1/29/10	7,000	$18.26	$140	$127,960

The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in that the transactions did not involve a public offering.

ITEM 6.	EXHIBITS

Exhibit 10.1 – Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed February 25, 2010 as Exhibit 10.9.2 to the Company’s Form 10-K for the year ended December 31, 2009, is incorporated by reference. (SEC File No. 001-07845).

Exhibit 10.2 – 2010 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2010 as Exhibit 10.2 to the Company’s Form 8-K/A, is incorporated by reference. (SEC File No. 001-07845).

Exhibit 10.3 – Summary Sheet for Executive Cash Compensation, filed April 1, 2010 as Exhibit 10.3 to the Company’s Form 8-K/A, is incorporated by reference. (SEC File No. 001-07845).

Exhibit 10.4* – The Company’s 2005 Executive Stock Unit Program, as amended, effective December 31, 2009.

Exhibit 12* – Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1* – Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

Exhibit 31.2* – Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

Exhibit 32.1* – Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

Exhibit 32.2* – Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

* - Denotes filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 5, 2010	By:	/S/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: May 5, 2010	By:	/S/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed February 25, 2010 as Exhibit 10.9.2 to the Company’s Form 10-K for the year ended December 31, 2009, is incorporated by reference (SEC File No. 001-07845).

10.2	2010 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2010 as Exhibit 10.2 to the Company’s Form 8-K/A, is incorporated by reference (SEC File No. 001-07845).

10.3	Summary Sheet for Executive Cash Compensation, filed April 1, 2010 as Exhibit 10.3 to the Company’s Form 8-K/A, is incorporated by reference (SEC File No. 001-07845).

10.4*	The Company’s 2005 Executive Stock Unit Program, as amended, effective December 31, 2009.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2010.

*	Denotes filed herewith.