Form 10-Q
period 2010-06-30
LEGGETT & PLATT INC
filed 2010-08-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock outstanding as of July 30, 2010: 146,440,069

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$243.5	$260.5
Accounts and other receivables, net	537.2	469.5
Inventories
Finished goods	233.9	221.9
Work in process	53.7	44.7
Raw materials and supplies	224.9	201.2
LIFO reserve	(61.0)	(58.7)

Total inventories, net	451.5	409.1
Other current assets	56.1	58.1
Current assets held for sale	18.7	16.4

Total current assets	1,307.0	1,213.6

PROPERTY, PLANT AND EQUIPMENT – AT COST
Machinery and equipment	1,111.0	1,127.7
Buildings and other	597.1	612.8
Land	47.6	49.6

Total property, plant and equipment	1,755.7	1,790.1
Less accumulated depreciation	1,131.1	1,121.5

Net property, plant and equipment	624.6	668.6

OTHER ASSETS
Goodwill	904.2	928.2
Other intangibles, less accumulated amortization of $97.5 and $98.2, respectively	160.4	171.1
Sundry	55.8	52.5
Non-current assets held for sale	27.3	27.2

Total other assets	1,147.7	1,179.0

TOTAL ASSETS	$3,079.3	$3,061.2

CURRENT LIABILITIES
Current maturities of long-term debt	$10.0	$10.1
Accounts payable	256.9	199.4
Accrued expenses	224.6	229.7
Other current liabilities	75.1	92.7
Current liabilities held for sale	5.0	3.2

Total current liabilities	571.6	535.1
LONG-TERM LIABILITIES
Long-term debt	854.8	789.3
Other long-term liabilities	117.8	112.3
Deferred income taxes	46.8	49.0

Total long-term liabilities	1,019.4	950.6

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock	2.0	2.0
Additional contributed capital	471.4	467.7
Retained earnings	2,032.3	2,013.3
Accumulated other comprehensive income	42.7	104.8
Treasury stock	(1,083.2)	(1,033.8)

Total Leggett & Platt, Inc. equity	1,465.2	1,554.0
Noncontrolling interest	23.1	21.5

Total equity	1,488.3	1,575.5

TOTAL LIABILITIES AND EQUITY	$3,079.3	$3,061.2

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions, except per share data)	2010	2009	2010	2009
Net sales	$1,690.7	$1,475.5	$874.3	$757.4
Cost of goods sold	1,345.5	1,203.3	694.6	610.2

Gross profit	345.2	272.2	179.7	147.2

Selling and administrative expenses	181.1	190.9	88.8	89.0
Amortization of intangibles	9.9	9.8	4.9	5.5
Other (income) expense, net	(8.1)	12.8	.9	11.9

Earnings from continuing operations before interest and income taxes	162.3	58.7	85.1	40.8

Interest expense	18.5	18.5	9.2	9.1
Interest income	2.3	2.5	1.2	1.0

Earnings from continuing operations before income taxes	146.1	42.7	77.1	32.7

Income taxes	45.0	20.3	23.5	13.6

Earnings from continuing operations	101.1	22.4	53.6	19.1
Earnings (loss) from discontinued operations, net of tax	(.1)	(.2)	.5	.1

Net earnings	$101.0	$22.2	$54.1	$19.2
(Earnings) loss attributable to noncontrolling interest, net of tax	(3.2)	.1	(1.4)	(.2)

Net earnings attributable to Leggett & Platt, Inc.	$97.8	$22.3	$52.7	$19.0

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.14	$.34	$.12
Diluted	$.64	$.14	$.34	$.12
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.00	$.00	$.00	$.00
Diluted	$.00	$.00	$.00	$.00
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.14	$.35	$.12
Diluted	$.63	$.14	$.34	$.12

Cash dividends declared per share	$.52	$.50	$.26	$.25

Average shares outstanding
Basic	152.0	161.3	151.5	161.5
Diluted	154.1	161.6	153.8	161.8

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2010	2009
OPERATING ACTIVITIES
Net earnings	$101.0	$22.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	51.3	55.0
Amortization	9.9	9.8
Provision for losses on accounts and notes receivable	5.3	27.9
Writedown of inventory	5.0	8.6
Asset impairment charges	2.3	.7
Net gain from sales of assets and businesses	(12.1)	(.3)
Deferred income tax expense	5.3	3.6
Stock-based compensation	21.7	21.6
Other	(1.5)	(.6)
Other changes, excluding effects from acquisitions and divestitures:
(Increase) decrease in accounts and other receivables	(82.7)	60.4
(Increase) decrease in inventories	(55.8)	86.1
(Increase) decrease in other current assets	(1.6)	3.1
Increase in accounts payable	62.1	7.5
Increase (decrease) in accrued expenses and other current liabilities	7.7	(17.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	117.9	288.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	(30.0)	(51.5)
Purchases of companies, net of cash acquired	(.4)	(.3)
Proceeds from sales of assets and businesses	10.8	5.8
Other	.5	2.9

NET CASH USED FOR INVESTING ACTIVITIES	(19.1)	(43.1)

FINANCING ACTIVITIES
Additions to debt	68.0	12.5
Payments on debt	(25.5)	(105.2)
Dividends paid	(77.2)	(78.3)
Issuances of common stock	17.3	1.0
Purchases of common stock	(89.1)	(27.0)
Other	1.2	.4

NET CASH USED FOR FINANCING ACTIVITIES	(105.3)	(196.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10.5)	8.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17.0)	57.5
CASH AND CASH EQUIVALENTS - January 1,	260.5	164.7

CASH AND CASH EQUIVALENTS - June 30,	$243.5	$222.2

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions, except per share data)

1.	INTERIM PRESENTATION

The interim financial statements of Leggett & Platt, Incorporated (“we”, “us” or “our”) included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of our financial position and operating results for the periods presented. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2009.

2.	NEW ACCOUNTING GUIDANCE

In January 2010, the Financial Accounting Standards Board issued amendments designed to improve disclosures about fair value measurements. The amendments require new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and separate disclosure about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The amendments also require clarification of existing disclosures for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). These disclosures are effective for interim and annual reporting periods beginning after December 31, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements.

The FASB has issued other accounting guidance effective for future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our future financial statements.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Exit activities associated with an extensive review of our business portfolio in 2007 (which included the divestiture of some operations, the pruning of some business and the closure of certain underperforming plants) were substantially complete by the end of 2008. However, a small amount of subsequent activity directly related to these divestitures continued into 2009 and 2010. Also see Note 12 on page 15 for discussion of the second quarter 2009 write-down of a promissory note in connection with the 2008 Aluminum Products segment divestiture.

One business (the Coated Fabrics unit previously reported in the Residential Furnishings segment) was sold in the third quarter of 2009.

At June 30, 2010 we had one remaining business held for sale (the Storage Products unit previously reported in Commercial Fixturing and Components). Pre-tax proceeds (fair value less costs to sell) from the sale of Storage Products are expected to recover the carrying value of the assets held for sale as presented in the following tables. Although market conditions have delayed the timing of this disposition we are fully committed to selling and actively marketing this business and expect to complete this disposition by the end of the third quarter. The net assets held for sale may fluctuate due to changes in working capital until this business is divested.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Results from discontinued operations and activity directly related to divestitures subsequent to the date of sale for the six months and quarters ended June 30 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
External sales:
Residential Furnishings - Coated Fabrics Unit	$0.0	$10.9	$0.0	$4.9
Commercial Fixturing & Components - Storage Products Unit	26.3	27.8	14.1	14.2

External sales	$26.3	$38.7	$14.1	$19.1

Earnings (loss):
Residential Furnishings - Coated Fabrics Unit	$0.0	$(.6)	$0.0	$(.2)
Commercial Fixturing & Components - Storage Products Unit (1)	(.1)	1.4	.7	1.3
Subsequent activity related to divestitures completed prior to 2009	(.1)	(.7)	0.0	(.3)

Earnings before interest and income taxes	(.2)	.1	.7	.8
Income tax expense	.1	(.3)	(.2)	(.7)

Earnings (loss) from discontinued operations, net of tax	$(.1)	$(.2)	$.5	$.1

(1)	In the first quarter of 2010, pre-tax impairment charges of $.9 were recorded for the Storage Products unit to reflect an updated estimate of fair value less costs to sell.

Net assets held for sale by segment were as follows:

	June 30, 2010
	Assets	Liabilities	Net Assets
Residential Furnishings	$8.7	$0.0	$8.7
Commercial Fixturing & Components	25.7	5.0	20.7
Aluminum Products	1.1	0.0	1.1
Industrial Materials	2.1	0.0	2.1
Specialized Products	8.4	0.0	8.4

Net assets held for sale	$46.0	$5.0	$41.0

	December 31, 2009
	Assets	Liabilities	Net Assets
Residential Furnishings	$9.4	$0.0	$9.4
Commercial Fixturing & Components	23.5	3.2	20.3
Aluminum Products	1.1	0.0	1.1
Industrial Materials	2.1	0.0	2.1
Specialized Products	7.5	0.0	7.5

Net assets held for sale	$43.6	$3.2	$40.4

These tables include $23.1 and $22.2 of property, plant and equipment held for sale at June 30, 2010 and December 31, 2009, respectively, primarily associated with the closings of various operations and prior year restructurings. These amounts also include land and buildings retained when we divested the Aluminum Products segment.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

The major classes of assets and liabilities held for sale included in our Consolidated Condensed Balance Sheets were as follows:

	June 30, 2010	December 31, 2009
Receivables, net	$6.1	$4.8
Inventories, net	12.4	11.4
Prepaid expenses and other current assets	.2	.2

Total current assets held for sale	18.7	16.4

Property, plant and equipment, net	27.2	27.2
Intangibles, net	.1	0.0

Total non-current assets held for sale	27.3	27.2

Total assets held for sale	$46.0	$43.6

Accounts payable	$3.7	$2.3
Accrued expenses	1.3	.9

Total current liabilities held for sale	5.0	3.2

Total liabilities held for sale	$5.0	$3.2

Net assets held for sale	$41.0	$40.4

4.	EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Earnings from continuing operations	$101.1	$22.4	$53.6	$19.1
(Earnings) loss attributable to noncontrolling interest, net of tax	(3.2)	.1	(1.4)	(.2)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders.	$97.9	$22.5	$52.2	$18.9
Earnings (loss) from discontinued operations, net of tax	(.1)	(.2)	.5	.1

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$97.8	$22.3	$52.7	$19.0

Weighted average number of common shares used in basic EPS	152.0	161.3	151.5	161.5
Additional dilutive shares principally from the assumed exercise of outstanding stock options	2.1	.3	2.3	.3

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	154.1	161.6	153.8	161.8

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.64	$.14	$.34	$.12
Discontinued operations	.00	.00	.00	.00

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.64	$.14	$.35	$.12

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.64	$.14	$.34	$.12
Discontinued operations	.00	.00	.00	.00

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.63	$.14	$.34	$.12

Shares issuable under employee and non-employee stock options	12.6	13.6	12.6	13.6
Anti-dilutive shares excluded from diluted EPS computation	3.0	12.8	1.5	12.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	INVENTORIES

About 60% of our inventories are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
LIFO expense (benefit)	$4.3	$(36.0)	$2.2	$(19.0)

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

6.	STOCK-BASED COMPENSATION

The following table recaps the components of stock-based compensation (including discontinued operations) for each period presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Amortization of the grant date fair value of stock options (1)	$3.5	$3.9	$.9	$1.4
Performance Stock Unit awards (2)	4.3	2.7	2.2	1.3
Stock-based retirement plans, discounts on various stock programs and other	7.4	7.4	2.5	3.6
Stock-based compensation elected by employees in lieu of cash compensation	6.5	7.6	2.8	4.2

	$21.7	$21.6	$8.4	$10.5

(1)	Stock Option Grants

We grant stock options annually on a discretionary basis to a broad group of employees. The following table summarizes the number of options granted, the weighted-average per share fair value and related assumptions during the periods presented. Fair values were calculated using the Black-Scholes option pricing model. Beginning with the January 2010 grant, we gave employees the choice to receive a cash payment in lieu of options. The value of the cash alternative was equal to approximately one-half of the Black-Scholes value of the option grant the employee would have otherwise received.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Options granted (in millions)	1.3	1.9	0.0	0.0
Weighted-average per share fair value	$4.08	$2.22	$3.84	$1.93
Risk-free interest rate	3.1%	1.9%	2.1%	1.2%
Expected life in years	6.9	6.7	6.0	4.9
Expected volatility (over expected life)	33.2%	31.4%	33.9%	30.8%
Expected dividend yield (over expected life)	5.2%	6.4%	5.2%	6.6%

(2)	Performance Stock Unit Awards

We also grant Performance Stock Unit (PSU) awards in the first quarter of each year to selected officers and other key managers. The PSU awards vest at the end of a 3-year performance period based on our Total Shareholder Return [TSR = (Change in Stock Price + Dividends)/Beginning Stock Price] relative to a peer group. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 900 (approximately 330 companies).

Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the comparator companies and are based upon assumptions similar to those used for stock options. These grants include service and market conditions, and participants will earn from 0% to 175% of the base award. Thirty-five percent (35%) of the vested 2010 Award will be paid out in cash and we intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.	STOCK-BASED COMPENSATION (continued)

Below is a summary of the number of shares and related grant date fair value for the periods presented:

	Six Months Ended June 30,
	2010	2009
Total shares base award (in millions)	.3	.6
Grant date per share fair value	$21.96	$15.76

7.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Trade	$507.0	$433.3
Other	54.4	58.3

Total accounts and other receivables	561.4	491.6
Allowance for doubtful accounts	(24.2)	(22.1)

Total	$537.2	$469.5

8.	EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2010 employer contributions are not significantly different than the $2.0 previously reported at December 31, 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Components of net pension expense
Service cost	$1.1	$1.1	$.5	$.6
Interest cost	6.7	6.8	3.4	3.4
Expected return on plan assets	(6.4)	(7.1)	(3.2)	(3.6)
Recognized net actuarial loss	1.8	2.0	.9	1.0

Net pension expense	$3.2	$2.8	$1.6	$1.4

9.	SEGMENT INFORMATION

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

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2010:
Residential Furnishings	$887.7	$4.1	$891.8	$94.0
Commercial Fixturing & Components	281.4	2.1	283.5	16.6
Industrial Materials	247.6	124.2	371.8	30.2
Specialized Products	274.0	18.4	292.4	27.2
Intersegment eliminations				(1.4)
Change in LIFO reserve				(4.3)

	$1,690.7	$148.8	$1,839.5	$162.3

Six Months ended June 30, 2009:
Residential Furnishings	$829.9	$4.4	$834.3	$17.0
Commercial Fixturing & Components	245.0	1.9	246.9	(1.6)
Industrial Materials	207.2	110.2	317.4	26.8
Specialized Products	193.4	30.9	224.3	(6.8)
Write-down of divestiture note (as discussed in Note 12)				(10.6)
Intersegment eliminations				(2.1)
Change in LIFO reserve				36.0

	$1,475.5	$147.4	$1,622.9	$58.7

Three months ended June 30, 2010:
Residential Furnishings	$455.4	$2.0	$457.4	$44.9
Commercial Fixturing & Components	140.7	1.1	141.8	8.7
Industrial Materials	132.3	62.4	194.7	16.8
Specialized Products	145.9	10.1	156.0	18.8
Intersegment eliminations				(1.9)
Change in LIFO reserve				(2.2)

	$874.3	$75.6	$949.9	$85.1

Three months ended June 30, 2009:
Residential Furnishings	$418.3	$2.0	$420.3	$24.1
Commercial Fixturing & Components	130.6	.8	131.4	1.7
Industrial Materials	102.9	49.6	152.5	13.8
Specialized Products	105.6	14.3	119.9	1.7
Write-down of divestiture note (as discussed in Note 12)				(10.6)
Intersegment eliminations				(8.9)
Change in LIFO reserve				19.0

	$757.4	$66.7	$824.1	$40.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	SEGMENT INFORMATION (continued)

Average assets for our segments at June 30, 2010 and December 31, 2009 are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	June 30, 2010	December 31, 2009
Residential Furnishings	$653.4	$692.1
Commercial Fixturing & Components	186.1	213.5
Industrial Materials	208.2	237.2
Specialized Products	205.6	213.0
Average current liabilities included in segment numbers above	381.3	339.9
Assets held for sale	46.0	43.6
Unallocated assets (1)	1,378.7	1,436.1
Difference between average assets and period-end balance sheet	20.0	(114.2)

Total Assets	$3,079.3	$3,061.2

(1)	Primarily goodwill, other intangibles, cash and long-term notes receivable.

10.	CONTINGENCIES

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

We believe we did not manufacture the foam subject to the lawsuit and that we have valid defenses to the claims. Nevertheless, with our consent, our primary insurance carrier reached a tentative settlement with counsel for all plaintiffs on April 29, 2008 and we executed the final settlement agreement on October 6, 2009. The settlement agreement has been approved by the court and plaintiffs. Pursuant to the settlement agreement, in early August, 2010 we paid a $2 self-insured retention and the remainder of the $18.2 settlement was paid by our insurance carrier. The settlement did not have a material effect on our financial condition, operating cash flows or results of operations. We recorded $2 of expense in 2008 and, as of June 30, 2010, we had a $16.2 receivable from the insurance carrier and an $18.2 liability related to this matter, included in current assets and current liabilities, respectively, in the Consolidated Condensed Balance Sheets.

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

We believe that Gamber has valid bases upon which the trial or appellate courts could either overturn the jury verdict or substantially reduce the damage award, and Gamber intends to vigorously pursue such bases. Although it is possible for the Company to incur a material amount of damages in this litigation, we do not believe that it is probable. As such, we established an accrual in the first quarter of 2010 for this litigation in an amount management believes is probable and is significantly less than the jury verdict. However, legal matters are subject to inherent uncertainties and it is possible that the ultimate resolution of this matter could have a material adverse impact on our financial position and results of operations.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

11.	STATEMENT OF CHANGES IN EQUITY

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2010	$0.0	$0.0	$1,575.5	$2,013.3	$469.7	$(1,033.8)	$21.5	$104.8
Net earnings	54.1	101.0	101.0	101.0	0.0	0.0	0.0	0.0
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.4)	(3.2)	0.0	(3.2)	0.0	0.0	3.2	0.0
Dividends declared	0.0	0.0	(76.7)	(78.8)	2.1	0.0	0.0	0.0
Dividends paid to noncontrolling interest	0.0	0.0	(1.7)	0.0	0.0	0.0	(1.7)	0.0
Treasury stock purchased	0.0	0.0	(91.1)	0.0	0.0	(91.1)	0.0	0.0
Treasury stock issued	0.0	0.0	33.1	0.0	(8.6)	41.7	0.0	0.0
Foreign currency translation adjustments (1)	(35.6)	(59.1)	(59.1)	0.0	0.0	0.0	0.0	(59.1)
Cash flow hedges, net of tax (2)	(3.6)	(4.0)	(4.0)	0.0	0.0	0.0	0.0	(4.0)
Other	0.0	0.0	0.1	0.0	0.0	0.0	0.1	0.0
Defined benefit pension plans, net of tax (3)	.5	1.0	1.0	0.0	0.0	0.0	0.0	1.0
Stock options and benefit plan transactions, net of tax	0.0	0.0	10.2	0.0	10.2	0.0	0.0	0.0

Ending balance, June 30, 2010	$14.0	$35.7	$1,488.3	$2,032.3	$473.4	$(1,083.2)	$23.1	$42.7

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2009	$0.0	$0.0	$1,670.9	$2,062.1	$498.1	$(918.6)	$17.9	$11.4
Net earnings	19.2	22.2	22.2	22.2	0.0	0.0	0.0	0.0
(Earnings) loss attributable to noncontrolling interest, net of tax	(.2)	.1	0.0	.1	0.0	0.0	(.1)	0.0
Dividends declared	0.0	0.0	(78.3)	(80.1)	1.8	0.0	0.0	0.0
Dividends paid to noncontrolling interest	0.0	0.0	(.5)	0.0	0.0	0.0	(.5)	0.0
Treasury stock purchased	0.0	0.0	(29.2)	0.0	0.0	(29.2)	0.0	0.0
Treasury stock issued	0.0	0.0	27.5	0.0	(28.5)	56.0	0.0	0.0
Foreign currency translation adjustments (1)	64.7	50.7	51.3	0.0	0.0	0.0	.6	50.7
Cash flow hedges, net of tax (2)	.8	(.7)	(.7)	0.0	0.0	0.0	0.0	(.7)
Other	0.0	0.0	1.5	0.0	0.0	0.0	1.5	0.0
Defined benefit pension plans, net of tax (3)	.1	.9	.9	0.0	0.0	0.0	0.0	.9
Stock options and benefit plan transactions, net of tax	0.0	0.0	.1	0.0	.1	0.0	0.0	0.0

Ending balance, June 30, 2009	$84.6	$73.2	$1,665.7	$2,004.3	$471.5	$(891.8)	$19.4	$62.3

(1)	There was no income tax effect on foreign currency translation activity affecting accumulated other comprehensive income (loss) in either the six month or three month periods ending June 30, 2010 or June 30, 2009.
(2)	Cash flow hedge activity is shown net of income tax benefit of $2.4 for the six month period ending June 30, 2010 and net of income tax expense of $(.2) for the six month period ending June 30, 2009, respectively. Cash flow hedge activity is shown net of income tax benefit of $2.2 for the three months ended June 30, 2010 and net of income tax expense of $(.7), respectively for the three months ended June 30, 2009.
(3)	Defined benefit pension plan activity is shown net of income tax expense of $.6 for both the six month periods ending June 30, 2010 and June 30, 2009, respectively. For the three months ended June 30, 2010 and 2009, defined benefit pension plan activity is shown net of income tax expense of $.3 and $.2, respectively.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUE

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

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
As of June 30, 2010:
Assets:
Cash equivalents:
Money market funds	$173.4	$0.0	$0.0	$173.4
Bank time deposits	0.0	23.0	0.0	23.0
Derivative assets	0.0	4.1	0.0	4.1

Total assets	$173.4	$27.1	$0.0	$200.5

Liabilities:
Derivative liabilities	$.8	$6.7	$0.0	$7.5

Total liabilities	$.8	$6.7	$0.0	$7.5

As of December 31, 2009:
Assets:
Cash equivalents:
Money market funds	$186.4	$0.0	$0.0	$186.4
Bank time deposits	0.0	5.2	0.0	5.2
Derivative assets	0.0	.6	0.0	.6

Total assets	$186.4	$5.8	$0.0	$192.2

Liabilities:
Derivative liabilities	$.6	$.3	$0.0	$.9

Total liabilities	$.6	$.3	$0.0	$.9

The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.

Goodwill

We perform an annual review for potential goodwill impairment in June of each year and as triggering events occur. The goodwill impairment reviews performed in June 2009 and 2010 indicated no goodwill impairments.

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

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2010 review are presented in the table below. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Percentage of fair value in excess of carrying value	June 30, 2010 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-25%	$187.0	5.3% - 7.5%	3%	11.0% - 13.0%
25%+	717.2	2.3% - 8.3%	3%	8.0% - 11.0%

	$904.2	2.3% - 8.3%	3%	8.0% - 13.0%

Fixed Assets

We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairments for the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Continuing operations	$1.4	$.7	$0.0	$.3
Discontinued operations	.9	0.0	0.0	0.0

Total asset impairments	$2.3	$.7	$0.0	$.3

Fair value and the resulting impairment charges were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

Other Long-Term Assets

In the third quarter of 2008 the Aluminum Products segment was sold for $300 in cash, a $25 subordinated promissory note (fair value of $14.1), and shares of preferred stock (no book value, with face value not to exceed $25, dependent upon future performance of the divested business).

Late in the second quarter of 2009, we learned that this business needed a capital infusion due to deterioration in business conditions and determined that the collectability of the promissory note was not reasonably assured. We recorded a $10.6 non-cash reduction in the value of the promissory note that is reported in “Other expense (income), net” on the Statements of Operations. On June 30, 2009, we surrendered the promissory note, and in exchange, received $15 face amount (fair value of $3.5) of redeemable preferred stock. The fair value estimate incorporated various inputs related to the aluminum operations including: historical financial information, assumptions about future revenue, earnings, and cash flows and earnings ratios for comparable publicly-traded companies with similar characteristics. Management believed it was in our best interest to accept the preferred stock in exchange for the promissory note due to the higher likelihood of recovery resulting from the modification to the buyer’s capital structure.

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

As of June 30, 2010 and December 31, 2009, we have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

As of June 30, 2010:

Derivatives designated as hedging instruments	Total USD Equivalent Notional Amount	Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$5.2	$0.0	$0.0	$.6	$.2
Cash flow interest rate hedges	125.0	0.0	0.0	0.0	5.9
Cash flow currency hedges - Future USD sales of a Canadian subsidiary	9.8	.3	0.0	0.0	0.0

Total cash flow hedges		.3	0.0	.6	6.1
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	10.5	0.0	0.0	.5	0.0

USD inter-company note receivable on an Australian subsidiary	10.0	0.0	0.0	.3	0.0

Total fair value hedges		0.0	0.0	.8	0.0

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	0.0	3.8	0.0	0.0

		$.3	$3.8	$1.4	$6.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.	RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of December 31, 2009:

Derivatives designated as hedging instruments	Total USD Equivalent Notional Amount	Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$3.6	$0.0	$0.0	$.5	$.2
Cash flow currency hedges - Future USD sales of a Canadian subsidiary	6.3	.6	0.0	0.0	0.0

Total cash flow hedges		.6	0.0	.5	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	7.0	0.0	0.0	.1	0.0

Total fair value hedges		0.0	0.0	.1	0.0

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	0.0	0.0	0.0	.1

		$.6	$0.0	$.6	$.3

Cash Flow Hedges

At June 30, 2010 and December 31, 2009, we had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. Although we routinely hedge commodity price risk up to 36 months, all outstanding commodity hedges as of June 30, 2010 had maturities within 27 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at June 30, 2010 and December 31, 2009 had maturity dates within two years.

Interest Rate Cash Flow Hedges

The interest rate hedges manage risk associated with interest rate volatility for future debt issuance. During the second quarter of 2010, we entered into forward starting interest rate swaps with a total notional amount of $125 at a weighted average interest rate of 4.4%. The termination date of the swaps is in the third quarter 2012.

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

Derivatives Not Designated as Hedging Instruments

At June 30, 2010 and December 31, 2009, we had one derivative transaction that did not qualify for hedge accounting treatment. Gains or losses on this transaction are recorded directly to income and expense in the period impacted, and economically offset the gains or losses on the underlying Euro inter-company debt.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13.	RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the six and three months ended June 30, 2010 and 2009. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

Derivatives designated as hedging instruments	Income Statement Classification of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recorded in Income Six Months Ended June 30		Amount of Gain (Loss) Recorded in Income Three Months Ended June 30
		2010	2009	2010	2009
Commodity cash flow hedges	Cost of goods sold	$(.5)	$(1.9)	$(.3)	$(1.7)
Foreign currency cash flow hedges	Net Sales	.4	.3	.3	.5
Foreign currency cash flow hedges	Other expense (income), net	0.0	(.2)	0.0	(.2)
Foreign currency cash flow hedges	Interest expense	0.0	1.2	0.0	.6

Total cash flow hedges		(.1)	(.6)	0.0	(.8)
Fair value hedges	Other expense (income), net	.1	.5	(.3)	.4

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	5.1	(2.6)	2.4	(2.6)
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	(.1)	0.0	(.1)	.1

Total derivative instruments		$5.0	$(2.7)	$2.0	$(2.9)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

What We Do

Leggett & Platt is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a broad variety of engineered components and products found in most homes, offices, automobiles, and many retail stores. We make components that are often hidden within, but integral to, our customers’ products.

We are the leading U.S. manufacturer of: components for residential furniture and bedding, power foundations, carpet underlay, components for office furniture, drawn steel wire, automotive seat support and lumbar systems, and bedding industry machinery.

Our Segments

Our continuing operations are comprised of 19 business units in four segments, with approximately 20,000 employees, and more than 140 production facilities located in 18 countries around the world. Our segments are described below.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, power foundations, bed frames, ornamental beds and geo components. This segment generates approximately 50% of total sales.

Commercial Fixturing & Components: Operations in this segment, which contribute approximately 15% of total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our wire and tubing is used to make bedding, furniture, automotive seats, wire retail fixtures, mechanical springs, and many other end products. This segment generates approximately 20% of our total sales.

Specialized Products: From this segment we supply lumbar systems and wire components used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce machinery, both for ourselves and for others, including bedding manufacturers. This segment contributes about 15% of total sales.

Discontinued Operations and Divestitures

During the past three years, we have divested six businesses. In 2008, we sold our Aluminum Products segment and four smaller business units (Wood Products, Fibers, Plastics, and the dealer portion of Commercial Vehicle Products). In 2009, we sold the Coated Fabrics business unit. We received after-tax cash proceeds of $420 million for these six businesses. One additional business unit (Storage Products) is also targeted for divestiture. Although recent market conditions have delayed the timing of the final disposition, we are fully committed to selling this business and expect to complete this disposition by the end of the third quarter. Results of operations for all of these businesses are classified as discontinued operations in our financial statements. Pre-tax proceeds (fair value less costs to sell) from the sale of Storage Products are expected to recover the $17.9 million carrying value of these net assets held for sale.

Strategic Direction

In late 2007, we outlined significant changes to our strategy. We adopted a new primary financial metric (Total Shareholder Return), adopted role-based portfolio management, implemented more rigorous strategic planning, and changed the priorities for use of cash. Our goals, in sequential order, were to i) divest low performing businesses, ii) return more cash to investors, iii) improve margins and returns, and iv) begin to carefully and conservatively grow the company at 4-5% of annual revenue. We have made significant progress over the past two and one-half years.

Total Shareholder Return (TSR) is the key financial measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We focus on four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. In 2008, dividends and stock buybacks largely drove our TSR; during 2009, we benefited significantly from margin improvement; for the next few years, we expect that sales growth from market recovery will also contribute significantly to TSR. Beginning in 2008, we introduced TSR-based incentives for senior executives and modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control. From January 1, 2008 through July 31, 2010, we posted TSR of 38%, which ranks in the top 5% of the S&P 500.

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

Market Demand

Notable year-over-year demand improvement in several of our end markets is reflected in our six months ended June 30, 2010 results. In our U.S. spring business, innerspring unit volumes increased approximately 5% in the second quarter, reflecting improved market demand. Boxspring units grew approximately 10% during the quarter reflecting improved demand and market share gains. Unit volumes in our furniture components business increased significantly in the second quarter due to market share gains and ongoing market strength in motion upholstery. Demand in the office furniture industry appears to have stabilized and is showing early signs of improvement. Revenues in our fixture and display business grew 4% during the quarter, and continue to reflect solid demand by the value-oriented retailers. Automotive industry production rates continue to improve globally. Industry forecasts continue to anticipate production growth in all the major markets for the full year 2010.

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

As a producer of steel rod, we are impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Market prices for steel rod increased during the second quarter of 2010. As a result, we experienced a sequential improvement in metal margins at our steel rod mill, although below second quarter 2009 levels. We implemented price increases during the quarter to recover higher steel costs.

Competition

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently.

In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began. As a result, we regained market share and performance in our Bedding group improved. The investigations were brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect for at least another three and one-half years. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and misclassifying the actual country of origin. Leggett, along with several U.S. manufacturers with active antidumping and antidumping/countervailing duty orders, formed a coalition and are working with members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

Asset Impairments and Restructuring-related Charges

Exit activities associated with the extensive review of our business portfolio in 2007 (which included the divestiture of some operations, the pruning of some businesses and the closure of certain underperforming plants) were substantially complete by the end of 2008. There were no other material restructuring plans initiated during 2009 or 2010. Net impairment and restructuring-related charges for continuing operations during the second quarters of 2009 and 2010 were $3 million and $1 million, respectively. For the six months ended June 30, 2009 and 2010, net impairment and restructuring-related charges for continuing operations were $5 million and $2 million, respectively.

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2010 indicated no goodwill impairments. Goodwill associated with reporting units whose fair values exceeded the carrying value by 15-25% was $187 million; and $717 million of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 25%.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second Quarter:

Second quarter sales of $874 million (from continuing operations) were 15% higher than in the second quarter of 2009. Unit volumes improved approximately 14% during the quarter reflecting improved demand and market share gains in certain businesses. Sales also increased slightly during the quarter as a result of price increases implemented to recover higher steel costs.

Earnings per share from continuing operations for the quarter were $.34 per diluted share. In the second quarter of 2009, earnings per share from continuing operations were $.12 (including a $.04 per share, or an $11 million EBIT impact, from the non-cash write-down of a note received in the 2008 aluminum segment divestiture). Earnings increased primarily as a result of higher sales and the associated improvement in capacity utilization.

Discontinued operations had less than $.01 effect on earnings per share in the second quarters of 2010 and 2009.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.

Our LIFO expense estimate for the full year is $9 million (including continuing and discontinued operations) and incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in subsequent quarters.

The following table contains the LIFO expense (benefit) included in earnings for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
LIFO expense (benefit)	$4.3	$(36.0)	$2.2	$(19.0)

LIFO created significant variability in 2009 quarterly earnings, with steel deflation negatively impacting segment earnings for the first half of 2009. This impact was offset by a LIFO benefit at the corporate level, but that benefit was spread across all four quarters. LIFO-related impacts are not anticipated to be as significant during 2010. The LIFO benefit was $16 million in the third quarter of 2009 and $15 million in the fourth quarter of 2009.

Other (income) expense, net

Other (income) expense was higher in the 2010 periods presented due primarily to the gain on the sale of a building in the first quarter of 2010. The 2009 periods presented were negatively impacted due to the write-down of the aluminum divestiture note discussed above.

Interest and Income Taxes

Second quarter 2010 interest expense from continuing operations was level with the second quarter of 2009. Interest expense for the full year 2010 is expected to be slightly lower than in 2009.

The reported second quarter consolidated worldwide effective tax rate on continuing operations was 30%, compared to 42% for the same quarter last year. The 2009 effective rate was higher due to the low level and the mix of earnings among various tax jurisdictions, while the 2010 rate benefitted from a higher level and mix of earnings as well as the release of certain tax valuation allowances no longer required. We anticipate the effective rate for the remainder of 2010 will approximate 32%, but is dependent upon such factors as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of discrete items in future quarters, the outcome of tax audits during the year, and the effect of any tax law changes.

Six-Months:

Sales for the first half of 2010 (from continuing operations) were $1.69 billion, 15% higher than in the first half of 2009, due to improved demand and market share gains in certain businesses.

Earnings per share from continuing operations for the first half of 2010 were $.64 per diluted share, including a $.03 per share net benefit from several offsetting items (with the largest being a $.05 per share benefit associated with the sale of a building, and several smaller items including the gain on a sale of a small divestiture, asset impairment and restructuring-related charges, and changes in litigation reserves that net to a $.02 per share expense). In the first half of 2009, earnings per share from continuing operations were $.14 and were negatively impacted by lower unit volumes, increased provision for bad debts associated with a customer bankruptcy ($.04 per share), and a non-cash write-down of the note received in the aluminum segment divestiture ($.04 per share).

Discontinued operations had less than $.01 effect on earnings per share in the first half of 2009 and 2010.

Discussion of Segment Results

Second Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the quarters ended June 30, 2010 and June 30, 2009 are shown in the following tables.

			Change in Sales
	Three Months ended June 30, 2010 Sales	Three Months ended June 30, 2009 Sales	$	%	% Change in Same Location Sales(1)
Residential Furnishings	$457.4	$420.3	$37.1	8.8%	8.8%
Commercial Fixturing & Components	141.8	131.4	10.4	7.9	7.9
Industrial Materials	194.7	152.5	42.2	27.7	28.6
Specialized Products	156.0	119.9	36.1	30.1	29.9

Total	949.9	824.1	125.8	15.3
Intersegment sales	(75.6)	(66.7)	(8.9)

External sales	$874.3	$757.4	$116.9	15.4%	15.6%

			Change in EBIT		EBIT Margins(2)
	Three Months ended June 30, 2010 EBIT	Three Months ended June 30, 2009 EBIT	$	%	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Residential Furnishings	$44.9	$24.1	$20.8	86.3%	9.8%	5.7%
Commercial Fixturing & Components	8.7	1.7	7.0	411.8	6.1	1.3
Industrial Materials	16.8	13.8	3.0	21.7	8.6	9.0
Specialized Products	18.8	1.7	17.1	1,005.9	12.1	1.4
Intersegment eliminations & other (3)	(1.9)	(19.5)	17.6
Change in LIFO reserve	(2.2)	19.0	(21.2)

Total	$85.1	$40.8	$44.3	108.6%	9.7%	5.4%

(1)	The amount of sales increase not attributable to acquisitions; sales growth that comes from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
(3)	This amount includes the second quarter 2009 divestiture note write-down of $11 million discussed on page 21.

Residential Furnishings

Total sales from continuing operations increased $37 million, or 9%, as a result of improved market demand and market share gains. Unit volume increased 8%.

EBIT (earnings before interest and income taxes) from continuing operations increased $21 million due to higher sales, price discipline, and cost structure improvements.

Commercial Fixturing & Components

Total sales from continuing operations increased $10 million, or 8%, due to new programs with office furniture manufacturers and our strong position with value-oriented retailers.

EBIT from continuing operations increased $7 million due to sales growth and cost reductions.

Industrial Materials

Total sales increased $42 million, or 28%; unit volume was 20% higher, and was augmented by higher unit prices (from steel-related price inflation).

EBIT increased $3 million, with the impact of higher volume offset by lower metal margins (reflecting significantly higher costs for scrap steel).

Specialized Products

Total sales from continuing operations increased $36 million, or 30%, largely due to significantly improved automotive demand.

EBIT from continuing operations increased $17 million due to higher volume and cost reductions.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Earnings from discontinued operations in the second quarter of 2010 were $.5 million, compared to earnings from discontinued operations of $.1 million in the second quarter of 2009.

Six-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results (in millions) from continuing operations for the six months ended June 30, 2010 and June 30, 2009 are shown in the following tables.

			Change in Sales
	Six Months	Six Months
	ended June 30, 2010 Sales	ended June 30, 2009 Sales	$	%	% Change in Same Location Sales (1)
Residential Furnishings	$891.8	$834.3	$57.5	6.9%	6.9%
Commercial Fixturing & Components	283.5	246.9	36.6	14.8	14.8
Industrial Materials	371.8	317.4	54.4	17.1	17.8
Specialized Products	292.4	224.3	68.1	30.4	30.2

Total	1,839.5	1,622.9	216.6	13.3
Intersegment sales	(148.8)	(147.4)	(1.4)

External sales	$1,690.7	$1,475.5	$215.2	14.6%	14.7%

	Six Months ended June 30, 2010 EBIT	Six Months ended June 30, 2009 EBIT	Change in EBIT		EBIT Margins (2)
			$	%	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Residential Furnishings	$94.0	$17.0	$77.0	452.9%	10.5%	2.0%
Commercial Fixturing & Components	16.6	(1.6)	18.2	1,137.5	5.9	(.6)
Industrial Materials	30.2	26.8	3.4	12.7	8.1	8.4
Specialized Products	27.2	(6.8)	34.0	500.0	9.3	(3.0)
Intersegment eliminations & other (3)	(1.4)	(12.7)	11.3
Change in LIFO reserve	(4.3)	36.0	(40.3)

Total	$162.3	$58.7	$103.6	176.5%	9.6%	4.0%

(1)	The amount of sales increase not attributable to acquisitions; sales growth that comes from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
(3)	This amount includes the second quarter 2009 divestiture note write-down of $11 million discussed on page 21.

Residential Furnishings

Total sales from continuing operations increased $58 million, or 7%, a result of improved market demand and market share gain partially offset by steel-related price deflation that occurred in the first half of 2009.

EBIT (earnings before interest and income taxes) from continuing operations increased $77 million due to higher sales, price discipline, cost structure improvements, the benefit associated with the sale of a building, and absence of last year’s bad debt expense related to a customer bankruptcy.

Commercial Fixturing & Components

Total sales from continuing operations increased $37 million, or 15%, due to our strong position with value-oriented retailers and new programs with office furniture manufacturers.

EBIT from continuing operations increased $18 million, largely due to sales growth, cost reductions and operational improvements.

Industrial Materials

Total sales increased $54 million, or 17%, primarily from higher unit volume.

EBIT increased $3 million with the impact of higher volume offset by lower metal margins (reflecting significantly higher costs for scrap steel).

Specialized Products

Total sales from continuing operations increased $68 million, or 30% due to significantly improved automotive demand, partially offset by weaker demand for machinery and commercial vehicle products.

EBIT from continuing operations increased $34 million due to higher volume, cost reductions and operational improvements partially offset by non-operating charges (including increased litigation reserves, asset impairments and restructuring-related charges) that totaled $4 million of expense.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in the six months ended June 30, 2010 were $(.1) million, compared to losses from discontinued operations of $(.2) million in the six months ended June 30, 2009.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. Net debt to net capital increased from 23.7% at year-end 2009 to 27.3% as of June 30, 2010. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at June 30, 2010 and December 31, 2009 is presented on page 27.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity. With our move to role-based portfolio management, we are more restrictive in funding capital projects. Capital spending in 2010 is expected to approximate $75 million. Growth capital, which had historically been available to all our businesses, is now predominantly earmarked for our Grow business units. Operations designated as Core business units receive capital primarily for productivity enhancements, but expansion capital is limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

Pay Dividends

With planned improvements in returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that can occur. We declared a second quarter dividend of $.26 per share (paid on July 15). Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We expect to spend approximately $155 million on dividends in 2010 (slightly less than in 2009 because of share repurchases). Cash from operations has been, and is expected to continue to be, sufficient to fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2010, we repurchased 2.3 million shares of our stock, and issued 1.0 million shares through employee benefit plans. During the first half of 2010, we repurchased 4.2 million shares and issued 2.0 million shares primarily through employee benefit plans. As a result, shares outstanding decreased to 146.6 million.

We expect to repurchase approximately 5 to 7 million shares in 2010, (subject to the amount of cash flow generated from operations, stock price fluctuations, and other potential uses of cash) and issue approximately 3 million shares via employee benefit plans. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2010.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the six months ended June 30, 2010 was $118 million compared to $288 million for the same period last year. Meaningful sales improvement contributed to cash flow, and was partially offset by increased working capital levels associated with these higher sales. Though working capital dollars increased, working capital as a percent of sales decreased slightly compared to both second quarter 2009 and year-end levels. For the full year 2010, we expect cash from operations to exceed $300 million.

The following table presents key working capital measures at the end of the second quarter of the past two years.

	# Days Outstanding
	June 30, 2010 (6 months)	June 30, 2009 (6 months)	Increase (Decrease)
Accounts Receivable, net (1)	57	60	(3)
Inventory, net (2)	61	62	(1)
Accounts Payable (3)	35	28	7

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (year-to-date net sales ÷ number of days in the six-month period).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (year-to-date cost of goods sold ÷ number of days in the six-month period).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (year-to-date cost of goods sold ÷ number of days in the six-month period).

•

Accounts Receivable — The dollar amount of accounts receivable increased from both the second quarter of 2009 and year-end 2009 levels, primarily due to improved sales. As part of our quarterly accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events such as the credit crisis in determining if outstanding amounts are collectible. In the first six months of 2010, we incurred $5 million of bad debt expense as compared to $28 million in the first six months of 2009. The large amount of expense in the first six months of 2009 was primarily due to a single customer bankruptcy in the Residential Furnishings segment ($10 million) and the write-down of the aluminum segment divestiture note receivable ($11 million) as discussed on page 21.

•

Days Sales Outstanding (DSO) — We experienced an increase in our quarterly DSO for most of 2009 as customers slowed payments during the economic downturn. Our DSO improved as the economy has begun to stabilize, and we continue to focus on collection efforts to ensure customer accounts are paid on time. We do not believe the decrease in DSO is indicative of a significant change in credit risk or is likely to materially increase our liquidity position. Rather, we believe the decrease in DSO is within a reasonable range of change caused by differences in the timing of sales and cash receipts.

•

Inventory — The dollar value of our inventories has increased from both the second quarter of 2009 and year-end levels as our facilities were building inventory to meet improved demand and, to a lesser extent, from price inflation. During the first six months of 2010, we expensed $5 million for obsolete and slow moving inventories as compared to $9 million in the first six months of 2009. We do not expect any significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

•

Days Inventory on Hand (DIO) — Our DIO has decreased slightly versus the prior year. Although the dollar value of inventory has increased, inventory levels at the end of the second quarter 2010 were lower as a percent of sales and cost of goods sold as compared to the second quarter of 2009.

•

Accounts Payable — The dollar value of accounts payable increased in the second quarter of 2010 compared to both year-end and the second quarter of 2009 as we built inventory levels as discussed above and also from our continued efforts to optimize payment terms with our vendors.

•	Days Payable Outstanding (DPO) — We have seen an increase in DPO as we continue to work with vendors to extend our standard payment terms.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics at June 30, 2010 and December 31, 2009.

(Dollar amounts in millions)	June 30, 2010	December 31, 2009
Long-term debt outstanding:
Scheduled maturities	$762	$764
Average interest rates*	4.6%	4.6%
Average maturities in years*	5.1	5.6
Revolving credit/commercial paper	93	25

Total long-term debt	855	789
Deferred income taxes and other liabilities	165	161
Shareholders’ equity and noncontrolling interest	1,488	1,576

Total capitalization	2,508	$2,526
Unused committed credit:
Long-term	$413	$491
Short-term	0	0

Total unused committed credit	$413	$491

Current maturities of long-term debt	$10	$10

Cash and cash equivalents	$244	$260

Ratio of earnings to fixed charges**	6.1x	4.6 x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization at June 30, 2010 and December 31, 2009, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities provides a useful way to evaluate our debt leverage if we were to use our cash to pay down debt. Our cash has fluctuated, sometimes significantly, from period to period. We use these adjusted measures as supplemental information to track leverage trends across time periods with variable levels of cash.

(Amounts in millions)	June 30, 2010	December 31, 2009
Debt to total capitalization:
Long-term debt	$855	$789
Current debt maturities	10	10
Cash and cash equivalents	(244)	(260)

Net debt	$621	$539

Total Capitalization	$2,508	$2,526
Current debt maturities	10	10
Cash and cash equivalents	(244)	(260)

Net capitalization	$2,274	$2,276

Long-term debt to total capitalization	34.1%	31.2%

Net debt to net capitalization	27.3%	23.7%

Total debt (which includes long-term debt and current debt maturities) increased $66 million from year-end 2009 levels. During the six-month period, we increased our commercial paper borrowings by $68 million and paid off $2 million of other long-term debt that came due.

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement (of which $413 million was available as of June 30, 2010, as discussed below) with a syndicate of 14 lenders that terminates in 2012. At June 30, 2010, $93 million of commercial paper was outstanding under this program and is classified as long-term debt. We also maintain an active shelf registration.

With anticipated operating cash flows, the commercial paper program and the active shelf registration, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, and fund future growth.

In anticipation of $200 million of our long-term debt coming due in April 2013, during the second quarter 2010, we entered into forward starting interest rate swaps to manage interest rate risk associated with future debt borrowings up to $125 million and a weighted average interest rate of 4.4%. The swap contracts are expected to be settled in August 2012.

Changes in the credit markets in late 2008 did not materially impact our weighted average effective borrowing rate for commercial paper. If a disruption in the credit market was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on our revolving credit agreement. In such event, the cost of borrowing under the revolving credit agreement could be higher than the cost of commercial paper borrowing.

The revolving credit agreement provides for the ability to issue letters of credit up to an aggregate $250 million. Any utilization of these commitments for letters of credit reduces our commercial paper/loan capacity by a corresponding amount. At June 30, 2010, we had issued $94 million of letters of credit under these commitments. Accordingly, at quarter end, an additional $413 million was available to us under our commercial paper program ($600 million in total program - $93 million of outstanding commercial paper - $94 million of issued letters of credit).

NEW ACCOUNTING STANDARDS

We adopted new accounting guidance in the first six months of 2010 as discussed in Note 2 to the Consolidated Condensed Financial Statements on page 5. The Financial Accounting Standards Board has issued other accounting guidance effective for future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $730.0 million carrying value by $44.0 million at June 30, 2010, and less than its $730.0 million carrying value by $71.1 million at December 31, 2009. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at June 30, 2010 and December 31, 2009 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

Interest Rate Cash Flow Hedges

During the second quarter 2010, we entered into forward starting interest rate swaps to manage interest rate risk associated with future debt borrowings with a total notional amount of $125 million and a weighted average interest rate of 4.4%. The swap contracts are expected to be settled in August 2012. To the extent that the swaps are effective, changes in the fair values of the swap contracts are deferred in accumulated other comprehensive income (“AOCI”). The portion of the change in fair value considered to be ineffective is recognized immediately in “Other expense” in the accompanying consolidated condensed statements of operations. Amounts deferred in AOCI will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings.

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $776.3 million at June 30, 2010, compared to $820.6 million at December 31, 2009.

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

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations);

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to achieve expected levels of cash flow;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment; and

•	litigation including product liability and warranty, product advertising, taxation, environmental, intellectual property and workers’ compensation expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of June 30, 2010 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 10 beginning on page 11 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

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

Steel is our most significant raw material. The global steel markets are cyclical in nature and have been extremely volatile in recent years. This volatility can result in large swings in pricing and margins from quarter to quarter. Our operations can also be impacted by changes in the cost of foam scrap. We experienced significant fluctuations in the cost of this commodity in recent years.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Market prices for steel rod increased during the second quarter of 2010. As a result, we experienced a sequential improvement in metal margins at our steel rod mill, although below second quarter 2009 levels. However, if the metal margins are compressed, this could negatively impact our results of operations.

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

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2010, goodwill and other intangible assets represented approximately $1.1 billion, or approximately 35% of our total assets. In addition, net property, plant and equipment, sundry assets and non-current assets held for sale totaled approximately $708 million, or approximately 23% of total assets.

We conduct a review for potential goodwill impairment in June of each year and as triggering events occur. We test long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The goodwill impairment review performed in June 2010 indicated no goodwill impairments. We conduct impairment testing based on our current business strategy in light of industry and economic conditions, as well as future expectations. Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2010 review are presented in the table below.

Percentage of fair value in excess of carrying value	June 30, 2010 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-25%	$187.0	5.3% - 7.5%	3%	11.0% - 13.0%
25%+	717.2	2.3% - 8.3%	3%	8.0% - 11.0%

	$904.2	2.3% - 8.3%	3%	8.0% - 13.0%

In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. For the six months ended June 30, 2010, other long-lived asset impairments were $2.3 million, of which $1.4 million were in continuing operations and $.9 were in discontinued operations, for fixed assets to reflect estimates of fair value less costs to sell. Fair value and the resulting impairment charge were based primarily upon offers from potential buyers.

If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur future (unanticipated) impairment charges, which could negatively impact our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2010	497,440	$24.17	485,321	7,771,320
May 2010	895,606	$23.57	886,415	6,884,905
June 2010	834,536	$22.18	834,536	6,050,369

Total	2,227,582	$23.18	2,206,272

(1)	This number includes 21,310 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in net option exercises and net stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit 10.1* - Summary Sheet of Director Compensation.

Exhibit 10.2 - The Company’s Flexible Stock Plan, Amended and Restated Effective as of May 13, 2010, filed March 25, 2010 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3 - Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12* - Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1* - Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

Exhibit 31.2* - Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

Exhibit 32.1* - Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

Exhibit 32.2* - Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

Exhibit 101.INS** - XBRL Instance Document.

Exhibit 101.SCH** - XBRL Taxonomy Extension Schema.

Exhibit 101.CAL** - XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF** - XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB** - XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE** - XBRL Taxonomy Extension Presentation Linkbase.

* - Denotes filed herewith.

** - Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2010 and June 30, 2009; (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 5, 2010	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: August 5, 2010	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1*	Summary Sheet of Director Compensation

10.2	The Company’s Flexible Stock Plan, Amended and Restated Effective as of May 13, 2010, filed March 25, 2010 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.3	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002 as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001 is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2010.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2010 and June 30, 2009; (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.