Form 10-Q
period 2010-09-30
LEGGETT & PLATT INC
filed 2010-11-03
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock outstanding as of October 29, 2010: 146,435,054

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$276.7	$260.5
Accounts and other receivables, net	546.6	469.5
Inventories
Finished goods	226.5	221.9
Work in process	50.9	44.7
Raw materials and supplies	237.8	201.2
LIFO reserve	(66.3)	(58.7)

Total inventories, net	448.9	409.1
Other current assets	36.2	58.1
Current assets held for sale	0.0	16.4

Total current assets	1,308.4	1,213.6

PROPERTY, PLANT AND EQUIPMENT - AT COST
Machinery and equipment	1,119.9	1,127.7
Buildings and other	607.4	612.8
Land	47.5	49.6

Total property, plant and equipment	1,774.8	1,790.1
Less accumulated depreciation	1,153.5	1,121.5

Net property, plant and equipment	621.3	668.6

OTHER ASSETS
Goodwill	916.1	928.2
Other intangibles, less accumulated amortization of $102.5 and $98.2, respectively	156.0	171.1
Sundry	52.8	52.5
Non-current assets held for sale	24.7	27.2

Total other assets	1,149.6	1,179.0

TOTAL ASSETS	$3,079.3	$3,061.2

CURRENT LIABILITIES
Current maturities of long-term debt	$9.8	$10.1
Accounts payable	232.1	199.4
Accrued expenses	214.6	229.7
Other current liabilities	93.4	92.7
Current liabilities held for sale	0.0	3.2

Total current liabilities	549.9	535.1
LONG-TERM LIABILITIES
Long-term debt	833.5	789.3
Other long-term liabilities	121.8	112.3
Deferred income taxes	58.6	49.0

Total long-term liabilities	1,013.9	950.6

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock	2.0	2.0
Additional contributed capital	472.8	467.7
Retained earnings	2,039.1	2,013.3
Accumulated other comprehensive income	63.5	104.8
Treasury stock	(1,085.8)	(1,033.8)

Total Leggett & Platt, Inc. equity	1,491.6	1,554.0
Noncontrolling interest	23.9	21.5

Total equity	1,515.5	1,575.5

TOTAL LIABILITIES AND EQUITY	$3,079.3	$3,061.2

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2010	2009	2010	2009
Net sales	$2,557.2	$2,285.4	$866.5	$809.9
Cost of goods sold	2,043.3	1,825.9	697.8	622.6

Gross profit	513.9	459.5	168.7	187.3

Selling and administrative expenses	268.7	275.7	87.6	84.8
Amortization of intangibles	14.8	15.3	4.9	5.5
Other (income) expense, net	(7.5)	14.8	.6	2.0

Earnings from continuing operations before interest and income taxes	237.9	153.7	75.6	95.0

Interest expense	27.8	27.8	9.3	9.3
Interest income	4.0	3.8	1.7	1.3

Earnings from continuing operations before income taxes	214.1	129.7	68.0	87.0

Income taxes	63.1	51.1	18.1	30.8

Earnings from continuing operations	151.0	78.6	49.9	56.2
Earnings (loss) from discontinued operations, net of tax	(.7)	(.7)	(.6)	(.5)

Net earnings	$150.3	$77.9	$49.3	$55.7
(Earnings) loss attributable to noncontrolling interest, net of tax	(5.1)	(1.3)	(1.9)	(1.4)

Net earnings attributable to Leggett & Platt, Inc.	$145.2	$76.6	$47.4	$54.3

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.96	$.48	$.32	$.34
Diluted	$.95	$.48	$.31	$.34
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.00	$.00	$.00	$.00
Diluted	$(.01)	$.00	$.00	$.00
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.96	$.48	$.31	$.34
Diluted	$.94	$.48	$.31	$.34

Cash dividends declared per share	$.79	$.76	$.27	$.26

Average shares outstanding
Basic	151.6	160.8	150.7	159.7
Diluted	153.7	161.2	152.9	160.5

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2010	2009
OPERATING ACTIVITIES
Net earnings	$150.3	$77.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	76.4	82.0
Amortization	14.8	15.3
Provision for losses on accounts and notes receivable	6.2	29.6
Writedown of inventory	8.8	12.0
Asset impairment charges	2.5	1.2
Net gain from sales of assets and businesses	(11.3)	(.3)
Deferred income tax expense	23.6	26.2
Stock-based compensation	29.8	30.0
Other	(1.8)	(.1)
Other changes, excluding effects from acquisitions and divestitures:
(Increase) decrease in accounts and other receivables	(102.9)	26.0
(Increase) decrease in inventories	(54.0)	99.9
Decrease in other current assets	12.2	6.1
Increase in accounts payable	35.8	30.1
Increase (decrease) in accrued expenses and other current liabilities	18.0	(5.5)

NET CASH PROVIDED BY OPERATING ACTIVITIES	208.4	430.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	(48.6)	(65.4)
Purchases of companies, net of cash acquired	(.4)	(2.8)
Proceeds from sales of assets and businesses	27.2	9.1
Other	2.7	1.7

NET CASH USED FOR INVESTING ACTIVITIES	(19.1)	(57.4)

FINANCING ACTIVITIES
Additions to debt	76.3	19.1
Payments on debt	(47.0)	(120.9)
Dividends paid	(115.4)	(117.5)
Issuances of common stock	19.4	2.6
Purchases of common stock	(100.1)	(107.1)
Other	.2	(1.1)

NET CASH USED FOR FINANCING ACTIVITIES	(166.6)	(324.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6.5)	8.7

INCREASE IN CASH AND CASH EQUIVALENTS	16.2	56.8
CASH AND CASH EQUIVALENTS - January 1,	260.5	164.7

CASH AND CASH EQUIVALENTS - September 30,	$276.7	$221.5

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

2. NEW ACCOUNTING GUIDANCE

In January 2010, the Financial Accounting Standards Board (FASB) issued amendments designed to improve disclosures about fair value measurements. The amendments require new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and separate disclosure about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The amendments also require clarification of existing disclosures for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). These disclosures are effective for interim and annual reporting periods beginning after December 31, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements and is not expected to have a material impact on future financial statements.

In July 2010, the FASB issued disclosure requirements regarding credit risk exposures and allowance for credit losses. These disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this guidance is not expected to have a material impact on our financial statements.

The FASB has issued other accounting guidance effective for future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our future financial statements.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Exit activities associated with an extensive review of our business portfolio in 2007 (which included the divestiture of seven businesses, the pruning of some business and the closure of certain underperforming plants) were substantially complete by the end of 2008. However, a small amount of subsequent activity directly related to these divestitures continued into 2009 and 2010, including the second quarter 2009 write-down of a promissory note received in connection with the 2008 Aluminum Products segment divestiture as discussed in Note 12 beginning on page 14.

We completed the sale of the last two businesses in 2009 and 2010:

•	The Coated Fabrics unit (previously reported in the Residential Furnishings segment) was sold in the third quarter of 2009.

•	The sale of the Storage Products unit (previously reported in Commercial Fixturing and Components) was completed in the third quarter of 2010.

No significant gains or losses were realized on the sale of these units.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

Results from discontinued operations and activity directly related to divestitures subsequent to the date of sale for the nine months and quarters ended September 30 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
External sales:
Residential Furnishings - Coated Fabrics Unit	$0.0	$12.4	$0.0	$1.5
Commercial Fixturing & Components - Storage Products Unit	37.1	42.8	10.8	15.0

External sales	$37.1	$55.2	$10.8	$16.5

Earnings (loss):
Residential Furnishings - Coated Fabrics Unit	$0.0	$(.6)	$0.0	$0.0
Commercial Fixturing & Components - Storage Products Unit (1)	(.5)	3.4	(.4)	2.0
Subsequent activity related to divestitures completed prior to 2009	(.5)	(1.5)	(.4)	(.8)

Earnings (loss) before interest and income taxes	(1.0)	1.3	(.8)	1.2
Income tax (expense) benefit	.3	(2.0)	.2	(1.7)

Earnings (loss) from discontinued operations, net of tax	$(.7)	$(.7)	$(.6)	$(.5)

(1)	In the first quarter of 2010, pre-tax impairment charges of $.9 were recorded for the Storage Products unit to reflect an updated estimate of fair value less costs to sell.

Net assets held for sale by segment were as follows:

	September 30, 2010
	Assets	Liabilities	Net Assets
Residential Furnishings	$8.8	$0.0	$8.8
Commercial Fixturing & Components	4.3	0.0	4.3
Aluminum Products	1.1	0.0	1.1
Industrial Materials	2.1	0.0	2.1
Specialized Products	8.4	0.0	8.4

Net assets held for sale	$24.7	$0.0	$24.7

	December 31, 2009
	Assets	Liabilities	Net Assets
Residential Furnishings	$9.4	$0.0	$9.4
Commercial Fixturing & Components	23.5	3.2	20.3
Aluminum Products	1.1	0.0	1.1
Industrial Materials	2.1	0.0	2.1
Specialized Products	7.5	0.0	7.5

Net assets held for sale	$43.6	$3.2	$40.4

These tables include $24.7 and $22.2 of property, plant and equipment held for sale at September 30, 2010 and December 31, 2009, respectively, primarily associated with the closings of various operations and prior year restructurings. These amounts also include land and buildings retained when we divested the Aluminum Products segment.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (continued)

The major classes of assets and liabilities held for sale included in our Consolidated Condensed Balance Sheets were as follows:

	September 30, 2010	December 31, 2009
Receivables, net	$0.0	$4.8
Inventories, net	0.0	11.4
Prepaid expenses and other current assets	0.0	.2

Total current assets held for sale	0.0	16.4

Property, plant and equipment, net	24.7	27.2
Intangibles, net	0.0	0.0

Total non-current assets held for sale	24.7	27.2

Total assets held for sale	$24.7	$43.6

Accounts payable	$0.0	$2.3
Accrued expenses	0.0	.9

Total current liabilities held for sale	0.0	3.2

Total liabilities held for sale	$0.0	$3.2

Net assets held for sale	$24.7	$40.4

4. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Earnings from continuing operations	$151.0	$78.6	$49.9	$56.2
(Earnings) loss attributable to noncontrolling interest, net of tax	(5.1)	(1.3)	(1.9)	(1.4)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	145.9	77.3	48.0	54.8
Earnings (loss) from discontinued operations, net of tax	(.7)	(.7)	(.6)	(.5)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$145.2	$76.6	$47.4	$54.3

Weighted average number of common shares used in basic EPS	151.6	160.8	150.7	159.7
Additional dilutive shares principally from the assumed exercise of outstanding stock options	2.1	.4	2.2	.8

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	153.7	161.2	152.9	160.5

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.96	$.48	$.32	$.34
Discontinued operations	.00	.00	.00	.00

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.96	$.48	$.31	$.34

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.95	$.48	$.31	$.34
Discontinued operations	(.01)	.00	.00	.00

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.94	$.48	$.31	$.34

Shares issuable under employee and non-employee stock options	12.2	13.4	12.2	13.4
Anti-dilutive shares excluded from diluted EPS computation	2.9	11.1	2.8	7.6

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

The following table contains the LIFO expense (benefit) included in earnings for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
LIFO expense (benefit)	$9.6	$(52.0)	$5.3	$(16.0)

6. STOCK-BASED COMPENSATION

The following table recaps the components of stock-based compensation (including discontinued operations) for each period presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Amortization of the grant date fair value of stock options (1)	$4.1	$4.5	$.6	$.6
Performance Stock Unit awards (2)	6.5	4.1	2.2	1.4
Stock-based retirement plans, discounts on various stock programs and other	10.1	10.1	2.7	2.7
Stock-based compensation elected by employees in lieu of cash compensation	9.1	11.3	2.6	3.7

	$29.8	$30.0	$8.1	$8.4

(1)	Stock Option Grants

We grant stock options annually on a discretionary basis to a broad group of employees. The following table summarizes the number of options granted, the weighted-average per share fair value and related assumptions during the periods presented. There was no material activity during the third quarter for either year presented. Fair values were calculated using the Black-Scholes option pricing model. Beginning with the January 2010 grant, we gave employees the choice to receive a cash payment in lieu of options. The value of the cash alternative was equal to approximately one-half of the Black-Scholes value of the option grant the employee would have otherwise received.

	Nine Months Ended September 30,
	2010	2009
Options granted (in millions)	1.3	1.9
Weighted-average per share fair value	$4.08	$2.22
Risk-free interest rate	3.1%	1.9%
Expected life in years	6.9	6.7
Expected volatility (over expected life)	33.2%	31.4%
Expected dividend yield (over expected life)	5.2%	6.4%

(2)	Performance Stock Unit Awards

We also grant Performance Stock Unit (PSU) awards in the first quarter of each year to selected officers and other key managers. The PSU awards vest at the end of a 3-year performance period based on our Total Shareholder Return [TSR = (Change in Stock Price + Dividends)/Beginning Stock Price] relative to all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 900 (approximately 330 companies).

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. STOCK-BASED COMPENSATION (continued)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Nine Months Ended September 30,
	2010	2009
Total shares base award (in millions)	.3	.6
Grant date per share fair value	$21.96	$15.76

7. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Trade	$522.5	$433.3
Other	47.8	58.3

Total accounts and other receivables	570.3	491.6
Allowance for doubtful accounts	(23.7)	(22.1)

Total	$546.6	$469.5

8. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2010 employer contributions are not significantly different than the $2.0 previously reported at December 31, 2009.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Components of net pension expense
Service cost	$1.6	$1.7	$.5	$.6
Interest cost	10.1	10.0	3.4	3.2
Expected return on plan assets	(9.6)	(9.9)	(3.2)	(2.8)
Recognized net actuarial loss	2.8	3.1	1.0	1.1

Net pension expense	$4.9	$4.9	$1.7	$2.1

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

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended September 30, 2010:
Residential Furnishings	$1,329.8	$5.7	$1,335.5	$132.3
Commercial Fixturing & Components	429.9	3.1	433.0	26.6
Industrial Materials	374.4	180.6	555.0	44.8
Specialized Products	423.1	29.2	452.3	46.4
Intersegment eliminations				(2.6)
Change in LIFO reserve				(9.6)

	$2,557.2	$218.6	$2,775.8	$237.9

Nine Months ended September 30, 2009:
Residential Furnishings	$1,271.0	$6.6	$1,277.6	$56.1
Commercial Fixturing & Components	387.1	3.1	390.2	9.4
Industrial Materials	322.3	167.3	489.6	48.6
Specialized Products	305.0	44.0	349.0	2.1
Write-down of divestiture note (as discussed in Note 12)				(10.6)
Intersegment eliminations				(3.9)
Change in LIFO reserve				52.0

	$2,285.4	$221.0	$2,506.4	$153.7

Three months ended September 30, 2010:
Residential Furnishings	$442.1	$1.6	$443.7	$38.3
Commercial Fixturing & Components	148.5	1.0	149.5	10.0
Industrial Materials	126.8	56.4	183.2	14.6
Specialized Products	149.1	10.8	159.9	19.2
Intersegment eliminations				(1.2)
Change in LIFO reserve				(5.3)

	$866.5	$69.8	$936.3	$75.6

Three months ended September 30, 2009:
Residential Furnishings	$441.1	$2.2	$443.3	$39.1
Commercial Fixturing & Components	142.1	1.2	143.3	11.0
Industrial Materials	115.1	57.1	172.2	21.8
Specialized Products	111.6	13.1	124.7	8.9
Intersegment eliminations				(1.8)
Change in LIFO reserve				16.0

	$809.9	$73.6	$883.5	$95.0

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. SEGMENT INFORMATION (continued)

Average assets for our segments at September 30, 2010 and December 31, 2009 are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	September 30, 2010	December 31, 2009
Residential Furnishings	$653.0	$692.1
Commercial Fixturing & Components	190.4	213.5
Industrial Materials	212.9	237.2
Specialized Products	206.9	213.0
Average current liabilities included in segment numbers above	381.8	339.9
Assets held for sale	24.7	43.6
Unallocated assets (1)	1,410.0	1,436.1
Difference between average assets and period-end balance sheet	(.4)	(114.2)

Total Assets	$3,079.3	$3,061.2

(1)	Primarily goodwill, other intangibles, cash and long-term notes receivable.

10. CONTINGENCIES

The Company is a defendant in various proceedings involving employment, intellectual property, environmental, taxation and other laws. When it is probable, in management’s judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings, and the total liabilities recorded are not material to our financial position.

On January 18, 2008, National Products, Inc. (“NPI”) sued Gamber-Johnson, LLC (“Gamber”), a wholly-owned subsidiary of the Company, in Case C08-0049C-JLR, in the United States District Court, Western District of Washington, alleging that portions of a Gamber marketing video contained false and misleading statements. NPI and Gamber compete in the market for vehicle computer mounting systems. NPI sought: (a) injunctive relief requiring Gamber to stop using the video and to notify customers; (b) damages for its alleged lost profits; and (c) disgorgement of Gamber’s profits in an unspecified amount.

Although part of the claims were dismissed by the Court before and during trial, a jury, on April 12, 2010, found four statements in the video were false and deliberate and awarded $10 in disgorgement damages against Gamber. On August 16, the Court: (a) reduced the jury verdict to approximately $0.5; (b) granted NPI attorney fees and costs in an amount to be determined; and (c) granted an injunction requiring Gamber to notify its distributors and resellers of the verdict.

NPI filed its request for attorney fees and costs of approximately $2.8. Gamber filed objections to portions of the requested amounts and also asked the Court to limit attorney fees to the amount of the reduced verdict. To date, the Court has not decided the proper amount of fees and costs.

We believe that Gamber has valid bases upon which the appellate court could overturn the verdict and the award of attorney fees and costs. We intend to vigorously pursue an appeal. NPI has also filed an appeal. We established an accrual for this suit in an amount we believe is probable.

The verdict and fee award may be covered in whole or in part by insurance but that coverage is subject to the insurance company’s reservation of rights.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. CONTINGENCIES (continued)

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 09AO-CC00047. The suit is substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009. The prior suit was dismissed without prejudice to the plaintiff’s right to re-file based on its failure to make demand on the Company’s Board and shareholders. As before, the plaintiff has not made such demand.

The new suit was purportedly brought on the Company’s behalf, naming it as a nominal defendant, and certain current and former officers and directors as individual defendants including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber.

The plaintiff alleges, among other things, that the individual defendants: (a) breached their fiduciary duties; (b) backdated and received backdated stock options violating the company’s stock plans; (c) caused or allowed the Company to issue false and misleading financial statements and proxy statements; (d) sold Company stock while possessing material non-public information; (e) committed gross mismanagement; (f) wasted corporate assets; (g) abused their control over the Company; (h) committed constructive fraud; (i) committed common law fraud; (j) violated the Missouri Securities Act; and (k) were unjustly enriched.

The plaintiff is seeking, among other things: (a) unspecified monetary damages against the individual defendants; (b) certain equitable and other relief relating to the profits from the alleged improper conduct; (c) the adoption of certain Company corporate governance proposals; (d) the imposition of a constructive trust over the defendants’ stock options and proceeds; (e) punitive damages; (f) the rescission of certain unexercised options; and (g) the reimbursement of litigation costs. The plaintiff is not seeking monetary relief from the Company. The Company has director and officer liability insurance in force subject to customary limits and exclusions.

The Company and the individual defendants filed motions to dismiss the suit in late October, asserting: (a) the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law, and, consistent with the court’s ruling in the prior suit, this failure to make demand should not be excused; (b) the plaintiff is not a representative shareholder; (c) the suit is based on a statistical analysis of stock option grants and Company stock prices that the Company believes is flawed, (d) the plaintiff failed to state a substantive claim, (e) the common law fraud claim was not pled with sufficient particularity; and (f) the statute of limitations has expired on all the challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. To date, the Court has not ruled on the motions to dismiss.

The Company expects that the outcome of this suit will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended Sept. 30, 2010	Nine Months Ended September 30, 2010
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2010	$0.0	$0.0	$1,575.5	$2,013.3	$469.7	$(1,033.8)	$21.5	$104.8
Net earnings	49.3	150.3	150.3	150.3	0.0	0.0	0.0	0.0
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.9)	(5.1)	0.0	(5.1)	0.0	0.0	5.1	0.0
Dividends declared	0.0	0.0	(116.3)	(119.4)	3.1	0.0	0.0	0.0
Dividends paid to noncontrolling interest	0.0	0.0	(2.8)	0.0	0.0	0.0	(2.8)	0.0
Treasury stock purchased	0.0	0.0	(101.6)	0.0	0.0	(101.6)	0.0	0.0
Treasury stock issued	0.0	0.0	29.3	0.0	(20.3)	49.6	0.0	0.0
Foreign currency translation adjustments	24.8	(34.3)	(34.3)	0.0	0.0	0.0	0.0	(34.3)
Cash flow hedges, net of tax	(4.3)	(8.3)	(8.3)	0.0	0.0	0.0	0.0	(8.3)
Other	0.0	0.0	0.1	0.0	0.0	0.0	0.1	0.0
Defined benefit pension plans, net of tax	.3	1.3	1.3	0.0	0.0	0.0	0.0	1.3
Stock options and benefit plan transactions, net of tax	0.0	0.0	22.3	0.0	22.3	0.0	0.0	0.0

Ending balance, September 30, 2010	$68.2	$103.9	$1,515.5	$2,039.1	$474.8	$(1,085.8)	$23.9	$63.5

	Three Months Ended Sept. 30, 2009	Nine Months Ended September 30, 2009
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2009	$0.0	$0.0	$1,670.9	$2,062.1	$498.1	$(918.6)	$17.9	$11.4
Net earnings	55.7	77.9	77.9	77.9	0.0	0.0	0.0	0.0
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.4)	(1.3)	0.0	(1.3)	0.0	0.0	1.3	0.0
Dividends declared	0.0	0.0	(118.1)	(120.9)	2.8	0.0	0.0	0.0
Dividends paid to noncontrolling interest	0.0	0.0	(1.9)	0.0	0.0	0.0	(1.9)	0.0
Treasury stock purchased	0.0	0.0	(109.4)	0.0	0.0	(109.4)	0.0	0.0
Treasury stock issued	0.0	0.0	32.5	0.0	(29.8)	62.3	0.0	0.0
Foreign currency translation adjustments	20.4	71.1	71.8	0.0	0.0	0.0	.7	71.1
Cash flow hedges, net of tax	1.0	.3	.3	0.0	0.0	0.0	0.0	.3
Other	0.0	0.0	1.3	0.0	(.2)	0.0	1.5	0.0
Defined benefit pension plans, net of tax	.1	1.0	1.0	0.0	0.0	0.0	0.0	1.0
Stock options and benefit plan transactions, net of tax	0.0	0.0	2.6	0.0	2.6	0.0	0.0	0.0

Ending balance, September 30, 2009	$75.8	$149.0	$1,628.9	$2,017.8	$473.5	$(965.7)	$19.5	$83.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2010	$147.2	$.1	$(42.5)	$104.8
Period change - gross	(34.3)	(13.4)	2.1	(45.6)
Period change - income tax effect	—	5.1	(.8)	4.3

Balance September 30, 2010	$112.9	$(8.2)	$(41.2)	$63.5

Balance January 1, 2009	$52.0	$(.3)	$(40.3)	$11.4
Period change - gross	71.1	1.0	1.7	73.8
Period change - income tax effect	—	(.7)	(.7)	(1.4)

Balance September 30, 2009	$123.1	$—	$(39.3)	$83.8

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

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
As of September 30, 2010:
Assets:
Cash equivalents:
Money market funds	$183.1	$0.0	$0.0	$183.1
Bank time deposits	0.0	28.0	0.0	28.0
Derivative assets	0.0	1.9	0.0	1.9

Total assets	$183.1	$29.9	$0.0	$213.0

Liabilities:
Derivative liabilities	$1.6	$12.3	$0.0	$13.9

Total liabilities	$1.6	$12.3	$0.0	$13.9

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. FAIR VALUE (continued)

	Level 1	Level 2	Level 3	Total
As of December 31, 2009:
Assets:
Cash equivalents:
Money market funds	$186.4	$0.0	$0.0	$186.4
Bank time deposits	0.0	5.2	0.0	5.2
Derivative assets	0.0	.6	0.0	.6

Total assets	$186.4	$5.8	$0.0	$192.2

Liabilities:
Derivative liabilities	$.6	$.3	$0.0	$.9

Total liabilities	$.6	$.3	$0.0	$.9

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

Percentage of fair value in excess of carrying value	September 30, 2010 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-25%	$189.0	5.3% - 7.5%	3%	11.0% - 13.0%
25%+	727.1	2.3% - 8.3%	3%	8.0% - 11.0%

	$916.1	2.3% - 8.3%	3%	8.0% - 13.0%

Fixed Assets

We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairments for the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Continuing operations	$1.6	$.9	$.2	$.2
Discontinued operations	.9	.3	0.0	.3

Total asset impairments	$2.5	$1.2	$.2	$.5

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

As of September 30, 2010 and December 31, 2009, we have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

As of September 30, 2010:

Derivatives designated as hedging instruments	Total USD Equivalent Notional Amount	Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow commodity hedges	$8.5	$0.0	$0.0	$1.2	$.4
Cash flow interest rate hedges	200.0	0.0	0.0	0.0	12.3
Cash flow currency hedges - Future USD sales of Canadian subsidiaries	11.0	.5	0.0	0.0	0.0

Total cash flow hedges		.5	0.0	1.2	12.7
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	.1	0.0	0.0	0.0

USD inter-company note receivable on an Australian subsidiary	10.5	.1	0.0	0.0	0.0

Total fair value hedges		.2	0.0	0.0	0.0

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	0.0	1.2	0.0	0.0

		$.7	$1.2	$1.2	$12.7

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

Cash Flow Hedges

At September 30, 2010 and December 31, 2009, we had outstanding derivative financial instruments that hedged forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges primarily manage natural gas commodity price risk. Although we routinely hedge commodity price risk up to 36 months, all outstanding commodity hedges as of September 30, 2010 had maturities within 27 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at September 30, 2010 and December 31, 2009 had maturity dates within two years.

Interest Rate Cash Flow Hedges

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest swaps in the second and third quarters of 2010. The swap contracts manage benchmark interest rate risk associated with $200 of planned debt issuance in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of an expected issuance of $200 of debt. The credit spread over the benchmark bonds will continue to float until the time of issuance.

Fair Value Hedges

Our fair value hedges manage foreign currency risk associated with third party and subsidiaries’ inter-company assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings and are presented as operating cash flows when the contracts are settled. These fair value hedges generally have a maturity date within one year.

Hedge Effectiveness

We have determined all hedges to be highly effective and as a result, have not recorded any material amounts for ineffectiveness. If a hedge was not highly effective, the portion of the change in fair value considered to be ineffective would be recognized immediately in the consolidated condensed statements of operations.

Derivatives Not Designated as Hedging Instruments

At September 30, 2010 and December 31, 2009, we had one derivative transaction that did not qualify for hedge accounting treatment. Gains or losses on this transaction are recorded directly to income and expense in the period impacted, and economically offset the gains or losses on the underlying Euro inter-company debt.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the nine and three months ended September 30, 2010 and 2009. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

Derivatives designated as hedging instruments	Income Statement Caption	Amount of Gain (Loss) Recorded in Income Nine Months Ended September 30		Amount of Gain (Loss) Recorded in Income Three Months Ended September 30
		2010	2009	2010	2009
Commodity cash flow hedges	Cost of goods sold	$(.8)	$(2.9)	$(.3)	$(1.0)
Foreign currency cash flow hedges	Net Sales	.7	.6	.3	.3
Foreign currency cash flow hedges	Other expense (income), net	.1	(.2)	.1	0.0
Foreign currency cash flow hedges	Interest expense	0.0	1.2	0.0	0.0

Total cash flow hedges		0.0	(1.3)	.1	(.7)
Fair value hedges	Other expense (income), net	.7	.9	.6	.4

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	4.5	(2.9)	(.6)	(.3)
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	(.1)	0.0	0.0	0.0

Total derivative instruments		$5.1	$(3.3)	$.1	$(.6)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discontinued Operations and Divestitures

During the quarter we completed the sale of the seventh, and last, of the businesses we planned to divest as part of our strategic realignment first introduced to investors in November, 2007. The seven divestitures collectively generated $433 million of after-tax cash proceeds. Results of operations for all of these businesses are classified as discontinued operations in our financial statements.

Strategic Direction

In late 2007, we outlined significant changes to our strategy. We adopted a new primary financial metric (Total Shareholder Return), adopted role-based portfolio management, implemented more rigorous strategic planning, and changed the priorities for use of cash. Our goals, in sequential order, were to i) divest low performing businesses, ii) return more cash to investors, iii) improve margins and returns, and iv) begin to carefully and conservatively grow the company at 4-5% of annual revenue. We have made significant progress over the past three years.

Total Shareholder Return (TSR) is the key financial measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We focus on four key sources of TSR: revenue growth, margin expansion, dividends, and share repurchases. Historically, our primary objective was profitable growth. Going forward, we intend to generate higher TSR through a balanced approach that employs all four sources of TSR. Since 2008, when we implemented our new strategy, we have exceeded our goal of providing TSR that ranks within the top 1/3 of the S&P 500. Longer term, we believe that modest sales growth, continued margin improvement, our dividend yield, and stock buybacks will enable us to continue to attain that goal.

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

The majority of our business units are categorized as “Core”. A much smaller percentage are categorized as “Grow”; consequently, we recognize as a strategic imperative the need to expand the Grow category by improving i) our success rate at developing innovative new products and ii) our abilities to identify new growth platforms. A few small business units are considered “Fix”, and must improve their performance within a reasonable time frame. Finally, a few small business units (and portions of business units) are considered non-strategic, and will likely be divested as the M&A market recovers and allows for reasonable sales prices.

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

Market Demand

Certain of our key markets, primarily related to residential furnishings, weakened during the third quarter. In our U.S. Spring business, innerspring unit volumes decreased 9% in the third quarter and boxspring units declined 4%, reflecting a notable slowing of the end market versus earlier quarters this year. Unit volumes also declined versus the prior year in our International Spring, Fabric Converting, and Carpet Underlay businesses. In our Furniture Hardware business, unit volume increased in the third quarter due primarily to market share gains and relative strength in motion upholstery, but the rate of increase slowed significantly versus earlier quarters this year as demand for upholstered furniture has softened in recent months.

In the Commercial Fixturing & Components segment, office furniture industry demand has stabilized and continues to show early signs of improvement. We experienced strong growth during the quarter in our Office Components business, with sales up 20%, primarily from new programs that we have been awarded. Revenues in our Fixture and Display business were roughly flat during the third quarter. Seasonality within our Store Fixtures business shifted this year, with more volume in the first and second quarters and less in the third quarter, as retailers have increased remodeling activity and reduced new store construction.

All parts of the Specialized Products segment grew in the third quarter. Automotive volume improvement reflects strong growth in all the major global markets we serve, including North America, Europe and Asia. Our Machinery and Commercial Vehicle Products businesses also posted very solid growth during the third quarter.

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

Raw material costs increased beyond the amounts anticipated when we implemented price increases during the second quarter of 2010; however, we are also seeing costs begin to retreat to expected levels.

Competition

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently.

We experienced a temporary loss of market share during the third quarter as certain of our customers purchased a portion of their innerspring requirements from European suppliers. The opportunity to buy these components at a lower price resulted from a combination of the weaker Euro, temporarily lower raw material costs in Europe, and greater excess capacity as a result of last summer’s economic turmoil in Europe. By the end of the third quarter, we regained or had plans in place to regain, the lost volume.

In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began. As a result, we regained market share and performance in our Bedding group improved. The investigations were brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect for at least another three years. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and misclassifying the actual country of origin. Leggett, along with several U.S. manufacturers with active antidumping and antidumping/countervailing duty orders, formed a coalition and are working with members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

Asset Impairments and Restructuring-related Charges

Exit activities associated with the extensive review of our business portfolio in 2007 (which included the divestiture of some operations, the pruning of some businesses and the closure of certain underperforming plants) were substantially complete by the end of 2008. There were no other material restructuring plans initiated during 2009 or 2010. Net impairment and restructuring-related charges for continuing operations during the third quarters of 2009 and 2010 were $3.5 million and $1.3 million, respectively. For the nine months ended September 30, 2009 and 2010, net impairment and restructuring-related charges for continuing operations were $8.8 million and $3.6 million, respectively.

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2010 indicated no goodwill impairments. Goodwill associated with reporting units whose fair values exceeded the carrying value by 15-25% was $189 million; and $727 million of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 25%.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Third Quarter:

Third quarter sales of $867 million (from continuing operations) were 7% higher than in the third quarter of 2009, primarily due to unit volume growth in the Specialized Products segment and previously implemented price increases that partially recovered higher steel costs.

Certain of our key markets, primarily related to residential furnishings, weakened noticeably in the third quarter. As a result, our third quarter sales were lower than those of second quarter, which rarely occurs. Though aggregate unit volume increased 6% in the third quarter, this was a much slower pace than the 15% unit growth experienced during the first half of 2010. We believe the stronger consumer demand during the first half of the year was driven, in part, by larger income tax refunds and home purchase incentives.

Earnings per share from continuing operations for the quarter were $.31 per diluted share. In the third quarter of 2009, earnings per share from continuing operations were $.34. Compared to the third quarter of 2009, third quarter 2010 earnings benefitted from higher unit volumes and lower effective tax rates. These factors were more than offset by an increase in LIFO expense and higher-cost raw materials.

Raw material costs increased beyond the amounts anticipated when we implemented price increases during the second quarter of 2010. However, we are seeing costs begin to retreat to expected levels.

Discontinued operations had less than $.01 effect on earnings per share in the third quarters of 2009 and 2010.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.

Our LIFO expense estimate for the full year is $13 million (including continuing and discontinued operations) and incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in the fourth quarter.

The following table contains the LIFO expense (benefit) included in earnings for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
LIFO expense (benefit)	$9.6	$(52.0)	$5.3	$(16.0)

LIFO created significant variability in 2009 quarterly earnings, with steel deflation negatively impacting segment earnings primarily in the first half of 2009. This impact was offset by a LIFO benefit at the corporate level, but that benefit was spread across all four quarters.

Interest and Income Taxes

Third quarter 2010 interest expense from continuing operations was level with the third quarter of 2009. Interest expense for the full year 2010 is expected to be slightly lower than in 2009.

The reported third quarter consolidated worldwide effective tax rate on continuing operations was 27%, compared to 35% for the same quarter last year. The 2009 effective rate was higher due to the mix of earnings among various tax jurisdictions. The 2010 rate benefitted from finalizing certain items in the quarter related to prior years’ tax credits, as well as a favorable impact resulting from tax returns filed during the quarter. These benefits were offset somewhat from incremental taxes related to a foreign restructuring and cash repatriation transaction anticipated to be completed in the fourth quarter of 2010. We anticipate the effective rate for the fourth quarter of 2010 to approximate 32%, but is dependent upon such factors as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of discrete items, the outcome of tax audits, and the effect of any tax law changes.

Nine-Months:

Sales for the first nine months of 2010 (from continuing operations) were $2.6 billion, 12% higher than in the first nine months of 2009, due to improved demand and market share gains in certain businesses.

Earnings per share from continuing operations for the first nine months of 2010 were $.95 per diluted share, including a $.03 per share net benefit from several offsetting items (with the largest being a $.05 per share benefit associated with the sale of a building, and several smaller items including the gain on a sale of a small divestiture, asset impairment and restructuring-related charges, and changes in litigation reserves that net to a $.02 per share expense). In the first nine months of 2009, earnings per share from continuing operations were $.48 and were negatively impacted by lower unit volumes, increased provision for bad debts associated with a customer bankruptcy ($.04 per share), and a non-cash write-down of the note received in the aluminum segment divestiture ($.04 per share). The 2010 gain from the sale of a building and the negative impact of the 2009 write-down of the aluminum divestiture note discussed above are included in Other (income) expense in the Consolidated Condensed Statements of Operations. Discontinued operations had less than $.01 effect on earnings per share in the first nine months of 2009, and a $(.01) effect on earnings per share in the first nine months 2010.

Discussion of Segment Results

Third Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results from continuing operations for the quarters ended September 30, 2010 and 2009 are shown in the following tables.

	Three Months ended September 30, 2010 Net Sales	Three Months ended September 30, 2009 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$443.7	$443.3	$.4	.1%	.1%
Commercial Fixturing & Components	149.5	143.3	6.2	4.3	4.3
Industrial Materials	183.2	172.2	11.0	6.4	12.7
Specialized Products	159.9	124.7	35.2	28.2	28.0

Total	936.3	883.5	52.8	6.0
Intersegment sales	(69.8)	(73.6)	3.8

External sales	$866.5	$809.9	$56.6	7.0%	8.2%

	Three Months ended Sept. 30, 2010 EBIT	Three Months ended Sept. 30, 2009 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Three Months ended September 30, 2010	Three Months ended September 30, 2009
Residential Furnishings	$38.3	$39.1	$(.8)	(2.0)%	8.6%	8.8%
Commercial Fixturing & Components	10.0	11.0	(1.0)	(9.1)	6.7	7.7
Industrial Materials	14.6	21.8	(7.2)	(33.0)	8.0	12.7
Specialized Products	19.2	8.9	10.3	(115.7)	12.0	7.1
Intersegment eliminations & other	(1.2)	(1.8)	.6
Change in LIFO reserve	(5.3)	16.0	(21.3)

Total	$75.6	$95.0	$(19.4)	(20.4)%	8.7%	11.7%

(1)	The amount of sales increase not attributable to acquisitions; sales growth that comes from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Total sales from continuing operations were unchanged; unit volume decreases were offset by inflation.

EBIT (earnings before interest and income taxes) from continuing operations decreased $1 million due to reduced unit volume.

Commercial Fixturing & Components

Total sales from continuing operations increased $6 million, or 4%, due to new programs with office furniture manufacturers.

EBIT from continuing operations decreased $1 million; gains due to higher sales were more than offset by higher raw material costs and a less favorable sales mix within our store fixtures business.

Industrial Materials

Total sales increased $11 million, or 6%; unit volume was 2% higher; inflation increased sales by 10%, and a small divestiture reduced sales by 6%.

EBIT decreased $7 million, with the impact of higher volume more than offset by higher raw material costs and lost earnings contribution associated with the divestiture.

Specialized Products

Total sales from continuing operations increased $35 million, or 28%, with all portions of the segment showing meaningful improvement.

EBIT from continuing operations increased $10 million due to higher volume.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in both the third quarters of 2010 and 2009 were less than $1 million.

Nine-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 9 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results (in millions) from continuing operations for the nine months ended September 30, 2010 and 2009 are shown in the following tables.

	Nine Months ended September 30, 2010 Net Sales	Nine Months ended September 30, 2009 Net Sales	Change in Net Sales		% Change in Same Location Sales (1)
			$	%
Residential Furnishings	$1,335.5	$1,277.6	$57.9	4.5%	4.5%
Commercial Fixturing & Components	433.0	390.2	42.8	11.0	11.0
Industrial Materials	555.0	489.6	65.4	13.4	16.1
Specialized Products	452.3	349.0	103.3	29.6	29.4

Total	2,775.8	2,506.4	269.4	10.7
Intersegment sales	(218.6)	(221.0)	2.4

External sales	$2,557.2	$2,285.4	$271.8	11.9%	12.4%

	Nine Months ended Sept. 30, 2010 EBIT	Nine Months ended Sept. 30, 2009 EBIT	Change in EBIT		EBIT Margins (2)
			$	%	Nine Months ended Sept. 30, 2010	Nine Months ended Sept. 30, 2009
Residential Furnishings	$132.3	$56.1	$76.2	135.8%	9.9%	4.4%
Commercial Fixturing & Components	26.6	9.4	17.2	183.0	6.1	2.4
Industrial Materials	44.8	48.6	(3.8)	(7.8)	8.1	9.9
Specialized Products	46.4	2.1	44.3	2,109.5	10.3	.6
Intersegment eliminations & other (3)	(2.6)	(14.5)	11.9
Change in LIFO reserve	(9.6)	52.0	(61.6)

Total	$237.9	$153.7	$84.2	54.8%	9.3%	6.7%

(1)	The amount of sales increase not attributable to acquisitions; sales growth that comes from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
(3)	This amount includes the second quarter 2009 divestiture note write-down of $11 million discussed on page 16.

Residential Furnishings

Total sales from continuing operations increased $58 million, or 5%, a result of improved market demand and market share gain partially offset by steel-related price deflation that occurred in the first half of 2009.

EBIT (earnings before interest and income taxes) from continuing operations increased $76 million due to higher sales, price discipline, cost structure improvements, the benefit associated with the sale of a building, and absence of last year’s bad debt expense related to a customer bankruptcy.

Commercial Fixturing & Components

Total sales from continuing operations increased $43 million, or 11%, due to our strong position with value-oriented retailers and new programs with office furniture manufacturers.

EBIT from continuing operations increased $17 million, largely due to sales growth, cost reductions and operational improvements, partially offset by higher raw material costs and a less favorable sales mix in the third quarter.

Industrial Materials

Total sales increased $65 million, or 13%, primarily from higher unit volume and steel-related price inflation.

EBIT decreased $4 million with the impact of higher volume offset by higher raw material costs and lower metal margins (reflecting significantly higher costs for scrap steel).

Specialized Products

Total sales from continuing operations increased $103 million, or 30%, due to significantly improved automotive demand and solid growth in our machinery business.

EBIT from continuing operations increased $44 million due to higher volume, cost reductions and operational improvements partially offset by non-operating charges (including increased litigation reserves, asset impairments and restructuring-related charges) that totaled $4 million of expense.

Discontinued Operations

Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. Losses from discontinued operations in both the nine months ended September 30, 2010 and 2009 were $(.7) million.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details, reflecting both continuing and discontinued operations, about our:

•	Uses of cash

•	Cash from operations

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide much of the cash we require, and debt may also be used to fund a portion of our needs. Net debt to net capital increased from 23.7% at year-end 2009 to 25.1% as of September 30, 2010. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at September 30, 2010 and December 31, 2009 is presented on page 27.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

Capital expenditures include investments we make to modernize, maintain, and expand manufacturing capacity; they should approximate $70 million in 2010. With our move to role-based portfolio management, we are more restrictive in funding capital projects. Growth capital, which had historically been available to all our businesses, is now predominantly earmarked for our Grow business units. Operations designated as Core business units receive capital primarily for productivity enhancements, but expansion capital is limited.

We have also set a higher bar for acquisitions, and plan to pursue disciplined growth through fewer, but more strategic, opportunities. We will seek acquisitions within our growth businesses, and will also look for longer-term opportunities to enter new, higher growth markets that meet strict criteria.

Pay Dividends

With planned improvements in returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and have recently had) more available cash to return to shareholders. Higher annual dividends are one means by which that can occur. We declared a third quarter dividend of $.27 per share (paid on October 15). Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. Cash from operations has been, and is expected to continue to be, sufficient to fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2010, we repurchased .5 million shares of our stock and issued .4 million shares through employee benefit plans. During the first nine months of 2010, we repurchased 4.7 million shares and issued 2.4 million shares primarily through employee benefit plans. As a result, shares outstanding decreased to 146.5 million.

We expect to repurchase approximately 6 to 8 million shares in 2010 (subject to the amount of cash flow generated from operations, stock price fluctuations, and other potential uses of cash) and issue approximately 3 million shares via employee benefit plans. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2010.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the nine months ended September 30, 2010 was $208 million compared to $430 million for the same period last year. Meaningful sales improvement contributed to cash flow, and was partially offset by increased working capital levels associated with these higher sales. Although working capital dollars increased, working capital as a percent of sales decreased slightly compared to both third quarter 2009 and year-end levels. For the full year 2010, we expect cash from operations to exceed $300 million.

The following table presents key working capital measures at the end of the third quarter of the past two years.

	# Days Outstanding
	September 30, 2010 (9 months)	September 30, 2009 (9 months)	Increase (Decrease)
Accounts Receivable, net (1)	58	66	(8)
Inventory, net (2)	60	59	1
Accounts Payable (3)	31	31	0

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (year-to-date net sales ÷ number of days in the nine-month period).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (year-to-date cost of goods sold ÷ number of days in the nine-month period).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (year-to-date cost of goods sold ÷ number of days in the nine-month period).

•

Accounts Receivable — The dollar amount of accounts receivable decreased slightly from the third quarter of 2009 but increased significantly from year-end 2009 levels, primarily due to improved sales. As part of our quarterly accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in determining if outstanding amounts are collectible. In the first nine months of 2010, we incurred $6 million of bad debt expense as compared to $30 million in the first nine months of 2009. The large amount of expense in the first nine months of 2009 was primarily due to a single customer bankruptcy in the Residential Furnishings segment ($10 million) and the write-down of the aluminum segment divestiture note receivable ($11 million) as discussed on page 16.

•

Days Sales Outstanding (DSO) — We experienced an increase in our quarterly DSO for most of 2009 as customers slowed payments during the economic downturn. Our DSO improved as the economy began to stabilize, and we continue to focus on collection efforts to ensure customer accounts are paid on time. We do not believe the decrease in DSO is indicative of a significant change in credit risk or is likely to materially increase our liquidity position. Rather, we believe the decrease in DSO is within a reasonable range of change caused by differences in the timing of sales and cash receipts.

•

Inventory — The dollar value of our inventories increased from both the third quarter of 2009 and year-end levels, primarily due to inflation in raw material costs. In addition, many of our facilities were building inventory during the first half of 2010 to meet expected demand. Demand subsequently weakened in certain of our markets during the third quarter, and this also contributed to higher inventory levels at September 30, 2010. During the first nine months of 2010, we expensed $9 million for obsolete and slow moving inventories as compared to $12 million in the first nine months of 2009. We do not expect any significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

•

Days Inventory on Hand (DIO) — Our DIO has remained consistent compared to the prior year. We believe the small increase in DIO is within a reasonable range of change caused by differences in the timing of sales and inventory purchases.

•

Accounts Payable — The dollar value of accounts payable increased in the third quarter of 2010 compared to both year-end and the third quarter of 2009, primarily due to inflation in raw material costs and also from our continued efforts to optimize payment terms with our vendors.

•

Days Payable Outstanding (DPO) — We have seen increases in DPO in recent quarters and continue to work with vendors to extend our standard payment terms. DPO for the third quarter 2010 was unchanged from third quarter 2009 levels.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics at September 30, 2010 and December 31, 2009.

(Dollar amounts in millions)	September 30, 2010	December 31, 2009
Long-term debt outstanding:
Scheduled maturities	$762	$764
Average interest rates*	4.6%	4.6%
Average maturities in years*	4.9	5.6
Revolving credit/commercial paper	72	25

Total long-term debt	834	789
Deferred income taxes and other liabilities	180	161
Shareholders’ equity and noncontrolling interest	1,515	1,576

Total capitalization	$2,529	$2,526
Unused committed credit:
Long-term	$434	$491
Short-term	0	0

Total unused committed credit	$434	$491

Current maturities of long-term debt	$10	$10

Cash and cash equivalents	$277	$260

Ratio of earnings to fixed charges**	6.0x	4.6 x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization at September 30, 2010 and December 31, 2009, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities provides a useful way to evaluate our debt leverage if we were to use our cash to pay down debt. Our cash has fluctuated, sometimes significantly, from period to period. We use these adjusted measures as supplemental information to track leverage trends across time periods with variable levels of cash.

(Amounts in millions)	September 30, 2010	December 31, 2009
Debt to total capitalization:
Long-term debt	$834	$789
Current debt maturities	10	10
Cash and cash equivalents	(277)	(260)

Net debt	$567	$539

Total Capitalization	$2,529	$2,526
Current debt maturities	10	10
Cash and cash equivalents	(277)	(260)

Net capitalization	$2,262	$2,276

Long-term debt to total capitalization	33.0%	31.2%

Net debt to net capitalization	25.1%	23.7%

Total debt (which includes long-term debt and current debt maturities) increased $45 million from year-end 2009 levels. During the nine-month period, we increased our commercial paper borrowings by $47 million and paid off $2 million of other long-term debt that came due.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in second and third quarters of 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of planned debt issuance in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of an expected issuance of $200 million of debt. The credit spread over the benchmark bonds will continue to float until the time of issuance. For more information on our interest rate swaps, see Footnote 13 “Risk Management and Derivative Financial Instruments” on page 17.

Short Term Borrowings

We can raise cash by issuing up to $600 million of commercial paper through a program backed by our $600 million credit agreement. The credit agreement allows us to issue letters of credit up to $250 million. When we issue these letters of credit, our capacity under the agreement and, consequently, our ability to issue commercial paper is reduced by a corresponding amount. Amounts outstanding at quarter and year-end related to our commercial paper program were:

	Amounts (in millions) at September 30, 2010	Amounts (in millions) at December 31, 2009
Total program authorized	$600.0	$600.0
Less: commercial paper outstanding (classified as long-term debt)	(72.0)	(25.0)
Letters of credit issued under the credit agreement	(94.0)	(84.0)

Total program usage	(166.0)	(109.0)

Total program available	$434.0	$491.0

The average and maximum amount of commercial paper outstanding for the quarter were $143 million and $198 million, respectively. Commercial paper during the quarter fluctuated due to normal changes in working capital funding requirements. The amount of letters of credit outstanding at quarter-end was not materially different than the amounts outstanding throughout the quarter.

Based on current information, we believe the 14 banks with funding requirements under our credit agreement are able to meet their obligations. If a disruption in the credit market became so severe that we could not issue commercial paper, we could borrow directly under our credit agreement. If this occurs, the cost of borrowing under the credit agreement could be higher than the cost of issuing commercial paper. Our credit agreement terminates in 2012.

With anticipated operating cash flows, the commercial paper program and the expected ability to issue debt under our shelf registration, we believe we have sufficient funds available and access to credit to (a) support our ongoing operations, (b) pay dividends, (c) repurchase stock, (d) fund future growth, and (e) repay maturing debt.

Accessibility of Cash

At September 30, 2010 we had cash and cash equivalents of $277 million primarily invested in money market funds and interest-bearing bank accounts. A smaller portion was invested in bank time deposits with original maturities of three months or less. Although we can access all of the cash and use it for any purpose, a substantial portion of these funds are held in international accounts and represent undistributed earnings from our foreign operations. Some of these earnings have been permanently reinvested offshore, and if we use them for a purpose other than investment in our foreign operations, we could incur additional income and withholding tax. The tax rules governing this area are complex. However, subject to constantly changing facts and laws, we believe we could access most of the cash without material incremental cost. As a result of a variety of factors (including reduced levels of taxable income in 2009) we plan to permanently repatriate cash of approximately $120 million in the fourth quarter and, at September 30, 2010, accrued a corresponding tax liability of approximately $5 million. This cash repatriation does not change our designation of future undistributed earnings as permanently invested offshore.

NEW ACCOUNTING STANDARDS

We adopted new accounting guidance in the first nine months of 2010 as discussed in Note 2 to the Consolidated Condensed Financial Statements on page 5. The Financial Accounting Standards Board has issued other accounting guidance effective for future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was less than its $730.0 million carrying value by $17.2 million at September 30, 2010, and less than its $730.0 million carrying value by $71.1 million at December 31, 2009. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at September 30, 2010 and December 31, 2009 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

Interest Rate Cash Flow Hedges

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in the second and third quarters of 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of planned debt issuance in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of an expected issuance of $200 million of debt. The credit spread over the benchmark bonds will continue to float until the time of issuance.

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

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $807.7 million at September 30, 2010, compared to $820.6 million at December 31, 2009.

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

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations);

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to achieve expected levels of cash flow;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment; and

•	litigation including product liability and warranty, product advertising, taxation, environmental, option backdating, intellectual property and workers’ compensation expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation as of September 30, 2010 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2010, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2010, goodwill and other intangible assets represented approximately $1.1 billion, or approximately 35% of our total assets. In addition, net property, plant and equipment, sundry assets and non-current assets held for sale totaled approximately $699 million, or approximately 23% of total assets.

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

Percentage of fair value in excess of carrying value	September 30, 2010 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-25%	$189.0	5.3% - 7.5%	3%	11.0% - 13.0%
25%+	727.1	2.3% - 8.3%	3%	8.0% - 11.0%

	$916.1	2.3% - 8.3%	3%	8.0% - 13.0%

In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. For the nine months ended September 30, 2010, other long-lived asset impairments were $2.5 million, of which $1.6 million were in continuing operations and $.9 were in discontinued operations, for fixed assets to reflect estimates of fair value less costs to sell. Fair value and the resulting impairment charge were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur future (unanticipated) impairment charges, which could negatively impact our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2010	243,287	$21.38	219,794	5,830,575
August 2010	188,486	$20.60	188,486	5,642,089
September 2010	37,734	$21.64	22,504	5,619,585

Total	469,507	$21.09	430,784

(1)	This number includes 38,723 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in net option exercises and net stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	- Denotes filed herewith.
**	- Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2010 and September 30, 2009; (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 3, 2010	By:	/S/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: November 3, 2010	By:	/S/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2010.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2010 and September 30, 2009; (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.