Form 10-K
period 2010-12-31
LEGGETT & PLATT INC
filed 2011-02-24
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2010 was approximately $2,830,000,000.

There were 146,401,741 shares of the Registrant’s common stock outstanding as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2011.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates and energy costs;
•	our ability to pass along raw material cost increases through increased selling prices;
•	price and product competition from foreign (particularly Asian and European) and domestic competitors;
•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations);
•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;
•	our ability to achieve expected levels of cash flow;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment; and
•	litigation including product liability and warranty, product advertising, taxation, environmental, intellectual property, anti-trust and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices, retail stores and automobiles. As discussed below, our operations are organized into 19 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Fixturing & Components; Industrial Materials; and Specialized Products. In addition, certain of our former businesses are classified as discontinued operations.

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

PART I

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Wire forms for mattress foundations

Furniture Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas
•	Springs and seat suspensions for chairs, sofas and loveseats
•	Steel tubular seat frames
•	Bed frames, ornamental beds, and “top-of-bed” accessories
•	Power foundations

Fabric & Carpet Underlay Group

•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing)

Customers

Most of our Residential Furnishings customers are manufacturers of finished bedding products (mattresses and foundations) or upholstered furniture for residential use. We also sell many products, including ornamental beds, bed frames, power foundations, carpet underlay, and top-of-bed accessories, directly to retailers and distributors. We sell geo components products primarily to dealers, contractors, landscapers, road construction companies and government agencies.

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

Industrial Materials Segment

We believe that the quality of the Industrial Materials segment’s products and services, together with low cost, have made us the leading U.S. supplier of drawn steel wire and a major producer of welded steel tubing. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have six wire mills that supply virtually all the wire consumed by our other domestic businesses. Our Tubing group operates two major plants that also supply nearly all of our internal needs for welded steel tubing. In addition to supporting our internal requirements, the Industrial Materials segment supplies many external customers with wire and tubing products.

PART I

Products

Products manufactured or distributed by our Industrial Materials groups include:

Wire Group

•	Steel rod
•	Drawn wire
•	Steel billets
•	Fabricated wire products

Tubing Group

•	Welded steel tubing
•	Fabricated tube components

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

Specialized Products Segment

PART I

Our Specialized Products segment designs, produces and sells components for automotive seating, specialized machinery and equipment, and service van interiors. Our established design capability and focus on product development have made us a leader in innovation. We also benefit from our broad geographic presence and our internal production of key raw materials and components.

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

Strategic Direction

In November 2007 we outlined significant changes to the Company’s strategy. We adopted a new primary financial metric, Total Shareholder Return, (TSR = (Change in Stock Price + Dividends Received) / Beginning Stock Price), changed the priorities for use of cash, adopted role-based portfolio management and implemented more rigorous strategic planning. Our goals were to: i) divest or fix low performing businesses, ii) return more cash to investors, iii) improve margins and returns on the businesses we keep, and iv) then begin to carefully and conservatively grow the Company (at 4-5% of annual revenue).

PART I

We have made significant progress over the past three years. The divestitures were largely complete by the end of 2008; margins and returns have improved; and we have returned much of our excess cash to our shareholders through higher dividends and share repurchases. Our focus now is two-part: i) continue improving margins, and ii) begin laying the groundwork for long-term 4-5% growth.

Some of the activities associated with the change in strategy led to asset impairment and restructuring costs during the past three years. For information related to those costs, see Note C on page 86 and Note D on page 90 in the Notes to Consolidated Financial Statements.

Key Financial Metric

TSR is the primary financial metric we use to monitor performance. Our goal is to achieve TSR in the top 1/3 of the S&P 500, over the long term. For the three-year period ended December 31, 2010 we generated TSR of 16% per year, on average, which places us in the top 8% of the S&P 500.

We employ four key levers to achieve TSR: i) revenue growth, ii) margin expansion, iii) dividends, and iv) share repurchases. In 2008, dividends and stock buyback largely drove our TSR; during 2009, we benefited significantly from margin improvement; and in 2010, revenue growth (from improved market demand) boosted TSR. We expect that this balanced approach will generate consistently higher TSR.

Consistent with the change in our strategy, we modified some of our incentive plans to emphasize the importance of TSR. Beginning in January 2008, we introduced a new performance incentive for senior executives based solely on 3-year TSR relative to a group of 320 peers. We also modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control.

More Cash to Shareholders

The strategic changes have increased available cash. We expect to continue returning much of this cash to shareholders through dividends and share repurchases.

During the past three years, we generated approximately $1.8 billion of cash flow from operations and divestitures. Furthermore, as anticipated, since 2007 we’ve reduced combined annual spending for acquisitions and capital expenditures by over 70% (to $73 million in 2010).

Since late 2007, we have raised quarterly dividends by 50%, from $.18 per share to $.27 per share currently. During the past three years, we have also spent over $600 million to repurchase 33 million shares of our stock, which reduced outstanding shares by approximately 13%. In 2010, we repurchased over 6 million shares at an average per share price of $21.64 (and issued 4 million shares through employee benefit plans) (most of these shares are purchased by employees in lieu of cash compensation).

PART I

Portfolio Management

We manage our business units as a portfolio, with different roles (Grow, Core, Fix, Divest) for each business unit based upon competitive advantages, strategic position, and financial health. We undergo a rigorous strategic planning process, in part to assess each business unit’s portfolio role. Business units in the Grow category should provide avenues for profitable growth in competitively advantaged positions. Core business units are expected to enhance productivity, maintain market share, and generate cash flow from operations while using minimal capital. Business units in the Fix category will be given a limited time in which to significantly improve performance. Finally, a few small business units (or portions of business units) are considered non-strategic, and may be divested as the M&A market recovers and allows for reasonable sales prices.

To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of the Company’s cost of capital. Each business unit has opportunity to improve, and may employ a variety of means to achieve higher returns including trimming expenses, introducing new products, improving productivity, adopting more disciplined pricing, reducing working capital, and consolidating assets. Business units that fail to consistently generate after-tax returns in excess of our cost of capital will move to the Fix or Divest categories.

During 2009 and 2010 significant effort went into improving margins. EBIT margin for 2009 was 7.5% on $3.06 billion of sales while EBIT margin for 2010 was 8.6% on sales of $3.36 billion. Gross margin for 2009 and 2010 was 20.6% and 19.5%, respectively.

Disciplined Growth

Consistent with the plan we unveiled in 2007, we are now beginning to devote resources to the next phase of our strategy. We aim to eventually achieve consistent, long-term, profitable growth of 4-5% annually. To achieve this goal, we will need to supplement the approximate 2%-3% growth that our markets typically produce (in normal economic times) with two additional areas of opportunity. First, we must enhance our success rate at developing and commercializing innovative new products within markets in which we already enjoy strong competitive positions. Second, we need to uncover new growth platforms; opportunities in markets new to us, and in which Leggett would possess a competitive advantage.

Both efforts are receiving significant management attention and priority, and we are making progress in both areas. We have had success this past year with new products introduced in our office components, automotive, and home furniture components businesses. Though individually those were modest successes, collectively they added to sales and earnings growth in 2010. In addition, we have instituted some of the processes that need to be in place to identify new market opportunities. Successful development of new growth platforms will take time; we do not anticipate significant contributions from these activities in the near term.

PART I

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

Acquisitions

We have had no significant acquisitions in the last three years. For further information about acquisitions, see Note R on page 118 of the Notes to Consolidated Financial Statements.

Divestitures

During the past three years we divested seven businesses (as a part of our strategic realignment), including the entire Aluminum Products segment, for total after-tax cash proceeds of $433 million. The largest portion of these proceeds ($408 million) related to the divestitures completed in 2008.

2010 Divestiture

We divested the Storage Products business unit (previously in the Commercial Fixturing & Components segment) in the third quarter of 2010. No significant gains or losses were realized on the sale of this business unit. Storage Products is reflected as a discontinued operation with 2010 revenue of approximately $37 million.

2009 Divestiture

We divested the Coated Fabrics business unit (previously in the Residential Furnishings segment) in the third quarter of 2009. No significant gains or losses were realized on the sale of this unit. Coated Fabrics is reflected as a discontinued operation with 2009 revenue of approximately $12 million.

2008 Divestitures

We divested five significant businesses in 2008 with annualized sales of approximately $780 million. The largest divestiture (approximately $485 million in annualized revenue) was the Aluminum Products segment which was sold in July 2008. We also sold four other business units in 2008 – Wood Products and Fibers (previously in the Residential Furnishings segment); Plastics (previously in the Commercial Fixturing & Components segment); and the dealer portion of Commercial Vehicle Products (previously in the Specialized Products segment). All of these businesses have been classified as discontinued operations.

PART I

For further information about divestitures and discontinued operations, see Note B on page 84 of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information about sales to external customers, sales by product line, earnings before interest and taxes, and total assets of each of our segments, refer to Note F on page 94 of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our external sales from continuing operations related to products manufactured outside the United States for the previous three years are shown below.

Our international operations are principally located in China, Europe, Canada and Mexico. The products we make in these countries primarily consist of:

China

•	Innersprings for mattresses
•	Recliner mechanisms and bases for upholstered furniture
•	Formed wire for upholstered furniture
•	Retail store fixtures and gondola shelving
•	Office furniture components, including chair bases and casters
•	Formed metal products, lumbar and seat suspension systems for automotive seating
•	Cables and small electric motors used in lumbar systems for automotive seating
•	Machinery and replacement parts for machines used in the bedding industry

Europe

•	Innersprings for mattresses
•	Wire and wire products

PART I

•	Lumbar and seat suspension systems for automotive seating
•	Machinery and equipment designed to manufacture innersprings for mattresses and other bedding-related components
•	Design and distribution of point-of-purchase displays for retailers

Canada

•	Innersprings for mattresses
•	Fabricated wire for the bedding, furniture and automotive industries
•	Chair bases, table bases and office chair controls
•	Lumbar supports for automotive seats
•	Wire and steel storage systems and racks for the interior of service vans and utility vehicles

Mexico

•	Innersprings and fabricated wire for the bedding industry
•	Retail shelving and point-of-purchase displays
•	Automotive control cable systems and seating components
•	Shafts for the appliance industry

Our international expansion strategy is to locate our operations where we believe demand for components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them more efficiently.

Our international operations face the risks associated with any operation in a foreign country. These risks include:

•	Foreign currency fluctuation
•	Foreign legal systems that make it difficult to protect intellectual property and enforce contract rights
•	Credit risks
•	Increased costs due to tariffs, customs and shipping rates
•	Potential problems obtaining raw materials, and disruptions related to the availability of electricity and transportation during times of crisis or war
•	Nationalization of private enterprises
•	Political instability in certain countries

Our Specialized Products segment, which derives 77% of its trade sales from foreign operations, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on our foreign operations and other adverse effects on our business.

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

For further information concerning our external sales from continuing operations related to products manufactured outside the United States and our tangible long-lived assets outside the United States, refer to Note F on page 94 of the Notes to Consolidated Financial Statements.

PART I

Sales by Product Line

The following table shows our approximate percentage of external sales from continuing operations by classes of similar products for the last three years:

Product Line	2010	2009	2008
Bedding Group	19%	21%	19%
Furniture Group	18	18	16
Fabric & Carpet Underlay Group	15	16	16
Wire Group	13	12	14
Fixture & Display Group	11	11	12
Automotive Group	11	8	8
Office Furniture Components Group	5	5	5
Commercial Vehicle Products Group	3	4	4
Machinery Group	3	3	3
Tubing Group	2	2	3

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

We have experienced volatility in raw material prices over the past few years, most notably in steel. In most cases, the major changes (both increases and decreases) were

PART I

passed through to customers with selling price adjustments. Significant steel cost increases in 2008 were followed by significant cost decreases in 2009 as global economies weakened. In both cases, we generally adjusted pricing to our customers to reflect the changes in commodity costs. In late 2009 and early 2010, steel costs increased, and again we implemented price increases to recover the majority of the higher costs. By the end of 2010, we were facing further inflation in steel costs, and announced and began implementing additional price increases in early 2011.

The degree to which we are able to mitigate or recover higher costs, should they occur, could influence our future earnings. Also, if raw material costs decrease there may be downward pressure on selling prices, temporarily resulting in lower segment margins, as we consume higher cost inventories.

Higher raw material costs in recent years have led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components have been replaced with lower cost components, causing us to shift production accordingly. This has primarily impacted profit margins in our Residential Furnishings and Industrial Materials segments. We are responding by developing new products (including new types of innersprings, box springs and reclining chair mechanisms) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2010, our largest customer accounted for approximately 6% of our consolidated revenues from continuing operations. Our top 10 customers accounted for approximately 22% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company, as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Furnishings, Commercial Fixturing & Components and Specialized Products segments.

PART I

Patents and Trademarks

The chart below shows the approximate number of patents issued, patents in process, trademarks registered and trademarks in process held by our operations. No single patent or group of patents, or trademark or group of trademarks, is material to our continuing operations.

Some of our most significant trademarks include:

•	Semi-Flex® (boxspring components and foundations)
•	Mira-Coil®, VertiCoil®, Lura-Flex® and Superlastic® (mattress innersprings)
•	Lifestyles™, S-cape® and Adjustables® by Leggett & Platt® (power foundations)
•	Wall Hugger® (recliner chair mechanisms)
•	Super Sagless® (motion and sofa sleeper mechanisms)
•	No-Sag® (wire forms used in seating)
•	Tack & Jump® and Pattern Link® (quilting machines)
•	Hanes® (fiber materials)
•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)
•	Spuhl® (mattress innerspring manufacturing machines)
•	Gribetz™ and Porter® (quilting and sewing machines)
•	Quietflex® and Masterack® (equipment and accessories for vans and trucks)

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

PART I

Employees

As of December 31, 2010, we had approximately 19,000 employees, of which roughly 13,600 were engaged in production. Of the 19,000, approximately 8,700 were international employees (5,000 in China). Labor unions represented roughly 11% of our employees. We did not experience any material work stoppage related to contract negotiations with labor unions during 2010. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2011. The chart below shows the approximate number of employees by segment.

As of December 31, 2009, we had approximately 18,500 employees.

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

We believe we are the largest U.S. manufacturer, in terms of revenue, of the following:

•	Components for residential furniture and bedding
•	Carpet underlay
•	Power foundations
•	Components for office furniture
•	Drawn steel wire
•	Automotive seat support and lumbar systems
•	Bedding industry machinery for wire forming, sewing and quilting

PART I

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates related to safety and environmental matters. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases, by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. We currently operate 10 facilities in China.

In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began. As a result, we regained market share and performance in our Bedding group improved. The investigations were brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect at least until early 2014. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and falsely identifying the country of origin. Leggett, along with several U.S. manufacturers of products with active antidumping or antidumping/countervailing duty orders, formed a coalition and are working with Members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

We experienced a temporary loss of market share during the last half of 2010 as certain of our customers purchased a portion of their innerspring requirements from European suppliers. The opportunity to buy these components at a lower price resulted from a combination of factors that benefited European suppliers in the early summer: i) the weaker Euro, ii) temporarily lower raw material costs in Europe, and iii) greater excess capacity as a result of last summer’s economic turmoil in Europe. Because of the slowing of consumer demand for mattresses in the last half of 2010, it took longer for these imported products to be consumed, but by year-end, we had regained the majority of the volume.

Seasonality

As a diversified manufacturer, we generally have not experienced significant seasonality. The timing of acquisitions, dispositions, and economic factors in any year can distort the underlying seasonality in certain of our businesses. Historically, for the Company as a whole, the second and third quarters typically have proportionately greater sales, while the first and fourth quarters are generally lower. However, in 2010, sales in the first and second quarters were higher on strength in our Residential Furnishings and Commercial Fixturing & Components segments. Consumer demand for bedding and furniture was stronger during the first half of the year, we believe in part due to larger income tax refunds and home purchasing incentives. Demand for store fixtures was also

PART I

stronger in the first half of the year, as retailers increased store remodeling activity (a larger portion of which occurred in the earlier part of the year) and decreased new store construction. Notwithstanding 2010, our four segments tend to experience seasonality as follows:

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
•

Specialized Products: relatively little quarter-to-quarter variation in sales, although the automotive business is typically somewhat heavier in the second and fourth quarters of the year and lower in the third quarter due to model changeovers and plant shutdowns in the automobile industry during the summer.

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

The U.S. Congress has considered legislation to address climate change that is intended to reduce overall green house gas emissions, including carbon dioxide. Similar initiatives have also been pursued at the state level. In addition, the U.S. Environmental Protection Agency has made a determination that green house gas emissions may be a threat to human health and the environment. It is uncertain if, when, and in what form, a mandatory carbon dioxide emissions reduction program may be enacted either through legislation or regulation. However, if enacted, this type of program could materially

PART I

increase our operating costs, including costs of raw materials, transportation and electricity. In that event, our intent would be to raise prices in order to cover the cost increases.

Internet Access to Information

We routinely post information for investors to our website (www.leggett.com) under the Investor Relations section. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available, free of charge, on our website as soon as reasonably practicable after electronically filed with, or furnished to, the SEC. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as charters for its Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors can be found on our website. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Discontinued Operations

Several of our prior businesses are disclosed in our annual financial statements as discontinued operations since (i) the operations and cash flows of the businesses were clearly distinguished and have been eliminated from our ongoing operations; (ii) the businesses have been disposed of; and (iii) we do not have any significant continuing involvement in the operations of the businesses. The discontinued operations include:

•

Aluminum Products segment. We divested this segment in July 2008. It produced and sold non-automotive aluminum, zinc and magnesium die castings, and new and refurbished dies (also known as molds or tools) for all types and sizes of die casting machines. It also provided machining, coating, finishing, sub-assembly and other value-added services for die cast components. These products and services were sold into various end markets.

•	Wood Products unit, Fibers unit and the Coated Fabrics unit (each previously reported in the Residential Furnishings segment).

(i)	We divested the Wood Products unit in the third quarter of 2008. It sold wood frames and cut-to-size dimension lumber to bedding manufacturers.
(ii)	We divested the Fibers unit in the fourth quarter of 2008. It sold fiber cushioning material primarily to bedding and upholstered furniture manufacturers.
(iii)	We divested the Coated Fabrics unit in the third quarter of 2009. It sold non-slip rug underlay and shelf liners primarily to retailers and distributors.

•	Plastics unit and the Storage Products unit (each previously reported in the Commercial Fixturing & Components segment).

(i)	The Plastics unit, which was divested in the third quarter of 2008, sold injection molded plastic components primarily for manufacturers of lawn care equipment and power tools.
(ii)	The Storage Products unit was divested in the third quarter of 2010. It sold storage racks and carts used in the food service and healthcare industries.

PART I

•	An automotive seating components operation and the dealer portion of the Commercial Vehicle Products unit (each previously reported in the Specialized Products segment).

(i)	The automotive seating components operation, which we divested in the first quarter of 2008, sold welded assemblies, and wire and tubular frames for automotive seating.
(ii)	We divested the dealer portion of the Commercial Vehicle Products unit in the third quarter of 2008. It sold truck bodies for cargo vans, flatbed trucks, service trucks and dump trucks primarily to end-users of light-to-medium duty commercial trucks.

For further information on discontinued operations, see Note B on page 84 of the Notes to Consolidated Financial Statements.

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

Demand weakness in our markets can lead to lower unit orders, sales and earnings in our businesses. Several factors, including a weak global economy, a depressed housing market, or low consumer confidence could contribute to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends. If economic and market conditions deteriorate, we may experience material negative impacts on our business, financial condition, operating cash flows and results of operations.

Deteriorating financial condition of our customers could negatively affect our financial position, results of operations, cash flows and liquidity.

We serve customers in a variety of industries, some of which have and are continuing to experience low levels of demand due to a weak global economy. A sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could adversely impact our sales, net earnings, financial condition, cash flow and liquidity.

PART I

Costs of raw materials could negatively affect our operating results.

Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; therefore, our raw material costs move with the market. When we experience significant increases in raw material costs, we implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Also, if raw material costs decrease, we generally pass through reduced selling prices to our customers. Reduced selling prices tied to higher cost inventory reduces our segment margins and earnings.

Steel is our most significant raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of fabrics and foam scrap. We experienced significant fluctuations in the cost of these commodities in recent years.

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

Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. Economic uncertainty or tax law changes could change our underlying assumptions on which valuation reserves are established and negatively affect future period earnings and balance sheets.

Asian and European competition could adversely affect our operating results.

We operate in markets that are highly competitive. We believe that most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality, performance and availability as well. We face ongoing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia and Europe. If we are unable to purchase key raw materials, such as steel, at prices competitive with those of foreign suppliers, our ability to maintain market share and profit margins could be harmed.

Our goodwill and other long-lived assets are subject to potential impairment.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2010, goodwill and other intangible assets represented approximately $1.08 billion, or approximately 36% of our total assets. In addition, net property, plant and equipment, sundry assets and non-current assets held for sale totaled approximately $700 million, or approximately 23% of total assets.

PART I

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2010 indicated no goodwill impairments. At December 31, 2010, goodwill associated with reporting units whose fair values exceeded the carrying value by 10-25% was approximately $190 million; and $740 million of goodwill was associated with reporting units that had fair values in excess of the carrying values by greater than 25%.

For the year ended 2010, other long-lived asset impairments were $2.4 million, of which $1.5 million was recognized in continuing operations.

If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur impairment charges, which could negatively impact our results of operations.

We are exposed to foreign currency risk.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2010, 28% of our sales from continuing operations were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. At December 31, 2010, we had 222 production, warehouse, sales and administrative facilities associated with continuing operations, of which 157 were located across the United States and 65 were located in foreign countries.

PART I

Properties by Location and Segment

	Company- Wide	Subtotals by Segment
Locations		Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
United States	157	98	18	22	19
Asia	23	8	4	—	11
Europe	18	5	2	—	11
Canada	12	4	3	—	5
Mexico	7	3	—	1	3
Other	5	5	—	—	—

Total	222	123	27	23	49

Properties by Use and Segment

	Company- Wide	Subtotals by Segment
Use		Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
Production[1]	138	67	19	16	36
Warehouse	49	37	4	4	4
Administration	21	12	2	2	5
Sales	14	7	2	1	4

Total	222	123	27	23	49

[1]	Includes some multi-purpose facilities with additional warehouse, sales and/or administrative uses.

Facilities that we own produced approximately 70% of our sales from continuing operations in 2010. We also lease many of our production, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 102 of the Notes to Consolidated Financial Statements.

In the opinion of management the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base. Our productive capacity, in general, continues to exceed current operating levels. We face decisions about further facility consolidation but have chosen to retain excess capacity because we believe that eventually market demand will improve. With our currently low utilization levels, we should be able to readily accommodate that demand improvement up to approximately $4 billion in revenue (assuming current sales mix).

Item 3. Legal Proceedings.

The information in Note T on page 121 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.

Item 4. (Removed and Reserved).

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

Name	Age	Position
David S. Haffner	58	President and Chief Executive Officer
Karl G. Glassman	52	Executive Vice President and Chief Operating Officer
Jack D. Crusa	56	Senior Vice President, Specialized Products
Joseph D. Downes, Jr.	66	Senior Vice President, Industrial Materials
Matthew C. Flanigan	49	Senior Vice President and Chief Financial Officer
Paul R. Hauser	59	Senior Vice President, Residential Furnishings
Dennis S. Park	56	Senior Vice President, Commercial Fixturing & Components
David M. DeSonier	52	Vice President, Strategy & Investor Relations
Scott S. Douglas	51	Vice President, General Counsel
John G. Moore	50	Vice President, Chief Legal & HR Officer and Secretary
William S. Weil	52	Vice President, Corporate Controller and Chief Accounting Officer

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

PART I

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

Scott S. Douglas has served the Company as Vice President since 2008, and General Counsel since May of 2010. He previously served as Vice President—Law and Deputy General Counsel from 2008 to 2010, Associate General Counsel—Mergers & Acquisitions from 2001 to 2007, and Assistant General Counsel from 1991 to 2001. He has served the Company in other capacities since 1987.

John G. Moore was appointed Secretary in January 2010, Chief Legal and HR Officer in 2009 and Vice President—Corporate Affairs & Human Resources in 2008. He previously served as Vice President—Corporate Governance from 2006 to 2008, as Vice President and Associate General Counsel from 2001 to 2006, and as Managing Counsel and Assistant General Counsel from 1998 to 2001. He has served the Company in other capacities since 1993.

William S. Weil has served the Company as Chief Accounting Officer since 2004. He became Vice President in 2000 and has served the Company as Corporate Controller since 1991. He previously served the Company in various other accounting capacities since 1983.

PART II

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2010
First Quarter	$21.99	$17.89	97.3	$.26
Second Quarter	25.15	19.99	121.0	.26
Third Quarter	23.33	18.83	90.2	.27
Fourth Quarter	24.33	19.71	103.5	.27

For the Year	$25.15	$17.89	412.0	$1.06

2009
First Quarter	$15.87	$10.03	143.7	$.25
Second Quarter	16.66	12.58	113.9	.25
Third Quarter	19.98	13.88	96.8	.26
Fourth Quarter	21.44	18.06	104.1	.26

For the Year	$21.44	$10.03	458.5	$1.02

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 15, 2011, we had approximately 10,400 shareholders of record.

We are targeting a dividend payout ratio (annual dividends divided by net earnings) of 50-60%, though it has been and will likely be higher for the near term. Our dividend payout percentage was 161%, 146% and 92% in 2008, 2009 and 2010, respectively. See the discussion of the Company’s targeted dividend payout under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 46.

PART II

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the fourth quarter of 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2010	160,000	$20.46	160,000	5,459,585
November 2010	67,886	$19.90	67,886	5,391,699
December 2010	982,963	$22.75	911,973	4,479,726

Total	1,210,849	$22.29	1,139,859

(1)	This number includes 70,990 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes in net option exercises and net stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2011, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2011.

Sale of Unregistered Shares of Common Stock

The Company issued 6,000 shares of common stock for $120,310 (at fair market value) to David S. Haffner, President and Chief Executive Officer in the fourth quarter of 2010 as set out below.

Name	Date of Issuance	Number of Shares	Price per Share	Administrative Fee	Total Purchase Price
David S. Haffner	10/25/10	1,000	$20.29	$20	$20,310
	11/02/10	5,000	$19.98	$100	$100,000

Totals		6,000		$120	$120,310

The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, in that the transactions did not involve a public offering.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2010	2009	20081, [3]	20072, [3]	2006[3]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$3,359	$3,055	$4,076	$4,250	$4,267
Earnings from Continuing Operations	184	121	128	65	240
(Earnings) attributable to Noncontrolling Interest, net of tax	(6)	(3)	(5)	(6)	(4)
Earnings (loss) from Discontinued Operations, net of tax	(1)	(6)	(19)	(70)	64
Net Earnings (Loss)	177	112	104	(11)	300
Earnings per share from Continuing Operations
Basic	1.17	.74	.73	.33	1.26
Diluted	1.16	.74	.73	.33	1.26
Earnings (Loss) per share from Discontinued Operations
Basic	(.00)	(.04)	(.11)	(.39)	.35
Diluted	(.01)	(.04)	(.11)	(.39)	.35
Net Earnings (Loss) per share
Basic	1.17	.70	.62	(.06)	1.61
Diluted	1.15	.70	.62	(.06)	1.61
Cash Dividends declared per share	1.06	1.02	1.00	.78	.67

Summary of Financial Position
Total Assets	$3,001	$3,061	$3,162	$4,072	$4,265
Long-term Debt, including capital leases	$762	$789	$851	$1,001	$1,060

[1]

As discussed in Notes C and D beginning on pages 86 and 90 respectively, the Company incurred asset impairment and restructuring-related charges totaling $84 million in 2008. Of these charges, approximately $33 million were associated with continuing operations and $51 million related to discontinued operations.

[2]

As discussed in Notes C and D beginning on pages 86 and 90 respectively, the Company incurred asset impairment and restructuring-related charges totaling $305 million in 2007. Of these charges, approximately $159 million were associated with continuing operations and $146 million related to discontinued operations.

[3]

Amounts for 2006 through 2008 were retrospectively adjusted to reflect the reclassification of noncontrolling interests from “Other expense (income), net” to “(Earnings) attributable to noncontrolling interest, net of tax” in the Consolidated Statement of Operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2010 HIGHLIGHTS

Demand improved in many of our markets during 2010. The automotive and office furniture markets experienced significant improvement from very depressed demand levels in 2009. Retail fixturing demand was also reasonably strong. Our residential bedding and furniture markets started 2010 strong but weakened in the last half of the year as consumer spending on larger-ticket items slowed.

Improved market demand led to higher sales and earnings in 2010. Activities completed over the past few years (including the divestiture of businesses under our strategic plan, closure of certain underperforming and underutilized facilities, elimination of sales with unacceptable margins, and other cost reduction initiatives) improved our cost position and enabled earnings to benefit notably from the higher volume.

During 2010, we completed the sale of the seventh, and final divestiture identified as a part of our strategic realignment. The seven divestitures collectively generated $433 million of after-tax cash proceeds (over the past three years), exceeding our original $400 million goal.

Operating cash for the full year significantly exceeded the amount required to fund capital expenditures and dividends. Our focus on return optimization was reflected in part through the low level of working capital that was maintained as sales began to recover. In August, we raised the quarterly dividend to $.27 per share and extended to 39 years our record of consecutive annual dividend increases at a 14% compound annual growth rate. We also repurchased over 6 million shares of our stock during 2010.

Our financial profile remains strong. We ended 2010 with net debt to net capital well below our long-term targeted range, no significant fixed term debt maturing until 2013, and over $500 million available under our existing commercial paper program and revolver facility.

We assess our overall performance by comparing our Total Shareholder Return (TSR), on a rolling three-year basis, to that of peer companies. We target TSR in the top one-third of the S&P 500 over the long-term, which we believe will require average TSR of 12-15% per year. For the three years ended December 31, 2010, we generated TSR of 16% per year on average, which places us in the top 8% of the S&P 500.

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

Our Segments

Our continuing operations are composed of 19 business units in four segments, with approximately 19,000 employees and 140 production facilities located in 18 countries around the world. Our segments are described below.

Residential Furnishings

This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, power foundations, bed frames, ornamental beds, and geo components.

Commercial Fixturing & Components

Operations in this segment manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.

PART II

Industrial Materials

These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to other Leggett operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply fabricated wire products, such as shaped wire for automotive and medical supply application; tying heads, boxed wire, and parts for automatic baling equipment; coated wire products, including dishwasher racks, and wire retail fixtures and point-of-purchase displays.

Specialized Products

From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers.

Discontinued Operations and Divestitures

During the past three years, we divested seven businesses (approximately 15% of our portfolio) that we identified as a part of the strategic realignment announced in late 2007 (discussed below). In 2008, we sold our Aluminum Products segment and four smaller business units (Wood Products, Fibers, Plastics, and the dealer portion of Commercial Vehicle Products). In 2009, we sold the Coated Fabrics business unit, and in 2010 we divested the Storage Products business unit. We received after-tax cash proceeds of $433 million for these seven businesses, exceeding our original estimate of approximately $400 million. Results of operations for all of these businesses are classified as discontinued operations in our financial statements. For more information about discontinued operations and the divestitures, see Note B to the Consolidated Financial Statements on page 84.

Strategic Direction

In late 2007, we outlined significant changes to the Company’s strategy. We adopted a new primary financial metric (Total Shareholder Return), adopted role-based portfolio management, implemented more rigorous strategic planning, and changed the priorities for use of cash. Our goals, in sequential order, were to i) divest low performing businesses, ii) return more cash to investors, iii) improve margins and returns, and iv) begin to carefully and conservatively grow the company at 4-5% of annual revenue. We have made significant progress over the past three years. The divestitures were largely complete by the end of 2008; margins and returns have improved; and we have returned much of our excess cash to our shareholders through higher dividends and share repurchases. Our focus now is two-part: i) continue improving margins, and ii) begin laying the groundwork for long-term 4-5% growth.

Total Shareholder Return (TSR) is the key financial measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We seek to achieve TSR in the top one-third of the S&P 500 over the long-term through a balanced approach

PART II

that employs all four TSR sources: revenue growth, margin expansion, dividends, and share repurchases. In 2008, dividends and stock buybacks largely drove our TSR; during 2009, we benefited significantly from margin improvement; and in 2010, revenue growth (from improved market demand) boosted TSR. Beginning in 2008, we introduced TSR-based incentives (based on our performance compared to the performance of a group of 320 peers) for senior executives and we modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control. We monitor our TSR performance, relative to the S&P 500, on a rolling three-year basis. For the three-year period ended December 31, 2010, our TSR performance placed us within the top 8% of the S&P 500 companies. So far, for the first two years of the next three-year measurement period (which will end on December 31, 2011), our TSR performance ranks slightly above the midpoint (but not among the top one-third) of the companies in the S&P 500.

We utilize a rigorous strategic planning process to help guide future decisions regarding business unit roles, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix, or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as EBITDA growth, operating cash flows, and return on assets. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

The majority of our business units are categorized as “Core”. A smaller percentage are categorized as “Grow”; consequently, we recognize as a strategic imperative the need to expand the Grow category by improving i) our success rate at developing innovative new products and ii) our abilities to identify new growth platforms. A few small business units are considered “Fix”, and must improve their performance within a reasonable time frame. Finally, a few small business units (or portions of business units) are considered non-strategic, and may be divested as the M&A market recovers and allows for reasonable sales prices.

Long-term, we aim to eventually achieve consistent, profitable growth of 4-5% annually. To attain this goal, we will need to supplement the approximate 2%-3% growth that our markets typically produce (in normal economic times) with two additional areas of opportunity. First, we must enhance our success rate at developing and commercializing innovative new products within markets in which we already enjoy strong competitive positions. Second, we need to uncover new growth platforms; opportunities in markets new to us, and in which Leggett would possess a competitive advantage. These growth efforts are receiving significant management attention and priority, and we are making progress in both areas. We have had success this past year, with new products introduced in our office components, automotive, and home furniture components businesses. Though individually those were modest successes, collectively they added to 2010’s sales and earnings growth. In addition, we have instituted some of the processes that need to be in place to identify new market opportunities. Successful development of new growth platforms will take time; we do not anticipate significant contributions from these activities in the near term.

The strategic changes have increased available cash. We expect to continue returning much of this cash to shareholders through dividends and share repurchases.

PART II

Customers

We serve a broad suite of customers, with our largest customer representing 6% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

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

Demand improved in many of our markets during 2010. The automotive and office furniture markets experienced significant improvement from very depressed demand levels in 2009. Retail fixturing demand was also reasonably strong. Our residential bedding and furniture markets started 2010 strong but weakened in the last half of the year as consumer spending on larger-ticket items slowed.

Improved market demand led to higher sales and earnings in 2010. Activities completed over the past few years (including the divestiture of businesses under our strategic plan, closure of certain underperforming and underutilized facilities, elimination of sales with unacceptable margins, and other cost reduction initiatives) improved our cost position and enabled earnings to benefit notably from higher sales. Capacity utilization levels in the majority of our operations remain low. We face decisions about possible further facility consolidation but have chosen to retain excess capacity because we believe that market demand will continue to improve. Our current productive capacity should readily accommodate sales of approximately $4 billion (assuming current sales mix), or levels roughly 20% higher than those of 2010. Until our productive capacity is fully utilized, each additional $100 million of sales (from incremental unit volume) should generate approximately $25 million to $35 million of additional pre-tax earnings.

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

PART II

pricing terms that provide stability under reasonable market conditions. However, when commodities experience extreme inflation, vendors do not always honor those contracts.

Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs, so we also expect to realize a lag as costs decline.

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Significant steel cost increases in 2008 were followed by significant cost decreases in 2009 as global economies weakened. In both cases, we generally adjusted pricing to our customers to reflect the changes in commodity costs. In late 2009 and early 2010, steel costs increased, and again we implemented price increases to recover the majority of the higher costs. By the end of 2010, we were facing further inflation in steel costs, and announced and began implementing additional price increases in early 2011.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Scrap costs increased in 2010, and while market prices for steel rod also increased, those increases did not keep pace with escalating scrap costs. As a result, metal margins within the steel industry (and in our rod producing operation) were lower during 2010. We anticipate further compression in these margins in early 2011 as scrap costs have increased again in recent months.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years, and in most years, have been able to pass them through to our customers. In late 2010 these costs increased, and in early 2011 we announced and began implementing price increases to recover the higher costs.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings and Industrial Materials segments in recent years. As our customers changed the quantity and mix of components in their finished goods to address steel and chemical inflation, our profit margins were negatively impacted. We are responding by developing new products (including new types of mattress innersprings, boxsprings, and reclining chair mechanisms) that enable our customers to reduce their total costs, and in certain instances, provide higher margin and profit contribution for our operations.

Competition

Many of our markets are highly competitive with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies.

We believe we gain competitive advantage in our global markets through low cost operations, significant internal production of key raw materials, manufacturing expertise

PART II

and product innovation, higher quality products, extensive customer service capabilities, and financial strength. Many of our competitors, both domestic and foreign, compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering product quality, innovation, and customer service.

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates related to safety and environmental matters. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. We currently operate 10 facilities in China.

In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after the antidumping investigations began. As a result, we regained market share and performance in our Bedding group improved. The investigations were brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect at least until early 2014. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and falsely identifying the country of origin. Leggett, along with several U.S. manufacturers of products with active antidumping or antidumping/countervailing duty orders, formed a coalition and are working with Members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

We experienced a temporary loss of market share during the last half of 2010 as certain of our customers purchased a portion of their innerspring requirements from European suppliers. The opportunity to buy these components at a lower price resulted from a combination of factors that benefited European suppliers in the early summer: i) the weaker Euro; ii) temporarily lower wire costs; and iii) greater excess capacity as a result of economic turmoil in Europe. Because of the slowing of consumer demand for mattresses in the last half of 2010, it took longer for these imported products to be consumed, but by year-end, we had regained the majority of the lost volume.

PART II

RESULTS OF OPERATIONS—2010 vs. 2009

During 2010, sales from continuing operations increased 10%, reflecting improved market demand in several of our businesses. Full-year earnings from continuing operations also increased, from $121 million in 2009 to $184 million in 2010.

Further details about our consolidated and segment results from continuing operations are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2010, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales from continuing operations:
Year ended December 31, 2009	$3,055
Acquisition sales growth	1	—%
Small divestitures	(24)	(0.7)%
Internal sales increase:
Approximate inflation	—
Approximate unit volume increase	327	10.7%

Internal sales increase	327	10.7%

Year ended December 31, 2010	$3,359	10.0%

Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2009	$121
Non-recurrence of divestiture note write-down	7
Non-recurrence of bad debt expense associated with a customer bankruptcy	6
Non-recurrence of unusual tax items	6
Benefit associated with the sale of a building	8
Lower effective tax rate	16
Other factors, including higher unit volume offset by lower metal margins	20

Year ended December 31, 2010	$184

Earnings Per Share (continuing operations)—2009	$0.74

Earnings Per Share (continuing operations)—2010	$1.16

In 2010, sales from continuing operations increased 10% versus 2009. Demand improved in many of our end markets during the year. The automotive and office furniture markets experienced significant improvement from very depressed demand levels in 2009. Retail fixturing demand was also reasonably strong. Our residential bedding and furniture markets started 2010 strong but weakened in the last half of the year as consumer spending on larger-ticket items slowed.

PART II

Full-year earnings from continuing operations increased in 2010, primarily reflecting higher unit volumes, a lower effective tax rate, and the non-recurrence of three significant expense items from 2009 (detailed in the table above). These earnings improvements were partially offset by lower metal margins. As a producer of steel rod, we are impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Scrap costs increased in 2010, and while market prices for steel rod also increased, those increases did not keep pace with escalating scrap costs. As a result, metal margins within the steel industry (and in our rod producing operation) were lower during 2010.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. We experienced a large swing in the LIFO impact during the past two years. In 2009, significant steel cost decreases resulted in a LIFO benefit of $67 million. In 2010, moderate inflation led to full-year LIFO expense of $15 million. The LIFO impact recognized at the corporate level is generally offset each year by FIFO impacts at the segment level. Segment-level earnings in 2009 were significantly burdened (primarily in the first half of the year) as we consumed higher cost steel while selling prices decreased. In 2010, segment-level earnings benefitted under the FIFO method from the effect of rising commodity costs.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 79.

Interest and Income Taxes

Net interest expense was roughly flat with 2009.

The consolidated worldwide effective income tax rate for 2010 was lower, at 28.1%, versus 39.0% in 2009. In 2010, the tax rate benefitted from the higher level of earnings, changes in the mix of earnings among tax jurisdictions, and tentative settlements of tax examinations. During the year, we reached tentative agreement with the IRS on their examination of certain tax credit claims, and recognized tax benefits of $5 million associated with those claims. These benefits were partially offset by incremental taxes resulting from the repatriation of certain foreign earnings. During 2010, we repatriated $108 million of foreign earnings, which resulted in a net tax charge of $5 million. In 2009, the higher tax rate reflected unfavorable tax adjustments resulting from Mexican tax law changes, which caused us to re-evaluate our deferred tax assets and liabilities in that jurisdiction. As a result, we recorded a $6 million tax charge to earnings related to 2009 and prior year losses that might expire before they could be utilized to reduce taxable earnings.

PART II

Segment Results (continuing operations)

In the following section we discuss 2010 sales and earnings before interest and taxes (EBIT) from continuing operations for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 94.

Residential Furnishings

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2010	$1,747	$160	9.1%
Year ended December 31, 2009	1,693	90	5.3%

Increase	$54	$70

% increase	3%	78%
Internal sales increase	3%
Acquisitions (net of small divestitures)	—%

Residential Furnishings sales increased in 2010, primarily due to market share gains in our furniture components business. Demand in most of our residential markets was relatively strong during the first half of the year but weakened noticeably in the last half as consumer demand for large ticket items (such as mattress sets and upholstered furniture) slowed.

EBIT and EBIT margins increased versus 2009, with the earnings impact from higher unit volumes augmented by pricing discipline, significantly reduced bad debt expense, and a benefit associated with the sale of a building.

Commercial Fixturing & Components

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2010	$535	$23	4.3%
Year ended December 31, 2009	491	8	1.6%

Increase	$44	$15

% increase	9%	188%
Internal sales increase	9%
Acquisitions (net of small divestitures)	—%

Sales increased in 2010 due to relatively strong demand in our Store Fixtures business by value-oriented retailers, and improved market demand in Office Furniture Components.

EBIT and EBIT margins also increased versus the prior year, largely due to higher sales.

PART II

Industrial Materials

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2010	$725	$55	7.6%
Year ended December 31, 2009	647	60	9.3%

Increase (decrease)	$78	$(5)

% increase (decrease)	12%	(8)%
Internal sales increase	16%
Small divestitures (net of acquisitions)	(4)%

2010 sales increased, reflecting steel-related price inflation and improved market demand.

EBIT and EBIT margins decreased versus 2009, as higher sales were more than offset by lower metal margins within the steel industry.

Specialized Products

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2010	$629	$66	10.5%
Year ended December 31, 2009	501	17	3.4%

Increase	$128	$49

% increase	26%	288%
Internal sales increase	26%
Acquisitions (net of small divestitures)	—%

Sales increased in 2010, reflecting improved demand across all the major businesses in the segment.

EBIT and EBIT margins increased versus the prior year with the impact of higher sales bolstered by cost reductions.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased $5 million, from a loss of $6 million in 2009 to a loss of $1 million in 2010. This earnings increase was primarily due to the non-recurrence of $3 million (net of tax) of environmental charges related to an aluminum property and lower long-lived asset and goodwill impairment charges associated with the divestitures (which are now complete).

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

PART II

programs with unacceptable profit margins (the largest portion in our Store Fixtures business).

Full-year earnings from continuing operations also decreased in 2009. The earnings impact from lower unit volume was largely offset by cost reduction initiatives and pricing discipline. Other factors impacting the year-over-year earnings comparison are presented in the table above. The divestiture note write-down (identified in the table) occurred when we learned in 2009 that the aluminum operations divested in July 2008 needed a capital infusion from the buyer due to deterioration in business conditions. This led to a reduction in the value of the note we accepted in 2008 as partial payment for the divesture. Leggett accepted a more subordinate position in the capital structure of the divested operations.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. We experienced large swings in the LIFO impact in recent years. In 2008, significant steel cost inflation along with moderately higher inventory levels resulted in LIFO expense from continuing operations of $62 million. In 2009, steel cost decreases and lower inventory levels resulted in a LIFO benefit from continuing operations of $67 million. The LIFO impact recognized at the corporate level is generally offset each year by FIFO impacts at the segment level. Segment-level earnings in 2008 generally benefited under the FIFO method from the effect of rising commodity costs, but in the first half of 2009, were significantly burdened as we consumed higher cost steel while selling prices decreased.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 79.

Interest and Income Taxes

Net interest expense decreased $8 million versus 2008, primarily the result of lower commercial paper borrowings and lower interest rates in 2009.

The consolidated worldwide effective income tax rate for 2009 was higher, at 39.0%, versus 33.8% in 2008. This increase is primarily due to i) tax adjustments resulting from Mexican tax law changes, and ii) the lower level of earnings and mix among tax jurisdictions. In 2009, tax law changes in Mexico caused us to re-evaluate our deferred tax assets and liabilities in that jurisdiction. As a result of our analysis, we recorded a $6 million tax charge to earnings related to 2009 and prior year losses that may expire before they can be utilized to reduce taxable earnings. In 2008, a tax benefit associated with the write-off of an acquired company’s stock was offset by increased reserves for uncertain tax positions and valuation allowances against deferred tax assets for certain foreign entities.

PART II

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

Commercial Fixturing & Components

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2009	$491	$8	1.6%
Year ended December 31, 2008	711	14	2.0%

Decrease	$(220)	$(6)

% decrease	(31)%	(43)%
Internal sales decrease	(31)%
Acquisitions (net of small divestitures)	—%

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

PART II

Industrial Materials

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2009	$647	$60	9.3%
Year ended December 31, 2008	966	96	9.9%

Decrease	$(319)	$(36)

% decrease	(33)%	(38)%
Internal sales decrease	(33)%
Acquisitions (net of small divestitures)	—%

2009 sales decreased, reflecting weak demand in many of our markets (including bedding, furniture, and automotive) and steel-related price deflation.

EBIT and EBIT margins also decreased versus 2008, as lower sales more than offset cost reductions.

Specialized Products

(Dollar amounts in millions)	Sales	EBIT	EBIT Margins
Year ended December 31, 2009	$501	$17	3.4%
Year ended December 31, 2008	682	45	6.6%

Decrease	$(181)	$(28)

% decrease	(27)%	(62)%
Internal sales decrease	(27)%
Acquisitions (net of small divestitures)	—%

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

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. In 2008, cash proceeds from completed divestitures were an additional significant source of funds. In 2009, we generated our second highest level of cash from operations in our history, at $565 million, which included a significant reduction in working capital as sales contracted. With a slight increase in working capital in 2010 (due to sales growth), operating cash was $363 million, still readily exceeding our annual requirement for capital expenditures and dividends. For 2011, we expect cash flow from operations to again exceed $300 million. We ended 2010 with net debt to net capital of 23.3%, its lowest level since 2004 and well below our long-term target of 30%-40%. Page 51 presents a table of the calculation of net debt as a percent of net capital at the end of the past two years.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

PART II

Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity. The chart above shows that capital expenditures have declined in recent years; they should approximate $85 million in 2011. In all of our businesses, we continue to invest in the maintenance of facilities and equipment. However, with the sales volume contraction (versus 2008 levels) and the resulting excess productive capacity across our operations, we have significantly reduced spending on expansion projects in recent years.

With the move to role-based portfolio management, we changed our long-term priorities for allocating capital and this has also impacted capital spending levels. We are actively pursuing disciplined growth within our Grow business units. Expansion capital is predominantly earmarked for these opportunities. Operations designated as Core business units receive capital primarily for productivity enhancements.

We are also seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During the past few years, acquisitions were a lower priority as we were primarily focused on completing the divestitures and improving margins and returns of our existing businesses. As a result of this temporarily lower priority, and more stringent screening criteria, no significant acquisitions were completed in 2008, 2009, and 2010. We have recently turned our focus back toward acquisitions and have begun actively soliciting opportunities while maintaining our screening discipline. We expect acquisitions to contribute modestly to our long-term growth. Additional details about acquisitions can be found in Note R to the Consolidated Financial Statements on page 118.

Pay Dividends

With continued improvement in margins and returns, a decrease in capital spending and acquisitions, and the completion of the divestitures, we expect (and since 2008 have had) more available cash to return to shareholders. Higher annual dividends are one means by which that should continue to occur. In 2010 we modestly increased the quarterly dividend, to $.27 per share, and extended to 39 years our record of consecutive annual dividend increases, at an average compound growth rate of 14%. Our targeted dividend payout is approximately 50-60% of net earnings, but has been higher recently and will

PART II

likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $155 million on dividends in 2011, roughly the same as in 2010, with expected share repurchases offsetting expected dividend increases. Cash from operations has been, and is expected to continue to be, sufficient to readily fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the past three years, we repurchased a total of 33 million shares of our stock and reduced outstanding shares by 13%. In 2010, we repurchased over 6 million shares at an average per-share price of $21.64 and issued 4 million shares through employee benefit plans (most of these shares were purchased by employees in lieu of cash compensation). We expect to repurchase additional shares in 2011, with the amount of purchases dependent on factors such as general economic conditions, level of demand in our end markets, and the availability of excess cash. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2011.

PART II

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Meaningful sales and earnings improvement contributed to our 2010 cash from operations, and was partially offset by increased working capital levels associated with those higher sales. Although working capital dollars increased, working capital as a percent of sales decreased slightly from year-end 2009 levels. Cash from operations in 2009 benefitted from a $186 million reduction in working capital during that year (that occurred as a result of the economy-induced sales contraction).

The following table presents key working capital measures at the end of the past two years.

	Amount (in millions)			# Days Outstanding
	2010	2009	Change	2010	2009	Change
Accounts Receivable, net (1)	$479	$469	$10	52	56	(4)
Inventory, net (2)	$435	$409	$26	59	62	(3)
Accounts Payable (3)	$226	$199	$27	31	30	1

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (net sales ÷ number of days in the year).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (cost of goods sold ÷ number of days in the year).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (cost of goods sold ÷ number of days in the year).

•

Accounts Receivable — The dollar amount of accounts receivable increased from year-end 2009 levels, primarily due to higher sales. As part of our accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in

PART II

determining if outstanding amounts are collectible. In 2010, we incurred $7 million of bad debt expense as compared to $30 million in 2009. The higher expense in 2009 was primarily due to a single customer bankruptcy in the Residential Furnishings segment ($10 million) and the write-down of the aluminum segment divestiture note receivable ($11 million) as discussed on page 42.

•

Days Sales Outstanding (DSO)—We experienced an increase in our DSO in 2009 as customers slowed payments during the economic downturn. Our DSO decreased in 2010 as our markets began to improve, and we continued to focus on collection efforts to ensure customer accounts were paid on time. We do not believe the decrease in DSO indicates a significant change in credit risk or has material implications on our liquidity, but instead is caused by normal differences (from year to year) in the timing of sales and cash receipts.

•

Inventory—The dollar value of our inventories increased from year-end 2009 levels, primarily due to inflation in raw material costs. During 2010, we recognized expense of $13 million associated with obsolete and slow moving inventories; in 2009 this expense totaled $16 million. We do not expect significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

•	Days Inventory on Hand (DIO)—Our DIO decreased compared to the prior year as our operations continue to focus on optimizing return on assets.

•

Accounts Payable—The dollar value of accounts payable increased in 2010 compared to year-end 2009, primarily due to inflation in raw material costs and also from our continued efforts to optimize payment terms with our vendors.

•	Days Payable Outstanding (DPO)—Our DPO has increased slightly in 2010 as we continue to work with vendors to extend our standard payment terms.

Cash from operations in 2008 was strong despite weak market demand in the latter part of that year. Lower working capital (versus the prior year) contributed favorably to operating cash. Fourth quarter production cuts led to lower inventory levels (compared to year-end 2007). Accounts receivable also declined primarily due to extremely weak sales late in that year.

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

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2010	2009	2008
Long-term debt outstanding:
Scheduled maturities	$762	$764	$774
Average interest rates (1)	4.6%	4.6%	4.7%
Average maturities in years (1)	4.7	5.6	6.4
Revolving credit/commercial paper	—	25	77

Total long-term debt	762	789	851
Deferred income taxes and other liabilities	192	161	116
Equity	1,524	1,576	1,671

Total capitalization	$2,478	$2,526	$2,638

Unused committed credit:
Long-term	$522	$491	$523
Short-term	—	—	—

Total unused committed credit	$522	$491	$523

Current maturities of long-term debt	$2	$10	$22

Cash and cash equivalents	$244	$260	$165

Ratio of earnings to fixed charges (2)	5.8 x	4.6 x	3.7 x

(1)	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
(2)

Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at December 31, 2010 and 2009, calculated in two ways:

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

(Dollar amounts in millions)	2010	2009
Long-term debt	$762	$789
Current debt maturities	2	10
Cash and cash equivalents	(244)	(260)

Net debt	$520	$539

Total capitalization	$2,478	$2,526
Current debt maturities	2	10
Cash and cash equivalents	(244)	(260)

Net capitalization	$2,236	$2,276

Long-term debt to total capitalization	30.8%	31.2%

Net debt to net capitalization	23.3%	23.7%

Total debt (which includes long-term debt and current debt maturities) decreased $35 million in 2010. During the year, we reduced our commercial paper borrowings by $25 million and paid off $10 million of other long-term debt that came due.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of the future issuance of $200 million of debt. The credit spread over the benchmark bonds will continue to fluctuate until the contracts are settled (either upon an issuance of debt or upon their expiration). For more information on our interest rate swaps, see Note S to the Consolidated Financial Statements on page 119.

Short Term Borrowings

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 14 lenders that terminates in 2012. The credit agreement allows us to issue letters of credit up to $250 million. When we issue these letters of credit, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Dollar amounts in millions)	2010	2009
Total program authorized	$600	$600
Less: commercial paper outstanding (classified as long-term debt)	—	(25)
Letters of credit issued under the credit agreement	(78)	(84)

Total program usage	(78)	(109)

Total program available	$522	$491

PART II

The average and maximum amount of commercial paper outstanding during 2010 was $99 million and $198 million, respectively. Commercial paper amounts fluctuated during the year due to normal changes in working capital funding requirements. The amounts of letters of credit outstanding throughout the year were not materially different from the amounts outstanding at year-end.

Based on the information currently available to us, we believe that the participating banks continue to have the ability to meet their obligations under the revolving credit agreement. In the unlikely event that a disruption in the credit market was to become so severe that we were unable to issue commercial paper, we have the contractual right to draw funds directly on the revolving credit agreement. In such event, the cost of borrowing under the revolving credit agreement could be higher than the cost of commercial paper borrowing.

We also maintain an active shelf registration. With anticipated operating cash flows, our commercial paper program, and our expected ability to issue debt through our active shelf, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, fund future growth, and repay maturing debt.

Accessibility of Cash

At December 31, 2010, we had cash and cash equivalents of $244 million primarily invested in money market funds and interest-bearing bank accounts. A smaller portion was invested in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in international accounts and represent undistributed earnings from our foreign operations. The tax rules governing this area are complex. However, subject to constantly changing facts and laws, we believe we could access a significant portion of the cash without material incremental cost.

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt *	$759	$1	$201	$381	$176
Capitalized leases	5	1	3	1	—
Operating leases	112	34	44	25	9
Purchase obligations **	278	278	—	—	—
Interest payments ***	161	35	64	43	19
Deferred income taxes	70	—	—	—	70
Other obligations (including pensions and reserves for tax contingencies)	135	7	17	8	103

Total contractual cash obligations	$1,520	$356	$329	$458	$377

*	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due.
**	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
***	Interest payments are calculated on debt outstanding at December 31, 2010 at rates in effect at the end of the year.

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

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 79.

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

Fair market values for two of the 10 reporting units exceeded book value by approximately 20%. The goodwill associated with these reporting units is $190 million. Both of these reporting units are dependent on business capital spending which has been substantially reduced in the recent economic downturn. Both reporting units exceeded expectations for 2010, and are expected to show further improvement in 2011. If actual performance does not improve and remains at current levels, future goodwill impairments could be possible.

The remaining reporting units have fair market values that exceed carrying value by more than 25%, and have goodwill of $740 million.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill (cont.)
	The market approach requires judgment to determine the appropriate price to earnings ratio. Ratios are derived from comparable publicly-traded companies that operate in the same or similar industry as the reporting unit.	Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note C on page 86.
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

These impairments are very unpredictable, and are difficult to anticipate. Impairments were $2 million in 2010, $3 million in 2009, and $13 million in 2008.

We believe that future restructuring and shut-down activities should be equal to or less than those in 2010. However this could change if certain product lines or businesses do not meet return expectations. This could cause us to decide to exit a business which could trigger long-lived asset impairment.

Inventory Reserves

We reduce the carrying value of inventories to reflect an estimate of net realizable value for obsolete and slow-moving inventory.

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

At December 31, 2010, we had recorded an inventory reserve of $43 million (approximately 8% of FIFO inventories) to account for obsolete inventories.

Prior to 2010, additions to inventory reserves averaged $22 million per year. In 2010, additions to reserves decreased to $13 million due to improved inventory optimization in the Residential Furnishings and Commercial Fixturing & Components segments. Approximately two-thirds of historical write-downs relate to the Commercial Fixturing & Components and Specialized Products segments due to the custom nature of their products.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory Reserves (cont.)
We have implemented new inventory optimization processes in many of our businesses that should reduce the impact of write-downs in the future. We do not expect any significant changes in customer or industry trends that would increase the exposure to inventory obsolescence.
Workers’ Compensation
We are substantially self-insured for costs related to workers’ compensation, and this requires us to estimate the liability associated with this obligation.	Our estimates of self-insured reserves contain uncertainties regarding the potential amounts we might have to pay (since we are self-insured). We consider a number of factors, including historical claim experience, demographic factors, and potential recoveries from third party insurance carriers.

Over the past five years, we have incurred, on average, $13 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $3 million. At December 31, 2010, we had accrued $42 million to cover future self-insurance liabilities.

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

The average annual amount of customer-related credit losses was $16 million (less than 1% of annual net sales) over the last three years. At December 31, 2010, our reserves for doubtful accounts totaled $23 million (about 5% of our accounts and notes receivable of $445 million).

Weak market demand intensified pressure on highly leveraged customers in some of our industries. In each of 2008 and 2009, we experienced bad debt expense that was approximately $15 million higher than pre-2008 levels. In 2010, bad debt expense returned to more normal levels, however if weak market demand persists, other bankruptcies could be possible.

We also recognized an $11 million loss in 2009 related to the Aluminum divestiture note. At December 31, 2010, we had $24 million of notes outstanding, primarily related to divested businesses, and have concluded that no material reserve is required for these notes.

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

The discount rates used to calculate the pension liability and pension expense for our most significant plans decreased approximately 50 basis points in 2010 due to lower corporate bond yields. Each 25 basis point decrease in the discount rate increases pension expense by approximately $.4 million and decreases the plans’ funded status by approximately $7.2 million.

The expected return on assets in 2010 held steady at 6.8%, compared to 6.9% in 2009 (after decreasing from 7.9% in 2008). The reduction in the rate during 2009 was primarily driven by a change in asset allocation toward more conservative investments (i.e. bonds). A 25 basis point reduction in the expected return on assets would increase pension expense by $.4 million, but have no effect on the plans’ funded status.

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

At December 31, 2010 and 2009, we had $12 million and $28 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. Valuation allowances are established against future potential tax benefits to reflect the amounts we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of possible repatriation.

Potential changes in tax laws could impact assumptions related to the non-repatriation of certain foreign earnings. If all non-repatriated earnings were taxed, we would incur additional taxes of approximately $41 million.

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

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Contingencies
We evaluate various legal, environmental, and other potential claims against us to determine if an accrual or disclosure of the contingency is appropriate. If it is probable that an ultimate loss will be incurred, we accrue a liability for the estimate of the ultimate loss.	Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) contain uncertainties because they are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.	We have several environmental clean-up activities related to current and closed facilities that mostly involve soil and groundwater contamination. Based upon facts available at this time, we believe reserves are adequate, however cost estimates could change as we determine more about the severity and cost of remediation.

PART II

CONTINGENCIES

Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.

NPI Lawsuit

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

Although part of the claims were dismissed by the Court before and during trial, a jury, on April 12, 2010, found four statements in the video were false and deliberate and awarded $10 million in disgorgement damages against Gamber. On August 16, the Court: (a) reduced the jury verdict to approximately $0.5 million; (b) granted NPI attorney fees and costs in an amount to be determined; and (c) granted an injunction requiring Gamber to notify its distributors and resellers of the verdict. The Court subsequently awarded NPI $2.0 million in attorney’s fees and costs.

We believe that Gamber has valid bases upon which the appellate court could overturn the verdict and the award of attorney fees and costs. We intend to vigorously pursue an appeal. NPI has also filed an appeal. We established an accrual for this suit in an amount we believe is probable. Also, we believe that it is probable that at least part of the verdict, attorney’s fees and costs will be covered by insurance, but that coverage is subject to the insurance company’s reservation of rights.

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284. The suit is substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009. The prior suit was dismissed without prejudice based on its failure to make demand on the Company’s Board and shareholders. As before, the plaintiff has not made such demand.

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

The plaintiff alleges, among other things, that the individual defendants: breached their fiduciary duties; backdated and received backdated stock options violating the

PART II

company’s stock plans; caused or allowed the Company to issue false and misleading financial statements and proxy statements; sold Company stock while possessing material non-public information; committed gross mismanagement; wasted corporate assets; committed fraud; violated the Missouri Securities Act; and were unjustly enriched.

The plaintiff is seeking, among other things: unspecified monetary damages against the individual defendants; certain equitable and other relief relating to the profits from the alleged improper conduct; the adoption of certain Company corporate governance proposals; the imposition of a constructive trust over the defendants’ stock options and proceeds; punitive damages; the rescission of certain unexercised options; and the reimbursement of litigation costs. The plaintiff is not seeking monetary relief from the Company. The Company has director and officer liability insurance in force subject to customary limits and exclusions.

The Company and the individual defendants filed motions to dismiss the suit in late October, asserting: the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law, and, consistent with the court’s ruling in the prior suit, this failure to make demand should not be excused; the plaintiff is not a representative shareholder; the suit is based on a statistical analysis of stock option grants and Company stock prices that the Company believes is flawed; the plaintiff failed to state a substantive claim; the common law fraud claim was not pled with sufficient particularity; and the statute of limitations has expired on the fraud claim and all the alleged challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. The hearing on the motions to dismiss is scheduled for March 15, 2011.

We expect that the outcome of this suit will not have a material adverse effect on the Company’s financial condition, operating cash flows or results of operations.

Antitrust Lawsuits

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts alleging that competitors of the Company’s carpet underlay division and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. antitrust laws. To date, over 40 cases have been filed on behalf of purchasers of polyurethane foam products against over 20 defendants. The Company has been named as a defendant in six cases; five of which have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196. The first case in which the Company was named as a party: Martin Furniture & Bedding, Inc. v. FXI-Foamex Innovations, Inc., et al., Case No. 5:10-cv-00178 (Western District of North Carolina) was instituted on November 15, 2010, and is also expected to be transferred.

In the suits to which the Company is a party, the plaintiffs, on behalf of the class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products during the period

PART II

1979 to the present in one case, and from at least 2001 to the present in the other five cases. Each plaintiff also seeks attorneys’ fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. We expect the plaintiffs to file an amended complaint in the consolidated case on or before February 28, 2011.

The Company denies all of the allegations and will vigorously defend itself. This contingency is subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any. At this time, we do not believe that it is probable that the outcome will have a material effect on the Company’s financial condition, operating cash flows or results of operations.

NEW ACCOUNTING STANDARDS

We adopted new accounting guidance in 2010 as discussed in Note A to the Consolidated Financial Statements on page 83. The Financial Accounting Standards Board has also issued accounting guidance effective for future periods (that we have not yet adopted), but we do not believe this new guidance will have a material impact on our future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was greater than its carrying value by $6.0 at December 31, 2010, and less than its carrying value by $71.1 at December 31, 2009. The increase in the fair market value of the Company’s debt is primarily due to the decrease in credit spreads over risk-free rates as compared to the prior year end. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2010 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2011	2012	2013	2014	2015	Thereafter	2010	2009
Principal fixed rate debt	$—	$—	$200.0	$180.0	$200.0	$150.0	$730.0	$730.0
Average interest rate	—%	—%	4.70%	4.65%	5.00%	4.40%	4.71%	4.72%
Principal variable rate debt	0.5	0.5	—	—	—	19.9	20.9	31.0
Average interest rate	0.50%	0.50%	—%	—%	—%	0.56%	0.55%	0.52%
Miscellaneous debt*							13.5	38.4

Total debt							764.4	799.4
Less: current maturities							(2.2)	(10.1)

Total long-term debt							$762.2	$789.3

PART II

*	Includes $0 and $25 of commercial paper in 2010 and 2009, respectively, supported by a $600 revolving credit agreement which terminates in 2012.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges, fair value hedges and net investment hedges is provided in Note S on page 119 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

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

Functional Currency	2010	2009
European Currencies	$316.4	$324.8
Canadian Dollar	235.1	236.3
Chinese Renminbi	208.3	157.9
Mexican Peso	36.2	38.4
Other	60.3	63.2

Total	$856.3	$820.6

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Financial Statement Schedule and supplementary financial information included in this Report are listed in Item 15, begin immediately after Item 15, and are incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART II

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2010 was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2010, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 72, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 73 of this Form 10-K. Each is incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections entitled “Proposal 1—Election of Directors,” “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2011, are incorporated by reference.

Directors of the Company

Directors are elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 12, 2011. If a nominee fails to receive a majority of the votes cast in the director election, the Nominating & Corporate Governance Committee will make a recommendation to the Board of Directors whether to accept or reject the director’s resignation and whether any other action should be taken. If a director’s resignation is not accepted, that director will continue to serve until the Company’s next annual meeting and his or her successor is duly elected and qualified. If the Board accepts the director’s resignation, it may, in its sole discretion, either fill the resulting vacancy or decrease the size of the Board to eliminate the vacancy.

Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Mr. Haffner and Mr. Glassman provide that they may terminate the agreement if not re-elected as a director. See the Exhibit Index on page 129 for reference to the agreements.

Robert E. Brunner, age 53, has been the Executive Vice President of Illinois Tool Works (ITW), a diversified manufacturer of advanced industrial technology, since 2006. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and a master’s degree in business administration from Baldwin-Wallace College. Mr. Brunner’s experience and leadership with ITW, as a diversified manufacturer with a global footprint, provides valuable insight to our Board on operational and international issues. As a director of the National Association of Manufacturers, his familiarity with public policy issues and advocacy affecting the Company is a great asset. He was first elected as a director of the Company in 2009.

Ralph W. Clark, age 70, held various executive positions at International Business Machines Corporation (IBM) from 1988 until 1994, including Division President—General and Public Sector. He also served as Chairman of Frontec AMT Inc., a software company, from 1994 until his retirement in 1998 when the company was sold. Mr. Clark holds a master’s degree in economics from the University of Missouri. Through Mr. Clark’s career with IBM and Frontec and his current board service with privately-held companies, he has valuable experience in general management, marketing, information technology, finance and strategic planning. He was first elected as a director of the Company in 2000.

PART III

R. Ted Enloe, III, age 72, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. Previously, he served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over forty years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969.

Richard T. Fisher, age 72, has been Senior Managing Director, Midwest Division of Oppenheimer & Co., an investment banking firm, since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher holds a degree in economics from the Wharton School of the University of Pennsylvania. Mr. Fisher’s career in investment banking provides the Board with a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets. His valuable business skills and long-term perspective of the Company bolster his leadership as the Company’s independent Board Chair. He was first elected as a director of the Company in 1972 and has served as the independent Board Chair since 2008.

Matthew C. Flanigan, age 49, was appointed Senior Vice President – Chief Financial Officer of the Company in 2005. He previously served the Company as Vice President – Chief Financial Officer from 2003 to 2005, President of the Office Furniture Components Group from 1999 to 2003, and in various other capacities since 1997. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri. He serves as a director of Jack Henry Associates, Inc., a provider of core information processing solutions for financial institutions. As the Company’s CFO, Mr. Flanigan adds valuable knowledge of the Company’s finance, risk and compliance functions to the Board. In addition, his prior experience as one of the Company’s group presidents provides valuable operations insight. He was first elected as a director of the Company in 2010.

Karl G. Glassman, age 52, was appointed Chief Operating Officer of the Company in 2006 and Executive Vice President in 2002. He previously served the Company as President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, President of Bedding Components from 1996 to 1998, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University—Long Beach. With over two decades experience leading the Company’s largest segment and serving as its Chief Operating Officer, Mr. Glassman provides in-depth operational knowledge to the Board and is a key interface between the Board’s oversight and strategic planning and its implementation at all levels of the Company around the world. He also serves on the Board of Directors of the National Association of Manufacturers. Mr. Glassman was first elected as a director of the Company in 2002.

PART III

Ray A. Griffith, age 57, has been the President and Chief Executive Officer of Ace Hardware Corporation (Ace), the largest hardware cooperative in the United States, since 2005. He was previously the Executive Vice President and Chief Operating Officer of Ace from 2004 to 2005, the Executive Vice President—Retail from 2000 to 2004, and served Ace in various other capacities since 1994. Mr. Griffith holds a degree in marketing and finance from Southern Illinois University. As CEO of Ace, Mr. Griffith has significant leadership and operations experience, while adding valuable retailing, consumer marketing, sourcing and distribution knowledge to the Board. He was first elected as a director of the Company in 2010.

David S. Haffner, age 58, was appointed Chief Executive Officer of the Company in 2006 and has served as President of the Company since 2002. He previously served as the Company’s Chief Operating Officer from 1999 to 2006, Executive Vice President from 1995 to 2002 and in other capacities since 1983. He holds a degree in engineering from the University of Missouri and an MBA from the University of Wisconsin. Mr. Haffner serves as a director of Bemis Company, Inc., a manufacturer of flexible packaging and pressure sensitive materials. As the Company’s CEO, Mr. Haffner provides comprehensive insight to the Board across the spectrum from strategic planning to implementation to execution and reporting, as well as its relationships with investors, the finance community and other key stakeholders. Mr. Haffner was first elected as a director of the Company in 1995.

Joseph W. McClanathan, age 58, has served as President and Chief Executive Officer of the Energizer Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, since November 2007. Prior to his current position, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Through his leadership experience at Energizer and as a director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.

Judy C. Odom, age 58, served, until her retirement in 2002, as Chief Executive Officer and Chairman of the Board at Software Spectrum, Inc., a global business to business software services company which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. She is a director of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues facing companies today. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.

Maurice E. Purnell, Jr., age 71, was, until his retirement in July, Of Counsel to the law firm of Locke Lord Bissell & Liddell LLP, or its predecessor firm, since 2002, where he had been a partner since 1972. Mr. Purnell holds a degree in history from Washington & Lee University, an MBA from the Wharton School of the University of Pennsylvania and a

PART III

law degree from Southern Methodist University. With over forty years of experience in securities law, financing and acquisitions in his corporate law practice, Mr. Purnell is well suited to advise the Board on business and compliance matters and chair our Nominating & Corporate Governance Committee. He was first elected as a director of the Company in 1988.

Phoebe A. Wood, age 57, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She holds a degree from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, and Coca-Cola Enterprises, Inc., a major bottler and distributor of Coke products. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial, and accounting issues the Board faces in its oversight role. Ms. Wood was first elected as a director of the Company in 2005.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s Internet website at www.leggett.com. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12 month period. We routinely post important information to our website. However, the Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsections entitled “Board’s Oversight of Risk Management,” “Director Compensation,” “Compensation Interlocks and Insider Participation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2011, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2011, are incorporated by reference.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2011, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 12, 2011, are incorporated by reference.

PART IV

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

The Reports, Financial Statements, supplementary financial information and Financial Statement Schedule listed below are included in this Form 10-K:

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.

(b) Exhibits—See Exhibit Index beginning on page 128.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2010, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2010.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 73 of this Form 10-K.

/S/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN
David S. Haffner President and Chief Executive Officer	Matthew C. Flanigan Senior Vice President and Chief Financial Officer

February 24, 2011	February 24, 2011

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Leggett & Platt, Incorporated:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO

February 24, 2011

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year ended December 31
(Amounts in millions, except per share data)	2010	2009	2008
Net sales	$3,359.1	$3,055.1	$4,076.1
Cost of goods sold	2,703.7	2,425.4	3,384.9

Gross profit	655.4	629.7	691.2
Selling and administrative expenses	354.3	363.0	423.2
Amortization of intangibles	19.8	20.7	24.5
Other (income) expense, net	(6.7)	15.7	11.2

Earnings from continuing operations before interest and income taxes	288.0	230.3	232.3
Interest expense	37.7	37.4	48.4
Interest income	5.2	5.5	8.7

Earnings from continuing operations before income taxes	255.5	198.4	192.6
Income taxes	71.9	77.3	65.1

Earnings from continuing operations	183.6	121.1	127.5
Loss from discontinued operations, net of tax	(.8)	(6.1)	(18.5)

Net earnings	182.8	115.0	109.0
(Earnings) attributable to noncontrolling interest, net of tax	(6.2)	(3.2)	(4.6)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$176.6	$111.8	$104.4

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.17	$.74	$.73

Diluted	$1.16	$.74	$.73

Loss per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$(.00)	$(.04)	$(.11)

Diluted	$(.01)	$(.04)	$(.11)

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.17	$.70	$.62

Diluted	$1.15	$.70	$.62

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$244.5	$260.5
Accounts and other receivables, net	478.9	469.5
Inventories
Finished goods	241.1	221.9
Work in process	47.7	44.7
Raw materials and supplies	218.2	201.2
LIFO reserve	(71.7)	(58.7)

Total inventories, net	435.3	409.1
Other current assets	60.4	58.1
Current assets held for sale	—	16.4

Total current assets	1,219.1	1,213.6

Property, Plant and Equipment—at cost
Machinery and equipment	1,136.6	1,127.7
Buildings and other	613.0	612.8
Land	48.5	49.6

Total property, plant and equipment	1,798.1	1,790.1
Less accumulated depreciation	1,173.9	1,121.5

Net property, plant and equipment	624.2	668.6
Other Assets
Goodwill	930.3	928.2
Other intangibles, less accumulated amortization of $107.8 and $98.2 at December 31, 2010 and 2009, respectively	152.3	171.1
Sundry	50.2	52.5
Non-current assets held for sale	24.9	27.2

Total other assets	1,157.7	1,179.0

TOTAL ASSETS	$3,001.0	$3,061.2

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$2.2	$10.1
Accounts payable	226.4	199.4
Accrued expenses	209.5	229.7
Other current liabilities	84.9	92.7
Current liabilities held for sale	—	3.2

Total current liabilities	523.0	535.1
Long-term Liabilities
Long-term debt	762.2	789.3
Other long-term liabilities	121.9	112.3
Deferred income taxes	69.5	49.0

Total long-term liabilities	953.6	950.6

Commitments and Contingencies

Equity
Capital stock
Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	463.2	467.7
Retained earnings	2,033.3	2,013.3
Accumulated other comprehensive income	101.8	104.8
Less treasury stock—at cost (52.6 and 50.0 shares at December 31, 2010 and 2009, respectively)	(1,093.0)	(1,033.8)

Total Leggett & Platt, Inc. equity	1,507.3	1,554.0
Noncontrolling interest	17.1	21.5

Total equity	1,524.4	1,575.5

TOTAL LIABILITIES AND EQUITY	$3,001.0	$3,061.2

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
(Amounts in millions)	2010	2009	2008
Operating Activities
Net earnings	$182.8	$115.0	$109.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	103.0	109.6	115.9
Amortization	19.8	20.7	24.5
Impairment charges:
Goodwill	—	3.0	25.6
Other long-lived assets	2.4	2.8	19.2
Provision for losses on accounts and notes receivable	6.9	29.5	23.4
Writedown of inventories	12.6	16.2	27.1
Net (gain) loss from sales of assets	(11.6)	(3.0)	2.3
Deferred income tax expense	30.2	44.0	25.5
Stock-based compensation	37.6	38.0	41.6
Other	(3.7)	3.9	(10.7)
Other changes, excluding effects from acquisitions and divestitures:
(Increase) decrease in accounts and other receivables	(34.7)	105.7	36.5
(Increase) decrease in inventories	(31.2)	87.6	49.9
Decrease in other current assets	21.6	1.4	9.5
Increase (decrease) in accounts payable	24.9	18.4	(46.8)
Increase (decrease) in accrued expenses and other current liabilities	1.9	(27.5)	(16.3)

Net Cash Provided by Operating Activities	362.5	565.3	436.2
Investing Activities
Additions to property, plant and equipment	(67.7)	(83.0)	(118.3)
Purchases of companies, net of cash acquired	(4.9)	(2.8)	(10.3)
Proceeds from sales of assets	28.9	14.1	407.6
Other	(21.4)	(.8)	(15.7)

Net Cash (Used for) Provided by Investing Activities	(65.1)	(72.5)	263.3
Financing Activities
Additions to debt	82.4	57.9	248.0
Payments on debt	(128.2)	(122.1)	(523.8)
Dividends paid	(154.9)	(157.2)	(165.1)
Issuances of common stock	23.8	4.0	5.9
Purchases of common stock	(130.1)	(192.0)	(296.5)
Other	(6.6)	.7	(2.0)

Net Cash Used for Financing Activities	(313.6)	(408.7)	(733.5)

Effect of Exchange Rate Changes on Cash	.2	11.7	(6.7)

(Decrease) increase in Cash and Cash Equivalents	(16.0)	95.8	(40.7)
Cash and Cash Equivalents—Beginning of Year	260.5	164.7	205.4

Cash and Cash Equivalents—End of Year	$244.5	$260.5	$164.7

Supplemental Information
Interest paid	$37.2	$37.8	$49.7
Income taxes paid	62.7	44.7	51.6
Property, plant and equipment acquired through capital leases	3.0	2.3	1.6
Liabilities assumed of acquired companies	1.2	.2	.2
Long-term notes received for divestitures	7.1	.2	27.4

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statement of Changes in Equity and Comprehensive Income (Loss)

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity	Comprehensive Income (Loss) Attributable to
	Shares	Amount				Shares	Amount			Noncontrolling Interest	Leggett & Platt, Inc. Before Noncontrolling Interest
Balance, January 1, 2008	198.8	$2.0	$500.0	$2,122.3	$193.5	(30.1)	$(685.1)	$15.5	$2,148.2
Adjustment to apply pension measurement date provision	—	—	—	.5	—	—	—	—	.5
Net earnings	—	—	—	109.0	—	—	—	—	109.0		$109.0
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	(4.6)	—	—	—	4.6	—	$(4.6)
Dividends declared (A)	—	—	3.4	(165.1)	—	—	—	—	(161.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.7)	(2.7)
Treasury stock purchased	—	—	—	—	—	(15.8)	(297.9)	—	(297.9)
Treasury stock issued	—	—	(16.7)	—	—	2.9	64.4	—	47.7
Foreign currency translation adjustments	—	—	—	—	(146.5)	—	—	.6	(145.9)	(.6)	(145.9)
Cash flow hedges, net of tax	—	—	—	—	(1.9)	—	—	—	(1.9)		(1.9)
Net investment hedges, net of tax	—	—	—	—	2.3	—	—	—	2.3		2.3
Defined benefit pension plans, net of tax	—	—	—	—	(36.0)	—	—	—	(36.0)		(36.0)
Stock options and benefit plan transactions, net of tax	—	—	11.9	—	—	—	—	—	11.9
Other	—	—	(2.5)	—	—	—	—	(.1)	(2.6)

Balance, December 31, 2008	198.8	$2.0	$496.1	$2,062.1	$11.4	(43.0)	$(918.6)	$17.9	$1,670.9	$(5.2)	$(72.5)
Net earnings	—	—	—	115.0	—	—	—	—	115.0		115.0
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	(3.2)	—	—	—	3.2	—	(3.2)
Dividends declared (A)	—	—	3.8	(160.6)	—	—	—	—	(156.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(1.9)	(1.9)
Treasury stock purchased	—	—	—	—	—	(10.8)	(196.2)	—	(196.2)
Treasury stock issued	—	—	(41.9)	—	—	3.8	81.0	—	39.1
Foreign currency translation adjustments	—	—	—	—	95.2	—	—	.8	96.0	(.8)	96.0
Cash flow hedges, net of tax	—	—	—	—	.4	—	—	—	.4		.4
Defined benefit pension plans, net of tax	—	—	—	—	(2.2)	—	—	—	(2.2)		(2.2)
Stock options and benefit plan transactions, net of tax	—	—	9.8	—	—	—	—	—	9.8
Other	—	—	(.1)	—	—	—	—	1.5	1.4

Balance, December 31, 2009	198.8	$2.0	$467.7	$2,013.3	$104.8	(50.0)	$(1,033.8)	$21.5	$1,575.5	$(4.0)	$209.2
Adjustment for change in international operating locations’ fiscal year	—	—	—	3.6	—	—	—	—	3.6
Net earnings	—	—	—	182.8	—	—	—	—	182.8		182.8
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	(6.2)	—	—	—	6.2	—	(6.2)
Dividends declared (A)	—	—	4.2	(160.2)	—	—	—	—	(156.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.9)	(2.9)
Treasury stock purchased	—	—	—	—	—	(6.2)	(133.2)	—	(133.2)
Treasury stock issued	—	—	(13.0)	—	—	3.6	74.0	—	61.0
Foreign currency translation adjustments	—	—	—	—	3.9	—	—	.6	4.5	(.6)	4.5
Cash flow hedges, net of tax	—	—	—	—	1.3	—	—	—	1.3		1.3
Defined benefit pension plans, net of tax	—	—	—	—	(8.2)	—	—	—	(8.2)		(8.2)
Stock options and benefit plan transactions, net of tax	—	—	4.6	—	—	—	—	—	4.6
Acquisition of subsidiary	—	—	.5	—	—	—	—	(9.1)	(8.6)
Other	—	—	(.8)	—	—	—	—	.8	—

Balance, December 31, 2010	198.8	$2.0	$463.2	$2,033.3	$101.8	(52.6)	$(1,093.0)	$17.1	$1,524.4	$(6.8)	$180.4

(A)	– Cash dividends declared (per share: 2010—$1.06; 2009—$1.02; 2008—$1.00)

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2010, 2009 and 2008

A—Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Leggett & Platt, Incorporated and its majority-owned subsidiaries (“we” or “our”). Prior to 2010, many subsidiaries outside of the United States were consolidated as of and for a fiscal year ended November 30. As of December 31, 2010, these subsidiaries converted to a calendar reporting year. The net impact of the change in fiscal years of these subsidiaries was immaterial, and is presented as an adjustment to January 1, 2010 retained earnings. Management does not expect foreign exchange restrictions to significantly impact the ultimate realization of amounts consolidated in the accompanying financial statements for subsidiaries located outside the United States. All intercompany transactions and accounts have been eliminated in consolidation.

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

ACCOUNTS AND OTHER RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Credit is also occasionally extended in the form of a trade note receivable to facilitate our customers’ operating cycles. Nontrade notes receivable are established in special circumstances, such as in partial payment for the sale of a business. Notes receivable generally bear interest at market rates commensurate with the corresponding credit risk on the date of origination.

The allowance for doubtful accounts is an estimate of the amount of probable credit losses. Interest income is not recognized for accounts that are placed on nonaccrual status. Allowances and nonaccrual status designations are determined by individual account reviews by management, and are based on several factors such as the length of time that receivables are past due, the financial health of the companies involved, industry and macroeconomic considerations, and historical loss experience. Interest income is recorded on the date of cash receipt for nonaccrual status accounts. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

INVENTORIES: All inventories are stated at the lower of cost or market. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The cost for approximately 60% of our inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals and foam scrap. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost at December 31, 2010 and 2009 approximated expected replacement cost.

Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover, and if necessary, are written down to estimated net realizable value. Reserves for slow-moving and obsolete inventory on a FIFO basis were as follows:

Year ended December 31
2010	$43.4
2009	42.1

Net increase	$1.3

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

Assets Held for Sale—An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond our control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell, and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the fair value. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost, less accumulated depreciation. Assets are depreciated by the straight-line method and salvage value, if any, is assumed to be minimal. The table below presents the depreciation periods of the estimated useful lives of our property, plant and equipment. Accelerated methods are used for tax purposes.

	Life	Weighted Average Life
Machinery and equipment	3-20 years	10 years
Buildings	10-40 years	28 years
Other items	3-15 years	8 years

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

SALES RECOGNITION: We recognize sales when title and risk of loss pass to the customer. The terms of our sales are split approximately evenly between FOB shipping point and FOB destination. The timing of our recognition of FOB destination sales is determined based on shipping date and distance to the destination. We have no significant or unusual price protection, right of return or acceptance provisions with our customers nor is it our practice to replace goods damaged or lost in transit. Sales allowances, discounts and rebates can be reasonably estimated throughout the period and are deducted from sales in arriving at net sales.

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

INCOME TAXES: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. A valuation allowance is provided to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized. A provision is also made for incremental taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be indefinitely invested.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute engineered products for the various end markets described in Note F. Operations are principally located in the United States, although we also have operations in Asia, Europe, Canada and Latin America.

We maintain allowances for potential credit losses. We perform ongoing credit evaluations of our customers’ financial conditions and generally require no collateral from our customers, some of which are highly leveraged. Management also monitors the financial condition and status of noncustomer receivables. Noncustomer receivables primarily consist of notes accepted as partial payment for the divestiture of a business. Some of these companies are highly leveraged and the notes are not fully collateralized.

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

OTHER RISKS: Although we obtain insurance for workers’ compensation, automobile, product and general liability, property loss and medical claims, we have elected to retain a significant portion of expected losses through the use of deductibles. Accrued liabilities include estimates for unpaid reported claims and for claims incurred but not yet reported. Provisions for losses are recorded based upon estimates of the aggregate liability for claims incurred utilizing our prior experience and information provided by our third-party administrators and insurance carriers.

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

Under hedge accounting, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. The process includes designating derivative instruments as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess both at inception and on a quarterly basis thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be highly effective, deferred gains or losses are recorded in the Consolidated Statements of Operations.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in “Other current” or “Sundry” assets or “Other current” or “Other long-term” liabilities.

On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:

Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability or anticipated transaction is designated as a cash flow hedge. The effective portion of the change in fair value of a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in other comprehensive income is reported on the same line of the Consolidated Statements of Operations as the hedged item to match the gain or loss on the derivative to the gain or loss on the hedged item. Any ineffective portion of the changes in the fair value of the cash flow hedge is immediately reported in the Consolidated Statements of Operations on the same line as the hedged item. Cash flow hedges are presented as operating cash flows when the contracts are settled.

Fair Value Hedge—The hedge of a recognized asset or liability or an unrecognized firm commitment is designated as a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the Consolidated Statements of Operations on the same line as the hedged item. Fair value hedges are presented as operating cash flows when the contracts are settled.

Net Investment Hedge—The hedge of a net investment in a foreign operation is designated as a net investment hedge. The effective portion of the change in the fair value of derivatives, based upon spot rates, used as a net investment hedge of a foreign operation is recorded in other comprehensive income on the Consolidated Statements of Changes in Equity. Any ineffective portion of the change in the fair value of an instrument designated as a net investment hedge is recorded as “Other (income) expense, net” in the Consolidated Statements of Operations. Net investment hedges are presented as investing cash flows when the contracts are settled.

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

NEW ACCOUNTING GUIDANCE: In January 2010, the Financial Accounting Standards Board (FASB) issued amendments designed to improve disclosures about fair value measurements. The amendments require new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and separate disclosure about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The amendments also require clarification of existing disclosures for both recurring and nonrecurring fair value measurements (Level 2 or Level 3). These disclosures were effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 measurements. Those disclosures are effective January 1, 2011. The adoption of this guidance did not have a material impact on our financial statements and is not expected to have a material impact on future financial statements.

In July 2010, the FASB issued disclosure requirements regarding credit risk exposures and allowance for credit losses. Required additional disclosures are included in Note H and did not have a material impact on our financial statements.

The FASB has issued other accounting guidance effective for future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our future financial statements.

B—Discontinued Operations and Assets Held for Sale

Exit activities associated with an extensive review of our business portfolio in 2007 (referred to as the 2007 Strategic Plan, which included the divestiture of several operations, the pruning of some business and the closure of certain underperforming plants) were substantially complete by the end of 2008. However, a small amount of subsequent activity directly related to these divestitures continued into 2009 and 2010, including the 2009 write-down of a promissory note received in connection with the 2008 Aluminum Products segment divestiture as discussed below. All other activity is reported within earnings from discontinued operations unless otherwise noted. Segments in which these operations were previously reported are detailed in the table below.

Divestitures completed during the years presented are as follows:

2010

•	Storage Products unit—No significant gains or losses were realized on the sale of this unit.

2009

•	Coated Fabrics unit—No significant gains or losses were realized on the sale of this unit.

2008

•	Fibers unit—The sale of this unit resulted in a pre-tax loss of $8.6 ($7.8 loss net of tax).

•

Aluminum Products segment—This segment was sold for $300.0 in cash, a $25.0 subordinated promissory note (fair value of $14.1), and shares of preferred stock (no book value, with face value not to exceed $25.0, dependent upon future performance of the divested business). The sale of this business resulted in a pre-tax gain of $7.6 ($16.0 gain after taxes).

In 2009, we learned that this business needed a capital infusion due to deterioration in business conditions and determined that the collectability of the promissory note was not reasonably assured. We recorded a $10.6 non-cash reduction in the value of the promissory note that is reported in “Other expense (income), net” on the Statements of Operations. On June 30, 2009, we surrendered the promissory note, and in exchange, received $15.0 face amount (fair value of $3.5) of redeemable preferred stock. The fair value estimate incorporated various inputs related to the aluminum operations including: historical financial information, assumptions about future revenue, earnings, and cash flows and earnings ratios for comparable publicly-traded companies with similar characteristics. Management believes it was in our best interest to accept the preferred stock in exchange for the promissory note due to the higher likelihood of recovery resulting from the modification to the buyer’s capital structure.

•	Wood Products unit—The sale of this unit resulted in a pre-tax loss of $4.1 ($4.4 loss net of tax).
•	Plastics unit—The sale of this unit resulted in a pre-tax loss of $9.4 ($6.7 loss net of tax).
•	The dealer portion of the Commercial Vehicle Products unit—No significant gains or losses were realized on the sale of this unit.
•	One automotive seating components operation—The sale of this business resulted in a pre-tax loss of $2.5 ($1.7 loss net of tax).

In addition to the divestitures discussed above, we also sold our Prime Foam Products Unit in 2007. Results from discontinued operations and activity directly related to these divestitures subsequent to the date of sale for the years ended December 31 were as follows:

	2010	2009	2008
External sales:
Residential Furnishings:
Prime Foam Products Unit	$—	$—	$—
Wood Products Unit	—	—	42.3
Fibers Unit	—	—	77.6
Coated Fabrics Unit	—	12.4	36.0
Commercial Fixturing & Components:
Plastics Unit	—	—	33.4
Storage Products Unit	37.1	54.8	79.5
Aluminum Products Segment	—	—	270.5
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	—	—	45.4
An automotive seating components operation	—	—	3.9

External sales	$37.1	$67.2	$588.6

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	$—	$.1	$(2.5)
Wood Products Unit	—	(.3)	(1.9)
Fibers Unit (1)	—	(.2)	(15.9)
Coated Fabrics Unit (1)	—	(.7)	(7.0)
Commercial Fixturing & Components:
Plastics Unit	—	(.2)	(4.2)
Storage Products Unit (1)	(.5)	.9	(9.1)
Aluminum Products Segment (1)(2)	(.4)	(4.0)	24.7
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit (1)	(.1)	(.4)	(13.0)
An automotive seating components operation	—	—	(3.1)

Loss before interest and income taxes	(1.0)	(4.8)	(32.0)
Interest expense	—	—	(1.0)
Income tax benefit (expense)	.2	(1.3)	14.5

Loss from discontinued operations, net of tax	$(.8)	$(6.1)	$(18.5)

(1)	Goodwill and other impairment charges were recorded to reflect estimates of fair value less costs to sell, as discussed in Note C.
(2)	In 2009 we recorded charges for an environmental issue related to an aluminum property that was sold prior to the divestiture of this business.

Net assets held for sale by segment at December 31 were as follows:

	2010			2009
	Assets	Liabilities	Net Assets	Assets	Liabilities	Net Assets
Residential Furnishings	$8.8	$—	$8.8	$9.4	$—	$9.4
Commercial Fixturing & Components	4.5	—	4.5	23.5	3.2	20.3
Aluminum Products	1.1	—	1.1	1.1	—	1.1
Industrial Materials	2.1	—	2.1	2.1	—	2.1
Specialized Products	8.4	—	8.4	7.5	—	7.5

Net assets held for sale	$24.9	$—	$24.9	$43.6	$3.2	$40.4

These tables include $24.9 and $22.2 of property, plant and equipment held for sale at December 31, 2010 and 2009, respectively, primarily associated with the closings of various operations and prior year restructurings not associated with the 2007 Strategic Plan. These amounts also include land and buildings retained when we divested the Aluminum Products segment. Although market conditions have delayed the sale of these properties, we are fully committed to selling and are actively marketing these assets.

The major classes of assets and liabilities held for sale included in our Consolidated Balance Sheets were as follows:

	2010	2009
Receivables, net	$—	$4.8
Inventories	—	11.4
Other current assets	—	.2

Total current assets held for sale	—	16.4

Property, plant and equipment, net	24.9	27.2

Total assets held for sale	$24.9	$43.6

Accounts payable	$—	$2.3
Accrued expenses	—	.9

Total current liabilities held for sale	—	3.2

Net assets held for sale	$24.9	$40.4

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

2010 and 2009 Goodwill Impairment Reviews

The goodwill impairment reviews performed in June 2010 and 2009 indicated no goodwill impairments, and there were no triggering events in either year that required additional goodwill reviews. Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in these reviews are presented in the tables below. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Reporting units’ fair values in relation to their respective carrying values were:

Percentage of fair value in excess of carrying value	December 31, 2010 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$190.3	5.3% - 7.5%	3%	11.0% - 13.0%
25%+	740.0	2.3% - 8.3%	3%	8.0% - 11.0%

	$930.3	2.3% - 8.3%	3%	8.0% - 13.0%

Percentage of fair value in excess of carrying value	December 31, 2009 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$373.4	4.9% - 9.5%	3%	10.5% - 12.0%
25%+	554.8	2.3% - 8.5%	3%	10.5% - 12.0%

	$928.2	2.3% - 9.5%	3%	10.5% - 12.0%

2008 Goodwill Impairment Reviews

The annual goodwill impairment review performed in June 2008 indicated no goodwill impairments.

The deterioration in the economic and financial climate in the fourth quarter of 2008 and the associated revision to earnings as a result of lower demand was considered a triggering event. An interim goodwill impairment analysis was performed in the fourth quarter 2008 that confirmed fair values exceeded carrying value for all reporting units. Future cash flow assumptions were reduced to reflect lowered sales and production levels for 2009 and 2010, returning to historical levels thereafter. Other significant assumptions used in the 2008 fourth quarter review are presented in the table below.

Percentage of fair value in excess of carrying value	December 31, 2008 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$328.9	1.8% - 5.6%	3%	10.9% - 12.2%
25%+	546.7	2.0% - 4.2%	3%	10.9% - 12.2%

	$875.6	1.8% - 5.6%	3%	10.9% - 12.2%

Businesses Held for Sale

In November 2007, we determined that we would exit certain of our business activities, and adopted a new strategic plan as discussed in Note B. As presented in the table below, asset impairment charges were recorded as updated estimates of fair value less costs to sell for the targeted divestitures became more certain. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers. Deterioration in the economy and credit markets and the impact on available credit for potential buyers in the last half of 2008 were also considerations in our 2008 fair value estimates.

Other Long-Lived Assets

As discussed in Note A, other long-lived assets are tested for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We have recorded various impairments for property, plant and equipment as presented in the table below which did not individually result in a material charge to earnings for the periods presented. An impairment of $9.5 was recognized in 2008 associated with a Latin America supply agreement due to a significant reduction in the expected future cash flows associated with these agreements. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers for fixed assets and discounted cash flows for intangible assets.

The pre-tax impact of impairment charges on continuing and discontinued operations is summarized in the following table. Asset impairments associated with continuing operations are reported on the Statements of Operations in “Impairment of goodwill” and “Other (income) expense, net.” Charges associated with discontinued operations are reported on the Statements of Operations in “Loss from discontinued operations, net of tax.” Of the total impairment charges for the years ended December 31, 2010, 2009 and 2008, $.9, $3.0 and $32.3, respectively, were associated with the 2007 Strategic Plan.

	2010	2009			2008
	Other Long- Lived Asset Impairments	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments
Impairment charges recognized in continuing operations
Residential Furnishings	$.1	$—	$.6	$.6	$—	$10.0	$10.0
Commercial Fixturing & Components:
Fixture & Display Group	.2	—	.6	.6	—	2.2	2.2
Industrial Materials	.1	—	.3	.3	—	.6	.6
Specialized Products	1.1	—	1.0	1.0	—	.5	.5

Total impairment charges recognized in continuing operations	$1.5	$—	$2.5	$2.5	$—	$13.3	$13.3

Impairment charges recognized in discontinued operations
Residential Furnishings:
Coated Fabrics Unit	$—	$—	$—	$—	$4.1	$—	$4.1
Fibers Unit	—	—	—	—	11.0	—	11.0
Commercial Fixturing & Components:
Storage Products Unit	.9	3.0	—	3.0	10.5	.3	10.8
Aluminum Products Segment	—	—	.3	.3	—	—	—
Specialized Products:
Dealer portion of the Commercial Vehicle Products Unit	—	—	—	—	—	5.6	5.6

Total impairment charges recognized in discontinued operations	$.9	$3.0	$.3	$3.3	$25.6	$5.9	$31.5

Total impairment charges	$2.4	$3.0	$2.8	$5.8	$25.6	$19.2	$44.8

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

	Year ended December 31
	2010	2009	2008
Continuing Operations
Charged to other (income) expense, net:
Severance and other restructuring costs	$6.9	$8.7	$17.9
(Gain) loss from sale of assets	(2.2)	.3	(10.4)

	4.7	9.0	7.5

Charged to cost of goods sold:
Inventory obsolescence and other	.6	.5	11.8

	.6	.5	11.8

Discontinued Operations (reported on the Statements of Operations in “Loss from discontinued operations, net of tax”)
Severance and other restructuring costs	.2	.1	3.0
Loss from sale of assets	.5	.4	16.5

	.7	.5	19.5

Total restructuring and other special charges	$6.0	$10.0	$38.8

2007 Strategic Plan

As discussed in Note B, in November 2007, we adopted a strategic plan which included the exit of certain businesses. These exit activities were substantially complete by the end of 2008.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	Restructuring Charges 2010	(Gain)/ Loss on Sale of Assets 2010	Total Amount Incurred in 2010	Total Amount Incurred in 2009	Total Amount Incurred in 2008	Total Amount Incurred in 2007	Total Amount Incurred To Date
Continuing Operations
Residential Furnishings	$—	$—	$—	$—	$.5	$—	$.5
Commercial Fixturing & Components	.3	—	.3	1.0	1.9	4.5	7.7

Total Continuing Operations	.3	—	.3	1.0	2.4	4.5	8.2
Discontinued Operations
Residential Furnishings	—	—	—	.3	12.7	5.7	18.7
Commercial Fixturing & Components	.2	.5	.7	.1	9.4	—	10.2
Aluminum Segment	—	—	—	—	(7.6)	—	(7.6)
Specialized Products	—	—	—	.1	3.0	.5	3.6

Total Discontinued Operations	.2	.5	.7	.5	17.5	6.2	24.9

Total	$.5	$.5	$1.0	$1.5	$19.9	$10.7	$33.1

Restructuring charges are reported on the Statements of Operations in “Other (income) expense, net.” Inventory obsolescence associated with continuing operations are reported in “Cost of goods sold” and are presented in the table below. Charges associated with discontinued operations are reported on the Statements of Operations in “Loss from discontinued operations, net of tax.”

	2010	2009	2008
Continuing Operations
Employee termination costs	$—	$.2	$1.0
Contract termination costs	—	—	.3
Other	.3	.8	1.8
Inventory obsolescence	—	—	1.9
Gain on sale of assets	—	—	(2.6)

Total Continuing Operations	.3	1.0	2.4

Discontinued Operations
Employee termination costs	—	—	.6
Other exit costs (1)	.2	.1	.4
Loss from sale of asset	.5	.4	16.5

Total Discontinued Operations	.7	.5	17.5

Total	$1.0	$1.5	$19.9

Portion of total that represents cash charges	$0.5	$1.1	$4.1

(1)	Primarily plant closure and asset relocation.

The accrued liability associated with the 2007 Strategic Plan consisted of the following:

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at December 31, 2010
Termination benefits	$.2	$.2	$.4	$—	$—	$—	$—
Other restructuring costs	.3	.9	.9	.3	.5	.7	.1

	$.5	$1.1	$1.3	$.3	$.5	$.7	$.1

Other Initiatives

Apart from the 2007 Strategic Plan, we have implemented various cost reduction initiatives over the last three years to improve our operating cost structures. None of these actions has individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on our financial statements:

	Year ended December 31
	2010	2009	2008
Continuing Operations
Charged to other (income) expense, net:
Severance and other restructuring costs	$6.6	$7.7	$14.8
(Gain) loss from sale of assets	(2.2)	.3	(7.8)

	4.4	8.0	7.0

Charged to cost of goods sold:
Inventory obsolescence and other	.6	.5	9.9

	.6	.5	9.9

Discontinued Operations
Severance and other restructuring costs	—	—	2.0

	—	—	2.0

Total of Other Initiatives	$5.0	$8.5	$18.9

Portion of total that represents cash charges	$6.6	$7.7	$16.8

For the years ended 2010, 2009, and 2008, respectively, restructuring and restructuring-related charges (income) associated with continuing operations by segment were as follows:

	Year ended December 31
	2010	2009	2008
Continuing Operations
Residential Furnishings	$1.2	$2.9	$4.4
Commercial Fixturing & Components	5.4	4.0	6.9
Industrial Materials	(1.5)	.1	.4
Specialized Products	(.1)	1.5	5.2

Total	$5.0	$8.5	$16.9

The accrued liability associated with Other Initiatives consisted of the following:

	Balance at December 31, 2008	2009 Charges	2009 Payments	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at December 31, 2010
Termination benefits	$2.1	$3.8	$4.6	$1.3	$2.2	$2.9	$.6
Contract termination costs	3.1	.3	2.9	.5	1.4	1.2	.7
Other restructuring costs	1.8	3.6	4.9	.5	3.0	2.6	.9

	$7.0	$7.7	$12.4	$2.3	$6.6	$6.7	$2.2

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products	Total
Gross goodwill as of January 1, 2009	$370.9	$325.2	$68.2	$253.9	$1,018.2
Accumulated impairment losses as of January 1, 2009	—	(142.6)	—	—	(142.6)

Net goodwill as of January 1, 2009	370.9	182.6	68.2	253.9	875.6
Additions for current year acquisitions	—	—	.4	—	.4
Adjustments to prior year acquisitions	.2	7.6	—	2.0	9.8
Goodwill written off related to sale of business	—	—	—	—	—
Foreign currency translation adjustment/other	15.1	7.8	.2	19.3	42.4

Net 2009 activity	15.3	15.4	.6	21.3	52.6
Gross goodwill as of December 31, 2009	386.2	340.6	68.8	275.2	1,070.8
Accumulated impairment losses as of December 31, 2009	—	(142.6)	—	—	(142.6)

Net goodwill as of December 31, 2009	386.2	198.0	68.8	275.2	928.2
Additions for current year acquisitions	—	—	—	.7	.7
Adjustments to prior year acquisitions	—	—	—	—	—
Goodwill written off related to sale of business	—	—	(1.2)	—	(1.2)
Foreign currency translation adjustment/other	1.0	2.9	(.1)	(1.2)	2.6

Net 2010 activity	1.0	2.9	(1.3)	(.5)	2.1
Gross goodwill as of December 31, 2010	387.2	343.5	67.5	274.7	1,072.9
Accumulated impairment losses as of December 31, 2010	—	(142.6)	—	—	(142.6)

Net goodwill as of December 31, 2010	$387.2	$200.9	$67.5	$274.7	$930.3

Goodwill impairment charges are outlined in Note C.

Intangible assets purchased during the periods presented included in “Other intangibles” on the Consolidated Balance Sheets are as follows:

	Year ended December 31
	2010		2009
	Gross Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Weighted Average Amortization Period in Years
Non-compete agreements	$.2	4.0	$—	—
Patents and trademarks	1.5	19.5	1.4	19.2
Supply agreements, deferred financing and other costs	.7	6.4	3.2	5.2

	$2.4	14.4	$4.6	9.4

Additions to intangibles related to business acquisitions included in above totals	$.2		$0

The gross carrying amount and accumulated amortization by major amortized intangible asset class are as follows:

	Year ended December 31
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$20.9	$13.8	$27.8	$18.0
Customer related intangibles	151.6	51.0	151.0	40.1
Patents and trademarks	58.4	25.8	59.5	23.9
Supply agreements, deferred financing and other costs	29.2	17.2	31.0	16.2

	$260.1	$107.8	$269.3	$98.2

Estimated amortization expense for continuing operations in each of the next five years is as follows:

Year ended December 31
2011	$19.0
2012	17.8
2013	16.3
2014	14.6
2015	13.3

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

A summary of segment results for the periods presented are shown in the following tables.

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT From Continuing Operations
2010
Residential Furnishings	$1,739.3	$7.5	$1,746.8	$159.7
Commercial Fixturing & Components	530.7	4.1	534.8	23.1
Industrial Materials	498.0	227.2	725.2	55.2
Specialized Products	591.1	38.2	629.3	66.2
Intersegment eliminations				(1.2)
Adjustment to LIFO method				(15.0)

	$3,359.1	$277.0	$3,636.1	$288.0

2009
Residential Furnishings	$1,684.8	$8.4	$1,693.2	$90.3
Commercial Fixturing & Components	487.1	4.3	491.4	7.6
Industrial Materials	437.6	209.2	646.8	60.3
Specialized Products	445.6	55.3	500.9	17.3
Write-down of aluminum divestiture note				(10.6)
Intersegment eliminations				(1.4)
Adjustment to LIFO method				66.8

	$3,055.1	$277.2	$3,332.3	$230.3

2008
Residential Furnishings	$2,102.3	$17.5	$2,119.8	$150.7
Commercial Fixturing & Components	696.9	14.4	711.3	14.4
Industrial Materials	658.2	308.0	966.2	95.5
Specialized Products	618.7	63.0	681.7	44.7
Intersegment eliminations				(11.1)
Adjustment to LIFO method				(61.9)

	$4,076.1	$402.9	$4,479.0	$232.3

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

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2010
Residential Furnishings	$645.3	$24.9	$—	$55.8
Commercial Fixturing & Components	185.2	3.0	—	13.1
Industrial Materials	211.6	12.9	—	16.8
Specialized Products	207.9	19.0	.9	29.4
Average current liabilities included in segment numbers above	381.1	—	—	—
Assets held for sale	24.9	—	—	—
Unallocated assets*	1,423.7	7.9	—	7.7
Difference between average assets and year-end balance sheet	(78.7)	—	—	—

	$3,001.0	$67.7	$.9	$122.8

2009
Residential Furnishings	$692.1	$38.6	$.2	$58.8
Commercial Fixturing & Components	213.5	3.8	—	14.1
Industrial Materials	237.2	15.4	.7	17.4
Specialized Products	213.0	21.9	—	28.8
Average current liabilities included in segment numbers above	339.9	—	—	—
Assets held for sale	43.6	—	—	.1
Unallocated assets*	1,436.1	3.3	—	11.1
Difference between average assets and year-end balance sheet	(114.2)	—	—	—

	$3,061.2	$83.0	$.9	$130.3

2008
Residential Furnishings	$801.9	$66.3	$4.5	$61.4
Commercial Fixturing & Components	301.5	11.0	3.2	17.0
Industrial Materials	306.1	11.5	.1	17.2
Specialized Products	265.0	14.4	—	32.5
Average current liabilities included in segment numbers above	348.1	—	—	—
Assets held for sale	61.2	6.5	—	.2
Unallocated assets*	1,310.3	8.6	—	12.1
Difference between average assets and year-end balance sheet	(232.2)	—	—	—

	$3,161.9	$118.3	$7.8	$140.4

*	Primarily goodwill, other intangibles, cash and long-term notes receivable.

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2010	2009	2008
Residential Furnishings
Bedding group	$638.6	$635.1	$774.1
Furniture group	596.8	549.6	671.4
Fabric & carpet underlay group	503.9	500.1	656.8

	1,739.3	1,684.8	2,102.3
Commercial Fixturing & Components
Fixture & display group	360.2	342.4	477.7
Office furniture components group	170.5	144.7	219.2

	530.7	487.1	696.9
Industrial Materials
Wire group	418.4	374.3	555.8
Tubing group	79.6	63.3	102.4

	498.0	437.6	658.2
Specialized Products
Automotive group	368.9	255.5	339.0
Commercial vehicle products group	112.5	105.1	150.6
Machinery group	109.7	85.0	129.1

	591.1	445.6	618.7

	$3,359.1	$3,055.1	$4,076.1

Our operations outside of the United States are principally in China, Europe, Canada and Mexico. The geographic information that follows is based on the area of manufacture.

	Year Ended December 31
	2010	2009	2008
External sales
United States	$2,426.7	$2,289.1	$3,025.4
China	323.5	233.1	267.2
Europe	302.3	278.1	409.0
Canada	200.6	170.1	247.4
Mexico	47.7	41.8	75.7
Other	58.3	42.9	51.4

	$3,359.1	$3,055.1	$4,076.1

Tangible long-lived assets
United States	$423.6	$451.9	$475.3
China	36.2	38.8	42.3
Europe	109.1	113.7	97.4
Canada	25.3	33.3	35.5
Mexico	15.7	16.7	19.5
Other	14.3	14.2	11.4

	$624.2	$668.6	$681.4

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
	2010	2009	2008
Earnings from continuing operations	$183.6	$121.1	$127.5
(Earnings) attributable to noncontrolling interest, net of tax	(6.2)	(3.2)	(4.6)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	177.4	117.9	122.9
Loss from discontinued operations, net of tax	(.8)	(6.1)	(18.5)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$176.6	$111.8	$104.4

Weighted average number of common shares used in basic EPS	151,225,065	159,331,228	167,952,381
Additional dilutive shares principally from the assumed exercise of outstanding stock options	2,043,120	633,395	233,949

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	153,268,185	159,964,623	168,186,330

Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.17	$.74	$.73
Discontinued operations	—	(.04)	(.11)

Basic EPS attributable to Leggett & Platt common shareholders	$1.17	$.70	$.62

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.16	$.74	$.73
Discontinued operations	(.01)	(.04)	(.11)

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.15	$.70	$.62

Shares issuable under employee and non-employee stock options	11.8	12.6	13.8
Anti-dilutive shares excluded from diluted EPS computation	2.1	3.8	10.8

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2010		2009
	Current	Long-term	Current	Long-term
Trade accounts receivable	$438.3	$—	$430.3	$—
Customer-related and other notes	7.7	4.3	7.2	6.6
Notes received as partial payment for divestitures	8.0	11.1	.3	12.9
Income tax receivables	25.2	—	18.2	—
Other receivables	21.8	—	35.6	—

Total accounts and other receivables	501.0	15.4	491.6	19.5

Allowance for doubtful accounts:
Net trade accounts receivable	(22.0)	—	(22.1)	—
Customer-related and other notes	(.1)	(1.1)	—	(1.3)

Total allowance for doubtful accounts	(22.1)	(1.1)	(22.1)	(1.3)

Total net receivables	$478.9	$14.3	$469.5	$18.2

Notes are evaluated individually for impairment, and at December 31, 2010 and 2009 we had no significant impaired notes. There were no past due amounts related to notes received as partial payment for divestitures. Past due amounts for other notes were less than $3.0 at December 31, 2010, of which approximately $1.0 had been placed on non-accrual status.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2008	2009 Charges	2009 Charge-offs, net of recoveries	Balance at December 31, 2009	2010 Charges	2010 Charge-offs, net of recoveries	Balance at December 31, 2010
Net trade accounts receivable	$26.6	$7.6	$12.1	$22.1	$6.5	$6.6	$22.0
Customer-related and other notes	11.2	11.3	21.2	1.3	.4	.5	1.2
Notes received as partial payment for divestitures*	—	10.6	10.6	—	—	—	—

	$37.8	$29.5	$43.9	$23.4	$6.9	$7.1	$23.2

*	As discussed in Note B, we recorded a $10.6 bad debt expense related to the Aluminum divestiture note write-down that occurred when we learned in 2009 that the Aluminum operation divested in July 2008 needed a capital infusion from the buyer due to deterioration in business conditions. This led to a reduction in the value of the note we accepted as partial payment for the divestiture.

I—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other long-term liabilities at December 31 consisted of the following:

	2010	2009
Sundry assets
Notes receivable, net of allowance	$14.3	$18.2
Deferred tax assets	10.7	14.2
Pension plan assets	1.8	3.1
Other	23.4	17.0

	$50.2	$52.5

Accrued expenses
Workers’ compensation, medical, auto and product liability	$61.3	$80.0
Wages and commissions payable	52.2	48.2
Sales promotions	21.9	24.9
General taxes, excluding income taxes	12.6	12.8
Accrued interest	10.5	10.5
Other	51.0	53.3

	$209.5	$229.7

Other current liabilities
Dividends payable	$39.7	$38.7
Outstanding checks in excess of book balances	18.4	25.6
Other	26.8	28.4

	$84.9	$92.7

Other long-term liabilities
Liability for pension benefits	$54.7	$39.6
Reserves for tax contingencies	42.6	44.5
Deferred compensation (interest-bearing cash deferrals)	17.3	17.9
Other	7.3	10.3

	$121.9	$112.3

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2010			2009
	Interest rate	Due date through	Balance	Interest rate	Due date through	Balance
Term notes	4.7%	2018	$728.1	4.7%	2018	$727.8
Industrial development bonds, principally variable interest rates	.6%	2030	20.9	.5%	2030	31.0
Commercial paper			—	.2%	2012	25.0
Capitalized leases			5.1			4.4
Other, partially secured			10.3			11.2

			764.4			799.4
Less current maturities			2.2			10.1

			$762.2			$789.3

Capitalized leases consist primarily of machinery, vehicle and office equipment leases.

Short Term Borrowings

We can raise cash by issuing up to $600 of commercial paper through a program backed by our $600 credit agreement with a syndicate of 14 lenders that terminates April 30, 2012. Based on the information currently available to us, we believe the participating banks continue to have the ability to meet their obligations under the agreement. The credit agreement allows us to issue letters of credit up to $250. When we issue these letters of credit, our capacity under the agreement and, consequently, our ability to issue commercial paper is reduced by a corresponding amount. Amounts outstanding at year-end related to our commercial paper program were:

	December 31, 2010	December 31, 2009
Total program authorized	$600.0	$600.0
Less: commercial paper outstanding (classified as long-term debt)	—	(25.0)
Letters of credit issued under the credit agreement	(77.9)	(84.0)

Total program usage	(77.9)	(109.0)

Total program available	$522.1	$491.0

Under the syndicated agreement, depending on the prior notice period, we may elect to borrow based on the greater of:

•	The agent bank’s primary lending rate, or the weighted average rate on overnight Federal funds transactions, plus 1/2 of 1%;

•	The rate published in Moneyline Telerate (for the available currency and interest period chosen for the loan by the company) plus a fixed spread percentage;

•	A competitive variable or set rate, or

•	For short-term administrative convenience, the weighted average rate on overnight Federal funds transactions, plus 3/4 of 1%.

The revolving credit agreement and certain other long-term debt contain restrictive covenants which, among other things, limit:

•	The amount of total indebtedness to 60% of our total capitalization (each as defined in the revolving credit agreement);

•	The amount of total secured debt to 15% of our total consolidated assets, and

•	The amount of assets sold, transferred or disposed of in any trailing four quarter period to 20% of total consolidated assets.

We remained well within the compliance guidelines for all such covenants during the years ended December 31, 2010 and 2009.

Maturities of long-term debt are as follows:

Year ended December 31
2011	$2.2
2012	2.1
2013	201.7
2014	181.7
2015	200.5
Thereafter	176.2

$764.4

K—Lease Obligations

We lease certain operating facilities, most of our automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense for the periods presented was as follows:

	2010	2009	2008
Continuing Operations	$44.6	$47.5	$56.9
Discontinued operations	1.6	3.3	7.7

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2011	$34.0
2012	25.6
2013	18.2
2014	14.2
2015	11.5
Thereafter	13.9

$117.4

The above lease obligations expire at various dates through 2017. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

L—Stock-Based Compensation

We use various forms of share-based compensation which are summarized below. One stock unit is equivalent to one common share for accounting and earnings per share purposes. Shares are issued from treasury for our stock plans’ activity.

Stock options and stock units are granted pursuant to our Flexible Stock Plan. At December 31, 2010, the following shares were authorized for issuance under the Flexible Stock Plan:

Common Shares
Unexercised options	11,769,982
Outstanding stock units—vested	3,562,900
Outstanding stock units—unvested	2,573,322
Available for grant	4,677,815

Authorized for issuance at December 31, 2010	22,584,019

The following table recaps the impact of stock-based compensation on the results of operations (including discontinued operations) for each of the years ended December 31:

	2010	2009	2008
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$4.6	$5.2	$7.0
Stock-based retirement plans contributions (2)	5.4	5.7	6.7
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	.9	1.2	1.3
Stock-based retirement plans (2)	1.8	1.7	1.8
Discount Stock Plan (5)	.9	.9	1.4
Performance Stock Unit Awards (3)	7.6	5.5	2.6
Restricted Stock Unit Awards (4)	1.5	2.4	—
Other, primarily non-employee directors restricted stock	1.5	.8	.8

Total stock-based compensation expense	24.2	23.4	21.6
Employee contributions for above stock plans	13.4	14.6	20.0

Total stock-based compensation	$37.6	$38.0	$41.6

Recognized tax benefits on stock-based compensation expense	$9.2	$8.9	$8.2

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional contributed capital. When the current tax deduction for an exercised stock option or converted stock unit is less than the deferred tax asset recorded in regard to the compensation cost that has been recognized in income, a tax “shortfall” is created. To the extent we have accumulated tax “windfalls” the shortfall is recognized on the balance sheet as a reduction of additional contributed capital. Net windfall is presented below:

	Balance at December 31, 2009	Net windfall resulting from exercises and conversions	Tax benefit discussed in Note N	Balance at December 31, 2010
Accumulated tax windfall in additional contributed capital	$22.7	$2.0	$.1	$24.8

(1) Stock Option Grants

We have granted stock options in several areas as follows:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

Options granted to a broad group of employees on a discretionary basis

We grant stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. Options have a maximum term of ten years and the exercise prices are equal to Leggett’s closing stock price on the grant date.

Grant date fair values are calculated using the Black-Scholes option pricing model and will be amortized by the straight-line method over the options’ total vesting period except for employees who terminate due to retirement. A “retirement” termination occurs if the employee is age 65, or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for 3 years and 6 months after termination of employment. Therefore, the expense for these options is accelerated when the employee is retirement eligible.

Officers and directors receive stock option awards. Other employees participate in option choice programs.

In connection with the January 2010 grant, we gave most participants the choice to receive stock options or to receive a cash payment in lieu of options. The value of the cash alternative (paid in the first quarter) was equal to approximately one-half of the Black Scholes value of the option grant the employee would have otherwise received.

In January 2011, we offered two different option choice programs. One group of employees was offered the same option/cash choice as in 2010, with the cash alternative being equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, were offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for every one offered. The stock units vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.

Deferred Compensation Program

We offer a Deferred Compensation Program under which key managers and outside directors may elect to receive stock options, stock units or interest-bearing cash deferrals in lieu of cash compensation:

•

Stock options under this program are granted on the last business day of the year prior to the year the compensation is earned. The number of options granted equals the deferred compensation times five, divided by the stock’s market price on the date of grant. The option has a 10-year term. It vests as the associated compensation is earned and becomes exercisable beginning 15 months after the grant date. Stock is issued when the option is exercised.

•

Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock on the acquisition date and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on our common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. Beginning in 2010, stock units may be settled in cash at the discretion of the Company. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years.

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet and are disclosed in Note I.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2010 was:	$.7	$3.6	$.8

STOCK OPTIONS SUMMARY

Stock option information for the plans discussed above (including discontinued operations) for the periods presented is as follows:

	Employee Stock Options	Deferred Compensation Options	Other Options*	Total Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	9,673,488	2,746,535	154,375	12,574,538	$19.87
Granted	1,140,110	117,481		1,257,591	20.05
Exercised **	(1,286,495)	(267,528)	(29,623)	(1,583,646)	16.90
Expired	(408,528)			(408,528)	24.25
Forfeited	(69,793)			(69,793)	17.74

Outstanding at December 31, 2010	9,048,742	2,596,488	124,752	11,769,982	$20.15	5.8	$39.3

Vested or expected to vest at December 31, 2010				11,667,666	$20.17	5.7	$38.8

Exercisable (vested) at December 31, 2010				8,830,791	$20.92	4.9	$24.9

*	Primarily outside directors’ options
**	Prior to 2005, we granted options with a below market exercise price under the terms of our Deferred Compensation Program. During 2010, 236,905 options were exercised at a below market exercise price, and 464,088 of these options remain outstanding at December 31, 2010. In 2005, we amended the Program to provide only “at market” stock options

Additional information related to stock option activity for the periods presented is as follows:

	Year ended December 31
	2010	2009	2008
Total intrinsic value of stock options exercised	$9.3	$21.5	$7.4
Cash received from stock options exercised	23.7	3.4	4.8
Total fair value of stock options vested	5.5	7.3	7.2
Cash payments to employees elected in lieu of options	.6	—	—

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year ended December 31
	2010	2009	2008
Aggregate grant date fair value	$5.1	$4.4	$4.8
Weighted-average per share grant date fair value	$4.09	$2.27	$2.43
Risk-free interest rate	3.1%	1.9%	3.3%
Expected life in years	6.9	6.7	6.6
Expected volatility (over expected life)	33.2%	31.4%	27.3%
Expected dividend yield (over expected life)	5.2%	6.4%	6.0%

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

•

Participants in the ESUP may contribute up to 10% (depending upon salary level) of their compensation above the same threshold applicable to the SBP. We immediately match 50% of the employee contributions. Contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price on the acquisition date. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program. Beginning in 2010, units from the ESUP may be settled in cash at the discretion of the Company. The ESUP offered no diversification opportunity for contributions through December 31, 2010.

Beginning April 1, 2011, participant contributions will be credited to a diversified investment account established for the participant and we will make premium contributions to the diversified investment accounts equal to 17.65% of the participant’s contribution. A participant’s diversified investment account balance will be adjusted to mirror the investment experience, whether positive or negative, of the diversified investments selected by the participant. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units in these accounts. The diversified investment accounts will consist of various mutual funds and retirement target funds and will be settled in cash. Company matching contributions will be in the form of stock units.

Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from Leggett.

Information for the year ended December 31 for these plans was as follows:

2010
Employee contributions for SBP and ESUP	$7.1
Less diversified election	(.6)

Total stock election employee contributions	$6.5

Shares purchased by employees in the SBP	117,117

Shares of SBP company match	110,755

Details regarding stock unit activity for the ESUP plan are reflected in the stock units summary table below.

(3) Performance Stock Unit Awards

We also grant Performance Stock Unit (PSU) awards in the first quarter of each year to selected officers and other key managers. These awards contain the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•

A market condition—Awards are based on our Total Shareholder Return [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price] as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 320 companies). Participants will earn from 0% to 175% of the base award depending upon how our Total Shareholder Return ranks within the peer group at the end of the 3-year performance period.

Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the comparator companies and are based upon assumptions similar to those used for stock options. Grant date fair values are amortized using the straight-line method over the three-year vesting period.

Beginning with the 2010 award that will be settled in 2013, thirty-five percent (35%) of the award will be paid out in cash. This portion is recorded as a $1.1 liability on the December 31, 2010 balance sheet and is adjusted to fair value at each reporting period. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash.

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	2010	2009	2008
Total shares base award	289,888	584,650	516,525
Grant date per share fair value	$21.96	$15.76	$15.95

(4) Restricted Stock Unit Awards

RSU awards are generally granted as follows:

•	On a discretionary basis to selected managers

•	To selected executive officers in connection with employment agreements

•	As compensation for outside directors, who have a choice to receive RSU’s or restricted stock

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period. As discussed above, beginning in 2011 selected employees can elect to receive RSU’s in lieu of option awards.

STOCK UNITS SUMMARY

Stock unit information for the plans discussed above for the periods presented is as follows:

	DSU	ESUP	PSU*	RSU	Other	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Nonvested at January 1, 2010	—	55,827	1,876,054	276,942	—	2,208,823	$9.81
Granted based on current service	233,453	586,303	—	20,754	13,265	853,775	19.30
Granted based on future conditions	—	—	507,292	—	—	507,292	12.55
Vested	(233,453)	(604,755)	—	(104,770)	(13,265)	(956,243)	17.84
Forfeited	—	(3,255)	(35,571)	(1,500)	—	(40,326)	10.02

Nonvested at December 31, 2010	—	34,120	2,347,775	191,426	—	2,573,321	$10.51	$58.6

Fully vested stock units outstanding						3,562,900		$81.1

*	PSU awards are presented at 175% (i.e. maximum) payout

	Year ended December 31
	2010	2009	2008
Total intrinsic value of stock units converted to common stock	$7.1	$1.1	$1.0

STOCK-BASED COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2010, the unrecognized cost of non-vested stock options and units was as follows:

	Options	Units
Unrecognized cost of non-vested stock	$3.3	$8.7
Weighted-average remaining contractual life in years	1.0	.9

(5) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2010 purchase price per share (net of discount)	$17.78
2010 number of shares purchased by employees	279,115

Shares purchased since inception in 1982	21,639,137
Maximum shares under the plan	23,000,000

M—Employee Benefit Plans

The accompanying balance sheets reflect an asset or liability for the funded status of our domestic and foreign defined benefit pension plans. Our most significant plans are in the U.S. and represent 88% of our pension benefit obligation in each of the periods presented.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2010	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of period	$234.5	$226.7	$239.4
Service cost	2.2	2.3	2.2
Interest cost	13.5	13.5	13.1
Plan participants’ contributions	.5	.6	.8
Actuarial losses	28.5	7.2	3.7
Benefits paid	(14.7)	(18.4)	(19.0)
Foreign currency exchange rate changes	(.9)	2.6	(9.1)
Divestitures	—	—	(4.4)

Benefit obligation, end of period	263.6	234.5	226.7
Change in Plan Assets
Fair value of plan assets, beginning of period	197.4	197.6	263.0
Actual return (loss) on plan assets	25.4	13.1	(35.7)
Employer contributions	2.2	2.9	1.3
Plan participants’ contributions	.5	.6	.8
Benefits paid	(14.7)	(18.4)	(19.0)
Divestitures	—	—	(4.6)
Foreign currency exchange rate changes	(.5)	1.6	(8.2)

Fair value of plan assets, end of period	210.3	197.4	197.6

Plan Assets Under Benefit Obligations	$(53.3)	$(37.1)	$(29.1)

Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$1.8	$3.1	$.5
Other current liabilities	(.4)	(.6)	(.5)
Other long-term liabilities	(54.7)	(39.6)	(29.1)

Total net funded status	$(53.3)	$(37.1)	$(29.1)

Accumulated and projected benefit obligation information at December 31 is recapped below:

	2010	2009	2008
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$212.2	$197.7	$191.6
Accumulated benefit obligation	211.9	195.9	189.4
Fair value of plan assets	157.4	160.8	162.3
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	215.7	197.7	194.2
Fair value of plan assets	160.7	160.8	164.4
Accumulated benefit obligation for all defined benefit plans	$261.1	$230.8	$222.2

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and the subsidiary owns insurance policies for the participants that are not included in the plan’s assets with cash surrender values at December 31 as follows:

	2010	2009	2008
Cash surrender values	$2.5	$2.4	$2.3

Comprehensive Income

Following are the amounts included in accumulated other comprehensive income (net of tax) as of December 31 for the periods presented that had not yet been recognized as a component of net periodic pension cost:

	2010	2009
Net loss (before tax)	$79.3	$66.4
Net prior service cost (before tax)	1.2	1.4
Deferred income taxes	(29.8)	(25.3)

	$50.7	$42.5

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the year ended December 31, 2010:

Net actuarial loss	$16.0
Amortization of net actuarial loss	(3.1)
Amortization of prior service cost	(.2)
Deferred income taxes	(4.5)

$8.2

Of the amounts in accumulated other comprehensive income as of December 31, 2010, the portions expected to be recognized as components of net periodic pension cost in 2011 are as follows:

Net loss	$3.9
Net prior service cost	.3

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2010	2009	2008
Service cost	$(2.2)	$(2.3)	$(2.2)
Interest cost	(13.5)	(13.5)	(13.1)
Expected return on plan assets	13.0	12.9	19.1
Settlement loss	—	—	(1.3)
Amortization of prior service cost	(.2)	(.2)	(.2)
Recognized net actuarial loss	(3.2)	(4.1)	(.1)

Net pension (expense) income	$(6.1)	$(7.2)	$2.2

Weighted Average Assumptions:
Discount rate used in net pension costs	5.9%	6.0%	6.0%
Discount rate used in benefit obligation	5.2%	5.9%	6.0%
Expected return on plan assets	6.8%	6.9%	7.9%
Rate of compensation increase	4.0%	4.0%	4.1%

Assumptions used for U.S. and international plans were not significantly different.

We use the average of the Citigroup Pension Discount Curve rate and Merrill Lynch AA-AAA 10-year Bond Index rate to determine the discount rate used for our significant pension plans (rounded to the nearest 25 basis points). The Citigroup Pension Discount Curve rate is a calculated rate using yearly spot rates matched against expected future benefit payments. The Merrill Lynch Index rate is based on the weighted average yield of a portfolio of high grade Corporate Bonds with an average duration approximating the plans’ projected benefit payments, adjusted for any callable bonds included in the portfolio. The table below presents the discount rate used for the benefit obligation for our most significant pension plans. The discount rates used for our other, primarily foreign, plans are based on rates appropriate for the respective country and the plan obligations.

	2010	2009	2008
Benefit obligation discount rate for our most significant plans	5.15%	5.75%	6.0%

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

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year ended December 31, 2010				Year ended December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual and pooled funds
Fixed income	$80.1	$—	$—	$80.1	$90.9	$—	$—	$90.9
Equities	85.7	—	—	85.7	59.4	—	—	59.4
Common stock	37.3	—	—	37.3	31.0	—	—	31.0
Money market funds, cash and other	7.2	—	—	7.2	15.9	.2	—	16.1

Total investments at fair value	$210.3	$—	$—	$210.3	$197.2	$.2	$—	$197.4

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2010	2009	2008
Asset Category
Equity securities	59%	46%	43%
Debt securities	38	46	54
Other, including cash	3	8	3

Total	100%	100%	100%

Our investment policy and strategies are established with a long-term view in mind. We strive for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value due to the devaluation of any single investment. In determining the appropriate asset mix, our financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. Approximately 60% of our significant plans (the “frozen” plans) are employing a Liability Driven Investment strategy and have a target allocation of 60% bonds and 40% equities. The remaining significant plans (the “active” plans) have a target allocation of 75% equities and 25% bonds, as historical equity returns have tended to exceed bond returns over the long term.

Assets of our domestic plans represent the majority of plan assets and are allocated to six different investments: four mutual funds and two separate accounts.

The mutual funds, all passively managed low-cost index funds, include:

•	Total Stock Market Index: Large, mid-, and small-cap equity diversified across growth and value styles; using index sampling.

•	FTSE All World ex US Index: International equity; broad exposure across developed and emerging non-US equity markets around the world; using index sampling.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market; index sampling.

•	Extended Duration Treasury Index: Diversified exposure to the long-term Treasury STRIPS market; using index sampling.

The separate accounts are invested as follows:

•	Small cap U.S. equities: Portfolio of small capitalization U.S. stocks benchmarked to the Russell 2000 Value Index.

•	U.S. equities: Broad portfolio of U.S. stocks benchmarked to the Russell 1000 Index.

Future Contributions and Benefit Payments

We expect to contribute $8.7 to our defined benefit pension plans in 2011.

Estimated benefit payments, expected over the next ten years are as follows:

2011	$18.7
2012	15.1
2013	15.3
2014	15.5
2015	15.7
2016-2020	82.8

Other Benefit Plans

Total expense from continuing operations for defined contribution plans was as follows:

	2010	2009	2008
Defined contribution plans	$6.7	$6.7	$8.5

Contributions to union sponsored, defined benefit, multiemployer pension plans were less than $.1 in continuing operations and less than $.6 in discontinued operations for each of the years ended December 31, 2010, 2009 and 2008. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. Historically, we have had limited participation in multiemployer plans, and our participation has continued to decrease in recent years. We do not believe there is a material withdrawal liability associated with these plans.

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year ended December 31
	2010	2009	2008
Domestic	$150.5	$168.4	$113.9
Foreign	105.0	30.0	78.7

	$255.5	$198.4	$192.6

Income tax expense from continuing operations is comprised of the following components:

	Year ended December 31
	2010	2009	2008
Current
Federal	$24.8	$16.1	$36.9
State and local	3.7	5.7	3.5
Foreign	16.1	15.6	21.8

	44.6	37.4	62.2
Deferred
Federal	22.4	41.2	4.2
State and local	(.1)	.9	(4.1)
Foreign	5.0	(2.2)	2.8

	27.3	39.9	2.9

	$71.9	$77.3	$65.1

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.0	2.0	.1
Worthless stock deduction	—	—	(3.5)
Tax effect of foreign operations	(7.5)	(7.4)	(2.2)
U.S. tax on distributed foreign earnings	1.8	—	—
Change in valuation allowance	1.3	8.8	5.6
Change in U.S. uncertain tax positions, net	(1.9)	0.7	1.0
Permanent differences	(1.1)	(.1)	—
Other	(0.5)	—	(2.2)

Effective tax rate	28.1%	39.0%	33.8%

In 2010, 2009, and 2008 the tax rate benefitted from income earned in certain foreign jurisdictions at rates lower than the U.S. federal statutory rate, and the favorable impact of foreign tax credits.

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

We recognized net excess tax benefits (costs) of approximately $0.1, $1.4, and ($.3) in 2010, 2009 and 2008, respectively, related to the exercise of employee stock options, which have been recorded to additional contributed capital as discussed in Note L.

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

The total amount of our unrecognized tax benefits at December 31, 2010, is $42.6, of which $25.7 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the years 2008, 2009 and 2010 is as follows:

	2010	2009	2008
Unrecognized tax benefits, January 1	$38.2	$32.1	$29.6
Gross increases—tax positions in prior periods	1.2	6.9	4.8
Gross decreases—tax positions in prior periods	(2.5)	(2.6)	(2.5)
Gross increases—current period tax positions	2.9	3.4	4.3
Change due to exchange rate fluctuations	.3	2.2	(1.5)
Settlements	(4.0)	(.5)	(.3)
Lapse of statute of limitations	(2.0)	(3.3)	(2.3)

Unrecognized tax benefits, December 31	$34.1	$38.2	$32.1
Interest	7.7	5.4	5.3
Penalties	.8	.9	1.0

Total reserve for tax contingencies, December 31	$42.6	$44.5	$38.4

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2010, four tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2007 through 2010. Amended federal returns have also been filed for 2006, 2005, and 2004, with refunds of $5.9, $4.3 and $2.5 expected, respectively. In 2010, IRS examinations of the 2004 and 2005 amended returns were completed, and tentative agreement was reached with the IRS. Consequently, we adjusted our reserve for uncertain tax positions with respect to the largest issue in connection with these examinations, related to research and development credit claims, which had a favorable impact on our tax provision of $3.6. Additionally, in 2010 we were notified that our 2008 federal tax return would be examined. The audit has commenced, but to date we are not aware of any material adjustments. Five tax years were undergoing (or subject to) audit by the Canada Revenue Agency, covering the periods 2005 through 2009. Examinations are in progress for each of these years and are at various stages of completion, but to date we are not aware of any material adjustments. Various state and other foreign jurisdiction tax years remain open to examination as well, though we believe assessments (if any) would be immaterial to our consolidated financial statements.

We are not aware of any changes that would materially impact our tax expense for an increase or decrease in the total amount of unrecognized tax benefits within the next 12 months.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences that give rise to deferred tax assets or liabilities are as follows:

	December 31
	2010		2009
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$46.9	$(96.0)	$47.2	$(98.0)
Inventories	2.1	(18.7)	1.9	(20.0)
Accrued expenses	91.9	(1.2)	107.0	(1.1)
Net operating loss and tax credit carryforwards	64.9	—	80.2	—
Pension cost	20.5	(1.4)	16.0	(1.9)
Intangible assets	4.6	(109.2)	5.2	(98.8)
Uncertain tax positions	16.9	—	16.3	—
Other	14.9	(15.7)	8.9	(15.5)

Gross deferred tax assets (liabilities)	262.7	(242.2)	282.7	(235.3)
Valuation allowance	(69.0)	—	(67.0)	—

Total deferred taxes	$193.7	$(242.2)	$215.7	$(235.3)

Net deferred tax (liability)		$(48.5)		$(19.6)

The valuation allowance primarily relates to net operating loss and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, and limited carryforward periods in certain jurisdictions, were factors considered in determining the valuation allowance.

These loss and credit carryforwards have expiration dates that vary generally over the next 20 years, but no significant amounts expire in any one year.

Deferred income taxes and withholding taxes have been provided on earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits.

Deferred income taxes and withholding taxes have not been provided on foreign earnings which are indefinitely reinvested. The cumulative undistributed earnings as of December 31, 2010, which are indefinitely reinvested, are approximately $180.9. If such earnings were distributed, the resulting incremental taxes would be approximately $41.4 based on present income tax laws, which are subject to change. In 2010, we repatriated $108 million of foreign earnings, resulting in a net tax charge of $4.7 million.

Deferred tax assets and (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2010	2009
Other current assets	$11.9	$17.7
Sundry	10.7	14.2
Other current liabilities	(1.6)	(2.5)
Deferred income taxes	(69.5)	(49.0)

	$(48.5)	$(19.6)

O—Other (Income) Expense

The components of other (income) expense from continuing operations were as follows:

	Year ended December 31
	2010	2009	2008
Gain on asset sale	$(12.4)	$(3.6)	$(14.2)
Restructuring charges	6.9	8.7	17.9
Asset impairments	1.5	2.5	13.3
Write-down of aluminum divestiture note	—	10.6	—
Currency loss (gain)	1.6	(1.5)	—
Other income	(4.3)	(1.0)	(5.8)

	$(6.7)	$15.7	$11.2

P—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2008	$198.5	$(2.3)	$1.6	$(4.3)	$193.5
Period change—Gross	(146.5)	1.1	(3.1)	(57.3)	(205.8)
Period change—Income Tax Effect	—	1.2	1.2	21.3	23.7

Balance December 31, 2008	52.0	—	(.3)	(40.3)	11.4
Period change—Gross	95.2	—	1.2	(4.1)	92.3
Period change—Income Tax Effect	—	—	(.8)	1.9	1.1

Balance December 31, 2009	147.2	—	.1	(42.5)	104.8
Period change—Gross	3.9	—	2.2	(12.7)	(6.6)
Period change—Income Tax Effect	—	—	(.9)	4.5	3.6

Balance December 31, 2010	$151.1	$—	$1.4	$(50.7)	$101.8

Q—Fair Value

We utilize fair value measures for both financial and non-financial assets and liabilities.

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note R and evaluating long-term assets for potential impairment as discussed in Notes B and C.

The areas in which we utilize fair value measures of financial assets and liabilities are cash equivalents, short-term investments and derivatives hedging financial risks primarily related to interest rates, foreign currency, and commodities.

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101.7	$—	$—	$101.7
Bank time deposits with original maturities of three months or less	—	38.1	—	38.1
Short-term investments:
Bank time deposits with original maturities of greater than three months	—	22.8	—	22.8
Derivative assets	—	5.3	—	5.3

Total assets	$101.7	$66.2	$—	$167.9

Liabilities:
Derivative liabilities	$1.1	$.2	$—	$1.3

Total liabilities	$1.1	$.2	$—	$1.3

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$186.4	$—	$—	$186.4
Bank time deposits with original maturities of three months or less	—	5.2	—	5.2
Short-term investments:
Bank time deposits with original maturities of greater than three months	—	1.3	—	1.3
Derivative assets	—	.6	—	.6

Total assets	$186.4	$7.1	$—	$193.5

Liabilities:
Derivative liabilities	$.7	$.2	$—	$.9

Total liabilities	$.7	$.2	$—	$.9

R—Acquisitions

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition during the periods presented, and any additional consideration paid for prior years’ acquisitions:

	2010	2009	2008
Accounts receivable	$.1	$.2	$.6
Inventory	.4	.1	.2
Property, plant and equipment	—	.3	1.7
Goodwill	.7	.4	.9
Other intangible assets	.2	—	2.0
Accounts payable and accrued liabilities	(.5)	(.2)	—
Other assets and liabilities, net	—	.5	(.2)
Assumed debt	(.6)	—	—
Additional consideration for prior years’ acquisitions	4.6	1.5	5.1

Net cash consideration	$4.9	$2.8	$10.3

During 2010 we also increased our ownership portion to 100% in an automotive business that was previously not wholly owned for $8.6, of which $7.6 represented net cash consideration.

See the table below for acquisitions during the periods presented. We are finalizing all the information required to complete purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications.

Year Ended	Number of Acquisitions	Segment	Product	Goodwill
				In Year of Acquisition	Adjustments to Prior Year Acquisitions	Total	Income Tax Benefit

December 31, 2010	1	Specialized Products	Sewing machines	$.7	$—	$.7	$.7

December 31, 2009	1	Industrial Materials	Erosion control products distribution	.4	9.8	10.2	2.6

December 31, 2008	2	Residential Furnishings; Commercial Fixturing & Components	Carpet underlay process technology; Office furniture components parts	.9	9.5	10.4	1.4

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2010 and 2009 acquisitions had occurred on January 1 of each year presented, are not materially different from the amounts reflected in the accompanying financial statements.

The terms of certain of our acquisition agreements provide for additional consideration to be paid if the acquired company’s performance exceeds certain targeted levels. Such additional consideration may be paid in cash, and is estimated and recorded at the acquisition date as additional purchase price. At December 31, 2010, there is no substantial remaining consideration payable.

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

As of December 31, 2010 and 2009, we have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Total USD Equivalent Notional Amount	As of December 31, 2010
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$7.3	$—	$—	$.9	$.2
Interest rate hedges	200.0	—	3.1	—	—
Currency hedges – Future USD cost of goods sold of Canadian subsidiaries	5.1	—	—	.1	—
-Future USD sales of a Chinese subsidiary	3.0	—	—	.1	—
-Future USD sales of Canadian subsidiaries	6.1	.4	—	—	—

Total cash flow hedges		.4	3.1	1.1	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	.1	—	—	—

Total fair value hedges		.1	—	—	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	1.7	—	—

		$.5	$4.8	$1.1	$.2

		As of December 31, 2009
Derivatives designated as hedging instruments	Total USD Equivalent Notional Amount	Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long- Term Liabilities
Cash flow hedges:
Commodity hedges	$3.6	$—	$—	$.5	$.2
Currency hedges—Future USD sales of a Canadian subsidiary	6.3	.6	—	—	—

Total cash flow hedges		.6	—	.5	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	7.0	—	—	.1	—

Total fair value hedges		—	—	.1	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	—	—	.1

		$.6	$—	$.6	$.3

Cash Flow Hedges

At December 31, 2010 and 2009, we had outstanding derivative financial instruments that hedge forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges manage natural gas commodity price risk. All commodity hedges at December 31, 2010 had maturities of less than three years. We routinely hedge commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at December 31, 2010 had maturity dates within one year. In general, foreign currency cash flow hedges have maturities within two years.

Interest Rate Cash Flow Hedges

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 of planned debt issuance in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of an expected issuance of $200 of debt. The credit spread over the benchmark bonds will continue to fluctuate until the time of issuance.

Fair Value Hedges

Our fair value hedges manage foreign currency risk associated with subsidiaries’ inter-company assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings and are presented as operating cash flows when the contracts are settled. These fair value hedges generally have a maturity date within one year.

Net Investment Hedges

We had no net investment hedge activity in 2010 or 2009. In September 2008, we liquidated a $30.0 net investment hedge of a Swiss subsidiary. The liquidation had a cash cost of $4.4, which is presented as an investing cash flow in our Statement of Cash Flows.

Hedge Effectiveness

We have deemed all ineffectiveness to be immaterial, and as a result, have not recorded any amounts for ineffectiveness. If a hedge was not highly effective, the portion of the change in fair value considered to be ineffective would be recognized immediately in the consolidated condensed statements of operations.

Derivatives Not Qualifying for Hedge Accounting Treatment

At December 31, 2010 and 2009, we had one derivative transaction that did not qualify for hedge accounting treatment. Gains or losses on this transaction are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of Gain (Loss) recorded in income for the year ended December 31
Derivatives designated as hedging instruments		2010	2009	2008
Commodity cash flow hedges	Cost of goods sold	$(1.2)	$(3.7)	$1.1
Foreign currency cash flow hedges	Net sales	1.1	1.1	(1.5)
Foreign currency cash flow hedges	Other expense (income), net	—	(.2)	(.2)
Foreign currency cash flow hedges	Interest expense	—	1.2	1.4

Total cash flow hedges		(.1)	(1.6)	.8
Fair value hedges	Other expense (income), net	1.6	1.3	.1

Derivatives not qualifying for hedge accounting treatment
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	3.1	(4.1)	3.5
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	(.1)	—	(.4)

Total derivative instruments		$4.5	$(4.4)	$4.0

T—Contingencies

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

NPI Lawsuit

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

Although part of the claims were dismissed by the Court before and during trial, a jury, on April 12, 2010, found four statements in the video were false and deliberate and awarded $10 in disgorgement damages against Gamber. On August 16, the Court: (a) reduced the jury verdict to approximately $0.5; (b) granted NPI attorney fees and costs in an amount to be determined; and (c) granted an injunction requiring Gamber to notify its distributors and resellers of the verdict. The Court subsequently awarded NPI $2.0 in attorney’s fees and costs.

We believe that Gamber has valid bases upon which the appellate court could overturn the verdict and the award of attorney fees and costs. We intend to vigorously pursue an appeal. NPI has also filed an appeal. We established an accrual for this suit in an amount we believe is probable. Also, we believe that it is probable that at least part of the verdict, attorney’s fees and costs will be covered by insurance, but that coverage is subject to the insurance company’s reservation of rights.

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284. The suit is substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009. The prior suit was dismissed without prejudice based on its failure to make demand on the Company’s Board and shareholders. As before, the plaintiff has not made such demand.

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

The plaintiff alleges, among other things, that the individual defendants: breached their fiduciary duties; backdated and received backdated stock options violating the company’s stock plans; caused or allowed the Company to issue false and misleading financial statements and proxy statements; sold Company stock while possessing material non-public information; committed gross mismanagement; wasted corporate assets; committed fraud; violated the Missouri Securities Act; and were unjustly enriched.

The plaintiff is seeking, among other things: unspecified monetary damages against the individual defendants; certain equitable and other relief relating to the profits from the alleged improper conduct; the adoption of certain Company corporate governance proposals; the imposition of a constructive trust over the defendants’ stock options and proceeds; punitive damages; the rescission of certain unexercised options; and the reimbursement of litigation costs. The plaintiff is not seeking monetary relief from the Company. The Company has director and officer liability insurance in force subject to customary limits and exclusions.

The Company and the individual defendants filed motions to dismiss the suit in late October, asserting: the plaintiff failed to make demand on the Company’s Board and shareholders as required by Missouri law, and, consistent with the court’s ruling in the prior suit, this failure to make demand should not be excused; the plaintiff is not a representative shareholder; the suit is based on a statistical analysis of stock option grants and

Company stock prices that the Company believes is flawed; the plaintiff failed to state a substantive claim; the common law fraud claim was not pled with sufficient particularity; and the statute of limitations has expired on the fraud claim and all the alleged challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under the Company’s Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. The hearing on the motions to dismiss is scheduled for March 15, 2011.

The Company expects that the outcome of this suit will not have a material adverse effect on its financial condition, operating cash flows or results of operations.

Antitrust Lawsuits

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts alleging that competitors of the Company’s carpet underlay division and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. antitrust laws. To date, over 40 cases have been filed on behalf of purchasers of polyurethane foam products against over 20 defendants. The Company has been named as a defendant in six cases; five of which have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196. The first case in which the Company was named as a party: Martin Furniture & Bedding, Inc. v. FXI-Foamex Innovations, Inc., et al., Case No. 5:10-cv-00178 (Western District of North Carolina) was instituted on November 15, 2010, and is also expected to be transferred.

In the suits to which the Company is a party, the plaintiffs, on behalf of the class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products during the period 1979 to the present in one case, and from at least 2001 to the present in the other five cases. Each plaintiff also seeks attorneys’ fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. We expect the plaintiffs to file an amended complaint in the consolidated case on or before February 28, 2011.

The Company denies all of the allegations and will vigorously defend itself. This contingency is subject to many uncertainties. Therefore, based on the information available to date, the Company cannot estimate the amount or range of potential loss, if any. At this time, we do not believe that it is probable that the outcome will have a material effect on the Company’s financial condition, operating cash flows or results of operations.

Quarterly Summary of Earnings

Leggett & Platt, Incorporated

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth	Total
2010
Net sales	$816.4	$874.3	$866.5	$801.9	$3,359.1
Gross profit	165.5	179.7	168.7	141.5	655.4
Earnings from continuing operations before income taxes	69.0	77.1	68.0	41.4	255.5
Earnings from continuing operations	47.5	53.6	49.9	32.6	183.6
Earnings attributable to noncontrolling interest, net of tax	(1.8)	(1.4)	(1.9)	(1.1)	(6.2)
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.34	$.32	$.21	$1.17

Diluted	$.30	$.34	$.31	$.21	$1.16

Earnings (loss) from discontinued operations, net of tax	(.6)	.5	(.6)	(.1)	(.8)
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$—	$—

Diluted	$—	$—	$—	$—	$(.01)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	45.1	52.7	47.4	31.4	176.6
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.35	$.31	$.21	$1.17

Diluted	$.29	$.34	$.31	$.21	$1.15

2009*
Net sales	$718.1	$757.4	$809.9	$769.7	$3,055.1
Gross profit	125.0	147.2	187.3	170.2	629.7
Earnings from continuing operations before income taxes	10.0	32.7	87.0	68.7	198.4
Earnings from continuing operations	3.3	19.1	56.2	42.5	121.1
(Earnings) loss attributable to noncontrolling interest, net of tax	.3	(.2)	(1.4)	(1.9)	(3.2)
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.12	$.34	$.26	$.74

Diluted	$.02	$.12	$.34	$.26	$.74

Earnings (loss) from discontinued operations, net of tax	(.3)	.1	(.5)	(5.4)	(6.1)
Loss per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$(.03)	$(.04)

Diluted	$—	$—	$—	$(.03)	$(.04)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	3.3	19.0	54.3	35.2	111.8
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.12	$.34	$.23	$.70

Diluted	$.02	$.12	$.34	$.23	$.70

*	Earnings in the first two quarters of 2009 were significantly impacted as we consumed the majority of higher cost steel but recognized only about half of the offsetting LIFO benefit (consistent with our historical practice of recording annual LIFO impacts evenly throughout the year). The remainder of the LIFO benefit was recognized in the last half of 2009, a period during which we experienced only minimal impact from higher cost steel.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful receivables	$23.5	$6.9	$7.2	(2)	$23.2

Excess and obsolete inventory reserve, LIFO basis	$23.4	$12.6	$12.3		$23.7

Tax valuation allowance	$67.0	$(1.0)	$(3.0	)(3)	$69.0

Year ended December 31, 2009 (1)
Allowance for doubtful receivables	$38.2	$29.5	$44.2	(2)	$23.5

Excess and obsolete inventory reserve, LIFO basis	$26.2	$16.2	$19.0		$23.4

Tax valuation allowance	$46.3	$(0.5)	$(21.2	)(3)	$67.0

Year ended December 31, 2008 (1)
Allowance for doubtful receivables	$23.9	$23.4	$9.1	(2)	$38.2

Excess and obsolete inventory reserve, LIFO basis	$35.3	$27.1	$36.2		$26.2

Tax valuation allowance	$55.2	$1.7	$10.6	(3)	$46.3

(1)	The balances at December 31, 2009 and 2008 include assets held for sale of $.1 and $.4, respectively, of allowance for doubtful receivables, and $.8 and $2.9, respectively, of excess and obsolete inventory reserve.
(2)	Uncollectible accounts charged off, net of recoveries.
(3)	Federal tax effect of state and foreign net operating loss carryforwards and credits and changes in currency exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and
Chief Executive Officer

Dated: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S / DAVID S. HAFFNER David S. Haffner	President, Chief Executive Officer and Director	February 24, 2011

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Senior Vice President, Chief Financial Officer and Director	February 24, 2011

(c) Principal Accounting Officer:

/S/ WILLIAM S. WEIL William S. Weil	Vice President, Corporate Controller and Chief Accounting Officer	February 24, 2011

(d) Directors:

ROBERT E. BRUNNER* Robert E. Brunner	Director

RALPH W. CLARK* Ralph W. Clark	Director

R. TED ENLOE, III* R. Ted Enloe, III	Director

RICHARD T. FISHER* Richard T. Fisher	Chairman

Signature	Title	Date

KARL G. GLASSMAN* Karl G. Glassman	Director

RAY A. GRIFFITH* Ray A. Griffith	Director

JOSEPH W. MCCLANATHAN* Joseph W. McClanathan	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

PHOEBE A. WOOD* Phoebe A. Wood	Director

*By:	/s/ JOHN G. MOORE	February 24, 2011
John G. Moore
Attorney-in-Fact Under Power-of-Attorney dated February 23, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company, as amended through August 7, 2008, filed August 7, 2008 as Exhibit 3.2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2	Indenture, dated as of November 24, 1999 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank)), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated by reference. (SEC File No. 001-07845)

4.2.1	Tri-Party Agreement under the November 24, 1999 Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to The Chase Manhattan Bank) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.2.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.3	Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.3.1	Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.4	Form of Fixed Rate Note filed May 10, 2005 as Exhibit 4.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5	Form of Floating Rate Note filed May 10, 2005 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

4.6	Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7	Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.8	Form of $180,000,000 4.65% Notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.9	Form of $200,000,000 5.00% Notes due 2015 issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 11, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*	Employment Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.2*	Employment Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.3*	Employment Agreement between the Company and Matthew C. Flanigan, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.4*	Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.5*	Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.6*	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

10.7*	Summary Sheet for Executive Cash Compensation, filed April 1, 2010 as Exhibit 10.3 to the Company’s Form 8-K/A, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.8*	Summary Sheet of Director Compensation, filed August 5, 2010 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010, is incorporated herein by reference. (SEC File No. 001-07845)

10.9.1*	The Company’s Flexible Stock Plan, amended and restated, effective as of May 13, 2010, filed March 25, 2010 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.9.2*	Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed December 2, 2010 as Exhibit 4.3 to the Company’s Form S-8, is incorporated by reference. (SEC File No. 001-07845)

10.9.3*	Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to the 2008 and 2009 grants), filed February 26, 2008 as Exhibit 10.11.1 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.9.4*	Form of 2010 Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 5, 2009 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.9.5*	2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.6*	Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9.7*	Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9.8*	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed May 8, 2009 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.10*	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11*	2010 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2010 as Exhibit 10.2 to the Company’s Form 8-K/A, is incorporated by reference. (SEC File No. 001-07845)

10.12*	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.13*,**	The Company’s Deferred Compensation Program, Effective as of December 1, 2010.

10.14*	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

10.15*	The Company’s Pre-2005 Executive Stock Unit Program, as amended and restated, effective as of December 31, 2004, filed December 10, 2004 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.16.1*	The Company’s 2005 Executive Stock Unit Program, as amended effective as of December 31, 2009, filed December 9, 2009 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.16.2*	The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective April 1, 2011, filed November 16, 2010 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.17*,**	Description of long-term disability arrangements between the Company and certain executives.

10.18*	The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.19	Credit Agreement, dated August 5, 2005 among the Company, Wachovia Bank, N.A. as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 9, 2005 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19.1	First Amendment to Credit Agreement, dated July 31, 2006, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 3, 2006 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2006, is incorporated by reference. (SEC File No. 001-07845)

10.19.2	Second Amendment to Credit Agreement, dated May 1, 2007, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 4, 2007 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19.3	Third Amendment to Credit Agreement, dated September 30, 2008, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed October 2, 2008 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.20	Assignment and Assumption between Bank of America, N.A. and Bank of Tokyo-Mitsubishi UFJ, Ltd., dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed February 26, 2008 as Exhibit 10.20.1 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.21	Assignment and Assumption between The Bank of New York and Comerica Bank, dated February 22, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed February 26, 2008 as Exhibit 10.20.2 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.22	Assignment and Assumption between HSBC Bank USA National Association and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.23	Assignment and Assumption between BNP Paribas and ABN AMRO Bank, N.V., dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.24	Assignment and Assumption between BNP Paribas and Arvest Bank, dated April 10, 2008 (regarding the lending commitment under the Company’s Credit Agreement), filed April 11, 2008 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.25	Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.26	Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.27	Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.28	Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005, filed May 9, 2007 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.29	Commercial Paper Dealer Agreement between the Company and Wells Fargo Securities, L.L.C. (formerly Wachovia Capital Markets, LLC) dated October 10, 2005, filed May 9, 2007 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2011.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2011.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2011.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2011.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.
***	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2010; (ii) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2010; (iv) Consolidated Statement of Changes in Equity and Comprehensive Income (Loss) for each year in the three year period ended December 31, 2010; and (v) Notes to Consolidated Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.