Form 10-Q
period 2011-03-31
LEGGETT & PLATT INC
filed 2011-05-05
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock outstanding as of May 2, 2011: 142,895,892

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$195.4	$244.5
Accounts and other receivables, net	575.6	478.9
Inventories
Finished goods	252.5	241.1
Work in process	59.0	47.7
Raw materials and supplies	227.9	218.2
LIFO reserve	(77.2)	(71.7)

Total inventories, net	462.2	435.3
Other current assets	57.2	60.4

Total current assets	1,290.4	1,219.1
PROPERTY, PLANT AND EQUIPMENT - AT COST
Machinery and equipment	1,146.4	1,136.6
Buildings and other	621.1	613.0
Land	46.4	48.5

Total property, plant and equipment	1,813.9	1,798.1
Less accumulated depreciation	1,197.8	1,173.9

Net property, plant and equipment	616.1	624.2
OTHER ASSETS
Goodwill	940.2	930.3
Other intangibles, less accumulated amortization of $113.0 and $107.8 as of March 31, 2011 and December 31, 2010, respectively	147.9	152.3
Sundry	72.3	75.1

Total other assets	1,160.4	1,157.7

TOTAL ASSETS	$3,066.9	$3,001.0

CURRENT LIABILITIES
Current maturities of long-term debt	$2.2	$2.2
Accounts payable	301.8	226.4
Accrued expenses	206.9	209.5
Other current liabilities	74.8	84.9

Total current liabilities	585.7	523.0
LONG-TERM LIABILITIES
Long-term debt	821.9	762.2
Other long-term liabilities	127.5	121.9
Deferred income taxes	74.0	69.5

Total long-term liabilities	1,023.4	953.6
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	455.8	463.2
Retained earnings	2,038.1	2,033.3
Accumulated other comprehensive income	124.2	101.8
Treasury stock	(1,180.9)	(1,093.0)

Total Leggett & Platt, Inc. equity	1,439.2	1,507.3
Noncontrolling interest	18.6	17.1

Total equity	1,457.8	1,524.4

TOTAL LIABILITIES AND EQUITY	$3,066.9	$3,001.0

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2011	2010
Net sales	$895.8	$816.4
Cost of goods sold	725.8	650.9

Gross profit	170.0	165.5

Selling and administrative expenses	95.8	92.3
Amortization of intangibles	4.8	5.0
Other income, net	(4.8)	(9.0)

Earnings from continuing operations before interest and income taxes	74.2	77.2

Interest expense	9.5	9.3
Interest income	1.5	1.1

Earnings from continuing operations before income taxes	66.2	69.0

Income taxes	19.9	21.5

Earnings from continuing operations	46.3	47.5
Earnings (loss) from discontinued operations, net of tax	—	(.6)

Net earnings	$46.3	$46.9
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.3)	(1.8)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$45.0	$45.1

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.30
Diluted	$.30	$.30
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.00	$.00
Diluted	$.00	$.00
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.30
Diluted	$.30	$.29

Cash dividends declared per share	$.27	$.26

Average shares outstanding
Basic	149.2	152.6
Diluted	150.8	154.3

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
OPERATING ACTIVITIES
Net earnings	$46.3	$46.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	25.3	26.9
Amortization	4.8	5.0
Provision for losses on accounts and notes receivable	3.1	1.4
Writedown of inventory	3.1	3.0
Asset impairment charges	3.0	2.3
Net gain from sales of assets and businesses	(8.5)	(11.5)
Deferred income tax expense	7.2	5.0
Stock-based compensation	13.3	13.3
Other	(4.3)	(1.3)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(88.2)	(58.9)
Increase in inventories	(27.3)	(36.5)
Decrease in other current assets	2.3	2.4
Increase in accounts payable	63.5	39.2
Increase in accrued expenses and other current liabilities	3.2	13.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	46.8	51.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	(16.7)	(13.5)
Purchases of companies, net of cash acquired	(.6)	(.4)
Proceeds from sales of assets and businesses	17.1	10.0
Other	(.7)	(.4)

NET CASH USED FOR INVESTING ACTIVITIES	(.9)	(4.3)

FINANCING ACTIVITIES
Additions to debt	59.1	35.0
Payments on debt	(13.4)	(19.5)
Dividends paid	(39.7)	(38.7)
Issuances of common stock	4.0	2.0
Purchases of common stock	(113.7)	(34.0)
Other	5.5	.3

NET CASH USED FOR FINANCING ACTIVITIES	(98.2)	(54.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.2	(5.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(49.1)	(13.3)
CASH AND CASH EQUIVALENTS - January 1,	244.5	260.5

CASH AND CASH EQUIVALENTS - March 31,	$195.4	$247.2

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

For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2010.

2. NEW ACCOUNTING GUIDANCE

The FASB has issued accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the new guidance will have a material impact on our current or future financial statements.

3. INVENTORIES

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

The following table contains the LIFO expense included in earnings for each of the periods presented.

	Three Months Ended March 31,
	2011	2010
LIFO expense	$5.5	$2.1

4. SEGMENT INFORMATION

We have four operating segments that are generally focused on broad end-user markets for our diversified products. Residential Furnishings derives its revenues from components for bedding, furniture and other furnishings, as well as related consumer products. Commercial Fixturing & Components derives its revenues from retail store fixtures, displays and components for office and institutional furnishings. Industrial Materials derives its revenues from drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as our other segments. Specialized Products derives its revenues from automotive seating components, specialized machinery and equipment, and commercial vehicle interiors.

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

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. We evaluate performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. SEGMENT INFORMATION (continued)

selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain of our general and administrative costs and miscellaneous corporate income and expenses are allocated to the segments based on sales and EBIT. These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended March 31, 2011:
Residential Furnishings	$457.5	$2.3	$459.8	$42.1
Commercial Fixturing & Components	127.8	1.2	129.0	8.2
Industrial Materials	145.5	64.8	210.3	14.0
Specialized Products	165.0	9.8	174.8	18.1
Intersegment eliminations				(2.7)
Change in LIFO reserve				(5.5)

	$895.8	$78.1	$973.9	$74.2

Three Months ended March 31, 2010:
Residential Furnishings	$432.3	$2.1	$434.4	$49.1
Commercial Fixturing & Components	140.7	1.0	141.7	7.9
Industrial Materials	115.3	61.8	177.1	13.4
Specialized Products	128.1	8.3	136.4	8.4
Intersegment eliminations				.5
Change in LIFO reserve				(2.1)

	$816.4	$73.2	$889.6	$77.2

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2011	December 31, 2010
Residential Furnishings	$619.8	$645.3
Commercial Fixturing & Components	174.1	185.2
Industrial Materials	206.9	211.6
Specialized Products	219.5	207.9
Average current liabilities included in segment numbers above	397.5	381.1
Unallocated assets (1)	1,386.3	1,448.6
Difference between average assets and period-end balance sheet	62.8	(78.7)

Total assets	$3,066.9	$3,001.0

(1)	Primarily goodwill, other intangibles, cash and notes receivable

5. DISCONTINUED OPERATIONS

Exit activities associated with an extensive review of our business portfolio in 2007 (which included the divestiture of seven businesses, the pruning of some business and the closure of certain underperforming plants) were substantially complete by the end of 2008. However, a small amount of subsequent activity directly related to these divestitures continued into 2010.

The sale of the last business, the Storage Products unit (previously reported in Commercial Fixturing and Components) was completed in the third quarter of 2010. No significant gain or loss was realized on the sale of this unit.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. DISCONTINUED OPERATIONS (continued)

Results from discontinued operations and activity directly related to divestitures subsequent to the date of sale were as follows:

	Three Months Ended March 31,
	2011	2010
External sales:
Commercial Fixturing & Components - Storage Products Unit	$—	$12.2

Earnings (loss):
Commercial Fixturing & Components - Storage Products Unit (1)	$—	$(.8)
Subsequent activity related to divestitures completed prior to 2010	—	(.1)

Earnings (loss) before interest and income taxes	—	(.9)
Income tax (expense) benefit	—	.3

Earnings (loss) from discontinued operations, net of tax	$—	$(.6)

(1)	In the first quarter of 2010, pre-tax impairment charges of $.9 were recorded to reflect an updated estimate of fair value less costs to sell.

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2011	2010
Earnings:
Earnings from continuing operations	$46.3	$47.5
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.3)	(1.8)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	45.0	45.7
Earnings (loss) from discontinued operations, net of tax	—	(.6)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$45.0	$45.1

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	149.2	152.6
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.6	1.7

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	150.8	154.3

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.30	$.30
Discontinued operations	.00	.00

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.30	$.30

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.30	$.30
Discontinued operations	.00	.00

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.30	$.29

Other information:
Shares issuable under employee and non-employee stock options	12.3	13.5
Anti-dilutive shares excluded from diluted EPS computation	2.4	4.4

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following:

	March 31, 2011		December 31, 2010
	Current	Long-term	Current	Long-term
Trade accounts receivable	$531.2	$—	$438.3	$—
Customer-related and other notes	7.4	4.9	7.7	4.3
Notes received as partial payment for divestitures	7.4	11.1	8.0	11.1
Income tax receivables	24.6	—	25.2	—
Other receivables	29.1	—	21.8	—

Total accounts and other receivables	599.7	16.0	501.0	15.4

Allowance for doubtful accounts:
Net trade accounts receivable	(24.0)	—	(22.0)	—
Customer-related and other notes	(.1)	(1.7)	(.1)	(1.1)

Total allowance for doubtful accounts	(24.1)	(1.7)	(22.1)	(1.1)

Total net receivables	$575.6	$14.3	$478.9	$14.3

Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.

There were no past due amounts related to notes received as partial payment for divestitures. Past due amounts for other notes were less than $3.0 at March 31, 2011, of which approximately $1.0 had been placed on non-accrual status.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2010	2011 Charges	2011 Charge-offs, net of recoveries	Balance at March 31, 2011
Net trade accounts receivable	$22.0	$2.8	$.8	$24.0
Customer-related and other notes	1.2	.3	(.3)	1.8

	$23.2	$3.1	$.5	$25.8

8. STOCK-BASED COMPENSATION

The following table recaps the components of stock-based compensation for each period presented:

	Three Months Ended March 31,
	2011	2010

Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$2.8	$2.6
Stock-based retirement plans contributions (2)	2.1	2.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.6	.5
Stock-based retirement plans	.9	.9
Discount Stock Plan	.2	.2
Performance Stock Unit awards (3)	1.8	1.9
Restricted Stock Unit awards	.5	.4
Other, primarily non-employee directors restricted stock	.4	.6

Total stock-based compensation expense	9.3	9.4
Employee contributions for above stock plans	4.0	3.9

Total stock-based compensation	$13.3	$13.3

Recognized tax benefits on stock-based compensation expense	$3.5	$3.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (continued)

(1)	Stock Option Grants

Our most significant stock options are granted annually on a discretionary basis to a broad group of employees.

In connection with the January 2010 grant, we gave most participants the choice to receive stock options or to receive a cash payment in the first quarter in lieu of options. The value of the cash alternative was equal to approximately one-half of the Black Scholes value of the option grant the employee would have otherwise received.

In January 2011, we offered two different option choice programs. One group of employees was offered the same option/cash choice as in 2010, with the cash alternative being equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, were offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for every one RSU offered. The RSUs vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model for all options granted in the periods presented:

	Three Months Ended March 31,
	2011	2010
Options granted (in millions)	1.0	1.3
Aggregate grant date fair value	$4.9	$5.1
Weighted-average per share grant date fair value	$4.90	$4.08
Risk-free interest rate	2.7%	3.1%
Expected life in years	7.1	6.9
Expected volatility (over expected life)	33.3%	33.2%
Expected dividend yield (over expected life)	4.7%	5.2%

Cash payments to employees elected in lieu of options	$.3	$.6

(2)	Stock-Based Retirement Plans

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

Beginning April 1, 2011, ESUP participant contributions will be credited to a diversified investment account established for the participant. The diversified investment accounts will consist of various mutual funds and retirement target funds and will be settled in cash. We will make premium contributions to the diversified investment accounts equal to 17.65% of the participant’s contribution. A participant’s diversified investment account balance will be adjusted to mirror the investment experience, whether positive or negative, of the diversified investments selected by the participant. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units in these accounts. Company matching contributions will be in the form of Company stock units, and participants may not diversify this portion of their accounts.

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (continued)

Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the comparator companies and are based upon assumptions similar to those used for stock options. Grant date fair values are amortized using the straight-line method over the three-year vesting period.

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Three Months Ended March 31,
	2011	2010
Total shares base award (in millions)	.3	.3
Grant date per share fair value	$25.41	$21.96

The three-year performance cycle of the 2008 award was completed on December 31, 2010. Our TSR performance, relative to the peer group, ranked among the top one-tenth of the S&P 500 companies; accordingly, participants earned 175% of the base award and ..9 million shares were distributed in January 2011.

Beginning with the 2010 award (that will be settled in 2013), thirty-five percent (35%) of awards will be paid out in cash. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

	March 31, 2011	December 31, 2010
PSU liability to be settled in cash	$1.5	$1.1

9. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2011 employer contributions are not significantly different than the $8.7 previously reported at December 31, 2010.

	Three Months Ended March 31,
	2011	2010
Components of net pension expense
Service cost	$.6	$.6
Interest cost	3.4	3.3
Expected return on plan assets	(3.4)	(3.2)
Recognized net actuarial loss	1.0	.9

Net pension expense	$1.6	$1.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31, 2011
	Comprehensive Income (Loss) Attributable to Leggett & Platt, Inc. Before Noncontrolling Interest	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2011	$—	$—	$1,524.4	$2,033.3	$465.2	$(1,093.0)	$17.1	$101.8
Net earnings	46.3	—	46.3	46.3	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.3)	—	(1.3)	—	—	1.3	—
Dividends declared	—	—	(39.2)	(40.2)	1.0	—	—	—
Treasury stock purchased	—	—	(126.0)	—	—	(126.0)	—	—
Treasury stock issued	—	—	11.3	—	(26.8)	38.1	—	—
Foreign currency translation adjustments	21.5	(.2)	21.5	—	—	—	.2	21.3
Cash flow hedges, net of tax	.8	—	.8	—	—	—	—	.8
Defined benefit pension plans, net of tax	.3	—	.3	—	—	—	—	.3
Stock options and benefit plan transactions, net of tax	—	—	18.4	—	18.4	—	—	—

Ending balance, March 31, 2011	$68.9	$(1.5)	$1,457.8	$2,038.1	$457.8	$(1,180.9)	$18.6	$124.2

	Three Months Ended March 31, 2010
	Comprehensive Income (Loss) Attributable to Leggett & Platt, Inc. Before Noncontrolling Interest	Comprehensive Income (Loss) Attributable to Noncontrolling Interest	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2010	$—	$—	$1,575.5	$2,013.3	$469.7	$(1,033.8)	$21.5	$104.8
Net earnings	46.9	—	46.9	46.9	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.8)	—	(1.8)	—	—	1.8	—
Dividends declared	—	—	(38.5)	(39.5)	1.0	—	—	—
Dividends paid to noncontrolling interest	—	—	(1.7)	—	—	—	(1.7)	—
Treasury stock purchased	—	—	(38.5)	—	—	(38.5)	—	—
Treasury stock issued	—	—	13.0	—	(7.5)	20.5	—	—
Foreign currency translation adjustments	(23.5)	—	(23.5)	—	—	—	—	(23.5)
Cash flow hedges, net of tax	(.4)	—	(.4)	—	—	—	—	(.4)
Defined benefit pension plans, net of tax	.5	—	.5	—	—	—	—	.5
Stock options and benefit plan transactions, net of tax	—	—	6.2	—	6.2	—	—	—

Ending balance, March 31, 2010	$23.5	$(1.8)	$1,539.5	$2,018.9	$469.4	$(1,051.8)	$21.6	$81.4

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2010	$147.2	$.1	$(42.5)	$104.8
Period change - gross	(23.5)	(.6)	.8	(23.3)
Period change - income tax effect	—	.2	(.3)	(.1)

Balance March 31, 2010	$123.7	$(.3)	$(42.0)	$81.4

Balance January 1, 2011	$151.1	$1.4	$(50.7)	$101.8
Period change - gross	21.3	1.3	.5	23.1
Period change - income tax effect	—	(.5)	(.2)	(.7)

Balance March 31, 2011	$172.4	$2.2	$(50.4)	$124.2

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

Items measured at fair value on a recurring basis

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$44.8	$—	$—	$44.8
Bank time deposits with original maturities of three months or less	—	33.2	—	33.2
Short-term investments:
Bank time deposits with original maturities of greater than three months	—	22.9	—	22.9
Derivative assets	—	5.9	—	5.9

Total assets	$44.8	$62.0	$—	$106.8

Liabilities:
Derivative liabilities	$.8	$1.5	$—	$2.3

Total liabilities	$.8	$1.5	$—	$2.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	FAIR VALUE (continued)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$101.7	$—	$—	$101.7
Bank time deposits with original maturities of three months or less	—	38.1	—	38.1
Short-term investments:
Bank time deposits with original maturities of greater than three months	—	22.8	—	22.8
Derivative assets	—	5.3	—	5.3

Total assets	$101.7	$66.2	$—	$167.9

Liabilities:
Derivative liabilities	$1.1	$.2	$—	$1.3

Total liabilities	$1.1	$.2	$—	$1.3

The fair value for fixed rate debt was greater than its $730.0 carrying value by $24.3 at March 31, 2011 and greater than its $730.0 carrying value by $6.0 at December 31, 2010.

Items measured at fair value on a non-recurring basis

The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.

Goodwill

We perform an annual review for potential goodwill impairment in June of each year and as triggering events occur. The goodwill impairment review performed in June 2010 indicated no goodwill impairments.

Fixed Assets

We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairments for the periods presented.

	Three Months Ended March 31,
	2011	2010
Continuing operations	$3.0	$1.4
Discontinued operations	—	.9

Total asset impairments	$3.0	$2.3

Fair value and the resulting impairment charges were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Strategy & Objectives

We are subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, we utilize derivative instruments (individually or in combinations) to manage these risks. We seek to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for this treatment. It is our policy not to speculate using derivative instruments.

We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Total USD Equivalent Notional Amount	As of March 31, 2011
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$5.9	$—	$—	$.6	$.2
Interest rate hedges	200.0	—	5.2	—	1.0
Currency Hedges:
- Future USD sales of Canadian subsidiaries	4.8	.4	—	—	—
- Future USD COGS of Canadian subsidiaries	7.6	—	—	.3	—
- Future USD COGS of European subsidiary	2.1	—	—	.1	—

Total cash flow hedges		.4	5.2	1.0	1.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	.1	—	—	—
USD inter-company note receivable on an European subsidiary	3.5	—	—	.1	—

Total fair value hedges		.1	—	.1	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	.2	—	—

		$.5	$5.4	$1.1	$1.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

	Total USD Equivalent Notional Amount	As of December 31, 2010
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$7.3	$—	$—	$.9	$.2
Interest rate hedges	200.0	—	3.1	—	—
Currency hedges:
-Future USD cost of goods sold of Canadian subsidiaries	5.1	—	—	.1	—
-Future USD sales of a Chinese subsidiary	3.0	—	—	.1	—
-Future USD sales of Canadian subsidiaries	6.1	.4	—	—	—

Total cash flow hedges		.4	3.1	1.1	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	.1	—	—	—

Total fair value hedges		.1	—	—	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	1.7	—	—

		$.5	$4.8	$1.1	$.2

Cash Flow Hedges

At March 31, 2011 and December 31, 2010, we had outstanding derivative financial instruments that hedged forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges manage natural gas commodity price risk. All commodity hedges at March 31, 2011 had maturities of less than two years. We routinely hedge commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at March 31, 2011 and December 31, 2010 had maturity dates within one year. In general, foreign currency cash flow hedges have maturities within two years.

Interest Rate Cash Flow Hedges

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 of future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of the future issuance of $200 of debt. The credit spread over the benchmark bonds will continue to fluctuate until the contracts are settled (either upon an issuance of debt or upon their expiration).

Fair Value Hedges

Our fair value hedges manage foreign currency risk associated with third party and subsidiaries’ inter-company assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings and are presented as operating cash flows when the contracts are settled. These fair value hedges generally have a maturity date within one year.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Hedge Effectiveness

We have determined all ineffectiveness to be immaterial, and as a result, have not recorded any amounts for ineffectiveness. If a hedge was not highly effective, the portion of the change in fair value considered to be ineffective would be recognized immediately in the consolidated condensed statements of operations.

Derivatives Not Designated as Hedging Instruments

At March 31, 2011 and December 31, 2010, we had one derivative transaction that did not qualify for hedge accounting treatment. Gains or losses on this transaction are recorded directly to income and expense in the period impacted, and economically offset the gains or losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

Derivatives designated as hedging instruments	Income Statement Caption	Amount of Gain (Loss) Recorded in Income Three Months Ended March 31
		2011	2010
Commodity cash flow hedges	Cost of goods sold	$(.4)	$(.2)
Foreign currency cash flow hedges	Net Sales	.1	.1

Total cash flow hedges		(.3)	(.1)
Fair value hedges	Other expense (income), net	0.0	.4
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable- European subsidiary	Other expense (income), net	(1.5)	2.7
Hedge of EUR inter-company note receivable- European subsidiary	Interest expense	(.1)	0.0

Total derivative instruments		$(1.9)	$3.0

13. CONTINGENCIES

We are a defendant in various proceedings involving employment, intellectual property, environmental, taxation and other laws. When it is probable, in management’s judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings, and the total liabilities recorded are not material to our financial position.

NPI Lawsuit

On January 18, 2008, National Products, Inc. (“NPI”) sued Gamber-Johnson, LLC (“Gamber”), our wholly-owned subsidiary, in Case C08-0049C-JLR, in the United States District Court, Western District of Washington, alleging that portions of a Gamber marketing video contained false and misleading statements. NPI and Gamber compete in the market for vehicle computer mounting systems. NPI sought: (a) injunctive relief requiring Gamber to stop using the video and to notify customers; (b) damages for its alleged lost profits; and (c) disgorgement of Gamber’s profits in an unspecified amount.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. CONTINGENCIES (continued)

Although part of the claims were dismissed by the Court before and during trial, a jury, on April 12, 2010, found four statements in the video were false and deliberate and awarded $10 in disgorgement damages against Gamber. On August 16, the Court: (a) reduced the jury verdict to approximately $0.5; (b) granted NPI attorney fees and costs in an amount to be determined; and (c) granted an injunction requiring Gamber to notify its distributors and resellers of the verdict. The Court subsequently awarded NPI $2.0 in attorney fees and costs.

We believe that Gamber has valid bases upon which the appellate court could overturn the verdict and the award of attorney fees and costs. We have filed an appeal. NPI has also filed an appeal. We established an accrual for this suit in an amount we believe is probable. Also, we believe that it is probable that at least part of the verdict, attorney fees and costs will be covered by insurance, but that coverage is subject to the insurance company’s reservation of rights. We do not expect that the outcome of this suit will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice.

The 2010 Suit was purportedly brought on our behalf, naming us as a nominal defendant, and certain current and former officers and directors as individual defendants including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber.

The plaintiff alleged, among other things, that the individual defendants: breached their fiduciary duties; backdated and received backdated stock options violating our stock plans; caused or allowed us to issue false and misleading financial statements and proxy statements; sold our stock while possessing material non-public information; committed gross mismanagement; wasted corporate assets; committed fraud; violated the Missouri Securities Act; and were unjustly enriched.

The plaintiff was seeking, among other things: unspecified monetary damages against the individual defendants; certain equitable and other relief relating to the profits from the alleged improper conduct; the adoption of certain corporate governance proposals; the imposition of a constructive trust over the defendants’ stock options and proceeds; punitive damages; the rescission of certain unexercised options; and the reimbursement of litigation costs. The plaintiff was not seeking monetary relief from us. We have director and officer liability insurance in force subject to customary limits and exclusions.

We and the individual defendants filed motions to dismiss the 2010 Suit in late October 2010, asserting: the plaintiff failed to make demand on our Board and shareholders as required by Missouri law, and, consistent with the court’s ruling in the 2009 Suit, this failure to make demand should not be excused; the plaintiff is not a representative shareholder; the 2010 Suit was based on a statistical analysis of stock option grants and our stock prices that we believe was flawed; the plaintiff failed to state a substantive claim; the common law fraud claim was not pled with sufficient particularity; and the statute of limitations has expired on the fraud claim and all the alleged challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under our Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.

We expect that the outcome of this matter will not have a material adverse effect on our financial condition, operating cash flows or results of operations.

Antitrust Lawsuits

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts alleging that competitors of our carpet underlay division and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. antitrust laws. To date, 45 cases brought on behalf of direct purchasers of polyurethane foam products and two cases brought on behalf of indirect purchasers of polyurethane foam products, are pending against over 20 defendants. We have been named as a defendant in seven cases (the first on November 15, 2010) and in a consolidated amended class action complaint, filed on February 28, 2011, on behalf of a class of all direct purchasers of polyurethane foam products. In addition, on March 21, 2011, plaintiffs in the two indirect purchaser cases have filed a consolidated amended complaint naming us as a defendant. All pending cases in which we have been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. CONTINGENCIES (continued)

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15, 2011, we filed a motion to dismiss class actions brought by the direct purchasers, asserting that plaintiffs failed to state a legally valid claim. We intend to file a similar motion to dismiss the indirect purchaser actions.

We deny all of the allegations in these actions and will vigorously defend ourselves. This contingency is subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any. At this time, we do not expect that the outcome of these actions will have a material adverse effect on our financial condition, operating cash flows or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

What We Do

Leggett & Platt is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a wide range of engineered components and products found in most homes, offices, automobiles, and many retail stores. We make components that are often hidden within, but integral to, our customers’ products.

We are the leading U.S. manufacturer of: components for residential furniture and bedding, power foundations, carpet underlay, components for office furniture, drawn steel wire, automotive seat support and lumbar systems, and bedding industry machinery.

Our Segments

Our continuing operations are comprised of 19 business units in four segments, with approximately 19,000 employees, and 140 production facilities located in 18 countries around the world. Our segments are described below.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, power foundations, bed frames, ornamental beds and geo components. This segment generated approximately 48% of 2010 total sales.

Commercial Fixturing & Components: Operations in this segment, which contributed approximately 15% of 2010 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply fabricated wire products, such as shaped wire for automotive and medical supply application; tying heads, boxed wire, and parts for automatic baling equipment; coated wire products, including dishwasher racks; and wire retail fixtures and point-of-purchase displays. This segment generated approximately 20% of our 2010 total sales.

Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 17% of 2010 total sales.

Total Shareholder Return

Total Shareholder Return (TSR) is the key financial measure that we use to monitor performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We seek to achieve TSR in the top one-third of the S&P 500 over the long-term through a balanced approach that employs all four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. To date, for the three-year measurement period which will end on December 31, 2011, our TSR performance ranks slightly above the midpoint (but not among the top one-third) of the companies in the S&P 500 index.

Beginning in 2008, we introduced TSR-based incentives (based on our performance compared to the performance of a group of 320 peers) for senior executives and we modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control.

Customers

We serve a broad suite of customers, with our largest customer representing about 6% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

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

Improved market demand led to higher sales and earnings in 2010 and we expect further demand improvements in 2011. We continue to experience strong demand in several of our key businesses, including automotive and office furniture. In contrast, store fixtures volume declined during the first quarter as these operations faced difficult prior year comparisons related to high levels of remodeling activity by large customers during the first quarter of 2010.

Our current productive capacity should readily accommodate unit volume-related sales growth up to (or slightly above) $4 billion (assuming current sales mix). Until our productive capacity is fully utilized, each additional $100 million of sales (from incremental unit volume) should generate approximately $25 million to $35 million of additional pre-tax earnings.

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

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. During the first quarter of 2011, we announced and began implementing price increases in response to rising commodity costs, with the magnitude of these increases varying by product category. The timing of these increases generally lagged the cost inflation. As expected, first quarter earnings and margins were compressed due to the lag, but should improve in subsequent quarters.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Scrap costs increased in late 2010 and early 2011, but market prices for steel rod have also increased.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years, and in most years, have been able to pass them through to our customers. In late 2010 these costs began increasing once again, and in early 2011 we announced and began implementing price increases to recover the higher costs.

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

Competition

Many of our markets are highly competitive with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies. Many of these companies (both domestic and foreign) compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering product quality, innovation, and customer service.

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates related to safety and environmental matters. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, and large scale purchasing of raw materials and commodities. However, we have reacted to foreign competition in certain cases by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs. In instances where our customers move production of their finished products overseas, our operations must be located nearby to supply them efficiently. We currently operate 10 facilities in China.

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

RESULTS OF OPERATIONS

Discussion of Consolidated Results

First quarter sales of $896 million were 10% higher than in the first quarter of 2010. Same location sales grew 10%, primarily from unit volume growth in the Specialized Products and Industrial Material segments. Raw material-related price inflation contributed approximately 4% to sales.

We continue to experience strong demand in several of our key businesses, including automotive and office furniture. In contrast, store fixtures volume declined versus the prior year as this business faced very difficult comparisons related to high levels of remodeling activity by large customers during the first quarter of 2010.

Earnings per share from continuing operations for the quarter were $.30 per diluted share. In the first quarter of 2010, earnings per share from continuing operations were also $.30. First quarter 2011 earnings benefited from higher unit volumes, but this benefit was offset by higher-cost raw materials.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.

Our LIFO expense estimate for the full year is $22 million and incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in the remaining quarters.

The following table contains the LIFO expense included in earnings for each of the periods presented:

	Three Months Ended March 31,
	2011	2010
LIFO expense	$5.5	$2.1

Interest and Income Taxes

First quarter 2011 interest expense from continuing operations was level with the first quarter of 2010. Interest expense for the full year 2011 is expected to be slightly higher than in 2010.

The reported first quarter consolidated worldwide effective tax rate was 30%, compared to 31% for the same quarter last year. The 2011 effective rate was slightly lower primarily due to changes in the mix of earnings among various tax jurisdictions. We anticipate that the effective rate for the remainder of 2011 will remain below 31%, but that is dependent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of any tax law changes.

Discussion of Segment Results

First Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables.

	Three Months ended March 31, 2011 Net Sales	Three Months ended March 31, 2010 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$459.8	$434.4	$25.4	5.8%	5.8%
Commercial Fixturing & Components	129.0	141.7	(12.7)	(9.0)	(9.0)
Industrial Materials	210.3	177.1	33.2	18.7	19.3
Specialized Products	174.8	136.4	38.4	28.2	28.0

Total	973.9	889.6	84.3	9.5
Intersegment sales	(78.1)	(73.2)	(4.9)

External sales	$895.8	$816.4	$79.4	9.7%	9.8%

	Three Months ended March 31, 2011 EBIT	Three Months ended March 31, 2010 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Residential Furnishings	$42.1	$49.1	$(7.0)	(14.3)%	9.2%	11.3%
Commercial Fixturing & Components	8.2	7.9	.3	3.8	6.4	5.6
Industrial Materials	14.0	13.4	.6	4.5	6.7	7.6
Specialized Products	18.1	8.4	9.7	115.5	10.4	6.2
Intersegment eliminations & other	(2.7)	.5	(3.2)
Change in LIFO reserve	(5.5)	(2.1)	(3.4)

Total	$74.2	$77.2	$(3.0)	(3.9)%	8.3%	9.5%

(1)	The change in sales not attributable to acquisitions or divestitures; sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

First quarter sales in this segment grew 6%, reflecting a combination of raw material related price increases (including those implemented in the second quarter of 2010) and modest unit volume growth.

In our U.S. Spring business, innerspring unit volumes decreased 2% and boxspring units grew 3%, versus a strong first quarter of 2010. In our Furniture Hardware business, unit volume increased slightly during the quarter. The continued growth in this business is primarily due to ongoing strength in motion upholstery as consumers continue to favor seating with added functionality and comfort.

EBIT (earnings before interest and income taxes) decreased $7 million versus the prior year as unit volume growth was more than offset by higher raw material costs and a reduction in the amount of income from building sales. We have implemented price increases to recover the higher raw material costs. However, as expected, there was a lag in the timing of the recovery, and margins were temporarily compressed during the quarter. The selling price increases vary by product line, ranging from approximately 8% in bedding components to more than 20% in furniture hardware as flat-rolled steel pricing has increased to a greater extent than rod and wire pricing. We continue to monitor commodity trends, and while certain of our input costs appear to have stabilized, we will adjust pricing further if we believe sustained changes in costs have occurred.

Commercial Fixturing & Components

Total sales declined $13 million, or 9%, as lower fixture and display sales were partially offset by continued growth in office furniture components.

Sales in our Fixture and Display business decreased approximately 20% versus a very strong first quarter of 2010, which included a high level of remodeling activity by some of our large, value-oriented customers.

We continue to see convincing signs of improvement in the office furniture industry. First quarter sales in our Office Furniture Components business grew approximately 20%, reflecting both market recovery and new programs that we have been awarded. Our comparisons in this business are also becoming more difficult as we anniversary some share gains and the early stages of market recovery in 2010.

EBIT was roughly flat versus the first quarter of 2010. The impact from lower sales was offset by a gain associated with the sale of a building.

Industrial Materials

Total sales increased $33 million, or 19%, reflecting steel-related price inflation and higher unit volumes in all major areas of the segment.

EBIT improved slightly, as the earnings benefit from higher sales was largely offset by higher raw material costs and the absence of a divestiture gain in the first quarter of last year. Price increases have been implemented to recover the higher steel costs, and as a result, margins should improve in subsequent quarters.

Specialized Products

Total sales increased $38 million, or 28%, reflecting continued strength in global automotive demand, as well as growth in Machinery and Commercial Vehicle Products.

Higher sales and a reduction in non-operating costs (including litigation reserves, asset impairments and restructuring-related charges) led to increased EBIT and EBIT margins during the quarter. These improvements were partially offset by higher raw material costs.

Discontinued Operations

The sale of the last business reported as discontinued operations was completed in third quarter 2010. There was no discontinued operations activity in first quarter 2011. Losses from discontinued operations in first quarter of 2010 were less than $1 million.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Working capital trends

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2011, we expect cash flow from operations to exceed $300 million. Net debt to net capital increased from 23.3% at year-end 2010 to 27.5% as of March 31, 2011. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at March 31, 2011 and December 31, 2010 is presented on page 26.

Uses of Cash

Finance Capital Requirements

Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity; they should approximate $85 million in 2011. Capital expenditures have declined in recent years. In all our businesses, we continue to invest in the maintenance of facilities and equipment. However, with the sales volume contraction (versus 2008 levels) and the resulting excess productive capacity across our operations, we have significantly reduced spending on expansion projects.

Some of our long-term growth will likely occur through carefully screened acquisitions. During the past few years, acquisitions were a lower priority as we were primarily focused on completing the divestitures and improving margins and returns of our existing businesses. Beginning last fall, we stepped up our solicitation activity and are beginning to see some new opportunities enter the pipeline; however, no significant deals are imminent. These targets must meet stringent screening criteria, including high confidence in value creation and sustainable competitive advantage in attractive markets.

Pay Dividends

We expect to continue returning cash to shareholders, and higher annual dividends are one means by which that should occur. In February 2011 we declared a quarterly dividend of $.27 per share. Our targeted dividend payout is approximately 50-60% of net earnings, but actual payout has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $155 million on dividends in 2011, roughly the same as in 2010, with expected reduction in number of shares offsetting expected dividend increases. Cash from operations has been, and is expected to continue to be, sufficient to readily fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2011, we repurchased 5.4 million shares of our stock and issued 1.8 million shares through employee benefit and stock purchase plans. As a result, shares outstanding decreased to 142.6 million. We expect to repurchase additional shares in 2011, with the amount of purchases dependent on factors such as general economic conditions, level of demand in our end markets, the price of our stock and the availability of excess cash. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2011.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the three months ended March 31, 2011 was $47 million compared to $51 million for the same period last year. Increased working capital, which resulted primarily from higher sales and raw material inflation, led to the decrease in cash flow versus first quarter 2010. Although working capital dollars increased since the end of the year, working capital as a percent of sales was roughly flat. For the full year 2011, we expect cash from operations to exceed $300 million.

Working Capital Trends

The following chart presents key working capital trends for the last five quarters:

	Mar-10	Jun-10	Sep-10	Dec-10	Mar-11
Accounts Receivable, net	$523.9	$537.2	$546.6	$478.9	$575.6
Inventory, net	$438.6	$451.5	$448.9	$435.3	$462.2
Accounts Payable	$240.6	$256.9	$232.1	$226.4	$301.8

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (quarter-to-date net sales ÷ number of days in the quarter).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).

The dollar value of all three key working capital components increased in the first quarter of 2011 primarily due to increased sales and corresponding raw material purchases, along with inflation in raw material costs.

•

Accounts Receivable and Days Sales Outstanding (DSO) — DSO increased to 58 days during the quarter, but this is not indicative of any changes in payment trends or credit worthiness of customers, and is consistent with our historical range. We continue to focus on collection efforts to ensure customer accounts are paid on time. As part of our quarterly accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in determining if outstanding amounts are collectible.

•

Inventory and Days Inventory on Hand (DIO) — DIO decreased to 57 days which reflects a reduction of inventories based upon increased first quarter sales in many of our segments. DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales and inventory purchases. We do not expect any significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

•

Accounts Payable and Days Payable Outstanding (DPO) — DPO increased to 37 days primarily due to inflation in raw material costs which accelerated in the last half of the quarter. This drove higher accounts payable balances at March 31, 2011, while our cost of goods sold for the full quarter consisted of an average of both higher and lower-cost products. We also continue to optimize payment terms with our vendors which, over time, has increased our DPO.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2011	December 31, 2010
Long-term debt outstanding:
Scheduled maturities	$763	$762
Average interest rates*	4.6%	4.6%
Average maturities in years*	4.4	4.7
Revolving credit/commercial paper	59	—

Total long-term debt	822	762
Deferred income taxes and other liabilities	201	192
Shareholders’ equity and noncontrolling interest	1,458	1,524

Total capitalization	$2,481	$2,478

Unused committed credit:
Long-term	$463	$522
Short-term	0	0

Total unused committed credit	$463	$522

Current maturities of long-term debt	$2	$2

Cash and cash equivalents	$195	$244

Ratio of earnings to fixed charges**	5.8x	5.8 x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	March 31, 2011	December 31, 2010
Debt to total capitalization:
Long-term debt	$822	$762
Current debt maturities	2	2
Cash and cash equivalents	(195)	(244)

Net debt	$629	$520

Total Capitalization	$2,481	$2,478
Current debt maturities	2	2
Cash and cash equivalents	(195)	(244)

Net capitalization	$2,288	$2,236

Long-term debt to total capitalization	33.1%	30.8%

Net debt to net capitalization	27.5%	23.3%

Total debt (which includes long-term debt and current debt maturities) increased $60 million from year-end 2010 levels. During the three-month period, we increased our commercial paper borrowings by $59 million.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of the future issuance of $200 million of debt. The credit spread over the benchmark bonds will continue to fluctuate until the contracts are settled (either upon an issuance of debt or upon their expiration). For more information on our interest rate swaps, see Footnote 12 “Risk Management and Derivative Financial Instruments” beginning on page 14.

Short Term Borrowings

We can raise cash by issuing up to $600 million of commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 14 lenders that terminates on April 30, 2012. The credit agreement allows us to issue letters of credit up to $250 million. When we issue these letters of credit, our capacity under the agreement and, consequently, our ability to issue commercial paper is reduced by a corresponding amount. Amounts outstanding at quarter and year-end related to our commercial paper program were:

(Amounts in millions)	March 31, 2011	December 31, 2010
Total program authorized	$600	$600
Less: commercial paper outstanding (classified as long-term debt)	(59)	—
Letters of credit issued under the credit agreement	(78)	(78)

Total program usage	(137)	(78)

Total program available	$463	$522

The average and maximum amount of commercial paper outstanding for the quarter were $53.0 million and $128.0 million, respectively. Commercial paper during the quarter fluctuated due to normal changes in working capital funding requirements. The amount of letters of credit outstanding at quarter-end was not materially different than the amounts outstanding throughout the quarter.

We also maintain an active shelf registration. With anticipated operating cash flows, our commercial paper program and our expected ability to issue debt through our active shelf, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, fund future growth, and repay maturing debt.

Accessibility of Cash

At March 31, 2011 we had cash and cash equivalents of $195 million primarily invested in money market funds and interest-bearing bank accounts. A smaller portion was invested in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in international accounts and represent undistributed earnings from our foreign operations. The tax rules governing this area are complex. However, subject to constantly changing facts and laws, we believe we could access most of the cash without material incremental cost.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the new guidance will have a material impact on our current or future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $730.0 million carrying value by $24.3 million at March 31, 2011 and greater than its $730.0 million carrying value by $6.0 million at December 31, 2010. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at March 31, 2011 and December 31, 2010 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

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

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $866.9 million at March 31, 2011, compared to $856.3 million at December 31, 2010.

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

An evaluation as of March 31, 2011 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 13 beginning on page 16 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

ITEM 1A.	RISK FACTORS

Our 2010 Annual Report on Form 10-K filed February 24, 2011 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

	March 31, 2011 Book Value	% of Total Assets
Goodwill (fair values as of the June 2010 impairment review):
15-25% of fair value in excess of carrying value	$191.8
25%+ of fair value in excess of carrying value	748.4

Total goodwill	940.2
Other intangibles	147.9

Total goodwill and other intangibles	$1,088.1	35%

Net property, plant and equipment	$616.1
Other long-lived assets	72.3

Total net property, plant and equipment and other long- lived assets	$688.4	22%

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2011	15,225	$22.89	5,122	9,994,878
February 2011	1,609,441	$22.98	1,577,044	8,417,834
March 2011	3,342,001	$23.50	3,281,970	5,135,864

Total	4,966,667	$23.33	4,864,136

(1)	This number includes 102,531 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit 10.1	-	2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2	-	2011 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed March 30, 2011 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	-	Summary Sheet for Executive Cash Compensation, filed March 30, 2011 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	- Denotes filed herewith.
**	- Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2011 and March 31, 2010; (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 5, 2011	By:	/S/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: May 5, 2011	By:	/S/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2	2011 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed March 30, 2011 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3	Summary Sheet for Executive Cash Compensation, filed March 30, 2011 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2011.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2011 and March 31, 2010; (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.