Form 10-Q
period 2011-06-30
LEGGETT & PLATT INC
filed 2011-08-04
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock outstanding as of July 25, 2011: 141,582,977

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$203.3	$244.5
Accounts and other receivables, net	567.9	478.9
Inventories
Finished goods	291.1	241.1
Work in process	49.9	47.7
Raw materials and supplies	246.8	218.2
LIFO reserve	(80.7)	(71.7)

Total inventories, net	507.1	435.3
Other current assets	39.6	60.4

Total current assets	1,317.9	1,219.1
PROPERTY, PLANT AND EQUIPMENT - AT COST
Machinery and equipment	1,159.4	1,136.6
Buildings and other	623.3	613.0
Land	47.1	48.5

Total property, plant and equipment	1,829.8	1,798.1
Less accumulated depreciation	1,211.8	1,173.9

Net property, plant and equipment	618.0	624.2
OTHER ASSETS
Goodwill	946.7	930.3
Other intangibles, less accumulated amortization of $115.7 and $107.8 as of June 30, 2011 and December 31, 2010, respectively	143.3	152.3
Sundry	68.8	75.1

Total other assets	1,158.8	1,157.7

TOTAL ASSETS	$3,094.7	$3,001.0

CURRENT LIABILITIES
Current maturities of long-term debt	$2.2	$2.2
Accounts payable	282.3	226.4
Accrued expenses	215.1	209.5
Other current liabilities	78.2	84.9

Total current liabilities	577.8	523.0
LONG-TERM LIABILITIES
Long-term debt	856.6	762.2
Other long-term liabilities	129.2	121.9
Deferred income taxes	76.4	69.5

Total long-term liabilities	1,062.2	953.6
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	458.6	463.2
Retained earnings	2,053.7	2,033.3
Accumulated other comprehensive income	135.3	101.8
Treasury stock	(1,214.5)	(1,093.0)

Total Leggett & Platt, Inc. equity	1,435.1	1,507.3
Noncontrolling interest	19.6	17.1

Total equity	1,454.7	1,524.4

TOTAL LIABILITIES AND EQUITY	$3,094.7	$3,001.0

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions, except per share data)	2011	2010	2011	2010
Net sales	$1,841.0	$1,690.7	$945.2	$874.3
Cost of goods sold	1,489.1	1,345.5	763.3	694.6

Gross profit	351.9	345.2	181.9	179.7
Selling and administrative expenses	193.9	181.1	98.1	88.8
Amortization of intangibles	9.7	9.9	4.9	4.9
Other (income) expense, net	(5.0)	(8.1)	(.2)	.9

Earnings from continuing operations before interest and income taxes	153.3	162.3	79.1	85.1
Interest expense	18.9	18.5	9.4	9.2
Interest income	3.8	2.3	2.3	1.2

Earnings from continuing operations before income taxes	138.2	146.1	72.0	77.1
Income taxes	36.4	45.0	16.5	23.5

Earnings from continuing operations	101.8	101.1	55.5	53.6
Earnings (loss) from discontinued operations, net of tax	—	(.1)	—	.5

Net earnings	$101.8	$101.0	$55.5	$54.1
(Earnings) loss attributable to noncontrolling interest, net of tax	(2.1)	(3.2)	(.8)	(1.4)

Net earnings attributable to Leggett & Platt, Inc.	$99.7	$97.8	$54.7	$52.7

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.68	$.64	$.38	$.34
Diluted	$.67	$.64	$.37	$.34
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.00	$—	$.00
Diluted	$—	$.00	$—	$.00
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.68	$.64	$.38	$.35
Diluted	$.67	$.63	$.37	$.34
Cash dividends declared per share	$.54	$.52	$.27	$.26
Average shares outstanding
Basic	147.4	152.0	145.6	151.5
Diluted	149.1	154.1	147.4	153.8

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2011	2010
OPERATING ACTIVITIES
Net earnings	$101.8	$101.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	50.6	51.3
Amortization	9.7	9.9
Provision for losses on accounts and notes receivable	5.4	5.3
Writedown of inventory	5.3	5.0
Asset impairment charges	3.4	2.3
Net gain from sales of assets and businesses	(8.8)	(12.1)
Deferred income tax expense	7.4	5.3
Stock-based compensation	21.1	21.7
Other	(2.9)	(1.5)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(82.4)	(82.7)
Increase in inventories	(71.0)	(55.8)
Increase in other current assets	(1.8)	(1.6)
Increase in accounts payable	52.0	62.1
Increase in accrued expenses and other current liabilities	11.2	7.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	101.0	117.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(37.8)	(30.0)
Purchases of companies, net of cash acquired	(4.7)	(.4)
Proceeds from sales of assets and businesses	18.6	10.8
Maturity of short-term investments	22.8	1.3
Other	(1.9)	(.8)

NET CASH USED FOR INVESTING ACTIVITIES	(3.0)	(19.1)
FINANCING ACTIVITIES
Additions to debt	98.4	68.0
Payments on debt	(14.3)	(25.5)
Dividends paid	(78.8)	(77.2)
Issuances of common stock	15.7	17.3
Purchases of common stock	(172.8)	(89.1)
Other	5.8	1.2

NET CASH USED FOR FINANCING ACTIVITIES	(146.0)	(105.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6.8	(10.5)

DECREASE IN CASH AND CASH EQUIVALENTS	(41.2)	(17.0)
CASH AND CASH EQUIVALENTS - January 1,	244.5	260.5

CASH AND CASH EQUIVALENTS - June 30,	$203.3	$243.5

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

2. NEW ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board issued guidance that removes the current presentation options for comprehensive income and requires presentation in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. The amendment is effective for our first quarter 2012 reporting, and we do not expect it to have a material impact on our financial statements.

The FASB has issued other accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our current or future financial statements.

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

The following table contains the LIFO expense included in earnings for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
LIFO expense	$9.0	$4.3	$3.5	$2.2

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

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2011:
Residential Furnishings	$922.8	$4.6	$927.4	$83.3
Commercial Fixturing & Components	265.1	2.7	267.8	15.7
Industrial Materials	311.8	127.6	439.4	27.6
Specialized Products	341.3	20.1	361.4	39.5
Intersegment eliminations				(3.8)
Change in LIFO reserve				(9.0)

	$1,841.0	$155.0	$1,996.0	$153.3

Six Months ended June 30, 2010:
Residential Furnishings	$887.7	$4.1	$891.8	$94.0
Commercial Fixturing & Components	281.4	2.1	283.5	16.6
Industrial Materials	247.6	124.2	371.8	30.2
Specialized Products	274.0	18.4	292.4	27.2
Intersegment eliminations				(1.4)
Change in LIFO reserve				(4.3)

	$1,690.7	$148.8	$1,839.5	$162.3

Three Months ended June 30, 2011:
Residential Furnishings	$465.4	$2.3	$467.7	$41.2
Commercial Fixturing & Components	137.3	1.5	138.8	7.5
Industrial Materials	166.3	62.8	229.1	13.6
Specialized Products	176.2	10.3	186.5	21.4
Intersegment eliminations				(1.1)
Change in LIFO reserve				(3.5)

	$945.2	$76.9	$1,022.1	$79.1

Three Months ended June 30 , 2010:
Residential Furnishings	$455.4	$2.0	$457.4	$44.9
Commercial Fixturing & Components	140.7	1.1	141.8	8.7
Industrial Materials	132.3	62.4	194.7	16.8
Specialized Products	145.9	10.1	156.0	18.8
Intersegment eliminations				(1.9)
Change in LIFO reserve				(2.2)

	$874.3	$75.6	$949.9	$85.1

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

	June 30, 2011	December 31, 2010
Residential Furnishings	$629.7	$645.3
Commercial Fixturing & Components	180.8	185.2
Industrial Materials	213.8	211.6
Specialized Products	224.7	207.9
Average current liabilities included in segment numbers above	413.4	381.1
Unallocated assets (1)	1,372.9	1,448.6
Difference between average assets and period-end balance sheet	59.4	(78.7)

Total assets	$3,094.7	$3,001.0

(1)	Primarily goodwill, other intangibles, cash and notes receivable

5. DISCONTINUED OPERATIONS

Exit activities associated with an extensive review of our business portfolio in 2007 (which included the divestiture of seven businesses) were substantially complete by the end of 2008. However, a small amount of subsequent activity directly related to these divestitures continued into 2010.

The sale of the last business, the Storage Products unit (previously reported in Commercial Fixturing and Components) was completed in the third quarter of 2010. No significant gain or loss was realized on the sale of this unit.

Results from discontinued operations and activity directly related to divestitures subsequent to the date of sale were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
External sales:
Commercial Fixturing & Components - Storage Products Unit	$—	$26.3	$—	$14.1

Earnings (loss):
Commercial Fixturing & Components - Storage Products Unit (1)	$—	$(.1)	$—	$.7
Subsequent activity related to divestitures completed prior to 2010	—	(.1)	—	—

Earnings (loss) before interest and income taxes	—	(.2)	—	.7
Income tax benefit (expense)	—	.1	—	(.2)

Earnings (loss) from discontinued operations, net of tax	$—	$(.1)	$—	$.5

(1)	In the first quarter of 2010, pre-tax impairment charges of $.9 were recorded to reflect an updated estimate of fair value less costs to sell.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Earnings:
Earnings from continuing operations	$101.8	$101.1	$55.5	$53.6
(Earnings) loss attributable to noncontrolling interest, net of tax	(2.1)	(3.2)	(.8)	(1.4)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders.	$99.7	$97.9	$54.7	$52.2
Earnings (loss) from discontinued operations, net of tax	—	(.1)	—	.5

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$99.7	$97.8	$54.7	$52.7

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	147.4	152.0	145.6	151.5
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.7	2.1	1.8	2.3

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	149.1	154.1	147.4	153.8

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.68	$.64	$.38	$.34
Discontinued operations	—	.00	—	.00

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.68	$.64	$.38	$.35

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.67	$.64	$.37	$.34
Discontinued operations	—	.00	—	.00

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.67	$.63	$.37	$.34

Other information:
Shares issuable under employee and non-employee stock options	11.6	12.6	11.6	12.6
Anti-dilutive shares excluded from diluted EPS computation	2.0	3.0	1.7	1.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following:

	June 30, 2011		December 31, 2010
	Current	Long-term	Current	Long-term
Trade accounts receivable	$526.1	$—	$438.3	$—
Customer-related and other notes	7.1	4.8	7.7	4.3
Notes received as partial payment for divestitures	7.4	11.0	8.0	11.1
Income tax receivables	23.6	—	25.2	—
Other receivables	30.1	—	21.8	—

Total accounts and other receivables	594.3	15.8	501.0	15.4
Allowance for doubtful accounts:
Trade accounts receivable	(26.0)	—	(22.0)	—
Customer-related and other notes	(.1)	(1.7)	(.1)	(1.1)
Notes received as partial payment for divestitures	(.3)	—	—	—

Total allowance for doubtful accounts	(26.4)	(1.7)	(22.1)	(1.1)

Total net receivables	$567.9	$14.1	$478.9	$14.3

Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.

There were no past due amounts related to notes received as partial payment for divestitures. Our investment in customer-related and other notes that were past due more than 90 days was less than $3.0 at June 30, 2011, of which approximately $1.0 had been placed on non-accrual status.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2010	2011 Charges	2011 Charge-offs, net of recoveries	Balance at June 30, 2011
Trade accounts receivable	$22.0	$4.8	$.8	$26.0
Customer-related and other notes	1.2	.3	(.3)	1.8
Notes received as partial payment for divestitures	—	.3	—	.3

	$23.2	$5.4	$.5	$28.1

8. STOCK-BASED COMPENSATION

The following table recaps the components of stock-based compensation for each period presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$3.6	$3.5	$.8	$.9
Stock-based retirement plans contributions (2)	3.5	3.6	1.4	1.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.8	.6	.2	.1
Stock-based retirement plans	1.2	1.2	.3	.3
Discount Stock Plan	.4	.4	.2	.2
Performance Stock Unit awards (3)	3.6	3.8	1.8	1.9
Restricted Stock Unit awards	1.1	.8	.6	.4
Other, primarily non-employee directors restricted stock	.6	.8	.2	.2

Total stock-based compensation expense	14.8	14.7	5.5	5.3
Employee contributions for above stock plans	6.3	7.0	2.3	3.1

Total stock-based compensation	$21.1	$21.7	$7.8	$8.4

Recognized tax benefits on stock-based compensation expense	$5.6	$5.7	$2.1	$2.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (continued)

(1)	Stock Option Grants

Our most significant stock options are granted annually in the first quarter of each year on a discretionary basis to a broad group of employees.

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

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model for all options granted in the periods presented. There were no material stock option grants during the second quarter of either year.

	Six Months Ended June 30,
	2011	2010
Options granted (in millions)	1.0	1.3
Aggregate grant date fair value	$4.9	$5.1
Weighted-average per share grant date fair value	$4.91	$4.08
Risk-free interest rate	2.7%	3.1%
Expected life in years	7.1	6.9
Expected volatility (over expected life)	33.3%	33.2%
Expected dividend yield (over expected life)	4.7%	5.2%
Cash payments to employees elected in lieu of options	$.3	$.6

(2)	Stock-Based Retirement Plans

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

SBP participants may direct their contributions into Company stock or several other investment options. Company matching contributions are invested in Company stock until the participant is vested. After vesting, the participant may re-direct company matching contributions into any of the investments offered under the plan.

Since April 1, 2011, ESUP participant contributions are credited to a diversified investment account consisting of various mutual funds and retirement target funds selected by the participant. At every bi-weekly contribution date, we add a premium contribution equal to 17.65% of the participant’s contribution to the diversified investment accounts. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units in these accounts. All company matching contributions are credited to participant’s accounts in the form of Company stock units. Participants may not diversify this portion of their accounts.

We have purchased investments intended to mirror the diversified investments selected by the participants that are a component of “Sundry” long-term assets in the accompanying Consolidated Condensed Balance Sheet. Investment experience of the actual funds, whether positive or negative, are eventually paid out in cash. All amounts deferred under this program are unfunded, unsecured obligations of the Company and are presented as a component of the “Other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheet. Both the asset and liabilities associated with this program are presented in Note 11 and are adjusted to fair value at each reporting period.

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

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented. There were no PSU’s granted during the second quarter of either year.

	Six Months Ended June 30,
	2011	2010
Total shares base award (in millions)	.3	.3
Grant date per share fair value	$25.41	$21.96

The three-year performance cycle of the 2008 award was completed on December 31, 2010. Our TSR performance, relative to the peer group, ranked among the top one-tenth of the S&P 500 companies; accordingly, participants earned 175% of the base award and .9 million shares were distributed in January 2011.

Beginning with the 2010 award (that will be settled in 2013), thirty-five percent (35%) of awards will be paid out in cash. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

	June 30, 2011	December 31, 2010
PSU liability to be settled in cash	$2.0	$1.1

9. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2011 employer contributions are not significantly different than the $8.7 previously reported at December 31, 2010.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Components of net pension expense
Service cost	$1.2	$1.1	$.6	$.5
Interest cost	6.7	6.7	3.3	3.4
Expected return on plan assets	(6.7)	(6.4)	(3.3)	(3.2)
Recognized net actuarial loss	2.0	1.8	1.0	.9

Net pension expense	$3.2	$3.2	$1.6	$1.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2011	$—	$—	$1,524.4	$2,033.3	$465.2	$(1,093.0)	$17.1	$101.8
Net earnings	55.5	101.8	101.8	101.8	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	(.8)	(2.1)	—	(2.1)	—	—	2.1	—
Dividends declared	—	—	(77.4)	(79.3)	1.9	—	—	—
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	(177.5)	—	—	(177.5)	—	—
Treasury stock issued	—	—	26.1	—	(29.9)	56.0	—	—
Foreign currency translation adjustments	15.1	36.4	36.8	—	—	—	.4	36.4
Cash flow hedges, net of tax	(4.5)	(3.7)	(3.7)	—	—	—	—	(3.7)
Defined benefit pension plans, net of tax	.5	.8	.8	—	—	—	—	.8
Stock options and benefit plan transactions, net of tax	—	—	23.4	—	23.4	—	—	—

Ending balance, June 30, 2011	$65.8	$133.2	$1,454.7	$2,053.7	$460.6	$(1,214.5)	$19.6	$135.3

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2010	$—	$—	$1,575.5	$2,013.3	$469.7	$(1,033.8)	$21.5	$104.8
Net earnings	54.1	101.0	101.0	101.0	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.4)	(3.2)	—	(3.2)	—	—	3.2	—
Dividends declared	—	—	(76.7)	(78.8)	2.1	—	—	—
Dividends paid to noncontrolling interest	—	—	(1.7)	—	—	—	(1.7)	—
Treasury stock purchased	—	—	(91.1)	—	—	(91.1)	—	—
Treasury stock issued	—	—	33.1	—	(8.6)	41.7	—	—
Foreign currency translation adjustments	(35.6)	(59.1)	(59.1)	—	—	—	—	(59.1)
Cash flow hedges, net of tax	(3.6)	(4.0)	(4.0)	—	—	—	—	(4.0)
Other	—	—	.1	—	—	—	.1	—
Defined benefit pension plans, net of tax	.5	1.0	1.0	—	—	—	—	1.0
Stock options and benefit plan transactions, net of tax	—	—	10.2	—	10.2	—	—	—
Ending balance, June 30, 2010	$14.0	$35.7	$1,488.3	$2,032.3	$473.4	$(1,083.2)	$23.1	$42.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2010	$147.2	$.1	$(42.5)	$104.8
Period change - gross	(59.1)	(6.4)	1.6	(63.9)
Period change - income tax effect	—	2.4	(.6)	1.8

Balance June 30, 2010	$88.1	$(3.9)	$(41.5)	$42.7

Balance January 1, 2011	$151.1	$1.4	$(50.7)	$101.8
Period change - gross	36.4	(5.9)	1.3	31.8
Period change - income tax effect	—	2.2	(.5)	1.7

Balance June 30, 2011	$187.5	$(2.3)	$(49.9)	$135.3

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

Items measured at fair value on a recurring basis

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23.8	$—	$—	$23.8
Bank time deposits with original maturities of three months or less	—	82.5	—	82.5
Short-term investments:
Bank time deposits with original maturities of greater than three months	—	—	—	—
Derivative assets	—	1.3	—	1.3
Diversified investments associated with the ESUP	.9	—	—	.9

Total assets	$24.7	$83.8	$—	$108.5

Liabilities:
Derivative liabilities	$.7	$5.1	$—	$5.8
Liabilities associated with the ESUP	.9	—	—	.9

Total liabilities	$1.6	$5.1	$—	$6.7

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

The fair value for fixed rate debt was greater than its $730.0 carrying value by $47.0 at June 30, 2011 and greater than its $730.0 carrying value by $6.0 at December 31, 2010.

Items measured at fair value on a non-recurring basis

The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.

Goodwill

We perform an annual review for potential goodwill impairment in June of each year and as triggering events occur. The goodwill impairment review performed in June 2011 indicated no goodwill impairments.

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

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2011 review are presented in the table below. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Percentage of fair value in excess of carrying value	June 30, 2011 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-40%	$542.6	2.0% - 6.5%	3%	9.5% - 11.5%
40%+	404.1	2.3% - 5.2%	3%	8.5%

	$946.7	2.0% - 6.5%	3%	8.5% - 11.5%

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. FAIR VALUE (continued)

Fixed Assets

We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairments for the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Continuing operations	$3.4	$1.4	$.4	$—
Discontinued operations	—	.9	—	—

Total asset impairments	$3.4	$2.3	$.4	$—

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

	Total USD Equivalent Notional Amount	As of June 30, 2011
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$7.6	$—	$—	$.6	$.1
Interest rate hedges	200.0	—	1.0	—	3.8
Currency Hedges:
- Future USD sales of Canadian subsidiaries	3.1	.3	—	—	—
- Future USD cost of goods sold of Canadian subsidiaries	5.2	—	—	.3	—
- Future USD cost of goods sold of European subsidiary	1.4	—	—	.1	—

Total cash flow hedges		.3	1.0	1.0	3.9
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	—	—	.1	—
USD inter-company note receivable on a Swiss subsidiary	14.5	—	—	—	.1
USD inter-company note receivable on an European subsidiary	3.5	—	—	.2	—

Total fair value hedges		—	—	.3	.1

Derivatives not designated as hedging instruments
Hedge of EUR cash on a UK subsidiary	3.5	—	—	.1	—
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	—	—	.4

		$.3	$1.0	$1.4	$4.4

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

Cash Flow Hedges

At June 30, 2011 and December 31, 2010, we had outstanding derivative financial instruments that hedged forecasted transactions and anticipated cash flows. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges manage natural gas commodity price risk. All commodity hedges at June 30, 2011 had maturities of less than two years. We routinely hedge commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at June 30, 2011 and December 31, 2010 had maturity dates within one year. In general, foreign currency cash flow hedges have maturities within two years.

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

Derivatives Not Designated as Hedging Instruments

At June 30, 2011 and December 31, 2010, we had two derivative transactions that did not qualify for hedge accounting treatment. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and economically offset the gains or losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

Derivatives designated as hedging instruments	Income Statement Caption	Amount of Gain (Loss) Recorded in Income Six Months Ended June 30		Amount of Gain (Loss) Recorded in Income Three Months Ended June 30
		2011	2010	2011	2010
Commodity cash flow hedges	Cost of goods sold	$(.6)	$(.5)	$(.2)	$(.3)
Foreign currency cash flow hedges	Net Sales	.2	.4	.1	.3

Total cash flow hedges		(.4)	(.1)	(.1)	—
Fair value hedges	Other expense (income), net	(.2)	.1	(.2)	(.3)
Derivatives not designated as hedging instruments
Hedge of EUR cash- UK subsidiary	Other expense (income), net	(.1)	—	(.1)	—
Hedge of EUR inter-company note receivable- European subsidiary	Other expense (income), net	(2.1)	5.1	(.6)	2.4
Hedge of EUR inter-company note receivable- European subsidiary	Interest expense	(.1)	(.1)	—	(.1)

Total derivative instruments		$(2.9)	$5.0	$(1.0)	$2.0

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. CONTINGENCIES (continued)

Although part of the claims were dismissed by the Court before and during trial, a jury, on April 12, 2010, found four statements in the video were false and deliberate and awarded $10 in disgorgement damages against Gamber. On August 16, 2010, the Court: (a) reduced the jury verdict to approximately $0.5; (b) granted NPI attorney fees and costs in an amount to be determined; and (c) granted an injunction requiring Gamber to notify its distributors and resellers of the verdict. The Court subsequently awarded NPI $2.0 in attorney fees and costs.

We believe that Gamber has valid bases upon which the appellate court could overturn the verdict and the award of attorney fees and costs. On September 17, 2010, NPI filed an appeal to the Ninth Circuit Court of Appeals. Gamber has also filed an appeal. We established an accrual for this suit in an amount we believe is probable. Also, we believe that it is probable that at least part of the verdict, attorney fees and costs will be covered by insurance, but that coverage is subject to the insurance company’s reservation of rights. We do not expect that the outcome of this suit will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals.

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

We do not expect that the outcome of this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Antitrust Lawsuits

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts against over 20 defendants alleging that competitors of our carpet underlay division and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. antitrust laws.

A number of these lawsuits have been voluntarily dismissed without prejudice. Of the cases remaining, we have been named as a defendant in (a) four direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed March 21, 2011(although the underlying lawsuits do not name us as a defendant); (c) an individual direct purchaser case filed on March 22, 2011; and (d) an indirect purchaser class action case filed on

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. CONTINGENCIES (continued)

May 23, 2011. All pending cases in which we have been named as a defendant have been filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196.

In these actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss direct purchaser and indirect purchaser class actions, for failure to state a legally valid claim. On July 19, 2011, the Court denied the motions to dismiss.

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

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, power foundations, bed frames, ornamental beds and geo components. This segment generated approximately 47% of total sales during the first half of 2011.

Commercial Fixturing & Components: Operations in this segment, which contributed approximately 13% of first half 2011 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply fabricated wire products, such as shaped wire for automotive and medical supply application; tying heads, boxed wire, and parts for automatic baling equipment; coated wire products, including dishwasher racks; and wire retail fixtures and point-of-purchase displays. This segment generated approximately 22% of our total sales during the first six months of 2011.

Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 18% of first half 2011 total sales.

Total Shareholder Return

Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We seek to achieve TSR in the top one-third of the S&P 500 over the long-term through a balanced approach that employs all four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. To date, for the three-year measurement period that began January 1, 2009, we have so far (over the last 31 months) generated TSR of 23% per year on average, while the S&P 500 index generated average TSR of 18% per year. Accordingly, our 2009-2011 TSR ranks among the top half of the companies in the S&P 500 index.

Beginning in 2008, we introduced TSR-based incentives (based on our performance compared to the performance of a group of 320 peers) for senior executives and we modified business unit bonuses to give more importance to achieving higher returns on the assets under their direct control.

Customers

We serve a broad suite of customers, with our largest customer representing about 6% of our sales as of year-end 2010. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition.

Market Demand

Market demand (including product mix) is impacted by several economic factors, with consumer confidence being particularly significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All these factors influence consumer spending on durable goods, and therefore affect demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one-quarter of our sales.

Improved market demand led to higher sales and earnings in 2010. In the first half of 2011, unit volumes grew, primarily reflecting demand strength in our automotive and office furniture businesses. In contrast, unit volumes declined in most of our residential businesses, reflecting continued uncertainty on the part of consumers. Store fixtures volume also declined during the first half of 2011 as these operations faced difficult prior year comparisons related to high levels of remodeling activity by large customers in 2010.

When demand improves, given our spare production capacity, our sales can rebound to nearly $4.5 billion without the need for significant investment in plant expansion. As a result we have meaningful operating leverage that should benefit future earnings.

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

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. In early 2011, we announced and began implementing price increases in response to rising commodity costs, with the magnitude of these increases varying by product category. Raw material costs have stabilized since first quarter, which has allowed pricing to catch up with the higher costs in most of our businesses.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Scrap costs increased in late 2010 and early 2011, but market prices for steel rod have also increased.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years and, in most years, have been able to pass them through to our customers. In late 2010 these costs began increasing once again and in early 2011, we announced and began implementing price increases to recover the higher costs.

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

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second Quarter:

Second quarter sales of $945 million were 8% higher than in the second quarter of 2010, from a combination of inflation (from price increases implemented to recover higher costs), currency exchange rates, and higher trade sales from our steel mill. Excluding these factors, sales during the quarter were roughly flat with the prior year.

Unit volumes declined (both year-over-year and sequentially) in most of our major residential businesses, reflecting continued uncertainty on the part of consumers and choppiness in the broader global economies. Store fixtures volume also decreased versus the prior year as this business continued to face difficult comparisons related to high levels of remodeling activity by large customers in 2010. The businesses where we saw year-over-year growth during the quarter were Automotive, Office Furniture Components, Power Foundations, Machinery, and Commercial Vehicle Products.

EBIT (earnings before interest and income taxes) decreased year-over-year as a result of unusually high selling and administrative costs. Several items contributed to this cost increase, including: pledges toward Joplin tornado relief efforts; increased professional fees; and higher trade show expenses.

Earnings per share from continuing operations for the quarter were $.37 per diluted share, which includes $.02 per share benefit from an unusual tax item. In the second quarter of 2010, earnings per share from continuing operations were $.34. As expected, earnings improved sequentially, as a result of price increases we implemented late in the first quarter to recover higher raw material costs. Raw material costs have stabilized since first quarter, which has allowed pricing to catch up with the higher costs in most of our businesses.

Six Months Ended June 30, 2011:

Sales for the first half of 2011 were $1.8 billion, 9% higher than in the first half of 2010, due to raw material-related price inflation and unit volume growth in certain of our businesses (primarily Automotive, Office Furniture Components, Power Foundations, Steel Mill, Machinery, and Commercial Vehicle Products).

Earnings per share for the first half of 2011 were $.67 per diluted share, compared to $.63 per diluted share in the first half of 2010. This increase reflects a $.02 per share benefit from the tax item noted above.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.

Our LIFO expense estimate for the full year is $18 million and incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in the remaining quarters.

The following table contains the LIFO expense included in earnings for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
LIFO expense	$9.0	$4.3	$3.5	$2.2

Interest Expense and Income Taxes

Second quarter 2011 interest expense from continuing operations was level with the second quarter of 2010. Interest expense for the full year 2011 is expected to be slightly higher than in 2010.

The reported second quarter consolidated worldwide effective tax rate was 23%, compared to 30% for the same quarter last year. The 2011 effective rate was lower primarily due to some one-time tax benefits from planning strategies, and tentative agreement with taxing authorities regarding audits. We anticipate that the effective rate for the remainder of 2011 will remain below 31%, but that is dependent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of any tax law changes.

Discussion of Segment Results

Second Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables.

	Three Months ended June 30, 2011 Net Sales	Three Months ended June 30, 2010 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$467.7	$457.4	$10.3	2.3%	2.3%
Commercial Fixturing & Components	138.8	141.8	(3.0)	(2.1)	(2.1)
Industrial Materials	229.1	194.7	34.4	17.7	17.6
Specialized Products	186.5	156.0	30.5	19.6	19.6

Total	1,022.1	949.9	72.2	7.6
Intersegment sales	(76.9)	(75.6)	(1.3)

External sales	$945.2	$874.3	$70.9	8.1%	8.1%

	Three Months ended June 30, 2011 EBIT	Three Months ended June 30, 2010 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Residential Furnishings	$41.2	$44.9	$(3.7)	(8.2)%	8.8%	9.8%
Commercial Fixturing & Components	7.5	8.7	(1.2)	(13.8)	5.4	6.1
Industrial Materials	13.6	16.8	(3.2)	(19.0)	5.9	8.6
Specialized Products	21.4	18.8	2.6	13.8	11.5	12.1
Intersegment eliminations & other	(1.1)	(1.9)	.8
Change in LIFO reserve	(3.5)	(2.2)	(1.3)

Total	$79.1	$85.1	$(6.0)	(7.1)%	8.4%	9.7%

(1)	The change in sales not attributable to acquisitions or divestitures; sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Second quarter sales in this segment grew 2%. Unit volume declined in nearly all the segment’s business units, but this contraction was more than offset by raw-material related price increases and changes in currency exchange rates. The only product line within the segment that had meaningful unit growth was Power Foundations: those operations were up 46% during the quarter.

In our U.S. Spring business, innerspring unit volumes decreased 5% and boxspring units were down 3% during the quarter. In our Furniture Hardware business, second quarter unit volume decreased 12% versus the prior year. Prior year comparisons continued to be difficult during the second quarter, in both bedding and furniture, as demand was relatively strong in 2010 through mid-year, and then weakened substantially in the back half of the year.

EBIT decreased $4 million versus the prior year primarily from lower unit volume.

Commercial Fixturing & Components

Total sales declined $3 million, or 2%, as lower Fixture and Display sales were partially offset by continued growth in Office Furniture Components. Sales in our Fixture and Display business decreased approximately 10% versus a strong second quarter of 2010, which included significant remodeling activity by some of our large, value-oriented customers.

We continue to be very pleased with the performance of our Office Furniture Components business, as that industry continues to show convincing signs of recovery. Our second quarter sales in that business unit grew approximately 15%, which is notable since we posted 20% growth in the second quarter of 2010. Comparisons in this business will become more difficult in the coming quarters.

EBIT decreased in this segment versus second quarter of 2010 primarily from lower sales.

Industrial Materials

Total sales increased $34 million, or 18%, reflecting steel-related price inflation and higher trade sales from our steel mill. Unit volumes decreased in Wire and Tubing, reflecting weakness in bedding and furniture demand, and also the second quarter disruption in automotive production.

EBIT decreased versus second quarter of 2010, primarily due to lower unit volume in Wire and Tubing, and higher raw material and transportation costs.

Specialized Products

Total sales increased $31 million, or 20%, reflecting continued strength in global automotive demand, as well as growth in Machinery and Commercial Vehicle Products. Changes in currency exchange rates also added to year-over-year sales growth during the quarter.

Higher sales led to increased EBIT during the quarter, but these gains were partially offset by higher raw material costs and currency impacts.

Discontinued Operations

The sale of the last business reported as discontinued operations was completed in third quarter 2010. There was no discontinued operations activity in second quarter 2011. Earnings from discontinued operations in second quarter of 2010 were less than $1 million.

Six-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables.

	Six Months ended June 30, 2011 Net Sales	Six Months ended June 30, 2010 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$927.4	$891.8	$35.6	4.0%	4.0%
Commercial Fixturing & Components	267.8	283.5	(15.7)	(5.5)	(5.6)
Industrial Materials	439.4	371.8	67.6	18.2	18.4
Specialized Products	361.4	292.4	69.0	23.6	23.5

Total	1,996.0	1,839.5	156.5	8.5
Intersegment sales	(155.0)	(148.8)	(6.2)

External sales	$1,841.0	$1,690.7	$150.3	8.9%	8.9%

	Six Months ended June 30, 2011 EBIT	Six Months ended June 30, 2010 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Residential Furnishings	$83.3	$94.0	$(10.7)	(11.4)%	9.0%	10.5%
Commercial Fixturing & Components	15.7	16.6	(.9)	(5.4)	5.9	5.9
Industrial Materials	27.6	30.2	(2.6)	(8.6)	6.3	8.1
Specialized Products	39.5	27.2	12.3	45.2	10.9	9.3
Intersegment eliminations & other	(3.8)	(1.4)	(2.4)
Change in LIFO reserve	(9.0)	(4.3)	(4.7)

Total	$153.3	$162.3	$(9.0)	(5.5)%	8.3%	9.6%

(1)	The change in sales not attributable to acquisitions or divestitures; sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Sales in this segment grew 4% during the first six months of 2011, reflecting a combination of raw material-related price increases (including those implemented in the first quarter of 2011) and currency factors. Unit volumes declined.

EBIT decreased $11 million versus the prior year primarily due to lower unit volume and a reduction in the amount of income from building sales.

Commercial Fixturing & Components

Total sales declined $16 million, or 6%, as lower Fixture and Display sales were partially offset by continued growth in Office Furniture Components.

EBIT declined slightly versus the first six months of 2010. The impact from lower sales was partially offset by a gain associated with the sale of a building.

Industrial Materials

Total sales increased $68 million, or 18%, reflecting steel-related price inflation and higher trade sales from our steel mill.

EBIT declined $3 million, or 9%, as the earnings benefit from higher sales was more than offset by higher raw material costs, lower unit volume in wire and tubing, and the absence of a divestiture gain in the first quarter of last year.

Specialized Products

Total sales increased $69 million, or 24%, reflecting continued strength in global automotive demand, as well as growth in Machinery and Commercial Vehicle Products. Changes in currency exchange rates also added to year-over-year sales growth.

Higher sales and a reduction in non-operating costs (including litigation reserves, asset impairments and restructuring-related charges) led to increased EBIT during the first six months of 2011. These improvements were partially offset by higher raw material costs and currency impacts.

Discontinued Operations

The sale of the last business reported as discontinued operations was completed in third quarter 2010. There was no discontinued operations activity in the first six months of 2011. Losses from discontinued operations in first six months of 2010 were less than $1 million.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Working capital trends

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2011, we expect cash flow from operations to exceed $300 million. Net debt to net capital increased from 23.3% at year-end 2010 to 28.3% as of June 30, 2011. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at June 30, 2011 and December 31, 2010 is presented on page 29.

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

Some of our long-term growth will likely occur through carefully screened acquisitions. During the past few years, acquisitions were a lower priority as we were primarily focused on completing the divestitures and improving margins and returns of our existing businesses. Beginning last fall, we stepped up our solicitation activity. Acquisition targets must meet stringent screening criteria, including high confidence in value creation and sustainable competitive advantage in attractive markets.

Pay Dividends

We expect to continue returning cash to shareholders, and higher annual dividends are one means by which that should occur. In May 2011 we declared a quarterly dividend of $.27 per share. Our targeted dividend payout is approximately 50-60% of net earnings, but actual payout has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $155 million on dividends in 2011, roughly the same as in 2010, with an expected reduction in number of shares offsetting expected dividend increases. Cash from operations has been, and is expected to continue to be, sufficient to readily fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2011, we repurchased 2.0 million shares of our stock, bringing our year to date repurchases to 7.4 million shares (which includes .7 million shares from benefit transactions that are not counted against the 10 million share authorization). We also issued .9 million shares through employee benefit and stock purchase plans. Year to date issuances for these programs are at 2.7 million shares. As a result, shares outstanding decreased to 141.5 million. We expect to repurchase additional shares in 2011, with the amount of purchases dependent on factors such as general economic conditions, level of demand in our end markets, the price of our stock and the availability of excess cash. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2011.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the six months ended June 30, 2011 was $101 million compared to $118 million for the same period last year. Increased working capital, which resulted primarily from higher sales and raw material inflation, led to the decrease in cash flow versus the first six months of 2010. For the full year 2011, we expect cash from operations to exceed $300 million.

Working Capital Trends

The following chart presents key working capital trends for the last five quarters:

	Jun-10	Sep-10	Dec-10	Mar-11	Jun-11
Accounts Receivable, net	$537.2	$546.6	$478.9	$575.6	$567.9
Inventory, net	$451.5	$448.9	$435.3	$462.2	$507.1
Accounts Payable	$256.9	$232.1	$226.4	$301.8	$282.3

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (quarter-to-date net sales ÷ number of days in the quarter).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).

With the exception of inventories, the dollar value of our other key working capital components decreased in the second quarter of 2011:

•

Accounts Receivable and Days Sales Outstanding (DSO)—Fluctuations in our quarterly DSO are consistent with our historical range, and are not indicative of any changes in payment trends or credit worthiness of customers. We continue to focus on collection efforts to ensure customer accounts are paid on time. As part of our quarterly accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in determining if outstanding amounts are collectible.

•

Inventory and Days Inventory on Hand (DIO)—DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. We do not expect any significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

•

Accounts Payable and Days Payable Outstanding (DPO)—We actively strive to optimize payment terms with our vendors, which, over the last few years, has increased our DPO by approximately ten days. The changes in our quarterly DPO fluctuate within an acceptable range based on normal operating activity.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2011	December 31, 2010
Long-term debt outstanding:
Scheduled maturities	$763	$762
Average interest rates*	4.6%	4.6%
Average maturities in years*	4.3	4.7
Revolving credit/commercial paper	94	—

Total long-term debt	857	762
Deferred income taxes and other liabilities	205	192
Shareholders’ equity and noncontrolling interest	1,455	1,524

Total capitalization	$2,517	$2,478

Unused committed credit:
Long-term	$441	$522
Short-term	0	0

Total unused committed credit	$441	$522

Current maturities of long-term debt	$2	$2

Cash and cash equivalents	$203	$244

Ratio of earnings to fixed charges**	6.0x	5.8 x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	June 30, 2011	December 31, 2010
Debt to total capitalization:
Long-term debt	$857	$762
Current debt maturities	2	2
Cash and cash equivalents	(203)	(244)

Net debt	$656	$520

Total Capitalization	$2,517	$2,478
Current debt maturities	2	2
Cash and cash equivalents	(203)	(244)

Net capitalization	$2,316	$2,236

Long-term debt to total capitalization	34.0%	30.8%

Net debt to net capitalization	28.3%	23.3%

Total debt (which includes long-term debt and current debt maturities) increased $95 million from year-end 2010 levels. During the six-month period, we increased our commercial paper borrowings by $94 million.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of the future issuance of $200 million of debt. The credit spread over the benchmark bonds will continue to fluctuate until the contracts are settled (either upon an issuance of debt or upon their expiration). For more information on our interest rate swaps, see Footnote 12 “Risk Management and Derivative Financial Instruments” beginning on page 16.

Short Term Borrowings

We can raise cash by issuing up to $600 million of commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 14 lenders that terminates on April 30, 2012. We expect to renew the credit agreement (with the same borrowing capacity and with a five-year term) during the third quarter of 2011. The credit agreement allows us to issue letters of credit up to $250 million. When we issue these letters of credit, our capacity under the agreement and, consequently, our ability to issue commercial paper is reduced by a corresponding amount. Amounts outstanding at quarter and year-end related to our commercial paper program were:

(Amounts in millions)	June 30, 2011	December 31, 2010
Total program authorized	$600	$600
Less: commercial paper outstanding (classified as long-term debt)	(94)	—
Letters of credit issued under the credit agreement	(65)	(78)

Total program usage	(159)	(78)

Total program available	$441	$522

We have classified the borrowings under the commercial paper agreement at June 30, 2011 as long-term borrowings in the accompanying Consolidated Balance Sheet as we have the intent and ability to refinance these borrowings for at least one year from the balance sheet date.

The average and maximum amount of commercial paper outstanding for the quarter were $134.0 million and $164.0 million, respectively. Commercial paper during the quarter fluctuated due to normal changes in working capital funding requirements. The amount of letters of credit outstanding at quarter-end was not materially different than the amounts outstanding throughout the quarter.

We also maintain an active shelf registration. With anticipated operating cash flows, our commercial paper program and our expected ability to issue debt through our active shelf, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, fund future growth, and repay maturing debt.

Accessibility of Cash

At June 30, 2011 we had cash and cash equivalents of $203 million primarily invested in money market funds and interest-bearing bank accounts. A smaller portion was invested in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in international accounts and represent undistributed earnings from our foreign operations. The tax rules governing this area are complex. However, subject to constantly changing facts and laws, we believe we could access most of the cash without material incremental cost.

NEW ACCOUNTING STANDARDS

The FASB has issued accounting guidance effective for future periods (that we have not yet adopted), but we do not believe this new guidance will have a material impact on our future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $730.0 million carrying value by $47.0 million at June 30, 2011 and greater than its $730.0 million carrying value by $6.0 million at December 31, 2010. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at June 30, 2011 and December 31, 2010 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

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

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $887.5 million at June 30, 2011, compared to $856.3 million at December 31, 2010.

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

An evaluation as of June 30, 2011 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2011, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information in Note 13 beginning on page 18 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

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

	June 30, 2011 Book Value	% of Total Assets
Goodwill	$946.7
Other intangibles	143.3

Total goodwill and other intangibles	$1,090.0	35%

Net property, plant and equipment	$618.0
Other long - lived assets	68.8

Total net property, plant and equipment and other long - lived assets	$686.8	22%

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2011 indicated no goodwill impairments.

The ten reporting units for goodwill purposes are one level below the operating segments, and are the same as the business groups disclosed in “Item 1. Business” in Form 10-K. Fair market values of the reporting units are estimated using a discounted cash flow model and comparable market values for similar entities using price to earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the reporting unit is an important factor, but not the only factor, in the assessment.

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2011 review are presented in the table below. If actual results differ from estimates used in these calculations, we could incur future impairment charges, which could negatively impact our results of operations.

Percentage of fair value in excess of carrying value	June 30, 2011 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-40%	$542.6	2.0% - 6.5%	3%	9.5% - 11.5%
40%+	404.1	2.3% - 5.2%	3%	8.5%

	$946.7	2.0% - 6.5%	3%	8.5% - 11.5%

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2011	0	$—	0	5,135,864
May 2011	1,731,692	$26.11	1,648,346	3,487,518
June 2011	208,787	$23.75	208,787	3,278,731

Total	1,940,479	$25.86	1,857,133

(1)	This number includes 83,346 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit 10.1*	-	Summary Sheet of Director Compensation.

Exhibit 10.2*	-	The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective April 1, 2011.

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	- Denotes filed herewith.
**	- Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2011 and March 31, 2010; (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 4, 2011	By:	/S/ DAVID S. HAFFNER
David S. Haffner President and Chief Executive Officer

DATE: August 4, 2011	By:	/S/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1*	Summary Sheet of Director Compensation.

10.2*	The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective April 1, 2011.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2011.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Condensed Financial Statements (tagged as a block of text). In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.