Form 10-Q
period 2011-09-30
LEGGETT & PLATT INC
filed 2011-11-03
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common stock outstanding as of October 20, 2011: 139,132,140

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	September 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$218.8	$244.5
Accounts and other receivables, net	576.7	478.9
Inventories
Finished goods	259.9	241.1
Work in process	45.1	47.7
Raw materials and supplies	231.2	218.2
LIFO reserve	(79.7)	(71.7)

Total inventories, net	456.5	435.3
Other current assets	39.3	60.4

Total current assets	1,291.3	1,219.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,143.1	1,136.6
Buildings and other	616.1	613.0
Land	45.5	48.5

Total property, plant and equipment	1,804.7	1,798.1
Less accumulated depreciation	1,203.8	1,173.9

Net property, plant and equipment	600.9	624.2
OTHER ASSETS
Goodwill	924.8	930.3
Other intangibles, less accumulated amortization of $119.4 and $107.8 as of September 30, 2011 and December 31, 2010, respectively	139.7	152.3
Sundry	65.6	75.1

Total other assets	1,130.1	1,157.7

TOTAL ASSETS	$3,022.3	$3,001.0

CURRENT LIABILITIES
Current maturities of long-term debt	$2.1	$2.2
Accounts payable	274.2	226.4
Accrued expenses	218.9	209.5
Other current liabilities	108.8	84.9

Total current liabilities	604.0	523.0
LONG-TERM LIABILITIES
Long-term debt	897.3	762.2
Other long-term liabilities	113.2	121.9
Deferred income taxes	69.7	69.5

Total long-term liabilities	1,080.2	953.6
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	452.3	463.2
Retained earnings	2,058.8	2,033.3
Accumulated other comprehensive income	76.4	101.8
Treasury stock	(1,261.3)	(1,093.0)

Total Leggett & Platt, Inc. equity	1,328.2	1,507.3
Noncontrolling interest	9.9	17.1

Total equity	1,338.1	1,524.4

TOTAL LIABILITIES AND EQUITY	$3,022.3	$3,001.0

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2011	2010	2011	2010
Net sales	$2,781.9	$2,557.2	$940.9	$866.5
Cost of goods sold	2,259.6	2,043.3	770.5	697.8

Gross profit	522.3	513.9	170.4	168.7
Selling and administrative expenses	287.8	268.7	93.9	87.6
Amortization of intangibles	14.4	14.8	4.7	4.9
Other (income) expense, net	(4.8)	(7.5)	.2	.6

Earnings from continuing operations before interest and income taxes	224.9	237.9	71.6	75.6
Interest expense	28.5	27.8	9.6	9.3
Interest income	5.2	4.0	1.4	1.7

Earnings from continuing operations before income taxes	201.6	214.1	63.4	68.0
Income taxes	54.5	63.1	18.1	18.1

Earnings from continuing operations	147.1	151.0	45.3	49.9
Earnings (loss) from discontinued operations, net of tax	—	(.7)	—	(.6)

Net earnings	$147.1	$150.3	$45.3	$49.3
(Earnings) loss attributable to noncontrolling interest, net of tax	(2.5)	(5.1)	(.4)	(1.9)

Net earnings attributable to Leggett & Platt, Inc.	$144.6	$145.2	$44.9	$47.4

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.99	$.96	$.31	$.32
Diluted	$.98	$.95	$.31	$.31
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.00	$—	$.00
Diluted	$—	$(.01)	$—	$.00
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.99	$.96	$.31	$.31
Diluted	$.98	$.94	$.31	$.31
Cash dividends declared per share	$.82	$.79	$.28	$.27
Average shares outstanding
Basic	146.2	151.6	143.8	150.7
Diluted	147.8	153.7	145.1	152.9

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
OPERATING ACTIVITIES
Net earnings	$147.1	$150.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	73.8	76.4
Amortization	14.4	14.8
Provision for losses on accounts and notes receivable	7.2	6.2
Writedown of inventory	7.9	8.8
Asset impairment charges	3.4	2.5
Net gain from sales of assets and businesses	(9.8)	(11.3)
Deferred income tax expense	7.2	23.6
Stock-based compensation	29.3	29.8
Other	(8.6)	(1.8)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(100.7)	(102.9)
Increase in inventories	(29.1)	(54.0)
Increase in other current assets	(1.2)	12.2
Increase in accounts payable	47.0	35.8
Increase in accrued expenses and other current liabilities	14.1	18.0

NET CASH PROVIDED BY OPERATING ACTIVITIES	202.0	208.4
INVESTING ACTIVITIES
Additions to property, plant and equipment	(56.7)	(48.6)
Purchases of companies, net of cash acquired	(6.6)	(.4)
Proceeds from sales of assets and businesses	20.3	27.2
Maturity of short-term investments	22.8	1.3
Other	(2.5)	1.4

NET CASH USED FOR INVESTING ACTIVITIES	(22.7)	(19.1)
FINANCING ACTIVITIES
Additions to debt	140.1	76.3
Payments on debt	(14.9)	(47.0)
Dividends paid	(117.0)	(115.4)
Issuances of common stock	17.5	19.4
Purchases of common stock	(225.1)	(100.1)
Acquisition of noncontrolling interest	(13.1)	—
Other	5.3	.2

NET CASH USED FOR FINANCING ACTIVITIES	(207.2)	(166.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.2	(6.5)

DECREASE IN CASH AND CASH EQUIVALENTS	(25.7)	16.2
CASH AND CASH EQUIVALENTS—January 1,	244.5	260.5

CASH AND CASH EQUIVALENTS—September 30,	$218.8	$276.7

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

2. NEW ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance that removes the current presentation options for comprehensive income and requires presentation in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. The amendment is effective for our first quarter 2012 reporting, and we do not expect it to have a material impact on our financial statements.

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

The following table contains the LIFO expense (income) included in earnings for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
LIFO expense (income)	$8.1	$9.6	$(.9)	$5.3

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

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months ended September 30, 2011:
Residential Furnishings	$1,393.1	$6.7	$1,399.8	$116.8
Commercial Fixturing & Components	405.6	3.9	409.5	22.4
Industrial Materials	468.6	187.5	656.1	39.3
Specialized Products	514.6	34.4	549.0	60.1
Intersegment eliminations				(5.6)
Change in LIFO reserve				(8.1)

	$2,781.9	$232.5	$3,014.4	$224.9

Nine Months ended September 30, 2010:
Residential Furnishings	$1,329.8	$5.7	$1,335.5	$132.3
Commercial Fixturing & Components	429.9	3.1	433.0	26.6
Industrial Materials	374.4	180.6	555.0	44.8
Specialized Products	423.1	29.2	452.3	46.4
Intersegment eliminations				(2.6)
Change in LIFO reserve				(9.6)

	$2,557.2	$218.6	$2,775.8	$237.9

Three Months ended September 30, 2011:
Residential Furnishings	$470.2	$2.1	$472.3	$33.5
Commercial Fixturing & Components	140.5	1.2	141.7	6.7
Industrial Materials	156.8	59.9	216.7	11.7
Specialized Products	173.4	14.3	187.7	20.6
Intersegment eliminations				(1.8)
Change in LIFO reserve				.9

	$940.9	$77.5	$1,018.4	$71.6

Three Months ended September 30 , 2010:
Residential Furnishings	$442.1	$1.6	$443.7	$38.3
Commercial Fixturing & Components	148.5	1.0	149.5	10.0
Industrial Materials	126.8	56.4	183.2	14.6
Specialized Products	149.1	10.8	159.9	19.2
Intersegment eliminations				(1.2)
Change in LIFO reserve				(5.3)

	$866.5	$69.8	$936.3	$75.6

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

	September 30, 2011	December 31, 2010
Residential Furnishings	$631.4	$645.3
Commercial Fixturing & Components	181.7	185.2
Industrial Materials	218.4	211.6
Specialized Products	227.0	207.9
Average current liabilities included in segment numbers above	434.5	381.1
Unallocated assets (1)	1,332.0	1,448.6
Difference between average assets and period-end balance sheet	(2.7)	(78.7)

Total assets	$3,022.3	$3,001.0

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

Results from discontinued operations and activity directly related to divestitures subsequent to the date of sale were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
External sales:
Commercial Fixturing & Components—Storage Products Unit	$—	$37.1	$—	$10.8

Earnings (loss):
Commercial Fixturing & Components—Storage Products Unit (1)	$—	$(.5)	$—	$(.4)
Subsequent activity related to divestitures completed prior to 2010	—	(.5)	—	(.4)

Earnings (loss) before interest and income taxes	—	(1.0)	—	(.8)
Income tax benefit (expense)	—	.3	—	.2

Earnings (loss) from discontinued operations, net of tax	$—	$(.7)	$—	$(.6)

(1)	In the first quarter of 2010, pre-tax impairment charges of $.9 were recorded to reflect an updated estimate of fair value less costs to sell.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Earnings:
Earnings from continuing operations	$147.1	$151.0	$45.3	$49.9
(Earnings) loss attributable to noncontrolling interest, net of tax	(2.5)	(5.1)	(.4)	(1.9)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders.	$144.6	$145.9	$44.9	$48.0
Earnings (loss) from discontinued operations, net of tax	—	(.7)	—	(.6)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$144.6	$145.2	$44.9	$47.4

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	146.2	151.6	143.8	150.7
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.6	2.1	1.3	2.2

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	147.8	153.7	145.1	152.9

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.99	$.96	$.31	$.32
Discontinued operations	—	.00	—	.00

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.99	$.96	$.31	$.31

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.98	$.95	$.31	$.31
Discontinued operations	—	(.01)	—	.00

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.98	$.94	$.31	$.31

Other information:
Shares issuable under employee and non-employee stock options	11.5	12.2	11.5	12.2
Anti-dilutive shares excluded from diluted EPS computation	2.3	2.9	2.8	2.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following:

	September 30, 2011		December 31, 2010
	Current	Long-term	Current	Long-term
Trade accounts receivable	$534.6	$—	$438.3	$—
Customer-related and other notes	6.2	4.6	7.7	4.3
Notes received as partial payment for divestitures	7.4	10.4	8.0	11.1
Income tax receivables	28.1	—	25.2	—
Other receivables	25.9	—	21.8	—

Total accounts and other receivables	602.2	15.0	501.0	15.4
Allowance for doubtful accounts:
Trade accounts receivable	(23.9)	—	(22.0)	—
Customer-related and other notes	(.1)	(1.6)	(.1)	(1.1)
Notes received as partial payment for divestitures	(1.5)	(.4)	—	—

Total allowance for doubtful accounts	(25.5)	(2.0)	(22.1)	(1.1)

Total net receivables	$576.7	$13.0	$478.9	$14.3

Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.

Our investment in notes receivable that were past due more than 90 days was less than $3.5 at September 30, 2011, of which approximately $1.0 had been placed on non-accrual status.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2010	2011 Charges	2011 Charge-offs, net of recoveries	Balance at September 30, 2011
Trade accounts receivable	$22.0	$4.9	$(3.0)	$23.9
Customer-related and other notes	1.2	.4	.1	1.7
Notes received as partial payment for divestitures	—	1.9	—	1.9

	$23.2	$7.2	$(2.9)	$27.5

8. STOCK-BASED COMPENSATION

The following table recaps the components of stock-based compensation for each period presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$4.2	$4.1	$.6	$.6
Stock-based retirement plans contributions (2)	5.0	4.9	1.5	1.3
Discounts on various stock awards:
Deferred Stock Compensation Program	1.0	.8	.2	.2
Stock-based retirement plans	1.3	1.5	.1	.3
Discount Stock Plan	.6	.6	.2	.2
Performance Stock Unit awards (3)	5.4	5.7	1.8	1.9
Restricted Stock Unit awards	1.7	1.2	.6	.4
Other, primarily non-employee directors restricted stock	.8	1.1	.2	.3

Total stock-based compensation expense	20.0	19.9	5.2	5.2
Employee contributions for above stock plans	9.3	9.9	3.0	2.9

Total stock-based compensation	$29.3	$29.8	$8.2	$8.1

Recognized tax benefits on stock-based compensation expense	$7.6	$7.6	$2.0	$1.9

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

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model for all options granted in the periods presented. There were no material stock option grants during the third quarter of either year.

	Nine Months Ended September 30,
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

Since April 1, 2011, ESUP participant contributions are credited to a diversified investment account consisting of various mutual funds and retirement target funds selected by the participant. At every bi-weekly contribution date, we add a premium contribution equal to 17.65% of the participant’s contribution to the diversified investment accounts. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units in these accounts. All company matching contributions are credited to participants’ accounts in the form of Company stock units acquired at a 15% discount to the market value of the Company’s stock on the date they are allocated to the account. Participants may not diversify this portion of their accounts.

We have purchased investments intended to mirror the diversified investments selected by the participants. These investments are a component of “Other current assets” and “Sundry” long-term assets in the accompanying Consolidated Condensed Balance Sheet. Investment returns of the actual funds, whether positive or negative, are eventually paid out in cash. All amounts deferred under this program are unfunded, unsecured obligations of the Company and are presented as a component of the “Other current liabilities” and “Other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheet. Both the asset and liabilities associated with this program are presented in Note 11 and are adjusted to fair value at each reporting period.

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

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented. There were no PSU’s granted during the third quarter of either year.

	Nine Months Ended September 30,
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

	September 30, 2011	December 31, 2010
PSU liability to be settled in cash	$2.1	$1.1

9. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2011 employer contributions are not significantly different than the $8.7 previously reported at December 31, 2010.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Components of net pension expense
Service cost	$1.8	$1.6	$.6	$.5
Interest cost	10.0	10.1	3.3	3.4
Expected return on plan assets	(10.2)	(9.6)	(3.5)	(3.2)
Recognized net actuarial loss	2.9	2.8	.9	1.0

Net pension expense	$4.5	$4.9	$1.3	$1.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended Sept. 30, 2011	Nine Months Ended September 30, 2011
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2011	$—	$—	$1,524.4	$2,033.3	$465.2	$(1,093.0)	$17.1	$101.8
Net earnings	45.3	147.1	147.1	147.1	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	(.4)	(2.5)	—	(2.5)	—	—	2.5	—
Dividends declared	—	—	(116.2)	(119.1)	2.9	—	—	—
Acquisition of noncontrolling interest	—	—	(21.0)	—	(10.8)	—	(10.2)	—
Treasury stock purchased	—	—	(229.7)	—	—	(229.7)	—	—
Treasury stock issued	—	—	30.2	—	(31.2)	61.4	—	—
Foreign currency translation adjustments	(42.5)	(6.1)	(5.6)	—	—	—	.5	(6.1)
Cash flow hedges, net of tax	(17.0)	(20.7)	(20.7)	—	—	—	—	(20.7)
Defined benefit pension plans, net of tax	.6	1.4	1.4	—	—	—	—	1.4
Stock options and benefit plan transactions, net of tax	—	—	28.2	—	28.2	—	—	—

Ending balance, Sept. 30, 2011	$(14.0)	$119.2	$1,338.1	$2,058.8	$454.3	$(1,261.3)	$9.9	$76.4

	Three Months Ended Sept. 30, 2010	Nine Months Ended September 30, 2010
	Comprehensive Income Attributable to Leggett & Platt, Inc.	Comprehensive Income Attributable to Leggett & Platt, Inc.	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2010	$—	$—	$1,575.5	$2,013.3	$469.7	$(1,033.8)	$21.5	$104.8
Net earnings	49.3	150.3	150.3	150.3	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.9)	(5.1)	—	(5.1)	—	—	5.1	—
Dividends declared	—	—	(116.3)	(119.4)	3.1	—	—	—
Dividends paid to noncontrolling interest	—	—	(2.8)	—	—	—	(2.8)	—
Treasury stock purchased	—	—	(101.6)	—	—	(101.6)	—	—
Treasury stock issued	—	—	29.3	—	(20.3)	49.6	—	—
Foreign currency translation adjustments	24.8	(34.3)	(34.3)	—	—	—	—	(34.3)
Cash flow hedges, net of tax	(4.3)	(8.3)	(8.3)	—	—	—	—	(8.3)
Other	—	—	.1	—	—	—	.1	—
Defined benefit pension plans, net of tax	.3	1.3	1.3	—	—	—	—	1.3
Stock options and benefit plan transactions, net of tax	—	—	22.3	—	22.3	—	—	—

Ending balance, Sept. 30, 2010	$68.2	$103.9	$1,515.5	$2,039.1	$474.8	$(1,085.8)	$23.9	$63.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2010	$147.2	$.1	$(42.5)	$104.8
Period change—gross	(34.3)	(13.4)	2.1	(45.6)
Period change—income tax effect	—	5.1	(.8)	4.3

Balance September 30, 2010	$112.9	$(8.2)	$(41.2)	$63.5

Balance January 1, 2011	$151.1	$1.4	$(50.7)	$101.8
Period change—gross	(6.1)	(33.3)	2.2	(37.2)
Period change—income tax effect	—	12.6	(.8)	11.8

Balance September 30, 2011	$145.0	$(19.3)	$(49.3)	$76.4

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

Items measured at fair value on a recurring basis

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Bank time deposits with original maturities of three months or less	—	96.5	—	96.5
Derivative assets	—	2.7	—	2.7
Diversified investments associated with the ESUP	1.5	—	—	1.5

Total assets	$1.5	$99.2	$—	$100.7

Liabilities:
Derivative liabilities	$1.3	$32.4	$—	$33.7
Liabilities associated with the ESUP	1.7	—	—	1.7

Total liabilities	$3.0	$32.4	$—	$35.4

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

The fair value for fixed rate debt was greater than its $730.0 carrying value by $38.4 at September 30, 2011 and greater than its $730.0 carrying value by $6.0 at December 31, 2010.

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

Percentage of fair value in excess of carrying value	Sept. 30, 2011 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-40%	$530.7	2.0% - 6.5%	3%	9.5% -11.5%
40%+	394.1	2.3% - 5.2%	3%	8.5%

	$924.8	2.0% - 6.5%	3%	8.5% -11.5%

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. FAIR VALUE (continued)

Fixed Assets

We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairments for the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Continuing operations	$3.4	$1.6	$—	$.2
Discontinued operations	—	.9	—	—

Total asset impairments	$3.4	$2.5	$—	$.2

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

	Total USD Equivalent Notional Amount	As of September 30, 2011
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$7.2	$—	$—	$1.1	$.2
Interest rate hedges	200.0	—	—	29.2	—
Currency Hedges:
—Future USD sales of Canadian subsidiaries	38.0	—	—	.7	.5
—Future USD sales of Chinese subsidiary	4.3	.1	—	—	—
—Future USD cost of goods sold of Canadian subsidiaries	10.0	.5	.2	—	—
—Future USD cost of goods sold of European subsidiary	1.4	—	—	.1	—

Total cash flow hedges		.6	.2	31.1	.7
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	—	—	.6	—
USD inter-company note receivable on a Swiss subsidiary	14.5	—	—	1.3	—

Total fair value hedges		—	—	1.9	—

Derivatives not designated as hedging instruments
Hedge of EUR cash on a UK subsidiary	4.2	.3	—	—	—
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	1.6	—	—

		$.9	$1.8	$33.0	$.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

	Total USD Equivalent Notional Amount	As of December 31, 2010
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$7.3	$—	$—	$.9	$.2
Interest rate hedges	200.0	—	3.1	—	—
Currency hedges:
—Future USD cost of goods sold of Canadian subsidiaries	5.1	—	—	.1	—
—Future USD sales of a Chinese subsidiary	3.0	—	—	.1	—
—Future USD sales of Canadian subsidiaries	6.1	.4	—	—	—

Total cash flow hedges		.4	3.1	1.1	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	.1	—	—	—

Total fair value hedges		.1	—	—	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	1.7	—	—

		$.5	$4.8	$1.1	$.2

Cash Flow Hedges

We had outstanding derivative financial instruments that hedged forecasted transactions and anticipated cash flows in the periods presented above. The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

Commodity Cash Flow Hedges

The commodity cash flow hedges manage natural gas commodity price risk. All commodity hedges at September 30, 2011 had maturities of less than three years. We routinely hedge commodity price risk up to 36 months.

Foreign Currency Cash Flow Hedges

The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding as presented above had maturity dates within two years. In general, foreign currency cash flow hedges have maturities within two years.

Interest Rate Cash Flow Hedges

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 of potential future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0%. They do not hedge the credit spread over treasuries, our credit worthiness, or the market price of credit related to any future debt issuances.

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

Derivatives Not Designated as Hedging Instruments

We had three derivative transactions that did not qualify for hedge accounting treatment in the periods presented. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and economically offset the gains or losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the periods presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

Derivatives designated as hedging instruments	Income Statement Caption	Amount of Gain (Loss) Recorded in Income Nine Months Ended September 30		Amount of Gain (Loss) Recorded in Income Three Months Ended September 30
		2011	2010	2011	2010
Commodity cash flow hedges	Cost of goods sold	$(.8)	$(.8)	$(.2)	$(.3)
Foreign currency cash flow hedges	Net Sales	.5	.8	.3	.4
Foreign currency cash flow hedges	Cost of goods sold	(.3)	—	(.3)	—
Foreign currency cash flow hedges	Other expense (income), net	(.2)	—	(.2)	—

Total cash flow hedges		(.8)	—	(.4)	.1
Fair value hedges	Other expense (income), net	(1.6)	.7	(1.4)	.6

Derivatives not designated as hedging instruments
Hedge of EUR cash- UK subsidiary	Other expense (income), net	.1	—	.2	—
Hedge of EUR cash- USD subsidiary	Other expense (income), net	.3	—	.3	—
Hedge of EUR inter-company note receivable- European subsidiary	Other expense (income), net	(.1)	4.5	2.0	(.6)
Hedge of EUR inter-company note receivable- European subsidiary	Interest expense	(.2)	(.1)	(.1)	—

Total derivative instruments		$(2.3)	$5.1	$.6	$.1

13. CONTINGENCIES

We are a defendant in various proceedings involving employment, antitrust, intellectual property, environmental, taxation and other laws. When it is probable, in management’s judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings, and the total liabilities recorded are not material to our financial position.

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

On September 17, 2010, NPI filed an appeal to the Ninth Circuit Court of Appeals. Gamber has also filed an appeal. On September 7, 2011, a three judge panel of the Court of Appeals affirmed the trial court’s decision. Each party filed a request for rehearing en banc (a rehearing by the full court), which was denied on October 24, 2011. We established an accrual for this suit in an amount we believe is probable. Also, we believe that it is probable that at least part of the verdict, attorney fees and costs will be covered by insurance, but that coverage is subject to the insurance company’s reservation of rights. We do not expect that the outcome of this suit will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. The briefing process is expected to begin in November, 2011.

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. CONTINGENCIES (continued)

A number of these lawsuits have been voluntarily dismissed without prejudice. Of the cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011(although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; and (c) three individual direct purchaser cases, one filed on March 22, 2011, another amended on August 24, 2011 to remove class allegations, and the last amended on August 25, 2011 to name the company as a defendant.

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

We deny all of the allegations in these actions and will vigorously defend ourselves. This contingency is subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any. At this time, we do not believe it is probable that the outcome of these actions will have a material adverse effect on our financial condition, operating cash flows or results of operations.

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

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, power foundations, bed frames, ornamental beds and geo components. This segment generated approximately 46% of total sales during the first nine months of 2011.

Commercial Fixturing & Components: Operations in this segment, which contributed approximately 14% of the first nine months 2011 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. This segment generated approximately 22% of our total sales during the first nine months of 2011.

Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 18% of the first nine months 2011 total sales.

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

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. To date, for the three-year measurement period that began January 1, 2009, we have so far (over the last 34 months) generated TSR of 24% per year on average, while the S&P 500 index generated average TSR of 14% per year. Accordingly, our 2009-2011 TSR ranks among the top half of the companies in the S&P 500 index.

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

Improved market demand led to higher sales and earnings in 2010. In the first nine months of 2011, unit volumes grew slightly.

Raw Material Costs

In many of our businesses, we enjoy a cost advantage from buying large quantities of raw materials. This purchasing leverage is a benefit that many of our competitors generally do not have. Still, our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate.

We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs, so we also expect to realize a lag as costs decline. The margin pressure we experienced in the third quarter resulted in part from lowering our selling prices (selectively) in advance of our average cost of steel declining, in order to maintain market share.

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

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Scrap costs increased in late 2010 and 2011, but market prices for steel rod have also increased.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years and, in most years, have been able to pass them through to our customers. In late 2010 these costs began increasing once again and in early 2011, we announced and began implementing price increases to recover the higher costs.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings segment in the third quarter. As our customers changed the quantity and mix of components in their finished goods to address commodity inflation, our profit margins were negatively impacted. We must continue to find ways to assist our customers in improving the functionality and reducing the cost of their products, while providing higher margin and profit contribution for our operations.

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

The margin pressure we experienced in the third quarter resulted in part from price competition as we reduced prices (selectively) to maintain market share in light of depressed industry volume in certain of our businesses.

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

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Third Quarter:

Third quarter 2011 sales were $941 million, a 9% (or $74 million) increase versus the prior year. Sales growth is attributable to items that brought little incremental profit: inflation and currency rate fluctuation accounted for the bulk of the growth, and a change in sales at the company’s steel mill (from intra-segment to trade) provided 3% unit growth. Across the remainder of the company as a whole, unit volume was flat.

Unit volume was essentially flat versus third quarter of 2010. Raw material costs increased during the third quarter in certain of our businesses, without offsetting price recovery. We also chose to accept some business at lower-than-typical margins in order to modestly improve plant utilization. When combined with an intentional decrease in production levels, aimed at reducing inventories in the face of persistent demand weakness, earnings and margins were under pressure.

EBIT (earnings before interest and income taxes) decreased year-over-year primarily as a result of higher selling and administrative costs, competitive pricing pressure in certain product categories, customer “decontenting” (as certain customers switched to lower cost and lower value components), and our effort to reduce inventory levels by curtailing production (which also reduced overhead absorption).

Earnings per share from continuing operations for the quarter were $.31 per diluted share. In the third quarter of 2010, earnings per share from continuing operations were also $.31.

Nine Months Ended September 30, 2011:

Sales for the first nine months of 2011 were $2.8 billion, 9% higher than in the first nine months of 2010, due to raw material-related price inflation and modest unit volume growth across the Company as a whole.

Earnings per share for the first nine months of 2011 were $.98 per diluted share, compared to $.94 per diluted share for the same period of 2010. This increase includes $.02 per share from a tax item that benefitted the second quarter of 2011.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.

Our LIFO expense estimate for the full year is $11 million and incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in the fourth quarter. A LIFO benefit was recorded in the third quarter 2011 as a result of lower market prices of steel expected at year-end.

The following table contains the LIFO expense (income) included in earnings for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
LIFO expense (income)	$8.1	$9.6	$(.9)	$5.3

Interest Expense and Income Taxes

Third quarter 2011 interest expense from continuing operations was level with the third quarter of 2010. Interest expense for the full year 2011 is expected to be slightly higher than in 2010.

The reported third quarter consolidated worldwide effective tax rate was 29%, compared to 27% for the same quarter last year. The 2010 effective rate was lower than normal due to tax credit adjustments and other discrete items. In 2011, the tax rate has benefitted slightly from changes to our mix of earnings among taxing jurisdictions. We expect the 2011 full year tax rate to be substantially the same as our 27% effective tax rate for the first nine months of 2011, but is dependent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of any tax law changes.

Discussion of Segment Results

Third Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables.

	Three Months ended	Three Months ended			% Change in
	September 30, 2011 Net Sales	September 30, 2010 Net Sales	Change in Net Sales		Same Location Sales(1)
			$	%
Residential Furnishings	$472.3	$443.7	$28.6	6.4%	6.2%
Commercial Fixturing & Components	141.7	149.5	(7.8)	(5.2)	(5.2)
Industrial Materials	216.7	183.2	33.5	18.3	18.3
Specialized Products	187.7	159.9	27.8	17.4	17.4

Total	1,018.4	936.3	82.1	8.8
Intersegment sales	(77.5)	(69.8)	(7.7)

External sales	$940.9	$866.5	$74.4	8.6%	8.4%

	Three Months ended	Three Months ended			EBIT Margins(2)
	September 30, 2011 EBIT	September 30, 2010 EBIT	Change in EBIT		Three Months ended	Three Months ended
			$	%	September 30, 2011	September 30, 2010
Residential Furnishings	$33.5	$38.3	$(4.8)	(12.5)%	7.1%	8.6%
Commercial Fixturing & Components	6.7	10.0	(3.3)	(33.0)	4.7	6.7
Industrial Materials	11.7	14.6	(2.9)	(19.9)	5.4	8.0
Specialized Products	20.6	19.2	1.4	7.3	11.0	12.0
Intersegment eliminations & other	(1.8)	(1.2)	(.6)
Change in LIFO reserve	.9	(5.3)	6.2

Total	$71.6	$75.6	$(4.0)	(5.3)%	7.6%	8.7%

(1)	The change in sales not attributable to acquisitions or divestitures; sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Third quarter sales in this segment grew 6%, largely from inflation and changes in currency exchange rates. Unit volumes were up slightly.

In our U.S. Spring business, innerspring unit volumes were flat and boxspring units were up slightly during the quarter. In our Furniture Hardware business, third quarter unit volume decreased 9% versus the prior year. Again this quarter, we had significant growth in Power Foundations, with unit shipments up 46%.

EBIT decreased versus the prior year primarily from higher raw material and restructuring-related costs, competitive pricing pressure, and less favorable sales mix.

Commercial Fixturing & Components

Total sales declined $8 million, or 5%, as lower Fixture and Display sales were partially offset by continued growth in Office Furniture Components. Sales in our Fixture and Display business decreased approximately 10% versus the third quarter of 2010. Our major retail customers have significantly curtailed their current year remodeling activity.

We continue to be very pleased with the performance of our Office Furniture Components business, as that industry continues to recover. Our third quarter sales in that business unit grew approximately 7% versus a more difficult prior year comparison.

EBIT decreased in this segment versus third quarter of 2010 primarily from lower sales.

Industrial Materials

Total sales increased $34 million, or 18%, reflecting steel-related price inflation and higher trade sales from our steel mill. Unit volumes decreased in both Wire and Tubing, primarily reflecting weakness in bedding, furniture and store fixtures demand. Sales growth largely reflects a shift in sales of steel rod and billet from intra-segment (last year) to trade (this year). Intra-segment sales are not recorded in external financial results, but trade sales are; EBIT, however, is recorded in either case. As a result, more sales were recognized this year but did not result in additional EBIT.

EBIT decreased versus third quarter of 2010, primarily due to lower unit volume in Wire and Tubing, and higher raw material costs.

Specialized Products

Total sales increased $28 million, or 17%, primarily reflecting continued strength in global automotive demand, as well as growth in Machinery and Commercial Vehicle Products. Changes in currency exchange rates also added to year-over-year sales growth during the quarter.

Higher sales led to increased EBIT during the quarter, but these gains were largely offset by higher raw material costs and margin compression caused by cross currency impact.

Discontinued Operations

The sale of the last business reported as discontinued operations was completed in third quarter 2010. There was no discontinued operations activity in third quarter 2011. Earnings from discontinued operations in third quarter of 2010 were less than $1 million.

Nine-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables.

	Nine Months ended	Nine Months ended			% Change in
	September 30, 2011 Net Sales	September 30, 2010 Net Sales	Change in Net Sales		Same Location Sales(1)
			$	%
Residential Furnishings	$1,399.8	$1,335.5	$64.3	4.8%	4.7%
Commercial Fixturing & Components	409.5	433.0	(23.5)	(5.4)	(5.4)
Industrial Materials	656.1	555.0	101.1	18.2	18.4
Specialized Products	549.0	452.3	96.7	21.4	21.3

Total	3,014.4	2,775.8	238.6	8.6
Intersegment sales	(232.5)	(218.6)	(13.9)

External sales	$2,781.9	$2,557.2	$224.7	8.8%	8.8%

	Nine Months ended	Nine Months ended			EBIT Margins(2)
	Sept. 30, 2011 EBIT	Sept. 30, 2010 EBIT	Change in EBIT		Nine Months ended	Nine Months ended
			$	%	Sept. 30, 2011	Sept. 30, 2010
Residential Furnishings	$116.8	$132.3	$(15.5)	(11.7)%	8.3%	9.9%
Commercial Fixturing & Components	22.4	26.6	(4.2)	(15.8)	5.5	6.1
Industrial Materials	39.3	44.8	(5.5)	(12.3)	6.0	8.1
Specialized Products	60.1	46.4	13.7	29.5	10.9	10.3
Intersegment eliminations & other	(5.6)	(2.6)	(3.0)
Change in LIFO reserve	(8.1)	(9.6)	1.5

Total	$224.9	$237.9	$(13.0)	(5.5)%	8.1%	9.3%

(1)	The change in sales not attributable to acquisitions or divestitures; sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Sales in this segment grew 5% during the first nine months of 2011, reflecting a combination of raw material-related price increases and currency factors. Unit volumes declined slightly.

EBIT decreased $16 million versus the prior year primarily due to competitive pricing, a less favorable sales mix, and a reduction in the amount of income from building sales.

Commercial Fixturing & Components

Total sales declined $24 million, or 5%, as lower Fixture and Display sales were partially offset by continued growth in Office Furniture Components.

EBIT declined $4 million versus the first nine months of 2010. The impact from lower sales was partially offset by a gain associated with the sale of a building.

Industrial Materials

Total sales increased $101 million, or 18%, reflecting steel-related price inflation and higher trade sales from our steel mill.

EBIT declined $6 million, or 12%, primarily due to higher raw material costs, lower unit volume in wire and tubing, and the non-recurrence of a divestiture gain in the first quarter of last year.

Specialized Products

Total sales increased $97 million, or 21%, reflecting continued strength in global automotive demand, as well as growth in Machinery and Commercial Vehicle Products. Changes in currency exchange rates also added to year-over-year sales growth.

Higher sales and a reduction in non-operating costs (including litigation reserves) led to increased EBIT during the first nine months of 2011. These improvements were partially offset by higher raw material costs and margin compression caused by cross currency impact.

Discontinued Operations

The sale of the last business reported as discontinued operations was completed in third quarter 2010. There was no discontinued operations activity in the first nine months of 2011. Losses from discontinued operations in first nine months of 2010 were less than $1 million.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Working capital trends

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2011, we expect cash flow from operations to approximate $300 million. Net debt to net capital increased from 23.3% at year-end 2010 to 30.9% as of September 30, 2011. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at September 30, 2011 and December 31, 2010 is presented on page 29.

Uses of Cash

Finance Capital Requirements

Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity; they should approximate $80 million in 2011. Capital expenditures have declined in recent years. In all our businesses, we continue to invest in the maintenance of facilities and equipment. However, with the sales volume contraction (versus 2008 levels) and the resulting excess productive capacity across our operations, we have significantly reduced spending on expansion projects.

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

Pay Dividends

We expect to continue returning cash to shareholders, and higher annual dividends are one means by which that should occur. In August 2011 we increased the quarterly dividend to $.28 per share. Our targeted dividend payout is approximately 50-60% of net earnings, but actual payout has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $155 million on dividends in 2011, roughly the same as in 2010, with an expected reduction in number of shares offsetting dividend increases. Cash from operations has been, and is expected to continue to be, sufficient to readily fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2011, we repurchased 2.6 million shares of our stock, bringing our year to date repurchases to 10.1 million shares (which includes .7 million shares from benefit transactions that are not counted against the 10 million share authorization). We also issued ..2 million shares through employee benefit and stock purchase plans. Year to date issuances for these programs are at 2.9 million shares. As a result, shares outstanding decreased to 139.1 million. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2011.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the nine months ended September 30, 2011 was $202 million compared to $208 million for the same period last year. Working capital levels, primarily in inventory, decreased as we continue to closely monitor and optimize working capital levels in the face of ongoing market weakness. For the full year 2011, we expect cash from operations to approximate $300 million.

Working Capital Trends

The following chart presents key working capital trends for the last five quarters:

	Sep-10	Dec-10	Mar-11	Jun-11	Sep-11
Accounts Receivable, net	$546.6	$478.9	$575.6	$567.9	$576.7
Inventory, net	$448.9	$435.3	$462.2	$507.1	$456.5
Accounts Payable	$232.1	$226.4	$301.8	$282.3	$274.2

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (quarter-to-date net sales ÷ number of days in the quarter).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).

With the exception of accounts receivable, the dollar value of our other key working capital components decreased in the third quarter of 2011:

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

•

Inventory and Days Inventory on Hand (DIO)—DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. Our DIO in Q3 2011 decreased slightly below our normal range due to an intentional decrease in production in order to contract inventory levels. We do not expect any significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

•

Accounts Payable and Days Payable Outstanding (DPO)—We actively strive to optimize payment terms with our vendors, which, over the last few years, has increased our DPO by approximately ten days. The changes in our quarterly DPO fluctuate within an acceptable range based on normal operating activity.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2011		December 31, 2010
Long-term debt outstanding:
Scheduled maturities	$762		$762
Average interest rates*	4.6%		4.6%
Average maturities in years*	4.1		4.7
Revolving credit/commercial paper	135		—

Total long-term debt	897		762
Deferred income taxes and other liabilities	183		192
Shareholders’ equity and noncontrolling interest	1,338		1,524

Total capitalization	$2,418		$2,478

Unused committed credit:
Long-term	$465		$522
Short-term	0		0

Total unused committed credit	$465		$522

Current maturities of long-term debt	$2		$2

Cash and cash equivalents	$219		$244

Ratio of earnings to fixed charges**	5.9	x	5.8	x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	September 30, 2011	December 31, 2010
Debt to total capitalization:
Long-term debt	$897	$762
Current debt maturities	2	2
Cash and cash equivalents	(219)	(244)

Net debt	$680	$520

Total Capitalization	$2,418	$2,478
Current debt maturities	2	2
Cash and cash equivalents	(219)	(244)

Net capitalization	$2,201	$2,236

Long-term debt to total capitalization	37.1%	30.8%

Net debt to net capitalization	30.9%	23.3%

Total debt (which includes long-term debt and current debt maturities) increased $135 million from year-end 2010 levels, due entirely to increased commercial paper borrowings.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of potential future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0%. They do not hedge the credit spread over treasuries, our credit worthiness, or the market price of credit related to any future debt issuances.

For more information on our interest rate swaps, see Footnote 12 “Risk Management and Derivative Financial Instruments” beginning on page 16.

Short Term Borrowings

We can raise cash by issuing up to $600 million of commercial paper through a program that is backed by a new $600 million revolving credit agreement with a syndicate of 13 lenders that terminates on August 19, 2016. The credit agreement allows us to issue letters of credit up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement and, consequently, our ability to issue commercial paper is reduced by a corresponding amount. Amounts outstanding at quarter and year-end related to our commercial paper program were:

(Amounts in millions)	September 30, 2011	December 31, 2010
Total program authorized	$600	$600
Less: commercial paper outstanding (classified as long-term debt)	(135)	—
Letters of credit issued under the credit agreement	—	(78)

Total program usage	(135)	(78)

Total program available	$465	$522

The average and maximum amount of commercial paper outstanding for the quarter were $155.6 million and $194.9 million, respectively. Commercial paper during the quarter fluctuated due to normal changes in working capital funding requirements. We had no letters of credit outstanding under the credit agreement at quarter-end. We had $82 million of existing stand-by letters of credit outside the credit agreement to take advantage of better pricing.

We also maintain an active shelf registration with the Securities and Exchange Commission. With anticipated operating cash flows, our commercial paper program and our expected ability to issue debt through our active shelf, we believe we have sufficient funds available to support our ongoing operations, pay dividends, repurchase stock, fund future growth, and repay maturing debt.

Accessibility of Cash

At September 30, 2011 we had cash and cash equivalents of $219 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $730.0 million carrying value by $38.4 million at September 30, 2011 and greater than its $730.0 million carrying value by $6.0 million at December 31, 2010. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads over risk-free rates as compared to year-end. The fair value of fixed rate debt at September 30, 2011 and December 31, 2010 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

Interest Rate Cash Flow Hedges

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0%. They do not hedge the credit spread component of the future new debt coupon, which will continue to fluctuate until the debt issuance.

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

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $839.7 million at September 30, 2011, compared to $856.3 million at December 31, 2010.

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

Readers should review Item 1A Risk Factors in this Form 10-Q and our Form 10-K filed February 24, 2011 for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•

adverse changes in inflation, currency, political risk, U.S. or foreign laws or regulations, interest rates, housing turnover, employment levels, consumer sentiment, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel rod and scrap and other raw materials, the availability of labor, wage rates, and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations);

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to achieve expected levels of cash flow;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment; and

•	litigation including product liability and warranty, product advertising, taxation, environmental, intellectual property, anti-trust and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of September 30, 2011 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2011, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; therefore, our raw material costs move with the market. When we experience significant increases in raw material costs, we implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Also, if raw material costs decrease, we generally pass through reduced selling prices to our customers. Reduced selling prices tied to higher cost inventory reduces our segment margins and earnings. The margin pressure we experienced in the third quarter of 2011 resulted in part from lowering our selling prices selectively in advance of our average cost of steel declining, in order to maintain market share.

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

	September 30, 2011 Book Value	% of Total Assets
Goodwill	$924.8
Other intangibles	139.7

Total goodwill and other intangibles	$1,064.5	35%

Net property, plant and equipment	$600.9
Other long-lived assets	65.7

Total net property, plant and equipment and other long-lived assets	$666.6	22%

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

Percentage of fair value in excess of carrying value	Sept. 30, 2011 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
15-40%	$530.7	2.0% - 6.5%	3%	9.5% -11.5%
40%+	394.1	2.3% - 5.2%	3%	8.5%

	$924.8	2.0% - 6.5%	3%	8.5% -11.5%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2011	50,000	$21.83	50,000	3,228,731
August 2011	2,502,508	$19.58	2,502,508	726,223
September 2011	85,412	$22.04	85,412	640,811

Total	2,637,920	$19.70	2,637,920

(1)	This number does not include forfeited stock units and shares withheld for taxes in stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6. EXHIBITS

Exhibit 10.1	—	Credit Agreement, dated August 19, 2011 among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed August 19, 2011 as Exhibit 10.1 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	—	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	—	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

Exhibit 31.2*	—	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

Exhibit 32.1*	—	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

Exhibit 32.2*	—	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

Exhibit 101.INS**	—	XBRL Instance Document.

Exhibit 101.SCH**	—	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase.

*	— Denotes filed herewith.
**	— Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 3, 2011	By:	/S/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: November 3, 2011	By:	/S/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President — Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Credit Agreement, dated August 19, 2011 among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the participating banking institutions named therein, filed August 19, 2011 as Exhibit 10.1 to the Company’s Form 8-K is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2011.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.