Form 10-K
period 2011-12-31
LEGGETT & PLATT INC
filed 2012-02-24
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2011 was approximately $3,312,000,000.

There were 140,020,723 shares of the registrant’s common stock outstanding as of February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2012.

LEGGETT & PLATT, INCORPORATED—FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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
•

adverse changes in inflation, currency, political risk, U.S. or foreign laws or regulations, consumer sentiment, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;
•	our ability to pass along raw material cost increases through increased selling prices;
•	price and product competition from foreign (particularly Asian and European) and domestic competitors;
•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations and to generate future earnings from restructuring-related activities);
•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;
•	our ability to achieve expected levels of cash flow;
•	our ability to maintain and grow the profitability of acquired companies;

•

our ability to maintain the proper functioning of our internal business processes and information systems and avoid modification or interruption of such systems, through cyber-security breaches or otherwise;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment; and
•	litigation including product liability and warranty, taxation, environmental, intellectual property, anti-trust and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices, retail stores and automobiles. As discussed below, our operations are organized into 20 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Fixturing & Components; Industrial Materials; and Specialized Products.

Overview of Our Segments

Residential Furnishings Segment

Our Residential Furnishings segment began with an 1885 patent of the steel coil bedspring. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. Our range of products offers our customers a single source for many of their component needs.

Efficient manufacturing methods, internal production of key raw materials, and numerous manufacturing and assembly locations allow us to supply many customers with components at a lower cost than they can produce themselves. In addition to cost savings, sourcing components from us allows our customers to focus on designing, merchandising and marketing their products.

PART I

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Wire forms for mattress foundations

Furniture Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas
•	Springs and seat suspensions for chairs, sofas and loveseats
•	Steel tubular seat frames
•	Bed frames, ornamental beds, and “top-of-bed” accessories
•	Adjustable beds

Fabric & Carpet Underlay Group

•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing)

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

Commercial Fixturing & Components Segment

Our Fixture & Display group designs, produces, installs and manages our customers’ store fixtures projects. Our Office Furniture Components group designs, manufactures, and distributes a wide range of engineered components targeted for the office seating market.

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

Industrial Materials Segment

We believe that the quality of our products and services, together with low cost, have made us the leading U.S. supplier of drawn steel wire and a major producer of welded steel tubing. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have five wire mills that supply virtually all the wire consumed by our other domestic businesses. Our Steel Tubing business unit operates two major plants that also supply nearly all of our internal needs for welded steel tubing. In addition to supporting our internal requirements, we also supply many external customers with wire and steel tubing products.

On January 12, 2012, we completed the acquisition of Western Pneumatic Tube Holding, LLC (Western). Western is a leading provider of integral components for critical aircraft systems, and forms the new Aerospace Products business unit within the Tubing Group. Western specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs.

PART I

Products

Products manufactured or distributed by our Industrial Materials groups include:

Wire Group

•	Steel rod
•	Drawn wire
•	Steel billets
•	Fabricated wire products

Tubing Group

•	Welded steel tubing
•	Fabricated tube components
•	Titanium and nickel tubing for the aerospace industry

Customers

We use about half of our wire output and about one-quarter of our steel tubing output to manufacture our own products. For example, we use our wire and steel tubing to make:

•	Bedding and furniture components
•	Motion furniture mechanisms
•	Commercial fixtures and shelving
•	Automotive seat components and frames

The Industrial Materials segment also has a diverse group of external customers, including:

•	Bedding and furniture makers
•	Automotive seating manufacturers
•	Aerospace suppliers and OEMs
•	Lawn and garden equipment manufacturers
•	Mechanical spring makers
•	Waste recyclers and waste removal businesses
•	Medical supply businesses

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

Products

Products manufactured or distributed by our Specialized Products groups include:

Automotive Group

•	Manual and power lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Automotive control cables
•	Low voltage motors and motion assemblies
•	Formed metal and wire components for seat frames

Machinery Group

•	Full range of quilting machines for mattress covers
•	Machines used to shape wire into various types of springs
•	Industrial sewing/finishing machines

Commercial Vehicle Products Group

•	Van interiors (the racks, shelving and cabinets installed in service vans)
•	Docking stations that mount computers and other electronic equipment inside vehicles
•	Specialty trailers used by telephone, cable and utility companies

Customers

Our primary customers for the Specialized Products segment include:

•	Automobile seating manufacturers
•	Bedding manufacturers
•	Telecom, cable, home service and delivery companies

Strategic Direction

Key Financial Metric

Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends Received)/Beginning Stock Price. Our goal is to achieve TSR in the top 1/3 of the S&P 500 over the long term through a balanced approach that employs all four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. For the three-year measurement period that ended December 31, 2011 we generated TSR of 21% per year, on average, which places us in the top 38% of the S&P 500. In addition, our TSR has exceeded that of the S&P 500 index for four consecutive years.

PART I

Our incentive programs reward return generation. Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.

More Cash to Shareholders

During the past three years, we generated approximately $1.26 billion of cash flow from operations. Capital expenditures were $75 million in 2011, compared to $68 million in 2010, and $83 million in 2009.

Since late 2007, we have raised quarterly dividends by 56%, from $.18 per share to $.28 per share currently. During the past three years, we have also repurchased roughly 27 million shares of our stock (and issued approximately 11 million shares through employee benefit plans), which reduced the net outstanding shares by approximately 11%. In 2011, we repurchased approximately 10 million shares at an average per share price of $22.86 (and issued approximately 3 million shares through employee benefit plans). As discussed in more detail below under “Acquisitions,” we completed the acquisition of Western Pneumatic Tube for a cash purchase price of $188 million in January 2012. As such, we do not anticipate repurchasing a significant number of shares in 2012.

Portfolio Management

We utilize a rigorous strategic planning process to help guide future decisions regarding business unit roles, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix, or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as EBIT and EBITDA growth, operating cash flows, and return on assets. Business units in the Grow category should provide avenues for profitable growth from competitively advantaged positions in attractive markets. Core business units are expected to enhance productivity, maintain market share, and generate cash flow from operations while using minimal capital. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

Disciplined Growth

Long-term, we aim to eventually achieve consistent, profitable growth of 4-5% annually. To attain this goal, we will need to supplement the approximate 2-3% growth that our markets typically produce (in normal economic times) with two additional areas of opportunity. First, we must enhance our success rate at developing and commercializing innovative new products within markets in which we already enjoy strong competitive positions. Second, we need to uncover new growth platforms; opportunities in markets new to us, and in which we would possess a competitive advantage.

PART I

Our long-term, 4-5% annual growth objective envisions periodic acquisitions. We seek acquisitions within our growth businesses, and look for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We expect all acquisitions to (a) have a clear strategic rationale, a sustainable competitive advantage, and a strong fit with the Company; (b) create value by enhancing Total Shareholder Return, have an internal rate of return in excess of 10% and have positive discounted cash flow; (c) for stand-alone companies: generally, revenue in excess of $50 million, strong management and future growth opportunity with a strong market position in a market growing faster than GDP; and (d) for add-on companies: generally, revenue in excess of $15 million, significant synergies, and a strategic fit with an existing business unit.

Acquisitions

We had no significant acquisitions in 2009, 2010 or 2011.

In January 2012, we acquired Western Pneumatic Tube, which produces thin-walled, larger diameter, welded tubing and specialty formed products for aerospace applications. Western specializes in fabricating products from specialty materials, such as titanium and other refractory alloys, nickel-based alloys, stainless steel and other high strength metals. Western supplies its products primarily to the commercial aerospace market, but also to the defense and industrial markets. Western’s products are utilized in aircraft systems and aircraft engine systems, including fuel, hydraulic, pneumatic, environmental, life support, stability and cooling systems. Western operates two facilities: one in Kirkland, Washington, and another near San Diego, California. Western had 2011 sales of $57 million and is part of our Industrial Materials segment. The cash purchase price of $188 million was financed with proceeds from the sale of commercial paper notes under our existing commercial paper program, as discussed in Note U on page 122 of the Notes to Consolidated Financial Statements. For further information about acquisitions, see Note R on page 115 of the Notes to Consolidated Financial Statements.

Divestitures

2011 Divestiture

There were no significant divestitures in 2011.

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

PART I

We also divested five other businesses in 2008 as part of our 2007 strategic alignment, including our former Aluminum Products segment. For further information about divestitures and discontinued operations, see Note B on page 84 of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information about sales to external customers, sales by product line, earnings before interest and taxes, and total assets of each of our segments, refer to Note F on page 91 of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our external sales related to products manufactured outside the United States for the previous three years are shown below.

Our international operations are principally located in Europe, China, Canada and Mexico. The products we make in these countries primarily consist of:

Europe

•	Innersprings for mattresses
•	Wire and wire products
•	Lumbar and seat suspension systems for automotive seating
•	Machinery and equipment designed to manufacture innersprings for mattresses and other bedding-related components

China

•	Innersprings for mattresses
•	Recliner mechanisms and bases for upholstered furniture
•	Formed wire for upholstered furniture

PART I

•	Retail store fixtures and gondola shelving
•	Office furniture components, including chair bases and casters
•	Formed metal products, lumbar and seat suspension systems for automotive seating
•	Cables and small electric motors used in lumbar systems for automotive seating
•	Machinery and replacement parts for machines used in the bedding industry

Canada

•	Fabricated wire for the furniture and automotive industries
•	Chair bases, table bases and office chair controls
•	Lumbar supports for automotive seats
•	Wire and steel storage systems and racks for the interior of service vans and utility vehicles

Mexico

•	Innersprings and fabricated wire for the bedding industry
•	Retail point-of-purchase displays
•	Automotive control cable systems and seating components
•	Shafts for the appliance industry

Our international expansion strategy is to locate our operations where we believe we would possess a competitive advantage and where demand for components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them more efficiently.

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

Our Specialized Products segment, which derives 75% of its trade sales from foreign operations, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on our foreign operations and other adverse effects on our business.

PART I

Geographic Areas of Operation

We have manufacturing facilities in countries around the world, as shown below.

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
North America
Canada	■	■		■
Mexico	■		■	■
United States	■	■	■	■
Europe
Austria				■
Belgium				■
Croatia	■			■
Denmark	■
Germany				■
Hungary				■
Italy		■		■
Switzerland				■
United Kingdom	■			■
South America
Uruguay	■
Brazil	■
Asia / Pacific
China	■	■		■
India				■
South Korea				■
Africa
South Africa	■

For further information concerning our external sales related to products manufactured outside the United States and our tangible long-lived assets outside the United States, refer to Note F on page 91 of the Notes to Consolidated Financial Statements.

PART I

Sales by Product Line

The following table shows our approximate percentage of external sales by classes of similar products for the last three years:

Product Line	2011	2010	2009
Bedding Group	18%	19%	21%
Furniture Group	17	18	18
Fabric & Carpet Underlay Group	15	15	16
Wire Group	15	13	12
Automotive Group	12	11	8
Fixture & Display Group	9	11	11
Office Furniture Components Group	5	5	5
Commercial Vehicle Products Group	4	3	4
Machinery Group	3	3	3
Tubing Group	2	2	2

Distribution of Products

In each of our segments, we sell and distribute our products primarily through our own personnel. However, many of our businesses have relationships and agreements with outside sales representatives and distributors. We do not believe any of these agreements or relationships would, if terminated, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Raw Materials

The products we manufacture require a variety of raw materials. We believe that worldwide supply sources are readily available for all the raw materials we use. Among the most important are:

•	Various types of steel, including scrap, rod, wire, coil, sheet, stainless and angle iron
•	Foam scrap
•	Woven and non-woven fabrics
•	Titanium and nickel-based alloys and other high strength metals

We supply our own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture:

•	Innersprings and foundations for mattresses
•	Springs and seat suspensions for chairs and sofas
•	Automotive seating components

We supply the majority of our domestic steel rod requirements through our own rod mill. Our wire drawing mills supply nearly all of our U.S. requirements for steel wire. We also produce welded steel tubing, both for our own consumption and for sale to external customers.

PART I

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2011, our largest customer accounted for less than 6% of our consolidated revenues. Our top 10 customers accounted for approximately 22% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company, as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Furnishings, Commercial Fixturing & Components and Specialized Products segments.

Patents and Trademarks

The chart below shows the approximate number of patents issued, patents in process, trademarks registered and trademarks in process held by our operations as of December 31, 2011. No single patent or group of patents, or trademark or group of trademarks, is material to our operations, as a whole. Most of our patents relate to products sold in the Specialized Products segment, while a substantial majority of our trademarks relate to products sold in the Residential Furnishings and Specialized Products segments.

Some of our most significant trademarks include:

•	Semi-Flex® (box spring components and foundations)
•	Mira-Coil®, VertiCoil®, Lura-Flex®, Superlastic® and ComfortCore®(mattress innersprings)
•	S-cape® and Active Support Technology® (power foundations)
•	Wall Hugger® (recliner chair mechanisms)
•	Super Sagless® (motion and sofa sleeper mechanisms)
•	No-Sag® (wire forms used in seating)
•	Tack & Jump® and Pattern Link® (quilting machines)
•	Hanes® (fiber materials)
•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)

PART I

•	Spuhl® (mattress innerspring manufacturing machines)
•	Gribetz® and Porter® (quilting and sewing machines)
•	Quietflex® and Masterack® (equipment and accessories for vans and trucks)

Research and Development

We maintain research, engineering and testing centers in Carthage, Missouri and do additional research and development work at many of our other facilities. We are unable to calculate precisely the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we estimate the cost of research and development to be approximately $20 million per year in each of the last three years.

Employees

As of December 31, 2011, we had approximately 18,300 employees, of which roughly 12,900 were engaged in production. Of the 18,300, approximately 8,600 were international employees (4,900 in China). Labor unions represented roughly 15% of our employees. We did not experience any material work stoppage related to contract negotiations with labor unions during 2011. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2012. The chart below shows the approximate number of employees by segment.

As of December 31, 2010, we had approximately 19,000 employees.

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

We believe we are the largest U.S. manufacturer, in terms of revenue, of the following:

•	Components for residential furniture and bedding
•	Carpet underlay
•	Adjustable bed bases
•	Components for office furniture
•	Drawn steel wire
•	Automotive seat support and lumbar systems
•	Bedding industry machinery for wire forming, sewing and quilting
•	Thin-walled, titanium, nickel and other specialty tubing for the aerospace industry

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases, by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs.

Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 10%), these products represent a much larger portion of the total market in dollars (approximately 25%-30%) due to their higher average selling prices. We expect these products to continue to grow. Some of our traditional bedding customers are beginning to offer mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products allow our bedding customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring.

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

PART I

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

•	Residential Furnishings: typically does not exhibit any significant seasonality, except for a reduction in fourth quarter sales.
•

Commercial Fixturing & Components: generally has modestly stronger third quarter sales of its store fixture products, with the fourth quarter significantly lower. This aligns with the retail industry’s normal construction cycle—the opening of new stores and completion of remodeling projects in advance of the holiday season.

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

Government Contracts

The Company does not have a significant amount of sales derived from Government contracts subject to renegotiation of profits or termination at the election of any Government.

Environmental Regulation

Our operations are subject to federal, state, and local laws and regulations related to the protection of the environment. We have policies intended to ensure that our operations are conducted in compliance with applicable laws. While we cannot predict policy changes

PART I

by various regulatory agencies, management expects that compliance with these laws and regulations will not have a material adverse effect on our competitive position, capital expenditures, financial condition, liquidity or results of operations.

Internet Access to Information

We routinely post information for investors to our website (www.leggett.com) under the Investor Relations section. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available, free of charge, on our website as soon as reasonably practicable after electronically filed with, or furnished to, the SEC. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics, and Corporate Governance Guidelines, as well as charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors, can be found on our website under the Corporate Governance section. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Discontinued Operations

Some of our prior businesses are disclosed in our annual financial statements as discontinued operations since (i) the operations and cash flows of the businesses were clearly distinguished and have been eliminated from our ongoing operations; (ii) the businesses have been disposed of; and (iii) we do not have any significant continuing involvement in the operations of the businesses. The discontinued operations include:

•

Coated Fabrics unit (previously reported in the Residential Furnishings segment). We divested the Coated Fabrics unit in the third quarter of 2009. It sold non-slip rug underlay and shelf liners primarily to retailers and distributors.

•

Storage Products unit (previously reported in the Commercial Fixturing & Components segment). The Storage Products unit was divested in the third quarter of 2010. It sold storage racks and carts used in the food service and healthcare industries.

For further information on these discontinued operations and 2009 activity primarily related to the Aluminum Products Segment that was divested in 2008, see Note B on page 84 of the Notes to Consolidated Financial Statements.

PART I

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

Demand weakness in our markets can lead to lower unit orders, sales and earnings in our businesses. Several factors, including a weak global economy, a depressed housing market, or low consumer confidence could contribute to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends. In 2011, stagnant demand negatively impacted our major residential markets. Many consumers continued to postpone spending on larger ticket items such as bedding and furniture in the face of ongoing economic weakness. If economic and market conditions deteriorate, we may experience material negative impacts on our business, financial condition, operating cash flows and results of operations.

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

Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; therefore, our raw material costs move with the market. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Conversely, if raw material costs decrease, we generally pass through reduced selling prices to our customers. Reduced selling prices tied to higher cost inventory reduces our segment margins and earnings.

PART I

Steel is our most significant raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of fabrics and foam scrap. We experienced significant fluctuations in the cost of these commodities in recent years.

Higher raw material costs in recent years led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components were replaced with lower cost components. This primarily impacted our Residential Furnishings and Industrial Materials product mix and decreased profit margins. This trend could further negatively impact our results of operations.

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

We operate in markets that are highly competitive. We believe that most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality, performance and availability as well. We face ongoing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia and Europe. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. If we are unable to purchase key raw materials, such as steel, at prices competitive with those of foreign suppliers, our ability to maintain market share and profit margins could be harmed by foreign competitors.

Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 10%), these products represent a much larger portion of the total market in dollars (approximately 25%-30%) due to their higher average selling prices. If sales of foam or air core mattresses continue to grow appreciably, it could reduce our market share in the U.S. bedding market, and negatively impact our sales and earnings.

Our goodwill and other long-lived assets are subject to potential impairment.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2011, goodwill and other intangible assets represented approximately $1.04 billion, or approximately 36% of our total assets. In addition, net property, plant and equipment and sundry assets totaled approximately $648 million, or approximately 22% of total assets.

PART I

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2011 indicated no goodwill impairments, but fair market value for one of our ten reporting units (Fixture & Display) only exceeded book value by approximately 15%. The fair market values of all other reporting units exceeded book value by more than 30%. The goodwill associated with the Fixture & Display reporting unit was $112 million at December 31, 2011. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Retailer activity was moderately lower in 2011, and the unit did not meet expectations. If actual performance does not improve and remains at current levels, future goodwill impairments could be possible.

In December 2011, management approved a restructuring plan which primarily related to the closure of four underperforming plants. This resulted in long-lived asset impairment of $31 million. Prior to that event, our last material asset impairment occurred in 2007.

If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur impairment charges, which could negatively impact our results of operations.

We are exposed to foreign currency risk.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2011, 29% of our sales were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

Technology failures or cyber security breaches could have a material adverse effect on our operations.

We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of, and collections from, our customers, and manage the accounting for, and payment to, our vendors. Security breaches of this infrastructure can create system disruptions or unauthorized disclosure of confidential information. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. We cannot be certain that advances in criminal capabilities or new discoveries in the field of cryptography will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected.

PART I

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. We currently have 132 manufacturing locations, of which 89 are located across the United States and 43 are located in 17 foreign countries. We also have various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
United States	89	51	10	15	13
Asia	14	4	2	—	8
Europe	13	3	1	—	9
Canada	8	1	2	—	5
Mexico	5	2	—	1	2
Other	3	3	—	—	—

Total	132	64	15	16	37

Manufacturing facilities that we own produced approximately 70% of our sales in 2011. We also lease many of our manufacturing, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 99 of the Notes to Consolidated Financial Statements.

In the opinion of management the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base. Our productive capacity, in general, continues to exceed current operating levels. With our current utilization levels, we should be able to readily accommodate over $4 billion in revenue (assuming current sales mix).

To trim unproductive capacity and reduce overhead costs, management, in December 2011, approved a restructuring plan which included the closure of four underperforming branches. Of the closed branches, one was in the Residential Furnishings segment, one was in Commercial Fixturing & Components and two were in the Industrial Materials segment.

Item 3. Legal Proceedings.

The information in Note T on page 119 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.

PART I

Item 4. Mine Safety Disclosures.

Not applicable.

Supplemental Item. Executive Officers of the Registrant.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K and Item 401(b) of Regulation S-K.

The table below sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally appointed annually by the Board of Directors.

Name	Age	Position
David S. Haffner	59	President and Chief Executive Officer
Karl G. Glassman	53	Executive Vice President and Chief Operating Officer
Jack D. Crusa	57	Senior Vice President, Specialized Products
Perry E. Davis[1]	52	Senior Vice President, Residential Furnishings
David M. DeSonier	53	Senior Vice President, Strategy & Investor Relations
Scott S. Douglas	52	Senior Vice President, General Counsel
Joseph D. Downes, Jr.	67	Senior Vice President, Industrial Materials
Matthew C. Flanigan	50	Senior Vice President and Chief Financial Officer
Paul R. Hauser[2]	60	Senior Vice President, Residential Furnishings
John G. Moore	51	Senior Vice President, Chief Legal & HR Officer and Secretary
Dennis S. Park	57	Senior Vice President, Commercial Fixturing & Components
William S. Weil	53	Vice President, Corporate Controller and Chief Accounting Officer

1	Mr. Davis was appointed Senior Vice President, Residential Furnishings effective February 18, 2012.
2	Mr. Hauser retired from the Company effective February 18, 2012.

Subject to the employment and severance benefit agreements with Mr. Haffner and Mr. Glassman, and the employment agreement with Mr. Flanigan, listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors.

David S. Haffner was appointed Chief Executive Officer in 2006 and has served as President of the Company since 2002. He served as Chief Operating Officer from 1999 to 2006 and as the Company’s Executive Vice President from 1995 to 2002. He has served the Company in various capacities since 1983.

Karl G. Glassman was appointed Chief Operating Officer in 2006 and has served as Executive Vice President of the Company since 2002. He served as President of the Residential Furnishings Segment from 1999 to 2006, as Senior Vice President of the Company from 1999 to 2002 and as President of Bedding Components from 1996 to 1998. He has served the Company in various capacities since 1982.

Jack D. Crusa has served the Company as Senior Vice President since 1999 and President of Specialized Products since 2003. He previously served as President of the Industrial Materials Segment from 1999 through 2004, as President of the Automotive Group from 1996 through 1999 and in various capacities since 1986.

PART I

Perry E. Davis was appointed Senior Vice President and President of the Residential Furnishings Segment effective February 18, 2012. He previously served as Vice President of the Company, President—Bedding Group beginning in 2006, as Vice President of the Company, Executive VP of the Bedding Group and President—U.S. Spring beginning in 2005. He also served as Executive VP of the Bedding Group and President—U.S. Spring from 2004 to 2005, President—Central Division Bedding Group from 2000 to 2004, and in various capacities since 1981.

David M. DeSonier was named Senior Vice President—Strategy & Investor Relations in 2011. He was appointed Vice President—Strategy & Investor Relations in 2007 and served as Vice President—Investor Relations and Assistant Treasurer from 2002 to 2007. He joined the Company as Vice President—Investor Relations in 2000.

Scott S. Douglas was named Senior Vice President—General Counsel in 2011. He served the Company as Vice President beginning in 2008, and General Counsel beginning in 2010. He previously served as Vice President—Law and Deputy General Counsel from 2008 to 2010, Associate General Counsel—Mergers & Acquisitions from 2001 to 2007, and Assistant General Counsel from 1991 to 2001. He has served the Company in various legal capacities since 1987.

Joseph D. Downes, Jr. was appointed Senior Vice President of the Company in 2005 and President of the Industrial Materials Segment in 2004. He previously served the Company as President of the Wire Group from 1999 to 2004 and in various capacities since 1976.

Matthew C. Flanigan has served the Company as Senior Vice President since 2005 and as Chief Financial Officer since 2003. Mr. Flanigan previously served the Company as Vice President from 2003 to 2005, as Vice President and President of the Office Furniture Components Group from 1999 to 2003 and as Staff Vice President of Operations from 1997 to 1999.

Paul R. Hauser retired from the Company effective February 18, 2012. Until his retirement, Mr. Hauser served as Senior Vice President of the Company beginning in 2005 and President of the Residential Furnishings Segment beginning in 2006. He previously served as Vice President of the Company and President of the Bedding Group from 1999 to 2006. He served in various other capacities since 1980.

John G. Moore was named Senior Vice President, Chief Legal and HR Officer and Secretary in 2011. He was previously appointed Secretary in January 2010, Chief Legal and HR Officer in 2009 and Vice President—Corporate Affairs & Human Resources in 2008. He served as Vice President—Corporate Governance from 2006 to 2008, as Vice President and Associate General Counsel from 2001 to 2006, and as Managing Counsel and Assistant General Counsel from 1998 to 2001. He has served the Company in various legal capacities since 1993.

Dennis S. Park became Senior Vice President and President of the Commercial Fixturing & Components Segment in 2006. In 2004, he was named President of the Home Furniture and Consumer Products Group and became Vice President of the Company and President of Home Furniture Components in 1996. He has served the Company in various capacities since 1977.

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

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2011
First Quarter	$24.68	$22.16	82.9	$.27
Second Quarter	26.95	22.56	99.2	.27
Third Quarter	24.99	17.80	129.5	.28
Fourth Quarter	24.84	18.37	107.5	.28

For the Year	$26.95	$17.80	419.1	$1.10

2010
First Quarter	$21.99	$17.89	97.3	$.26
Second Quarter	25.15	19.99	121.0	.26
Third Quarter	23.33	18.83	90.2	.27
Fourth Quarter	24.33	19.71	103.5	.27

For the Year	$25.15	$17.89	412.0	$1.06

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 15, 2012, we had approximately 10,000 shareholders of record.

We are targeting a dividend payout ratio (dividends per share divided by earnings per share) of 50-60%, though it has been and will likely be higher for the near term. Our dividend payout percentage was 146%, 92% and 106% in 2009, 2010 and 2011, respectively. See the discussion of the Company’s targeted dividend payout under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 44.

PART II

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock during the fourth quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2011	9,740	$23.18	0	640,811
November 2011	3,279	$21.90	3,279	637,532
December 2011	0	$0	0	637,532

Total	13,019	$22.86	3,279

(1)	This number includes 9,740 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes in net option exercises and net stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2012, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2012. No specific repurchase schedule has been established. Moreover, with the $188 million cash acquisition of Western Pneumatic Tube in January 2012, the Company does not expect to purchase a significant number of shares under this authority in 2012.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2011[1]	2010	2009	2008[2], [4]	2007[3], [4]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$3,636	$3,359	$3,055	$4,076	$4,250
Earnings from Continuing Operations	156	184	121	128	65
(Earnings) attributable to Noncontrolling Interest, net of tax	(3)	(6)	(3)	(5)	(6)
Earnings (loss) from Discontinued Operations, net of tax	(0)	(1)	(6)	(19)	(70)
Net Earnings (Loss)	153	177	112	104	(11)
Earnings per share from Continuing Operations
Basic	1.05	1.17	.74	.73	.33
Diluted	1.04	1.16	.74	.73	.33
Earnings (Loss) per share from Discontinued Operations
Basic	(.00)	(.00)	(.04)	(.11)	(.39)
Diluted	(.00)	(.01)	(.04)	(.11)	(.39)
Net Earnings (Loss) per share
Basic	1.05	1.17	.70	.62	(.06)
Diluted	1.04	1.15	.70	.62	(.06)
Cash Dividends declared per share	1.10	1.06	1.02	1.00	.78

Summary of Financial Position
Total Assets	$2,915	$3,001	$3,061	$3,162	$4,072
Long-term Debt, including capital leases	$833	$762	$789	$851	$1,001

[1]	The Company incurred asset impairment charges and restructuring-related charges totaling $44 million in 2011. All of these charges were recognized in continuing operations.
[2]

The Company incurred asset impairment and restructuring-related charges totaling $84 million in 2008. Of these charges, approximately $33 million were associated with continuing operations and $51 million related to discontinued operations.

[3]

The Company incurred asset impairment and restructuring-related charges totaling $305 million in 2007. Of these charges, approximately $159 million were associated with continuing operations and $146 million related to discontinued operations.

[4]

Amounts for 2007 and 2008 were retrospectively adjusted to reflect the reclassification of noncontrolling interests from “Other expense (income), net” to “(Earnings) attributable to noncontrolling interest, net of tax” in the Consolidated Statement of Operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2011 HIGHLIGHTS

Demand improved in certain of our markets during 2011, with automotive and office furniture leading the way. In contrast, stagnant demand negatively impacted our major residential markets. Many consumers continued to postpone spending on larger-ticket items such as bedding and furniture in the face of ongoing economic weakness.

Sales growth in 2011 was driven primarily by factors that bring little incremental earnings. The main revenue catalyst was raw material-related price inflation, but currency and a change in sales at our steel mill (from intra-segment to trade) also contributed to the year-over-year increase. Across the remainder of the company as a whole, unit volume was up slightly. Earnings decreased in 2011, largely due to restructuring-related charges associated with the decision to close manufacturing facilities in certain businesses facing persistently weak market demand. With concerns about weak markets, we continued to closely monitor working capital levels, and ended the year with working capital as a percent of annualized sales well below our target.

Operating cash for the full year once again exceeded the amount required to fund capital expenditures and dividends. In August, we raised the quarterly dividend to $.28 per share and extended to 40 years our record of consecutive annual dividend increases at a 14% compound annual growth rate. We also repurchased 10 million shares of our stock during 2011.

Our financial profile remains strong. We ended 2011 with net debt to net capital below our long-term targeted range and over $500 million available under our existing commercial paper program and revolver facility. The revolving credit agreement was renewed in 2011, with a five-year term ending in 2016.

Late in the year, we announced our plan to purchase Western Pneumatic Tube, a leading provider to the aerospace industry of integral components for critical aircraft systems. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets. We completed the acquisition in early 2012.

We assess our overall performance by comparing our Total Shareholder Return (TSR), on a rolling three-year basis, to that of peer companies. We target TSR in the top one-third of the S&P 500 over the long-term. For the three years ended December 31, 2011, we generated TSR of 21% per year on average. That places us in the top 38% of the S&P 500, just shy of our top one-third goal.

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

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. For the three-year measurement period that ended December 31, 2011, we generated TSR of 21% per year on average, while the S&P 500 index generated average TSR of 14% per year. That places us in the top 38% of the S&P 500, just shy of our top one-third goal.

Our incentive programs reward return generation. Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.

Customers

We serve a broad suite of customers, with our largest customer representing less than 6% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

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

Demand improved in certain of our markets during 2011, with automotive and office furniture leading the way. In contrast, stagnant demand negatively impacted our major residential markets. Many consumers continued to postpone spending on larger-ticket items such as bedding and furniture in the face of ongoing economic weakness.

PART II

It is our belief that the U.S. economy will face headwinds for longer than we previously expected. We are no longer willing to wait for an economic recovery to bolster earnings, and as a result, we have taken further steps to improve ongoing profitability. We have closed some production facilities and reduced overhead costs. While these activities improve our cost structure, capacity utilization levels in the majority of our operations remain low. Our current productive capacity should readily accommodate sales of over $4 billion (assuming current sales mix). Until our spare capacity is fully utilized, each additional $100 million of sales from incremental unit volume is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.

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

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. In late 2009 and early 2010, steel costs increased, and we raised our selling prices to recover the majority of the higher costs. By the end of 2010, we were facing further inflation in steel costs, and we implemented additional price increases in early 2011. By mid-year, market prices for certain types of steel had begun to decrease. The margin pressure we experienced in the last half of 2011 resulted in part from lowering our selling prices (selectively) in advance of our average cost of steel declining, in order to maintain market share and minimize deterioration in product mix.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Scrap costs increased in 2010, and while market prices for steel rod also increased, those increases did not keep pace with escalating scrap costs. As a result, metal margins within the steel industry (and in our rod producing operation) were lower during 2010. Scrap costs increased further in early 2011 but market prices for steel rod also increased. Metal margins for the full year 2011 were slightly improved.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years, and in most years, have been able to pass them through to our customers. In late 2010 these costs began increasing, and in early 2011, we implemented price increases to recover the majority of the higher costs.

PART II

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings segment in the last half of 2011 (however selective selling price reductions helped contain this activity). As our customers changed the quantity and mix of components in their finished goods to address commodity inflation, our profit margins were negatively impacted. We must continue to find ways to assist our customers in improving the functionality and reducing the cost of their products, while providing higher margin and profit contribution for our operations.

Competition

Many of our markets are highly competitive with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies. Many of our competitors, both domestic and foreign, compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering better product quality, innovation, and customer service.

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs.

We experienced a temporary loss of market share during the last half of 2010 as certain of our bedding customers purchased a portion of their innerspring requirements from European suppliers. The opportunity to buy these components at a lower price resulted from a combination of factors: i) the weaker Euro; ii) temporarily lower wire costs; and iii) greater excess capacity as a result of economic turmoil in Europe. By the end of 2010, we had regained the majority of the lost volume. The margin pressure we experienced in the last half of 2011 resulted in part from price competition in other of our businesses as we reduced prices (selectively) to maintain market share in light of depressed industry volume.

Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 10%), these products represent a much larger portion of the total market in dollars (approximately 25%-30%) due to their higher average selling prices. We expect these products to continue to grow. Some of our traditional bedding customers are beginning to offer mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products allow our bedding customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring.

In late 2007, we filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam. We saw a distinct decline in unfair imports during 2008 after

PART II

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

2011 Restructuring Plan

In December 2011, we approved a restructuring plan to reduce our overhead costs and improve ongoing profitability. The activities primarily entailed the closure of four underperforming facilities. We incurred a $37 million pre-tax (largely non-cash) charge in the 4th quarter of 2011 primarily related to this plan, which included $31 million of long-lived asset impairments and $6 million of other restructuring-related costs. We expect an additional $2 million of restructuring costs in 2012, with these plant closures complete by mid-year.

Earnings should benefit in 2012 from the cost savings associated with the 2011 Restructuring Plan and other restructuring activity initiated in the latter part of 2011. Our 2012 forecast anticipates an approximate $15-$20 million pre-tax earnings benefit ($.07-$.10 per share) from these activities.

Discontinued Operations and Divestitures

We divested seven businesses as a part of the strategic realignment we announced in late 2007. The bulk of this activity (five of the seven divestitures) was complete by the end of 2008. In 2009, we sold the Coated Fabrics business unit, and in 2010 we divested the Storage Products business unit. Results of operations for these businesses are classified as discontinued operations in our financial statements. For more information about discontinued operations and the divestitures, see Note B to the Consolidated Financial Statements on page 84.

PART II

RESULTS OF OPERATIONS—2011 vs. 2010

Sales growth in 2011 was driven primarily by factors that bring little incremental earnings. The main revenue catalyst was raw material-related price inflation, but currency and a change in sales at our steel mill (from intra-segment to trade) also contributed to the year-over-year increase. Across the remainder of the company as a whole, unit volume was up slightly. Full-year earnings decreased, from $177 million in 2010 to $153 million in 2011 primarily from higher restructuring-related costs.

Further details about our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings during 2011, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales:
Year ended December 31, 2010	$3,359
Acquisition sales growth	3	—%
Small divestitures	(1)	—%
Internal sales increase:
Approximate inflation and currency	159	4.7%
Approximate unit volume increase	116	3.5%

Internal sales increase	275	8.2%

Year ended December 31, 2011	$3,636	8.2%

Net earnings attributable to Leggett & Platt:
(Dollar amounts, net of tax)
Year ended December 31, 2010	$177
Higher restructuring-related costs	(23)
Lower effective tax rate	6
Other factors, including slightly higher unit volume offset by higher selling and administrative, and other costs	(7)

Year ended December 31, 2011	$153

Earnings Per Share—2010	$1.15

Earnings Per Share—2011	$1.04

Sales grew 8% in 2011, largely from inflation and currency rate changes. Unit volumes grew 3% primarily due to a shift in the mix of sales at our steel mill (from intra-segment to trade). Across the bulk of our businesses, in aggregate, market demand increased slightly.

Demand improved in certain of our markets during 2011, with automotive and office furniture leading the way. In contrast, stagnant demand negatively impacted our major residential markets. Many consumers continued to postpone spending on larger-ticket items such as bedding and furniture in the face of ongoing economic weakness.

PART II

Earnings decreased in 2011, largely due to restructuring-related costs associated with the decision (in the fourth quarter) to close manufacturing facilities in certain businesses facing persistently weak market demand. Other factors, including slightly higher unit volume, a lower effective tax rate, and higher selling, administrative, and other costs essentially offset during the year.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. In both 2011 and 2010, moderate inflation led to full-year LIFO expense ($14 million in 2011 and $15 million in 2010).

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 79.

Interest and Income Taxes

Net interest expense in 2011 was roughly flat with 2010.

The 2011 consolidated worldwide effective income tax rate of 24.2% was lower than the 28.1% incurred in 2010. Several factors contributed to the reduction, including changes in our mix of earnings among taxing jurisdictions, one-time benefits from tax planning strategies, and tentative agreement reached with the IRS regarding the examination of our 2004 through 2008 tax years. As a result of the tax planning strategies and audit, we recognized tax benefits of $5 million in 2011. This is comparable to a tax benefit realized in 2010 related to the IRS examination in that year of certain tax credit claims, which was substantially offset by incremental taxes from the repatriation of certain foreign earnings in that year. We also experienced other less significant, discrete tax items (both favorable and unfavorable) that substantially offset for the year.

PART II

Segment Results

In the following section we discuss 2011 sales and earnings before interest and taxes (EBIT) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 91.

(Dollar amounts in millions)	2011	2010	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales
Residential Furnishings	$1,837	$1,747	$90	5%	5%
Commercial Fixturing & Components	507	535	(28)	(5%)	(5%)
Industrial Materials	857	725	132	18%	18%
Specialized Products	736	629	107	17%	17%

Total	3,937	3,636	301
Intersegment sales elimination	(301)	(277)	(24)

External sales	$3,636	$3,359	$277	8%	8%

	2011	2010	Change in EBIT		EBIT Margins (2)
			$	%	2011	2010
EBIT
Residential Furnishings	$138	$160	$(22)	(14%)	7.5%	9.1%
Commercial Fixturing & Components	16	23	(7)	(30%)	3.1%	4.3%
Industrial Materials	28	55	(27)	(49%)	3.3%	7.6%
Specialized Products	77	66	11	17%	10.5%	10.5%
Intersegment eliminations & other	(7)	(1)	(6)
Change in LIFO reserve	(14)	(15)	1

Total	$238	$288	$(50)	(17%)	6.5%	8.6%

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Residential Furnishings sales increased in 2011, primarily from inflation and currency, which generated little profit. Unit volume in the segment was flat. Demand in most of our residential markets continued to be soft as consumers postponed spending on larger-ticket items such as bedding and furniture in the face of an ongoing weak economy. Full-year unit volumes were essentially flat in our U.S. Spring business but declined in International Spring and Furniture Hardware (from pronounced market weakness mid-year). The only business in the segment that posted meaningful unit growth was our Adjustable Bed business, where unit volumes grew 44% for the full year.

PART II

EBIT and EBIT margins decreased versus 2010, primarily due to higher restructuring-related costs (of $9 million), less favorable sales mix, inflation, and other operating cost increases.

We initiated restructuring activities in the last half of 2011 in an effort to improve ongoing profitability, and part of that activity occurred in Residential Furnishings. We consolidated four operations in the segment, including two carpet underlay plants, a Canadian spring facility, and a fabric coating business. We expect segment margins to benefit in 2012 from the cost savings associated with these activities.

Commercial Fixturing & Components

Sales decreased in 2011, largely from lower demand in our Store Fixtures business, as some of the large, value-oriented retailers significantly curtailed both new store construction and remodeling activity during the year. In contrast, market demand continued to improve in Office Furniture Components as that business posted strong growth for the full year. EBIT and EBIT margins also decreased versus the prior year, primarily due to lower sales.

Our efforts to improve ongoing profitability resulted in the decision late in 2011 to consolidate one of our six remaining store fixture locations. The majority of the sales from this operation will be supplied through two of our remaining facilities. In addition, consistent with our stated plan to continually assess our portfolio and exit non-core businesses, we divested our small, U.K.-based point-of-purchase display operation in January 2012.

Industrial Materials

2011 sales increased, reflecting steel-related price inflation and higher trade sales from our steel mill, both of which generated little incremental profit. Full-year unit volumes declined in both Wire Drawing and Steel Tubing, reflecting weak bedding, furniture, and store fixtures end markets.

EBIT and EBIT margins decreased versus 2010, mainly from higher restructuring-related costs (of $23 million). EBIT margins also decreased during the year as a result of a change in sales from intra-segment to trade at our steel rod mill. These trade sales have positive earnings contribution in addition to covering overhead costs, and have kept the mill running at full capacity while internal demand for steel rod has been down. However, this sales shift is dilutive to margins since it increases our reported sales while preserving comparable EBIT levels.

Restructuring activities in late 2011 involved the closure of two facilities in the segment. We closed one of our six domestic wire drawing operations and consolidated that volume into two of the remaining plants. We also announced the closing of a wire forming operation that was a supplier of coated wire dishwasher racks into the domestic appliance industry. These activities should improve capacity utilization within the segment in 2012 and benefit future earnings and margins.

PART II

Specialized Products

In Specialized Products, sales increased in 2011, primarily reflecting improved demand across the major businesses in the segment. Changes in currency exchange rates also added to year-over-year sales growth. Automotive growth continues to be driven by the recovery in global industry production levels.

EBIT increased versus the prior year with the impact of higher sales partially offset by higher restructuring-related costs (of $7 million), raw material cost inflation, and currency impacts. EBIT margins were flat.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, was not material in either year (2010 or 2011).

PART II

RESULTS OF OPERATIONS—2010 vs. 2009

During 2010, sales increased 10%, reflecting improved market demand in several of our businesses. Full-year earnings also increased, from $121 million in 2009 to $184 million in 2010.

Further details about our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings during 2010, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales:
Year ended December 31, 2009	$3,055
Acquisition sales growth	1	—%
Small divestitures	(24)	(0.7)%
Internal sales increase:
Approximate inflation	—
Approximate unit volume increase	327	10.7%

Internal sales increase	327	10.7%

Year ended December 31, 2010	$3,359	10.0%

Net earnings attributable to Leggett & Platt:
(Dollar amounts, net of tax)
Year ended December 31, 2009	$112
Non-recurrence of divestiture note write-down	7
Non-recurrence of bad debt expense associated with a customer bankruptcy	6
Non-recurrence of unusual tax items	6
Benefit associated with the sale of a building	8
Lower effective tax rate	16
Other factors, including higher unit volume offset by lower metal margins	22

Year ended December 31, 2010	$177

Earnings Per Share—2009	$0.70

Earnings Per Share—2010	$1.15

In 2010, sales increased 10% versus 2009. Demand improved in many of our end markets during the year. The automotive and office furniture markets experienced significant improvement from very depressed demand levels in 2009. Retail fixturing demand was also reasonably strong. Our residential bedding and furniture markets started 2010 strong but weakened in the last half of the year as consumer spending on larger-ticket items slowed.

Full-year earnings increased in 2010, primarily reflecting higher unit volumes, a lower effective tax rate, and the non-recurrence of three significant expense items from 2009

PART II

(detailed in the table above). These earnings improvements were partially offset by lower metal margins. As a producer of steel rod, we are impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Scrap costs increased in 2010, and while market prices for steel rod also increased, those increases did not keep pace with escalating scrap costs. As a result, metal margins within the steel industry (and in our rod producing operation) were lower during 2010.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. We experienced a large swing in the LIFO impact in recent years. In 2009, significant steel cost decreases resulted in a LIFO benefit of $67 million. In 2010, moderate inflation led to full-year LIFO expense of $15 million. The LIFO impact recognized at the corporate level is generally offset each year by FIFO impacts at the segment level. Segment-level earnings in 2009 were significantly burdened (primarily in the first half of the year) as we consumed higher cost steel while selling prices decreased. In 2010, segment-level earnings benefitted under the FIFO method from the effect of rising commodity costs.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 79.

Interest and Income Taxes

Net interest expense in 2010 was roughly flat with 2009.

The consolidated worldwide effective income tax rate for 2010 was lower, at 28.1%, versus 39.0% in 2009. In 2010, the tax rate benefitted from the higher level of earnings, changes in the mix of earnings among tax jurisdictions, and tentative settlements of tax examinations. During 2010, we reached tentative agreement with the IRS on their examination of certain tax credit claims, and recognized tax benefits of $5 million associated with those claims. These benefits were partially offset by incremental taxes resulting from the repatriation of certain foreign earnings. During 2010, we repatriated $108 million of foreign earnings, which resulted in a net tax charge of $5 million. In 2009, the higher tax rate reflected unfavorable tax adjustments resulting from Mexican tax law changes, which caused us to re-evaluate our deferred tax assets and liabilities in that jurisdiction. As a result, we recorded a $6 million tax charge to earnings related to 2009 and prior year losses that might expire before they could be utilized to reduce taxable earnings.

PART II

Segment Results

In the following section we discuss 2010 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 91.

(Dollar amounts in millions)	2010	2009	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales
Residential Furnishings	$1,747	$1,693	$54	3%	3%
Commercial Fixturing & Components	535	491	44	9%	9%
Industrial Materials	725	647	78	12%	16%
Specialized Products	629	501	128	26%	26%

Total	3,636	3,332	304
Intersegment sales elimination	(277)	(277)	—

External sales	$3,359	$3,055	$304	10%	11%

	2010	2009	Change in EBIT		EBIT Margins (2)
			$	%	2010	2009
EBIT
Residential Furnishings	$160	$90	$70	78%	9.1%	5.3%
Commercial Fixturing & Components	23	8	15	188%	4.3%	1.6%
Industrial Materials	55	60	(5)	(8%)	7.6%	9.3%
Specialized Products	66	17	49	288%	10.5%	3.4%
Intersegment eliminations & other	(1)	(12)	11
Change in LIFO reserve	(15)	67	(82)

Total	$288	$230	$58	25%	8.6%	7.5%

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

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

PART II

Commercial Fixturing & Components

Sales increased in 2010 due to relatively strong demand in our Store Fixtures business by value-oriented retailers, and improved market demand in Office Furniture Components. EBIT and EBIT margins also increased versus the prior year, largely due to higher sales.

Industrial Materials

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

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased $5 million, from a loss of $6 million in 2009 to a loss of $1 million in 2010. This earnings increase was primarily due to the non-recurrence of $3 million (net of tax) of environmental charges related to an aluminum property and lower long-lived asset and goodwill impairment charges associated with the divestitures (which were complete by late 2010).

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

Our operations provide most of the cash we require, but debt may also be used to fund a portion of our needs. For more than 20 years, our operations have provided more than sufficient cash to fund both capital expenditures and dividend payments. In 2009, we generated the second highest level of cash from operations in our history, at $565 million, which included a significant reduction in working capital as sales contracted. With a slight increase in working capital in 2010 (due to sales growth), operating cash was $363 million. In 2011, cash flow from operations decreased to $329 million, but still readily exceeded our annual requirement for capital expenditures and dividends. We expect 2012 cash flow from operations to again exceed $300 million. We ended 2011 with net debt to net capital of 29%, below the conservative end of our long-term targeted range of 30%-40%. Page 49 presents a table of the calculation of net debt as a percent of net capital at the end of the past two years.

Uses of Cash

Finance Capital Requirements

Improving returns of the existing asset base will continue to be a key focus. However, cash is available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

PART II

Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity. The chart above shows that capital expenditures have been relatively stable in recent years, although well below levels of the previous decade. We expect capital expenditures to approximate $100 million in 2012. In all of our businesses, we continue to invest in the maintenance of facilities and equipment. However, with excess productive capacity across our operations (from continued low demand levels), we have reduced spending on expansion projects. The anticipated increase in 2012 relates primarily to specific new automotive programs that we have been awarded, and that should contribute to earnings and cash flow beginning in 2013.

In 2008, we began assigning each Business Unit a specific role (e.g. Grow, Core, Fix, Divest) within our portfolio of businesses. This changed our long-term priorities for allocating capital and reduced capital spending levels. We actively pursue disciplined growth within our Grow business units and earmark expansion capital for these opportunities. Operations designated as Core business units receive capital primarily for productivity enhancements.

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During the past few years, acquisitions were a lower priority as we primarily focused on completing the divestitures and improving margins and returns of our existing businesses. As a result, no significant acquisitions were completed in 2009, 2010, and 2011. We recently turned our focus onto acquisitions and have begun actively soliciting opportunities while maintaining our screening discipline.

On December 20, 2011, we announced our plan to purchase, for $188 million, Western Pneumatic Tube, a leading provider to the aerospace industry of integral components for critical aircraft systems. With 2011 sales of $57 million, these operations will constitute a new, stand-alone business unit within our Industrial Materials segment. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets—and that make sense to be a part of Leggett & Platt. We completed the acquisition on January 12, 2012.

Additional details about acquisitions can be found in Note R to the Consolidated Financial Statements on page 115.

PART II

Pay Dividends

We expect to continue returning cash to shareholders through dividends and share repurchases. In 2011 we modestly increased the quarterly dividend, to $.28 per share, and extended to 40 years our record of consecutive annual dividend increases, at an average compound growth rate of 14%. Our targeted dividend payout is approximately 50-60% of net earnings, but actual payout has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $160 million on dividends in 2012. Cash from operations has been, and is expected to continue to be, more than sufficient to readily fund both capital expenditures and dividends.

PART II

Repurchase Stock

During the past three years, we repurchased a total of 27 million shares of our stock (and issued 11 million shares through employee benefit and stock purchase plans), reducing outstanding shares by 11%. In 2011, we repurchased 10 million shares at an average per-share price of $22.86. During the year, we issued 3 million shares through employee benefit plans (including shares that were purchased by employees in lieu of cash compensation).

For the past few years, we have made few acquisitions; instead, we used excess cash (including divestiture proceeds) largely to repurchase shares. With the acquisition of Western Pneumatic Tube, the amount of stock repurchased during 2012 will likely be significantly lower. Although no specific repurchase schedule has been established, we have been authorized by the Board to repurchase up to 10 million shares in 2012.

PART II

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. As shown in the chart below (and discussed in the paragraph that follows), most of the variability in cash from operations in recent years has come from changes in working capital.

In 2011, cash from operations decreased primarily due to lower earnings. The decrease in 2010 operating cash (versus 2009) was due to the change in working capital levels (as shown in the chart above). Cash from operations in 2009 benefitted from a $186 million reduction in working capital that occurred as a result of the economy-induced sales contraction.

The following table presents key working capital measures at the end of the past two years.

	Amount (in millions)			# Days Outstanding
	2011	2010	Change	2011	2010	Change
Accounts Receivable, net (1)	$504	$479	$25	51	52	(1)
Inventory, net (2)	$441	$435	$ 6	54	59	(5)
Accounts Payable (3)	$257	$226	$31	32	31	1

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (net sales ÷ number of days in the year).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (cost of goods sold ÷ number of days in the year).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (cost of goods sold ÷ number of days in the year).

PART II

•

Accounts Receivable and Days Sales Outstanding (DSO): The dollar amount of accounts receivable increased from year-end 2010 levels, primarily due to inflation-driven sales increases. We continue to focus on collection efforts to ensure customer accounts are paid on time. As part of our accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in determining if outstanding amounts are collectible. In 2011, we incurred $9 million of bad debt expense as compared to $7 million in 2010.

Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. Instead, DSO fluctuates from year to year with normal differences in the timing of sales and cash receipts.

•

Inventory and Days Inventory on Hand (DIO): Although the unit volume of our inventories was down from year-end 2010 levels, the dollar value of inventories increased slightly due to inflation in raw material costs. During 2011, we recognized expense of $10 million associated with obsolete and slow moving inventories; in 2010 this expense totaled $13 million. We do not expect significant changes in customer or industry trends that would materially increase the exposure to inventory obsolescence.

Our DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. Our DIO decreased compared to the prior year due to lower unit volumes of inventory. This improvement reflects a continued focus on optimizing returns and a reduction of inventory in response to persistent demand weakness in certain markets.

•	Accounts Payable and Days Payable Outstanding (DPO): The dollar value of accounts payable increased in 2011 primarily due to inflation in raw material costs.

We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our DPO by approximately ten days. Changes in the DPO reflected in the table above are the result of normal fluctuation in our operating activity.

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

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2011	2010	2009
Long-term debt outstanding:
Scheduled maturities	$763	$762	$764
Average interest rates (1)	4.6%	4.6%	4.6%
Average maturities in years (1)	3.8	4.7	5.6
Revolving credit/commercial paper	70	—	25

Total long-term debt	833	762	789
Deferred income taxes and other liabilities	188	192	161
Equity	1,308	1,524	1,576

Total capitalization	$2,329	$2,478	$2,526

Unused committed credit:
Long-term	$530	$522	$491
Short-term	—	—	—

Total unused committed credit	$530	$522	$491

Current maturities of long-term debt	$3	$2	$10

Cash and cash equivalents	$236	$244	$260

Ratio of earnings to fixed charges (2)	4.8 x	5.8 x	4.6 x

(1)	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
(2)

Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

The next table shows the percent of long-term debt to total capitalization at December 31, 2011 and 2010, calculated in two ways:

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

(Dollar amounts in millions)	2011	2010
Long-term debt	$833	$762
Current debt maturities	3	2
Cash and cash equivalents	(236)	(244)

Net debt	$600	$520

Total capitalization	$2,329	$2,478
Current debt maturities	3	2
Cash and cash equivalents	(236)	(244)

Net capitalization	$2,096	$2,236

Long-term debt to total capitalization	35.8%	30.8%

Net debt to net capitalization	28.6%	23.3%

Total debt (which includes long-term debt and current debt maturities) increased $72 million in 2011. During the year, we increased our commercial paper borrowings by $70 million.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of potential future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0%. They do not hedge the credit spread over treasuries, our credit worthiness, or the market price of credit related to any future debt issuances. For more information on our interest rate swaps, see Note S to the Consolidated Financial Statements on page 117.

Short Term Borrowings

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 13 lenders. This agreement was renewed in 2011, with a five-year term ending in 2016. The credit agreement allows us to issue letters of credit up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Dollar amounts in millions)	2011	2010
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(70)	—
Letters of credit issued under the credit agreement	—	(78)

Total program usage	(70)	(78)

Total program available	$530	$522

PART II

The average and maximum amount of commercial paper outstanding during 2011 was $118 million and $195 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $131 million and $174 million respectively. Commercial paper amounts fluctuated during the year due to normal changes in working capital funding requirements. At year end, we had no letters of credit outstanding under the credit agreement, but we had $74 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

On January 10, 2012, we increased the amount of commercial paper outstanding to $341 million. These proceeds were used primarily to finance the acquisition of Western Pneumatic Tube (cash purchase price of $188 million), but also for ordinary working capital needs and other general purposes.

With anticipated operating cash flows, our commercial paper program, and our expected ability to issue debt in the capital markets, we believe we have sufficient funds available to support our ongoing operations, pay dividends, fund future growth, repurchase stock, and repay maturing debt.

Accessibility of Cash

At December 31, 2011, we had cash and cash equivalents of $236 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we could incur incremental taxes of up to $53 million.

In 2010, we brought back $121 million of foreign cash at an incremental tax cost of $5 million. In 2011, we brought back an additional $89 million through payments on intercompany loans at no added tax cost.

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2011:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$829	$1	$381	$280	$167
Capitalized leases	7	2	3	1	1
Operating leases	104	31	40	23	10
Purchase obligations ²	255	255	—	—	—
Interest payments ³	127	36	54	25	12
Deferred income taxes	58	—	—	—	58
Other obligations (including acquisitions, pensions, and reserves for tax contingencies)	328	195	18	8	107

Total contractual cash obligations	$1,708	$520	$496	$337	$355

¹	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due.
²	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.
³	Interest payments are calculated on debt outstanding at December 31, 2011 at rates in effect at the end of the year.

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

Fair market values for one of the 10 reporting units (Fixture & Display) exceeded book value by approximately 15%. The goodwill associated with this reporting unit is $112 million, and is dependent on capital spending by retailers on both new stores and remodeling of existing stores. Retailer activity was moderately lower in 2011. The Fixture & Display reporting unit did not meet expectations for 2011, but is expected to recover to forecasted earnings levels over the next two years. If actual performance does not improve and remains at current levels, future goodwill impairments could be possible.

The remaining reporting units have fair market values that exceed carrying value by more than 30%, and have goodwill of $815 million.

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

These impairments are unpredictable. Impairments were $35 million in 2011, $2 million in 2010, and $3 million in 2009.

The 2011 impairments were largely the result of lowered future business expectations at several underperforming locations that resulted in the decision to exit some unprofitable lines of business. Prior forecasts assumed a recovery in business levels (primarily housing related industries) that did not materialize. We have several operations that are dependent on the housing and retail industries that could also experience future impairments if these operations’ cash flows do not improve from current levels.

Inventory Reserves
We reduce the carrying value of inventories to reflect an estimate of net realizable value for obsolete and slow-moving inventory.	Our inventory reserve contains uncertainties because the calculation requires management to make assumptions about the value of products that are obsolete or slow-moving (i.e. not selling very quickly).	At December 31, 2011, the reserve for obsolete and slow-moving inventory was $39 million (approximately 7% of FIFO inventories).

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

Additions to inventory reserves in 2011 were $10 million, which was comparable to the previous year. These additions in 2011 were incurred generally among all segments and considered to be a normal level of obsolescence. We incurred write-downs of $2 million related to the 2011 restructuring plan.
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

Over the past five years, we have incurred, on average, $11 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $2 million. At December 31, 2011, we had accrued $37 million to cover future self-insurance liabilities.

Internal safety statistics and cost trends have improved in the last several years. We expect worker compensation costs to remain at current lower levels for the foreseeable future.

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

The average annual amount of customer-related credit losses was $11 million (less than 1% of annual net sales) over the last three years. At December 31, 2011, our reserves for doubtful accounts totaled $23 million (about 5% of our accounts and customer-related notes receivable of $467 million).

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Credit Losses (cont.)
Our customers are diverse and many are small-to-medium sized companies, with some being highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning.

In 2011 and 2010, bad debt expense averaged $8 million, which is a return to more normal levels compared to 2009. We did not experience any significant individual customer bankruptcies during the past two years. We believe the financial health of our major customers is stable, but some are highly leveraged, and this could cause circumstances to change in the future.

We recognized an $11 million loss in 2009 related to the Aluminum divestiture note. At December 31, 2011, we had $20 million of non-customer notes outstanding, primarily related to divested businesses, and have recorded reserves of $3 million for these notes. Most of these notes are held by highly leveraged entities, which could result in the need for additional reserves in the future.

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

The discount rates used to calculate the pension liability and pension expense for our most significant plans decreased approximately 85 basis points in 2011 due to lower corporate bond yields. Each 25 basis point decrease in the discount rate increases pension expense by $.4 million and increases the plans’ benefit obligation by $8.3 million.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Pension Accounting (cont.)

Other assumptions include rates of compensation increases, withdrawal and mortality rates, and retirement ages. These estimates impact the pension expense or income we recognize and our reported benefit obligations.

The expected return on assets in 2011 decreased to 6.7%, compared to 6.8% in 2010 and 6.9% in 2009. A 25 basis point reduction in the expected return on assets would increase pension expense by $.5 million, but have no effect on the plans’ funded status.

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

Potential changes in tax laws could impact assumptions related to the non-repatriation of certain foreign earnings. If all non-repatriated earnings were taxed, we would incur additional taxes of approximately $53 million.

Tax audits by various taxing authorities are expected to increase as governments continue to look for ways to raise additional revenue. Based upon past experience, we do not expect any major changes to our tax liability as a result of this increased audit activity; however, we could incur additional tax expense if we have audit adjustments higher than recent historical experience.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Income Taxes (cont.)
	At December 31, 2011 and 2010, we had $14 million and $13 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. Valuation allowances are established against future potential tax benefits to reflect the amounts we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of possible repatriation.	The recovery of net operating losses (NOL’s) has been closely evaluated for the likelihood of recovery based upon factors such as the age of losses, viable tax planning strategies, and future taxable earnings expectations. We believe that appropriate valuation allowances have been recorded as necessary. However, if earnings expectations or other assumptions change such that additional valuation allowances are required, we could incur additional tax expense.
Contingencies
We evaluate various legal, environmental, and other potential claims against us to determine if an accrual or disclosure of the contingency is appropriate. If it is probable that an ultimate loss will be incurred, we accrue a liability for the reasonable estimate of the ultimate loss.	Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) contain uncertainties because they are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.

We have several environmental clean-up activities related to current and closed facilities that mostly involve soil and groundwater contamination. Based upon facts available at this time, we believe reserves are adequate, however cost estimates could change as we determine more about the severity and cost of remediation.

Legal contingencies are related to numerous lawsuits and claims described in Note T on page 119. Over the past five years, the largest annual cost for litigation claims was $8 million (excluding legal fees). Historically, actual settlements have been reasonably close to original loss estimates.

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

Although part of the claims were dismissed by the Court before and during trial, a jury, on April 12, 2010, found four statements in the video were false and deliberate and awarded $10 million in disgorgement damages against Gamber. On August 16, 2010, the Court: (a) reduced the jury verdict to approximately $0.5 million; (b) granted NPI attorney fees and costs in an amount to be determined; and (c) granted an injunction requiring Gamber to notify its distributors and resellers of the verdict. The Court subsequently awarded NPI $2.0 million in attorney fees and costs.

On September 17, 2010, NPI filed an appeal to the Ninth Circuit Court of Appeals. Gamber also filed an appeal. On September 7, 2011, a three judge panel of the Court of Appeals affirmed the trial court’s decision. Each party filed a request for rehearing en banc (a rehearing by the full court), which was denied on October 24, 2011. On November 22, 2011, our insurance carrier paid the judgment and attorney fee awards in full (roughly $2.5 million). Therefore, this matter is resolved.

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. The briefing process began January 2012. We do not expect a ruling from the Court of Appeals for several months.

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

PART II

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

Antitrust Lawsuits

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against over 20 defendants alleging that competitors of our carpet underlay business unit and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws.

A number of these lawsuits have been voluntarily dismissed without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011 (although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; and (c) eleven individual direct purchaser cases, one filed March 22, 2011, another amended August 24, 2011 to remove class allegations, one amended August 25, 2011 to name us as a defendant, four others filed October 31, 2011, one filed November 4, 2011 and three filed

PART II

December 6, 19 and 30, respectively. All of the pending U.S. cases in which we have been named as a defendant, have been filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196.

In the U.S. actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser and indirect purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is underway in the U.S. actions.

We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), as amended on November 2, 2011, both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 and CV-11-17279. In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 15 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100 million, punitive damages of $10 million, pre-judgment and post-judgment interest, and the costs of the action. We have not yet filed our defenses in the Canadian actions.

We deny all of the allegations in these actions and will vigorously defend ourselves. This contingency is subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any.

Brazilian Value-Added Tax Matters

On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of approximately $4 million, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tax rate for the collection and payment of value-added tax primarily on the sale of mattress innersprings in Brazil. The Brazilian Revenue Office has communicated that it will likely expand the audit to the tax years 2008 through January 2011. As a result, it is possible that we may receive an additional notice of violation on the same subject matter. L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation.

L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking approximately $3.3 million for the tax years 2006 and 2007. The State of Sao Paulo argued that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on mattress innerspring sales in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed an appeal, which is currently pending.

PART II

We deny all of the allegations in these actions. We believe that we have valid bases upon which to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to many uncertainties. At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Patent Infringement Claim

On January 24, 2012, in a case in the United States District Court for the Central District of California, the jury entered a verdict against us in the amount of $5 million based upon an allegation by plaintiff that we infringed three patents on an automatic stapling machine and on methods used to assemble box springs. This action was originally filed on October 4, 2010, as case number CV10-07416 RGK (SSx) under the caption Imaginal Systematic, LLC v. Leggett & Platt, Incorporated; Simmons Bedding Company; and Does 1 through 10, inclusive. Leggett is contractually obligated to defend and indemnify Simmons Bedding Company against a claim for infringement.

At trial, the plaintiff alleged damages of $16.2 million. We disputed each patent’s validity; the methodology used to calculate damages; and denied that we infringed any patent. The plaintiff has also requested pre-judgment interest and royalties for future use of the machines and attorneys fees and costs. We intend to object to all of these claims.

We intend to appeal the case to the Federal Circuit Court of Appeals and believe we have valid bases upon which to appeal. We do not believe that it is probable that the judgment will be upheld on appeal in its current form. We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011) challenging the validity of each patent at issue. The Patent Office ruled in our favor on the pertinent claims of two of the three patents. Imaginal may appeal those rulings. With respect to the third patent, we intend to appeal the Patent Office’s decision upholding validity; however, due to a change made to all of the machines we do not believe that the machines are currently using the feature alleged to have infringed the third patent. At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

NEW ACCOUNTING STANDARDS

We adopted new accounting guidance in 2011 as discussed in Note A to the Consolidated Financial Statements on page 84. The Financial Accounting Standards Board has also issued accounting guidance effective for future periods (that we have not yet adopted), but we do not believe this new guidance will have a material impact on our future financial statements.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)

(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was greater than its carrying value by $29.2 at December 31, 2011, and greater than its carrying value by $6.0 at December 31, 2010. The increase in the fair market value of the Company’s debt is primarily due to the decrease in credit spreads over risk-free rates as compared to the prior year end. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2011 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs under its medium-term note program. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2012	2013	2014	2015	2016	Thereafter	2011	2010
Principal fixed rate debt	$—	$200.0	$180.0	$200.0	$—	$150.0	$730.0	$730.0
Average interest rate	—%	4.70%	4.65%	5.00%	—%	4.40%	4.71%	4.71%
Principal variable rate debt	0.5	—	—	—	2.3	17.6	20.4	20.9
Average interest rate	0.24%	—%	—%	—%	0.29%	0.31%	0.30%	0.55%
Miscellaneous debt*							85.4	13.5

Total debt							835.8	764.4
Less: current maturities							(2.5)	(2.2)

Total long-term debt							$833.3	$762.2

*	Includes $70.4 and $0 of commercial paper in 2011 and 2010, respectively, supported by a $600 revolving credit agreement which terminates in 2016.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note S on page 117 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

PART II

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries at December 31 is as follows:

Functional Currency	2011	2010
European Currencies	$298.4	$316.4
Chinese Renminbi	249.9	208.3
Canadian Dollar	217.9	235.1
Mexican Peso	31.1	36.2
Other	61.9	60.3

Total	$859.2	$856.3

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

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2011, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2011, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections entitled “Proposal 1—Election of Directors,” “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2012, are incorporated by reference.

Directors of the Company

Directors are elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 10, 2012. If a nominee fails to receive a majority of the votes cast in the director election, the Nominating & Corporate Governance Committee (N&CG Committee) will make a recommendation to the Board of Directors whether to accept or reject the director’s resignation and whether any other action should be taken. If a director’s resignation is not accepted, that director will continue to serve until the Company’s next annual meeting and his or her successor is duly elected and qualified. If the Board accepts the director’s resignation, it may, in its sole discretion, either fill the resulting vacancy or decrease the size of the Board to eliminate the vacancy. The Company’s Bylaws and Corporate Governance Guidelines set the director retirement age at 72; however, the Board Chair, CEO or President may request a waiver for any director. At the request of Leggett’s CEO, the N&CG Committee recommended, and the full Board granted, retirement age waivers for Directors Enloe, Fisher and Purnell so they may stand for re-election at the 2012 annual meeting.

Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Mr. Haffner and Mr. Glassman provide that they may terminate the agreement if not re-elected as a director. See the Exhibit Index on page 127 for reference to the agreements.

Robert E. Brunner, age 54, was the Executive Vice President of Illinois Tool Works (ITW), a diversified manufacturer of advanced industrial technology, from 2006 until his retirement was announced in 2011. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and a master’s degree in business administration from Baldwin-Wallace College. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on operational and international issues. He was first elected as a director of the Company in 2009.

Ralph W. Clark, age 71, held various executive positions at International Business Machines Corporation (IBM) from 1988 until 1994, including Division President—General and Public Sector. He also served as Chairman of Frontec AMT Inc., a software company,

PART III

from 1994 until his retirement in 1998 when the company was sold. Mr. Clark holds a master’s degree in economics from the University of Missouri. Through Mr. Clark’s career with IBM and Frontec and his current board service with privately-held companies, he has valuable experience in general management, marketing, information technology, finance and strategic planning. He was first elected as a director of the Company in 2000.

R. Ted Enloe, III, age 73, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. Previously, he served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over forty years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969.

Richard T. Fisher, age 73, has been Senior Managing Director of Oppenheimer & Co., an investment banking firm, since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher holds a degree in economics from the Wharton School of the University of Pennsylvania. Mr. Fisher’s career in investment banking provides the Board with a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets. His valuable business skills and long-term perspective of the Company bolster his leadership as the Company’s independent Board Chair. He was first elected as a director of the Company in 1972 and has served as the independent Board Chair since 2008.

Matthew C. Flanigan, age 50, was appointed Senior Vice President—Chief Financial Officer of the Company in 2005. He previously served the Company as Vice President—Chief Financial Officer from 2003 to 2005, President of the Office Furniture Components Group from 1999 to 2003, and in various capacities since 1997. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri. He serves as a director of Jack Henry Associates, Inc., a provider of core information processing solutions for financial institutions. As the Company’s CFO, Mr. Flanigan adds valuable knowledge of the Company’s finance, risk and compliance functions to the Board. In addition, his prior experience as one of the Company’s group presidents provides valuable operations insight. He was first elected as a director of the Company in 2010.

Karl G. Glassman, age 53, was appointed Chief Operating Officer of the Company in 2006 and Executive Vice President in 2002. He previously served the Company as President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, President of Bedding Components from 1996 to 1998, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance

PART III

from California State University—Long Beach. With over two decades experience leading the Company’s largest segment and serving as its Chief Operating Officer, Mr. Glassman provides in-depth operational knowledge to the Board and is a key interface between the Board’s oversight and strategic planning and its implementation at all levels of the Company around the world. He also serves on the Board of Directors of the National Association of Manufacturers. Mr. Glassman was first elected as a director of the Company in 2002.

Ray A. Griffith, age 58, has been the President and Chief Executive Officer of Ace Hardware Corporation, the largest hardware cooperative in the United States, since 2005. He was previously the Executive Vice President and Chief Operating Officer of Ace from 2004 to 2005, the Executive Vice President—Retail from 2000 to 2004, and served Ace in various other capacities since 1994. Mr. Griffith holds a degree in marketing and finance from Southern Illinois University. As CEO of Ace, Mr. Griffith has significant leadership and operations experience, while adding valuable retailing, consumer marketing, sourcing and distribution knowledge to the Board. He was first elected as a director of the Company in 2010.

David S. Haffner, age 59, was appointed Chief Executive Officer of the Company in 2006 and has served as President of the Company since 2002. He previously served as the Company’s Chief Operating Officer from 1999 to 2006, Executive Vice President from 1995 to 2002 and in other capacities since 1983. He holds a degree in engineering from the University of Missouri and an MBA from the University of Wisconsin-Oshkosh. Mr. Haffner serves as a director of Bemis Company, Inc., a manufacturer of flexible packaging and pressure sensitive materials. As the Company’s CEO, Mr. Haffner provides comprehensive insight to the Board across the spectrum from strategic planning to implementation to execution and reporting, as well as its relationships with investors, the finance community and other key stakeholders. Mr. Haffner was first elected as a director of the Company in 1995.

Joseph W. McClanathan, age 59, served as President and Chief Executive Officer of the Energizer Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from November 2007 through his pending retirement in May 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Through his leadership experience at Energizer and as a director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.

Judy C. Odom, age 59, served, until her retirement in 2002, as Chief Executive Officer and Chairman of the Board at Software Spectrum, Inc., a global business to business software services company which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. She is a director of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience

PART III

co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.

Maurice E. Purnell, Jr., age 72, was Of Counsel to the law firm of Locke Lord Bissell & Liddell LLP, or its predecessor firm, from 2002 until his retirement in 2010. Previously, he had been a partner of that firm since 1972. Mr. Purnell holds a degree in history from Washington & Lee University, an MBA from the Wharton School of the University of Pennsylvania and a law degree from Southern Methodist University. With over forty years of experience in securities law, financing and acquisitions in his corporate law practice, Mr. Purnell is well suited to advise the Board on business and compliance matters and chair our Nominating & Corporate Governance Committee. He was first elected as a director of the Company in 1988.

Phoebe A. Wood, age 58, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, and Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial, and accounting issues the Board faces in its oversight role. Ms. Wood was first elected as a director of the Company in 2005.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.leggett.com. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

On January 16, 2012, the Company’s Nominating & Corporate Governance Committee amended the Company’s procedure for shareholder nominations of directors as that procedure applies to the 2013 annual meeting of shareholders. Prior to the amendment, a shareholder nomination was required to include, “A supporting statement which describes the candidate’s reasons for seeking election to the Board of Directors and documents his or her ability to satisfy the director qualifications . . .” This provision was amended to also require, in the supporting statement, the nominating shareholder’s reasons for nominating the candidate. The complete shareholder nomination procedure can be found at www.leggett.com, under Corporate Governance, Director Nomination Procedure.

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

Item 11. Executive Compensation.

The subsections entitled “Board’s Oversight of Risk Management,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2012, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2012, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2012, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 10, 2012, are incorporated by reference.

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

(b) Exhibits—See Exhibit Index beginning on page 127.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2011, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2011.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 72 of this Form 10-K.

/s/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN
David S. Haffner President and Chief Executive Officer	Matthew C. Flanigan Senior Vice President and Chief Financial Officer

February 24, 2012	February 24, 2012

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Leggett & Platt, Incorporated:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO

February 24, 2012

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year ended December 31
(Amounts in millions, except per share data)	2011	2010	2009
Net sales	$3,636.0	$3,359.1	$3,055.1
Cost of goods sold	2,970.7	2,703.7	2,425.4

Gross profit	665.3	655.4	629.7
Selling and administrative expenses	382.1	354.3	363.0
Amortization of intangibles	18.8	19.8	20.7
Other expense (income), net	26.6	(6.7)	15.7

Earnings from continuing operations before interest and income taxes	237.8	288.0	230.3
Interest expense	38.3	37.7	37.4
Interest income	6.7	5.2	5.5

Earnings from continuing operations before income taxes	206.2	255.5	198.4
Income taxes	49.8	71.9	77.3

Earnings from continuing operations	156.4	183.6	121.1
Loss from discontinued operations, net of tax	—	(.8)	(6.1)

Net earnings	156.4	182.8	115.0
(Earnings) attributable to noncontrolling interest, net of tax	(3.1)	(6.2)	(3.2)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$153.3	$176.6	$111.8

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.05	$1.17	$.74

Diluted	$1.04	$1.16	$.74

Loss per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$(.00)	$(.04)

Diluted	$—	$(.01)	$(.04)

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.05	$1.17	$.70

Diluted	$1.04	$1.15	$.70

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31
(Amounts in millions)	2011	2010	2009
Net earnings	$156.4	$182.8	$115.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.8)	4.5	96.0
Cash flow hedges	(22.9)	1.3	.4
Defined benefit pension plans	(10.2)	(8.2)	(2.2)

Other comprehensive income (loss)	(35.9)	(2.4)	94.2

Comprehensive income	120.5	180.4	209.2
Less: comprehensive (income) loss attributable to noncontrolling interest	(3.8)	(6.8)	(4.0)

Comprehensive income attributable to Leggett & Platt, Inc.	$116.7	$173.6	$205.2

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$236.3	$244.5
Accounts and other receivables, net	503.6	478.9
Inventories
Finished goods	261.3	241.1
Work in process	41.5	47.7
Raw materials and supplies	223.9	218.2
LIFO reserve	(85.7)	(71.7)

Total inventories, net	441.0	435.3
Other current assets	43.1	60.4

Total current assets	1,224.0	1,219.1
Property, Plant and Equipment—at cost
Machinery and equipment	1,120.1	1,136.6
Buildings and other	608.5	613.0
Land	45.2	48.5

Total property, plant and equipment	1,773.8	1,798.1
Less accumulated depreciation	1,193.2	1,173.9

Net property, plant and equipment	580.6	624.2
Other Assets
Goodwill	926.6	930.3
Other intangibles, less accumulated amortization of $106.2 and $107.8 at December 31, 2011 and 2010, respectively	116.6	152.3
Sundry	67.3	75.1

Total other assets	1,110.5	1,157.7

TOTAL ASSETS	$2,915.1	$3,001.0

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$2.5	$2.2
Accounts payable	256.6	226.4
Accrued expenses	209.6	209.5
Other current liabilities	117.3	84.9

Total current liabilities	586.0	523.0
Long-term Liabilities
Long-term debt	833.3	762.2
Other long-term liabilities	130.3	121.9
Deferred income taxes	57.8	69.5

Total long-term liabilities	1,021.4	953.6
Commitments and Contingencies

Equity
Capital stock
Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	456.9	463.2
Retained earnings	2,027.4	2,033.3
Accumulated other comprehensive income	65.2	101.8
Less treasury stock—at cost (59.4 and 52.6 shares at December 31, 2011 and 2010, respectively)	(1,254.3)	(1,093.0)

Total Leggett & Platt, Inc. equity	1,297.2	1,507.3
Noncontrolling interest	10.5	17.1

Total equity	1,307.7	1,524.4

TOTAL LIABILITIES AND EQUITY	$2,915.1	$3,001.0

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
(Amounts in millions)	2011	2010	2009
Operating Activities
Net earnings	$156.4	$182.8	$115.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	98.1	103.0	109.6
Amortization	18.8	19.8	20.7
Impairment charges:
Goodwill	—	—	3.0
Other long-lived assets	34.9	2.4	2.8
Provision for losses on accounts and notes receivable	8.6	6.9	29.5
Writedown of inventories	10.4	12.6	16.2
Net (gain) loss from sales of assets and businesses	(10.9)	(11.6)	(3.0)
Deferred income tax expense	(1.1)	30.2	44.0
Stock-based compensation	35.3	37.6	38.0
Other	(7.8)	(3.7)	3.9
Other changes, excluding effects from acquisitions and divestitures:
(Increase) decrease in accounts and other receivables	(29.5)	(34.7)	105.7
(Increase) decrease in inventories	(16.3)	(31.2)	87.6
(Increase) decrease in other current assets	(1.7)	21.6	1.4
Increase (decrease) in accounts payable	29.4	24.9	18.4
Increase (decrease) in accrued expenses and other current liabilities	4.3	1.9	(27.5)

Net Cash Provided by Operating Activities	328.9	362.5	565.3
Investing Activities
Additions to property, plant and equipment	(75.0)	(67.7)	(83.0)
Purchases of companies, net of cash acquired	(6.6)	(4.9)	(2.8)
Proceeds from sales of assets and businesses	26.8	28.9	14.1
Maturity (purchases) of short-term investments with original maturities greater than three months	22.8	(21.5)	(1.3)
Other	(4.6)	.1	.5

Net Cash Used for Investing Activities	(36.6)	(65.1)	(72.5)
Financing Activities
Additions to debt	146.7	82.4	57.9
Payments on debt	(81.6)	(128.2)	(122.1)
Dividends paid	(155.9)	(154.9)	(157.2)
Issuances of common stock	20.5	23.8	4.0
Purchases of common stock	(225.3)	(130.1)	(192.0)
Acquisition of noncontrolling interest	(13.6)	(7.6)	—
Excess tax benefits from stock-based compensation	7.2	3.9	1.2
Other	(1.6)	(2.9)	(.5)

Net Cash Used for Financing Activities	(303.6)	(313.6)	(408.7)

Effect of Exchange Rate Changes on Cash	3.1	.2	11.7

(Decrease) increase in Cash and Cash Equivalents	(8.2)	(16.0)	95.8
Cash and Cash Equivalents—Beginning of Year	244.5	260.5	164.7

Cash and Cash Equivalents—End of Year	$236.3	$244.5	$260.5

Supplemental Information
Interest paid	$38.0	$37.2	$37.8
Income taxes paid	48.8	62.7	44.7
Property, plant and equipment acquired through capital leases	4.3	3.0	2.3
Liabilities assumed of acquired companies	1.6	1.2	.2
Long-term notes received for divestitures	—	7.1	.2

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2009	198.8	$2.0	$496.1	$2,062.1	$11.4	(43.0)	$(918.6)	$17.9	$1,670.9
Net earnings	—	—	—	115.0	—	—	—	—	115.0
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	(3.2)	—	—	—	3.2	—
Dividends declared (A)	—	—	3.8	(160.6)	—	—	—	—	(156.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(1.9)	(1.9)
Treasury stock purchased	—	—	—	—	—	(10.8)	(196.2)	—	(196.2)
Treasury stock issued	—	—	(41.9)	—	—	3.8	81.0	—	39.1
Foreign currency translation adjustments	—	—	—	—	95.2	—	—	.8	96.0
Cash flow hedges, net of tax	—	—	—	—	.4	—	—	—	.4
Defined benefit pension plans, net of tax	—	—	—	—	(2.2)	—	—	—	(2.2)
Stock options and benefit plan transactions, net of tax	—	—	9.8	—	—	—	—	—	9.8
Other	—	—	(.1)	—	—	—	—	1.5	1.4

Balance, December 31, 2009	198.8	$2.0	$467.7	$2,013.3	$104.8	(50.0)	$(1,033.8)	$21.5	$1,575.5
Adjustment for change in international operating locations’ fiscal year	—	—	—	3.6	—	—	—	—	3.6
Net earnings	—	—	—	182.8	—	—	—	—	182.8
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	(6.2)	—	—	—	6.2	—
Dividends declared (A)	—	—	4.2	(160.2)	—	—	—	—	(156.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.9)	(2.9)
Treasury stock purchased	—	—	—	—	—	(6.2)	(133.2)	—	(133.2)
Treasury stock issued	—	—	(13.0)	—	—	3.6	74.0	—	61.0
Foreign currency translation adjustments	—	—	—	—	3.9	—	—	.6	4.5
Cash flow hedges, net of tax	—	—	—	—	1.3	—	—	—	1.3
Defined benefit pension plans, net of tax	—	—	—	—	(8.2)	—	—	—	(8.2)
Stock options and benefit plan transactions, net of tax	—	—	4.6	—	—	—	—	—	4.6
Acquisition of noncontrolling interest	—	—	.5	—	—	—	—	(9.1)	(8.6)
Other	—	—	(.8)	—	—	—	—	.8	—

Balance, December 31, 2010	198.8	$2.0	$463.2	$2,033.3	$101.8	(52.6)	$(1,093.0)	$17.1	$1,524.4
Net earnings	—	—	—	156.4	—	—	—	—	156.4
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	(3.1)	—	—	—	3.1	—
Dividends declared (A)	—	—	4.0	(159.2)	—	—	—	—	(155.2)
Treasury stock purchased	—	—	—	—	—	(10.1)	(230.1)	—	(230.1)
Treasury stock issued	—	—	(32.6)	—	—	3.3	68.8	—	36.2
Foreign currency translation adjustments	—	—	—	—	(3.5)	—	—	.7	(2.8)
Cash flow hedges, net of tax	—	—	—	—	(22.9)	—	—	—	(22.9)
Defined benefit pension plans, net of tax	—	—	—	—	(10.2)	—	—	—	(10.2)
Stock options and benefit plan transactions, net of tax	—	—	32.9	—	—	—	—	—	32.9
Acquisition of noncontrolling interest	—	—	(10.6)	—	—	—	—	(10.4)	(21.0)

Balance, December 31, 2011	198.8	$2.0	$456.9	$2,027.4	$65.2	(59.4)	$(1,254.3)	$10.5	$1,307.7

(A) – Cash dividends declared (per share: 2011—$1.10; 2010—$1.06; 2009—$1.02)

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2011, 2010 and 2009

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

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Legal costs are accrued when a loss is probable and reasonably estimable. If a range of outcomes are possible, the most likely outcome is used to accrue these costs. Any insurance recovery is recorded separately if it is determined that a recovery is probable. Legal fees are accrued when incurred. Actual results could differ from those estimates.

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

INVENTORIES: All inventories are stated at the lower of cost or market. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The cost for approximately 60% of our inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals and foam scrap. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.

Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover, and if necessary, are written down to estimated net realizable value. Reserves for slow-moving and obsolete inventory on a FIFO basis were as follows:

Year ended December 31
2011	$39.5
2010	43.4

Net decrease	$(3.9)

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

	Useful Life Range	Weighted Average Life
Machinery and equipment	3-20 years	10 years
Buildings	10-40 years	27 years
Other items	3-15 years	8 years

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

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the business groups. In making this assessment, we estimate the fair market values of our reporting units using a discounted cash flow model and comparable market values for similar entities using price-to-earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, internal sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the group is an important factor, but not the only factor, in our assessment. There are inherent assumptions and judgments required in the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

OTHER INTANGIBLE ASSETS: Substantially all other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment using a process similar to that used in evaluating the recoverability of property, plant and equipment.

	Useful Life Range	Weighted Average Life
Other intangible assets	1-40 years	16 years

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute engineered products for the various end markets described in Note F. Our operations are principally located in the United States, although we also have operations in Europe, China, Canada, Mexico and other various countries.

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

On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:

Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability or anticipated transaction is designated as a cash flow hedge. The effective portion of the change in fair value is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in other comprehensive income is reported on the same line of the Consolidated Statements of Operations as the hedged item to match the gain or loss on the derivative to the gain or loss on the hedged item. Any ineffective portion of the changes in the fair value is immediately reported in the Consolidated Statements of Operations on the same line as the hedged item. Cash flow hedges are presented as operating cash flows when the contracts are settled.

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

Net Investment Hedge—The hedge of a net investment in a foreign operation is designated as a net investment hedge. The effective portion of the change in the fair value of derivatives, based upon spot rates, used as a net investment hedge of a foreign operation is recorded in other comprehensive income on the Consolidated Statements of Changes in Equity. Any ineffective portion of the change in the fair value of an instrument designated as a net investment hedge is recorded as “Other expense (income), net” in the Consolidated Statements of Operations. Net investment hedges are presented as investing cash flows when the contracts are settled.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2011 presentation:

•	In the Consolidated Balance Sheets and Footnote I – Non-current assets held for sale have been consolidated into “Sundry” assets, as all material divestiture activity is complete.

•

In the Consolidated Statements of Cash Flows – Activity related to the purchase and sale of short-term investments previously included in the “Other” line item within Investing Activities is now presented separately. Activities related to the acquisition of noncontrolling interest and excess tax benefits from stock-based compensation previously included in the “Other” line item within Financing Activities are now presented separately.

NEW ACCOUNTING GUIDANCE: We adopted guidance issued in June 2011 by the Financial Accounting Standards Board (FASB) that removes the current presentation options for comprehensive income and requires presentation in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Although the amendment is effective for first quarter 2012 reporting, we adopted this guidance in the fourth quarter of 2011. As a result, the presentation for 2010 and 2009 has been retrospectively adjusted. Because the new guidance does not change the items that must be reported in other comprehensive income, its adoption did not have a material impact on our financial statements.

The FASB has issued other accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the other new guidance will have a material impact on our current or future financial statements.

B—Discontinued Operations

We had no discontinued operations activity in 2011. The following divestitures were completed in 2010 and 2009 and were part of a broader strategic change that occurred in 2007.

2010: Storage Products unit—No significant gains or losses were realized on the sale of this unit.

2009: Coated Fabrics unit—No significant gains or losses were realized on the sale of this unit.

The table below details the segments in which these operations were previously reported and includes activity related to these divestitures, as well as a small amount of subsequent activity directly related to divestitures completed prior to 2009:

	2011	2010	2009
External sales:
Residential Furnishings—Coated Fabrics Unit	$—	$—	$12.4
Commercial Fixturing & Components—Storage Products Unit	—	37.1	54.8

External sales	$—	$37.1	$67.2

Earnings (loss):
Residential Furnishings—Coated Fabrics Unit (1)	—	—	(.7)
Commercial Fixturing & Components—Storage Products Unit (1)	—	(.5)	.9
Subsequent activity related to divestitures completed prior to 2009 (1)(2)	—	(.5)	(5.0)

Loss before interest and income taxes	—	(1.0)	(4.8)
Income tax benefit (expense)	—	.2	(1.3)

Loss from discontinued operations, net of tax	$—	$(.8)	$(6.1)

(1)	Goodwill and other impairment charges were recorded to reflect estimates of fair value less costs to sell, as discussed in Note C.

(2)	2009 activity was primarily related to the Aluminum Products segment that was divested in 2008, and represents charges for an environmental issue related to an aluminum property that was sold prior to the divestiture of this business.

The Aluminum Products segment was sold in 2008 for $300.0 in cash, a $25.0 subordinated promissory note (fair value of $14.1), and shares of preferred stock (no book value, with face value not to exceed $25.0, dependent upon future performance of the divested business).

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

C—Impairment Charges

Pre-tax impact of impairment charges is summarized in the following table.

Asset impairments associated with continuing operations are reported on the Statements of Operations in “Other expense (income), net.” Charges associated with discontinued operations are reported on the Statements of Operations in “Loss from discontinued operations, net of tax.”

	2011	2010	2009
	Other Long- Lived Asset Impairments	Other Long- Lived Asset Impairments	Goodwill Impairment	Other Long- Lived Asset Impairments	Total Impairments
Impairment charges recognized in continuing operations
Residential Furnishings	$5.6	$.1	$—	$.6	$.6
Commercial Fixturing & Components	1.5	.2	—	.6	.6
Industrial Materials	20.6	.1	—	.3	.3
Specialized Products	7.2	1.1	—	1.0	1.0

Total impairment charges recognized in continuing operations	$34.9	$1.5	$—	$2.5	$2.5

Impairment charges recognized in discontinued operations
Commercial Fixturing & Components:
Storage Products Unit	—	.9	3.0	—	3.0
Aluminum Products Segment	—	—	—	.3	.3

Total impairment charges recognized in discontinued operations	$—	$.9	$3.0	$.3	$3.3

Total impairment charges	$34.9	$2.4	$3.0	$2.8	$5.8

Other Long-Lived Assets

As discussed in Note A, other long-lived assets are tested for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In December 2011, management approved the 2011 Restructuring Plan which primarily related to the closure of four underperforming facilities and resulted in impairment charges of $31.2 ($19.0 for intangibles and $12.2 for fixed assets) during 2011’s fourth quarter. These impairment charges were largely the result of lowered expectations of future cash flows in certain operations, including those that produce fabricated wire components used in home appliances. We also incurred restructuring charges associated with this plan as discussed in Note D.

Businesses Held for Sale

In November 2007, we determined that we would exit certain of our business activities. As presented in the table above, asset impairment charges were recorded as updated estimates of fair value less costs to sell for the targeted divestitures became more certain. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers.

Goodwill

Goodwill is required to be tested for impairment at least once a year or as triggering events may occur. We perform our annual goodwill impairment review in the second quarter of each year as discussed in Note A.

Fair value of reporting units is determined using a combination of two valuation methods: a market approach and an income approach with each method given equal weight in determining the fair value assigned to each reporting unit. Absent an indication of fair value from a potential buyer or similar specific transaction, we believe that the use of these two methods provides a reasonable estimate of a reporting unit’s fair value. Assumptions common to both methods are operating plans and economic projections, which are used to project future revenues, earnings, and after-tax cash flows for each reporting unit. These assumptions are applied consistently for both methods.

The market approach estimates fair value by first determining price–to-earnings ratios for comparable publicly-traded companies with similar characteristics of the reporting unit. The price-to-earnings ratio for comparable companies is based upon current enterprise value compared to projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a 25% control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units.

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

Goodwill Impairment Reviews

The goodwill impairment reviews performed in each year presented indicated no goodwill impairments. Due to the limited nature and scope of changes to operations expected as a result of the 2011 Restructuring Plan, we concluded that a formal goodwill impairment review at December 31, 2011 was not necessary. Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in these reviews are presented in the tables below. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Reporting units’ fair values in relation to their respective carrying values were:

Percentage of fair value in excess of carrying value	December 31, 2011 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$112.4	5.1%	3%	11.5%
25%+	814.2	2.0% -6.5%	3%	8.5% -11.5%

	$926.6	2.0% -6.5%	3%	8.5% -11.5%

Percentage of fair value in excess of carrying value	December 31, 2010 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$190.3	5.3% - 7.5%	3%	11.0% - 13.0%
25%+	740.0	2.3% -8.3%	3%	8.0% -11.0%

	$930.3	2.3% -8.3%	3%	8.0% -13.0%

Percentage of fair value in excess of carrying value	December 31, 2009 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$373.4	4.9% - 9.5%	3%	10.5% - 12.0%
25%+	554.8	2.3% - 8.5%	3%	10.5% - 12.0%

	$928.2	2.3% - 9.5%	3%	10.5% - 12.0%

D—Restructuring

We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Our total restructuring-related costs for the three years ended December 31 were comprised of:

	Year ended December 31
	2011	2010	2009
Continuing Operations
Charged to other expense (income), net:
Severance and other restructuring costs	$6.5	$6.9	$8.7
(Gain) loss from sale of assets	(.1)	(2.2)	.3

	6.4	4.7	9.0

Charged to cost of goods sold:
Inventory obsolescence and other	3.5	.6	.5

Total Continuing Operations	9.9	5.3	9.5

Discontinued Operations (reported on the Statements of Operations in “Loss from discontinued operations, net of tax”)
Severance and other restructuring costs	—	.2	.1
Loss from sale of assets	—	.5	.4

Total Discontinued Operations	—	.7	.5

Total restructuring and restructuring-related costs	$9.9	$6.0	$10.0

2011 Restructuring Plan

In December 2011, we adopted the 2011 Restructuring Plan which included the closure of four underperforming manufacturing facilities.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	Employee Termination Costs	Other, Primarily Plant Closure and Asset Relocation	Total Restructuring Charges (1)	Inventory Obsolescence and Other (2)	Total Amount Incurred In 2011
Residential Furnishings	$.2	$.3	$.5	$—	$.5
Commercial Fixturing & Components	—	—	—	1.2	1.2
Industrial Materials	.7	—	.7	.4	1.1

Total	$.9	$.3	$1.2	$1.6	$2.8

The portion of the total restructuring charges in the above table that represents cash charges is $1.2.

(1)	Restructuring charges are reported on the Statements of Operations in “Other expense (income), net.”
(2)	Inventory obsolescence is reported in “Cost of goods sold”.

The accrued liability associated with the 2011 Restructuring Plan consisted of the following:

	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011
Termination benefits	$—	$.9	$—	$.9
Other restructuring costs	—	.3	—	.3

	$—	$1.2	$—	$1.2

We also incurred impairment costs associated with this plan as discussed in Note C. We anticipate that these exit activities will be substantially complete by the end of the second quarter of 2012.

Other Initiatives

Apart from the 2011 Restructuring Plan, we have implemented various cost reduction initiatives over the last three years to improve our operating cost structures. None of these actions have individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on our financial statements:

	Year ended December 31
	2011	2010	2009
Continuing Operations
Charged to other expense (income), net:
Severance and other restructuring costs	$5.3	$6.9	$8.7
(Gain) loss from sale of assets	(.1)	(2.2)	.3

	5.2	4.7	9.0

Charged to cost of goods sold:
Inventory obsolescence and other	1.9	.6	.5

Total Continuing Operations	7.1	5.3	9.5

Discontinued Operations
Severance and other restructuring costs	—	.2	.1
Loss from sale of assets	—	.5	.4

Total Discontinued Operations	—	.7	.5

Total of Other Initiatives	$7.1	$6.0	$10.0

Portion of total that represents cash charges	$5.3	$7.1	$8.8

Restructuring and restructuring-related charges (income) associated with continuing operations by segment were as follows:

	Year ended December 31
	2011	2010	2009
Continuing Operations
Residential Furnishings	$2.9	$1.2	$2.9
Commercial Fixturing & Components	3.0	5.7	5.0
Industrial Materials	1.1	(1.5)	.1
Specialized Products	.1	(.1)	1.5

Total	$7.1	$5.3	$9.5

The accrued liability associated with Other Initiatives consisted of the following:

	Balance at December 31, 2009	2010 Charges	2010 Payments	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011
Termination benefits	$1.3	$2.2	$2.9	$.6	$1.5	$1.6	$.5
Contract termination costs	.5	1.4	1.2	.7	1.3	1.4	.6
Other restructuring costs	.8	3.5	3.3	1.0	2.5	2.9	.6

	$2.6	$7.1	$7.4	$2.3	$5.3	$5.9	$1.7

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products	Total
Gross goodwill as of January 1, 2010	$386.2	$340.6	$68.8	$275.2	$1,070.8
Accumulated impairment losses as of January 1, 2010	—	(142.6)	—	—	(142.6)

Net goodwill as of January 1, 2010	386.2	198.0	68.8	275.2	928.2
Additions for current year acquisitions	—	—	—	.7	.7
Goodwill written off related to sale of business	—	—	(1.2)	—	(1.2)
Foreign currency translation adjustment/other	1.0	2.9	(.1)	(1.2)	2.6

Net 2010 activity	1.0	2.9	(1.3)	(.5)	2.1
Gross goodwill as of December 31, 2010	387.2	343.5	67.5	274.7	1,072.9
Accumulated impairment losses as of December 31, 2010	—	(142.6)	—	—	(142.6)

Net goodwill as of December 31, 2010	387.2	200.9	67.5	274.7	930.3
Additions for current year acquisitions	1.9	—	—	—	1.9
Goodwill written off related to sale of business	—	—	—	—	—
Foreign currency translation adjustment/other	(1.7)	(.8)	—	(3.1)	(5.6)

Net 2011 activity	.2	(.8)	—	(3.1)	(3.7)
Gross goodwill as of December 31, 2011	387.4	342.7	67.5	271.6	1,069.2
Accumulated impairment losses as of December 31, 2011	—	(142.6)	—	—	(142.6)

Net goodwill as of December 31, 2011	$387.4	$200.1	$67.5	$271.6	$926.6

Intangible assets acquired during the periods presented included in “Other intangibles” on the Consolidated Balance Sheets are as follows:

	Year ended December 31
	2011		2010
	Gross Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Weighted Average Amortization Period in Years
Debt issue costs	$1.7	5.0	$—	—
Patents and trademarks	1.1	19.0	1.5	19.5
Supply agreements, customer-related intangibles and other costs	.8	7.3	.9	5.9

	$3.6	9.8	$2.4	14.4

Additions to intangibles related to business acquisitions included in above totals	$—		$.2

The gross carrying amount and accumulated amortization by major amortized intangible asset class are as follows:

	Year ended December 31
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$15.2	$11.0	$20.9	$13.8
Customer-related intangibles	134.2	56.6	151.6	51.0
Patents and trademarks	49.2	24.4	58.4	25.8
Supply agreements, debt issue cost, and other costs	24.2	14.2	29.2	17.2

	$222.8	$106.2	$260.1	$107.8

Estimated amortization expense for items included in our December 31, 2011 balance sheet in each of the next five years is as follows:

Year ended December 31
2012	$17
2013	15
2014	14
2015	12
2016	10

F—Segment Information

We have four operating segments that are generally focused on broad end-user markets for our diversified products:

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures, displays and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors

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

A summary of segment results for the periods presented are shown in the following tables.

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT From Continuing Operations
2011
Residential Furnishings	$1,827.8	$8.6	$1,836.4	$137.5
Commercial Fixturing & Components	502.4	4.9	507.3	15.7
Industrial Materials	616.7	240.1	856.8	28.4
Specialized Products	689.1	47.1	736.2	77.0
Intersegment eliminations				(6.8)
Adjustment to LIFO method				(14.0)

	$3,636.0	$300.7	$3,936.7	$237.8

2010
Residential Furnishings	$1,739.3	$7.5	$1,746.8	$159.7
Commercial Fixturing & Components	530.7	4.1	534.8	23.1
Industrial Materials	498.0	227.2	725.2	55.2
Specialized Products	591.1	38.2	629.3	66.2
Intersegment eliminations				(1.2)
Adjustment to LIFO method				(15.0)

	$3,359.1	$277.0	$3,636.1	$288.0

2009
Residential Furnishings	$1,684.8	$8.4	$1,693.2	$90.3
Commercial Fixturing & Components	487.1	4.3	491.4	7.6
Industrial Materials	437.6	209.2	646.8	60.3
Specialized Products	445.6	55.3	500.9	17.3
Write-down of aluminum divestiture note				(10.6)
Intersegment eliminations				(1.4)
Adjustment to LIFO method				66.8

	$3,055.1	$277.2	$3,332.3	$230.3

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

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2011
Residential Furnishings	$624.1	$34.6	$3.0	$51.2
Commercial Fixturing & Components	176.1	3.4	—	11.8
Industrial Materials	218.1	18.6	—	17.0
Specialized Products	226.6	16.3	—	26.9
Average current liabilities included in segment numbers above	417.7	—	—	—
Assets held for sale	19.6	—	—	—
Unallocated assets*	1,328.3	2.1	—	10.0
Difference between average assets and year-end balance sheet	(95.4)	—	—	—

	$2,915.1	$75.0	$3.0	$116.9

2010
Residential Furnishings	$645.3	$24.9	$—	$55.8
Commercial Fixturing & Components	185.2	3.0	—	13.1
Industrial Materials	211.6	12.9	—	16.8
Specialized Products	207.9	19.0	.9	29.4
Average current liabilities included in segment numbers above	381.1	—	—	—
Assets held for sale	24.9	—	—	—
Unallocated assets*	1,423.7	7.9	—	7.7
Difference between average assets and year-end balance sheet	(78.7)	—	—	—

	$3,001.0	$67.7	$.9	$122.8

2009
Residential Furnishings	$692.1	$38.6	$.2	$58.8
Commercial Fixturing & Components	213.5	3.8	—	14.1
Industrial Materials	237.2	15.4	.7	17.4
Specialized Products	213.0	21.9	—	28.8
Average current liabilities included in segment numbers above	339.9	—	—	—
Assets held for sale	43.6	—	—	.1
Unallocated assets*	1,436.1	3.3	—	11.1
Difference between average assets and year-end balance sheet	(114.2)	—	—	—

	$3,061.2	$83.0	$.9	$130.3

*	Primarily goodwill, other intangibles, cash and long-term notes receivable.

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2011	2010	2009
Residential Furnishings
Bedding group	$667.2	$638.6	$635.1
Furniture group	633.6	596.8	549.6
Fabric & carpet underlay group	527.0	503.9	500.1

	1,827.8	1,739.3	1,684.8
Commercial Fixturing & Components
Fixture & display group	315.7	360.2	342.4
Office furniture components group	186.7	170.5	144.7

	502.4	530.7	487.1
Industrial Materials
Wire group	529.8	418.4	374.3
Tubing group	86.9	79.6	63.3

	616.7	498.0	437.6
Specialized Products
Automotive group	428.7	368.9	255.5
Commercial vehicle products group	138.4	112.5	105.1
Machinery group	122.0	109.7	85.0

	689.1	591.1	445.6

	$3,636.0	$3,359.1	$3,055.1

Our operations outside of the United States are principally in Europe, China, Canada and Mexico. The geographic information that follows is based on the area of manufacture.

\	Year Ended December 31
	2011	2010	2009
External sales
United States	$2,589.1	$2,426.7	$2,289.1
Europe	373.1	302.3	278.1
China	331.3	323.5	233.1
Canada	216.3	200.6	170.1
Mexico	50.5	47.7	41.8
Other	75.7	58.3	42.9

	$3,636.0	$3,359.1	$3,055.1

Tangible long-lived assets
United States	$387.7	$423.6	$451.9
Europe	105.0	109.1	113.7
China	38.1	36.2	38.8
Canada	20.8	25.3	33.3
Mexico	12.2	15.7	16.7
Other	16.8	14.3	14.2

	$580.6	$624.2	$668.6

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
	2011	2010	2009
Earnings:
Earnings from continuing operations	$156.4	$183.6	$121.1
(Earnings) attributable to noncontrolling interest, net of tax	(3.1)	(6.2)	(3.2)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	153.3	177.4	117.9
Loss from discontinued operations, net of tax	—	(.8)	(6.1)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$153.3	$176.6	$111.8

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	145,412,069	151,225,065	159,331,228
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1,587,688	2,043,120	633,395

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	146,999,757	153,268,185	159,964,623

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.05	$1.17	$.74
Discontinued operations	—	(.00)	(.04)

Basic EPS attributable to Leggett & Platt common shareholders	$1.05	$1.17	$.70

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.04	$1.16	$.74
Discontinued operations	—	(.01)	(.04)

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.04	$1.15	$.70

Other information:
Shares issuable under employee and non-employee stock options	11.2	11.8	12.6
Anti-dilutive shares excluded from diluted EPS computation	2.1	2.1	3.8

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2011		2010
	Current	Long-term	Current	Long-term
Trade accounts receivable	$461.3	$—	$438.3	$—
Notes receivable:
Customer-related	2.9	2.4	4.5	2.3
Notes received as partial payment for divestitures	3.5	10.4	8.0	11.1
Other	3.4	2.3	3.2	2.0
Income tax receivables	29.1	—	25.2	—
Other receivables	27.7	—	21.8	—

Total accounts and other receivables	527.9	15.1	501.0	15.4

Allowance for doubtful accounts:
Trade accounts receivable	(21.9)	—	(22.0)	—
Notes receivable:
Customer-related	—	(.7)	(.1)	(.8)
Notes received as partial payment for divestitures	(2.3)	(.4)	—	—
Other	(.1)	(.6)	—	(.3)

Total allowance for doubtful accounts	(24.3)	(1.7)	(22.1)	(1.1)

Total net receivables	$503.6	$13.4	$478.9	$14.3

Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.

Our investment in notes that were past due more than 90 days was less than $5.0 at December 31, 2011, of which approximately $4.0 had been placed on non-accrual status.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2009	2010 Charges	2010 Charge-offs, net of recoveries	Balance at December 31, 2010	2011 Charges	2011 Charge-offs, net of recoveries	Balance at December 31, 2011
Trade accounts receivable	$22.1	$6.5	$6.6	$22.0	$5.8	$5.9	$21.9
Notes receivable:
Customer-related	1.1	.3	.5	.9	—	.2	.7
Notes received as partial payment for divestitures	—	—	—	—	2.7	—	2.7
Other	.2	.1	—	.3	.1	(.3)	.7

	$23.4	$6.9	$7.1	$23.2	$8.6	$5.8	$26.0

I—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other long-term liabilities at December 31 consisted of the following:

	2011	2010
Sundry assets
Notes receivable (see Note H)	$13.4	$14.3
Deferred taxes (see Note N)	11.0	10.7
Pension plan assets (see Note M)	—	1.8
Assets held for sale	19.6	24.9
Other	23.3	23.4

	$67.3	$75.1

Accrued expenses
Workers’ compensation, medical, auto and product liability	$58.4	$61.3
Wages and commissions payable	48.9	52.2
Sales promotions	23.8	21.9
General taxes, excluding income taxes	12.6	12.6
Accrued interest	10.5	10.5
Other	55.4	51.0

	$209.6	$209.5

Other current liabilities
Dividends payable	$39.0	$39.7
Outstanding checks in excess of book balances	17.0	18.4
Derivative financial instruments (see Note S)	36.7	1.1
Other	24.6	25.7

	$117.3	$84.9

Other long-term liabilities
Liability for pension benefits (see Note M)	$66.5	$54.7
Reserves for tax contingencies (see Note N)	34.8	42.6
Deferred compensation	16.6	17.3
Other	12.4	7.3

	$130.3	$121.9

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2011			2010
	Interest rate	Due date through	Balance	Interest rate	Due date through	Balance
Term notes	4.7%	2018	$728.5	4.7%	2018	$728.1
Industrial development bonds, principally variable interest rates	.3%	2030	20.4	.6%	2030	20.9
Commercial paper	.3%	2016	70.4	—	—	—
Capitalized leases (primarily machinery, vehicle and office equipment)			6.9			5.1
Other, partially secured			9.6			10.3

			835.8			764.4
Less current maturities			2.5			2.2

			$833.3			$762.2

We can raise cash by issuing up to $600 of commercial paper through a program backed by our five-year $600 revolving credit agreement dated August 19, 2011 with a syndicate of 13 lenders. Based on the information currently available to us, we believe the participating banks continue to have the ability to meet their obligations under the agreement. The Company’s ability to borrow under the 2011 Agreement is reduced by the amount of outstanding letters of credit issued pursuant to the 2011 Agreement. The amount of letters of credit is limited to $250. The Company currently has no outstanding letters of credit under the 2011 Agreement.

Amounts outstanding at year-end related to our commercial paper program were:

	December 31, 2011	December 31, 2010
Total program authorized	$600.0	$600.0
Commercial paper outstanding (classified as long-term debt)	(70.4)	—
Letters of credit issued under the credit agreement	—	(77.9)

Total program usage	(70.4)	(77.9)

Total program available*	$529.6	$522.1

*	As discussed in Note U, the January 12, 2012 cash purchase price of $188 for Western Pneumatic Tube Holding, LLC was financed with proceeds from the sale of commercial paper notes under this program.

The Company may elect the type of borrowing under the 2011 Agreement, which determines the rate of interest to be paid on the outstanding principal balance, as follows:

(1)

ABR Borrowing. Under an ABR loan, the Company will pay interest at the Alternate Base Rate, which is the greater of (a) the prime rate publicly announced by JPMorgan; (b) the weighted average rate on overnight Federal funds transactions, plus  1/2 of 1%; or (c) the rate appearing on Reuters Screen LIBOR01 for dollar deposits with one month maturity multiplied by a fraction (the numerator being 1, and the denominator being 1 minus the aggregate of the maximum reserve percentage to which JPMorgan is subject for eurocurrency funding) plus 1%.

(2)	Fixed Rate Borrowing. Under a Fixed Rate loan, the Company will pay interest at (a) the rate published on a designated reference page of the Reuters Group service (for the available currency and interest period chosen for the loan by the Company) equal to the rate published for deposits denominated in such currency with a maturity comparable to such interest period, plus (b) a fixed spread percentage (based upon the S&P and Moody’s ratings of the Company’s senior unsecured debt).

(3)	Dollar Swingline Loans. Under a Dollar Swingline loan (which is initially made by JPMorgan for short-term administrative convenience on same day notice) the Company will pay interest at a rate equal to the weighted average rate on overnight Federal funds transactions, plus 1.5%.

(4)	Competitive Loans. Under a Competitive loan, the Company will pay interest at a rate equal to a competitive variable or fixed rate accepted by the Company.

The Company is required to periodically pay accrued interest on any outstanding principal balance under the 2011 Agreement at different time intervals based upon the elected interest rate and the elected interest period. Any outstanding principal under the 2011 Agreement will be due upon the maturity date. The Company may also terminate or reduce the lending commitments under the 2011 Agreement, in whole or in part, upon three business days’ notice.

Maturities of long-term debt are as follows:

Year ended December 31
2012	$2.5
2013	201.9
2014	182.0
2015	202.2
2016	79.0
Thereafter	168.2

$835.8

K—Lease Obligations

We lease certain operating facilities, most of our automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense for the periods presented was as follows:

	2011	2010	2009
Continuing Operations	$43.9	$44.6	$47.5
Discontinued operations	—	1.6	3.3

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2012	$30.7
2013	22.5
2014	17.9
2015	13.8
2016	9.4
Thereafter	10.1

$104.4

The above lease obligations expire at various dates through 2019. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

L—Stock-Based Compensation

We use various forms of share-based compensation which are summarized below. One stock unit is equivalent to one common share for accounting and earnings per share purposes. Shares are issued from treasury for our stock plans’ activity.

Stock options and stock units are granted pursuant to our Flexible Stock Plan. At December 31, 2011, the following shares were authorized for issuance under the Flexible Stock Plan:

Common Shares
Unexercised options	11,174,758
Outstanding stock units—vested	3,791,449
Outstanding stock units—unvested	2,197,593
Available for grant	2,595,482

Authorized for issuance at December 31, 2011	19,759,282

The following table recaps the impact of stock-based compensation on the results of operations for each of the years ended December 31:

	2011	2010	2009
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$4.8	$4.6	$5.2
Stock-based retirement plans contributions (2)	5.0	5.4	5.7
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	1.5	.9	1.2
Stock-based retirement plans (2)	.9	1.8	1.7
Discount Stock Plan (5)	1.1	.9	.9
Performance Stock Unit Awards (3)	7.0	7.6	5.5
Restricted Stock Unit Awards (4)	2.4	1.5	2.4
Other, primarily non-employee directors restricted stock	1.1	1.5	.8

Total stock-based compensation expense	23.8	24.2	23.4
Employee contributions for above stock plans	11.5	13.4	14.6

Total stock-based compensation	$35.3	$37.6	$38.0

Recognized tax benefits on stock-based compensation expense	$9.0	$9.2	$8.9

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional contributed capital. When the current tax deduction for an exercised stock option or converted stock unit is less than the deferred tax asset recorded in regard to the compensation cost that has been recognized in income, a tax “shortfall” is created. To the extent we have accumulated tax windfalls the shortfall is recognized on the balance sheet as a reduction of additional contributed capital. Net windfall is presented below:

	Balance at December 31, 2010	Net windfall resulting from exercises and conversions	Balance at December 31, 2011
Accumulated tax windfall in additional contributed capital	$24.8	$5.9	$30.7

(1) Stock Option Grants

We grant stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

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

Grant date fair values are calculated using the Black-Scholes option pricing model and will be amortized by the straight-line method over the options’ total vesting period, except for employees who terminate due to retirement. A “retirement” termination occurs if the employee is age 65, or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for 3 years and 6 months after termination of employment. Therefore, the expense for these options is accelerated when the employee is retirement eligible.

Officers receive stock option awards. Other employees participate in option choice programs.

In connection with the January 2010 grant, we gave most participants the choice to receive stock options or to receive a cash payment in lieu of options. The value of the cash alternative (paid in the first quarter) was equal to approximately one-half of the Black Scholes value of the option grant the employee would have otherwise received.

In connection with the January 2011 grant, we offered two different option choice programs. One group of employees was offered the same option/cash choice as in 2010, with the cash alternative being equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, were offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for every one RSU offered. The stock units vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.

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

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet and are disclosed in Note I.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2011 was:	$.1	$4.6	$.8

STOCK OPTIONS SUMMARY

Stock option information for the plans discussed above (including discontinued operations) for the periods presented is as follows:

	Employee Stock Options	Deferred Compensation Options	Other Options*	Total Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	9,048,742	2,596,488	124,752	11,769,982	$20.15
Granted	991,100	12,155		1,003,255	23.14
Exercised **	(1,212,563)	(140,027)	(19,294)	(1,371,884)	18.95
Expired	(152,965)		(1,256)	(154,221)	22.61
Forfeited	(72,374)			(72,374)	19.36

Outstanding at December 31, 2011	8,601,940	2,468,616	104,202	11,174,758	$20.54	5.3	$35.3

Vested or expected to vest at December 31, 2011				11,087,544	$20.54	5.3	$35.0

Exercisable (vested) at December 31, 2011				8,869,305	$20.58	4.6	$29.1

*	Primarily outside directors’ options
**	Prior to 2005, we granted options with a below market exercise price under the terms of our Deferred Compensation Program. During 2011, 74,671 options were exercised at a below market exercise price, and 389,417 of these options remain outstanding at December 31, 2011. In 2005, we amended the Program to provide only “at market” stock options.

Additional information related to stock option activity for the periods presented is as follows:

	Year ended December 31
	2011	2010	2009
Total intrinsic value of stock options exercised	$7.5	$9.3	$21.5
Cash received from stock options exercised	20.5	23.7	3.4
Total fair value of stock options vested	4.5	5.5	7.3
Cash payments to employees elected in lieu of options	.3	.6	—

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year ended December 31
	2011	2010	2009
Aggregate grant date fair value	$4.9	$5.1	$4.4
Weighted-average per share grant date fair value	$4.90	$4.09	$2.27
Risk-free interest rate	2.7%	3.1%	1.9%
Expected life in years	7.0	6.9	6.7
Expected volatility (over expected life)	33.3%	33.2%	31.4%
Expected dividend yield (over expected life)	4.7%	5.2%	6.4%

The risk-free rate is determined based on U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option. The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of employees, with executives displaying somewhat longer holding periods than other employees. Expected volatility is based on historical volatility, measured daily for a time period equal to the option’s expected life, ending on the day of grant. The expected dividend yield is estimated based on the dividend yield at the time of grant.

(2) Stock-Based Retirement Plans

We have two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees, and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. We make matching contributions to both plans. In addition to the automatic 50% match, we will make another matching contribution of up to 50% of the employee’s contributions for the year if certain profitability levels, as defined in the SBP and the ESUP, are obtained.

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

•

Participants in the ESUP may contribute up to 10% (depending upon salary level) of their compensation above the same threshold applicable to the SBP. We immediately match 50% of the employee contributions. Company contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price on the acquisition date. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program. Beginning in 2010, units from the ESUP may be settled in cash at the discretion of the Company. The ESUP offered no diversification opportunity for contributions through March 31, 2011.

Beginning April 1, 2011, participant contributions were credited to a diversified investment account established for the participant, and we made premium contributions to the diversified investment accounts equal to 17.65% of the participant’s contribution. A participant’s diversified investment account balance is adjusted to mirror the investment experience, whether positive or negative, of the diversified investments selected by the participant. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units in these accounts. The diversified investment accounts consist of various mutual funds and retirement target funds and are a component of “Other current assets” and “Sundry” long-term assets in the accompanying balance sheet. Participant’s diversified investment accounts are unfunded, unsecured obligations of the Company, and are presented as a component of “Other current liabilities” and “Other long-term liabilities” in the accompanying balance sheet and will be settled in cash. Both the asset and liabilities associated with this program are presented in Note Q and are adjusted to fair value at each reporting period. Company matching contributions are in the form of stock units.

Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from Leggett.

Information for the year ended December 31 for these plans was as follows:

	SBP 2011	ESUP 2011
Employee contributions for SBP and ESUP	$3.0	$3.8
Less diversified contributions	.6	2.2

Total employee stock contributions	$2.4	$1.6

Employer premium contribution to diversified investment accounts	—	.4

Shares purchased by employees in the SBP	106,929

Shares of SBP company match	89,514

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

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	2011	2010	2009
Total shares base award	287,014	289,888	584,650
Grant date per share fair value	$25.41	$21.96	$15.76

Three-year performance cycle
Award year	Completion date	TSR performance relative to the peer group (1%=best)	Earnings as a percent of the base award	Number of shares distributed	Distribution Date
2008	December 31, 2010	16th percentile	175%	.9 million	January 2011
2009	December 31, 2011	51st percentile	73.6%	.4 million	January 2012

Beginning with the 2010 award (that will be settled in 2013), thirty-five percent (35%) of awards will be paid out in cash. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

	December 31, 2011	December 31, 2010
PSU liability to be settled in cash	$3.1	$1.1

(4) Restricted Stock Unit Awards

RSU awards are generally granted as follows:

•	On a discretionary basis to selected managers

•	To a group of employees, who have a choice between stock options or RSUs

•	To selected executive officers in connection with employment agreements

•	As compensation for outside directors, who have a choice to receive RSUs or restricted stock

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period. As discussed above, beginning in 2011 selected employees can elect to receive RSUs in lieu of option awards.

STOCK UNITS SUMMARY

Stock unit information for the plans discussed above for the periods presented is as follows:

	DSU	ESUP	PSU*	RSU	Other	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Non-vested at January 1, 2011	—	34,120	2,347,775	191,426	—	2,573,321	$10.51
Granted based on current service	252,166	421,157	—	134,193	11,934	819,450	22.55
Granted based on future conditions	—	—	502,283	—	—	502,283	14.52
Vested	(252,166)	(420,857)	(866,473)	(97,935)	(11,934)	(1,649,365)	16.77
Forfeited	—	(1,403)	(43,848)	(2,845)	—	(48,096)	12.63

Non-vested at December 31, 2011	—	33,017	1,939,737	224,839	—	2,197,593	$11.73	$50.6

Fully vested stock units outstanding						3,791,449		$87.4

*	PSU awards are presented at 175% (i.e. maximum) payout

	Year ended December 31
	2011	2010	2009
Total intrinsic value of vested stock units converted to common stock	$16.8	$7.1	$1.1

STOCK-BASED COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2011, the unrecognized cost of non-vested stock options and units was as follows:

	Options	Units
Unrecognized cost of non-vested stock	$3.1	$8.9
Weighted-average remaining contractual life in years	1.0	1.0

(5) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2011 purchase price per share (net of discount)	$19.51
2011 number of shares purchased by employees	255,700

Shares purchased since inception in 1982	21,894,837
Maximum shares under the plan	23,000,000

M—Employee Benefit Plans

The accompanying balance sheets reflect an asset or liability for the funded status of our domestic and foreign defined benefit pension plans. Our most significant plans are in the U.S. and represent 88% of our pension benefit obligation in each of the periods presented.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2011	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning of period	$263.6	$234.5	$226.7
Service cost	2.4	2.2	2.3
Interest cost	13.4	13.5	13.5
Plan participants’ contributions	.5	.5	.6
Actuarial losses	27.9	28.5	7.2
Benefits paid	(17.2)	(14.7)	(18.4)
Foreign currency exchange rate changes	(.5)	(.9)	2.6

Benefit obligation, end of period	290.1	263.6	234.5
Change in Plan Assets
Fair value of plan assets, beginning of period	210.3	197.4	197.6
Actual return on plan assets	21.4	25.4	13.1
Employer contributions	8.5	2.2	2.9
Plan participants’ contributions	.5	.5	.6
Benefits paid	(17.2)	(14.7)	(18.4)
Foreign currency exchange rate changes	(.3)	(.5)	1.6

Fair value of plan assets, end of period	223.2	210.3	197.4

Net funded status	$(66.9)	$(53.3)	$(37.1)

Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$—	$1.8	$3.1
Other current liabilities	(.4)	(.4)	(.6)
Other long-term liabilities	(66.5)	(54.7)	(39.6)

Net funded status	$(66.9)	$(53.3)	$(37.1)

Accumulated and projected benefit obligation information at December 31 is recapped below:

	2011	2010	2009
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$290.1	$212.2	$197.7
Accumulated benefit obligation	287.7	211.9	195.9
Fair value of plan assets	223.2	157.4	160.8
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	290.1	215.7	197.7
Fair value of plan assets	223.2	160.7	160.8
Accumulated benefit obligation for all defined benefit plans	287.7	261.1	230.8

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and the subsidiary owns insurance policies for the participants that are not included in the plan’s assets with cash surrender values at December 31 as follows:

	2011	2010	2009
Cash surrender values	$2.0	$2.5	$2.4

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions is reflected below:

	December 31, 2010	2011 Amortization	2011 Net Actuarial loss	2011 Foreign currency exchange rates change	2011 Deferred income taxes change	December 31, 2011
Net loss (before tax)	$79.3	$(4.0)	$20.3	$(.1)	$—	$95.5
Net prior service cost (before tax)	1.2	(.3)	—	(.1)	—	.8
Deferred income taxes	(29.8)	—	—	—	(5.6)	(35.4)

Accumulated other comprehensive income (net of tax)	$50.7	$(4.3)	$20.3	$(.2)	$(5.6)	$60.9

Of the amounts in accumulated other comprehensive income as of December 31, 2011, the portions expected to be recognized as components of net periodic pension cost in 2012 are as follows:

Net loss	$5.9
Net prior service cost	.3

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2011	2010	2009
Service cost	$(2.4)	$(2.2)	$(2.3)
Interest cost	(13.4)	(13.5)	(13.5)
Expected return on plan assets	13.8	13.0	12.9
Amortization of prior service cost	(.3)	(.2)	(.2)
Recognized net actuarial loss	(4.0)	(3.2)	(4.1)

Net pension (expense) income	$(6.3)	$(6.1)	$(7.2)

Weighted average assumptions for pension costs:
Discount rate used in net pension costs	5.2%	5.9%	6.0%
Rate of compensation increase used in pension costs	4.0%	4.0%	4.0%
Expected return on plan assets	6.7%	6.8%	6.9%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	4.4%	5.2%	5.9%
Rate of compensation increase used in benefit obligation	3.8%	4.0%	4.0%

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

	2011	2010	2009
Benefit obligation discount rate for our most significant plans	4.3%	5.2%	5.8%

The overall, expected long-term rate of return is based on each plan’s historical experience and our expectations of future returns based upon each plan’s investment holdings, as discussed below.

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year ended December 31, 2011				Year ended December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual and pooled funds
Fixed income	$94.0	$—	$—	$94.0	$80.1	$—	$—	$80.1
Equities	80.5	—	—	80.5	85.7	—	—	85.7
Common stocks	37.4	—	—	37.4	37.3	—	—	37.3
Money market funds, cash and other	11.3	—	—	11.3	7.2	—	—	7.2

Total investments at fair value	$223.2	$—	$—	$223.2	$210.3	$—	$—	$210.3

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2011	2010
Asset Category
Equity securities	53%	59%
Debt securities	42	38
Other, including cash	5	3

Total	100%	100%

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

The mutual funds, all passively managed low-cost index funds, include:

•	Total Stock Market Index: Large, mid-, and small-cap equity diversified across growth and value styles; using index sampling.

•	FTSE All World ex US Index: International equity; broad exposure across developed and emerging non-US equity markets around the world; using index sampling.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market; index sampling.

•	Extended Duration Treasury Index: Diversified exposure to the long-term Treasury STRIPS market; using index sampling.

The separate accounts are invested as follows:

•	Small cap U.S. equities: Portfolio of small capitalization U.S. stocks benchmarked to the Russell 2000 Value Index.

•	U.S. equities: Broad portfolio of U.S. stocks benchmarked to the Russell 1000 Index.

Future Contributions and Benefit Payments

We expect to contribute $7 to our defined benefit pension plans in 2012.

Estimated benefit payments, expected over the next ten years are as follows:

2012	$16.0
2013	15.3
2014	15.4
2015	15.6
2016	15.9
2017-2021	85.1

Other Benefit Plans

Total expense from continuing operations for defined contribution plans was as follows:

	2011	2010	2009
Defined contribution plans	$5.7	$6.7	$6.7

We have limited participation in one union sponsored, defined benefit, multiemployer pension plan. This plan is not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. Contributions to this plan were less than $.1 for each of the years presented, and we do not believe there is a material withdrawal liability associated with this plan.

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year ended December 31
	2011	2010	2009
Domestic	$89.6	$150.5	$168.4
Foreign	116.6	105.0	30.0

	$206.2	$255.5	$198.4

Income tax expense from continuing operations is comprised of the following components:

	Year ended December 31
	2011	2010	2009
Current
Federal	$25.2	$24.8	$16.1
State and local	2.8	3.7	5.7
Foreign	22.9	16.1	15.6

	50.9	44.6	37.4
Deferred
Federal	1.9	22.4	41.2
State and local	1.1	(.1)	.9
Foreign	(4.1)	5.0	(2.2)

	(1.1)	27.3	39.9

	$49.8	$71.9	$77.3

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.5	1.3	2.1
Tax effect of foreign operations	(7.5)	(8.3)	(6.3)
U.S. tax on distributed foreign earnings	—	1.8	—
Change in valuation allowance	(1.0)	1.0	8.8
Change in uncertain tax positions, net	(1.9)	(1.1)	(.4)
Permanent differences	(1.5)	(1.1)	(.1)
Other, net	.6	(0.5)	(.1)

Effective tax rate	24.2%	28.1%	39.0%

In 2011, 2010, and 2009 the tax rate benefitted from income earned in certain foreign jurisdictions at rates lower than the U.S. federal statutory rate. In 2011, the tax rate also benefitted from the release of certain deferred tax asset valuation allowances and tax audit settlements.

In 2009, tax law changes in Mexico caused us to re-evaluate our deferred tax assets and liabilities in that jurisdiction. As a result of our analysis, we recorded a $6.0 tax charge to earnings related to current and prior year tax losses that may expire before they can be utilized.

We recognized net excess tax benefits of approximately $6.1, $0.1, and $1.4 in 2011, 2010 and 2009, respectively, related to stock plan activity, which have been recorded to additional contributed capital. These amounts include net windfall tax benefits as discussed in Note L.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities may no longer assess additional income tax for the expired period. In addition, we are no longer eligible to file claims for refund for any tax that we may have overpaid.

The total amount of our unrecognized tax benefits at December 31, 2011, is $34.8, of which $21.4 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the years 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Unrecognized tax benefits, January 1	$34.1	$38.2	$32.1
Gross increases—tax positions in prior periods	1.2	1.2	6.9
Gross decreases—tax positions in prior periods	(5.2)	(2.5)	(2.6)
Gross increases—current period tax positions	3.0	2.9	3.4
Change due to exchange rate fluctuations	(.3)	.3	2.2
Settlements	(5.5)	(4.0)	(.5)
Lapse of statute of limitations	(1.6)	(2.0)	(3.3)

Unrecognized tax benefits, December 31	$25.7	$34.1	$38.2
Interest	8.1	7.7	5.4
Penalties	1.0	.8	.9

Total reserve for tax contingencies, December 31	$34.8	$42.6	$44.5

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2011, three tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2009 through 2011. In 2011, IRS examinations of the 2004 through 2008 tax returns were completed, and a final audit report was issued. We are now waiting on review and final sign-off by the Joint Committee on Taxation. Refunds aggregating $15.6 are expected for all years associated with the audit. In addition, in 2011 we adjusted our reserve for uncertain tax positions with respect to the largest issue in connection with this examination, related to worthless stock deductions, which had a favorable impact on our tax provision of $3.6. Five tax years were undergoing (or subject to) audit by the Canada Revenue Agency, covering the periods 2005 through 2009. Examinations are in progress for each of these years and are at various stages of completion, but to date we are not aware of any material adjustments. Various state and other foreign jurisdiction tax years remain open to examination as well, though we believe assessments (if any) would be immaterial to our consolidated financial statements.

We are not aware of any changes that would materially impact our tax expense for an increase or decrease in the total amount of unrecognized tax benefits within the next 12 months.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2011		2010
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$12.2	$(65.5)	$12.7	$(61.8)
Inventories	2.1	(16.0)	2.1	(18.7)
Accrued expenses	91.8	(.2)	91.9	(1.2)
Net operating loss and tax credit carryforwards	67.4	—	64.9	—
Pension cost and other post-retirement benefits	24.0	(.8)	20.5	(1.4)
Intangible assets	3.6	(112.1)	4.6	(109.2)
Derivative financial instruments	13.3	(1.7)	.5	(2.8)
Uncertain tax positions	13.4	—	16.9	—
Other	15.1	(12.7)	14.4	(12.9)

Gross deferred tax assets (liabilities)	242.9	(209.0)	228.5	(208.0)
Valuation allowance	(69.1)	—	(69.0)	—

Total deferred taxes	$173.8	$(209.0)	$159.5	$(208.0)

Net deferred tax (liability)		$(35.2)		$(48.5)

The valuation allowance primarily relates to net operating loss and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, limited carryforward periods in certain jurisdictions, future reversals of existing taxable temporary differences, and reasonable tax planning strategies were among the factors considered in determining the valuation allowance.

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

Deferred income taxes and withholding taxes have not been provided on foreign earnings which are indefinitely reinvested. The cumulative undistributed earnings as of December 31, 2011, which are indefinitely reinvested, are approximately $270.9. If such earnings were distributed, the resulting incremental taxes would be approximately $53.2 based on present income tax laws, which are subject to change. In 2010, we repatriated $108 of foreign earnings, resulting in a net tax charge of $4.7.

Deferred tax assets and (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2011	2010
Other current assets	$13.0	$11.9
Sundry	11.0	10.7
Other current liabilities	(1.4)	(1.6)
Deferred income taxes	(57.8)	(69.5)

	$(35.2)	$(48.5)

O—Other Expense (Income)

The components of other expense (income) from continuing operations were as follows:

	Year ended December 31
	2011	2010	2009
Gain on asset sales	$(10.9)	$(12.4)	$(3.6)
Restructuring charges (see Note D)	6.5	6.9	8.7
Asset impairments (see Note C)	34.9	1.5	2.5
Write-down of aluminum divestiture note (see Note B)	—	—	10.6
Currency loss (gain)	—	1.6	(1.5)
Other income	(3.9)	(4.3)	(1.0)

	$26.6	$(6.7)	$15.7

P—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2009	$52.0	$(.3)	$(40.3)	$11.4
Period change—Gross	96.0	1.2	(4.1)	93.1
Period change—Attributable to noncontrolling interest	(.8)	—	—	(.8)
Period change—Income tax effect	—	(.8)	1.9	1.1

Balance December 31, 2009	147.2	.1	(42.5)	104.8
Period change—Gross	4.5	2.2	(12.7)	(6.0)
Period change—Attributable to noncontrolling interest	(.6)	—	—	(.6)
Period change—Income tax effect	—	(.9)	4.5	3.6

Balance December 31, 2010	151.1	1.4	(50.7)	101.8
Period change—Gross	(2.8)	(36.9)	(15.8)	(55.5)
Period change—Attributable to noncontrolling interest	(.7)	—	—	(.7)
Period change—Income tax effect	—	14.0	5.6	19.6

Balance December 31, 2011	$147.6	$(21.5)	$(60.9)	$65.2

Q—Fair Value

We utilize fair value measures for both financial and non-financial assets and liabilities.

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note R and evaluating long-term assets for potential impairment as discussed in Notes B and C.

The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present assets and liabilities that were accounted for at fair value on a recurring basis.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$111.8	$—	$111.8
Derivative assets	—	3.2	—	3.2
Diversified investments associated with the ESUP	2.5	—	—	2.5

Total assets	$2.5	$115.0	$—	$117.5

Liabilities:
Derivative liabilities	$2.2	$34.8	$—	$37.0
Liabilities associated with the ESUP	2.5	—	—	2.5

Total liabilities	$4.7	$34.8	$—	$39.5

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101.7	$—	$—	$101.7
Bank time deposits with original maturities of three months or less	—	38.1	—	38.1
Short-term investments:
Bank time deposits with original maturities of greater than three months	—	22.8	—	22.8
Derivative assets	—	5.3	—	5.3

Total assets	$101.7	$66.2	$—	$167.9

Liabilities:
Derivative liabilities	$1.1	$.2	$—	$1.3

Total liabilities	$1.1	$.2	$—	$1.3

The fair value for fixed rate debt was greater than its $730 carrying value by $29.2 at December 31, 2011 and greater than its $730 carrying value by $6.0 at December 31, 2010.

R—Acquisitions

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition during the periods presented, and any additional consideration paid for prior years’ acquisitions:

	2011	2010	2009
Accounts receivable	$1.5	$.1	$.2
Inventory	1.8	.4	.1
Property, plant and equipment	1.1	—	.3
Goodwill (see Note E)	1.9	.7	.4
Other intangible assets	—	.2	—
Accounts payable and accrued liabilities	(1.2)	(.5)	(.2)
Other assets and liabilities, net	(.4)	—	.5
Assumed debt	—	(.6)	—
Additional consideration for prior years’ acquisitions	1.9	4.6	1.5

Net cash consideration	$6.6	$4.9	$2.8

See the table below for acquisitions during the periods presented. We are finalizing all the information required to complete purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications.

Year Ended	Number of Acquisitions	Segment	Product	Goodwill
				In Year of Acquisition	Adjustments to Prior Year Acquisitions	Total	Expected to Provide Income Tax Benefit

December 31, 2011	2	Residential Furnishings	Furniture hardware and Geo textiles	$1.9	$—	$1.9	$1.9

December 31, 2010	1	Specialized Products	Sewing machines	.7	—	.7	.7

December 31, 2009	1	Industrial Materials	Erosion control products distribution	.4	9.8	10.2	2.6

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2011 and 2010 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our acquisition agreements provide for additional consideration to be paid in cash, at a later date and, are recorded as a liability at the acquisition date. At December 31, 2011, there is no substantial remaining consideration payable.

We also increased our ownership portion to 100% in the following businesses that were previously not wholly owned:

	Year ended December 31
	2011	2010	2009
Acquisition of noncontrolling interest – Specialized Products	$14.3	$8.6	$—
Portion representative of cash outlay	13.6	7.6	—

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

We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments for the periods presented below. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Total USD Equivalent Notional Amount	As of December 31, 2011
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$6.2	$—	$—	$1.9	$.3
Interest rate hedges	200.0	—	—	32.4	—
Currency hedges—Future USD cost of goods sold of Canadian subsidiaries	7.6	.5	—	—	—
-Future USD sales of a Chinese subsidiary	44.1	.1	—	—	—
-Future MXP cost of goods sold of a US subsidiary	1.1	—	—	.1	—
-Future EUR cost of goods sold of a US branch	1.6	—	—	.1	—
-Future USD sales of Canadian subsidiaries	33.4	.1	—	.5	—

Total cash flow hedges		.7	—	35.0	.3
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	11.5	—	—	.1	—
USD inter-company note receivable on a Switzerland subsidiary	14.5	—	—	1.6	—

Total fair value hedges		—	—	1.7	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	2.5	—	—	—

		$3.2	$—	$36.7	$.3

	Total USD Equivalent Notional Amount	As of December 31, 2010
Derivatives designated as hedging instruments		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	$7.3	$—	$—	$.9	$.2
Interest rate hedges	200.0	—	3.1	—	—
Currency hedges—Future USD cost of goods sold of Canadian subsidiaries	5.1	—	—	.1	—
-Future USD sales of a Chinese subsidiary	3.0	—	—	.1	—
-Future USD sales of Canadian subsidiaries	6.1	.4	—	—	—

Total cash flow hedges		.4	3.1	1.1	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	6.0	.1	—	—	—

Total fair value hedges		.1	—	—	—

Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	—	1.7	—	—

		$.5	$4.8	$1.1	$.2

Cash Flow Hedges

Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

•

Commodity Cash Flow Hedges—The commodity cash flow hedges manage natural gas commodity price risk. All commodity hedges at December 31, 2011 had maturities of less than two years. We routinely hedge commodity price risk up to 36 months.

•

Foreign Currency Cash Flow Hedges—The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at December 31, 2011 had maturity dates within one year. In general, foreign currency cash flow hedges have maturities within two years.

•

Interest Rate Cash Flow Hedges—In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 of planned debt issuance in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of an expected issuance of $200 of debt. The credit spread over the benchmark bonds will continue to fluctuate until the time of issuance.

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

Derivatives Not Qualifying for Hedge Accounting Treatment

At December 31, 2011 and 2010, we had derivative transactions that did not qualify for hedge accounting treatment. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of Gain (Loss) recorded in income for the year ended December 31
Derivatives designated as hedging instruments		2011	2010	2009
Commodity cash flow hedges	Cost of goods sold	$(1.3)	$(1.2)	$(3.7)
Foreign currency cash flow hedges	Net sales	.6	1.1	1.1
Foreign currency cash flow hedges	Cost of goods sold	(.3)	—	—
Foreign currency cash flow hedges	Other expense (income), net	(.2)	—	(.2)
Foreign currency cash flow hedges	Interest expense	—	—	1.2

Total cash flow hedges		(1.2)	(.1)	(1.6)
Fair value hedges	Other expense (income), net	(1.6)	1.6	1.3

Derivatives not qualifying for hedge accounting treatment
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	.8	3.1	(4.1)
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	(.3)	(.1)	—
Hedge of EUR cash-UK subsidiary	Other expense (income), net	.1	—	—
Hedge of EUR liquidity-US subsidiary	Other expense (income), net	.2	—	—

Total derivative instruments		$(2.0)	$4.5	$(4.4)

T—Contingencies

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

On September 17, 2010, NPI filed an appeal to the Ninth Circuit Court of Appeals. Gamber also filed an appeal. On September 7, 2011, a three judge panel of the Court of Appeals affirmed the trial court’s decision. Each party filed a request for rehearing en banc (a rehearing by the full court), which was denied on October 24, 2011. On November 22, 2011, our insurance carrier paid the judgment and attorney fee awards in full (roughly $2.5). Therefore, this matter is resolved.

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. The briefing process began January 2012. We do not expect a ruling from the Court of Appeals for several months.

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

Antitrust Lawsuits

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against over 20 defendants alleging that competitors of our carpet underlay business unit and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws.

A number of these lawsuits have been voluntarily dismissed without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011 (although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; and (c) eleven individual direct purchaser cases, one filed March 22, 2011, another amended August 24, 2011 to remove class allegations, one amended August 25, 2011 to name us as a defendant, four others filed October 31, 2011, one filed November 4, 2011 and three filed December 6, 19 and 30, respectively. All of the pending U.S. cases in which we have been named as a defendant, have been filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196.

In the U.S. actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser and indirect purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is underway in the U.S. actions.

We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), as amended on November 2, 2011, both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 and CV-11-17279. In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 15 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the action. We have not yet filed our defenses in the Canadian actions.

We deny all of the allegations in these actions and will vigorously defend ourselves. This contingency is subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any.

Brazilian Value-Added Tax Matters

On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of approximately $4, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tax rate for the collection and payment of value-added tax primarily on the sale of mattress innersprings in Brazil. The Brazilian Revenue Office has communicated that it will likely expand the audit to the tax years 2008 through January 2011. As a result, it is possible that we may receive an additional notice of violation on the same subject matter. L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation.

L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking approximately $3.3 for the tax years 2006 and 2007. The State of Sao Paulo argued that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on mattress innerspring sales in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed an appeal, which is currently pending.

We deny all of the allegations in these actions. We believe that we have valid bases upon which to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to many uncertainties. At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Patent Infringement Claim

On January 24, 2012, in a case in the United States District Court for the Central District of California, the jury entered a verdict against us in the amount of $5 based upon an allegation by plaintiff that we infringed three patents on an automatic stapling machine and on methods used to assemble box springs. This action was originally filed on October 4, 2010, as case number CV10-07416 RGK (SSx) under the caption Imaginal Systematic, LLC v. Leggett & Platt, Incorporated; Simmons Bedding Company; and Does 1 through 10, inclusive. Leggett is contractually obligated to defend and indemnify Simmons Bedding Company against a claim for infringement.

At trial, the plaintiff alleged damages of $16.2. We disputed each patent’s validity; the methodology used to calculate damages; and denied that we infringed any patent. The plaintiff has also requested pre-judgment interest and royalties for future use of the machines and attorneys fees and costs. We intend to object to all of these claims.

We intend to appeal the case to the Federal Circuit Court of Appeals and believe we have valid bases upon which to appeal. We do not believe that it is probable that the judgment will be upheld on appeal in its current form. We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue. The Patent Office ruled in our favor on the pertinent claims of two of the three patents. Imaginal may appeal those rulings. With respect to the third patent, we intend to appeal the Patent Office’s decision upholding validity; however, due to a change made to all of the machines we do not believe that the machines are currently using the feature alleged to have infringed the third patent. At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

U—Subsequent Events

On January 12, 2012, we completed the acquisition of Western Pneumatic Tube Holding, LLC (“Western”). Western is a leading provider of integral components for critical aircraft systems. The company specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs. Western had 2011 sales of $57 and will be part of our Industrial Materials Segment. The cash purchase price of $188 was financed with proceeds from the sale of commercial paper notes under our existing commercial paper program discussed in Note J.

Quarterly Summary of Earnings

Leggett & Platt, Incorporated

(Unaudited)

(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second	Third	Fourth*	Total
2011
Net sales	$895.8	$945.2	$940.9	$854.1	$3,636.0
Gross profit	170.0	181.9	170.4	143.0	665.3
Earnings from continuing operations before income taxes	66.2	72.0	63.4	4.6	206.2
Earnings from continuing operations	46.3	55.5	45.3	9.3	156.4
Earnings attributable to noncontrolling interest, net of tax	(1.3)	(0.8)	(0.4)	(0.6)	(3.1)
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.38	$.31	$.06	$1.05

Diluted	$.30	$.37	$.31	$.06	$1.04

Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$—	$—

Diluted	$—	$—	$—	$—	$—

Net earnings attributable to Leggett & Platt, Inc. common shareholders	45.0	54.7	44.9	8.7	153.3
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.38	$.31	$.06	$1.05

Diluted	$.30	$.37	$.31	$.06	$1.04

2010
Net sales	$816.4	$874.3	$866.5	$801.9	$3,359.1
Gross profit	165.5	179.7	168.7	141.5	655.4
Earnings from continuing operations before income taxes	69.0	77.1	68.0	41.4	255.5
Earnings from continuing operations	47.5	53.6	49.9	32.6	183.6
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.8)	(1.4)	(1.9)	(1.1)	(6.2)
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.34	$.32	$.21	$1.17

Diluted	$.30	$.34	$.31	$.21	$1.16

Earnings (loss) from discontinued operations, net of tax	(.6)	.5	(.6)	(.1)	(.8)
Loss per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$—	$—

Diluted	$—	$—	$—	$—	$(.01)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	45.1	52.7	47.4	31.4	176.6
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.35	$.31	$.21	$1.17

Diluted	$.29	$.34	$.31	$.21	$1.15

*	As discussed in Notes C and D beginning on page 85, the Company incurred long-lived asset impairment and restructuring-related charges totaling $37 in the fourth quarter of 2011.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful receivables	$23.2	$8.6	$5.8	(2)	$26.0

Excess and obsolete inventory reserve, LIFO basis	$23.7	$10.4	$13.9		$20.2

Tax valuation allowance	$69.0	$(3.0)	$(3.1	)(3)	$69.1

Year ended December 31, 2010
Allowance for doubtful receivables	$23.5	$6.9	$7.2	(2)	$23.2

Excess and obsolete inventory reserve, LIFO basis	$23.4	$12.6	$12.3		$23.7

Tax valuation allowance	$67.0	$(1.0)	$(3.0	)(3)	$69.0

Year ended December 31, 2009 (1)
Allowance for doubtful receivables	$38.2	$29.5	$44.2	(2)	$23.5

Excess and obsolete inventory reserve, LIFO basis	$26.2	$16.2	$19.0		$23.4

Tax valuation allowance	$46.3	$(0.5)	$(21.2	)(3)	$67.0

(1)	The balance at December 31, 2009 includes assets held for sale of $.1 of allowance for doubtful receivables, and $.8 of excess and obsolete inventory reserve.
(2)	Uncollectible accounts charged off, net of recoveries.
(3)	Federal tax effect of state and foreign net operating loss carryforwards and credits and changes in currency exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and
Chief Executive Officer

Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S/ DAVID S. HAFFNER David S. Haffner	President, Chief Executive Officer and Director	February 24, 2012

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN Matthew C. Flanigan	Senior Vice President, Chief Financial Officer and Director	February 24, 2012

(c) Principal Accounting Officer:

/S/ WILLIAM S. WEIL William S. Weil	Vice President, Corporate Controller and Chief Accounting Officer	February 24, 2012

(d) Directors:

ROBERT E. BRUNNER* Robert E. Brunner	Director

RALPH W. CLARK* Ralph W. Clark	Director

R. TED ENLOE, III* R. Ted Enloe, III	Director

RICHARD T. FISHER* Richard T. Fisher	Chairman

KARL G. GLASSMAN* Karl G. Glassman	Director

Signature	Title	Date

RAY A. GRIFFITH* Ray A. Griffith	Director

Joseph W. McClanathan	Director

JUDY C. ODOM* Judy C. Odom	Director

MAURICE E. PURNELL, JR.* Maurice E. Purnell, Jr.	Director

PHOEBE A. WOOD* Phoebe A. Wood	Director

*By:	/s/ JOHN G. MOORE	February 24, 2012
John G. Moore
Attorney-in-Fact Under Power-of-Attorney dated February 22, 2012

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	Purchase Agreement by and among Leggett & Platt, Incorporated; Tinicum Capital Partners II, L.P.; Tinicum Capital Partners II Parallel Fund, L.P.; Tinicum Capital Partners II Executive Fund, L.L.C.; and various other entities and individuals named on the signature pages of the Purchase Agreement, dated December 20, 2011, filed December 21, 2011 as Exhibit 2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845) Schedules to the Purchase Agreement have been omitted pursuant to Item 601(b) (2) of Regulation S-K. Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules. Leggett agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

2.2	Unit Purchase Agreement by and among the Company, Pace Industries, LLC and KPI Acquisition, LLC, and certain other affiliates of Kenner & Company, Inc., dated July 16, 2008, including Exhibit A – Promissory Note; and Exhibit B – Certificate of Incorporation Containing Preferred Stock Terms, filed July 17, 2008 as Exhibit 2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845). Schedules to the Unit Purchase Agreement have been omitted pursuant to Item 601(b) (2) of Regulation S-K. Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

3.1	Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company, as amended through November 10, 2011, filed November 15, 2011 as Exhibit 3.2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2	Indenture, dated as of November 24, 1999 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank)), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated by reference. (SEC File No. 001-07845)

4.2.1	Tri-Party Agreement under the November 24, 1999 Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to The Chase Manhattan Bank) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.2.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

4.3	Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.3.1	Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.4	Form of Fixed Rate Note filed May 10, 2005 as Exhibit 4.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5	Form of Floating Rate Note filed May 10, 2005 as Exhibit 4.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.6	Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7	Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.8	Form of $180,000,000 4.65% Notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.9	Form of $200,000,000 5.00% Notes due 2015 issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 11, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*	Employment Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.2*	Employment Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.3*	Employment Agreement between the Company and Matthew C. Flanigan, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.4*	Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.5*	Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 7, 2009, filed May 8, 2009 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.6*	Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

10.7*	Summary Sheet for Executive Cash Compensation, filed March 30, 2011 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.8*	Summary Sheet of Director Compensation, filed August 4, 2011 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.9.1*	The Company’s Flexible Stock Plan, amended and restated, effective as of May 13, 2010, filed March 25, 2010 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.9.2*	Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed December 2, 2010 as Exhibit 4.3 to the Company’s Form S-8, is incorporated by reference. (SEC File No. 001-07845)

10.9.3*	Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to the 2008 and 2009 grants), filed February 26, 2008 as Exhibit 10.11.1 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.9.4*	Form of 2010 Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 5, 2009 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.9.5*	2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2011 grants and all grants thereafter), filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.9.6*	Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9.7*,**	Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan

10.9.8*	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed May 8, 2009 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.10*	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11*	2011 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed March 30, 2011 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.12*	The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

10.13*,**	The Company’s Deferred Compensation Program, Effective as of December 1, 2011.

10.14*	The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

10.15*	The Company’s 2005 Executive Stock Unit Program, as amended effective as of December 31, 2009 (effective through March 31, 2011), filed December 9, 2009 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.16*	The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective April 1, 2011, filed August 4, 2011 as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.17*	Description of long-term disability arrangements between the Company and certain executives filed February 24, 2011 as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2010, is incorporated by reference. (SEC File No. 001-07845)

10.18*	The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.19	Credit Agreement, dated August 19, 2011 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 19, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.20	Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.21	Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.22	Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.23	Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005, filed May 9, 2007 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.24	Commercial Paper Dealer Agreement between the Company and Wells Fargo Securities, L.L.C. (formerly Wachovia Capital Markets, LLC) dated October 10, 2005, filed May 9, 2007 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2012.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2012.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2012.

Exhibit No.	Document Description

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2012.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes management contract or compensatory plan or arrangement.
**	Denotes filed or furnished herewith.
***	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2011; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2011; (iii) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2011; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2011; and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.