Form 10-Q
period 2012-03-31
LEGGETT & PLATT INC
filed 2012-05-04
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common stock outstanding as of April 25, 2012: 140,177,932

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	March 31, 2012	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$261.2	$236.3
Accounts and other receivables, net	571.6	503.6
Inventories
Finished goods	279.2	261.3
Work in process	51.5	41.5
Raw materials and supplies	228.8	223.9
LIFO reserve	(86.2)	(85.7)

Total inventories, net	473.3	441.0
Other current assets	44.1	43.1

Total current assets	1,350.2	1,224.0
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,146.2	1,120.1
Buildings and other	608.3	608.5
Land	46.7	45.2

Total property, plant and equipment	1,801.2	1,773.8
Less accumulated depreciation	1,208.8	1,193.2

Net property, plant and equipment	592.4	580.6
OTHER ASSETS
Goodwill	985.1	926.6
Other intangibles, less accumulated amortization of $112.5 and $106.2 as of March 31, 2012 and December 31, 2011, respectively	215.4	116.6
Sundry	69.6	67.3

Total other assets	1,270.1	1,110.5

TOTAL ASSETS	$3,212.7	$2,915.1

CURRENT LIABILITIES
Current maturities of long-term debt	$2.5	$2.5
Accounts payable	298.2	256.6
Accrued expenses	218.5	209.6
Other current liabilities	106.9	117.3

Total current liabilities	626.1	586.0
LONG-TERM LIABILITIES
Long-term debt	1,046.8	833.3
Other long-term liabilities	132.1	130.3
Deferred income taxes	64.5	57.8

Total long-term liabilities	1,243.4	1,021.4
COMMITMENTS AND CONTINGENCIES EQUITY
Common stock	2.0	2.0
Additional contributed capital	453.5	456.9
Retained earnings	2,031.1	2,027.4
Accumulated other comprehensive income	85.1	65.2
Treasury stock	(1,239.5)	(1,254.3)

Total Leggett & Platt, Inc. equity	1,332.2	1,297.2
Noncontrolling interest	11.0	10.5

Total equity	1,343.2	1,307.7

TOTAL LIABILITIES AND EQUITY	$3,212.7	$2,915.1

See accompanying notes to consolidated condensed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required for annual financial statements by generally accepted accounting principles in the United States of America.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2012	2011
Net sales	$946.8	$895.8
Cost of goods sold	768.5	725.8

Gross profit	178.3	170.0
Selling and administrative expenses	97.9	95.8
Amortization of intangibles	6.2	4.8
Other (income) expense, net	(.4)	(4.8)

Earnings before interest and income taxes	74.6	74.2

Interest expense	9.5	9.5
Interest income	1.7	1.5

Earnings before income taxes	66.8	66.2

Income taxes	22.3	19.9

Net earnings	$44.5	$46.3
(Earnings) loss attributable to noncontrolling interest, net of tax	(.5)	(1.3)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$44.0	$45.0

Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.31	$.30
Diluted	$.30	$.30

Cash dividends declared per share	$.28	$.27

Average shares outstanding
Basic	143.6	149.2
Diluted	145.1	150.8

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
Net earnings	$44.5	$46.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16.3	21.5
Cash flow hedges	2.9	.8
Defined benefit pension plans	.7	.3

Other comprehensive income (loss)	19.9	22.6

Comprehensive income	64.4	68.9
Less: comprehensive (income) loss attributable to noncontrolling interest	(.5)	(1.5)

Comprehensive income attributable to Leggett & Platt, Inc.	$63.9	$67.4

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2012	2011
OPERATING ACTIVITIES
Net earnings	$44.5	$46.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	22.8	25.3
Amortization	6.2	4.8
Provision for losses on accounts and notes receivable	2.8	3.1
Writedown of inventory	3.1	3.1
Asset impairment charges	.1	3.0
Net gain from sales of assets and businesses	(2.0)	(8.5)
Deferred income tax expense	2.7	7.2
Stock-based compensation	10.5	13.3
Other	1.2	(4.3)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(56.5)	(88.2)
Increase in inventories	(14.6)	(27.3)
Decrease in other current assets	.3	2.3
Increase in accounts payable	39.9	63.5
Increase in accrued expenses and other current liabilities	4.1	3.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	65.1	46.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(17.6)	(16.7)
Purchases of companies, net of cash acquired	(188.8)	(.6)
Proceeds from sales of assets and businesses	4.2	17.1
Other	(4.6)	(.7)

NET CASH USED FOR INVESTING ACTIVITIES	(206.8)	(.9)
FINANCING ACTIVITIES
Additions to debt	214.0	59.1
Payments on debt	(9.8)	(13.4)
Dividends paid	(39.0)	(39.7)
Issuances of common stock	3.5	4.0
Purchases of common stock	(6.0)	(113.7)
Excess tax benefits from stock-based compensation	1.0	5.5

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	163.7	(98.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.9	3.2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24.9	(49.1)
CASH AND CASH EQUIVALENTS—January 1,	236.3	244.5

CASH AND CASH EQUIVALENTS—March 31,	$261.2	$195.4

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

For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2011.

2. NEW ACCOUNTING GUIDANCE

The Financial Accounting Standards Board (FASB) has issued accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the new guidance will have a material impact on our current or future financial statements.

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

The following table contains the LIFO expense included in earnings for each of the periods presented.

	Three Months Ended March 31,
	2012	2011
LIFO expense	$.5	$5.5

4. SEGMENT INFORMATION

We have four operating segments that are generally focused on broad end-user markets for our diversified products.

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures, displays and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products and welded steel tubing sold to trade customers as well as other Leggett segments

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors

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

The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. We evaluate performance based on earnings from operations before interest and income taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain of our general and administrative costs and miscellaneous corporate income and expenses are allocated to the segments based on sales. These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months ended March 31, 2012:
Residential Furnishings	$490.6	$2.0	$492.6	$40.2
Commercial Fixturing & Components	113.2	1.0	114.2	7.2
Industrial Materials	167.5	70.2	237.7	11.8
Specialized Products	175.5	9.8	185.3	17.9
Intersegment eliminations				(2.0)
Change in LIFO reserve				(.5)

	$946.8	$83.0	$1,029.8	$74.6

Three Months ended March 31, 2011:
Residential Furnishings	$457.5	$2.3	$459.8	$42.1
Commercial Fixturing & Components	127.8	1.2	129.0	8.2
Industrial Materials	145.5	64.8	210.3	14.0
Specialized Products	165.0	9.8	174.8	18.1
Intersegment eliminations				(2.7)
Change in LIFO reserve				(5.5)

	$895.8	$78.1	$973.9	$74.2

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2012	December 31, 2011
Residential Furnishings	$604.9	$624.1
Commercial Fixturing & Components	153.8	176.1
Industrial Materials	228.0	218.1
Specialized Products	223.8	226.6
Average current liabilities included in segment numbers above	435.4	417.7
Assets held for sale	20.0	19.6
Unallocated assets (1)	1,497.2	1,328.3
Difference between average assets and period-end balance sheet	49.6	(95.4)

Total assets	$3,212.7	$2,915.1

(1)	Primarily goodwill, other intangibles, cash and notes receivable

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. RESTRUCTURING

We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. In December 2011, we adopted the 2011 Restructuring Plan, which included the closure of four underperforming manufacturing facilities. This plan resulted in approximately $1.0 of restructuring-related costs incurred during the first quarter of 2012. We anticipate that these exit activities will be substantially complete by the end of the second quarter 2012.

Our total restructuring-related costs for the periods presented were comprised of:

	Three Months Ended March 31,
	2012	2011
Charged to other (income) expense , net:
Severance and other restructuring costs	$1.5	$1.2
(Gain) loss from sale of assets	(1.8)	.1

Total restructuring and restructuring-related costs	$(.3)	$1.3

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2012	2011
Earnings:
Earnings	$44.5	$46.3
(Earnings) loss attributable to noncontrolling interest, net of tax	(.5)	(1.3)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$44.0	$45.0

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	143.6	149.2
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.5	1.6

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	145.1	150.8

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.31	$.30

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.30	$.30

Other information:
Shares issuable under employee and non-employee stock options	11.6	12.3
Anti-dilutive shares excluded from diluted EPS computation	2.7	2.4

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following:

	March 31, 2012		December 31, 2011
	Current	Long-term	Current	Long-term
Trade accounts receivable	$534.7	$—	$461.3	$—
Notes receivable:
Customer-related	2.0	3.0	2.9	2.4
Notes received as partial payment for divestitures	3.4	10.5	3.5	10.4
Other	3.4	2.0	3.4	2.3
Income tax receivables	22.0	—	29.1	—
Other receivables	31.0	—	27.7	—

Total accounts and other receivables	596.5	15.5	527.9	15.1
Allowance for doubtful accounts:
Trade accounts receivable	(22.1)	—	(21.9)	—
Notes receivable:
Customer-related	—	(.8)	—	(.7)
Notes received as partial payment for divestitures	(2.6)	(.8)	(2.3)	(.4)
Other	(.2)	(.6)	(.1)	(.6)

Total allowance for doubtful accounts	(24.9)	(2.2)	(24.3)	(1.7)

Total net receivables	$571.6	$13.3	$503.6	$13.4

Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.

Our investment in notes that were past due more than 90 days was less than $5.0 at March 31, 2012 and December 31, 2011, of which approximately $4.0 had been placed on non-accrual status.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2011	2012 Charges	2012 Charge- offs, net of recoveries	Balance at March 31, 2012
Trade accounts receivable	$21.9	$1.8	$(1.6)	$22.1
Notes receivable:
Customer-related	.7	.1	—	.8
Notes received as partial payment for divestitures	2.7	.7	—	3.4
Other	.7	.2	(.1)	.8

	$26.0	$2.8	$(1.7)	$27.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION

The following table recaps the components of stock-based compensation for each period presented:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$2.3	$2.8
Stock-based retirement plans contributions (2)	1.9	2.1
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	.6
Stock-based retirement plans	.5	.9
Discount Stock Plan	.2	.2
Performance Stock Unit awards (3)	1.7	1.8
Restricted Stock Unit awards	.8	.5
Other, primarily non-employee directors restricted stock	.2	.4

Total stock-based compensation expense	8.1	9.3
Employee contributions for above stock plans	2.4	4.0

Total stock-based compensation	$10.5	$13.3

Recognized tax benefits on stock-based compensation expense	$3.1	$3.5

(1)	Stock Option Grants

Our most significant stock options are granted annually on a discretionary basis to a broad group of employees.

We offer two different option choice programs. One group of employees is offered the choice to receive stock options or to receive a cash alternative being equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, are offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for every one RSU offered. The RSUs vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model for all options granted in the periods presented:

	Three Months Ended March 31,
	2012	2011
Options granted (in millions)	.9	1.0
Aggregate grant date fair value	$4.0	$4.9
Weighted-average per share grant date fair value	$4.68	$4.90
Risk-free interest rate	1.9%	2.7%
Expected life in years	7.2	7.1
Expected volatility (over expected life)	34.4%	33.3%
Expected dividend yield (over expected life)	4.8%	4.7%
Cash payments to employees elected in lieu of options	$.3	$.3

(2)	Stock-Based Retirement Plans

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

Beginning April 1, 2011, ESUP participant contributions are credited to a diversified investment account established for the participant. The diversified investment accounts consist of various mutual funds and retirement target funds and are settled in cash. We make premium contributions to the diversified investment accounts equal to 17.65% of the participant’s contribution. A participant’s diversified investment account balance is adjusted to mirror the investment experience, whether positive or negative, of the diversified investments selected by the participant. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units in these accounts. Company matching contributions are in the form of Company stock units, and participants may not diversify this portion of their accounts.

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

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Three Months Ended March 31,
	2012	2011
Total shares base award (in millions)	.3	.3
Grant date per share fair value	$23.79	$25.41

The three-year performance cycle of the 2009 award was completed on December 31, 2011. Our TSR performance, relative to the peer group, ranked at 51st percentile; accordingly, participants earned 73.6% of the base award and .4 million shares were distributed in January 2012.

Beginning with the 2010 award (that will be settled in 2013), thirty-five percent (35%) of awards will be paid out in cash. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

	March 31, 2012	December 31, 2011
PSU liability to be settled in cash	$3.0	$3.1

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. ACQUISITIONS

On January 12, 2012, we acquired 100% of Western Pneumatic Tube Holding, LLC (Western). Western is a leading provider of integral components for critical aircraft systems, and forms the new Aerospace Products business unit within the Tubing Group. Western specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs. The cash purchase price of $188 was financed with proceeds from the sale of commercial paper notes under our existing commercial paper program.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition during the periods presented, and any additional consideration paid for prior years’ acquisitions:

	Three Months Ended March 31,
	2012	2011
Accounts receivable	$8.5	$—
Inventory	18.8	—
Property, plant and equipment	12.5	—
Goodwill	54.3	—
Other intangible assets (average weighted amortization period of 16.5 years)	101.9	—
Accounts payable and accrued liabilities	(7.0)	—
Other assets and liabilities, net	(.2)	—
Additional consideration for prior year’s acquisitions	—	.6

Net cash consideration	$188.8	$.6

There were no acquisitions in the first quarter of 2011. The following table presents first quarter 2012 acquisitions. We are finalizing all the information required to complete the purchase price allocations.

Quarter Ended	Number of Acquisitions	Segment	Product	Goodwill
				In Year of Acquisition	Adjustments to Prior Year Acquisitions	Total	Expected to Provide Income Tax Benefit
March 31, 2012	2	Industrial Materials	Tubing for the aerospace industry; Tube fabrication	$54.3	$—	$54.3	$54.3

Factors that contributed to a purchase price resulting in the recognition of goodwill included Western’s competitive position, and its fit with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2012 acquisitions had occurred on January 1 for each period presented are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our acquisition agreements provide for additional consideration to be paid in cash, at a later date and, are recorded as a liability at the acquisition date. At March 31, 2012, there is no substantial remaining consideration payable.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2012 employer contributions are not significantly different than the $7 previously reported at December 31, 2011.

	Three Months Ended March 31,
	2012	2011
Components of net pension expense
Service cost	$.7	$.6
Interest cost	3.2	3.4
Expected return on plan assets	(3.7)	(3.4)
Recognized net actuarial loss	1.6	1.0

Net pension expense	$1.8	$1.6

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31, 2012
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2012	$1,307.7	$2,027.4	$458.9	$(1,254.3)	$10.5	$65.2
Net earnings	44.5	44.5	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.5)	—	—	.5	—
Dividends declared	(39.2)	(40.3)	1.1	—	—	—
Treasury stock purchased	(7.7)	—	—	(7.7)	—	—
Treasury stock issued	7.3	—	(15.2)	22.5	—	—
Foreign currency translation adjustments	16.3	—	—	—	—	16.3
Cash flow hedges, net of tax	2.9	—	—	—	—	2.9
Defined benefit pension plans, net of tax	.7	—	—	—	—	.7
Stock options and benefit plan transactions, net of tax	10.7	—	10.7	—	—	—

Ending balance, March 31, 2012	$1,343.2	$2,031.1	$455.5	$(1,239.5)	$11.0	$85.1

	Three Months Ended March 31, 2011
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2011	$1,524.4	$2,033.3	$465.2	$(1,093.0)	$17.1	$101.8
Net earnings	46.3	46.3	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.3)	—	—	1.3	—
Dividends declared	(39.2)	(40.2)	1.0	—	—	—
Treasury stock purchased	(126.0)	—	—	(126.0)	—	—
Treasury stock issued	11.3	—	(26.8)	38.1	—	—
Foreign currency translation adjustments	21.5	—	—	—	.2	21.3
Cash flow hedges, net of tax	.8	—	—	—	—	.8
Defined benefit pension plans, net of tax	.3	—	—	—	—	.3
Stock options and benefit plan transactions, net of tax	18.4	—	18.4	—	—	—

Ending balance, March 31, 2011	$1,457.8	$2,038.1	$457.8	$(1,180.9)	$18.6	$124.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2012	$147.6	$(21.5)	$(60.9)	$65.2
Period change—Gross	16.3	4.6	1.4	22.3
Period change – Attributable to noncontrolling interest	—	—	—	—
Period change—Income tax effect	—	(1.7)	(.7)	(2.4)

Balance March 31, 2012	$163.9	$(18.6)	$(60.2)	$85.1

Balance January 1, 2011	$151.1	$1.4	$(50.7)	$101.8
Period change—Gross	21.5	1.3	.5	23.3
Period change – Attributable to noncontrolling interest	(.2)	—	—	(.2)
Period change—Income tax effect	—	(.5)	(.2)	(.7)

Balance March 31, 2011	$172.4	$2.2	$(50.4)	$124.2

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

Items measured at fair value on a recurring basis

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$79.6	$—	$79.6
Derivative assets	—	2.9	—	2.9
Diversified investments associated with the ESUP	4.5	—	—	4.5

Total assets	$4.5	$82.5	$—	$87.0

Liabilities:
Derivative liabilities	$2.4	$29.7	$—	$32.1
Liabilities associated with the ESUP	4.5	—	—	4.5

Total liabilities	$6.9	$29.7	$—	$36.6

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

The fair value for fixed rate debt (Level 2) was greater than its $730.0 carrying value by $43.1 at March 31, 2012 and greater than its $730.0 carrying value by $29.2 at December 31, 2011. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.

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

	Three Months Ended March 31,
	2012	2011
Total asset impairments	$.1	$3.0

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

	Total USD Equivalent Notional Amount	As of March 31, 2012
		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	$5.7	$—	$—	$2.1	$.3
Interest rate hedges	200.0	—	—	28.4	—
Currency Hedges:
- Future USD sales of Canadian subsidiaries	24.5	.2	—	—	—
- Future USD sales of Chinese subsidiaries	32.1	.2	—	—	—
- Future USD COGS of Canadian subsidiaries	5.7	.3	—	—	—
- Future USD COGS of European subsidiary	8.1	.1	—	—	—

Total cash flow hedges		.8	—	30.5	.3
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	11.5	.2	—	—	—
USD inter-company note receivables on a Swiss subsidiary	14.5	—	—	1.2	—
USD inter-company note receivable on an European subsidiary	3.5	—	—	.1	—

Total fair value hedges		.2	—	1.3	—
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	1.9	—	—	—

		$2.9	$—	$31.8	$.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

	Total USD Equivalent Notional Amount	As of December 31, 2011
		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	$6.2	$—	$—	$1.9	$.3
Interest rate hedges	200.0	—	—	32.4	—
Currency hedges—Future USD cost of goods sold of Canadian subsidiaries	7.6	.5	—	—	—
-Future USD sales of a Chinese subsidiary	44.1	.1	—	—	—
-Future MXP cost of goods sold of a US subsidiary	1.1	—	—	.1	—
-Future EUR cost of goods sold of a US branch	1.6	—	—	.1	—
-Future USD sales of Canadian subsidiaries	33.4	.1	—	.5	—

Total cash flow hedges		.7	—	35.0	.3
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	11.5	—	—	.1	—
USD inter-company note receivable on a Switzerland subsidiary	14.5	—	—	1.6	—

Total fair value hedges		—	—	1.7	—
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	28.0	2.5	—	—	—

		$3.2	$—	$36.7	$.3

Cash Flow Hedges

Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

•

Commodity Cash Flow Hedges—The commodity cash flow hedges manage natural gas commodity price risk. All commodity hedges at March 31, 2012 had maturities of less than two years. We routinely hedge commodity price risk up to 36 months.

•

Foreign Currency Cash Flow Hedges—The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The foreign currency cash flow hedges outstanding at March 31, 2012 had maturity dates within one year. In general, foreign currency cash flow hedges have maturities within two years.

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

Derivatives Not Qualifying for Hedge Accounting Treatment

At March 31, 2012 and 2011, we had derivative transactions that did not qualify for hedge accounting treatment. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of Gain (Loss) Recorded in Income Three Months Ended March 31,
		2012	2011
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$(.8)	$(.4)
Foreign currency cash flow hedges	Net Sales	.1	.1
Foreign currency cash flow hedges	Other (income) expense, net	(.1)	—

Total cash flow hedges		(.8)	(.3)
Fair value hedges	Other (income) expense, net	.6	—
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable- European subsidiary	Other (income) expense, net	(.6)	(1.5)
Hedge of EUR inter-company note receivable- European subsidiary	Interest expense	—	(.1)

Total derivative instruments		$(.8)	$(1.9)

14. CONTINGENCIES

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

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. CONTINGENCIES (continued)

same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On January 17, 2012 plaintiff filed its appellate brief, and we filed our brief on March 21, 2012. We do not expect a ruling from the Court of Appeals for several months.

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

A number of these lawsuits have been voluntarily dismissed without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011 (although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; and (c) eighteen individual direct purchaser cases, (i) one filed March 22, 2011, (ii) another amended August 24, 2011 to remove class allegations, (iii) one amended August 25, 2011 to name us as a defendant, (iv) four others filed October 31, 2011, (v) one filed November 4, 2011, (vi) three filed December 6, 19 and 30, respectively, (vii) one filed January 27, 2012, (viii) five filed March 19, 2012, and (ix) one amended March 30, 2012 to name us as a defendant. All of the pending U.S. cases in which we have been named as a defendant, have been filed in or have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. CONTINGENCIES (continued)

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

Brazilian Value-Added Tax Matters

On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of approximately $4, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. The Brazilian Revenue Office has communicated that it will likely expand the audit to the tax years 2008 through January 2011. As a result, it is possible that we may receive an additional notice of violation on the same subject matter. L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation.

L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking approximately $3.3 for the tax years 2006 and 2007. The State of Sao Paulo argued that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings.

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

On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals and believe we have valid bases upon which to appeal. We do not believe that it is probable that the judgment will be upheld on appeal in its current form. We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. CONTINGENCIES (continued)

the validity of each patent at issue. The Patent Office initially ruled in our favor on the pertinent claims of two of the three patents, but subsequently reversed the decision on one of the patents. We intend to appeal this decision. With respect to the third patent, we intend to appeal the Patent Office’s decision upholding validity; however, due to a change made to all of the machines we do not believe that the machines are currently using the feature alleged to have infringed the third patent. At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

What We Do

Leggett & Platt is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a wide range of engineered components and products found in most homes, offices, automobiles, and also in many airplanes and retail stores. We make components that are often hidden within, but integral to, our customers’ products.

We are the leading U.S. manufacturer of: components for residential furniture and bedding, adjustable bed bases, carpet underlay, components for office furniture, drawn steel wire, thin-walled titanium and nickel tubing for the aerospace industry, automotive seat support and lumbar systems, and bedding industry machinery.

Our Segments

Our continuing operations are comprised of 20 business units in four segments, with approximately 18,000 employees, and 130 production facilities located in 18 countries around the world. Our segments are described below.

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated approximately 48% of first quarter 2012 total sales.

Commercial Fixturing & Components: Operations in this segment, which contributed approximately 11% of first quarter 2012 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply fabricated wire products, and titanium and nickel tubing for the aerospace industry. This segment generated approximately 23% of our first quarter 2012 total sales.

Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 18% of first quarter 2012 total sales.

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

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. For the three-year period that began January 1, 2010, we have so far (over the last 28 months) generated TSR of 12% per year on average, which matches the return of the S&P 500 index over that same time period.

Our incentive programs reward return generation. Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.

Customers

We serve a broad suite of customers, with our largest customer representing less than 6% of our sales in 2011. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

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

Over the last few years we have significantly reduced our fixed cost structure, but purposely retained spare production capacity. Accordingly, unit sales can rebound appreciably without the need for large capital investment. We have meaningful operating leverage that should significantly benefit future earnings as market demand rebounds. Until our spare capacity is fully utilized, each additional $100 million of sales from incremental unit volume is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.

Raw Material Cost Trends

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

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). While metal margins within the steel industry have been extremely volatile during certain periods in recent years, they have been generally stable since early 2011.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years, and in most years, have been able to pass them through to our customers. In recent months, rising oil prices have driven these costs higher, and in response, we are implementing price increases.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings segment in the last half of 2011 (however, selective selling price reductions helped contain this activity). As our customers changed the quantity and mix of components in their finished goods to address commodity inflation, our profit margins were negatively impacted. We must continue to find ways to assist our customers in improving the functionality and reducing the cost of their products, while providing higher margin and profit contribution for our operations.

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

The margin pressure we experienced in the last half of 2011 resulted in part from price competition in certain of our businesses as we reduced prices (selectively) to maintain market share in light of depressed industry volume.

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

We filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam which was brought to a favorable conclusion in 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect at least until early 2014. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and falsely identifying the country of origin. In 2009, Leggett, along with several U.S. manufacturers of products with active antidumping or antidumping/countervailing duty orders, formed a coalition and are working with Members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

2011 Restructuring Plan

In December 2011, we approved a restructuring plan to reduce our overhead costs and improve ongoing profitability. The activities primarily entailed the closure of four underperforming facilities. We incurred a $37 million pre-tax (largely non-cash) charge in the 4th quarter of 2011 primarily related to this plan, which included $31 million of long-lived asset impairments and $6 million of other restructuring-related costs. Approximately $1 million in restructuring costs during the first quarter of 2012 were related to this plan. We expect total 2012 restructuring costs for this plan to approximate $2 million, with plant closures complete by mid-year.

Earnings should benefit in 2012 from the cost savings associated with the 2011 Restructuring Plan and other restructuring activity initiated in the latter part of 2011. Our 2012 forecast anticipates an approximate $15-$20 million pre-tax earnings benefit ($.07-$.10 per share, net of tax) from these activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

First quarter sales of $947 million were 5.7% higher than in the first quarter of 2011. Same location sales grew 4.5%, primarily reflecting a combination of unit volume growth and raw material-related price inflation. Acquisitions, net of divestitures, increased sales by 1.2%.

Sales trends were mixed across our businesses. We saw volume gains in Automotive and Office Furniture Components, as well as in U.S. Spring, Adjustable Bed, and other parts of the Residential Segment. The most notable volume declines occurred in Store Fixtures, Furniture Hardware, and Commercial Vehicle Products.

Earnings per share for the quarter were $.30 per diluted share, unchanged from the first quarter of 2011. In last year’s first quarter we had a $.03 per share benefit from special items, including gains from building sales that did not recur in 2012. Current quarter earnings benefited from higher unit volumes. We are also realizing the expected earnings benefit from the restructuring activities initiated in late 2011.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.

Our LIFO expense estimate for the full year is approximately $2 million and incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to predict accurately). Therefore, LIFO expense for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO expense will be reflected in the remaining quarters.

The following table contains the LIFO expense included in earnings for each of the periods presented:

	Three Months Ended March 31,
	2012	2011
LIFO expense	$.5	$5.5

Interest and Income Taxes

First quarter 2012 interest expense from continuing operations was level with the first quarter of 2011. Interest expense for the full year 2012 is expected to be higher than in 2011.

The reported first quarter consolidated worldwide effective tax rate was 33%, compared to 30% for the same quarter last year. The 2012 effective rate was higher primarily due to certain discrete tax items recorded in the quarter and changes in the timing and mix of earnings among various tax jurisdictions. We anticipate that the effective rate for the remainder of 2012 will be at or below 30%, but that is dependent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of any tax law changes.

Discussion of Segment Results

First Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables.

	Three Months ended March 31, 2012 Net Sales	Three Months ended March 31, 2011 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$492.6	$459.8	$32.8	7.1%	6.9%
Commercial Fixturing & Components	114.2	129.0	(14.8)	(11.5)	(7.9)
Industrial Materials	237.7	210.3	27.4	13.0	6.0
Specialized Products	185.3	174.8	10.5	6.0	6.0

Total	1,029.8	973.9	55.9	5.7
Intersegment sales	(83.0)	(78.1)	(4.9)

External sales	$946.8	$895.8	$51.0	5.7%	4.5%

	Three Months ended March 31, 2012 EBIT	Three Months ended March 31, 2011 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Three Months ended March 31, 2012	Three Months ended March 31, 2011
Residential Furnishings	$40.2	$42.1	$(1.9)	(4.5)%	8.2%	9.2%
Commercial Fixturing & Components	7.2	8.2	(1.0)	(12.2)	6.3	6.4
Industrial Materials	11.8	14.0	(2.2)	(15.7)	5.0	6.7
Specialized Products	17.9	18.1	(.2)	(1.1)	9.7	10.4
Intersegment eliminations & other	(2.0)	(2.7)	.7
Change in LIFO reserve	(.5)	(5.5)	5.0

Total	$74.6	$74.2	$.4	.5%	7.9%	8.3%

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

First quarter sales in this segment grew 7%, from a combination of 5% unit volume growth and 2% raw material-related price increases.

In our U.S. Spring business, innerspring unit volumes increased 3% and boxspring units were flat. In our Furniture Hardware business, unit volume decreased 10% versus the prior year. This decline was in part from a customer that in 2011 increased their in-house production of components. Again this quarter, we had significant growth in our Adjustable Bed business, with unit shipments up 48%. Sales also grew in Carpet Underlay, Geo Components and Consumer Products.

EBIT (earnings before interest and income taxes) decreased $2 million primarily from the absence of a $4 million gain from a building sale that occurred in early 2011. The earnings benefit from slightly higher unit volumes in the current quarter was partially offset by raw material inflation and a less favorable sales mix.

Commercial Fixturing & Components

Total sales declined $15 million, or 12%, with one-third of the decline attributable to divestitures. First quarter same location sales decreased 8% from lower fixture and display volume. This decrease resulted in large part from lower spending by a single large, value-oriented retailer.

Sales in office furniture components increased slightly during the quarter. Volume in this business continues to generally track the overall recovery in the office furniture industry.

EBIT decreased $1 million primarily from the absence of a $4 million gain from a building sale that occurred early last year. The earnings impact from lower sales in the current quarter was more than offset by a $2 million gain from the sale of our UK-based point of purchase business in January, benefits from restructuring activity, and other cost savings.

Industrial Materials

Total sales increased $27 million, or 13%. Same location sales increased 6%, with growth from steel-related price inflation slightly offset by unit volume declines. Overall unit volumes (excluding the acquired business) were lower, led by a decrease in shipments of wire and rod.

EBIT declined by $2 million, due to the $3 million fair value adjustment to Western Pneumatic Tube’s inventory. Earnings benefits from the acquisition and plant consolidations announced in late 2011 were largely offset in the quarter by lower unit volumes and higher workers compensation expense.

The Western Pneumatic Tube acquisition, which resides in the Industrial Materials segment, is exceeding our performance expectations. We continue to expect this business to produce full-year 2012 margins greater than the company average. First and second quarters’ results will each reflect approximately $3 million of charges from acquisition-related fair value inventory adjustments; those charges will not recur. As a result, segment margins should improve appreciably in the back half of the year.

Specialized Products

Total sales increased $11 million, or 6%, entirely from growth in Automotive. Machinery sales were down slightly in the quarter and Commercial Vehicle Product sales were off significantly compared to the first quarter of last year.

EBIT decreased slightly during the quarter. Higher sales and the non-recurrence of last year’s impairment charges contributed favorably to EBIT, but these improvements were offset by several items, including: higher raw material costs, litigation reserves, less favorable sales mix, and higher R&D spending.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Working capital trends

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2012, we expect cash flow from operations to exceed $325 million. With the $188 million cash outlay to acquire Western Pneumatic Tube in January, net debt to net capital increased from 29% at year-end 2011 to 34% as of March 31, 2012. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at March 31, 2012 and December 31, 2011 is presented on page 29.

Uses of Cash

Finance Capital Requirements

Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity; they should approximate $100 million in 2012. In all our businesses, we continue to invest in the maintenance of facilities and equipment. However, with excess productive capacity across our operations (from continued low demand levels), we have reduced spending on expansion projects. The anticipated increase in 2012 relates primarily to specific new automotive programs that we have been awarded, and that should contribute to earnings and cash flow beginning in 2013.

In 2008, we began assigning each Business Unit a specific role (e.g. Grow, Core, Fix, Divest) within our portfolio of businesses. This changed our long-term priorities for allocating capital and reduced capital spending levels. We actively pursue disciplined growth within our Grow business units and earmark expansion capital for these opportunities. Operations designated as Core business units receive capital primarily for productivity enhancements. Fix and Divest business units receive minimal capital.

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During the years 2008-2010, acquisitions were a lower priority as we primarily focused on completing the divestitures and improving margins and returns of our existing businesses. However, we recently turned our focus again to acquisitions, as one of the levers we will use to achieve our TSR goal, and have begun actively soliciting opportunities while maintaining our screening discipline. In January 2012 we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.

Pay Dividends

We expect to continue returning cash to shareholders through dividends and share repurchases. In 2012 we modestly increased the first quarter dividend, to $.28 per share, and extended to 41 years our record of consecutive annual dividend increases, at an average compound growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings, but actual payout has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $160 million on dividends in 2012. Cash from operations has been, and is expected to continue to be, more than sufficient to readily fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2012, we repurchased ..3 million shares of our stock and issued 1.1 million shares through employee benefit and stock purchase plans. As a result, shares outstanding increased to140.2 million. For the past few years, we have made few acquisitions; instead, we used excess cash (including divestiture proceeds) largely to repurchase shares. Given the cash outlay to acquire Western Pneumatic Tube, we did not conduct any open-market purchases of our stock during the first quarter. However, consistent with our often-stated priorities for use of excess cash flow, we expect eventually to resume buying back our stock, subject to the outlook for the economy, our level of cash generation, and any potential opportunities to further grow the company. We have been authorized by the Board to repurchase up to 10 million shares each year, and expect to repurchase shares during 2012, but we have established no specific repurchase commitment or timetable.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the three months ended March 31, 2012 was $65 million compared to $47 million for the same period last year. The increase in 2012 operating cash was due primarily to the change in working capital levels. We continue to closely monitor our working capital levels, and ended the quarter with working capital as a percent of annualized sales well below our target. For the full year 2012, we expect cash from operations to exceed $325 million.

Working Capital Trends

The following chart presents key working capital trends for the last five quarters:

	Mar-11	Jun-11	Sep-11	Dec-11	Mar-12
Accounts Receivable, net	$575.6	$567.9	$576.7	$503.6	$571.6
Inventory, net	$462.2	$507.1	$456.5	$441.0	$473.3
Accounts Payable	$301.8	$282.3	$274.2	$256.6	$298.2

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (quarter-to-date net sales ÷ number of days in the quarter).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).

The dollar value of all three key working capital components increased in the first quarter of 2012 primarily due to increased sales and corresponding raw material purchases, the acquisition of Western Pneumatic Tube, and normal seasonal trends.

•

Accounts Receivable and Days Sales Outstanding (DSO): DSO fluctuates quarterly from normal differences in the timing of sales and cash receipts. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. We continue to focus on collection efforts to ensure customer accounts are paid on time. As part of our accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in determining if outstanding amounts are collectible. In the first quarter of 2012, we incurred $2.8 million of bad debt expense as compared to $3.1 million in first quarter 2011.

•

Inventory and Days Inventory on Hand (DIO): Our DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. During both the first quarters of 2012 and 2011, we recognized expense of $3.1 million associated with obsolete and slow moving inventories. We do not expect significant changes in customer or industry trends that would materially increase our exposure to inventory obsolescence.

•

Accounts Payable and Days Payable Outstanding (DPO): Changes in the DPO reflected in the table above are the result of normal fluctuation in our operating activity. We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our DPO by approximately ten days.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2012	December 31, 2011
Long-term debt outstanding:
Scheduled maturities	$763	$763
Average interest rates*	4.6%	4.6%
Average maturities in years*	3.5	3.8
Revolving credit/commercial paper	284	70

Total long-term debt	1,047	833
Deferred income taxes and other liabilities	197	188
Shareholders’ equity and noncontrolling interest	1,343	1,308

Total capitalization	$2,587	$2,329

Unused committed credit:
Long-term	$316	$530
Short-term	—	—

Total unused committed credit	$316	$530

Current maturities of long-term debt	$3	$3

Cash and cash equivalents	$261	$236

Ratio of earnings to fixed charges**	5.9x	4.8 x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	March 31, 2012	December 31, 2011
Debt to total capitalization:
Long-term debt	$1,047	$833
Current debt maturities	3	3
Cash and cash equivalents	(261)	(236)

Net debt	$789	$600

Total Capitalization	$2,587	$2,329
Current debt maturities	3	3
Cash and cash equivalents	(261)	(236)

Net capitalization	$2,329	$2,096

Long-term debt to total capitalization	40.5%	35.8%

Net debt to net capitalization	33.9%	28.6%

Total debt (which includes long-term debt and current debt maturities) increased $214 million from year-end 2011 levels, as a result of our increased commercial paper borrowings.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of future debt issuance, and mature in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of the future issuance of $200 million of debt. The credit spread over the benchmark bonds will continue to fluctuate until the contracts are settled (either upon an issuance of debt or upon their expiration). For more information on our interest rate swaps, see Footnote 13 “Risk Management and Derivative Financial Instruments” beginning on page 16.

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

(Amounts in millions)	March 31, 2012	December 31, 2011
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(284)	(70)
Letters of credit issued under the credit agreement	—	—

Total program usage	(284)	(70)

Total program available	$316	$530

The average and maximum amount of commercial paper outstanding during the first quarter of 2012 was $290 million and $341 million, respectively. The maximum amount reflects funds used to finance the acquisition of Western Pneumatic Tube (cash purchase price of $188 million), and also for ordinary working capital needs and other general purposes. Commercial paper amounts fluctuated during the quarter due to normal changes in working capital funding requirements. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $80 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

With anticipated operating cash flows, our commercial paper program, and our expected ability to issue debt in the capital markets, we believe we have sufficient funds available to support our ongoing operations, pay dividends, fund future growth, repurchase stock, and repay maturing debt.

Accessibility of Cash

At March 31, 2012 we had cash and cash equivalents of $261 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we could incur incremental taxes of up to $56 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $730 million carrying value by $43 million at March 31, 2012 and greater than its $730 million carrying value by $29 million at December 31, 2011. The increase in the fair market value of our debt is primarily due to the decrease in corporate credit spreads compared to risk-free rates since year-end. The fair value of fixed rate debt at March 31, 2012 and December 31, 2011 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

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

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $895.4 million at March 31, 2012, compared to $859.2 million at December 31, 2011.

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

Readers should review Item 1A Risk Factors in our Form 10-K, filed February 24, 2012 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include the following:

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of March 31, 2012 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2012, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Note 14 beginning on page 18 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

ITEM 1A. RISK FACTORS

Our 2011 Annual Report on Form 10-K filed February 24, 2012 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

	March 31, 2012 Book Value	% of Total Assets
Goodwill	$985.1
Other intangibles	215.4

Total goodwill and other intangibles	$1,200.5	37%

Net property, plant and equipment	$592.4
Other long-lived assets	69.6

Total net property, plant and equipment and other long- lived assets	$662.0	21%

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2011 indicated no goodwill impairments, but fair market value for one of our ten reporting units (Fixture & Display) only exceeded book value by approximately 15%. The fair market values of all other reporting units exceeded book value by more than 30%. The goodwill associated with the Fixture & Display reporting unit was $111 million at March, 2012. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Retailer activity was moderately lower in 2011, and the unit did not meet expectations. If actual performance does not improve and remains at current levels, future goodwill impairments could be possible.

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

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2011 goodwill review are presented in the table below.

Percentage of fair value in excess of carrying value	March 31, 2012 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$111.0	5.1%	3%	11.5%
25%+	874.1	2.0% - 6.5%	3%	8.5% -11.5%

	$985.1	2.0% - 6.5%	3%	8.5% -11.5%

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

Demand improved in certain of or our markets during the first quarter of 2012. We saw volume gains in Automotive and Office Furniture Components, as well as U.S. Spring, Adjustable Bed and other parts of the Residential Furnishings segment. The most notable volume declines occurred in Store Fixtures, Furniture Hardware and Commercial Vehicle Products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the first quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2012	75,441	$22.76	0	10,000,000
February 2012	2,988	$22.29	2,988	9,997,012
March 2012	21,201	$22.59	20,000	9,977,012

Total	99,630	$22.71	22,988

(1)	This number includes 76,642 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 5. OTHER INFORMATION

As previously reported in our Form 10-K filed February 24, 2012, the Company’s Nominating & Corporate Governance Committee, on January 16, 2012, amended the Company’s procedure for shareholder nominations of directors as that procedure applies to the 2013 annual meeting of shareholders. Prior to the amendment, a shareholder nomination was required to include, “A supporting statement which describes the candidate’s reasons for seeking election to the Board of Directors and documents his or her ability to satisfy the director qualifications …” This provision was amended to also require, in the supporting statement, the nominating shareholder’s reasons for nominating the candidate. The complete shareholder nomination procedure can be found at www.leggett.com, under Corporate Governance, Director Nomination Procedure.

ITEM	6. EXHIBITS

Exhibit 2.1	-	Purchase Agreement for Western Pneumatic Tube Holding, LLC by and among Leggett & Platt, Incorporated; Tinicum Capital Partners II, L.P.; Tinicum Capita1 Partners II Parallel Fund, L.P.; Tinicum Capital Partners II Executive Fund, L.L.C.; and various other entities and individuals named on the signature pages of the Purchase Agreement, dated December 20, 2011, filed December 21, 2011 as Exhibit 2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845) Schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules. Leggett agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Exhibit 10.1	-	2012 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 2, 2012 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2	-	Summary Sheet for Executive Cash Compensation, filed April 2, 2012 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	- Denotes filed herewith.
**	- Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (v) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 4, 2012	By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and Chief Executive Officer

DATE: May 4, 2012	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

2.1	Purchase Agreement for Western Pneumatic Tube Holding, LLC by and among Leggett & Platt, Incorporated; Tinicum Capital Partners II, L.P.; Tinicum Capital Partners II Parallel Fund, L.P.; Tinicum Capital Partners II Executive Fund, L.L.C.; and various other entities and individuals named on the signature pages of the Purchase Agreement, dated December 20, 2011, filed December 21, 2011 as Exhibit 2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845) Schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules. Leggett agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

10.1	2012 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 2, 2012 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2	Summary Sheet for Executive Cash Compensation, filed April 2, 2012 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2012.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	- Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (v) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.