Form 10-Q
period 2012-06-30
LEGGETT & PLATT INC
filed 2012-08-07
CIK 58492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common stock outstanding as of August 2, 2012: 140,594,658

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Amounts in millions)	June 30, 2012	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$254.5	$236.3
Accounts and other receivables, net	557.6	503.6
Inventories
Finished goods	292.7	261.3
Work in process	55.8	41.5
Raw materials and supplies	252.7	223.9
LIFO reserve	(83.6)	(85.7)

Total inventories, net	517.6	441.0
Other current assets	53.7	43.1

Total current assets	1,383.4	1,224.0
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,130.4	1,120.1
Buildings and other	614.1	608.5
Land	45.9	45.2

Total property, plant and equipment	1,790.4	1,773.8
Less accumulated depreciation	1,209.3	1,193.2

Net property, plant and equipment	581.1	580.6
OTHER ASSETS
Goodwill	976.6	926.6
Other intangibles, less accumulated amortization of $118.8 and $106.2 as of June 30, 2012 and December 31, 2011, respectively	209.1	116.6
Sundry	73.2	67.3

Total other assets	1,258.9	1,110.5

TOTAL ASSETS	$3,223.4	$2,915.1

CURRENT LIABILITIES
Current maturities of long-term debt	$201.9	$2.5
Accounts payable	320.2	256.6
Accrued expenses	223.3	209.6
Other current liabilities	118.7	117.3

Total current liabilities	864.1	586.0
LONG-TERM LIABILITIES
Long-term debt	821.0	833.3
Other long-term liabilities	130.9	130.3
Deferred income taxes	60.4	57.8

Total long-term liabilities	1,012.3	1,021.4
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	455.2	456.9
Retained earnings	2,055.6	2,027.4
Accumulated other comprehensive income	55.4	65.2
Treasury stock	(1,232.6)	(1,254.3)

Total Leggett & Platt, Inc. equity	1,335.6	1,297.2
Noncontrolling interest	11.4	10.5

Total equity	1,347.0	1,307.7

TOTAL LIABILITIES AND EQUITY	$3,223.4	$2,915.1

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions, except per share data)	2012	2011	2012	2011
Net sales	$1,885.6	$1,841.0	$938.8	$945.2
Cost of goods sold	1,520.1	1,489.1	751.6	763.3

Gross profit	365.5	351.9	187.2	181.9
Selling and administrative expenses	190.4	193.9	92.5	98.1
Amortization of intangibles	12.6	9.7	6.4	4.9
Other expense (income), net	1.7	(5.0)	2.1	(.2)

Earnings from continuing operations before interest and income taxes	160.8	153.3	86.2	79.1
Interest expense	19.1	18.9	9.6	9.4
Interest income	3.3	3.8	1.6	2.3

Earnings from continuing operations before income taxes	145.0	138.2	78.2	72.0
Income taxes	37.5	36.4	15.2	16.5

Earnings from continuing operations	107.5	101.8	63.0	55.5
Earnings from discontinued operations (net of tax)	2.4	—	2.4	—

Net earnings	109.9	101.8	65.4	55.5
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.0)	(2.1)	(.5)	(.8)

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$108.9	$99.7	$64.9	$54.7

Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.74	$.68	$.43	$.38
Diluted	$.73	$.67	$.43	$.37
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$.00	$.02	$.00
Diluted	$.02	$.00	$.02	$.00
Net Earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.76	$.68	$.45	$.38
Diluted	$.75	$.67	$.45	$.37
Cash dividends declared per share	$.56	$.54	$.28	$.27
Average shares outstanding
Basic	143.8	147.4	144.1	145.6
Diluted	145.3	149.1	145.4	147.4

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Net earnings	$109.9	$101.8	$65.4	$55.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7.4)	36.8	(23.6)	15.3
Cash flow hedges	(4.3)	(3.7)	(7.2)	(4.5)
Defined benefit pension plans	1.8	.8	1.0	.5

Other comprehensive income (loss)	(9.9)	33.9	(29.8)	11.3

Comprehensive income	100.0	135.7	35.6	66.8
Less: comprehensive (income) loss attributable to noncontrolling interest	(.9)	(2.5)	(.4)	(1.0)

Comprehensive income attributable to Leggett & Platt, Inc.	$99.1	$133.2	$35.2	$65.8

See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2012	2011
OPERATING ACTIVITIES
Net earnings	$109.9	$101.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45.1	50.6
Amortization	12.6	9.7
Provision for losses on accounts and notes receivable	3.5	5.4
Writedown of inventory	5.7	5.3
Asset impairment charges	1.0	3.4
Net gain from sales of assets and businesses	(2.6)	(8.8)
Deferred income tax (income) expense	(5.2)	7.4
Stock-based compensation	18.3	21.1
Other	4.7	(2.9)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(45.1)	(82.4)
Increase in inventories	(66.0)	(71.0)
Increase in other current assets	(3.9)	(1.8)
Increase in accounts payable	65.1	52.0
Increase in accrued expenses and other current liabilities	3.2	11.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	146.3	101.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(37.3)	(37.8)
Purchases of companies, net of cash acquired	(189.8)	(4.7)
Proceeds from sales of assets and businesses	7.4	18.6
Maturity of short-term investments	—	22.8
Other	(5.8)	(1.9)

NET CASH USED FOR INVESTING ACTIVITIES	(225.5)	(3.0)
FINANCING ACTIVITIES
Additions to debt	216.1	98.4
Payments on debt	(36.4)	(14.3)
Dividends paid	(78.2)	(78.8)
Issuances of common stock	4.4	15.7
Purchases of common stock	(7.2)	(172.8)
Excess tax benefits from stock-based compensation	1.3	5.8

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	100.0	(146.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.6)	6.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18.2	(41.2)
CASH AND CASH EQUIVALENTS—January 1,	236.3	244.5

CASH AND CASH EQUIVALENTS—June 30,	$254.5	$203.3

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

The December 31, 2011 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2011.

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

The following table contains the LIFO (income) expense included in earnings for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
LIFO (income) expense	$(2.1)	$9.0	$(2.6)	$3.5

4. SEGMENT INFORMATION

We have four operating segments that are generally focused on broad end-user markets for our diversified products.

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures, displays and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products, titanium and nickel tubing for the aerospace industry and welded steel tubing sold to trade customers as well as other Leggett segments

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors

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

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months ended June 30, 2012:
Residential Furnishings	$963.0	$4.3	$967.3	$80.2
Commercial Fixturing & Components	226.9	2.2	229.1	10.3
Industrial Materials	338.0	135.7	473.7	29.6
Specialized Products	357.7	23.5	381.2	43.8
Intersegment eliminations				(5.2)
Change in LIFO reserve				2.1

	$1,885.6	$165.7	$2,051.3	$160.8

Six Months ended June 30, 2011:
Residential Furnishings	$922.8	$4.6	$927.4	$83.3
Commercial Fixturing & Components	265.1	2.7	267.8	15.7
Industrial Materials	311.8	127.6	439.4	27.6
Specialized Products	341.3	20.1	361.4	39.5
Intersegment eliminations				(3.8)
Change in LIFO reserve				(9.0)

	$1,841.0	$155.0	$1,996.0	$153.3

Three Months ended June 30, 2012:
Residential Furnishings	$472.4	$2.3	$474.7	$40.0
Commercial Fixturing & Components	113.7	1.2	114.9	3.1
Industrial Materials	170.5	65.5	236.0	17.8
Specialized Products	182.2	13.7	195.9	25.9
Intersegment eliminations				(3.2)
Change in LIFO reserve				2.6

	$938.8	$82.7	$1,021.5	$86.2

Three Months ended June 30 , 2011:
Residential Furnishings	$465.4	$2.3	$467.7	$41.2
Commercial Fixturing & Components	137.3	1.5	138.8	7.5
Industrial Materials	166.3	62.8	229.1	13.6
Specialized Products	176.2	10.3	186.5	21.4
Intersegment eliminations				(1.1)
Change in LIFO reserve				(3.5)

	$945.2	$76.9	$1,022.1	$79.1

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

	June 30, 2012	December 31, 2011
Residential Furnishings	$611.6	$624.1
Commercial Fixturing & Components	156.2	176.1
Industrial Materials	236.4	218.1
Specialized Products	227.7	226.6
Average current liabilities included in segment numbers above	445.2	417.7
Assets held for sale	19.5	19.6
Unallocated assets (1)	1,462.5	1,328.3
Difference between average assets and period-end balance sheet	64.3	(95.4)

Total assets	$3,223.4	$2,915.1

(1)	Primarily goodwill, other intangibles, cash and notes receivable

5. DISCONTINUED OPERATIONS

In March 2007, we sold our Prime Foam Products Unit and reported the business as discontinued operations. This business was previously part of the Residential Furnishings segment and produced foam primarily used for cushioning by upholstered furniture and bedding manufacturers. During the second quarter of 2012, we received a litigation settlement related to this business as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Earnings before interest and income taxes:
Residential Furnishings—Prime Foam Products Unit	$3.9	$—	$3.9	$—
Income tax expense	(1.5)	—	(1.5)	—

Earnings from discontinued operations (net of tax)	$2.4	$—	$2.4	$—

6. RESTRUCTURING

We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations.

In December 2011, we adopted the 2011 Restructuring Plan, which included the closure of four underperforming manufacturing facilities. We incurred a $37 pre-tax (largely non-cash) charge in the 4th quarter of 2011 primarily related to this plan, which included $31 of long-lived asset impairments and $6 of other restructuring-related costs. Approximately $1.5 in restructuring costs, and approximately $1 of long-lived asset impairments during the first six months of 2012 were related to this plan. We expect total 2012 restructuring and impairment costs for this plan to approximate $3, with plant closures complete by the end of the year.

Our total restructuring-related costs (excluding long-lived asset impairments) for the periods presented were comprised of:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Charged to other expense (income), net:
Severance and other restructuring costs	$4.4	$2.2	$2.9	$1.0
(Gain) loss from sale of assets	(1.7)	(.1)	.1	(.2)

Total restructuring and restructuring-related costs	$2.7	$2.1	$3.0	$.8

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Earnings:
Earnings from continuing operations	$107.5	$101.8	$63.0	$55.5
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.0)	(2.1)	(.5)	(.8)

Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	$106.5	$99.7	$62.5	$54.7
Earnings from discontinued operations, net of tax	2.4	—	2.4	—

Net earnings attributable to Leggett & Platt, Inc. common shareholders	$108.9	$99.7	$64.9	$54.7

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	143.8	147.4	144.1	145.6
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.5	1.7	1.3	1.8

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	145.3	149.1	145.4	147.4

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.74	$.68	$.43	$.38
Discontinued operations	.02	—	.02	—

Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.76	$.68	$.45	$.38

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.73	$.67	$.43	$.37
Discontinued operations	.02	—	.02	—

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.75	$.67	$.45	$.37

Other information:
Shares issuable under employee and non-employee stock options	11.5	11.6	11.5	11.6
Anti-dilutive shares excluded from diluted EPS computation	3.0	2.0	3.3	1.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following:

	June 30, 2012		December 31, 2011
	Current	Long-term	Current	Long-term
Trade accounts receivable	$530.9	$—	$461.3	$—
Notes receivable:
Customer-related	.7	2.8	2.9	2.4
Notes received as partial payment for divestitures	.5	10.2	3.5	10.4
Other	3.5	1.8	3.4	2.3
Income tax receivables	6.8	—	29.1	—
Other receivables	34.8	—	27.7	—

Total accounts and other receivables	577.2	14.8	527.9	15.1
Allowance for doubtful accounts:
Trade accounts receivable	(19.2)	—	(21.9)	—
Notes receivable:
Customer-related	—	(.7)	—	(.7)
Notes received as partial payment for divestitures	—	(.8)	(2.3)	(.4)
Other	(.4)	(.6)	(.1)	(.6)

Total allowance for doubtful accounts	(19.6)	(2.1)	(24.3)	(1.7)

Total net receivables	$557.6	$12.7	$503.6	$13.4

Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.

Our investment in notes that were past due more than 90 days was less than $2.0 at June 30, 2012 and less than $5.0 at December 31, 2011, of which approximately $1.0 and $4.0 had been placed on non-accrual status, respectively.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2011	2012 Charges	2012 Charge- offs, net of recoveries	Balance at June 30, 2012
Trade accounts receivable	$21.9	$2.5	$(5.2)	$19.2
Notes receivable:
Customer-related	.7	—	—	.7
Notes received as partial payment for divestitures	2.7	.7	(2.6)	.8
Other	.7	.3	—	1.0

	$26.0	$3.5	$(7.8)	$21.7

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION

The following table recaps the components of stock-based compensation for each period presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$3.2	$3.6	$.9	$.8
Stock-based retirement plans contributions (2)	3.3	3.5	1.4	1.4
Discounts on various stock awards:
Deferred Stock Compensation Program	.6	.8	.1	.2
Stock-based retirement plans	.7	1.2	.2	.3
Discount Stock Plan	.5	.4	.3	.2
Performance Stock Unit awards (3)	3.3	3.6	1.6	1.8
Restricted Stock Unit awards	1.4	1.1	.6	.6
Other, primarily non-employee directors restricted stock	.4	.6	.2	.2

Total stock-based compensation expense	13.4	14.8	5.3	5.5
Employee contributions for above stock plans	4.9	6.3	2.5	2.3

Total stock-based compensation	$18.3	$21.1	$7.8	$7.8

Recognized tax benefits on stock-based compensation expense	$5.1	$5.6	$2.0	$2.1

(1)	Stock Option Grants

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

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model for all options granted in the periods presented:

	Six Months Ended June 30,
	2012	2011
Options granted (in millions)	.9	1.0
Aggregate grant date fair value	$4.0	$4.9
Weighted-average per share grant date fair value	$4.68	$4.91
Risk-free interest rate	1.9%	2.7%
Expected life in years	7.2	7.1
Expected volatility (over expected life)	34.4%	33.3%
Expected dividend yield (over expected life)	4.8%	4.7%
Cash payments to employees elected in lieu of options	$.3	$.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (continued)

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

We have purchased investments intended to mirror the diversified investments selected by the participants that are a component of “Sundry” long-term assets in the accompanying Consolidated Condensed Balance Sheet. Investment experience of the actual funds, whether positive or negative, are eventually paid out in cash. All amounts deferred under this program are unfunded, unsecured obligations of the Company and are presented as a component of the “Other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheet. Both the asset and liabilities associated with this program are presented in Note 13 and are adjusted to fair value at each reporting period.

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

	Six Months Ended June 30,
	2012	2011
Total shares base award (in millions)	.3	.3
Grant date per share fair value	$23.79	$25.41

The three-year performance cycle of the 2009 award was completed on December 31, 2011. Our TSR performance, relative to the peer group, ranked at 51st percentile; accordingly, participants earned 73.6% of the base award and .4 million shares were distributed in January 2012.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (continued)

Beginning with the 2010 award (that will be settled in 2013), thirty-five percent (35%) of awards will be paid out in cash. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

	June 30, 2012	December 31, 2011
PSU liability to be settled in cash	$3.1	$3.1

10. ACQUISITIONS

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition during the periods presented, and any additional consideration paid for prior years’ acquisitions:

	Six Months Ended June 30,
	2012	2011
Accounts receivable	$8.8	$—
Inventory	18.9	.7
Property, plant and equipment	12.0	.9
Goodwill	54.3	1.4
Other intangible assets (average weighted amortization period of 16.5 years)	102.4	.1
Accounts payable and accrued liabilities	(6.8)	(.3)
Other assets and liabilities, net	.1	—
Additional consideration for prior year’s acquisitions	.1	1.9

Net cash consideration	$189.8	$4.7

The following table presents acquisitions for the periods presented. We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and do not anticipate material modifications. Preliminary information used in the fair value assessments in the Western acquisition is primarily related to certain accruals and contingencies and the tax basis of assets acquired.

Six Months Ended	Number of Acquisitions	Segment	Product	Goodwill
				In Year of Acquisition	Adjustments to Prior Year Acquisitions	Total	Expected to Provide Income Tax Benefit
June 30, 2012	2	Industrial Materials	Tubing for the aerospace industry; Tube fabrication	$54.3	$—	$54.3	$54.3
June 30, 2011	1	Residential Furnishings	Furniture Hardware	$1.4	$—	$1.4	$1.4

Factors that contributed to a purchase price resulting in the recognition of goodwill included Western’s competitive position, and its fit with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. While we expect future activity to be incremental to the Industrial Materials segment, the unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2012 acquisitions had occurred on January 1 of the prior period presented is not materially different from the amounts reflected in the accompanying financial statements.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. ACQUISITIONS (continued)

Certain of our acquisition agreements provide for additional consideration to be paid in cash, at a later date and, are recorded as a liability at the acquisition date. At June 30, 2012, there is no substantial remaining consideration payable.

11. EMPLOYEE BENEFIT PLANS

The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2012 employer contributions are not significantly different than the $7 previously reported at December 31, 2011.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Components of net pension expense
Service cost	$1.4	$1.2	$.7	$.6
Interest cost	6.3	6.7	3.1	3.3
Expected return on plan assets	(7.3)	(6.7)	(3.6)	(3.3)
Recognized net actuarial loss	3.1	2.0	1.5	1.0

Net pension expense	$3.5	$3.2	$1.7	$1.6

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Six Months Ended June 30, 2012
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2012	$1,307.7	$2,027.4	$458.9	$(1,254.3)	$10.5	$65.2
Net earnings	109.9	109.9	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.0)	—	—	1.0	—
Dividends declared	(78.6)	(80.7)	2.1	—	—	—
Treasury stock purchased	(9.0)	—	—	(9.0)	—	—
Treasury stock issued	11.4	—	(19.3)	30.7	—	—
Foreign currency translation adjustments	(7.4)	—	—	—	(.1)	(7.3)
Cash flow hedges, net of tax	(4.3)	—	—	—	—	(4.3)
Defined benefit pension plans, net of tax	1.8	—	—	—	—	1.8
Stock options and benefit plan transactions, net of tax	15.5	—	15.5	—	—	—

Ending balance, June 30, 2012	$1,347.0	$2,055.6	$457.2	$(1,232.6)	$11.4	$55.4

	Six Months Ended June 30, 2011
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2011	$1,524.4	$2,033.3	$465.2	$(1,093.0)	$17.1	$101.8
Net earnings	101.8	101.8	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(2.1)	—	—	2.1	—
Dividends declared	(77.4)	(79.3)	1.9	—	—	—
Treasury stock purchased	(177.5)	—	—	(177.5)	—	—
Treasury stock issued	26.1	—	(29.9)	56.0	—	—
Foreign currency translation adjustments	36.8	—	—	—	.4	36.4
Cash flow hedges, net of tax	(3.7)	—	—	—	—	(3.7)
Defined benefit pension plans, net of tax	.8	—	—	—	—	.8
Stock options and benefit plan transactions, net of tax	23.4	—	23.4	—	—	—

Ending balance, June 30, 2011	$1,454.7	$2,053.7	$460.6	$(1,214.5)	$19.6	$135.3

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2012	$147.6	$(21.5)	$(60.9)	$65.2
Period change—Gross	(7.4)	(7.0)	2.9	(11.5)
Period change—Attributable to noncontrolling interest	.1	—	—	.1
Period change—Income tax effect	—	2.7	(1.1)	1.6

Balance June 30, 2012	$140.3	$(25.8)	$(59.1)	$55.4

Balance January 1, 2011	$151.1	$1.4	$(50.7)	$101.8
Period change—Gross	36.8	(5.9)	1.3	32.2
Period change—Attributable to noncontrolling interest	(.4)	—	—	(.4)
Period change—Income tax effect	—	2.2	(.5)	1.7

Balance June 30, 2011	$187.5	$(2.3)	$(49.9)	$135.3

13. FAIR VALUE

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

Items measured at fair value on a recurring basis

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$112.5	$—	$112.5
Derivative assets	—	.5	—	.5
Diversified investments associated with the ESUP	5.2	—	—	5.2

Total assets	$5.2	$113.0	$—	$118.2

Liabilities:
Derivative liabilities	$1.5	$42.8	$—	$44.3
Liabilities associated with the ESUP	5.2	—	—	5.2

Total liabilities	$6.7	$42.8	$—	$49.5

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. FAIR VALUE (continued)

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

The fair value for fixed rate debt (Level 2) was greater than its $730.0 carrying value by $47.2 at June 30, 2012 and greater than its $730.0 carrying value by $29.2 at December 31, 2011. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.

Items measured at fair value on a non-recurring basis

The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.

Goodwill

We perform an annual review for potential goodwill impairment in June of each year and as triggering events occur. The goodwill impairment review performed in June 2012 indicated no goodwill impairments.

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

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2012 review are presented in the table below. The 10-25% category below includes information for one reporting unit (Fixture & Display). The fair value of this unit exceeded its book value by 10% at June 30, 2012.

Percentage of fair value in excess of carrying value	June 30, 2012 goodwill value	Sales 10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$110.1	3.9%	3%	11.0%
25%+	866.5	1.4% -6.4%	3%	7.5% - 9.5%

	$976.6	1.4% - 6.4%	3%	7.5% - 11.0%

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. FAIR VALUE (continued)

Fixed Assets

We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairments for the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Total asset impairments	$1.0	$3.4	$.9	$.4

2012 impairments costs were primarily associated with the 2011 Restructuring Plan as discussed in Note 6. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

14. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

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

	Total USD Equivalent Notional Amount	As of June 30, 2012
		Assets		Liabilities
		Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	$4.4	$—	$—	$1.3	$.2
Interest rate hedges	200.0	—	—	40.6	—
Currency Hedges:
- Future USD sales of Canadian subsidiaries	29.9	.1	—	.2	—
- Future USD cost of goods sold of Canadian subsidiaries	4.1	.2	—	—	—
- Future USD cost of goods sold of European subsidiary	6.3	.2	—	—	—

Total cash flow hedges		.5	—	42.1	.2
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	11.5	—	—	.2	—
USD inter-company note receivables on a Swiss subsidiary	14.5	—	—	1.8	—

Total fair value hedges		—	—	2.0	—

		$.5	$—	$44.1	$.2

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

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

Cash Flow Hedges

Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

•

Commodity Cash Flow Hedges—The commodity cash flow hedges manage natural gas commodity price risk. All commodity hedges at June 30, 2012 had maturities of less than two years. We are no longer hedging our commodity price risk so these hedges will continue to get smaller until all of the current hedges expire.

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

•

Currency Cash Flow Hedges—The currency hedges manage risk associated with exchange rate volatility of various foreign currencies. The currency cash flow hedges outstanding at June 30, 2012 had maturity dates within two years.

The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted and are presented as operating cash flows when the contracts are settled.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

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

Derivatives Not Qualifying for Hedge Accounting Treatment

At December 31, 2011, we had derivative transactions that did not qualify for hedge accounting treatment. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying Euro inter-company debt.

The following table sets forth the pre-tax gains (losses) from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of Gain (Loss) Recorded in Income Six Months Ended June 30		Amount of Gain (Loss) Recorded in Income Three Months Ended June 30
		2012	2011	2012	2011
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$(1.5)	$(.6)	$(.7)	$(.2)
Currency cash flow hedges	Net Sales	.2	.2	.1	.1
Currency cash flow hedges	Cost of goods sold	.2	—	.2	—
Currency cash flow hedges	Other expense (income), net	(.1)	—	—	—

Total cash flow hedges		(1.2)	(.4)	(.4)	(.1)
Fair value hedges	Other expense (income), net	—	(.2)	(.6)	(.2)
Derivatives not designated as hedging instruments
Hedge of EUR cash—UK subsidiary	Other expense (income), net	—	(.1)	—	(.1)
Hedge of EUR inter-company note receivable- European subsidiary	Other expense (income), net	.8	(2.1)	1.4	(.6)
Hedge of EUR inter-company note receivable- European subsidiary	Interest expense	(.1)	(.1)	(.1)	—

Total derivative instruments		$(.5)	$(2.9)	$.3	$(1.0)

15. CONTINGENCIES

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

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. CONTINGENCIES (continued)

Shareholder Derivative Lawsuit

On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC00284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On January 17, 2012 plaintiff filed its appellate brief, and we filed our brief on March 21, 2012. Oral argument is expected to occur in the fall of 2012.

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

A number of these lawsuits have been voluntarily dismissed without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011 (although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; and (c) 29 individual direct purchaser cases, (i) one filed March 22, 2011, (ii) another amended August 24, 2011 to remove class allegations, (iii) one amended August 25, 2011 to name us as a defendant, (iv) three others filed October 31, 2011, (v) one filed November 4, 2011, (vi) three filed December 6, 19 and 30, respectively, (vii) one filed January 27, 2012, (viii) five filed March 19, 2012, (ix) one amended March 30, 2012 to name us as a defendant, (x) one filed April 27, 2012, (xi) three filed April 30, 2012, (xii) two filed May 11, 2012, (xiii) one filed May 17, 2012, (xiv) four filed May 25, 2012, and (xv) one filed June 12, 2012. All of the pending U.S. cases in which we have been named as a defendant, have been filed in or have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-02196.

LEGGETT & PLATT, INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. CONTINGENCIES (continued)

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

We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 15 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. We are not yet required to file our defenses in the Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-06-00524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case.

On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated – Polyurethane Foam Class Action.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiffs seek unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We have not yet filed our response to this action.

We deny all of the allegations in all of these actions and will vigorously defend ourselves. This contingency is subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any.

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

In addition, L&P Brazil received assessments in July 2012 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in the years 2008 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling approximately $1 on the same or similar denial of tax credit matters.

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

15. CONTINGENCIES (continued)

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

On summary judgment motions, we unsuccessfully disputed each patent’s validity and denied that we infringed any patent. At the jury trial on damages issues, the plaintiff alleged damages of $16.2. The plaintiff might also request royalties for post-verdict use of the machines. We intend to object to such request. At a bench trial, the court denied plaintiff’s attempt to win triple damages and attorney fees.

On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals and believe we have valid bases upon which to appeal. We do not believe that it is probable that the judgment will be upheld on appeal in its current form.

We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue. The Patent Office examiner twice ruled in our favor on the pertinent claims of one of the three patents. (Plaintiff has yet to appeal.) The Patent Office examiner initially ruled in our favor on the pertinent claims of the second patent, but subsequently reversed that decision. We appealed this reversal. With respect to the third patent, we appealed the Patent Office examiner’s decision upholding validity; however, due to a change made to all of the machines we do not believe that the machines currently use the feature alleged to have infringed the third patent.

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

Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated approximately 47% of total sales during the first half of 2012.

Commercial Fixturing & Components: Operations in this segment, which contributed approximately 11% of first half 2012 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.

Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated approximately 23% of our total sales during the first six months of 2012.

Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 19% of first half 2012 total sales.

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

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. To date, for the three-year period that began January 1, 2010, we have so far (over the last 31 months) generated TSR of 8% per year on average, or slightly below the midpoint of the S&P 500 companies over that same time period.

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

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile during certain periods in recent years.

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

Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 10%-15%), these products represent a much larger portion of the total market in dollars (approximately 25%-30%) due to their higher average selling prices. We expect these products to continue to grow. Some of our traditional bedding customers are beginning to offer mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products allow our bedding customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring.

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

2011 Restructuring Plan

In December 2011, we approved a restructuring plan to reduce our overhead costs and improve ongoing profitability. The activities primarily entailed the closure of four underperforming facilities. We incurred a $37 million pre-tax (largely non-cash) charge in the 4th quarter of 2011 primarily related to this plan, which included $31 million of long-lived asset impairments and $6 million of other restructuring-related costs. During the first six months of 2012, we incurred an additional $2 million in restructuring costs and $1 million of long-lived asset impairments related to this plan. We expect plant closures to be complete by the end of the year, with no additional material costs expected.

Earnings should benefit in 2012 from the cost savings associated with the 2011 Restructuring Plan and other restructuring activity initiated in the latter part of 2011. Our 2012 forecast anticipates an approximate $15-$20 million pre-tax earnings benefit ($.07-$.10 per share, net of tax) from these activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second Quarter:

Second quarter sales of $939 million were .7% lower than in the second quarter of 2011. Acquisitions, net of divestitures, increased sales by 1%. Same location sales declined approximately 2% due to lower trade sales at the steel rod mill, currency rates, and reduced store fixture sales. Apart from these three factors, same location sales increased 2%, with unit volumes flat to positive across the majority of the company. The strongest growth continues to come from the automotive and adjustable bed businesses.

EBIT (earnings before interest and income taxes) improved as a result of unit volume growth in certain businesses, cost savings associated with our fourth quarter 2011 restructuring activity, and strong operating performance from the Western Pneumatic Tube acquisition.

Earnings per share (EPS) for the quarter were $.45 per diluted share, compared to $.37 during the second quarter of last year. Second quarter 2012 EPS includes a $.04 special tax benefit and a $.02 benefit in discontinued operations from a litigation settlement associated with a previously divested business. Second quarter 2011 EPS included a $.02 benefit from special tax items. Earnings are benefitting from higher unit volumes, cost savings associated with the restructuring activities initiated in late 2011, and the Western Pneumatic Tube acquisition.

Six Months Ended June 30, 2012:

Sales for the first half of 2012 were $1.9 billion, 2% higher than in the first half of 2011. Acquisitions, net of divestitures, increased sales by 1%, and same location sales also grew 1% from higher unit volumes in certain of our businesses (primarily Automotive, and Adjustable Bed). The most notable volume decline occurred in Store Fixtures.

EPS for the first half of 2012 were $.75 per diluted share, compared to $.67 in the first half of 2011. Current year EPS reflects a $.04 benefit from a special tax item and a $.02 benefit from discontinued operations (included in the second quarter discussion above.) EPS for the prior year included a $.02 benefit from special tax items (in the second quarter) and a $.03 benefit from other items, including gains from building sales (in the first quarter). The increase in EPS primarily reflects higher unit volumes, cost savings associated with the restructuring activities initiated in late 2011, and the Western Pneumatic Tube acquisition.

LIFO/FIFO and the Effect of Changing Prices

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.

For the full year 2012, we estimate a LIFO benefit of $5 million. This estimate incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO will be reflected in the remaining quarters.

The following table contains the LIFO (income) expense included in earnings for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
LIFO (income) expense	$(2.1)	$9.0	$(2.6)	$3.5

Interest Expense and Income Taxes

Second quarter 2012 interest expense from continuing operations was slightly higher than in the second quarter of 2011. Interest expense for the full year 2012 is expected to be higher than in 2011.

The reported second quarter consolidated worldwide effective tax rate was 19%, compared to 23% for the same quarter last year. The 2012 effective rate was lower primarily due to the recording of a deferred tax asset (related to the tax basis of a subsidiary) which we now believe will be realized in the foreseeable future. We expect an additional tax benefit related to this subsidiary will be recognized within the next 12 months.

We anticipate that the effective rate for the remainder of 2012 will approximate 30%, but that is contingent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of any tax law changes.

Discussion of Segment Results

Second Quarter Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables.

(Dollar amounts in millions)	Three Months ended June 30, 2012 Net Sales	Three Months ended June 30, 2011 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$474.7	$467.7	$7.0	1.5%	1.0%
Commercial Fixturing & Components	114.9	138.8	(23.9)	(17.2)	(10.4)
Industrial Materials	236.0	229.1	6.9	3.0	(4.8)
Specialized Products	195.9	186.5	9.4	5.0	5.1

Total	1,021.5	1,022.1	(.6)	(.1)
Intersegment sales	(82.7)	(76.9)	(5.8)

External sales	$938.8	$945.2	$(6.4)	(.7)%	(1.7)%

	Three Months ended June 30, 2012 EBIT	Three Months ended June 30, 2011 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended June 30, 2012	Three Months ended June 30, 2011
Residential Furnishings	$40.0	$41.2	$(1.2)	(2.9)%	8.4%	8.8%
Commercial Fixturing & Components	3.1	7.5	(4.4)	(58.7)	2.7	5.4
Industrial Materials	17.8	13.6	4.2	30.9	7.5	5.9
Specialized Products	25.9	21.4	4.5	21.0	13.2	11.5
Intersegment eliminations & other	(3.2)	(1.1)	(2.1)
Change in LIFO reserve	2.6	(3.5)	6.1

Total	$86.2	$79.1	$7.1	9.0%	9.2%	8.4%

(1)	The change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Second quarter sales in this segment increased $7 million, or 2%. Same location sales in this segment increased 1%, with unit volume growth partially offset by the impact of currency exchange rates.

In our U.S. Spring business, innerspring volumes increased 2% and boxspring units were down 3%; innerspring volumes in Europe also increased 2%. In Furniture Hardware, unit volumes were flat. We had significant growth in adjustable beds again this quarter, with unit shipments up 20%.

EBIT decreased $1 million, with the benefit from higher unit volumes more than offset by a shift in sales mix to lower margin products in certain businesses.

Commercial Fixturing & Components

Total sales declined $24 million, or 17%; same location sales decreased 10% due to lower spending by key fixture and display customers, and our decision to exit certain programs formerly supplied by operations we have closed or consolidated. Sales in office furniture components were flat during the quarter.

EBIT decreased $4 million primarily due to reduced sales, higher restructuring-related costs, and absence of earnings from the UK-based point-of-purchase business we divested in January. These impacts were partially offset by previous restructuring-related cost reductions and better overhead absorption associated with increased production for a major program that will ship in the 3rd quarter of 2012.

The seasonality of our store fixtures business this year is expected to be consistent with the longer-term historical pattern in which third quarter is the sales peak, primarily due to a major initiative by one of our large retail customers. We anticipate an improvement in segment results in the third quarter as a result of this additional volume.

Industrial Materials

Total sales increased $7 million, or 3%, with growth from the Western Pneumatic Tube acquisition partially offset by lower same location sales. Second quarter same location sales decreased 5%, primarily due to lower trade sales from our steel rod mill, partially offset by increased unit volumes in both Drawn Wire and Steel Tubing. The decrease in steel rod sales resulted from an equipment changeover at the rod mill, which was an investment in process and quality improvement. The installation of the new equipment occurred late in the first quarter, and production did not return to normal levels until early May.

EBIT improved by $4 million, as a result of the Western Pneumatic Tube acquisition and the plant consolidations announced in late 2011.

Specialized Products

Total sales increased $9 million, or 5%, with unit volume growth partially offset by the impact of currency exchange rates. The increase in unit volumes resulted entirely from growth in Automotive. Sales in Commercial Vehicle Products were roughly flat and Machinery sales were down compared to the second quarter of last year.

EBIT improved $5 million, or 21%, largely due to higher sales.

Discontinued Operations

The discontinued operations activity in second quarter of 2012 was related to a $2.4 million (after tax) gain from a litigation settlement associated with a previously divested business.

Six-Month Discussion

A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables.

(Dollar amounts in millions)	Six Months ended June 30, 2012 Net Sales	Six Months ended June 30, 2011 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$967.3	$927.4	$39.9	4.3%	3.9%
Commercial Fixturing & Components	229.1	267.8	(38.7)	(14.5)	(9.2)
Industrial Materials	473.7	439.4	34.3	7.8	.4
Specialized Products	381.2	361.4	19.8	5.5	5.5

Total	2,051.3	1,996.0	55.3	2.8
Intersegment sales	(165.7)	(155.0)	(10.7)

External sales	$1,885.6	$1,841.0	$44.6	2.4%	1.3%

(Dollar amounts in millions)	Six Months ended June 30, 2012 EBIT	Six Months ended June 30, 2011 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Residential Furnishings	$80.2	$83.3	$(3.1)	(3.7)%	8.3%	9.0%
Commercial Fixturing & Components	10.3	15.7	(5.4)	(34.4)	4.5	5.9
Industrial Materials	29.6	27.6	2.0	7.2	6.2	6.3
Specialized Products	43.8	39.5	4.3	10.9	11.5	10.9
Intersegment eliminations & other	(5.2)	(3.8)	(1.4)
Change in LIFO reserve	2.1	(9.0)	11.1

Total	$160.8	$153.3	$7.5	4.9%	8.5%	8.3%

(1)	The change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.
(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Sales in this segment grew 4% during the first six months of 2012, reflecting a combination of unit volume growth and raw material-related price increases, partially offset by currency rate changes.

EBIT decreased $3 million versus the prior year, primarily due to the absence of a $4 million gain from a building sale that occurred in early 2011, and a shift in sales mix to lower margin products in certain businesses. These impacts were partially offset by higher unit volumes.

Commercial Fixturing & Components

Total sales declined $39 million, or 15%. Same location sales decreased 9% and the remainder of the decline resulted from the divestiture of a UK-based point-of-purchase operation in January 2012. The reduction in same location sales was due to lower spending by key fixture and display customers, and our decision to exit certain programs formerly supplied by operations we have closed or consolidated.

EBIT declined $5 million versus the first six months of 2011, primarily due to lower volume, the absence of a $4 million gain from a building sale that occurred early last year, and higher restructuring-related costs. These impacts were partially offset by benefits from restructuring activity and other cost savings.

Industrial Materials

Total sales increased $34 million, or 8%, from the Western Pneumatic Tube acquisition. Same location sales were essentially flat, with modest steel-related price inflation offsetting lower unit volumes.

EBIT increased $2 million, or 7%, with earnings benefits from the Western acquisition and plant consolidations announced in late 2011, partially offset by lower unit volumes and a $4 million acquisition-related fair value adjustment to Western’s inventory.

Specialized Products

Total sales increased $20 million, or 6%, reflecting continued strength in global automotive demand, partially offset by declines in Commercial Vehicle Products and Machinery.

EBIT improved $4 million, or 11% during the first six months of 2012. This increase was due primarily to higher sales.

Discontinued Operations

The discontinued operations activity in 2012 was related to a $2.4 million gain from a litigation settlement associated with a previously divested business.

LIQUIDITY AND CAPITALIZATION

In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Working capital trends

•	Debt position and total capitalization

We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2012, we expect cash flow from operations to approximate $350 million. With the $188 million cash outlay to acquire Western Pneumatic Tube in January, net debt to net capital increased from 29% at year-end 2011 to 33% as of June 30, 2012. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at June 30, 2012 and December 31, 2011 is presented on page 32.

Uses of Cash

Finance Capital Requirements

Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity; they should approximate $90 million in 2012. In all our businesses, we continue to invest in the maintenance of facilities and equipment. However, with excess productive capacity across our operations (from continued low demand levels), we have reduced spending on expansion projects. The anticipated increase in 2012 relates primarily to specific new automotive programs that we have been awarded, and that should contribute to earnings and cash flow beginning in 2013.

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During the years 2008-2010, acquisitions were a lower priority as we primarily focused on completing the divestitures and improving margins and returns of our existing businesses. However, in 2011 we turned our focus again to acquisitions, as one of the levers we will use to achieve our TSR goal, and have begun actively soliciting opportunities while maintaining our screening discipline. In January 2012 we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.

Pay Dividends

We expect to continue returning cash to shareholders through dividends and share repurchases. In 2012 we increased the first quarter dividend, to $.28 per share, and extended to 41 years our record of consecutive annual dividend increases, at an average compound growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings, but actual payout has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $160 million on dividends in 2012. Cash from operations has been, and is expected to continue to be, more than sufficient to readily fund both capital expenditures and dividends.

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2012, we repurchased .1 million shares of our stock and issued .4 million shares through employee benefit and stock purchase plans. As a result, shares outstanding increased to 140.5 million. For the past several years, we have made few acquisitions; instead, we used excess cash (including divestiture proceeds) largely to repurchase shares. Given the cash outlay to acquire Western Pneumatic Tube, we did not conduct any open-market purchases of our stock during the second quarter. However, consistent with our often-stated priorities for use of excess cash flow, we expect eventually to resume buying back our stock, subject to the outlook for the economy, our level of cash generation, and opportunities to strategically grow the company. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations for the six months ended June 30, 2012 was $146 million compared to $101 million for the same period last year. The increase in 2012 operating cash was due primarily to the change in working capital levels. We continue to closely monitor our working capital levels, and ended the quarter with working capital as a percent of annualized sales, which was favorable to our target. For the full year 2012, we expect cash from operations to approximate $350 million.

Working Capital Trends

The following chart presents key working capital trends for the last five quarters:

(Dollar amounts in millions)	Jun-11	Sep-11	Dec-11	Mar-12	Jun-12
Accounts Receivable, net	$567.9	$576.7	$503.6	$571.6	$557.6
Inventory, net	$507.1	$456.5	$441.0	$473.3	$517.6
Accounts Payable	$282.3	$274.2	$256.6	$298.2	$320.2

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (quarter-to-date net sales ÷ number of days in the quarter).
(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).
(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).

The dollar value (and days) of inventory and accounts payable increased in the second quarter of 2012 primarily due to increased production for a major program in the Commercial Fixturing & Components segment that will ship in the third quarter of 2012, and normal seasonal trends.

•

Accounts Receivable and Days Sales Outstanding (DSO): DSO fluctuates quarterly from normal differences in the timing of sales and cash receipts. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. We continue to focus on collection efforts to ensure customer accounts are paid on time. As part of our accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in determining if outstanding amounts are collectible. In the second quarter of 2012, we incurred $.7 million of bad debt expense as compared to $2.3 million in second quarter 2011.

•

Inventory and Days Inventory on Hand (DIO): Our DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. During the second quarter of 2012, we recognized expense of $2.6 million associated with obsolete and slow moving inventories as compared to $2.2 million in the second quarter of 2011. We do not expect significant changes in customer or industry trends that would materially increase our exposure to inventory obsolescence.

•

Accounts Payable and Days Payable Outstanding (DPO): Changes in the DPO reflected in the table above are the result of normal fluctuation in our operating activity. We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our DPO by more than ten days.

Capitalization

The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2012		December 31, 2011
Long-term debt outstanding:
Scheduled maturities	$554		$763
Average interest rates*	4.6%		4.6%
Average maturities in years*	3.3		3.8
Revolving credit/commercial paper	267		70

Total long-term debt	821		833
Deferred income taxes and other liabilities	191		188
Shareholders’ equity and noncontrolling interest	1,347		1,308

Total capitalization	$2,359		$2,329

Unused committed credit:
Long-term	$333		$530
Short-term	—		—

Total unused committed credit	$333		$530

Current maturities of long-term debt	$202		$3

Cash and cash equivalents	$255		$236

Ratio of earnings to fixed charges**	6.3	x	4.8	x

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
**	As presented in Exhibit 12, fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges less capitalized interest.

The next table shows the percent of long-term debt to total capitalization, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Amounts in millions)	June 30, 2012	December 31, 2011
Debt to total capitalization:
Long-term debt	$821	$833
Current debt maturities	202	3
Cash and cash equivalents	(255)	(236)

Net debt	$768	$600

Total Capitalization	$2,359	$2,329
Current debt maturities	202	3
Cash and cash equivalents	(255)	(236)

Net capitalization	$2,306	$2,096

Long-term debt to total capitalization	34.8%	35.8%

Net debt to net capitalization	33.3%	28.6%

Total debt (which includes long-term debt and current debt maturities) increased $187 million from year-end 2011 levels, as a result of our increased commercial paper borrowings, partially offset by the payoff of an $8 million airplane lease.

In anticipation of long-term debt maturing in April 2013, we entered into forward starting interest rate swaps in 2010. The swap contracts manage benchmark interest rate risk associated with $200 million of planned debt issuance in August 2012. The swaps have a weighted average interest rate of 4.0% and hedge the benchmark rate of the future issuance of $200 million of debt. The credit spread over the benchmark bonds will continue to fluctuate until the contracts are settled (either upon an issuance of debt or upon their expiration). For more information on our interest rate swaps, see Footnote 14 “Risk Management and Derivative Financial Instruments” beginning on page 18.

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

(Amounts in millions)	June 30, 2012	December 31, 2011
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(267)	(70)
Letters of credit issued under the credit agreement	—	—

Total program usage	(267)	(70)

Total program available	$333	$530

The average and maximum amount of commercial paper outstanding during the second quarter of 2012 was $313 million and $338 million, respectively. The maximum amount reflects funds used to finance the acquisition of Western Pneumatic Tube (cash purchase price of $188 million), and also for ordinary working capital needs and other general purposes. Commercial paper amounts fluctuated during the quarter due to normal changes in working capital funding requirements. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $82 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

With anticipated operating cash flows, our commercial paper program, and our expected ability to issue debt in the capital markets, we believe we have sufficient funds available to support our ongoing operations, pay dividends, fund future growth, repurchase stock, and repay maturing debt.

Accessibility of Cash

At June 30, 2012 we had cash and cash equivalents of $255 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we could incur incremental taxes of up to $54 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate

Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $730.0 million carrying value by $47 million at June 30, 2012 and greater than its $730.0 million carrying value by $29 million at December 31, 2011. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads compared to risk-free rates since year-end. The fair value of fixed rate debt at June 30, 2012 and December 31, 2011 was based upon a Bloomberg secondary market rate. The fair value of variable rate debt is not significantly different from its recorded amount.

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

Investment in Foreign Subsidiaries

We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $887.7 million at June 30, 2012, compared to $859.2 million at December 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation as of June 30, 2012 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2012, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Note 15 beginning on page 20 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

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

(Dollar amounts in millions)	June 30, 2012 Book Value	% of Total Assets
Goodwill	$976.6
Other intangibles	209.1

Total goodwill and other intangibles	$1,185.7	37%

Net property, plant and equipment	$581.1
Other long-lived assets	73.2

Total net property, plant and equipment and other long- lived assets	$654.3	20%

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

The annual goodwill impairment review performed in June 2012 indicated no goodwill impairments, but fair market value for one of our ten reporting units (Fixture & Display) only exceeded book value by approximately 10%. The fair market values of all other reporting units exceeded book value by more than 35%.

The goodwill associated with the Fixture & Display reporting unit was approximately $110 million at June, 2012. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Over the last few years, we have narrowed the scope of the Fixtures and Display reporting unit, effected changes to senior management, reduced overhead, and purged customer accounts with unacceptable margins. However, retailer activity has been low and the unit has not met expectations. If actual performance does not improve and remains at current levels, future goodwill impairments could be possible.

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

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2012 goodwill review are presented in the table below.

Percentage of fair value in excess of carrying value	June 30, 2012 goodwill value (in millions)	Sales 10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$110.1	3.9%	3%	11.0%
25%+	866.5	1.4% - 6.4%	3%	7.5% - 9.5%

	$976.6	1.4% - 6.4%	3%	7.5% - 11.0%

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

Demand improved in certain of or our markets during the second quarter of 2012. We saw significant volume gains in Automotive and Adjustable Bed. The most notable volume declines occurred in Store Fixtures and Machinery.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

The table below is a listing of our repurchases of the Company’s common stock by calendar month during the second quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2012	0	$—	0	9,977,012
May 2012	0	$—	0	9,977,012
June 2012	3,000	$20.36	3,000	9,974,012

Total	3,000	$20.36	3,000

(1)	This number does not include shares withheld for taxes in stock unit conversions during the quarter.
(2)	On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit 10.1*	-	Summary Sheet of Director Compensation.

Exhibit 10.2	-	The Company’s Flexible Stock Plan, amended and restated effective as of May l0, 2012, filed March 30, 2012 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	- Denotes filed herewith.
**	- Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the six and three months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 7, 2012	By:	/s/ DAVID S. HAFFNER
David S. Haffner President and Chief Executive Officer

DATE: August 7, 2012	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1*	Summary Sheet of Director Compensation.

10.2	The Company’s Flexible Stock Plan, amended and restated effective as of May l0, 2012, filed March 30, 2012 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2012.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the six and three months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Consolidated Condensed Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.