Form 10-Q
period 2012-09-30
LEGGETT & PLATT INC
filed 2012-11-08
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 25, 2012: 141,280,401

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2012	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$264.9	$236.3
Accounts and other receivables, net	589.7	503.6
Inventories
Finished goods	263.1	261.3
Work in process	51.1	41.5
Raw materials and supplies	234.9	223.9
LIFO reserve	(77.9)	(85.7)
Total inventories, net	471.2	441.0
Other current assets	52.9	43.1
Total current assets	1,378.7	1,224.0
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,151.6	1,120.1
Buildings and other	618.7	608.5
Land	45.9	45.2
Total property, plant and equipment	1,816.2	1,773.8
Less accumulated depreciation	1,240.8	1,193.2
Net property, plant and equipment	575.4	580.6
OTHER ASSETS
Goodwill	985.1	926.6
Other intangibles, less accumulated amortization of $125.5 and $106.2 as of September 30, 2012 and December 31, 2011, respectively	205.3	116.6
Sundry	101.4	67.3
Total other assets	1,291.8	1,110.5
TOTAL ASSETS	$3,245.9	$2,915.1
CURRENT LIABILITIES
Current maturities of long-term debt	$201.8	$2.5
Accounts payable	292.0	256.6
Accrued expenses	234.0	209.6
Other current liabilities	67.9	117.3
Total current liabilities	795.7	586.0
LONG-TERM LIABILITIES
Long-term debt	860.2	833.3
Other long-term liabilities	127.5	130.3
Deferred income taxes	61.7	57.8
Total long-term liabilities	1,049.4	1,021.4
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	456.0	456.9
Retained earnings	2,079.4	2,027.4
Accumulated other comprehensive income	75.2	65.2
Treasury stock	(1,224.1)	(1,254.3)
Total Leggett & Platt, Inc. equity	1,388.5	1,297.2
Noncontrolling interest	12.3	10.5
Total equity	1,400.8	1,307.7
TOTAL LIABILITIES AND EQUITY	$3,245.9	$2,915.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2012	2011	2012	2011
Net sales	$2,867.8	$2,781.9	$982.2	$940.9
Cost of goods sold	2,296.8	2,259.6	776.7	770.5
Gross profit	571.0	522.3	205.5	170.4
Selling and administrative expenses	285.1	287.8	94.7	93.9
Amortization of intangibles	19.1	14.4	6.5	4.7
Other expense (income), net	1.1	(4.8)	(.6)	.2
Earnings from continuing operations before interest and income taxes	265.7	224.9	104.9	71.6
Interest expense	30.4	28.5	11.3	9.6
Interest income	4.9	5.2	1.6	1.4
Earnings from continuing operations before income taxes	240.2	201.6	95.2	63.4
Income taxes	66.1	54.5	28.6	18.1
Earnings from continuing operations	174.1	147.1	66.6	45.3
Earnings from discontinued operations, net of tax	2.4	—	—	—
Net earnings	176.5	147.1	66.6	45.3
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.8)	(2.5)	(.8)	(.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$174.7	$144.6	$65.8	$44.9
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.20	$.99	$.46	$.31
Diluted	$1.18	$.98	$.45	$.31
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$—	$—	$—
Diluted	$.02	$—	$—	$—
Net Earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.21	$.99	$.46	$.31
Diluted	$1.20	$.98	$.45	$.31
Cash dividends declared per share	$.85	$.82	$.29	$.28
Average shares outstanding
Basic	144.0	146.2	144.4	143.8
Diluted	145.5	147.8	146.1	145.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Net earnings	$176.5	$147.1	$66.6	$45.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12.0	(5.6)	19.4	(42.4)
Cash flow hedges	(4.5)	(20.7)	(.2)	(17.0)
Defined benefit pension plans	2.5	1.4	.7	.6
Other comprehensive income (loss)	10.0	(24.9)	19.9	(58.8)
Comprehensive income	186.5	122.2	86.5	(13.5)
Less: comprehensive (income) loss attributable to noncontrolling interest	(1.8)	(3.0)	(.9)	(.5)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$184.7	$119.2	$85.6	$(14.0)
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2012	2011
OPERATING ACTIVITIES
Net earnings	$176.5	$147.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	68.6	73.8
Amortization	19.1	14.4
Provision for losses on accounts and notes receivable	4.3	7.2
Writedown of inventory	8.4	7.9
Asset impairment charges	1.0	3.4
Net gain from sales of assets and businesses	(3.0)	(9.8)
Deferred income tax (income) expense	(3.5)	7.2
Stock-based compensation	26.0	29.3
Other, net	(1.3)	(8.6)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(87.2)	(100.7)
Increase in inventories	(20.2)	(29.1)
Increase in other current assets	(3.2)	(1.2)
Increase in accounts payable	34.7	47.0
Increase in accrued expenses and other current liabilities	20.8	14.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	241.0	202.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(53.5)	(56.7)
Purchases of companies, net of cash acquired	(190.3)	(6.6)
Proceeds from sales of assets and businesses	9.3	20.3
Maturity of short-term investments	—	22.8
Investment in unconsolidated entity	(22.4)	—
Other, net	(6.4)	(2.5)
NET CASH USED FOR INVESTING ACTIVITIES	(263.3)	(22.7)
FINANCING ACTIVITIES
Additions to long-term debt	299.1	—
Payments on long-term debt	(10.5)	(2.4)
Change in commercial paper and short-term debt	(77.2)	127.6
Dividends paid	(117.5)	(117.0)
Issuances of common stock	14.4	17.5
Purchases of common stock	(15.7)	(225.1)
Liquidation of interest rate swap agreement	(42.7)	—
Acquisition of noncontrolling interest	—	(13.1)
Excess tax benefits from stock-based compensation	2.7	6.9
Other, net	(3.1)	(1.6)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	49.5	(207.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.4	2.2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28.6	(25.7)
CASH AND CASH EQUIVALENTS—January 1,	236.3	244.5
CASH AND CASH EQUIVALENTS—September 30,	$264.9	$218.8
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
Reclassifications
Certain reclassifications have been made to prior year's statements to conform to the 2012 presentation.
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
The following table contains the LIFO (income) expense included in earnings for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
LIFO (income) expense	$(7.8)	$8.1	$(5.7)	$(.9)
4. SEGMENT INFORMATION
We have four operating segments that are generally focused on broad end-user markets for our diversified products.

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures, displays and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products, titanium and nickel tubing for the aerospace industry and welded steel tubing sold to trade customers as well as other Leggett segments

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months Ended September 30, 2012:
Residential Furnishings	$1,442.7	$6.3	$1,449.0	$119.9
Commercial Fixturing & Components	388.4	3.5	391.9	29.5
Industrial Materials	497.6	194.1	691.7	48.9
Specialized Products	539.1	33.1	572.2	66.6
Intersegment eliminations				(7.0)
Change in LIFO reserve				7.8
	$2,867.8	$237.0	$3,104.8	$265.7
Nine Months Ended September 30, 2011:
Residential Furnishings	$1,393.1	$6.7	$1,399.8	$116.8
Commercial Fixturing & Components	405.6	3.9	409.5	22.4
Industrial Materials	468.6	187.5	656.1	39.3
Specialized Products	514.6	34.4	549.0	60.1
Intersegment eliminations				(5.6)
Change in LIFO reserve				(8.1)
	$2,781.9	$232.5	$3,014.4	$224.9
Three Months Ended September 30, 2012:
Residential Furnishings	$479.7	$2.0	$481.7	$39.7
Commercial Fixturing & Components	161.5	1.3	162.8	19.2
Industrial Materials	159.6	58.4	218.0	19.3
Specialized Products	181.4	9.6	191.0	22.8
Intersegment eliminations				(1.8)
Change in LIFO reserve				5.7
	$982.2	$71.3	$1,053.5	$104.9
Three Months Ended September 30, 2011:
Residential Furnishings	$470.2	$2.1	$472.3	$33.5
Commercial Fixturing & Components	140.5	1.2	141.7	6.7
Industrial Materials	156.8	59.9	216.7	11.7
Specialized Products	173.4	14.3	187.7	20.6
Intersegment eliminations				(1.8)
Change in LIFO reserve				.9
	$940.9	$77.5	$1,018.4	$71.6

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2012	December 31, 2011
Residential Furnishings	$612.0	$624.1
Commercial Fixturing & Components	164.8	176.1
Industrial Materials	242.4	218.1
Specialized Products	228.1	226.6
Average current liabilities included in segment numbers above	443.0	417.7
Assets held for sale	20.5	19.6
Unallocated assets (1)	1,514.2	1,328.3
Difference between average assets and period-end balance sheet	20.9	(95.4)
Total assets	$3,245.9	$2,915.1

(1)	Primarily goodwill, other intangibles, cash and notes receivable
5. DISCONTINUED OPERATIONS
In March 2007, we sold our Prime Foam Products Unit and reported the business as discontinued operations. This business was previously part of the Residential Furnishings segment and produced foam primarily used for cushioning by upholstered furniture and bedding manufacturers. During the second quarter of 2012, we received a cash litigation settlement related to this business as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Earnings before interest and income taxes:
Residential Furnishings—Prime Foam Products Unit	$3.9	$—	$—	$—
Income tax expense	(1.5)	—	—	—
Earnings from discontinued operations (net of tax)	$2.4	$—	$—	$—
6. RESTRUCTURING
We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations.
In December 2011, we adopted the 2011 Restructuring Plan, which included the closure of four underperforming manufacturing facilities. We incurred a $37 pre-tax (largely non-cash) charge in the 4th quarter of 2011 primarily related to this plan, which included $31 of long-lived asset impairments and $6 of other restructuring-related costs. Approximately $2.2 in restructuring costs, and approximately $.9 of long-lived asset impairments during the first nine months of 2012 were related to this plan. We expect plant closures to be complete by the end of the year, with no additional material costs expected.
Our total restructuring-related costs (excluding long-lived asset impairments) for the periods presented were comprised of:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Charged to other expense (income), net:
Severance and other restructuring costs	$5.7	$4.8	$1.3	$2.6
(Gain) from sale of assets	(1.8)	(.1)	(.1)	—
Total restructuring and restructuring-related costs	$3.9	$4.7	$1.2	$2.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Earnings:
Earnings from continuing operations	$174.1	$147.1	$66.6	$45.3
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.8)	(2.5)	(.8)	(.4)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	$172.3	$144.6	$65.8	$44.9
Earnings from discontinued operations, net of tax	2.4	—	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$174.7	$144.6	$65.8	$44.9
Weighted average number of shares:
Weighted average number of common shares used in basic EPS	144.0	146.2	144.4	143.8
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1.5	1.6	1.7	1.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	145.5	147.8	146.1	145.1
Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.20	$.99	$.46	$.31
Discontinued operations	.02	—	—	—
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.21	$.99	$.46	$.31
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.18	$.98	$.45	$.31
Discontinued operations	.02	—	—	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.20	$.98	$.45	$.31
Other information:
Shares issuable under employee and non-employee stock options	10.6	11.5	10.6	11.5
Anti-dilutive shares excluded from diluted EPS computation	2.5	2.3	1.7	2.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2012		December 31, 2011
	Current	Long-term	Current	Long-term
Trade accounts receivable	$577.5	$—	$461.3	$—
Notes receivable:
Customer-related	1.3	2.9	2.9	2.4
Notes received as partial payment for divestitures	.5	10.3	3.5	10.4
Other	.5	4.7	3.4	2.3
Income tax receivables	4.3	—	29.1	—
Other receivables	25.4	—	27.7	—
Total accounts and other receivables	609.5	17.9	527.9	15.1
Allowance for doubtful accounts:
Trade accounts receivable	(19.5)	—	(21.9)	—
Notes receivable:
Customer-related	—	(.8)	—	(.7)
Notes received as partial payment for divestitures	—	(.8)	(2.3)	(.4)
Other	(.3)	(.6)	(.1)	(.6)
Total allowance for doubtful accounts	(19.8)	(2.2)	(24.3)	(1.7)
Total net receivables	$589.7	$15.7	$503.6	$13.4
Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.
Our investment in notes that were past due more than 90 days was less than $2.0 at September 30, 2012 and less than $5.0 at December 31, 2011, of which approximately $1.0 and $4.0 had been placed on non-accrual status, respectively.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2011	2012 Charges	2012 Charge- offs, net of recoveries	Balance at September 30, 2012
Trade accounts receivable	$21.9	$3.5	$(5.9)	$19.5
Notes receivable:
Customer-related	.7	.1	—	.8
Notes received as partial payment for divestitures	2.7	.4	(2.3)	.8
Other	.7	.3	(.1)	.9
	$26.0	$4.3	$(8.3)	$22.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based compensation for each period presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$3.8	$4.2	$.6	$.6
Stock-based retirement plans contributions (2)	4.8	5.0	1.5	1.5
Discounts on various stock awards:
Deferred Stock Compensation Program	.9	1.0	.3	.2
Stock-based retirement plans	.9	1.3	.2	.1
Discount Stock Plan	.7	.6	.2	.2
Performance Stock Unit awards (3)	4.9	5.4	1.6	1.8
Restricted Stock Unit awards	1.7	1.7	.3	.6
Other, primarily non-employee directors restricted stock	.7	.8	.3	.2
Total stock-based compensation expense	18.4	20.0	5.0	5.2
Employee contributions for above stock plans	7.6	9.3	2.7	3.0
Total stock-based compensation	$26.0	$29.3	$7.7	$8.2
Recognized tax benefits on stock-based compensation expense	$7.0	$7.6	$1.9	$2.0

(1)	Stock Option Grants
Our most significant stock options have historically been granted annually on a discretionary basis to a broad group of employees.
We have offered two different option choice programs. One group of employees has been offered the choice to receive stock options or to receive a cash alternative being equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, has been offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for every one RSU offered. The RSUs vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.
The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model for all options granted in the periods presented:

	Nine Months Ended September 30,
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

Beginning with the 2010 award (that will be settled in 2013), 35%  of awards will be paid out in cash. We intend to pay out the remaining 65% in shares of our common stock, although we reserve the right to pay up to 100% in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2012	December 31, 2011
PSU liability to be settled in cash	$4.9	$3.1
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition during the periods presented, and any additional consideration paid for prior years’ acquisitions:

	Nine Months Ended September 30,
	2012	2011
Accounts receivable	$8.8	$1.5
Inventory	18.9	1.8
Property, plant and equipment	12.0	1.1
Goodwill	54.3	1.9
Other intangible assets (average weighted amortization period of 16.5 years)	102.4	—
Accounts payable and accrued liabilities	(6.8)	(1.2)
Other assets and liabilities, net	.6	(.4)
Additional consideration for prior year’s acquisitions	.1	1.9
Net cash consideration	$190.3	$6.6
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

Nine Months Ended	Number of Acquisitions	Segment	Product	Goodwill
				In Year of Acquisition	Expected to Provide Income Tax Benefit
September 30, 2012	2	Industrial Materials	Tubing for the aerospace industry; Tube fabrication	$54.3	$54.3
September 30, 2011	2	Residential Furnishings	Geo Textiles; Furniture Hardware	$1.9	$1.9
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

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At September 30, 2012, there was no substantial remaining consideration payable.
In the third quarter 2012, we invested $22.4 to acquire a non-controlling interest in a potential acquisition. This amount is

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

included in "Sundry" long-term assets in the accompanying balance sheet. We have no contractual right or obligation to make any additional investment. At the time of the investment, we secured certain rights that allow us to liquidate our position without loss if we decide to no longer pursue this business as an acquisition.
11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2012 employer contributions are not significantly different than the $7 previously reported at December 31, 2011.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Components of net pension expense
Service cost	$2.2	$1.8	$.8	$.6
Interest cost	9.5	10.0	3.2	3.3
Expected return on plan assets	(11.0)	(10.2)	(3.7)	(3.5)
Recognized net actuarial loss	4.7	2.9	1.6	.9
Net pension expense	$5.4	$4.5	$1.9	$1.3

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2012
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2012	$1,307.7	$2,027.4	$458.9	$(1,254.3)	$10.5	$65.2
Net earnings	176.5	176.5	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.8)	—	—	1.8	—
Dividends declared	(119.4)	(122.7)	3.3	—	—	—
Treasury stock purchased	(24.1)	—	—	(24.1)	—	—
Treasury stock issued	29.5	—	(24.8)	54.3	—	—
Foreign currency translation adjustments	12.0	—	—	—	—	12.0
Cash flow hedges, net of tax	(4.5)	—	—	—	—	(4.5)
Defined benefit pension plans, net of tax	2.5	—	—	—	—	2.5
Stock options and benefit plan transactions, net of tax	20.6	—	20.6	—	—	—
Ending balance, September 30, 2012	$1,400.8	$2,079.4	$458.0	$(1,224.1)	$12.3	$75.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2011
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2011	$1,524.4	$2,033.3	$465.2	$(1,093.0)	$17.1	$101.8
Net earnings	147.1	147.1	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(2.5)	—	—	2.5	—
Dividends declared	(116.2)	(119.1)	2.9	—	—	—
Acquisition of noncontrolling interest	(21.0)	—	(10.8)	—	(10.2)	—
Treasury stock purchased	(229.7)	—	—	(229.7)	—	—
Treasury stock issued	30.2	—	(31.2)	61.4	—	—
Foreign currency translation adjustments	(5.6)	—	—	—	.5	(6.1)
Cash flow hedges, net of tax	(20.7)	—	—	—	—	(20.7)
Defined benefit pension plans, net of tax	1.4	—	—	—	—	1.4
Stock options and benefit plan transactions, net of tax	28.2	—	28.2	—	—	—
Ending balance, September 30, 2011	$1,338.1	$2,058.8	$454.3	$(1,261.3)	$9.9	$76.4

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2012	$147.6	$(21.5)	$(60.9)	$65.2
Period change—Gross	12.0	(7.4)	4.1	8.7
Period change—Attributable to noncontrolling interest	—	—	—	—
Period change—Income tax effect	—	2.9	(1.6)	1.3
Balance September 30, 2012	$159.6	$(26.0)	$(58.4)	$75.2
Balance January 1, 2011	$151.1	$1.4	$(50.7)	$101.8
Period change—Gross	(5.6)	(33.3)	2.2	(36.7)
Period change—Attributable to noncontrolling interest	(.5)	—	—	(.5)
Period change—Income tax effect	—	12.6	(.8)	11.8
Balance September 30, 2011	$145.0	$(19.3)	$(49.3)	$76.4
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

volatility factors, current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•	Level 3: Unobservable inputs that are not corroborated by market data.
Items measured at fair value on a recurring basis

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$123.4	$—	$123.4
Derivative assets	—	1.5	—	1.5
Diversified investments associated with the ESUP	6.3	—	—	6.3
Total assets	$6.3	$124.9	$—	$131.2
Liabilities:
Derivative liabilities	$.9	$.7	$—	$1.6
Liabilities associated with the ESUP	6.3	—	—	6.3
Total liabilities	$7.2	$.7	$—	$7.9

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$111.8	$—	$111.8
Derivative assets	—	3.2	—	3.2
Diversified investments associated with the ESUP	2.5	—	—	2.5
Total assets	$2.5	$115.0	$—	$117.5
Liabilities:
Derivative liabilities	$2.2	$34.8	$—	$37.0
Liabilities associated with the ESUP	2.5	—	—	2.5
Total liabilities	$4.7	$34.8	$—	$39.5
The fair value for fixed rate debt (Level 2) was greater than its $1,030.0 carrying value by $54.1 at September 30, 2012 and greater than its $730.0 carrying value by $29.2 at December 31, 2011. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Percentage of fair value in excess of carrying value	September 30, 2012 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$111.8	3.9%			3%	11.0%
25%+	873.3	1.4%	-	6.4%	3%	7.5%	-	9.5%
	$985.1	1.4%	-	6.4%	3%	7.5%	-	11%
Fixed Assets
We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairments for the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Total asset impairments	$1.0	$3.4	$—	$—
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

•
Interest Rate Cash Flow Hedges—On August 15, 2012, we issued $300 of 10-year notes with a coupon rate of 3.40%. As a part of this transaction, we settled our $200 forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7, which will be amortized over the life of the notes.

•	Currency Cash Flow Hedges—The currency hedges manage risk associated with exchange rate volatility of various foreign currencies.
The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged. (Settlements associated with the sale or production of product are presented in operating cash flows and settlements associated with debt issuance are presented in financing cash flows.)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair Value Hedges
Our fair value hedges manage foreign currency risk associated with subsidiaries’ inter-company assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged.
Hedge Effectiveness
We have deemed all ineffectiveness to be immaterial, and as a result, have not recorded any amounts for ineffectiveness. If a hedge was not highly effective, the portion of the change in fair value considered to be ineffective would be recognized immediately in the consolidated condensed statements of operations.
Derivatives Not Qualifying for Hedge Accounting Treatment
At December 31, 2011, we had derivative transactions that did not qualify for hedge accounting treatment, which we liquidated in second quarter 2012. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying Euro inter-company debt.

We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Maturity	Total USD Equivalent Notional Amount	As of September 30, 2012
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$3.4	$—	$—	$.8	$.1
Currency Hedges:
Future USD sales of Canadian subsidiaries	Dec 2013	21.0	.7	.1	—	—
Future USD sales of Chinese subsidiaries	Oct 2013	14.0	—	—	.1	—
Future USD cost of goods sold of European subsidiary	Dec 2013	7.1	.1	—	—	—
Total cash flow hedges			.8	.1	.9	.1
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	Oct 2012	8.8	.3	—	—	—
ZAR asset on a USD subsidiary	Oct 2012	22.1	—	—	.4	—
USD inter-company note receivable on a European subsidiary	Nov 2012	3.5	—	—	.2	—
USD inter-company note receivables on a Swiss subsidiary	Jan 2013	14.5	.3	—	—	—
Total fair value hedges			.6	—	.6	—
			$1.4	$.1	$1.5	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Maturity	Total USD Equivalent Notional Amount		As of December 31, 2011
				Assets		Liabilities
				Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$6.2		$—	$—	$1.9	$.3
Interest rate hedges	Aug 2012	200.0		—	—	32.4	—
Currency Hedges:
Future USD cost of goods sold of Canadian subsidiaries	Dec 2012	7.6		.5	—	—	—
Future USD sales of a Chinese subsidiary	Dec 2012	44.1		.1	—	—	—
Future MXP cost of goods sold of a US subsidiary	Dec 2012	1.1		—	—	.1	—
Future EUR cost of goods sold of a US subsidiary	June 2012	1.6		—	—	.1	—
Future USD sales of Canadian subsidiaries	Dec 2012	33.4	Future USD sales of Canadian subsidiaries	.1	—	.5	—
Total cash flow hedges				.7	—	35.0	.3
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	Jan 2012	11.5		—	—	.1	—
USD inter-company note receivable on a Switzerland subsidiary	Oct 2012	14.5		—	—	1.6	—
Total fair value hedges				—	—	1.7	—
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	Dec 2012	28.0		2.5	—	—	—
				$3.2	$—	$36.7	$.3

The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30
		2012	2011	2012	2011
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$2.0	$.8	$.5	$.2
Interest rate cash flow hedges	Interest expense	.7	—	.7	—
Currency cash flow hedges	Net Sales	(.3)	(.5)	(.1)	(.3)
Currency cash flow hedges	Cost of goods sold	(.4)	.3	(.2)	.3
Currency cash flow hedges	Other expense (income), net	.2	.2	.1	.2
Total cash flow hedges		2.2	.8	1.0	.4
Fair value hedges	Other expense (income), net	—	1.6	—	1.4
Derivatives not designated as hedging instruments
Hedge of EUR cash—UK subsidiary	Other expense (income), net	—	(.1)	—	(.2)
Hedge of USD cash—UK subsidiary	Other expense (income), net	—	(.3)	—	(.3)
Hedge of EUR inter-company note receivable- European subsidiary	Other expense (income), net	(.8)	.1	—	(2.0)
Hedge of EUR inter-company note receivable- European subsidiary	Interest expense	.1	.2	—	.1
Total derivative instruments		$1.5	$2.3	$1.0	$(.6)
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

 Shareholder Derivative Lawsuit
On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff’s failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On January 17, 2012 plaintiff filed its appellate brief, and we filed our brief on March 21, 2012. Oral argument was held on September 5, 2012. We expect a decision from the Court of Appeals in the next few months.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We and the individual defendants filed motions to dismiss the 2010 Suit in late October 2010, asserting: the plaintiff failed to make demand on our Board and shareholders as required by Missouri law, and, consistent with the Court’s ruling in the 2009 Suit, this failure to make demand should not be excused; the dismissal of the 2009 Suit precludes the 2010 Suit; the plaintiff is not a representative shareholder; the 2010 Suit was based on a statistical analysis of stock option grants and our stock prices that we believe was flawed; the plaintiff failed to state a substantive claim; the common law fraud claim was not pled with sufficient particularity; and the statute of limitations has expired on the fraud claim and all the alleged challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under our Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.
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
A number of these lawsuits have been voluntarily dismissed without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011 (although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; and (c) 35 individual direct purchaser cases, (i) one filed March 22, 2011, (ii) another amended August 24, 2011 to remove class allegations, (iii) one amended August 25, 2011 to name us as a defendant, (iv) three others filed October 31, 2011, (v) one filed November 4, 2011, (vi) three filed December 6, 19 and 30, 2011, respectively, (vii) one filed January 27, 2012, (viii) five filed March 19, 2012, (ix) one amended March 30, 2012 to name us as a defendant, (x) one filed April 27, 2012, (xi) three filed April 30, 2012, (xii) two filed May 11, 2012, (xiii) one filed May 17, 2012, (xiv) four filed May 25, 2012, (xv) one filed June 12, 2012, (xvi) five filed August 8, 2012, and (xvii) one filed September 21, 2012. All of the pending U.S. cases in which we have been named as a defendant, have been filed in or have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.

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
We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 15 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. We are not yet required to file our defenses in the Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case.
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated – Polyurethane Foam Class Action.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiffs seek unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We have filed a motion to dismiss this action which is pending.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
We were informed on October 4, 2012 that the State of Sao Paulo issued an Auto-Infringement and Imposition of a Fine dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of approximately $2.3 for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo.
We deny all of the allegations in these actions. We believe that we have valid bases upon which to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to many uncertainties. At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Patent Infringement Claim
On January 24, 2012, in a case in the United States District Court for the Central District of California, the jury entered a verdict against us in the amount of $5 based upon an allegation by plaintiff that we infringed three patents on an automatic stapling machine and on methods used to assemble box springs. This action was originally filed on October 4, 2010, as case number CV10-7416 RGK (SSx) under the caption Imaginal Systematic, LLC v. Leggett & Platt, Incorporated; Simmons Bedding Company; and Does 1 through 10, inclusive. Leggett is contractually obligated to defend and indemnify Simmons Bedding Company against a claim for infringement.
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
We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue. The Patent Office examiner ruled in our favor on the pertinent claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second patent, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner’s decision upheld the validity of all claims. All three of these proceedings are currently on appeal before the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe that the machines currently use the feature

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

alleged to have infringed the third patent.
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
Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated approximately 47% of total sales during the first nine months of 2012.
Commercial Fixturing & Components: Operations in this segment, which contributed approximately 13% of first nine months' 2012 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.
Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated approximately 22% of our total sales during the first nine months of 2012.
Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 18% of first nine months 2012 total sales.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. To date, for the three-year period that began January 1, 2010, we have so far (over the last 34 months) generated TSR of 42%, compared to TSR of 34% for the S&P 500 index; accordingly, our TSR performance ranks in the upper half of the S&P 500 companies over this time period.
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
Over the last few years we have significantly reduced our fixed cost structure, but purposely retained spare production capacity. Accordingly, unit sales can rebound appreciably without the need for large capital investment. We have meaningful operating leverage that should continue to benefit earnings as market demand rebounds. Until our spare capacity is fully utilized, each additional $100 million of sales from incremental unit volume is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.
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
Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 10%-15%), these products represent a much larger portion of the total market in dollars (approximately 25%-30%) due to their higher average selling prices. We expect these products to continue to grow. Some of our traditional bedding customers are now offering mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products, which allow our bedding customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring, are being well received by consumers.

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
2011 Restructuring Plan
In December 2011, we approved a restructuring plan to reduce our overhead costs and improve ongoing profitability. The activities primarily entailed the closure of four underperforming facilities. We incurred a $37 million pre-tax (largely non-cash) charge in the 4th quarter of 2011 primarily related to this plan, which included $31 million of long-lived asset impairments and $6 million of other restructuring-related costs. During the first nine months of 2012, we incurred an additional $2 million in restructuring costs and $1 million of long-lived asset impairments related to this plan. We expect plant closures to be complete by the end of the year, with no additional material costs expected.
Earnings should benefit in 2012 from the cost savings associated with the 2011 Restructuring Plan and other restructuring activity initiated in the latter part of 2011. Our 2012 forecast anticipates an approximate $15-$20 million pre-tax earnings benefit ($.07-$.10 per share, net of tax) from these activities.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Third Quarter:
Third quarter sales of $982 million were 4% higher than in the third quarter of 2011. Acquisitions, net of divestitures, increased sales by 1%. Third quarter same location unit volumes increased 7%, but were partially offset by a 4% revenue decline, primarily caused by lower trade sales from our rod mill and changes in currency rates.
EBIT (earnings before interest and income taxes) improved 47% during the quarter as a result of unit volume growth in several businesses (including Store Fixtures, Automotive, U.S. Spring, Furniture Components, Adjustable Bed, Carpet Underlay and Commercial Vehicle Products), lower raw material costs in certain operations, late-2011 restructuring activity, and the Western Pneumatic Tube acquisition.
Earnings per share (EPS) for the quarter were $.45 per diluted share, an increase of 45% compared to $.31 during the third quarter of last year.
Nine Months Ended September 30, 2012:
Sales for the first nine months of 2012 were $2.9 billion, 3% higher than the same period of 2011. Acquisitions, net of divestitures, increased sales by 1%. Same location sales grew 2%, with 4% unit volume growth partially offset by lower rod mill trade sales and changes in currency rates.
EPS for the first nine months of 2012 were $1.20 per diluted share, compared to $.98 in the same period of 2011. Current year EPS reflects a $.04 benefit from a special tax item and a $.02 benefit from discontinued operations (both in the second quarter). EPS for the prior year included a $.02 benefit from special tax items (in the second quarter) and a $.03 benefit from other items, including gains from building sales (in the first quarter). The increase in EPS primarily reflects higher unit volumes, lower raw material costs in certain businesses, savings associated with the restructuring activities initiated in late 2011, and the Western Pneumatic Tube acquisition.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2012, we estimate a LIFO benefit of $10 million. This estimate incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO will be reflected in the fourth quarter.

The following table contains the LIFO (income) expense included in earnings for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
LIFO (income) expense	$(7.8)	$8.1	$(5.7)	(.9)
Interest Expense and Income Taxes
Third quarter 2012 interest expense from continuing operations was higher than in the third quarter of 2011 primarily due to the issuance in August 2012 of $300 million of long-term notes. Interest expense for the full year 2012 is expected to be higher than in 2011 by approximately $6 million.
The reported third quarter consolidated worldwide effective tax rate was 30%, compared to 29% for the same quarter last year. The slight increase in the 2012 effective rate was primarily attributable to a change in the composition of earnings among taxing jurisdictions.
We expect our 2012 fourth quarter tax rate to approximate 30%, but that is contingent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the effect of tax law changes and prudent tax planning strategies, and the impact of tax audits and other discrete items.
We have approximately $40 million of Canadian deferred tax assets comprised primarily of tax loss carryforwards that expire in varying amounts between 2014 and 2032. There is a full valuation allowance against these deferred tax assets. We weigh all available evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized, however realization ultimately depends on the existence of future taxable income. Although uncertain, it is reasonably possible that we could reverse a portion or all of the valuation allowance in the foreseeable future, perhaps as early as the fourth quarter of 2012, which, in turn, would reduce our income tax expense and increase net earnings in the period the reversal is recorded. However, such an adjustment is contingent upon several factors, including our ability to amalgamate certain Canadian subsidiaries, enactment of pending Canadian tax legislation, forecasts of our future Canadian taxable income, and a determination of the amount, if any, that must be recorded as a liability for unrecognized tax benefits. At this time, because of these uncertainties, we cannot reasonably estimate the amount or range of amounts, if any, of any possible reversal of the valuation allowance. Any such reversal would be a non-cash adjustment in the year recorded.
Discussion of Segment Results
Third Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.
A summary of the segment results are shown in the following tables.

(Dollar amounts in millions)	Three Months ended September 30, 2012 Net Sales	Three Months ended September 30, 2011 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$481.7	$472.3	$9.4	2.0%	1.9%
Commercial Fixturing & Components	162.8	141.7	21.1	14.9	21.2
Industrial Materials	218.0	216.7	1.3	.6	(8.1)
Specialized Products	191.0	187.7	3.3	1.8	1.8
Total	1,053.5	1,018.4	35.1	3.4
Intersegment sales	(71.3)	(77.5)	6.2
External sales	$982.2	$940.9	$41.3	4.4%	3.1%

	Three Months ended September 30, 2012 EBIT	Three Months ended September 30, 2011 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended September 30, 2012	Three Months ended September 30, 2011
Residential Furnishings	$39.7	$33.5	$6.2	18.5%	8.2%	7.1%
Commercial Fixturing & Components	19.2	6.7	12.5	186.6	11.8	4.7
Industrial Materials	19.3	11.7	7.6	65.0	8.9	5.4
Specialized Products	22.8	20.6	2.2	10.7	11.9	11.0
Intersegment eliminations & other	(1.8)	(1.8)	—
Change in LIFO reserve	5.7	.9	4.8
Total	$104.9	$71.6	$33.3	46.5%	10.7%	7.6%

(1)	The change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Third quarter sales in this segment increased $9 million, or 2%, all from same location sales. Unit volume increased 4%, but was partially offset by currency rate changes.
In our U.S. Spring business, sales were up 5%; innerspring unit volumes increased 5% and boxspring units increased 3%. European Spring sales were down 10%, from a combination of 4% lower unit volumes and currency impacts. Furniture Group sales increased 4%, with flat unit volumes in our Furniture Hardware business augmented by continued solid performance in our Seating and Distribution business. We had significant growth in Adjustable Bed again this quarter, with unit shipments up 21%. We also had meaningful growth in Carpet Underlay.
EBIT increased $6 million, from unit volume growth and lower raw material costs in certain businesses.
Commercial Fixturing & Components
Total sales increased $21 million, or 15%; same location sales increased 21%, but were partially offset by a decline attributable to a small divestiture. Fixture and Display sales increased significantly, as anticipated, primarily due to a large store remodel program. Sales in Office Furniture Components were down slightly during the quarter, which we believe is roughly in line with the overall market for office seating.
EBIT increased $13 million primarily due to higher sales, with a smaller benefit from cost improvements.
The seasonality of our store fixtures business this year is expected to be consistent with the historical pattern in which fourth quarter sales, EBIT, and margins are significantly lower than third quarter. Retailers generally plan the majority of their remodeling and new store activity so that it is complete ahead of the holiday season. This results in lower volume levels within the store fixture industry during the fourth quarter.
Industrial Materials
Total sales increased $1 million, or 1%. The Western Pneumatic Tube acquisition increased sales by 9%; however, same location sales decreased 8%. Lower trade sales from our steel rod mill more than offset a 2% unit volume increase.
The decrease in trade sales of steel rod during the quarter was largely offset by an increase in intercompany rod sales, so total rod production in the quarter was roughly flat with the prior year. The rod mill continues to run at 100% capacity utilization.
EBIT improved by $8 million, as a result of lower steel costs in certain businesses, the Western Pneumatic Tube acquisition and cost savings from the 2011 restructuring activity.
Specialized Products
Total sales increased $3 million, or 2%; unit volume grew by 5%, but was partially offset by the impact of currency exchange rates. Unit volumes increased in both Automotive and Commercial Vehicle Products during the quarter. These improvements were partially offset by lower Machinery sales. The increase in automotive sales reflects strong growth in both North America and Asia, but sales decreased in Europe, from a combination of currency exchange rates and lower volume.
EBIT improved $2 million, or 11%, largely due to higher sales.
Nine-Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables.

(Dollar amounts in millions)	Nine Months ended September 30, 2012 Net Sales	Nine Months ended September 30, 2011 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$1,449.0	$1,399.8	$49.2	3.5%	3.2%
Commercial Fixturing & Components	391.9	409.5	(17.6)	(4.3)	1.4
Industrial Materials	691.7	656.1	35.6	5.4	(2.4)
Specialized Products	572.2	549.0	23.2	4.2	4.3
Total	3,104.8	3,014.4	90.4	3.0
Intersegment sales	(237.0)	(232.5)	(4.5)
External sales	$2,867.8	$2,781.9	$85.9	3.1%	1.9%

(Dollar amounts in millions)	Nine Months ended September 30, 2012 EBIT	Nine Months ended September 30, 2011 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Nine Months Ended September 30, 2012	Nine Months ended September 30, 2011
Residential Furnishings	$119.9	$116.8	$3.1	2.7%	8.3%	8.3%
Commercial Fixturing & Components	29.5	22.4	7.1	31.7	7.5	5.5
Industrial Materials	48.9	39.3	9.6	24.4	7.1	6.0
Specialized Products	66.6	60.1	6.5	10.8	11.6	10.9
Intersegment eliminations & other	(7.0)	(5.6)	(1.4)
Change in LIFO reserve	7.8	(8.1)	15.9
Total	$265.7	$224.9	$40.8	18.1%	9.3%	8.1%

(1)	The change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Sales in this segment increased 4% during the first nine months of 2012 largely from unit volume growth.
EBIT increased $3 million versus the prior year, primarily due to higher unit volumes, partially offset by the absence of a $4 million gain from a building sale that occurred in early 2011, and a shift in sales mix to lower margin products in certain businesses.

Commercial Fixturing & Components
Total sales declined $18 million, or 4%. The decline resulted primarily from the divestiture of a UK-based point-of-purchase operation in January 2012, partially offset by a 1% increase in same location sales.
EBIT increased $7 million versus the first nine months of 2011, primarily due to benefits from restructuring activity and other cost savings, along with slightly higher same location sales.
Industrial Materials
Total sales increased $36 million, or 5%. Sales growth from the Western Pneumatic Tube acquisition was partially offset by a 2% decline in same location sales. Lower trade sales at the steel rod mill more than offset a modest improvement in unit volumes in other parts of the segment.
EBIT increased $10 million, or 24%, primarily due to earnings benefits from the Western acquisition and plant consolidations announced in late 2011, along with lower raw material costs in certain businesses. These benefits were partially offset by a $5 million acquisition-related fair value adjustment to Western’s inventory.
Specialized Products
Total sales increased $23 million, or 4%, reflecting continued strength in global automotive demand, partially offset by declines in Machinery and Commercial Vehicle Products.
EBIT improved $7 million, or 11% during the first nine months of 2012. This increase was due primarily to higher sales.
Discontinued Operations
The discontinued operations activity in 2012 was related to a $2.4 million (after tax) gain from a cash litigation settlement associated with a previously divested business.

LIQUIDITY AND CAPITALIZATION
In this section, we provide details about our:

•	Uses of cash

•	Cash from operations

•	Working capital trends

•	Debt position and total capitalization
We use cash for the following:

•	Finance capital requirements (e.g. productivity, growth and acquisitions)

•	Pay dividends

•	Repurchase our stock
Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2012, we expect cash flow from operations to exceed $350 million. With the $188 million cash outlay to acquire Western Pneumatic Tube in January, net debt to net capital increased from 29% at year-end 2011 to 33% as of September 30, 2012. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at September 30, 2012 and December 31, 2011 is presented on page 34.
Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity; they should approximate $80 million in 2012. In all our businesses, we continue to invest in the maintenance of facilities and equipment. However, with excess productive capacity across our operations (from continued low demand levels), we have reduced spending on expansion projects.
Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During the years 2008-2010, acquisitions were a lower priority as we primarily focused on completing divestitures of certain underperforming businesses and improving margins and returns of our existing businesses. However, in 2011 we turned our focus again to acquisitions, as one of the levers we will use to achieve our TSR goal, and have begun actively soliciting opportunities while maintaining our screening discipline. In January 2012 we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.
Pay Dividends
We expect to continue returning cash to shareholders through dividends and share repurchases. In August 2012 we increased the quarterly dividend, to $.29 per share, and extended to 41 years our record of consecutive annual dividend increases, at an average compound growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings, but actual payout has been higher recently and will likely remain above targeted levels in the near term. Maintaining and increasing the dividend remains a high priority. We anticipate spending approximately $160 million on dividends in 2012. Cash from operations has been, and is expected to continue to be, more than sufficient to readily fund both capital expenditures and dividends.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2012, we repurchased .6 million shares of our stock and issued 1.1 million shares through employee benefit and stock purchase plans. So far this year, we have purchased 1.0 million shares and issued 2.6 million shares. As a result, shares outstanding has modestly increased to 141.0 million. For the past several years, we have made few acquisitions; instead, we used excess cash (including divestiture proceeds) largely to repurchase shares. Given the cash outlay earlier in the year to acquire Western Pneumatic Tube, our share repurchases have been at levels well below those of recent years. However, consistent with our stated priorities for use of excess cash flow, we will prudently buy back our stock, subject to the outlook for the economy, our level of cash generation, and other potential opportunities to strategically grow the company. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.
Cash from operations for the nine months ended September 30, 2012 was $241 million compared to $202 million for the same period last year. The increase in 2012 operating cash was due primarily to increased earnings. We continue to closely monitor our working capital levels, and ended the quarter with working capital as a percent of annualized sales favorable to our target. For the full year 2012, we expect cash from operations to exceed $350 million.
Working Capital Trends
The following chart presents key working capital trends for the last five quarters:

(Dollar amounts in millions)	Sep-11	Dec-11	Mar-12	Jun-12	Sep-12
Accounts Receivable, net	$576.7	$503.6	$571.6	$557.6	$589.7
Inventory, net	$456.5	$441.0	$473.3	$517.6	$471.2
Accounts Payable	$274.2	$256.6	$298.2	$320.2	$292.0

(1)	The accounts receivable ratio represents the days of sales outstanding calculated as: ending net accounts receivable ÷ (quarter-to-date net sales ÷ number of days in the quarter).

(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarter-to-date cost of goods sold ÷ number of days in the quarter).
The dollar value (and days) of inventory and accounts payable increased in the second quarter of 2012 primarily due to increased production for a major program in the Commercial Fixturing & Components segment that shipped in the third quarter of 2012, and normal seasonal trends.

•
Accounts Receivable and Days Sales Outstanding (DSO): DSO fluctuates quarterly from normal differences in the timing of sales and cash receipts. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. We continue to focus on collection efforts to ensure customer accounts are paid on time. As part of our accounts receivable review process, we evaluate individual customers’ payment histories, financial health, industry prospects, and current macroeconomic events in determining if outstanding amounts are collectible. In the third quarter of 2012, we incurred $.8 million of bad debt expense as compared to $1.8 million in third quarter 2011.

•
Inventory and Days Inventory on Hand (DIO): Our DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. During the third quarter of 2012, we recognized expense of $2.7 million associated with obsolete and slow moving inventories as compared to $2.6 million in the third quarter of 2011. We do not expect significant changes in customer or industry trends that would materially increase our exposure to inventory obsolescence.

•
Accounts Payable and Days Payable Outstanding (DPO): Changes in the DPO reflected in the table above are the result of normal fluctuation in our operating activity. We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our DPO by more than ten days.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2012	December 31, 2011
Long-term debt outstanding:
Scheduled maturities	$853	$763
Average interest rates*	4.7%	4.6%
Average maturities in years*	5.0	3.8
Revolving credit/commercial paper	7	70
Total long-term debt	860	833
Deferred income taxes and other liabilities	189	188
Shareholders’ equity and noncontrolling interest	1,401	1,308
Total capitalization	$2,450	$2,329
Unused committed credit:
Long-term	$593	$530
Short-term	—	—
Total unused committed credit	$593	$530
Current maturities of long-term debt	$202	$3
Cash and cash equivalents	$265	$236
Ratio of earnings to fixed charges**	6.6	4.8

*	These calculations include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities.
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

(Amounts in millions)	September 30, 2012	December 31, 2011
Debt to total capitalization:
Long-term debt	$860	$833
Current debt maturities	202	3
Cash and cash equivalents	(265)	(236)
Net debt	$797	$600
Total Capitalization	$2,450	$2,329
Current debt maturities	202	3
Cash and cash equivalents	(265)	(236)
Net capitalization	$2,387	$2,096
Long-term debt to total capitalization	35.1%	35.8%
Net debt to net capitalization	33.4%	28.6%

Total debt (which includes long-term debt and current debt maturities) increased $226 million from year-end 2011 levels, primarily from the $188 million cash outlay to acquire Western Pneumatic Tube in January 2012.
On August 15, 2012, we issued $300 million aggregate principal of 3.40% Senior Notes due 2022 (the "Notes"). The Notes mature on August 15, 2022 unless earlier redeemed. The Notes bear interest at a rate of 3.40% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2013. The net proceeds of the Notes were used to pay down commercial paper for general corporate purposes, which in turn provides borrowing capacity under our commercial paper program for the repayment or refinancing of existing indebtedness, the funding of possible future acquisitions and/or stock repurchases. Reference is made to Exhibit 4.3 "Form of 3.40% Senior Notes due 2022," for more information regarding the terms of the Notes.
As a part of the above transaction, we also unwound the $200 million forward starting interest rate swaps we had entered into during 2010 and recognized a loss of approximately $43 million, which will be amortized over the life of the notes. This results in a fully weighted effective interest rate of 5.0% associated with the notes. In 2012, we expect an increase in interest costs of approximately $6 million from the issuance of the notes and the unwinding of the swaps.
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

(Amounts in millions)	September 30, 2012	December 31, 2011
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(7)	(70)
Letters of credit issued under the credit agreement	—	—
Total program usage	(7)	(70)
Total program available	$593	$530
The average and maximum amount of commercial paper outstanding during the third quarter of 2012 was $195 million and $382 million, respectively. Commercial paper amounts fluctuated during the quarter due to normal changes in working capital funding requirements. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $82 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.
Accessibility of Cash
At September 30, 2012 we had cash and cash equivalents of $265 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we could incur incremental taxes of up to $59 million.
In 2010, we brought back $121 million of foreign cash at an incremental tax cost of $5 million. In 2011, we brought back an additional $89 million through payments on intercompany loans at no added tax cost.
Maturing Senior Notes
On April 1, 2013, we have $200 million of 4.7% Senior Notes that mature. With anticipated operating cash flows, our commercial paper program, and our expected ability to issue debt in the capital markets, we believe we have sufficient funds available to repay maturing debt, support our ongoing operations, pay dividends, fund future growth and repurchase stock.
NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board has issued accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the new guidance will have a material impact on our current or future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $1,030 million carrying value by $54 million at September 30, 2012 and greater than its $730 million carrying value by $29 million at December 31, 2011. The increase in the fair market value of our debt is primarily due to the decrease in credit spreads and benchmark interest rates since year-end. The fair value of fixed rate debt at September 30, 2012 and December 31, 2011 was based upon Bloomberg secondary market rates. The fair value of variable rate debt is not significantly different from its recorded amount.

Interest Rate Cash Flow Hedges
On August 15, 2012, we issued $300 million of 10-year notes with a coupon rate of 3.40%. As a part of this transaction, we settled our $200 million forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7 million, which was recorded in accumulated other comprehensive income (“AOCI”), and will be amortized to interest expense over the life of the note.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $925 million at September 30, 2012, compared to $859 million at December 31, 2011.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of September 30, 2012 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2012, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 15 beginning on page 21 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
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

(Dollar amounts in millions)	September 30, 2012 Book Value	% of Total Assets
Goodwill	$985.1
Other intangibles	205.3
Total goodwill and other intangibles	$1,190.4	37%
Net property, plant and equipment	$575.4
Other long-lived assets	101.4
Total net property, plant and equipment and other long- lived assets	$676.8	21%
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
The goodwill associated with the Fixture & Display reporting unit was approximately $112 million at September 30, 2012. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Over the last few years, we have narrowed the scope of the Fixtures and Display reporting unit, effected changes to senior management, reduced overhead, and purged customer accounts with unacceptable margins. Recent performance has met expectations. However, actual performance needs to continue to improve or future goodwill impairments could be possible.
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

Percentage of fair value in excess of carrying value	September 30, 2012 goodwill value (in millions)	Sales 10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$111.8	3.9%	3%	11.0%
25%+	873.3	1.4% - 6.4%	3%	7.5% - 9.5%
	$985.1	1.4% - 6.4%	3%	7.5% - 11.0%
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
Demand improved in certain of our markets during the third quarter of 2012. We saw significant volume gains in several businesses, including Store Fixtures, Automotive, U.S. Spring, Furniture Components, Adjustable Bed, Carpet Underlay and Commercial Vehicle Products. The most notable volume declines occurred in International Spring and Machinery.
Demand weakness in our markets can lead to lower unit orders, sales and earnings in our businesses. Several factors, including a weak global economy, low consumer confidence, or a depressed housing market could contribute to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends. If economic and market conditions deteriorate, we may experience material negative impacts on our business, financial condition, operating cash flows and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
The table below is a listing of our repurchases of the Company’s common stock by calendar month during the third quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2012	0	$—	0	9,974,012
August 2012	226,512	$23.35	172,895	9,801,117
September 2012	341,018	$24.44	144,668	9,656,449
Total	567,530	$24.01	317,563

(1)
This number includes 249,967 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeited stock units during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit

Exhibit 4.1	-
Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to the Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 4.2	-
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company's Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 4.3	-	Form of 3.40% Senior Notes due 2022, filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)
Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 8, 2012	By:	/s/ DAVID S. HAFFNER
David S. Haffner President and Chief Executive Officer

DATE: November 8, 2012	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 4.1
Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to the Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 4.2
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company's Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 4.3	Form of 3.40% Senior Notes due 2022, filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)
Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the nine and three months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (v) Notes to Consolidated Condensed Financial Statements.