Form 10-K
period 2012-12-31
LEGGETT & PLATT INC
filed 2013-02-28
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 29, 2012 was $2,843,057,686.
There were 142,770,077 shares of the registrant’s common stock outstanding as of February 22, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
 Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2013.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

Readers should review Item 1A Risk Factors in this Form 10-K for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•
adverse changes in inflation, currency, political risk, U.S. or foreign laws or regulations (including tax law changes), consumer sentiment, housing turnover, employment levels, interest rates, trends in capital spending and the like;

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

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	our ability to control expenses related to "conflict mineral" regulations and to effectively manage our supply chains to avoid loss of customers; and

•	litigation including product liability and warranty, taxation, environmental, intellectual property, anti-trust, option backdating and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices, retail stores, automobiles and commercial aircraft. As discussed below, our operations are organized into 20 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Fixturing & Components; Industrial Materials; and Specialized Products.

Overview of Our Segments

Residential Furnishings Segment

Our Residential Furnishings segment began in 1883 with the manufacture of steel coiled bedsprings. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. Our range of products offers our customers a single source for many of their component needs.

Efficient manufacturing methods, internal production of key raw materials, and numerous manufacturing and assembly locations allow us to supply many customers with components at a lower cost than they can produce themselves. In addition to cost savings, sourcing components from us allows our customers to focus on designing, merchandising and marketing their products.

PART I

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)

•	Wire forms for mattress foundations

Furniture Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas

•	Springs and seat suspensions for chairs, sofas and love seats

•	Steel tubular seat frames

•	Bed frames, ornamental beds, and “top-of-bed” accessories

•	Adjustable beds

Fabric & Carpet Underlay Group

•	Structural fabrics for mattresses, residential furniture and industrial uses

•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)

•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing)

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

Commercial Fixturing & Components Segment

Our Store Fixtures group designs, produces, installs and manages our customers’ store fixtures projects. Our Office Furniture Components group designs, manufactures, and distributes a wide range of engineered components targeted for the office seating market.

PART I

Products

Products manufactured or distributed by our Commercial Fixturing & Components groups include:

Store Fixtures Group

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

Industrial Materials Segment

We believe that the quality of our products and services, together with low cost, have made us the leading U.S. supplier of drawn steel wire and a major producer of welded steel tubing. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have four wire mills that supply virtually all the wire consumed by our other domestic businesses. Our Steel Tubing business unit also supplies nearly all of our internal needs for welded steel tubing. In addition to supporting our internal requirements, we supply many external customers with wire and steel tubing products.

On January 12, 2012, we completed the acquisition of Western Pneumatic Tube Holding, LLC (Western). Western is a leading provider of integral components for critical aircraft systems, and forms the Aerospace Products business unit within the Tubing Group. Western specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs.  For further information about acquisitions, see Note R on page 104 of the Notes to Consolidated Financial Statements.

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

PART I

development have made us a leader in innovation. We also benefit from our broad geographic presence and our internal production of key raw materials and components.

Products

Products manufactured or distributed by our Specialized Products groups include:

Automotive Group

•	Manual and power lumbar support and massage systems for automotive seating

•	Seat suspension systems

•	Automotive control cables

•	Low voltage motors and motion assemblies

•	Formed metal and wire components for seat frames

Machinery Group

•	Full range of quilting machines for mattress covers

•	Machines used to shape wire into various types of springs

•	Industrial sewing/finishing machines

Commercial Vehicle Products Group

•	Van interiors (the racks, shelving and cabinets installed in service vans)

Customers

Our primary customers for the Specialized Products segment include:

•	Automobile seating manufacturers

•	Bedding manufacturers

•	Telecommunication, cable, home service and delivery companies

Strategic Direction

Key Financial Metric

Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends)/Beginning Stock Price). Our goal is to achieve TSR in the top 1/3 of the S&P 500 over the long term through a balanced approach that employs all four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. For the three-year measurement period that ended December 31, 2012 we generated TSR of 16% per year, on average, which places us in the top 37% of the S&P 500. In addition, our TSR has exceeded that of the S&P 500 index for five consecutive years.

Our incentive programs reward return generation. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.

PART I

Returning Cash to Shareholders

During the past three years, we generated $1.14 billion of operating cash, and we returned much of this cash to shareholders in the form of dividends and share repurchases. Dividends and share repurchases are expected to remain significant contributors to long-term TSR.

Since late 2007, we have raised quarterly dividends by 61%, from $.18 per share to $.29 per share currently. Our dividend payout target is 50-60% of earnings; however we have been above that target in recent years. Our dividend payout ratio (dividends declared per share/earnings per share) was 92%,106% and 67% in 2010, 2011 and 2012, respectively. As our markets recover, we expect to move back into our target payout range. In the meantime, we expect to generate enough cash to continue to pay and modestly grow the dividend. The Company has consistently (for over 20 years) generated operating cash in excess of our annual requirement for capital expenditures and dividends.

We expect to use cash (after funding capital expenditures, dividends, and growth opportunities) for share repurchases. During the past three years, we have repurchased 18.3 million shares of our stock (and issued 11.6 million shares through employee benefit plans), which reduced the net outstanding shares by 4.5%. In 2012, we repurchased 2.0 million shares (which includes shares withheld for taxes in option exercises and stock unit conversions; and forfeited stock units) at an average per share price of $25.35 (and issued 4.7 million shares through employee benefit plans). As discussed in more detail below under “Acquisitions,” we completed the acquisition of Western Pneumatic Tube for a cash purchase price of $188 million in January 2012. As such, the level of share repurchases was lower in 2012 than in recent years and our shares outstanding rose by 2% to roughly 142 million at year-end.

Portfolio Management

We utilize a rigorous strategic planning process to help guide future decisions regarding business unit roles, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix, or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as growth of earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), operating cash flows, and return on assets. Business units in the Grow category should provide avenues for profitable growth from competitively advantaged positions in attractive markets. Core business units are expected to enhance productivity, maintain market share, and generate cash flow from operations while using minimal capital. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

Disciplined Growth

Long-term, we aim to eventually achieve consistent, profitable growth of 4-5% annually. To attain this goal, we will need to supplement the approximate 2-3% growth that our markets typically produce (in normal economic times) with two additional areas of opportunity. First, we must enhance our success rate at developing and commercializing innovative new products within markets in which we already enjoy strong competitive positions. Second, we need to uncover new growth platforms; opportunities in markets new to us containing margins and growth higher than the Company's average, and in which we would possess a competitive advantage.

Our long-term, 4-5% annual growth objective envisions periodic acquisitions. We seek acquisitions within our growth businesses, and look for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We expect all acquisitions to (a) have a clear strategic rationale, a sustainable

PART I

competitive advantage, and a strong fit with the Company; (b) create value by enhancing Total Shareholder Return and have an internal rate of return in excess of 10%; (c) for stand-alone companies: generally, revenue in excess of $50 million, strong management and future growth opportunity with a strong market position in a market growing faster than GDP; and (d) for add-on companies: generally, revenue in excess of $15 million, significant synergies, and a strategic fit with an existing business unit.

Acquisitions

In January 2012, we acquired for a cash purchase price of $188 million, Western Pneumatic Tube, which produces thin-walled, large diameter, welded tubing and specialty formed products for aerospace applications.  Western fabricates products from specialty materials, such as titanium, nickel, stainless steel, and other high strength metals for use in aircraft systems and aircraft engine systems, including fuel, hydraulic, pneumatic, environmental, life support, stability, and cooling systems.  Western operates two facilities, one in Kirkland, Washington, and another in Poway, California, and is part of our Industrial Materials segment.  For further information about acquisitions, see Note R on page 104 of the Notes to Consolidated Financial Statements.

We had no significant acquisitions in 2010 and 2011.

Divestitures

There were no significant divestitures in 2011 or 2012.

We divested the Storage Products business unit (previously in the Commercial Fixturing & Components segment) in the third quarter of 2010. No significant gains or losses were realized on the sale of this business unit. Storage Products is reflected as a discontinued operation with 2010 revenue of approximately $37 million. This unit sold storage racks and carts used in the food service and health care industries.

For further information about divestitures and discontinued operations, see Note B on page 75 of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information about sales to external customers, sales by product line, EBIT, and total assets of each of our segments, refer to Note F on page 80 of the Notes to Consolidated Financial Statements.

PART I

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

PART I

Our international expansion strategy is to locate our operations where we believe we would possess a competitive advantage and where demand for components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them more efficiently.

Our international operations face the risks associated with any operation in a foreign country. These risks include:

•	Foreign currency fluctuation

•	Foreign legal systems that make it difficult to protect intellectual property and enforce contract rights

•	Credit risks

•	Increased costs due to tariffs, customs and shipping rates

•	Potential problems obtaining raw materials, and disruptions related to the availability of electricity and transportation during times of crisis or war

•	Inconsistent interpretation and enforcement, at times, of foreign tax schemes

•	Political instability in certain countries

Our Specialized Products segment, which derives roughly 75% of its trade sales from foreign operations, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on our foreign operations and other adverse effects on our business.

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

PART I

For further information concerning our external sales related to products manufactured outside the United States and our tangible long-lived assets outside the United States, refer to Note F on page 80 of the Notes to Consolidated Financial Statements.

Sales by Product Line

The following table shows our approximate percentage of external sales by classes of similar products for the last three years:

Product Line	2012	2011	2010
Bedding Group	18%	18%	19%
Furniture Group	18	17	18
Fabric & Carpet Underlay Group	15	15	15
Wire Group	13	15	13
Automotive Group	12	12	11
Store Fixtures Group	8	9	11
Office Furniture Components Group	5	5	5
Commercial Vehicle Products Group	4	4	3
Tubing Group	4	2	2
Machinery Group	3	3	3

Distribution of Products

In each of our segments, we sell and distribute our products primarily through our own personnel. However, many of our businesses have relationships and agreements with outside sales representatives and distributors. We do not believe any of these agreements or relationships would, if terminated, have a material adverse effect on the consolidated financial condition, operating cash flows or results of operations of the Company.

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

PART I

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2012, our largest customer accounted for approximately 6% of our consolidated revenues. Our top 10 customers accounted for approximately 24% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company, as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Furnishings, Commercial Fixturing & Components and Specialized Products segments.

Patents and Trademarks

The chart below shows the approximate number of patents issued, patents in process, trademarks registered and trademarks in process held by our operations as of December 31, 2012. No single patent or group of patents, or trademark or group of trademarks, is material to our operations, as a whole. Most of our patents relate to products sold in the Specialized Products segment, while a substantial majority of our trademarks relate to products sold in the Residential Furnishings and Specialized Products segments.

Some of our most significant trademarks include:

•	Semi-Flex® (box spring components and foundations)

•	Mira-Coil®, VertiCoil®, Lura-Flex®, Superlastic® and Comfort Core® (mattress innersprings)

•	Active Support Technology® (power foundations and mattress innersprings)

•	Wall Hugger® (recliner chair mechanisms)

•	Super Sagless® (motion and sofa sleeper mechanisms)

•	No-Sag® (wire forms used in seating)

•	Tack & Jump® and Pattern Link® (quilting machines)

•	Hanes® (fiber materials)

•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)

•	Spuhl® (mattress innerspring manufacturing machines)

•	Gribetz® and Porter® (quilting and sewing machines)

•	Quietflex® and Masterack® (equipment and accessories for vans and trucks)

PART I

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

Employees

As of December 31, 2012, we had approximately 18,300 employees, of which roughly 12,900 were engaged in production. Of the 18,300, approximately 8,600 were international employees (5,000 in China). Labor unions represented roughly 14% of our employees. We did not experience any material work stoppage related to contract negotiations with labor unions during 2012. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2013. The chart below shows the approximate number of employees by segment.

As of December 31, 2011, we had approximately 18,300 employees.

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

PART I

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our efficient operations, low labor content, vertical integration in steel and wire, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases, by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs.

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

Since early 2009, there have been antidumping duty rates on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%. These rates are expected to remain in effect at least until early 2014. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and falsely identifying the country of origin. Leggett, along with several U.S. manufacturers of products with active antidumping or antidumping/countervailing duty orders, formed a coalition and are working with Members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

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

PART I

Working Capital Items

For information regarding working capital items, see the discussion of “Cash from Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 39.

Government Contracts

The Company does not have a material amount of sales derived from Government contracts subject to renegotiation of profits or termination at the election of any Government.

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

Internet Access to Information

We routinely post information for investors to our website (www.leggett.com) under the Investor Relations section. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available, free of charge, on our website as soon as reasonably practicable after electronically filed with, or furnished to, the SEC. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics, and Corporate Governance Guidelines, as well as charters for the Audit, Compensation, and Nominating & Corporate Governance Committees of our Board of Directors, can be found on our website under the Corporate Governance section. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Discontinued Operations

Two of our prior businesses (the Storage Products business unit, which was previously reported in the Commercial Fixturing & Components segment and the Prime Foam Products business unit, which was previously reported in the Residential Furnishing segment) are disclosed in our annual financial statements as discontinued operations since (i) the operations and cash flows of the businesses were clearly distinguished and have been eliminated from our ongoing operations; (ii) the businesses have been disposed of; and (iii) we do not have any significant continuing involvement in the operations of the businesses.

We divested the Storage Products business unit in the third quarter of 2010. No significant gains or losses were realized on the sale of this business unit. Storage Products is reflected as a discontinued operation with 2010 revenue of approximately $37 million. This unit sold storage racks and carts used in the food service and health care industries.

During the second quarter of 2012, we received a cash litigation settlement of $3.9 million related to our former Prime Foam Products unit, which was sold in March 2007. This business unit produced foam primarily used for cushioning by upholstered furniture and bedding manufacturers.

For further information on these discontinued operations, see Note B on page 75 of the Notes to Consolidated Financial Statements.

PART I

Item 1A. Risk Factors.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

We have exposure to economic and other factors that affect market demand for our products which may negatively impact our sales, operating cash flow and earnings.

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

Demand weakness in our markets can lead to lower unit orders, sales and earnings in our businesses. Several factors, including a weak global economy, a depressed housing market, or low consumer confidence could contribute to conservative spending habits by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends. Many consumers continue to postpone spending on larger ticket items such as bedding and furniture. If economic and market conditions deteriorate, we may experience material negative impacts on our business, financial condition, operating cash flows and results of operations.

Costs of raw materials could negatively affect our profit margins and earnings.

Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; therefore, our raw material costs move with the market. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Conversely, if raw material costs decrease, we generally pass through reduced selling prices to our customers. Reduced selling prices combined with higher cost inventory can reduce our segment margins and earnings.

Steel is our principal raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of fabrics and foam scrap. We experienced significant fluctuations in the cost of these commodities in recent years.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). If scrap costs raise more rapidly than the price of steel rod, the metal margins within our rod producing operation will be compressed. Compressed metal margins could negatively impact our result of operations.

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

PART I

Competition could adversely affect our market share, sales, profit margins and earnings.

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

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2012, goodwill and other intangible assets represented approximately $1.2 billion, or approximately 37% of our total assets. In addition, net property, plant and equipment and sundry assets totaled approximately $718 million, or approximately 22% of total assets.

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2012 indicated no goodwill impairments, but fair market value for one of our ten reporting units (Store Fixtures) only exceeded book value by approximately 10%. The fair market values of all other reporting units exceeded book value by more than 35%. The goodwill associated with the Store Fixtures reporting unit was $111 million at December 31, 2012. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Although recent performance has met expectations, the predictability of future results is less certain than that of our other reporting units due to the project nature of this business. If we are not able to maintain current performance levels, future impairments could be possible.

If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur impairment charges, which could negatively impact our earnings.

We are exposed to foreign currency risk which may negatively impact our competitiveness, profit margins and earnings.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2012, 27% of our sales were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

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

New “conflict minerals” regulations may adversely affect the sourcing, availability and pricing of conflict minerals or components which contain conflict minerals, and may result in loss of sales, additional expenses and reduced profitability.
On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company's products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of certain electronic components, including those assembled into our products.
In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of sales. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
Deteriorating financial condition of our customers could negatively affect our sales, earnings, cash flows and liquidity.

We serve customers in a variety of industries, some of which have and are continuing to experience low levels of demand. A sustained economic downturn increases the possibility that one or more of our significant customers, or a group of less significant customers, could become insolvent, which could adversely impact our sales, earnings, cash flow and liquidity.

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

PART I

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. We currently have 135 manufacturing locations, of which 91 are located across the United States and 44 are located in 16 foreign countries. We also have various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
United States	91	52	10	16	13
Asia	15	5	2	—	8
Europe	13	3	1	—	9
Canada	9	2	2	—	5
Mexico	5	2	—	1	2
Other	2	2	—	—	—
Total	135	66	15	17	37
__________________________________________________________

Manufacturing locations that we own produced approximately 70% of our sales in 2012. We also lease many of our manufacturing, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 88 of the Notes to Consolidated Financial Statements.

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

Item 3. Legal Proceedings.

The information in Note T on page 108 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.

Item 4. Mine Safety Disclosures.

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

Name	Age	Position
David S. Haffner	60	President and Chief Executive Officer
Karl G. Glassman	54	Executive Vice President and Chief Operating Officer
Jack D. Crusa	58	Senior Vice President, Specialized Products
Perry E. Davis	53	Senior Vice President, Residential Furnishings
David M. DeSonier	54	Senior Vice President, Strategy & Investor Relations
Scott S. Douglas	53	Senior Vice President, General Counsel
Joseph D. Downes, Jr.	68	Senior Vice President, Industrial Materials
Matthew C. Flanigan	51	Senior Vice President and Chief Financial Officer
John G. Moore	52	Senior Vice President, Chief Legal & HR Officer and Secretary
Dennis S. Park	58	Senior Vice President, Commercial Fixturing & Components
William S. Weil	54	Vice President, Corporate Controller and Chief Accounting Officer
______________________________
Subject to the employment and severance benefit agreements with Mr. Haffner and Mr. Glassman, and the employment agreement with Mr. Flanigan, listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors. Our employment agreements with Mr. Haffner and Mr. Glassman provide that they may terminate the agreements if not re-elected as a director of the Company. See Exhibit Index on page 117 for reference to the agreements.

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

Perry E. Davis was appointed Senior Vice President and President of the Residential Furnishings Segment in February 2012. He previously served as Vice President of the Company, President—Bedding Group beginning in 2006, as Vice President of the Company, Executive VP of the Bedding Group and President—U.S. Spring beginning in 2005. He also served as Executive VP of the Bedding Group and President—U.S. Spring from 2004 to 2005, President—Central Division Bedding Group from 2000 to 2004, and in various capacities since 1981.

David M. DeSonier was named Senior Vice President—Strategy & Investor Relations in 2011. He was appointed Vice President—Strategy & Investor Relations in 2007 and served as Vice President—Investor Relations and Assistant Treasurer from 2002 to 2007. He joined the Company as Vice President—Investor Relations in 2000.

PART I

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

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2012
First Quarter	$23.73	$21.26	119.0	$0.28
Second Quarter	23.98	19.26	129.9	0.28
Third Quarter	25.24	20.50	107.9	0.29
Fourth Quarter	27.89	24.35	84.8	0.29
For the Year	$27.89	$19.26	441.6	$1.14
2011
First Quarter	$24.68	$22.16	82.9	$0.27
Second Quarter	26.95	22.56	99.2	0.27
Third Quarter	24.99	17.80	129.5	0.28
Fourth Quarter	24.84	18.37	107.5	0.28
For the Year	$26.95	$17.80	419.1	$1.10
______________________________

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 11, 2013, we had 9,533 shareholders of record.

We expect to continue to pay dividends on our common stock and we are targeting a dividend payout ratio (dividends declared per share/earnings per share) of 50-60%, though it has been and will likely be higher for the near term. Our dividend payout ratio was 92%, 106% and 67% in 2010, 2011 and 2012, respectively. See the discussion of the Company’s targeted dividend payout under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 38.

During 2012, the Company declared four quarterly dividends, but paid five of them, given its decision to accelerate the first quarter 2013 dividend payment into December 2012. For 2013, the Company expects to return to its typical dividend schedule, which is to declare four dividend payments. However, during 2013, we expect to pay only three dividends with the fourth payment to be made in January 2014. The five dividend payments in 2012 utilized approximately $200 million of cash while the three expected payments in 2013 are anticipated to utilize roughly $125 million of cash.

PART II

Issuer Purchases of Equity Securities

The table below is a listing of our purchases of the Company’s common stock during each calendar month of the fourth quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2012	716	$26.12	—	9,656,449
November 2012	715,959	$27.09	267,920	9,388,529
December 2012	202,847	$27.76	140,983	9,247,546
Total	919,522	$27.24	408,903
______________________________

(1)
This number includes 510,619 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes in option exercises and stock unit conversions; or forfeited stock units during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2013, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2013. No specific repurchase schedule has been established.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2012 [1]	2011 [2]	2010	2009	2008 [3,4]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$3,721	$3,636	$3,359	$3,055	$4,076
Earnings from Continuing Operations	248	156	184	121	128
(Earnings) Attributable to Noncontrolling Interest, net of tax	(2)	(3)	(6)	(3)	(5)
Earnings (loss) from Discontinued Operations, net of tax	2	—	(1)	(6)	(19)
Net Earnings	248	153	177	112	104
Earnings per share from Continuing Operations
Basic	1.70	1.05	1.17	.74	.73
Diluted	1.68	1.04	1.16	.74	.73
Earnings (Loss) per share from Discontinued Operations
Basic	.02	—	—	(.04)	(.11)
Diluted	.02	—	(.01)	(.04)	(.11)
Net Earnings (Loss) per share
Basic	1.72	1.05	1.17	.70	.62
Diluted	1.70	1.04	1.15	.70	.62
Cash Dividends declared per share	1.14	1.10	1.06	1.02	1.00
Summary of Financial Position
Total Assets	$3,255	$2,915	$3,001	$3,061	$3,162
Long-term Debt, including capital leases	$854	$833	$762	$789	$851
______________________________

1.
Net earnings for 2012 include a $33 million net tax benefit primarily related to the release of valuation allowances on certain Canadian deferred tax assets, partially offset by deferred withholding taxes on earnings in China.

2.	The Company incurred asset impairment charges and restructuring-related charges totaling $44 million in 2011. All of these charges were recognized in continuing operations.

3.
The Company incurred asset impairment and restructuring-related charges totaling $84 million in 2008. Of these charges, approximately $33 million were associated with continuing operations and $51 million related to discontinued operations.

4.
Amounts for 2008 were retrospectively adjusted to reflect the reclassification of noncontrolling interests from “Other expense (income), net” to “(Earnings) attributable to noncontrolling interest, net of tax” in the Consolidated Statement of Operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2012 HIGHLIGHTS

Demand continued to improve in several of our markets during 2012. Sales grew in Automotive, U.S. Spring, Adjustable Bed, Geo Components, Carpet Underlay, and parts of our home furniture components business. Growth in unit volumes was partially offset by lower trade sales at our steel mill and changes in currency rates.

Higher unit volumes led to improved earnings and record earnings per share from continuing operations. Earnings also benefited from cost improvements and the Western Pneumatic Tube acquisition.

In January 2012 we purchased Western Pneumatic Tube, a leading provider to the aerospace industry of integral components for critical aircraft systems. This was our first significant acquisition since 2007, and established for us a strong competitive position in a higher return, higher growth market.

Operating cash for the full year increased significantly on stronger earnings and improvements in working capital levels. We again generated more than enough cash from operations to comfortably fund dividends and capital expenditures, something we've accomplished for over 20 years.

2012 marked the 41st consecutive annual dividend increase for the company, with a compound annual growth rate of 13% over that time period. Only two other S&P 500 companies can claim as high a rate of dividend growth for as many years.

Our financial profile remains strong. We ended 2012 with net debt to net capital slightly below the conservative end of our long-term targeted range. In August we issued $300 million of 10-year senior notes and used the proceeds to pay down commercial paper. We ended the year with the entire $600 million available under our existing commercial paper program and revolver facility.

We assess our overall performance by comparing our Total Shareholder Return (TSR) to that of peer companies on a rolling three-year basis. We target TSR in the top one-third of the S&P 500 over the long term. For the three years ended December 31, 2012, we generated TSR of 16% per year on average. That places us in the top 37% of the S&P 500, just shy of our top one-third goal.

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

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. For the three-year measurement period that ended December 31, 2012, we generated TSR of 16% per year on average, compared to 11% for the S&P 500 index. That places us in the top 37% of the S&P 500, just shy of our top one-third goal.

Our incentive programs reward improved return on investment. Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.

Customers

We serve a broad suite of customers, with our largest customer representing approximately 6% of our sales. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

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

Demand improved in several of our markets during 2012. As expected, we realized significant earnings leverage as unit volumes grew, and this led to improved margins.

Over the last few years we have significantly reduced our fixed cost structure, but purposely retained spare production capacity. Accordingly, unit sales can increase appreciably without the need for large capital investment. We have meaningful operating leverage that should further benefit earnings as market demand continues to improve. With our current utilization levels, we should be able to readily accommodate over $4 billion in revenue (assuming current sales mix). Until our spare capacity is fully utilized, each additional $100 million of sales from incremental unit volume is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.

PART II

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

Steel is our principal raw material and at various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. In late 2010, steel costs began increasing, and we raised our selling prices in early 2011 to recover the majority of the higher costs. By mid-year 2011, market prices for certain types of steel had begun to decrease. The margin pressure we experienced in the last half of 2011 resulted in part from lowering our selling prices (selectively) in advance of our average cost of steel declining, in order to maintain market share and minimize deterioration in product mix. The alignment of costs and pricing improved in 2012. During the year, we experienced month-to-month variability in steel costs, but overall for 2012, costs decreased slightly.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Steel scrap costs (and metal margins) were relatively stable for the majority of 2011. As mentioned above, in 2012 we experienced month-to-month variability in steel scrap costs and steel rod pricing, however for the full year, metal margins were comparable to 2011.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in recent years, and in most years, have been able to pass them through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We experienced this de-contenting effect in our Residential Furnishings segment in the back half of 2011 (however selective selling price reductions helped contain this activity). As our customers changed the quantity and mix of components in their finished goods to address commodity inflation, our profit margins were negatively impacted. We must continue to find ways to assist our customers in improving the functionality and reducing the cost of their products, while providing higher margin and profit contribution for our operations.

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

PART II

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

We filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam which was brought to a favorable conclusion in early 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect at least until early 2014. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and falsely identifying the country of origin. In 2009, Leggett, along with several U.S. manufacturers of products with active antidumping or antidumping/countervailing duty orders, formed a coalition and are working with Members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

2011 Restructuring Plan

In December 2011, we approved a restructuring plan to reduce our overhead costs and improve ongoing profitability. The activities primarily entailed the closure of four underperforming facilities. We incurred a $37 million pre-tax (largely non-cash) charge in the 4th quarter of 2011 primarily related to this plan, which included $31 million of long-lived asset impairments and $6 million of other restructuring-related costs. During 2012, we incurred an additional $2 million of restructuring-related costs and $1 million of long-lived asset impairments related to this plan. These activities were substantially complete by the end of 2012 and no significant additional costs related to the plan are expected.

PART II

RESULTS OF OPERATIONS—2012 vs. 2011

Demand improved in many of our markets during 2012. Growth in unit volumes was partially offset by lower trade sales at our steel mill (sales shifted from trade to intra-segment) and changes in currency rates.

Earnings increased significantly, from $153 million in 2011 to $248 million in 2012. This improvement reflects several factors, including lower restructuring-related costs, higher unit volumes, benefits from special tax items, cost improvements, and earnings from the Western Pneumatic Tube acquisition.

Further details about our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings during 2012, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales:
Year ended December 31, 2011	$3,636
Same location sales increase:
Lower steel mill trade sales and currency	(70)	(1.9)%
Approximate unit volume increase	106	2.9%
Same location sales increase	36	1.0%
Acquisition sales growth	75	2.1%
Divestitures	(26)	(0.7)%
Year ended December 31, 2012	$3,721	2.4%
Net earnings attributable to Leggett & Platt:
(Dollar amounts, net of tax)
Year ended December 31, 2011	$153
Non-recurrence of restructuring-related costs (from December 2011)	23
Non-recurrence of building gains	(6)
Special net tax benefits	33
Higher effective tax rate	(7)
Higher interest expense	(4)
Other factors, including higher unit volumes, cost improvements, and acquisition earnings	56
Year ended December 31, 2012	$248
Earnings Per Share—2011	$1.04
Earnings Per Share—2012	$1.70

Improved demand in several of our markets led to higher sales in 2012. Same location sales increased 1%, with 3% unit volume growth partially offset by a 2% revenue decline from lower trade sales at our steel mill and changes in currency rates. Unit volumes grew during the year in Automotive, U.S. Spring, Adjustable Bed, Geo Components, Carpet Underlay, and certain parts of our home furniture components business. The decrease in trade sales of steel rod during 2012 was largely offset by an increase in intra-segment rod sales, so total rod production for the year was roughly flat with 2011.

PART II

Earnings increased significantly in 2012 due to several factors. Operationally, these included higher unit volumes, cost improvements, and earnings from the Western Pneumatic Tube acquisition. The other items detailed in the table above also collectively contributed to the earnings increase. In 2011, earnings were reduced by restructuring-related costs primarily associated with the December 2011 Plan discussed on page 28. In 2012, earnings benefited from special tax items, which included the elimination of a valuation allowance on Canadian deferred tax assets.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e. outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. Moderate inflation resulted in LIFO expense of $14 million in 2011. In 2012, lower commodity costs led to a LIFO benefit of $15 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 71.

Interest and Income Taxes

Net interest expense in 2012 was $5 million higher than in 2011, primarily due to the issuance in August 2012 of $300 million of long-term notes.

The 2012 effective income tax rate of 18.5% on continuing operations was lower than the 24.2% incurred in 2011. The 2012 tax rate benefited from the fourth quarter release of a $38 million valuation allowance on certain Canadian deferred tax assets (primarily tax loss carryforwards). As a result of an increase in operating earnings in Canada, the amalgamation of two Canadian subsidiaries, and the restructuring of intercompany debt attributable in part to a change in Canadian tax law, we now expect those carryforwards and other deferred tax assets to be utilized in future years. The 2012 tax rate also benefited from the second quarter recording of a $6 million deferred tax asset for the tax basis of a subsidiary which is likely to be realized in 2013. These benefits were partially offset by the fourth quarter accrual of $11 million of withholding taxes on earnings in China, which was required since we no longer have specific plans to reinvest all these earnings within China. We also experienced other, less significant, discrete tax items (both favorable and unfavorable) that substantially offset for the year. Excluding the net impact of all these items, our 2012 effective tax rate would have been approximately 30%. We expect an ongoing cash flow benefit of $3 million to $4 million per year for the next 10 to 15 years as the Canadian tax loss carryforwards are utilized.

The 2011 tax rate benefited from changes in our mix of earnings among taxing jurisdictions, one-time tax planning strategies, and the settlement of our 2004 through 2008 IRS examination. As a result of the tax planning strategies and tax audit, we recognized tax benefits of $5 million in 2011.

On January 2, 2013, President Obama signed the American Taxpayer Relief Act of 2012, which retroactively extended certain corporate tax provisions. Although several of these provisions will benefit our 2013 tax rate, we do not expect a material impact as a result of this legislation.

PART II

Segment Results

In the following section we discuss 2012 sales and earnings before interest and taxes (EBIT) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 80.

(Dollar amounts in millions)	2012	2011	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales
Residential Furnishings	$1,904	$1,837	$67	4%	3%
Commercial Fixturing & Components	483	507	(24)	(5)%	—%
Industrial Materials	881	857	24	3%	(5)%
Specialized Products	760	736	24	3%	3%
Total	4,028	3,937	91
Intersegment sales elimination	(307)	(301)	(6)
External sales	$3,721	$3,636	$85	2%	1%

	2012	2011	Change in EBIT		EBIT Margins (2)
			$	%	2012	2011
EBIT
Residential Furnishings	$154	$138	$16	12%	8.1%	7.5%
Commercial Fixturing & Components	30	16	14	88%	6.3%	3.1%
Industrial Materials	65	28	37	132%	7.3%	3.3%
Specialized Products	86	77	9	12%	11.3%	10.5%
Intersegment eliminations & other	(9)	(7)	(2)
Change in LIFO reserve	15	(14)	29
Total	$341	$238	$103	43%	9.2%	6.5%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Residential Furnishings sales increased 4% in 2012, entirely from higher unit volumes. Demand improved in several of our residential markets during the year. In our U.S. Spring business, innerspring unit volumes increased 4%, in large part from growth of Comfort Core®, which is our pocketed coil product offering. Strong market reception of hybrid mattresses is helping to drive growth in this category. We again had significant growth in adjustable beds, with unit volumes up 27% in 2012. Sales also grew in geo components, carpet underlay, seating components, and sofa sleepers. These improvements were partially offset by a 4% decrease in furniture hardware unit volumes and declines in our International Spring business.

EBIT and EBIT margins increased in 2012, primarily due to higher sales and the absence of the December 2011 restructuring-related costs (of $7 million).

PART II

Commercial Fixturing & Components

Sales in Commercial Fixturing & Components decreased 5% in 2012, due to the divestiture of our U.K.-based point-of-purchase display operation in January 2012. Apart from the divestiture, sales in the segment were flat with 2011. Volumes in the Store Fixtures business were roughly flat for the year, with significantly lower spending by certain retailers offset by large programs (in the third quarter) associated with a major customer's re-branding initiative. Sales in our Office Furniture Components business were also essentially unchanged, which we believe was consistent with 2012 demand trends in the office seating market.

EBIT and EBIT margins increased in 2012, primarily benefiting from prior cost improvement initiatives and the absence of the December 2011 restructuring-related costs (of $3 million).

Industrial Materials

Sales in the segment increased 3% in 2012, with revenue from acquisitions partially offset by lower trade sales from our steel mill. The decrease in trade sales of steel rod during 2012 was largely offset by an increase in intra-segment rod sales, so total rod production for the year was roughly flat with 2011. The rod mill continues to operate at full capacity. Despite the negative sales comparisons they create, lower trade sales of rod are generally neutral to earnings if production levels are stable and we're consuming the rod in our own wire mills.

EBIT and EBIT margins increased versus 2011, primarily due to the absence of the December 2011 restructuring-related costs (of $22 million), cost improvements, and earnings from acquisitions. EBIT margins also increased during the year as a result of the change in sales from trade to intra-segment at our steel rod mill. This sales shift is beneficial to margins since it decreases our reported sales while preserving comparable EBIT levels.

Segment sales and EBIT benefited from the acquisition (in January 2012) of Western Pneumatic Tube. That business, which resides in the Industrial Materials segment, exceeded our initial first year forecast, and as expected, generated EBIT margins greater than the company average.

Specialized Products

In Specialized Products, sales increased 3% in 2012, with growth in Automotive partially offset by changes in currency exchange rates. Sales also increased slightly in Commercial Vehicle Products, but Machinery volumes were down versus the prior year. Our Automotive business continued to experience strong growth during 2012 in North America and Asia, but sales declined in Europe from currency impacts and ongoing economic weakness.

EBIT and EBIT margins increased in 2012 primarily from higher sales and the absence of the December 2011 restructuring-related costs (of $5 million).

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, was not material in either year (2011 or 2012).

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

Further details about our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings during 2011, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales:
Year ended December 31, 2010	$3,359
Same location sales increase:
Approximate inflation and currency	159	4.7%
Approximate unit volume increase	116	3.5%
Same location sales increase	275	8.2%
Acquisition sales growth	3	—
Small divestitures	(1)	—
Year ended December 31, 2011	$3,636	8.2%
Net earnings attributable to Leggett & Platt:
(Dollar amounts, net of tax)
Year ended December 31, 2010	$177
Higher restructuring-related costs	(23)
Lower effective tax rate	6
Other factors, including slightly higher unit volume offset by higher selling and administrative, and other costs	(7)
Year ended December 31, 2011	$153
Earnings Per Share—2010	$1.15
Earnings Per Share—2011	$1.04

Sales grew 8% in 2011, largely from inflation and currency rate changes. Unit volumes grew 3% primarily due to a shift in the mix of sales at our steel mill (from intra-segment to trade). Across the bulk of our businesses, in aggregate, market demand increased slightly.

PART II

Demand improved in certain of our markets during 2011, with automotive and office furniture leading the way. In contrast, stagnant demand negatively impacted our major residential markets. Many consumers continued to postpone spending on larger-ticket items such as bedding and furniture in the face of ongoing economic weakness.

Earnings decreased in 2011, largely due to restructuring-related costs associated with the decision (in the fourth quarter) to close certain manufacturing facilities. Other factors, including slightly higher unit volume, a lower effective tax rate, and higher selling, administrative, and other costs essentially offset during the year.

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

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 71.

Interest and Income Taxes

Net interest expense in 2011 was roughly flat with 2010.

The 2011 consolidated worldwide effective income tax rate of 24.2% was lower than the 28.1% incurred in 2010. Several factors contributed to the reduction, including changes in our mix of earnings among taxing jurisdictions, one-time benefits from tax planning strategies, and tentative agreement reached with the IRS regarding the examination of our 2004 through 2008 tax years. As a result of the tax planning strategies and audit, we recognized tax benefits of $5 million in 2011. This was comparable to a tax benefit realized in 2010 related to the IRS examination in that year of certain tax credit claims, which was substantially offset by incremental taxes from the repatriation of certain foreign earnings in that year. We also experienced other less significant, discrete tax items (both favorable and unfavorable) that substantially offset for the year.

PART II

Segment Results

In the following section we discuss 2011 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 80.

(Dollar amounts in millions)	2011	2010	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales
Residential Furnishings	$1,837	$1,747	$90	5%	5%
Commercial Fixturing & Components	507	535	(28)	(5)%	(5)%
Industrial Materials	857	725	132	18%	18%
Specialized Products	736	629	107	17%	17%
Total	3,937	3,636	301
Intersegment sales elimination	(301)	(277)	(24)
External sales	$3,636	$3,359	$277	8%	8%

	2011	2010	Change in EBIT		EBIT Margins (2)
			$	%	2011	2010
EBIT
Residential Furnishings	$138	$160	$(22)	(14)%	7.5%	9.1%
Commercial Fixturing & Components	16	23	(7)	(30)%	3.1%	4.3%
Industrial Materials	28	55	(27)	(49)%	3.3%	7.6%
Specialized Products	77	66	11	17%	10.5%	10.5%
Intersegment eliminations & other	(7)	(1)	(6)
Change in LIFO reserve	(14)	(15)	1
Total	$238	$288	$(50)	(17)%	6.5%	8.6%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Residential Furnishings sales increased in 2011, primarily from inflation and currency, which generated little profit. Unit volume in the segment was flat. Demand in most of our residential markets continued to be soft as consumers postponed spending on larger-ticket items such as bedding and furniture. Full-year 2011 unit volumes were essentially flat in our U.S. Spring business but declined in International Spring and Furniture Hardware (from pronounced market weakness mid-year). The only business in the segment that posted meaningful unit growth in 2011 was our Adjustable Bed business, where unit volumes grew 44% for the full year.

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

PART II

Commercial Fixturing & Components

Sales decreased in 2011, largely from lower demand in our Store Fixtures business, as some of the large, value-oriented retailers significantly curtailed both new store construction and remodeling activity during the year. In contrast, market demand continued to improve in Office Furniture Components as that business posted strong growth in 2011. EBIT and EBIT margins in the segment decreased versus 2010, primarily due to lower sales in the Store Fixtures business.

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

EBIT and EBIT margins decreased versus 2010, mainly from higher restructuring-related costs (of $23 million). EBIT margins also decreased during 2011 as a result of a change in sales from intra-segment to trade at our steel rod mill. This sales shift is dilutive to margins since it results in a higher level of reported sales without increasing the level of reported EBIT. Reported earnings are roughly comparable despite whether rod is sold to our wire mills (intra-segment) or to trade customers.

Restructuring activities in late 2011 involved the closure of two facilities in the segment. We closed one of our six domestic wire drawing operations and consolidated that volume into two of the remaining plants. We also announced the closing of a wire forming operation that was a supplier of coated wire dishwasher racks into the domestic appliance industry.

Specialized Products

In Specialized Products, sales increased in 2011, primarily reflecting improved demand across the major businesses in the segment. Changes in currency exchange rates also added to year-over-year sales growth. Automotive growth continued to benefit from the recovery in global industry production.

EBIT increased versus the prior year with the impact of higher sales partially offset by higher restructuring-related costs (of $7 million), raw material cost inflation, and currency impacts. EBIT margins were flat.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, was not material in either year (2010 or 2011).

PART II

LIQUIDITY AND CAPITALIZATION

Our operations provide most of the cash we require. Debt may also be used to fund a portion of our needs. In 2012, cash from operations increased significantly from higher earnings and improvements in working capital levels. For over 20 years, our operations have provided more than enough cash to fund both capital expenditures and dividend payments. We expect this once again to be the case in 2013.

We ended 2012 with net debt to net capital at 29%, slightly below the conservative end of our long-term targeted range of 30-40%, and consistent with year-end 2011 levels. The calculation of net debt as a percent of net capital is presented on page 43.

In August 2012, we issued $300 million of 10-year notes. With the proceeds, we reduced our use of commercial paper and ended the year with our entire $600 million commercial paper program and revolving credit agreement fully available.

Uses of Cash

Finance Capital Requirements

Cash is readily available to fund growth, both internally (through capital expenditures) and externally (through acquisitions).

Capital Expenditures
(millions of dollars)
100
75
50
25
0
71
75
68
2012
2011
2010

Cash Used for Acquisitions
(millions of dollars)
250
200
150
100
50
0
212
7
5
2012
2011
2010

Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity. As shown in the chart above, capital expenditures have been stable in recent years. In all of our businesses, we invest to maintain facilities and equipment. We also invest to support new product introductions and specific product categories that are rapidly growing. However, with excess productive capacity across our operations (from continued low demand levels), we have had relatively low spending on expansion projects. We expect capital expenditures of less than $100 million in 2013. The expected increase versus 2012 primarily relates to new programs that we have been awarded, and that should contribute to earnings and cash flow beginning in 2014.

PART II

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During 2008 through 2010, acquisitions were a lower priority as we primarily focused on improving margins and returns of our existing businesses. As a result, no significant acquisitions were completed in 2010 or 2011. In 2011, we again turned our focus to acquisitions and began actively soliciting opportunities while maintaining our screening discipline. In January 2012, we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets. Western established for us a strong competitive position in the higher return, higher growth aerospace market.

Additional details about acquisitions can be found in Note R to the Consolidated Financial Statements on page 104.

Pay Dividends

Dividends Paid
(millions of dollars)
200
150
100
50
0
200
156
155
2012
2011
2010

Dividends Declared
($'s per share)
1.20
1.00
0.80
0.60
0.40
0.20
0.00
1.14
1.10
1.06
2012
2011
2010

Dividends are the primary means by which we return cash to shareholders. During 2012, we declared four quarterly dividends, but paid five, given our decision to accelerate into December 2012 the dividend typically paid in January 2013 (of $41 million) in anticipation of individual tax rate increases. The chart above reflects that accelerated dividend payment. In 2013, we expect to return to our typical dividend schedule (and pay the fourth quarter dividend in 2014), therefore the cash requirement for dividends in 2013 will be lower, at approximately $125 million.

Maintaining and increasing the dividend remains a high priority. In 2012, we increased the quarterly dividend to $.29 per share and extended to 41 years our record of consecutive annual dividend increases, at an average compound growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been higher in recent years, but as earnings continue to grow, we expect to move into that target range.

PART II

Repurchase Stock

Stock Repurchases, net
(millions of dollars)
250
200
150
100
50
0
-50
205
106
-6
2012
2011
2010

Stock repurchases are the other means by which we return cash to shareholders. During the past three years, we repurchased a total of 18 million shares of our stock and issued 12 million shares through employee benefit and stock purchase plans, reducing outstanding shares by 5%. Given the $188 million cash outlay to acquire Western Pneumatic Tube early in the year, our share repurchases in 2012 were below those of recent years. During 2012, we repurchased 2 million shares (at an average of $25.35) and issued 5 million shares (at an average of $18.30). Two-thirds of the issuances related to employee stock option exercises, which increased notably in 2012 with the significant share price appreciation during the year.

Consistent with our stated priorities, we expect to use remaining operating cash (after funding capital expenditures, dividends, and acquisitions) to prudently buy back our stock, subject to the outlook for the economy, our level of cash generation, and other potential opportunities to strategically grow the company. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash From Operations
(millions of dollars)
500
400
300
200
100
0
-100
450
392
58
329
343
-14
363
380
-17
2012
2011
2010
working capital impact on operating cash flow
net earnings, D&A, and other sources of operating cash flow
total cash from operations

PART II

Cash from operations increased 37%, to $450 million during 2012, on stronger earnings and improvements in working capital levels (largely from reductions in accounts receivable). In 2011, cash from operations decreased primarily due to lower earnings.

 We continue to closely monitor our working capital levels, and ended the year with adjusted working capital at 13.2% of annualized sales1, notably better than our 15% target. The table below shows this calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and believe this provides a more useful measurement.

(Dollar amounts in millions)	2012	2011
Current assets	$1,339	$1,224
Current liabilities	(731)	(586)
Working capital	608	638
Cash and cash equivalents	(359)	(236)
Current debt maturities	202	3
Adjusted working capital [2]	$451	$405
Annualized sales [1]	$3,412	$3,416
Adjusted working capital as a percent of annualized sales	13.2%	11.9%

1.
Annualized sales equal 4th quarter sales ($853 million in 2012 and $854 million in 2011) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

2.	The increase in adjusted working capital relates primarily to the accelerated payment of the fourth quarter 2012 dividend ($41 million).

The following table presents dollar amounts related to key working capital components at the end of the past two years.

	Amount (in millions)
	2012	2011	Change
Trade Receivables, net	$413	$442	$(29)
Inventory, net	489	441	48
Accounts Payable	285	257	28
______________________________

Trade receivables decreased from year-end 2011 levels, primarily due to lower trade sales late in the year in certain businesses and improved credit terms with certain customers.

Inventory increased from year-end 2011, primarily due to: i) acquisitions; ii) decisions to take advantage of temporarily lower commodity costs near the end of 2012 in certain businesses, and iii) higher production in late 2012 for programs that ship in early 2013.

Accounts Payable also increased primarily due to the opportunistic purchases of raw materials and higher production in late 2012, both of which also impacted inventory levels.

PART II

The next chart shows recent trends in key working capital components (expressed in numbers of days at the end of the past five quarters).

Working Capital Trends

1.	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

2.	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

3.	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

Changes in the quarterly Days Sales Outstanding (DSO) reflect normal seasonal fluctuations due to the timing of cash collection and other factors. The decrease in the fourth quarter DSO was driven by improved payment patterns with several large customers, and some customers taking advantage of cash discounts and other incentives for early payment. In 2012, we incurred $4 million of customer bad debt expense as compared to $6 million in 2011, which is largely a reflection of a modest improvement in the financial stability of customers in the majority of our markets. We expect DSO in 2013 to follow our normal seasonal pattern.

Our Days Inventory on Hand (DIO) increased compared to the prior year primarily due to decisions to take advantage of temporarily lower commodity costs near the end of 2012 in certain businesses and higher production in late 2012 for programs that ship in early 2013. We do not expect that either of these situations will increase our exposure to obsolete and slow moving inventory. During both 2012 and 2011, we recognized expense of $10 million associated with obsolete and slow moving inventories.

We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our Days Payable Outstanding (DPO) by more than ten days. We expect that we will be able to continue this favorable trend going forward.

PART II

Working capital levels vary by segment. The Commercial Fixturing & Components segment typically has relatively higher accounts receivable balances due to the longer credit terms required to service certain customers of the Store Fixtures group. This business group also generally requires higher inventory investments due to the custom nature of its products, longer manufacturing lead times (in certain cases), and the needs of many customers to receive large volumes of product within short periods of time.

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2012	2011	2010
Long-term debt outstanding:
Scheduled maturities	$854	$763	$762
Average interest rates (1)	4.7%	4.6%	4.6%
Average maturities in years (1)	4.9	3.8	4.7
Revolving credit/commercial paper	—	70	—
Total long-term debt	854	833	762
Deferred income taxes and other liabilities	228	188	192
Equity	1,442	1,308	1,524
Total capitalization	$2,524	$2,329	$2,478
Unused committed credit:
Long-term	$600	$530	$522
Short-term	—	—	—
Total unused committed credit	$600	$530	$522
Current maturities of long-term debt	$202	$3	$2
Cash and cash equivalents	$359	$236	$244
Ratio of earnings to fixed charges (2)	6.1 x	4.8 x	5.8 x
___________________________________________

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.

(2)
Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

PART II

The next table shows the percent of long-term debt to total capitalization at December 31, 2012 and 2011, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Dollar amounts in millions)	2012	2011
Long-term debt	$854	$833
Current debt maturities	202	3
Cash and cash equivalents	(359)	(236)
Net debt	$697	$600
Total capitalization	$2,524	$2,329
Current debt maturities	202	3
Cash and cash equivalents	(359)	(236)
Net capitalization	$2,367	$2,096
Long-term debt to total capitalization	33.8%	35.8%
Net debt to net capitalization	29.4%	28.6%

Total debt (which includes long-term debt and current debt maturities) increased $220 million in 2012, in part from the $188 million cash outlay to acquire Western Pneumatic Tube.

In August 2012, we issued $300 million aggregate principal of notes that mature in 2022 unless redeemed earlier. The notes bear interest at a rate of 3.4% per year, with interest payable semi-annually beginning on February 15, 2013. The net proceeds of the notes were used to pay down commercial paper, which in turn provided borrowing capacity under our commercial paper program for general corporate purposes, the repayment of existing indebtedness, the funding of possible future acquisitions, and stock repurchases.

As a part of the above issuance, we also unwound the $200 million forward starting interest swaps we had entered into during 2010 and recognized a loss of approximately $43 million, which will be amortized over the life of the notes. This results in a fully weighted effective interest rate of 5.0% associated with the notes.

PART II

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

(Dollar amounts in millions)	2012	2011	2010
Total program authorized	$600	$600	$600
Commercial paper outstanding (classified as long-term debt)	—	(70)	—
Letters of credit issued under the credit agreement	—	—	(78)
Total program usage	—	(70)	(78)
Total program available	$600	$530	$522

The average and maximum amount of commercial paper outstanding during 2012 was $200 million and $382 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $4 million and $27 million respectively. Commercial paper amounts increased in January 2012 from the $188 million cash outlay to acquire Western Pneumatic Tube. Subsequently, borrowing levels fluctuated due to normal changes in working capital funding requirements. As discussed on the prior page, we used the proceeds from the notes we issued in August to pay down commercial paper, and ended the year with the entire $600 million program available. At year end, we had no letters of credit outstanding under the credit agreement, but we had $68 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

On April 1, 2013, we have $200 million of 4.7% notes that mature. With anticipated operating cash flows, our commercial paper program, and our expected ability to issue debt in the capital markets, we believe we have more than sufficient funds available to repay this maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Accessibility of Cash

At December 31, 2012, we had cash and cash equivalents of $359 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we would incur incremental tax expense of up to $42 million. In 2011 we brought back $89 million of cash, and in 2012 we brought back $50 million, in each case at no added tax cost.

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2012:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$1,049	$200	$380	$4	$465
Capitalized leases	6	1	3	1	1
Operating leases	110	31	46	20	13
Purchase obligations ²	275	275	—	—	—
Interest payments ³	190	38	62	34	56
Deferred income taxes	70	—	—	—	70
Other obligations (including acquisitions, pensions, and reserves for tax contingencies)	165	3	22	12	128
Total contractual cash obligations	$1,865	$548	$513	$71	$733

_______________________________________________________________________________

1.	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due.

2.	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.

3.	Interest payments are calculated on debt outstanding at December 31, 2012 at rates in effect at the end of the year.

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

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 71.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur. In the past three years, no impairments have been recorded as a result of the annual impairment reviews.
In order to assess goodwill for potential impairment, judgment is required to estimate the fair market value of each reporting unit (which is one level below reportable segments) using the combination of a discounted cash flow model and a market approach using price to earnings ratios for comparable publicly traded companies with characteristics similar to the reporting unit.

The cash flow model contains uncertainties related to the forecast of future results as many outside economic and competitive factors can influence future performance. Margins, sales growth, and discount rates are the most critical estimates in determining enterprise values using the cash flow model.

Fair market value for one of the 10 reporting units (Store Fixtures) exceeded book value by approximately 10%. The goodwill associated with this reporting unit is $111 million, and is dependent on capital spending by retailers on both new stores and remodeling of existing stores. Retailer activity was roughly flat in 2012, and the Store Fixtures reporting unit met full-year expectations. However, due to the project nature of this business, the predictability of future results is less certain than that of other reporting units. If we are not able to maintain current performance levels, future impairments could be possible.

The remaining reporting units have fair market values that exceed carrying value by more than 35%, and have goodwill of $880 million.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill (cont.)

The market approach requires judgment to determine the appropriate price to earnings ratio. Ratios are derived from comparable publicly-traded companies that operate in the same or similar industry as the reporting unit.
Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note C on page 75.
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

These impairments are unpredictable. Impairments were $2 million in 2012, $35 million in 2011, and $2 million in 2010.

The 2011 impairments were largely the result of lowered future business expectations at several underperforming locations that resulted in the decision to exit some unprofitable lines of business. Prior forecasts assumed a recovery in business levels (primarily housing related industries) that had not materialized by late 2011.

Inventory Reserves
We reduce the carrying value of inventories to reflect an estimate of net realizable value for obsolete and slow-moving inventory.
Our inventory reserve contains uncertainties because the calculation requires management to make assumptions about the value of products that are obsolete or slow-moving (i.e. not selling very quickly).
At December 31, 2012, the reserve for obsolete and slow-moving inventory was $36 million (approximately 6% of FIFO inventories).

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
Additions to inventory reserves in 2012 were $10 million, which were comparable to the previous year. We do not expect obsolescence to change from current levels.
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

Over the past five years, we have incurred, on average, $10 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $1 million. At December 31, 2012, we had accrued $33 million to cover future self-insurance liabilities.

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

The average annual amount of customer-related credit losses was $6 million (less than 1% of annual net sales) over the last three years. At December 31, 2012, our reserves for doubtful accounts totaled $20 million (about 5% of our accounts and customer-related notes receivable of $434 million).

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Credit Losses (cont.)
Our customers are diverse and many are small-to-medium sized companies, with some being highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning.
In 2012 and 2011, bad debt expense averaged $7 million. We have not experienced any significant individual customer bankruptcies in the past two years. We believe the financial health of our major customers has modestly improved, but some are highly leveraged, and this could cause circumstances to change in the future.

At December 31, 2012, we had $11 million of non-customer notes receivable, primarily related to divested businesses, and have recorded reserves of $1 million for these notes. Most of these notes are to be paid by highly leveraged entities, which could result in the need for additional reserves in the future.

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

The discount rates used to calculate the pension liability for our most significant plans decreased approximately 50 basis points in 2012 due to lower corporate bond yields. Each 25 basis point decrease in the discount rate increases pension expense by $.5 million and increases the plans’ benefit obligation by $9.6 million.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Pension Accounting (cont.)

Other assumptions include rates of compensation increases, withdrawal and mortality rates, and retirement ages. These estimates impact the pension expense or income we recognize and our reported benefit obligations.

The expected return on assets in 2012 decreased to 6.6%, compared to 6.7% in 2011 and 6.8% in 2010. A 25 basis point reduction in the expected return on assets would increase pension expense by $.5 million, but have no effect on the plans’ funded status.

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

Potential changes in tax laws could impact assumptions related to the non-repatriation of certain foreign earnings. In 2012, we accrued $11 million for taxes on earnings that are no longer indefinitely reinvested in China. If all non-repatriated earnings were taxed, we would incur additional taxes of approximately $42 million.

Tax audits by various taxing authorities are expected to increase as governments continue to look for ways to raise additional revenue. Based upon past experience, we do not expect any material changes to our tax liability as a result of this increased audit activity; however, we could incur additional tax expense if we have audit adjustments higher than recent historical experience.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Income Taxes (cont.)

At December 31, 2012 and 2011, we had $39 million and $14 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. Valuation allowances are established against future potential tax benefits to reflect the amounts we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of possible repatriation.

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

We assessed our ability to recover Canadian NOL's and other deferred tax assets, and determined that previously recorded valuation allowances were no longer necessary. Therefore, we recorded income of $38 million in the fourth quarter of 2012 related to this reversal.

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

Legal contingencies are related to numerous lawsuits and claims described beginning on page 52. Over the past five years, the largest annual cost for litigation claims was $6 million (excluding legal fees).

PART II

CONTINGENCIES

Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) are based on our assessment of the probability that the expenses will actually occur, and our reasonable estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally very unpredictable.

Shareholder Derivative Lawsuit
On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff's failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On November 28, 2012, the Missouri Court of Appeals reversed the trial court's dismissal, and remanded the case back to the trial court finding that plaintiff sufficiently pled demand on the Board and shareholders. We filed a request for transfer to the Missouri Supreme Court on December 12, 2012, which was denied by the Court of Appeals. On January 3, 2013, we filed a transfer petition to the Missouri Supreme Court. On February 26, 2013, the Missouri Supreme Court denied our request. The case will be sent back to Jasper County, Missouri for further proceedings. The 2010 Suit was purportedly brought on our behalf, naming us as a nominal defendant, and certain current and former officers and directors as individual defendants including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber.
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
The plaintiff is seeking, among other things: unspecified monetary damages against the individual defendants; certain equitable and other relief relating to the profits from the alleged improper conduct; the adoption of certain corporate governance proposals; the imposition of a constructive trust over the defendants' stock options and proceeds; punitive damages; the rescission of certain unexercised options; and the reimbursement of litigation costs. The plaintiff is not seeking monetary relief from us. We have director and officer liability insurance in force subject to customary limits and exclusions.
We and the individual defendants filed motions to dismiss the 2010 Suit in late October 2010, asserting: the plaintiff failed to make demand on our Board and shareholders as required by Missouri law, and, consistent with the Court's ruling in the 2009 Suit, this failure to make demand should not be excused; the dismissal of the 2009 Suit precludes the 2010 Suit; the plaintiff is not a representative shareholder; the 2010 Suit was based on a statistical analysis of stock option grants and our stock prices that we believe was flawed; the plaintiff failed to state a substantive claim; the common law fraud claim was not pled with sufficient particularity; and the statute of limitations has expired on the fraud claim and all the alleged challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under our Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.
We do not expect that the outcome of this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

PART II

Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against over 20 defendants alleging that competitors of our carpet underlay business unit and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws.
A number of these lawsuits have been voluntarily dismissed, most without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011 (although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; (c) 36 individual direct purchaser cases, (i) one filed March 22, 2011, (ii) another amended August 24, 2011 to remove class allegations, (iii) one amended August 25, 2011 to name us as a defendant, (iv) three others filed October 31, 2011, (v) one filed November 4, 2011, (vi) three filed December 6, 19 and 30, 2011, respectively, (vii) one filed January 27, 2012, (viii) five filed March 19, 2012, (ix) one amended March 30, 2012 to name us as a defendant, (x) one filed April 27, 2012, (xi)  two filed April 30, 2012, (xii) two filed May 11, 2012, (xiii) one filed May 17, 2012, (xiv) four filed May 25, 2012, (xv) one filed June 12, 2012, (xvi) four filed August 8, 2012, (xvii) one filed September 21, 2012, (xviii) one filed November 7, 2012 (which suit also makes indirect purchaser claims), and (xix) two filed January 9 and 15, 2013, respectively; and (d) a direct and indirect purchaser class action filed on November 29, 2012 asserting claims under the Kansas Restraint of Trade Act. All of the pending U.S. federal cases in which we have been named as a defendant, have been filed in or have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.
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
We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 15 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100 million, punitive damages of $10 million, pre-judgment and post-judgment interest, and the costs of the investigation and the action. We are not yet required to file our defenses in the Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case.
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated - Polyurethane Foam Class Action.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiffs seek unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced.

PART II

We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any, because, at this juncture of the proceedings, the damages sought by plaintiffs are unspecified, unsupported, and unexplained; discovery is incomplete (no depositions have been taken, class certification issues are not yet ripe, expert liability reports have not been exchanged); and because the litigation involves unsettled legal theories.
Brazilian Value-Added Tax Matters
On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of approximately $4 million, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil.  L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation. On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of approximately $6.2 million under MPF Case No. 0811000.2011.00438 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. It is possible that we may receive an additional notice of violation for years 2011 and 2012.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil's use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling approximately $2.0 million on the same or similar denial of tax credit matters.
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking approximately $3.3 million for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P responded to this special appeal on January 24, 2013.
We were also informed on October 4, 2012 that the State of Sao Paulo issued an Auto-Infringement and Imposition of a Fine dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of approximately $2.3 million for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo.
On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of approximately $.7 million, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation on January 17, 2013.

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
On summary judgment motions, we unsuccessfully disputed each patent's validity and denied that we infringed any patent. At the jury trial on damages issues, the plaintiff alleged damages of $16.2 million. The court denied plaintiff's attempt to win an attorney fee award and triple the pre-verdict damages.
On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals. Oral argument was held on February 6, 2013 before a three judge appeal panel in the Federal Circuit in Washington D.C. On February 14, 2013, the Court of Appeals issued a judgment affirming the $5 million verdict against us. We intend to request a rehearing of the Court of Appeals decision. If a rehearing is not granted, we have the right to request further review to the U.S. Supreme Court. However, this review is discretionary.
If the case is finally affirmed and remanded to the trial court, the plaintiff might also request royalties for post-verdict use of the machines. If so, we intend to object to such request. We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue. The Patent Office examiner ruled in our favor on the pertinent claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second patent, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner's decision upheld the validity of all claims. All three of these proceedings are currently on appeal before the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe that the machines currently use the feature alleged to have infringed the third patent.
At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.
NEW ACCOUNTING STANDARDS

We adopted new accounting guidance in 2012, as discussed in Note A to the Consolidated Financial Statements on page 71, which did not have a material impact on our current financial statements. The Financial Accounting Standards Board has also issued accounting guidance effective for future periods, but we do not believe this new guidance will materially impact our future financial statements.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was greater than its $1,030 carrying value by $45.7 at December 31, 2012, and greater than its $730 carrying value by $29.2 at December 31, 2011. The increase in the fair market value of the Company’s debt is primarily due to the issuance of $300 of new notes in 2012, and the decrease in credit spreads as compared to the prior year end. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2012 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs for its medium-term notes. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2013	2014	2015	2016	2017	Thereafter	2012	2011
Principal fixed rate debt	$200.0	$180.0	$200.0	$—	$—	$450.0	$1,030.0	$730.0
Average interest rate [1]	4.70%	4.65%	5.00%	—	—	3.73%	4.33%	4.71%
Principal variable rate debt	—	—	—	2.3	—	17.6	19.9	20.4
Average interest rate	—	—	—	.36%	—	.33%	.34%	.30%
Miscellaneous debt [2]							5.5	85.4
Total debt							1,055.4	835.8
Less: current maturities							(201.5)	(2.5)
Total long-term debt							$853.9	$833.3
_______________________________________________________________________________

1.	These rates exclude the amortization of interest rate swap.

2.	Includes $0 and $70.4 of commercial paper in 2012 and 2011, respectively, supported by a $600 revolving credit agreement which terminates in 2016.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note S on page 105 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries at December 31 is as follows:

PART II

Functional Currency	2012	2011
European Currencies	$326.7	$298.4
Chinese Renminbi	270.5	249.9
Canadian Dollar	252.1	217.9
Mexican Peso	37.7	31.1
Other	58.6	61.9
Total	$945.6	$859.2

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Financial Statement Schedule and supplementary financial information included in this Report are listed and included in Item 15, and are incorporated by reference into this item.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2012, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2012, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 64, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 65 of this Form 10-K. Each is incorporated by reference into this Item 9A.

PART II

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections entitled “Proposal 1—Election of Directors,” “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2013, are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 9, 2013, except for Maurice E. Purnell, Jr. Mr. Purnell will retire from the Board on the date of the Annual Shareholder Meeting.

In order to be nominated for election as a director, a nominee must submit a contingent resignation to the Nominating & Corporate Governance Committee (N&CG Committee). The resignation will become effective only if (i) the director nominee fails to receive an affirmative majority of the votes cast in the director election; and (ii) the Board accepts the resignation. If a nominee fails to receive an affirmative majority of the votes cast in the director election, the N&CG Committee will make a recommendation to the Board of Directors whether to accept or reject the director’s resignation and whether any other action should be taken. If a director’s resignation is not accepted, that director will continue to serve until the Company’s next annual meeting or until his or her successor is duly elected and qualified. If the Board accepts the director’s resignation, it may, in its sole discretion, either fill the resulting vacancy or decrease the size of the Board to eliminate the vacancy.

The Company’s Bylaws and Corporate Governance Guidelines set the director retirement age at 72; however, the Board Chair, CEO or President may request a waiver for any director. At the request of Leggett’s CEO, the N&CG Committee recommended, and the full Board granted, retirement age waivers for Directors Clark, Enloe and Fisher so they may stand for re-election at the 2013 annual meeting.

Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Mr. Haffner and Mr. Glassman provide that they may terminate the agreement if not re-elected as a director. See the Exhibit Index on page 116 for reference to the agreements.

Robert E. Brunner, age 55, was the Executive Vice President of Illinois Tool Works (ITW), a diversified manufacturer of advanced industrial technology, from 2006 until his retirement in 2012 . He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and a master’s degree in business administration from Baldwin-Wallace College. He currently serves as a director of NN, Inc. a global manufacturer of precision bearings and plastic, rubber and metal components. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on operational and international issues. He was first elected as a director of the Company in 2009.

Ralph W. Clark, age 72, held various executive positions at International Business Machines Corporation (IBM) from 1988 until 1994, including Division President—General and Public Sector. He also served as Chairman of Frontec AMT Inc., a software company, from 1994 until his retirement in 1998 when the company was sold. Mr. Clark holds a master’s degree in economics from the University of Missouri. Through Mr. Clark’s career with IBM and Frontec and his current board service with privately-held companies, he has valuable experience in general management, marketing, information technology, finance and strategic planning. He was first elected as a director of the Company in 2000.

PART III

Robert G. Culp, III, age 66, is the co-founder of Culp, Inc., an upholstery and bedding fabrics designer and manufacturer, where he has been the Chairman since 1990 and served as CEO from 1988 to 2007. Mr. Culp holds a degree in economics from the University of North Carolina - Chapel Hill and an MBA from the Wharton School of the University of Pennsylvania. Mr. Culp is the lead independent director of Old Dominion Freight Line, Inc., a national motor transportation and logistics company, and served as a director of Stanley Furniture Company, Inc., a manufacturer and importer of wooden residential furniture, until 2011. His experience in the bedding and furniture industries provides valuable insight into a number of the Company's key markets. Through his leadership of Culp, Inc., a publicly-traded company with an international scope, he understands the complexities of the financial and regulatory requirements facing U.S. companies, as well as the challenges and opportunities of developing global operations. He was appointed to the Board on January 10, 2013.

R. Ted Enloe, III, age 74, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. Previously, he served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over 40 years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969.

Richard T. Fisher, age 74, has been Senior Managing Director of Oppenheimer & Co., an investment banking firm, since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher holds a degree in economics from the Wharton School of the University of Pennsylvania. Mr. Fisher’s career in investment banking provides the Board with a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets. His valuable business skills and long-term perspective of the Company bolster his leadership as the Company’s independent Board Chair. He was first elected as a director of the Company in 1972 and has served as the independent Board Chair since 2008.

Matthew C. Flanigan, age 51, was appointed Senior Vice President—Chief Financial Officer of the Company in 2005. He previously served the Company as Vice President—Chief Financial Officer from 2003 to 2005, President of the Office Furniture Components Group from 1999 to 2003, and in various capacities since 1997. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri. He serves as the lead director of Jack Henry Associates, Inc., a provider of core information processing solutions for financial institutions. As the Company’s CFO, Mr. Flanigan adds valuable knowledge of the Company’s finance, risk and compliance functions to the Board. In addition, his prior experience as one of the Company’s group presidents provides valuable operations insight. He was first elected as a director of the Company in 2010.

Karl G. Glassman, age 54, was appointed Chief Operating Officer of the Company in 2006 and Executive Vice President in 2002. He previously served the Company as President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, President of Bedding Components from 1996 to 1998, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University—Long Beach. With over two decades experience leading the Company’s largest segment and serving as its Chief Operating Officer, Mr. Glassman provides in-depth operational knowledge to the Board and is a key interface between the Board’s oversight and strategic planning and its implementation at all levels of the Company around the world. He also serves on the Board of Directors of the National Association of Manufacturers. Mr. Glassman was first elected as a director of the Company in 2002.

PART III

David S. Haffner, age 60, was appointed Chief Executive Officer of the Company in 2006 and has served as President of the Company since 2002. He previously served as the Company’s Chief Operating Officer from 1999 to 2006, Executive Vice President from 1995 to 2002 and in other capacities since 1983. He holds a degree in engineering from the University of Missouri and an MBA from the University of Wisconsin-Oshkosh. Mr. Haffner serves as a director of Bemis Company, Inc., a manufacturer of flexible packaging and pressure sensitive materials. As the Company’s CEO, Mr. Haffner provides comprehensive insight to the Board across the spectrum from strategic planning to implementation to execution and reporting, as well as its relationships with investors, the finance community and other key stakeholders. Mr. Haffner was first elected as a director of the Company in 1995.

Joseph W. McClanathan, age 60, served as President and Chief Executive Officer of the Energizer Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Through his leadership experience at Energizer and as a director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.

Judy C. Odom, age 60, served, until her retirement in 2002, as Chief Executive Officer and Chairman of the Board at Software Spectrum, Inc., a global business to business software services company which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. She is a director of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.

Maurice E. Purnell, Jr., age 73, was Of Counsel to the law firm of Locke Lord Bissell & Liddell LLP, or its predecessor firm, from 2002 until his retirement in 2010. Previously, he had been a partner of that firm since 1972. Mr. Purnell holds a degree in history from Washington & Lee University, an MBA from the Wharton School of the University of Pennsylvania and a law degree from Southern Methodist University. With over 40 years of experience in securities law, financing and acquisitions in his corporate law practice, Mr. Purnell is well suited to advise the Board on business and compliance matters and chair our Nominating & Corporate Governance Committee. He was first elected as a director of the Company in 1988. Mr. Purnell will retire from the Board on the date of the Annual Shareholder Meeting, which is expected to be held May 9, 2013.

Phoebe A. Wood, age 59, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, and Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial, and accounting issues the Board faces in its oversight role. Ms. Wood was first elected as a director of the Company in 2005.

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

PART III

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

Item 11. Executive Compensation.

The subsections entitled “Board’s Oversight of Risk Management,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2013, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2013, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2013, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2013, are incorporated by reference.

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

(b) Exhibits—See Exhibit Index beginning on page 116.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2012, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2012.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 65 of this Form 10-K.

/s/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN
David S. Haffner President and Chief Executive Officer	Matthew C. Flanigan Senior Vice President and Chief Financial Officer

February 28, 2013	February 28, 2013

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO
February 28, 2013

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year ended December 31
(Amounts in millions, except per share data)	2012	2011	2010
Net sales	$3,720.8	$3,636.0	$3,359.1
Cost of goods sold	2,972.8	2,970.7	2,703.7
Gross profit	748.0	665.3	655.4
Selling and administrative expenses	380.4	382.1	354.3
Amortization of intangibles	25.7	18.8	19.8
Other expense (income), net	.6	26.6	(6.7)
Earnings from continuing operations before interest and income taxes	341.3	237.8	288.0
Interest expense	43.4	38.3	37.7
Interest income	6.5	6.7	5.2
Earnings from continuing operations before income taxes	304.4	206.2	255.5
Income taxes	56.3	49.8	71.9
Earnings from continuing operations	248.1	156.4	183.6
Earnings (loss) from discontinued operations, net of tax	2.4	—	(.8)
Net earnings	250.5	156.4	182.8
(Earnings) attributable to noncontrolling interest, net of tax	(2.3)	(3.1)	(6.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$248.2	$153.3	$176.6
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.70	$1.05	$1.17
Diluted	$1.68	$1.04	$1.16
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.02	$—	$—
Diluted	$.02	$—	$(.01)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.72	$1.05	$1.17
Diluted	$1.70	$1.04	$1.15
The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31
(Amounts in millions)	2012	2011	2010
Net earnings	$250.5	$156.4	$182.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16.0	(2.8)	4.5
Cash flow hedges	(4.0)	(22.9)	1.3
Defined benefit pension plans	(6.1)	(10.2)	(8.2)
Other comprehensive income (loss)	5.9	(35.9)	(2.4)
Comprehensive income	256.4	120.5	180.4
Less: comprehensive (income) loss attributable to noncontrolling interest	(2.4)	(3.8)	(6.8)
Comprehensive income attributable to Leggett & Platt, Inc.	$254.0	$116.7	$173.6

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$359.1	$236.3
Trade receivables, net	412.6	442.3
Other receivables, net	33.6	61.3
Inventories
Finished goods	275.7	261.3
Work in process	55.0	41.5
Raw materials and supplies	229.4	223.9
LIFO reserve	(71.1)	(85.7)
Total inventories, net	489.0	441.0
Other current assets	44.8	43.1
Total current assets	1,339.1	1,224.0
Property, Plant and Equipment—at cost
Machinery and equipment	1,161.7	1,120.1
Buildings and other	603.2	608.5
Land	45.3	45.2
Total property, plant and equipment	1,810.2	1,773.8
Less accumulated depreciation	1,237.4	1,193.2
Net property, plant and equipment	572.8	580.6
Other Assets
Goodwill	991.5	926.6
Other intangibles, less accumulated amortization of $129.1 and $106.2 at December 31, 2012 and 2011, respectively	206.3	116.6
Sundry	145.2	67.3
Total other assets	1,343.0	1,110.5
TOTAL ASSETS	$3,254.9	$2,915.1
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$201.5	$2.5
Accounts payable	285.4	256.6
Accrued expenses	218.9	209.6
Other current liabilities	25.2	117.3
Total current liabilities	731.0	586.0
Long-term Liabilities
Long-term debt	853.9	833.3
Other long-term liabilities	158.2	130.3
Deferred income taxes	69.6	57.8
Total long-term liabilities	1,081.7	1,021.4
Commitments and Contingencies
Equity
Capital stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	458.6	456.9
Retained earnings	2,109.6	2,027.4
Accumulated other comprehensive income	71.0	65.2
Less treasury stock—at cost (56.7 and 59.4 shares at December 31, 2012 and 2011, respectively)	(1,206.7)	(1,254.3)
Total Leggett & Platt, Inc. equity	1,434.5	1,297.2
Noncontrolling interest	7.7	10.5
Total equity	1,442.2	1,307.7
TOTAL LIABILITIES AND EQUITY	$3,254.9	$2,915.1

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31
(Amounts in millions)	2012	2011	2010
Operating Activities
Net earnings	$250.5	$156.4	$182.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90.4	98.1	103.0
Amortization	25.7	18.8	19.8
Long-lived asset impairments	1.7	34.9	2.4
Provision for losses on accounts and notes receivable	4.9	8.6	6.9
Writedown of inventories	10.2	10.4	12.6
Net gain from sales of assets and businesses	(3.3)	(10.9)	(11.6)
Deferred income tax (income) expense	(21.9)	(1.1)	30.2
Stock-based compensation	33.8	35.3	37.6
Other, net	.3	(7.8)	(3.7)
Other changes, excluding effects from acquisitions and divestitures:
Decrease (increase) in accounts and other receivables	60.6	(29.5)	(34.7)
(Increase) decrease in inventories	(39.1)	(16.3)	(31.2)
(Increase) decrease in other current assets	(2.9)	(1.7)	21.6
Increase in accounts payable	27.4	29.4	24.9
Increase in accrued expenses and other current liabilities	11.4	4.3	1.9
Net Cash Provided by Operating Activities	449.7	328.9	362.5
Investing Activities
Additions to property, plant and equipment	(71.0)	(75.0)	(67.7)
Purchases of companies, net of cash acquired	(211.6)	(6.6)	(4.9)
Proceeds from sales of assets and businesses	15.8	26.8	28.9
Maturity (purchases) of short-term investments with original maturities greater than three months	—	22.8	(21.5)
Investment in unconsolidated entity	(22.4)	—	—
Other, net	(4.8)	(4.6)	.1
Net Cash Used for Investing Activities	(294.0)	(36.6)	(65.1)
Financing Activities
Additions to long-term debt	299.2	.2	—
Payments on long-term debt	(11.8)	(3.6)	(13.5)
Change in commercial paper and short-term debt	(85.8)	68.5	(32.3)
Dividends paid	(199.5)	(155.9)	(154.9)
Issuances of common stock	35.6	20.5	23.8
Purchases of common stock	(30.0)	(225.3)	(130.1)
Liquidation of interest rate swap agreement	(42.7)	—	—
Acquisition of noncontrolling interest	—	(13.6)	(7.6)
Excess tax benefits from stock-based compensation	6.7	7.2	3.9
Other, net	(8.3)	(1.6)	(2.9)
Net Cash Used for Financing Activities	(36.6)	(303.6)	(313.6)
Effect of Exchange Rate Changes on Cash	3.7	3.1	.2
Increase (decrease) in Cash and Cash Equivalents	122.8	(8.2)	(16.0)
Cash and Cash Equivalents—Beginning of Year	236.3	244.5	260.5
Cash and Cash Equivalents—End of Year	$359.1	$236.3	$244.5
Supplemental Information
Interest paid	$38.7	$38.0	$37.2
Income taxes paid	76.3	48.8	62.7
Property, plant and equipment acquired through capital leases	2.4	4.3	3.0
Liabilities assumed of acquired companies	17.1	1.6	1.2
Long-term notes received for divestitures	—	—	7.1

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2010	198.8	$2.0	$467.7	$2,013.3	$104.8	(50.0)	$(1,033.8)	$21.5	$1,575.5
Adjustment for change in international operating locations’ fiscal year	—	—	—	3.6	—	—	—	—	3.6
Net earnings	—	—	—	182.8	—	—	—	—	182.8
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(6.2)	—	—	—	6.2	—
Dividends declared (A)	—	—	4.2	(160.2)	—	—	—	—	(156.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.9)	(2.9)
Treasury stock purchased	—	—	—	—	—	(6.2)	(133.2)	—	(133.2)
Treasury stock issued	—	—	(13.0)	—	—	3.6	74.0	—	61.0
Foreign currency translation adjustments	—	—	—	—	3.9	—	—	.6	4.5
Cash flow hedges, net of tax	—	—	—	—	1.3	—	—	—	1.3
Defined benefit pension plans, net of tax	—	—	—	—	(8.2)	—	—	—	(8.2)
Stock options and benefit plan transactions, net of tax	—	—	4.6	—	—	—	—	—	4.6
Acquisition of noncontrolling interest	—	—	.5	—	—	—	—	(9.1)	(8.6)
Other	—	—	(.8)	—	—	—	—	.8	—
Balance, December 31, 2010	198.8	$2.0	$463.2	$2,033.3	$101.8	(52.6)	$(1,093.0)	$17.1	$1,524.4
Net earnings	—	—	—	156.4	—	—	—	—	156.4
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(3.1)	—	—	—	3.1	—
Dividends declared (A)	—	—	4.0	(159.2)	—	—	—	—	(155.2)
Treasury stock purchased	—	—	—	—	—	(10.1)	(230.1)	—	(230.1)
Treasury stock issued	—	—	(32.6)	—	—	3.3	68.8	—	36.2
Foreign currency translation adjustments	—	—	—	—	(3.5)	—	—	.7	(2.8)
Cash flow hedges, net of tax	—	—	—	—	(22.9)	—	—	—	(22.9)
Defined benefit pension plans, net of tax	—	—	—	—	(10.2)	—	—	—	(10.2)
Stock options and benefit plan transactions, net of tax	—	—	32.9	—	—	—	—	—	32.9
Acquisition of noncontrolling interest	—	—	(10.6)	—	—	—	—	(10.4)	(21.0)
Balance, December 31, 2011	198.8	$2.0	$456.9	$2,027.4	$65.2	(59.4)	$(1,254.3)	$10.5	$1,307.7
Net earnings	—	—	—	250.5	—	—	—	—	250.5
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(2.3)	—	—	—	2.3	—
Dividends declared (A)	—	—	5.5	(166.0)	—	—	—	—	(160.5)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(5.2)	(5.2)
Treasury stock purchased	—	—	—	—	—	(2.0)	(51.8)	—	(51.8)
Treasury stock issued	—	—	(32.1)	—	—	4.7	99.4	—	67.3
Foreign currency translation adjustments	—	—	—	—	15.9	—	—	.1	16.0
Cash flow hedges, net of tax	—	—	—	—	(4.0)	—	—	—	(4.0)
Defined benefit pension plans, net of tax	—	—	—	—	(6.1)	—	—	—	(6.1)
Stock options and benefit plan transactions, net of tax	—	—	28.3	—	—	—	—	—	28.3
Balance, December 31, 2012	198.8	$2.0	$458.6	$2,109.6	$71.0	(56.7)	$(1,206.7)	$7.7	$1,442.2
______________________________

(A) – Cash dividends declared (per share: 2012—$1.14; 2011—$1.10; 2010—$1.06)

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2012, 2011 and 2010

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

Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover, and if necessary, are written down to estimated net realizable value. We have had no material changes in inventory writedowns or slow-moving and obsolete inventory reserves in any of the years presented.

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

Assets Held for Sale—An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond our control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell, and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the fair value less cost to sell. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

GOODWILL: Goodwill results from the acquisition of existing businesses and is not amortized; it is assessed for impairment annually and as triggering events may occur. We perform our annual review in the second quarter of each year. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. Our reporting units are the 10 business groups one level below the operating segment level for which discrete financial information is available and reviewed by segment management.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute engineered products for the various end markets described in Note F. Our operations are principally located in the United States, although we also have operations in China, Europe, Canada, Mexico and other various countries.

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

OTHER RISKS: Although we obtain insurance for workers’ compensation, automobile, product and general liability, property loss and medical claims, we have elected to retain a significant portion of expected losses through the use of deductibles. Accrued liabilities include estimates for unpaid reported claims and for claims incurred but not yet reported. Provisions for losses are recorded based upon reasonable estimates of the aggregate liability for claims incurred utilizing our prior experience and information provided by our third-party administrators and insurance carriers.

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

On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:

Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability or anticipated transaction is designated as a cash flow hedge. The effective portion of the change in fair value is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in other comprehensive income is reported on the same line of the Consolidated Statements of Operations as the hedged item to match the gain or loss on the derivative to the gain or loss on the hedged item. Any ineffective portion of the changes in the fair value is immediately reported in the Consolidated Statements of Operations on the same line as the hedged item. Settlements associated with the sale or production of product are presented in operating cash flows and settlements associated with debt issuance are presented in financing cash flows.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2012 presentation:

•	In the Consolidated Balance Sheets – "Accounts and other receivables, net" is now presented separately as "Trade receivables, net" and "Other receivables, net".

•
In the Consolidated Statements of Cash Flows – Activity related to the change in commercial paper and short-term debt previously included in the “Additions to/Payments on debt” line items within Financing Activities is now presented separately.

NEW ACCOUNTING GUIDANCE: The FASB has issued accounting guidance effective for current and future periods. The new guidance did not have a material impact on our current financial statements, and we do not believe any of the new guidance will have a material impact on our future financial statements.

B—Discontinued Operations

Businesses divested in prior years and subsequent activity directly related to these divestitures have been reported as discontinued operations as follows:

•
2012 - We received a cash litigation settlement in the second quarter of 2012 associated with our former Prime Foam Products unit.  This unit was sold in March 2007 and was previously part of the Residential Furnishings segment.

•	2011 - We had no discontinued operations activity in 2011.

•
2010 - The Storage Products unit was sold in 2010 as part of a broad strategic change that occurred in 2007 and was previously part of the Commercial Fixturing & Components Segment.  No significant gains or losses were realized on the sale of this unit.

The table below includes activity related to these divestitures, as well as a small amount of subsequent activity directly related to divestitures completed prior to 2010:

	2012	2011	2010
External sales:
Commercial Fixturing & Components—Storage Products Unit	$—	$—	$37.1
Earnings (loss):
Residential Furnishings—Prime Foam Products Unit	3.9	—	—
Commercial Fixturing & Components—Storage Products Unit (1)	—	—	(.5)
Subsequent activity related to other divestitures completed prior to 2010	—	—	(.5)
Earnings (loss) before interest and income taxes	3.9	—	(1.0)
Income tax (expense) benefit	(1.5)	—	.2
Earnings (loss) from discontinued operations, net of tax	$2.4	$—	$(.8)
______________________________

(1)	Impairment charges were recorded to reflect estimates of fair value less costs to sell, as discussed in Note C.

C—Impairment Charges

Pre-tax impact of impairment charges is summarized in the following table.

Asset impairments associated with continuing operations are reported on the Statements of Operations in “Other expense (income), net.” Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	Other Long-Lived Asset Impairments
	2012	2011	2010
Impairment charges recognized in continuing operations
Residential Furnishings	$.1	$5.6	$.1
Commercial Fixturing & Components	—	1.5	.2
Industrial Materials	1.5	20.6	.1
Specialized Products	.1	7.2	1.1
Total impairment charges recognized in continuing operations	1.7	34.9	1.5
Impairment charges recognized in discontinued operations
Commercial Fixturing & Components - Storage Products Unit	—	—	.9
Total impairment charges	$1.7	$34.9	$2.4

Other Long-Lived Assets

As discussed in Note A, other long-lived assets are tested for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In December 2011, management approved the 2011 Restructuring Plan which primarily related to the closure of four underperforming facilities and resulted in impairment charges of $31.2 ($19.0 for intangibles and $12.2 for fixed assets) during 2011’s fourth quarter. In 2012, approximately $1.2 of fixed asset impairments were related to this plan. These impairment charges were largely the result of lowered expectations of future cash flows in certain operations, including those that produce fabricated wire components used in home appliances. We also incurred restructuring charges associated with this plan as discussed in Note D.

Businesses Held for Sale

The Storage Products unit was sold in 2010 as part of a broad strategic change that occurred in 2007. As presented in the table above, asset impairment charges were recorded as updated estimates of fair value less costs to sell for this business became more certain. Fair value and the resulting impairment charges were based primarily upon offers from potential buyers.

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

The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly-traded companies with similar characteristics of the reporting unit. The price-to-earnings ratio for comparable companies is based upon current enterprise value compared to projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a 25% control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units.

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

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2012 review are presented in the table below. The 10-25% category below includes information for one reporting unit (Store Fixtures). The fair value of this unit exceeded its book value by 10% at the June 30, 2012 impairment review date. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Percentage of fair value in excess of carrying value	December 31, 2012 goodwill value	10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$111.2	3.9%	3%	11.0%
25%+	880.3	1.4% -6.4%	3%	7.5% -9.5%
	$991.5	1.4% -6.4%	3%	7.5% -11.0%

D—Restructuring

We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Our total restructuring-related costs for the three years ended December 31 were comprised of:

	Year ended December 31
	2012	2011	2010
Continuing Operations
Charged to other expense (income), net:
Severance and other restructuring costs	$7.5	$6.5	$6.9
Gain from sale of assets	(1.8)	(.1)	(2.2)
	5.7	6.4	4.7
Charged to cost of goods sold:
Inventory obsolescence and other	—	3.5	.6
Total Continuing Operations	5.7	9.9	5.3
Discontinued Operations (reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax”)
Severance and other restructuring costs	—	—	.2
Loss from sale of assets	—	—	.5
Total Discontinued Operations	—	—	.7
Total restructuring and restructuring-related costs	$5.7	$9.9	$6.0

2011 Restructuring Plan

In December 2011, we adopted the 2011 Restructuring Plan which included the closure of four underperforming manufacturing facilities.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	Restructuring Charges (1) 2012	(Gain)/Loss on Sale of Assets 2012	Total Amount Incurred in 2012	Total Amount Incurred in 2011 (2)	Total Amount Incurred To Date
Residential Furnishings	$.5	$—	$.5	$.5	$1.0
Commercial Fixturing & Components	1.2	(.3)	.9	1.2	2.1
Industrial Materials	.8	—	.8	1.1	1.9
Total	$2.5	$(.3)	$2.2	$2.8	$5.0
______________________________
The portion of the total restructuring charges in the above table that represents cash charges is $3.7.

(1)	Restructuring charges are reported on the Statements of Operations in “Other expense (income), net.”

(2)	The 2011 charges consist of $1.2 of restructuring charges and $1.6 of inventory obsolescence and other.

The accrued liability associated with the 2011 Restructuring Plan consisted of the following:

	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012
Termination benefits	$—	$.9	$—	$.9	$.7	$1.3	$.3
Contract termination costs	—	—	—	—	.1	.1	—
Other restructuring costs	—	.3	—	.3	1.7	1.9	.1
	$—	$1.2	$—	$1.2	$2.5	$3.3	$.4

We also incurred impairment costs associated with this plan as discussed in Note C. These exit activities were substantially complete by the end of 2012 and no additional significant costs related to the plan are expected.

Other Initiatives

Apart from the 2011 Restructuring Plan, we have implemented various cost reduction initiatives over the last three years to improve our operating cost structures. None of these actions have individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on our financial statements:

	Year ended December 31
	2012	2011	2010
Continuing Operations
Charged to other expense (income), net:
Severance and other restructuring costs	$5.0	$5.3	$6.9
Gain from sale of assets	(1.5)	(.1)	(2.2)
	3.5	5.2	4.7
Charged to cost of goods sold:
Inventory obsolescence and other	—	1.9	.6
Total Continuing Operations	3.5	7.1	5.3
Discontinued Operations
Severance and other restructuring costs	—	—	.2
Loss from sale of assets	—	—	.5
Total Discontinued Operations	—	—	.7
Total of Other Initiatives	$3.5	$7.1	$6.0
Portion of total that represents cash charges	$5.0	$5.3	$7.1

Restructuring and restructuring-related charges (income) associated with continuing operations by segment for the other initiatives were as follows:

	Year ended December 31
	2012	2011	2010
Continuing Operations
Residential Furnishings	$1.8	$2.9	$1.2
Commercial Fixturing & Components	1.0	3.0	5.7
Industrial Materials	.1	1.1	(1.5)
Specialized Products	.6	.1	(.1)
Total	$3.5	$7.1	$5.3

The accrued liability associated with Other Initiatives consisted of the following:

	Balance at December 31, 2010	2011 Charges	2011 Payments	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012
Termination benefits	$.6	$1.5	$1.6	$.5	$1.6	$1.3	$.8
Contract termination costs	.7	1.3	1.4	.6	1.1	1.1	.6
Other restructuring costs	1.0	2.5	2.9	.6	2.3	2.6	.3
	$2.3	$5.3	$5.9	$1.7	$5.0	$5.0	$1.7

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products	Total
Gross goodwill as of January 1, 2011	$387.2	$343.5	$67.5	$274.7	$1,072.9
Accumulated impairment losses as of January 1, 2011	—	(142.6)	—	—	(142.6)
Net goodwill as of January 1, 2011	387.2	200.9	67.5	274.7	930.3
Additions for current year acquisitions	1.9	—	—	—	1.9
Goodwill written off related to sale of business	—	—	—	—	—
Foreign currency translation adjustment/other	(1.7)	(.8)	—	(3.1)	(5.6)
Net 2011 activity	.2	(.8)	—	(3.1)	(3.7)
Gross goodwill as of December 31, 2011	387.4	342.7	67.5	271.6	1,069.2
Accumulated impairment losses as of December 31, 2011	—	(142.6)	—	—	(142.6)
Net goodwill as of December 31, 2011	387.4	200.1	67.5	271.6	926.6
Additions for current year acquisitions	—	—	60.2	—	60.2
Goodwill written off related to sale of business	—	(2.5)	—	—	(2.5)
Foreign currency translation adjustment/other	2.6	1.8	.1	2.7	7.2
Net 2012 activity	2.6	(.7)	60.3	2.7	64.9
Gross goodwill as of December 31, 2012	390.0	342.0	127.8	274.3	1,134.1
Accumulated impairment losses as of December 31, 2012	—	(142.6)	—	—	(142.6)
Net goodwill as of December 31, 2012	$390.0	$199.4	$127.8	$274.3	$991.5

 The gross carrying amount and accumulated amortization by major amortized intangible asset class and intangible assets acquired during the period presented included in "Other intangibles" on the Consolidated Balance Sheets are as follows:

	Debt Issue Costs	Patents and Trademarks	Non-compete Agreements	Customer- related intangibles	Supply Agreements and Other	Total
2012
Gross carrying amount	$10.9	$53.3	$12.3	$236.9	$22.0	$335.4
Accumulated amortization	5.9	27.1	9.2	75.1	11.8	129.1
Net other intangibles as of December 31, 2012	$5.0	$26.2	$3.1	$161.8	$10.2	$206.3

Acquired during 2012:
Acquired related to business acquisitions	$—	$3.2	$.1	$104.5	$2.0	$109.8
Acquired outside business acquisitions	2.3	1.2	—	—	3.1	6.6
Total acquired in 2012	$2.3	$4.4	$.1	$104.5	$5.1	$116.4

Weighted average amortization period in years for items acquired in 2012	10.0	16.9	3.2	16.1	9.9	15.7

2011
Gross carrying amount	$9.2	$49.2	$15.2	$134.2	$15.0	$222.8
Accumulated amortization	5.5	24.4	11.0	56.6	8.7	106.2
Net other intangibles as of December 31, 2011	$3.7	$24.8	$4.2	$77.6	$6.3	$116.6

Acquired during 2011:
Acquired related to business acquisitions	$—	$—	$—	$—	$—	$—
Acquired outside business acquisitions	1.7	1.1	.1	—	.7	3.6
Total acquired in 2011	$1.7	$1.1	$.1	$—	$.7	$3.6

Weighted average amortization period in years for items acquired in 2011	5.0	19.0	1.3	0.0	8.6	9.8

Estimated amortization expense for items included in our December 31, 2012 balance sheet in each of the next five years is as follows:

Year ended December 31
2013	$23
2014	21
2015	20
2016	17
2017	15

F—Segment Information

We have four operating segments that are generally focused on broad end-user markets for our diversified products:

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products, titanium and nickel tubing for the aerospace industry and welded steel tubing sold to trade customers as well as other Leggett segments

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors

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

A summary of segment results for the periods presented are shown in the following tables.

	Year ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT From Continuing Operations
2012
Residential Furnishings	$1,895.0	$8.8	$1,903.8	$154.3
Commercial Fixturing & Components	478.3	4.4	482.7	30.4
Industrial Materials	632.9	247.9	880.8	64.7
Specialized Products	714.6	45.9	760.5	86.2
Intersegment eliminations				(8.9)
Adjustment to LIFO method				14.6
	$3,720.8	$307.0	$4,027.8	$341.3
2011
Residential Furnishings	$1,827.8	$8.6	$1,836.4	$137.5
Commercial Fixturing & Components	502.4	4.9	507.3	15.7
Industrial Materials	616.7	240.1	856.8	28.4
Specialized Products	689.1	47.1	736.2	77.0
Intersegment eliminations				(6.8)
Adjustment to LIFO method				(14.0)
	$3,636.0	$300.7	$3,936.7	$237.8
2010
Residential Furnishings	$1,739.3	$7.5	$1,746.8	$159.7
Commercial Fixturing & Components	530.7	4.1	534.8	23.1
Industrial Materials	498.0	227.2	725.2	55.2
Specialized Products	591.1	38.2	629.3	66.2
Intersegment eliminations				(1.2)
Adjustment to LIFO method				(15.0)
	$3,359.1	$277.0	$3,636.1	$288.0

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

	Year ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2012
Residential Furnishings	$602.9	$22.5	$12.9	$47.2
Commercial Fixturing & Components	159.1	5.3	—	11.1
Industrial Materials	243.3	14.3	182.4	23.6
Specialized Products	227.4	23.4	—	24.7
Average current liabilities included in segment numbers above	440.7	—	—	—
Unallocated assets*	1,678.2	5.5	—	9.5
Difference between average assets and year-end balance sheet	(96.7)	—	—	—
	$3,254.9	$71.0	$195.3	$116.1
2011
Residential Furnishings	$624.1	$34.6	$3.0	$51.2
Commercial Fixturing & Components	176.1	3.4	—	11.8
Industrial Materials	218.1	18.6	—	17.0
Specialized Products	226.6	16.3	—	26.9
Average current liabilities included in segment numbers above	417.7	—	—	—
Unallocated assets*	1,347.9	2.1	—	10.0
Difference between average assets and year-end balance sheet	(95.4)	—	—	—
	$2,915.1	$75.0	$3.0	$116.9
2010
Residential Furnishings	$645.3	$24.9	$—	$55.8
Commercial Fixturing & Components	185.2	3.0	—	13.1
Industrial Materials	211.6	12.9	—	16.8
Specialized Products	207.9	19.0	.9	29.4
Average current liabilities included in segment numbers above	381.1	—	—	—
Unallocated assets*	1,448.6	7.9	—	7.7
Difference between average assets and year-end balance sheet	(78.7)	—	—	—
	$3,001.0	$67.7	$.9	$122.8
______________________________

*	Primarily goodwill, other intangibles, cash and deferred tax assets.

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2012	2011	2010
Residential Furnishings
Bedding group	$657.6	$667.2	$638.6
Furniture group	676.9	633.6	596.8
Fabric & carpet underlay group	560.5	527.0	503.9
	1,895.0	1,827.8	1,739.3
Commercial Fixturing & Components
Store fixtures group	291.6	315.7	360.2
Office furniture components group	186.7	186.7	170.5
	478.3	502.4	530.7
Industrial Materials
Wire group	469.0	529.8	418.4
Tubing group	163.9	86.9	79.6
	632.9	616.7	498.0
Specialized Products
Automotive group	463.5	428.7	368.9
Commercial vehicle products group	141.2	138.4	112.5
Machinery group	109.9	122.0	109.7
	714.6	689.1	591.1
	$3,720.8	$3,636.0	$3,359.1

Our principal operations outside of the United States are presented in the following geographic information, based on the area of manufacture.

	Year Ended December 31
	2012	2011	2010
External sales
United States	$2,705.9	$2,589.1	$2,426.7
China	338.0	331.3	323.5
Europe	326.2	373.1	302.3
Canada	217.7	216.3	200.6
Mexico	64.5	50.5	47.7
Other	68.5	75.7	58.3
	$3,720.8	$3,636.0	$3,359.1
Tangible long-lived assets
United States	$383.9	$387.7	$423.6
China	35.9	38.1	36.2
Europe	102.7	105.0	109.1
Canada	21.1	20.8	25.3
Mexico	12.9	12.2	15.7
Other	16.3	16.8	14.3
	$572.8	$580.6	$624.2

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
	2012	2011	2010
Earnings:
Earnings from continuing operations	$248.1	$156.4	$183.6
(Earnings) attributable to noncontrolling interest, net of tax	(2.3)	(3.1)	(6.2)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	245.8	153.3	177.4
Earnings (loss) from discontinued operations, net of tax	2.4	—	(.8)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$248.2	$153.3	$176.6

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	144,300,785	145,412,069	151,225,065
Additional dilutive shares principally from the assumed exercise of outstanding stock options	1,662,527	1,587,688	2,043,120
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	145,963,312	146,999,757	153,268,185

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.70	$1.05	$1.17
Discontinued operations	.02	—	—
Basic EPS attributable to Leggett & Platt common shareholders	$1.72	$1.05	$1.17
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.68	$1.04	$1.16
Discontinued operations	.02	—	(.01)
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.70	$1.04	$1.15

Other information:
Shares issuable under employee and non-employee stock options	8.5	11.2	11.8
Anti-dilutive shares excluded from diluted EPS computation	1.9	2.1	2.1

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2012		2011
	Current	Long-term	Current	Long-term
Trade accounts receivable	$430.4	$—	$461.3	$—
Trade notes receivable	1.1	2.9	2.9	2.4
Total trade receivables	431.5	2.9	464.2	2.4
Other notes receivable:
Notes received as partial payment for divestitures	.5	6.1	3.5	10.4
Other	.5	4.3	3.4	2.3
Income tax receivables	8.6	—	29.1	—
Other receivables	24.3	—	27.7	—
Subtotal other receivables	33.9	10.4	63.7	12.7
Total accounts and other receivables	465.4	13.3	527.9	15.1
Allowance for doubtful accounts:
Trade accounts receivable	(18.9)	—	(21.9)	—
Trade notes receivable	—	(.8)	—	(.7)
Total trade receivables	(18.9)	(.8)	(21.9)	(.7)
Other notes receivable:
Notes received as partial payment for divestitures	—	—	(2.3)	(.4)
Other	(.3)	(.6)	(.1)	(.6)
Subtotal other receivables	(.3)	(.6)	(2.4)	(1.0)
Total allowance for doubtful accounts	(19.2)	(1.4)	(24.3)	(1.7)
Total net receivables	$446.2	$11.9	$503.6	$13.4
Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.

Our investment in notes that were past due more than 90 days was less than $2.0 at December 31, 2012, of which approximately $1.0 had been placed on non-accrual status.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2010	2011 Charges	2011 Charge-offs, net of recoveries	Balance at December 31, 2011	2012 Charges	2012 Charge-offs, net of recoveries	Balance at December 31, 2012
Trade accounts receivable	$22.0	$5.8	$5.9	$21.9	$4.1	$7.1	$18.9
Trade notes receivable	.9	—	.2	.7	.1	—	.8
Total trade receivables	22.9	5.8	6.1	22.6	4.2	7.1	19.7
Other notes receivable:
Notes received as partial payment for divestitures	—	2.7	—	2.7	.4	3.1	—
Other	.3	.1	(.3)	.7	.3	.1	.9
Subtotal other receivables	.3	2.8	(.3)	3.4	.7	3.2	.9
Total allowance for doubtful accounts	$23.2	$8.6	$5.8	$26.0	$4.9	$10.3	$20.6

I—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other long-term liabilities at December 31 consisted of the following:

	2012	2011
Sundry assets
Notes receivable (see Note H)	$11.9	$13.4
Deferred taxes (see Note N)	50.2	11.0
Assets held for sale	21.8	19.6
Investment in associated companies	29.1	6.8
Other	32.2	16.5
	$145.2	$67.3
Accrued expenses
Workers’ compensation, medical, auto and product liability	$49.7	$58.4
Wages and commissions payable	60.3	48.9
Sales promotions	26.2	23.8
General taxes, excluding income taxes	12.0	12.6
Accrued interest	14.3	10.5
Other	56.4	55.4
	$218.9	$209.6
Other current liabilities
Dividends payable	$—	$39.0
Outstanding checks in excess of book balances	1.8	17.0
Derivative financial instruments (see Note S)	1.8	36.7
Customer deposits	9.1	10.3
Sales tax payable	7.3	9.3
Other	5.2	5.0
	$25.2	$117.3
Other long-term liabilities
Liability for pension benefits (see Note M)	$75.8	$66.5
Reserves for tax contingencies (see Note N)	35.5	34.8
Deferred compensation	16.0	16.6
Liabilities associated with the ESUP & PSU awards (See Note L)	10.7	5.3
Other	20.2	7.1
	$158.2	$130.3

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2012			2011
	Stated interest rate	Due date through	Balance	Stated interest rate	Due date through	Balance
Term notes	4.4%	2022	$1,028.0	4.7%	2018	$728.5
Industrial development bonds, principally variable interest rates	.4%	2030	19.9	.3%	2030	20.4
Commercial paper	—	—	—	.3%	2016	70.4
Capitalized leases (primarily machinery, vehicle and office equipment)			6.5			6.9
Other, partially secured			1.0			9.6
			1,055.4			835.8
Less current maturities			201.5			2.5
			$853.9			$833.3

Maturities of long-term debt are as follows:

Year ended December 31
2013	$201.5
2014	181.3
2015	201.6
2016	3.6
2017	2.0
Thereafter	465.4
$1,055.4

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

Amounts outstanding at year-end related to our commercial paper program were:

	December 31, 2012	December 31, 2011
Total program authorized	$600.0	$600.0
Commercial paper outstanding (classified as long-term debt)	—	(70.4)
Letters of credit issued under the credit agreement	—	—
Total program usage	—	(70.4)
Total program available	$600.0	$529.6

The revolving credit agreement and certain other long-term debt contain restrictive covenants which, among other things, limit a) the total amount of indebtedness to 60% of our total capitalization (each as defined in the revolving credit agreement), b) the amount of total secured debt to 15% of our total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 20% of total consolidated assets. We have remained well within compliance with all such covenants.

We may elect one of four types of borrowing under the 2011 Agreement, which determines the rate of interest to be paid on the outstanding principal balance. The interest rate would be commensurate with the currency borrowed and the term of the borrowing, as well as either i.) a competitive variable or fixed rate, or ii.) various published rates plus a pre-defined spread.

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

Total rental expense for the periods presented was as follows:

	2012	2011	2010
Continuing Operations	$48.0	$43.9	$44.6
Discontinued operations	—	—	1.6

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2013	$32.1
2014	26.1
2015	20.9
2016	13.7
2017	7.4
Thereafter	13.4
$113.6

The above lease obligations expire at various dates through 2019. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

L—Stock-Based Compensation

We use various forms of share-based compensation which are summarized below. One stock unit is equivalent to one common share for accounting and earnings per share purposes. Shares are issued from treasury for the majority of our stock plans’ activity.

Stock options and stock units are granted pursuant to our Flexible Stock Plan. On May 10, 2012 the Flexible Stock Plan changed the way awards granted under the Plan are charged against the number of available shares. Under the 2012 Plan modification, each option counts as one share against the shares available under the Plan, but each share granted for any other awards will count as three shares against the Plan.

At December 31, 2012, the following common shares were authorized for issuance under the Flexible Stock Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	8,549,219	8,549,219
Outstanding stock units—vested	3,956,482	4,512,488
Outstanding stock units—unvested	1,645,165	1,692,435
Available for grant	11,363,713	11,363,713
Authorized for issuance at December 31, 2012	25,514,579	26,117,855

The following table recaps the impact of stock-based compensation on the results of operations for each of the years ended December 31:

	2012	2011	2010
Stock-based compensation expense:
Amortization of the grant date fair value of stock options (1)	$4.4	$4.8	$4.6
Stock-based retirement plans contributions (2)	6.6	5.0	5.4
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	1.2	1.1	.9
Stock-based retirement plans (2)	1.2	1.5	1.8
Discount Stock Plan (5)	.9	.9	.9
Performance Stock Unit Awards (3)	6.5	7.0	7.6
Restricted Stock Unit Awards (4)	2.2	2.4	1.5
Other, primarily non-employee directors restricted stock	1.0	1.1	1.5
Total stock-based compensation expense	24.0	23.8	24.2
Employee contributions for above stock plans	9.8	11.5	13.4
Total stock-based compensation	$33.8	$35.3	$37.6
Recognized tax benefits on stock-based compensation expense	$9.1	$9.0	$9.2

When the tax deduction for an exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income, a “windfall” tax benefit is created. The windfall benefit is not recognized in income, but rather on the balance sheet as additional contributed capital. When the current tax deduction for an exercised stock option or converted stock unit is less than the deferred tax asset recorded in regard to the compensation cost that has been recognized in income, a tax “shortfall” is created. To the extent we have accumulated tax windfalls, the shortfall is recognized on the balance sheet as a reduction of additional contributed capital. Net windfall is presented below:

	Balance at December 31, 2011	Net windfall resulting from exercises and conversions	Balance at December 31, 2012
Accumulated tax windfall in additional contributed capital	$30.7	$5.5	$36.2

(1) Stock Option Grants

We have granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

Options granted to a broad group of employees on a discretionary basis

We have historically granted stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. Options have a maximum term of ten years and the exercise prices are equal to Leggett’s closing stock price on the grant date.

Grant date fair values are calculated using the Black-Scholes option pricing model and are amortized by the straight-line method over the options’ total vesting period, except for employees who terminate due to retirement. A “retirement” termination occurs if the employee is age 65, or age 55 with 20 years of Company service at termination. For retirement terminations, options continue to vest and remain exercisable for three years, six months after termination of employment. Therefore, the expense for these options is accelerated when the employee is retirement eligible.

In connection with the January 2010 grant, officers received stock option awards. We gave other participants the choice to receive stock options or to receive a cash payment in lieu of options. The value of the cash alternative (paid in the first quarter) was equal to approximately one-half of the Black Scholes value of the option grant the employee would have otherwise received.

In connection with the January 2011 and 2012 grants, we offered two different option choice programs. One group of employees was offered the same option/cash choice as in 2010, with the cash alternative being equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, were offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for every one RSU offered. The stock units vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.

Starting in 2013, options will only be offered in conjunction with the Deferred Compensation Program discussed below. Options will be replaced with either cash awards or RSUs as offered in 2011 and 2012. Certain key management employees will participate in a new Profitable Growth Incentive (PGI) program. The PGI awards will be issued as growth performance stock units (GPSUs). The number of GPSUs that will ultimately vest will depend upon the Revenue Growth and EBITDA Margin of the Company or applicable profit center at the end of a two-year performance period.

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

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet and are disclosed in Note I.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2012	$—	$4.2	$.8

STOCK OPTIONS SUMMARY

Stock option information for the plans discussed above for the periods presented is as follows:

	Employee Stock Options	Deferred Compensation Options	Other Options*	Total Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	8,601,940	2,468,616	104,202	11,174,758	$20.54
Granted	853,415	(1,347)	—	852,068	23.14
Exercised **	(2,630,948)	(542,494)	(20,037)	(3,193,479)	17.88
Expired	(227,164)	—	(7,896)	(235,060)	23.04
Forfeited	(49,068)	—	—	(49,068)	21.39
Outstanding at December 31, 2012	6,548,175	1,924,775	76,269	8,549,219	$21.72	5.0	$47.5
Vested or expected to vest at December 31, 2012				8,494,311	$21.71	5.0	$47.3
Exercisable (vested) at December 31, 2012				6,712,473	$21.47	4.1	$39.1
______________________________

*	Primarily outside directors’ options

**
Prior to 2005, we granted options with a below market exercise price under the terms of our Deferred Compensation Program. During 2012, 245,324 options were exercised at a below market exercise price, and 144,087 of these options remain outstanding at December 31, 2012. In 2005, we amended the Program to provide only “at market” stock options.

Additional information related to stock option activity for the periods presented is as follows:

	Year ended December 31
	2012	2011	2010
Total intrinsic value of stock options exercised	$24.9	$7.5	$9.3
Cash received from stock options exercised	35.6	20.5	23.7
Total fair value of stock options vested	4.5	4.5	5.5
Cash payments to employees elected in lieu of options	.3	.3	.6

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year ended December 31
	2012	2011	2010
Aggregate grant date fair value	$4.0	$4.9	$5.1
Weighted-average per share grant date fair value	$4.68	$4.90	$4.09
Risk-free interest rate	1.9%	2.7%	3.1%
Expected life in years	7.2	7.0	6.9
Expected volatility (over expected life)	34.4%	33.3%	33.2%
Expected dividend yield (over expected life)	4.8%	4.7%	5.2%

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

Information for the year ended December 31 for these plans was as follows:

	SBP 2012	ESUP 2012
Employee contributions	$3.0	$3.7
Less diversified contributions	.6	3.7
Total employee stock contributions	$2.4	$—
Employer premium contribution to diversified investment accounts		$.6
Shares purchased by employees	104,936
Shares of company match	77,796

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

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	2012	2011	2010
Total shares base award	282,040	287,014	289,888
Grant date per share fair value	$23.79	$25.41	$21.96

Three-year performance cycle
Award year	Completion date	TSR performance relative to the peer group (1%=best)	Payout as a percent of the base award	Number of shares distributed		Distribution Date
2008	December 31, 2010	16th percentile	175.0%	.9	million	January 2011
2009	December 31, 2011	51st percentile	73.6%	.4	million	January 2012
2010	December 31, 2012	46th percentile	91.0%	.3	million	January 2013

Beginning with the 2010 award (that was settled in January 2013), thirty-five percent (35%) of awards will be paid out in cash. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

	December 31
	2012	2011
PSU liability to be settled in cash	$8.1	$3.1

(4) Restricted Stock Unit Awards

RSU awards are generally granted as follows:

•	To managers now receiving annual RSU grants in lieu of annual option grants

•	On a discretionary basis to selected managers

•	To selected executive officers in connection with employment agreements

•	As compensation for outside directors, who have a choice to receive RSUs or restricted stock

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period. As discussed above, beginning in 2013, RSUs are awarded on a discretionary basis. In 2011 and 2012, selected employees could elect to receive RSUs in lieu of option awards.

STOCK UNITS SUMMARY

Stock unit information for the plans discussed above is presented in the table below. Prior to May 10, 2012, one stock unit was equivalent to one common share for authorized share usage. On May 10, 2012 the Flexible Stock Plan changed the way awards granted under the Plan are charged against the number of available shares. Under the 2012 Plan modification, each option counts as one share against the shares available under the Plan, but each share granted for any other awards will count as three shares against the Plan.

	DSU	ESUP	PSU*	RSU	Other	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Non-vested at December 31, 2011 at 1 authorized share	—	33,017	1,939,737	224,839	—	2,197,593	$11.73
Granted based on current service at 1 authorized share	138,159	192,306	—	108,527	6,229	445,221	22.26
Granted based on current service at 3 authorized shares	111,243	160,504	—	27,177	8,721	307,645	23.20
Granted based on future conditions at 1 authorized share	—	—	493,570	—	—	493,570	13.59
Vested at 1 authorized share	(138,159)	(210,902)	(402,722)	(145,057)	(6,229)	(903,069)	20.52
Vested at 3 authorized shares	(111,243)	(156,664)	—	(1,375)	(8,721)	(278,003)	23.38
Forfeited - PSU			(40,532)			(40,532)	12.95
Difference between maximum and actual payout - PSU			(554,833)			(554,833)	—
Forfeited at 1 authorized share	—	(1,200)	—	(15,220)	—	(16,420)	19.13
Forfeited at 3 authorized shares	—	—	—	(6,007)	—	(6,007)	20.81
Non-vested at December 31, 2012 at 1 authorized share	—	13,221	1,435,220	173,089	—	1,621,530	$14.20
Non-vested at December 31, 2012 at 3 authorized shares	—	3,840	—	19,795	—	23,635	$21.73
Total non-vested at December 31, 2012						1,645,165		$44.8
Non-vested number of authorized shares used at December 31, 2012						1,692,435
Fully vested shares available for issuance at December 31, 2012						3,956,482		$107.7
Fully vested number of authorized shares used at December 31, 2012						4,512,488
______________________________

*	PSU awards are presented at 175% (i.e. maximum) payout

	Year ended December 31
	2012	2011	2010
Total intrinsic value of vested stock units converted to common stock	$4.7	$16.8	$7.1

STOCK-BASED COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2012, the unrecognized cost of non-vested stock options and units was as follows:

	Options	Units
Unrecognized cost of non-vested stock	$2.7	$8.9
Weighted-average remaining contractual life in years	1.0	1.0

(5) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2012 purchase price per share (net of discount)	$19.92
2012 number of shares purchased by employees	255,547
Shares purchased since inception in 1982	22,150,384
Maximum shares under the plan	23,000,000

M—Employee Benefit Plans

The accompanying balance sheets reflect a net liability for the funded status of our domestic and foreign defined benefit pension plans. Our U.S. plans (comprised primarily of three significant plans) represent 88% of our pension benefit obligation in each of the periods presented. Participants in one of the significant domestic plans have stopped earning benefits; this plan is referred to as "frozen" in the following narrative.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2012	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of period	$290.1	$263.6	$234.5
Service cost	3.0	2.4	2.2
Interest cost	12.6	13.4	13.5
Plan participants’ contributions	.5	.5	.5
Actuarial losses	25.4	27.9	28.5
Benefits paid	(16.4)	(17.2)	(14.7)
Foreign currency exchange rate changes	1.3	(.5)	(.9)
Benefit obligation, end of period	316.5	290.1	263.6
Change in Plan Assets
Fair value of plan assets, beginning of period	223.2	210.3	197.4
Actual return on plan assets	24.3	21.4	25.4
Employer contributions	7.8	8.5	2.2
Plan participants’ contributions	.5	.5	.5
Benefits paid	(16.4)	(17.2)	(14.7)
Foreign currency exchange rate changes	.9	(.3)	(.5)
Fair value of plan assets, end of period	240.3	223.2	210.3
Net funded status	$(76.2)	$(66.9)	$(53.3)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$—	$—	$1.8
Other current liabilities	(.4)	(.4)	(.4)
Other long-term liabilities	(75.8)	(66.5)	(54.7)
Net funded status	$(76.2)	$(66.9)	$(53.3)

Accumulated and projected benefit obligation information at December 31 is recapped below:

	2012	2011	2010
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$316.5	$290.1	$212.2
Accumulated benefit obligation	312.3	287.7	211.9
Fair value of plan assets	240.3	223.2	157.4
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	316.5	290.1	215.7
Fair value of plan assets	240.3	223.2	160.7
Accumulated benefit obligation for all defined benefit plans	312.3	287.7	261.1

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and the subsidiary owns insurance policies for the participants that are not included in the plan’s assets with cash surrender values at December 31 as follows:

	2012	2011	2010
Cash surrender values	$2.1	$2.0	$2.5

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2011	2012 Amortization	2012 Net Actuarial loss	2012 Foreign currency exchange rates change	2012 Income taxes change	December 31, 2012
Net loss (before tax)	$95.5	$(6.0)	$15.6	$.3	$(.7)	$104.7
Net prior service cost (before tax)	.8	(.3)	—	—	—	.5
Deferred income taxes	(35.4)	—	—	.1	(2.9)	(38.2)
Accumulated other comprehensive income (net of tax)	$60.9	$(6.3)	$15.6	$.4	$(3.6)	$67.0

Of the amounts in accumulated other comprehensive income as of December 31, 2012, the portions expected to be recognized as components of net periodic pension cost in 2013 are as follows:

Net loss	$6.2
Net prior service cost	.3

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2012	2011	2010
Service cost	$(3.0)	$(2.4)	$(2.2)
Interest cost	(12.6)	(13.4)	(13.5)
Expected return on plan assets	14.5	13.8	13.0
Amortization of prior service cost	(.3)	(.3)	(.2)
Recognized net actuarial loss	(6.0)	(4.0)	(3.2)
Net pension (expense) income	$(7.4)	$(6.3)	$(6.1)
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	4.4%	5.2%	5.9%
Rate of compensation increase used in pension costs	3.8%	4.0%	4.0%
Expected return on plan assets	6.6%	6.7%	6.8%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	3.8%	4.4%	5.2%
Rate of compensation increase used in benefit obligation	3.8%	3.8%	4.0%

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

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year ended December 31, 2012				Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual and pooled funds
Fixed income	$98.6	$—	$—	$98.6	$94.0	$—	$—	$94.0
Equities	91.1	—	—	91.1	80.5	—	—	80.5
Common stocks	36.7	—	—	36.7	37.4	—	—	37.4
Money market funds, cash and other	13.0	.9	—	13.9	11.3	—	—	11.3
Total investments at fair value	$239.4	$.9	$—	$240.3	$223.2	$—	$—	$223.2

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2012	2011
Asset Category
Equity securities	53%	53%
Debt securities	41	42
Other, including cash	6	5
Total	100%	100%

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

Of our three significant domestic plans, the frozen plan (representing approximately 60% of the total benefit obligation) employs a Liability Driven Investment strategy and has a target allocation of 60% bonds and 40% equities. The remaining significant plans have a target allocation of 75% equities and 25% bonds, as historical equity returns have tended to exceed bond returns over the long term.

Assets of our domestic plans represent the majority of plan assets and are allocated to six different investments: four mutual funds and two separate accounts.

The mutual funds, all passively managed low-cost index funds, include:

•	Total Stock Market Index: Large, mid-, and small-cap equity diversified across growth and value styles.

•	FTSE All World ex US Index: International equity; broad exposure across developed and emerging non-US equity markets around the world.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market.

•	Extended Duration Treasury Index: Diversified exposure to the long-term Treasury STRIPS market.

The separate accounts are invested as follows:

•	Small cap U.S. equities: Portfolio of small capitalization U.S. stocks benchmarked to the Russell 2000 Value Index.

•	U.S. equities: Broad portfolio of U.S. stocks benchmarked to the Russell 1000 Index.

Future Contributions and Benefit Payments

We expect to contribute $1.5 to our defined benefit pension plans in 2013.

Estimated benefit payments, expected over the next ten years are as follows:

2013	$14.9
2014	15.2
2015	15.4
2016	15.5
2017	15.8
2018-2022	84.1

Other Benefit Plans

Total expense from continuing operations for defined contribution plans was as follows:

	2012	2011	2010
Defined contribution plans	$5.6	$5.7	$6.7

We have limited participation in two union-sponsored, defined benefit, multi-employer pension plans.  We participated in one multi-employer plan in 2010 and 2011, and added one additional plan with the Western Pneumatic acquisition in 2012 (as discussed in Note R).

These plans are not administered by us, and contributions are determined in accordance with provision of negotiated labor contracts.  Aggregate contributions to these plans were less than $.5 for each of the years presented.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if a plan has unfunded vested benefits.  Factors that could impact the funded status of these plans include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.  Withdrawal liability triggers could include a plan's termination, a withdrawal of substantially all employers, or our voluntary withdrawal from the plan (such as decision to close a facility or the dissolution of a collective bargaining unit.) We have a very small share of the liability among the participants of these plans. Based upon the information available from plan administrators, both of the multi-employer plans in which we participate are underfunded and estimate our aggregate share of potential withdrawal liability for both plans to be approximately $17.0. We have not recorded any material withdrawal liabilities for the years presented.

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year ended December 31
	2012	2011	2010
Domestic	$191.1	$89.6	$150.5
Foreign	113.3	116.6	105.0
	$304.4	$206.2	$255.5

Income tax expense from continuing operations is comprised of the following components:

	Year ended December 31
	2012	2011	2010
Current
Federal	$51.0	$25.2	$24.8
State and local	4.7	2.8	3.7
Foreign	22.5	22.9	16.1
	78.2	50.9	44.6
Deferred
Federal	3.8	1.9	22.4
State and local	(1.3)	1.1	(.1)
Foreign	(24.4)	(4.1)	5.0
	(21.9)	(1.1)	27.3
	$56.3	$49.8	$71.9

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year ended December 31
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.3	.5	1.3
Tax effect of foreign operations	(5.5)	(7.5)	(8.3)
Tax on distributed foreign earnings	—	.8	1.8
Deferred tax on undistributed foreign earnings	3.7	—	—
Tax benefit for excess tax basis in subsidiary	(2.0)	—	—
Change in valuation allowance	(12.0)	(1.0)	1.0
Change in uncertain tax positions, net	.6	(1.9)	(1.1)
Permanent differences, net	(1.5)	(1.5)	(1.1)
Other, net	(1.1)	(.2)	(.5)
Effective tax rate	18.5%	24.2%	28.1%

In 2012, the tax rate benefited from the elimination of a $36.9 valuation allowance ($38.1 in the fourth quarter) on our Canadian net operating losses and other deferred tax assets. As a result of an increase in operating earnings in Canada, the amalgamation of two Canadian subsidiaries, and the restructuring of intercompany debt attributable in part to a change in Canadian tax law, we now expect those carryforwards and other deferred tax assets to be utilized in future years. We also recorded a $6.0 deferred tax asset associated with the excess outside tax basis of a subsidiary which is likely to be realized in the foreseeable future. These 2012 benefits were partially offset by the accrual of $11.2 of deferred withholding taxes in China on earnings that are no longer indefinitely reinvested in China.

In 2012, 2011, and 2010 the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate. In 2011, the tax rate also benefited by a total of $5.2 from the release of certain deferred tax asset valuation allowances and tax audit settlements. In 2010 and 2011, we incurred $4.7 and $1.7, respectively, of incremental tax on the 2010 repatriation of $112.6 of earnings from foreign subsidiaries.

We recognized net excess tax benefits of approximately $5.5, $6.1, and $.1 in 2012, 2011 and 2010, respectively, related to stock plan activity, which have been recorded to additional contributed capital. These amounts include net windfall tax benefits as discussed in Note L.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities may no longer assess additional income tax for the expired period. In addition, we are no longer eligible to file claims for refund for any tax that we may have overpaid.

Unrecognized Tax Benefits

The total amount of our unrecognized tax benefits at December 31, 2012, is $35.5, of which $23.4 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the years 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Unrecognized tax benefits, January 1	$25.7	$34.1	$38.2
Gross increases—tax positions in prior periods	4.8	1.2	1.2
Gross decreases—tax positions in prior periods	(2.3)	(5.2)	(2.5)
Gross increases—current period tax positions	1.1	3.0	2.9
Change due to exchange rate fluctuations	.3	(.3)	.3
Settlements	(1.7)	(5.5)	(4.0)
Lapse of statute of limitations	(1.3)	(1.6)	(2.0)
Unrecognized tax benefits, December 31	$26.6	$25.7	$34.1
Interest	8.0	8.1	7.7
Penalties	.9	1.0	.8
Total unrecognized tax benefits, December 31	$35.5	$34.8	$42.6

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2012, four tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2009 through 2012. In 2011, IRS examinations of the 2004 through 2008 tax returns were completed, and in 2012 refunds aggregating $15.6 were received for all years associated with the audit. In 2011, we adjusted our reserve for uncertain tax positions with respect to the largest issue in connection with the examination, related to worthless stock deductions, which had a favorable impact on our tax provision of $3.6.

Additionally, at December 31, 2012, four tax years were undergoing audit by the Canada Revenue Agency, covering the periods 2005 through 2008. These examinations are at various stages of completion, but to date we are not aware of any material adjustments. Various state and other foreign jurisdiction tax years also remain open to examination, though we believe assessments (if any) would be immaterial to our consolidated financial statements.

It is reasonably possible that resolution of certain tax audits could reduce our unrecognized tax benefits within the next 12 months, as certain tax positions may be sustained on audit, or we may agree to certain adjustments. It is not expected that any change would have a material impact on our Consolidated Financial Statements.

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2012		2011
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$12.6	$(61.1)	$12.2	$(65.5)
Inventories	1.9	(18.8)	2.1	(16.0)
Accrued expenses	89.6	(.1)	91.8	(.2)
Net operating loss and tax credit carryforwards	66.4	—	67.4	—
Pension cost and other post-retirement benefits	29.7	(.8)	24.0	(.8)
Intangible assets	2.9	(118.7)	3.6	(112.1)
Derivative financial instruments	15.7	(1.7)	13.3	(1.7)
Subsidiary stock basis	6.0	—	—	—
Uncertain tax positions	12.1	—	13.4	—
Other	7.3	(18.7)	15.1	(12.7)
Gross deferred tax assets (liabilities)	244.2	(219.9)	242.9	(209.0)
Valuation allowance	(32.2)	—	(69.1)	—
Total deferred taxes	$212.0	$(219.9)	$173.8	$(209.0)
Net deferred tax (liability)		$(7.9)		$(35.2)

The valuation allowance primarily relates to net operating loss and tax credit carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, limited carryforward periods in certain jurisdictions, future reversals of existing taxable temporary differences, and reasonable tax planning strategies were among the factors considered in determining the valuation allowance. The large decrease in 2012 primarily stems from the reversal of a valuation allowance in Canada as discussed above.

These loss and credit carryforwards have expiration dates that vary generally over the next 20 years, but no significant amounts expire in any one year.

Deferred income taxes and withholding taxes have been provided on earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits. As of December 31, 2012, we have accrued $11.2 of deferred taxes associated with the undistributed earnings of foreign subsidiaries.

Deferred income taxes and withholding taxes have not been provided on foreign earnings which are indefinitely reinvested. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2012, are approximately $349.1. If such earnings were distributed, the resulting incremental tax expense would be approximately $42.0 based on present income tax laws, which are subject to change. In 2010, we repatriated $112.6 of foreign earnings, resulting in net tax charges of $4.7 and $1.7 in 2010 and 2011, respectively. Although we have not changed our assertion with respect to amounts permanently reinvested outside the U.S., in 2012 we recorded $11.2 for withholding taxes in China, since we no longer have specific plans to reinvest all of our Chinese earnings within China. These taxes would be due on dividends from certain of our China subsidiaries to their foreign parent, a subsidiary of the U.S. company. These earnings are still permanently reinvested outside the U.S. and are included in the undistributed earnings and incremental taxes discussed above.

Deferred tax assets (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2012	2011
Other current assets	$12.8	$13.0
Sundry	50.2	11.0
Other current liabilities	(1.3)	(1.4)
Deferred income taxes	(69.6)	(57.8)
	$(7.9)	$(35.2)

O—Other Expense (Income)

The components of other expense (income) from continuing operations were as follows:

	Year ended December 31
	2012	2011	2010
Gain on asset sales	$(3.3)	$(10.9)	$(12.4)
Restructuring charges (see Note D)	7.5	6.5	6.9
Asset impairments (see Note C)	1.7	34.9	1.5
Currency loss	2.1	—	1.6
Royalty income	(1.6)	(.5)	(.2)
Other income	(5.8)	(3.4)	(4.1)
	$.6	$26.6	$(6.7)

P—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2010	$147.2	$.1	$(42.5)	$104.8
Period change—Gross	4.5	2.2	(12.7)	(6.0)
Period change—Attributable to noncontrolling interest	(.6)	—	—	(.6)
Period change—Income tax effect	—	(.9)	4.5	3.6
Balance December 31, 2010	151.1	1.4	(50.7)	101.8
Period change—Gross	(2.8)	(36.9)	(15.8)	(55.5)
Period change—Attributable to noncontrolling interest	(.7)	—	—	(.7)
Period change—Income tax effect	—	14.0	5.6	19.6
Balance December 31, 2011	147.6	(21.5)	(60.9)	65.2
Period change—Gross	16.0	(6.4)	(9.7)	(.1)
Period change—Attributable to noncontrolling interest	(.1)	—	—	(.1)
Period change—Income tax effect	—	2.4	3.6	6.0
Balance December 31, 2012	$163.5	$(25.5)	$(67.0)	$71.0

Q—Fair Value

We utilize fair value measures for both financial and non-financial assets and liabilities.

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note R and evaluating long-term assets for potential impairment as discussed in Note C.

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

•	Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present assets and liabilities that were accounted for at fair value on a recurring basis.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$125.6	$—	$125.6
Derivative assets* (See Note S)	—	1.2	—	1.2
Diversified investments associated with the ESUP* (See Note L)	7.0	—	—	7.0
Total assets	$7.0	$126.8	$—	$133.8
Liabilities:
Derivative liabilities* (See Note S)	$.5	$1.3	$—	$1.8
Liabilities associated with the ESUP* (See Note L)	7.1	—	—	7.1
Total liabilities	$7.6	$1.3	$—	$8.9

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$111.8	$—	$111.8
Derivative assets* (See Note S)	—	3.2	—	3.2
Diversified investments associated with the ESUP* (See Note L)	2.5	—	—	2.5
Total assets	$2.5	$115.0	$—	$117.5
Liabilities:
Derivative liabilities* (See Note S)	$2.2	$34.8	$—	$37.0
Liabilities associated with the ESUP* (See Note L)	2.5	—	—	2.5
Total liabilities	$4.7	$34.8	$—	$39.5

* - Includes both current and long-term amounts combined.

The fair value for fixed rate debt (Level 2) was greater than its $1,030.0 carrying value by $45.7 at December 31, 2012 and greater than its $730.0 carrying value by $29.2 at December 31, 2011. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.

R—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration paid for prior years’ acquisitions. All goodwill included in the table below is expected to provide an income tax benefit.

	2012	2011	2010
Accounts receivable	$11.5	$1.5	$.1
Inventory	21.1	1.8	.4
Property, plant and equipment	15.7	1.1	—
Goodwill (see Note E)	60.2	1.9	.7
Other intangible assets (see Note E)	109.8	—	.2
Other current and long-term assets	10.2	—	.1
Accounts payable and accrued liabilities	(7.6)	(1.2)	(.5)
Other current and long-term liabilities	(9.5)	(.4)	(.1)
Assumed debt	—	—	(.6)
Additional consideration for prior years’ acquisitions	.2	1.9	4.6
Net cash consideration	$211.6	$6.6	$4.9

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2012	5	Residential Furnishings (2); Industrial Materials (3)	Gel components; Warehouse/distribution services; Tubing for the aerospace industry; Wire partitions; Tube fabrication
December 31, 2011	2	Residential Furnishings	Furniture hardware and Geo textiles
December 31, 2010	1	Specialized Products	Sewing machines

We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications. Preliminary information used in the fair value assessments in these acquisitions is primarily related to certain accruals and contingencies and the tax basis of assets acquired.

On January 12, 2012, we acquired Western Pneumatic Tube Holding, LLC (Western) for a cash purchase price of $188. Western is a leading provider of integral components for critical aircraft systems, and forms the new Aerospace Products business unit within the Tubing Group. Western specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs. Factors that contributed to a purchase price resulting in the recognition of goodwill included Western's competitive position, and its fit with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2012 and 2011 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. However, Western's activity is incremental to the Industrial Materials segment.

Certain of our acquisition agreements provide for additional consideration to be paid in cash, at a later date and, are recorded as a liability at the acquisition date. At December 31, 2012, there was no substantial remaining consideration payable.

We also increased our ownership portion to 100% for the following businesses that were previously not wholly owned:

	Year ended December 31
	2012	2011	2010
Cash outlay associated with acquisition of noncontrolling interest - Specialized Products	—	13.6	7.6

In addition, in the third quarter of 2012, we invested $22.4 to acquire an interest in an unconsolidated entity related to a potential acquisition. This amount is included in "Sundry" long-term assets in the accompanying balance sheet. We have no contractual right or obligation to make any additional investment. At the time of the investment, we secured certain rights that allow us to liquidate our position without loss if we decide to no longer pursue this business as an acquisition.

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

Cash Flow Hedges

Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

•	Commodity Cash Flow Hedges—The commodity cash flow hedges primarily manage natural gas commodity price risk.

•
Interest Rate Cash Flow Hedges—On August 12, 2012, we issued $300 of 10-year notes with a coupon rate of 3.40%. As a part of this transaction, we settled our $200 forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7, which will be amortized over the life of the notes.

•
Currency Cash Flow Hedges—The foreign currency hedges manage risk associated with exchange rate volatility of various currencies. The currency hedges manage risk associated with exchange rate volatility of various foreign currencies.

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

Fair Value Hedges

Our fair value hedges typically manage foreign currency risk associated with subsidiaries’ inter-company assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged.

Hedge Effectiveness

We have deemed ineffectiveness to be immaterial, and as a result, have not recorded any amounts for ineffectiveness. If a hedge was not highly effective, the portion of the change in fair value considered to be ineffective would be recognized immediately in the consolidated statements of operations.

Derivatives Not Qualifying for Hedge Accounting Treatment

At December 31, 2012 and 2011, we had derivative transactions that did not qualify for hedge accounting treatment. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying hedged item. Our most significant transaction and hedge outstanding at December 31, 2011 was liquidated in the second quarter of 2012.

We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Maturity	Total USD Equivalent Notional Amount	As of December 31, 2012
Derivatives designated as hedging instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	Dec 2013	$1.7	$—	$—	$.5	$—
Currency hedges:
-Future USD sales of Canadian subsidiaries	Dec 2013	22.2	.5	—	—	—
-Future USD sales of Chinese subsidiaries	Dec 2013	16.7	—	—	.1	—
-Future USD cost of goods sold of European subsidiaries	Dec 2013	7.9	—	—	.2	—
Total cash flow hedges			.5	—	.8	—
Fair value hedges:
ZAR asset on a USD subsidiary	Jan 2013	21.2	—	—	.9	—
USD inter-company note receivable on a European subsidiary	Feb 2013	3.5	—	—	.1	—
USD inter-company note receivable on a Switzerland subsidiary	Jan 2013	14.5	.7	—	—	—
Total fair value hedges			.7	—	1.0	—
			$1.2	$—	$1.8	$—

	Maturity	Total USD Equivalent Notional Amount	As of December 31, 2011
Derivatives designated as hedging instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Commodity hedges	Dec 2013	$6.2	$—	$—	$1.9	$.3
Interest rate hedges	Aug 2012	200.0	—	—	32.4	—
Currency hedges:
-Future USD cost of goods sold of Canadian subsidiaries	Dec 2012	7.6	.5	—	—	—
-Future USD sales of a Chinese subsidiary	Dec 2012	44.1	.1	—	—	—
-Future MXP cost of goods sold of a US subsidiary	Dec 2012	1.1	—	—	.1	—
-Future EUR cost of goods sold of a US subsidiary	June 2012	1.6	—	—	.1	—
-Future USD sales of Canadian subsidiaries	Dec 2012	33.4	.1	—	.5	—
Total cash flow hedges			.7	—	35.0	.3
Fair value hedges:
USD inter-company note receivable on a Canadian subsidiary	Jan 2012	11.5	—	—	.1	—
USD inter-company note receivable on a Switzerland subsidiary	Oct 2012	14.5	—	—	1.6	—
Total fair value hedges			—	—	1.7	—
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable from a European subsidiary	Dec 2012	28.0	2.5	—	—	—
			$3.2	$—	$36.7	$.3

The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss recorded in income for the year ended December 31
Derivatives designated as hedging instruments		2012	2011	2010
Commodity cash flow hedges	Cost of goods sold	$2.4	$1.3	$1.2
Interest rate cash flow hedges	Interest expense	1.8	—	—
Currency cash flow hedges	Net sales	(.6)	(.6)	(1.1)
Currency cash flow hedges	Cost of goods sold	(.5)	.3	—
Currency cash flow hedges	Other expense (income), net	.2	.2	—
Total cash flow hedges		3.3	1.2	.1
Fair value hedges	Other expense (income), net	(.2)	1.6	(1.6)
Derivatives not designated as hedging instruments
Hedge of EUR cash-UK subsidiary	Other expense (income), net	—	(.1)	—
Hedge of EUR liquidity-USD subsidiary	Other expense (income), net	—	(.2)	—
Hedge of steel purchases - US subsidiary	Other expense (income), net	.1	—	—
Hedge of EUR inter-company note receivable-European subsidiary	Other expense (income), net	(.8)	(.8)	(3.1)
Hedge of EUR inter-company note receivable-European subsidiary	Interest expense	.1	.3	.1
Total derivative instruments		$2.5	$2.0	$(4.5)

T—Contingencies

We are a defendant in various proceedings involving employment, antitrust, intellectual property, environmental, taxation and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings, and the total liabilities recorded are not material to our financial position.
Shareholder Derivative Lawsuit
On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC284 (“2010 Suit”). The 2010 Suit was substantially similar to a prior suit filed by the same plaintiff, in the same court, on February 5, 2009 (“2009 Suit”). The 2009 Suit was dismissed without prejudice based on the plaintiff's failure to make demand on our Board and shareholders. As before, the plaintiff did not make such demand. On April 6, 2011, the 2010 Suit was dismissed without prejudice. On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On November 28, 2012, the Missouri Court of Appeals reversed the trial court's dismissal, and remanded the case back to the trial court finding that plaintiff sufficiently pled demand on the Board and shareholders. We filed a request for transfer to the Missouri Supreme Court on December 12, 2012, which was denied by the Court of Appeals. On January 3, 2013, we filed a transfer petition to the Missouri Supreme Court. On February 26, 2013, the Missouri Supreme Court denied our request. The case will be sent back to Jasper County, Missouri for further proceedings. The 2010 Suit was purportedly brought on our behalf, naming us as a nominal defendant, and certain current and former officers and directors as individual defendants including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber.

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
The plaintiff is seeking, among other things: unspecified monetary damages against the individual defendants; certain equitable and other relief relating to the profits from the alleged improper conduct; the adoption of certain corporate governance proposals; the imposition of a constructive trust over the defendants' stock options and proceeds; punitive damages; the rescission of certain unexercised options; and the reimbursement of litigation costs. The plaintiff is not seeking monetary relief from us. We have director and officer liability insurance in force subject to customary limits and exclusions.
We and the individual defendants filed motions to dismiss the 2010 Suit in late October 2010, asserting: the plaintiff failed to make demand on our Board and shareholders as required by Missouri law, and, consistent with the Court's ruling in the 2009 Suit, this failure to make demand should not be excused; the dismissal of the 2009 Suit precludes the 2010 Suit; the plaintiff is not a representative shareholder; the 2010 Suit was based on a statistical analysis of stock option grants and our stock prices that we believe was flawed; the plaintiff failed to state a substantive claim; the common law fraud claim was not pled with sufficient particularity; and the statute of limitations has expired on the fraud claim and all the alleged challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under our Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date.
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
A number of these lawsuits have been voluntarily dismissed, most without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011 (although the underlying lawsuits do not name us as a defendant); and an indirect purchaser class action case filed on May 23, 2011; (c) 36 individual direct purchaser cases, (i) one filed March 22, 2011, (ii) another amended August 24, 2011 to remove class allegations, (iii) one amended August 25, 2011 to name us as a defendant, (iv) three others filed October 31, 2011, (v) one filed November 4, 2011, (vi) three filed December 6, 19 and 30, 2011, respectively, (vii) one filed January 27, 2012, (viii) five filed March 19, 2012, (ix) one amended March 30, 2012 to name us as a defendant, (x) one filed April 27, 2012, (xi)  two filed April 30, 2012, (xii) two filed May 11, 2012, (xiii) one filed May 17, 2012, (xiv) four filed May 25, 2012, (xv) one filed June 12, 2012, (xvi) four filed August 8, 2012, (xvii) one filed September 21, 2012, (xviii) one filed November 7, 2012 (which suit also makes indirect purchaser claims), and (xix) two filed January 9 and 15, 2013, respectively; and (d) a direct and indirect purchaser class action filed on November 29, 2012 asserting claims under the Kansas Restraint of Trade Act. All of the pending U.S. federal cases in which we have been named as a defendant, have been filed in or have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.
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
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated - Polyurethane Foam Class Action.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiffs seek unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced.
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any, because, at this juncture of the proceedings, the damages sought by plaintiffs are unspecified, unsupported, and unexplained; discovery is incomplete (no depositions have been taken, class certification issues are not yet ripe, expert liability reports have not been exchanged); and because the litigation involves unsettled legal theories.
Brazilian Value-Added Tax Matters
On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of approximately $4, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil.  L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation. On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of approximately $6.2 under MPF Case No. 0811000.2011.00438 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. It is possible that we may receive an additional notice of violation for years 2011 and 2012.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil's use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling approximately $2.0 on the same or similar denial of tax credit matters.
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking approximately $3.3 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P responded to this special appeal on January 24, 2013.
We were also informed on October 4, 2012 that the State of Sao Paulo issued an Auto-Infringement and Imposition of a Fine dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of approximately $2.3 for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo.
On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of approximately $.7, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation on January 17, 2013.

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
On summary judgment motions, we unsuccessfully disputed each patent's validity and denied that we infringed any patent. At the jury trial on damages issues, the plaintiff alleged damages of $16.2. The court denied plaintiff's attempt to win an attorney fee award and triple the pre-verdict damages.
On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals. Oral argument was held on February 6, 2013 before a three judge appeal panel in the Federal Circuit in Washington D.C. On February 14, 2013, the Court of Appeals issued a judgment affirming the $5 verdict against us. We intend to request a rehearing of the Court of Appeals decision. If a rehearing is not granted, we have the right to request further review to the U.S. Supreme Court. However, this review is discretionary.
If the case is finally affirmed and remanded to the trial court, the plaintiff might also request royalties for post-verdict use of the machines. If so, we intend to object to such request. We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue. The Patent Office examiner ruled in our favor on the pertinent claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second patent, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner's decision upheld the validity of all claims. All three of these proceedings are currently on appeal before the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe that the machines currently use the feature alleged to have infringed the third patent.
At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Quarterly Summary of Earnings
 Leggett & Platt, Incorporated
 (Unaudited)
(Dollar amounts in millions, except per share data)

Year ended December 31	First	Second [1]	Third	Fourth [1,2]	Total
2012
Net sales	$946.8	$938.8	$982.2	$853.0	$3,720.8
Gross profit	178.3	187.2	205.5	177.0	748.0
Earnings from continuing operations before income taxes	66.8	78.2	95.2	64.2	304.4
Earnings from continuing operations	$44.5	$63.0	$66.6	$74.0	$248.1
Earnings (loss) from discontinued operations, net of tax	—	2.4	—	—	2.4
Net earnings	44.5	65.4	66.6	74.0	250.5
(Earnings) attributable to noncontrolling interest, net of tax	(.5)	(.5)	(.8)	(.5)	(2.3)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$44.0	$64.9	$65.8	$73.5	$248.2
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.31	$.43	$.46	$.51	$1.70
Diluted	$.30	$.43	$.45	$.50	$1.68
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.02	$—	$—	$.02
Diluted	$—	$.02	$—	$—	$.02
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.31	$.45	$.46	$.51	$1.72
Diluted	$.30	$.45	$.45	$.50	$1.70
2011
Net sales	$895.8	$945.2	$940.9	$854.1	$3,636.0
Gross profit	170.0	181.9	170.4	143.0	665.3
Earnings from continuing operations before income taxes	66.2	72.0	63.4	4.6	206.2
Earnings from continuing operations	$46.3	$55.5	$45.3	$9.3	$156.4
(Earnings) attributable to noncontrolling interest, net of tax	(1.3)	(.8)	(.4)	(.6)	(3.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$45.0	$54.7	$44.9	$8.7	$153.3
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.38	$.31	$.06	$1.05
Diluted	$.30	$.37	$.31	$.06	$1.04
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.30	$.38	$.31	$.06	$1.05
Diluted	$.30	$.37	$.31	$.06	$1.04
__________________________________

1.
Net earnings for 2012 include a second quarter $6 tax benefit associated with the tax basis of a subsidiary, and a fourth quarter $27 net tax benefit primarily related to the release of valuation allowances on certain Canadian deferred tax assets, partially offset by withholding taxes on earnings in China.

2.	As discussed in Notes C and D beginning on page 75, we incurred long-lived asset impairment and restructuring-related charges totaling $37 in the fourth quarter of 2011.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful receivables	$26.0	$4.9	$10.3	(1)	$20.6
Excess and obsolete inventory reserve, LIFO basis	$20.2	$10.2	$11.0		$19.4
Tax valuation allowance	$69.1	$(36.3)	$.6	(2)	$32.2
Year ended December 31, 2011
Allowance for doubtful receivables	$23.2	$8.6	$5.8	(1)	$26.0
Excess and obsolete inventory reserve, LIFO basis	$23.7	$10.4	$13.9		$20.2
Tax valuation allowance	$69.0	$(3.0)	$(3.1)	(2)	$69.1
Year ended December 31, 2010
Allowance for doubtful receivables	$23.5	$6.9	$7.2	(1)	$23.2
Excess and obsolete inventory reserve, LIFO basis	$23.4	$12.6	$12.3		$23.7
Tax valuation allowance	$67.0	$(1.0)	$(3.0)	(2)	$69.0

______________________________

(1)	Uncollectible accounts charged off, net of recoveries.

(2)	Federal tax effect of state and foreign net operating loss carryforwards and credits and changes in currency exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner
President and
Chief Executive Officer
Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S/ DAVID S. HAFFNER	President, Chief Executive Officer and Director	February 28, 2013
David S. Haffner

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN	Senior Vice President, Chief Financial Officer and Director	February 28, 2013
Matthew C. Flanigan

(c) Principal Accounting Officer:

/S/ WILLIAM S. WEIL	Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2013
William S. Weil

(d) Directors:

ROBERT E. BRUNNER*	Director
Robert E. Brunner

RALPH W. CLARK*	Director
Ralph W. Clark

Robert G. Culp, III*	Director
Robert G. Culp, III

Signature	Title	Date
R. TED ENLOE, III*	Director
R. Ted Enloe, III

RICHARD T. FISHER*	Chair
Richard T. Fisher

KARL G. GLASSMAN*	Director
Karl G. Glassman

Joseph W. McClanathan*	Director
Joseph W. McClanathan

JUDY C. ODOM*	Director
Judy C. Odom

MAURICE E. PURNELL, JR.*	Director
Maurice E. Purnell, Jr.

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ JOHN G. MOORE	February 28, 2013
John G. Moore
Attorney-in-Fact Under Power-of-Attorney dated February 28, 2013

EXHIBIT INDEX

Exhibit No.	Document Description
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
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.4
Form of $300,000,000 3.40% Senior Notes due 2022, issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5
Form of $200,000,000 4.7% Notes due 2013 issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

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

10.7*	Summary Sheet for Executive Cash Compensation, filed April 2, 2012, as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.8*	Summary Sheet of Director Compensation, filed August 7, 2012 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012, is incorporated by reference. (SEC File No. 001-07845)

10.9*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 10, 2012, filed March 30, 2012 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.9.1*
Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed December 2, 2010 as Exhibit 4.3 to the Company’s Form S-8, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description
10.9.2*
Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan (applicable to the 2008 and 2009 grants), filed February 26, 2008 as Exhibit 10.11.1 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.9.3*
Form of 2010 Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 5, 2009 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.9.4*
2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2011 grants and all grants thereafter), filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.5*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9.6*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.9.7*
Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed May 8, 2009 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009, is incorporated by reference. (SEC File No. 001-07845)

10.9.8*	Form of Profitable Growth Incentive Award and Terms and Conditions, filed December 12, 2012 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10*	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11*	2012 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 2, 2012 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.12*
The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

10.13*
The Company’s Deferred Compensation Program, Effective as of December 1, 2011, filed February 24, 2012 as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.14*
The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

10.15*
The Company's 2005 Executive Stock Unit Program, as amended and restated, effective April 1, 2011, filed August 4, 2011 as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.16*,**	The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective December 31, 2012.

Exhibit No.	Document Description
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

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013.

Exhibit No.	Document Description
32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

______________________________

*	Denotes management contract or compensatory plan or arrangement.

**	Denotes filed or furnished herewith.

***
Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2012; (iii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2012; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2012; and (vi) Notes to Consolidated Financial Statements.