Form 10-Q
period 2013-03-31
LEGGETT & PLATT INC
filed 2013-05-09
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 30, 2013: 142,894,273

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	March 31, 2013	December 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$449.4	$359.1
Trade receivables, net	495.7	412.6
Other receivables, net	32.9	33.6
Inventories
Finished goods	270.1	275.7
Work in process	59.0	55.0
Raw materials and supplies	242.0	229.4
LIFO reserve	(68.6)	(71.1)
Total inventories, net	502.5	489.0
Other current assets	44.2	44.8
Total current assets	1,524.7	1,339.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,164.9	1,161.7
Buildings and other	602.5	603.2
Land	45.1	45.3
Total property, plant and equipment	1,812.5	1,810.2
Less accumulated depreciation	1,245.7	1,237.4
Net property, plant and equipment	566.8	572.8
OTHER ASSETS
Goodwill	984.2	991.5
Other intangibles, less accumulated amortization of $129.4 and $129.1 as of March 31, 2013 and December 31, 2012, respectively	211.3	206.3
Sundry	140.9	145.2
Total other assets	1,336.4	1,343.0
TOTAL ASSETS	$3,427.9	$3,254.9
CURRENT LIABILITIES
Current maturities of long-term debt	$201.4	$201.5
Accounts payable	320.0	285.4
Accrued expenses	207.8	218.9
Other current liabilities	63.4	25.2
Total current liabilities	792.6	731.0
LONG-TERM LIABILITIES
Long-term debt	953.8	853.9
Other long-term liabilities	162.3	158.2
Deferred income taxes	79.3	69.6
Total long-term liabilities	1,195.4	1,081.7
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	460.6	458.6
Retained earnings	2,117.2	2,109.6
Accumulated other comprehensive income	56.9	71.0
Treasury stock	(1,204.9)	(1,206.7)
Total Leggett & Platt, Inc. equity	1,431.8	1,434.5
Noncontrolling interest	8.1	7.7
Total equity	1,439.9	1,442.2
TOTAL LIABILITIES AND EQUITY	$3,427.9	$3,254.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2013	2012
Net sales	$936.0	$946.8
Cost of goods sold	746.6	768.5
Gross profit	189.4	178.3
Selling and administrative expenses	107.7	97.9
Amortization of intangibles	5.7	6.2
Other (income) expense, net	(3.6)	(.4)
Earnings before interest and income taxes	79.6	74.6
Interest expense	12.8	9.5
Interest income	2.7	1.7
Earnings before income taxes	69.5	66.8
Income taxes	20.0	22.3
Net earnings	49.5	44.5
(Earnings) loss attributable to noncontrolling interest, net of tax	(.4)	(.5)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$49.1	$44.0
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.34	$.31
Diluted	$.33	$.30

Cash dividends declared per share	$.29	$.28

Average shares outstanding
Basic	145.9	143.6
Diluted	148.0	145.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net earnings	$49.5	$44.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16.3)	16.3
Cash flow hedges	.8	2.9
Defined benefit pension plans	1.4	.7
Other comprehensive (loss) income	(14.1)	19.9
Comprehensive income	35.4	64.4
Less: comprehensive (income) loss attributable to noncontrolling interest	(.4)	(.5)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$35.0	$63.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
OPERATING ACTIVITIES
Net earnings	$49.5	$44.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22.3	22.8
Amortization	5.7	6.2
Provision for losses on accounts and notes receivable	1.6	2.8
Writedown of inventory	2.0	3.1
Asset impairment charges	.2	.1
Net gain from sales of assets and businesses	(3.2)	(2.0)
Deferred income tax expense	7.1	2.7
Stock-based compensation	11.5	10.5
Other, net	(.8)	1.2
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(79.7)	(56.5)
Increase in inventories	(17.0)	(14.6)
Decrease in other current assets	2.4	.3
Increase in accounts payable	33.5	39.9
(Decrease) increase in accrued expenses and other current liabilities	(11.1)	4.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	24.0	65.1
INVESTING ACTIVITIES
Additions to property, plant and equipment	(19.8)	(17.6)
Purchases of companies, net of cash acquired	(.1)	(188.8)
Proceeds from sales of assets and businesses	1.9	4.2
Other, net	(3.2)	(4.6)
NET CASH USED FOR INVESTING ACTIVITIES	(21.2)	(206.8)
FINANCING ACTIVITIES
Payments on long-term debt	(.8)	(1.0)
Change in commercial paper and short-term debt	99.0	205.2
Dividends paid	—	(39.0)
Issuances of common stock	28.4	3.5
Purchases of common stock	(41.6)	(6.0)
Excess tax benefits from stock-based compensation	5.0	1.0
NET CASH PROVIDED BY FINANCING ACTIVITIES	90.0	163.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.5)	2.9
INCREASE IN CASH AND CASH EQUIVALENTS	90.3	24.9
CASH AND CASH EQUIVALENTS—January 1,	359.1	236.3
CASH AND CASH EQUIVALENTS—March 31,	$449.4	$261.2
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
The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2012.
2. NEW ACCOUNTING GUIDANCE
In February 2013 the Financial Accounting Standards Board (FASB) issued ASU 2013-02 "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires separate disclosure about amounts reclassified out of accumulated other comprehensive income by component. We adopted this guidance in first quarter 2013 and have included all required disclosures in Note 10.
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
The following table contains the LIFO (benefit) expense included in earnings for each of the periods presented.

	Three Months Ended March 31,
	2013	2012
LIFO (benefit) expense	$(2.6)	$.5
4. SEGMENT INFORMATION
We have four operating segments that are generally focused on broad end-user markets for our diversified products.

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures, displays and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products, titanium and nickel tubing for the aerospace industry and welded steel tubing sold to trade customers as well as other Leggett segments

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors

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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended March 31, 2013:
Residential Furnishings	$484.9	$1.9	$486.8	$42.3
Commercial Fixturing & Components	114.6	1.0	115.6	1.6
Industrial Materials	162.5	63.2	225.7	22.2
Specialized Products	174.0	12.7	186.7	15.4
Intersegment eliminations				(4.5)
Change in LIFO reserve				2.6
	$936.0	$78.8	$1,014.8	$79.6
Three Months Ended March 31, 2012:
Residential Furnishings	$490.6	$2.0	$492.6	$40.2
Commercial Fixturing & Components	113.2	1.0	114.2	7.2
Industrial Materials	167.5	70.2	237.7	11.8
Specialized Products	175.5	9.8	185.3	17.9
Intersegment eliminations				(2.0)
Change in LIFO reserve				(.5)
	$946.8	$83.0	$1,029.8	$74.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2013	December 31, 2012
Residential Furnishings	$576.1	$602.9
Commercial Fixturing & Components	144.9	159.1
Industrial Materials	248.9	243.3
Specialized Products	219.7	227.4
Average current liabilities included in segment numbers above	440.7	440.7
Unallocated assets (1)	1,758.1	1,678.2
Difference between average assets and period-end balance sheet	39.5	(96.7)
Total assets	$3,427.9	$3,254.9

(1)	Primarily goodwill, other intangibles, cash and deferred tax assets.

5. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2013	2012
Earnings:
Net earnings	$49.5	$44.5
(Earnings) loss attributable to noncontrolling interest, net of tax	(.4)	(.5)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$49.1	$44.0

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	145.9	143.6
Additional dilutive shares principally from the assumed exercise of outstanding stock options	2.1	1.5
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	148.0	145.1

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.34	$.31
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.33	$.30

Other information:
Shares issuable under employee and non-employee stock options	6.9	11.6
Anti-dilutive shares excluded from diluted EPS computation	—	2.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2013		December 31, 2012
	Current	Long-term	Current	Long-term
Trade accounts receivable	$514.3	$—	$430.4	$—
Trade notes receivable	.9	2.3	1.1	2.9
Total trade receivables	515.2	2.3	431.5	2.9
Other notes receivable:
Notes received as partial payment for divestitures	.5	5.9	.5	6.1
Other	.2	4.5	.5	4.3
Income tax receivables	2.8	—	8.6	—
Other receivables	29.5	—	24.3	—
Subtotal other receivables	33.0	10.4	33.9	10.4
Total accounts and other receivables	548.2	12.7	465.4	13.3
Allowance for doubtful accounts:
Trade accounts receivable	(19.5)	—	(18.9)	—
Trade notes receivable	—	(.3)	—	(.8)
Total trade receivables	(19.5)	(.3)	(18.9)	(.8)
Other notes receivable:
Other	(.1)	(.8)	(.3)	(.6)
Total allowance for doubtful accounts	(19.6)	(1.1)	(19.2)	(1.4)
Total net receivables	$528.6	$11.6	$446.2	$11.9
Notes are evaluated individually for impairment, and we had no significant impaired notes for the periods presented.
Our investment in notes that were past due more than 90 days was less than $2.0 at March 31, 2013 and December 31, 2012, of which approximately $1.0 had been placed on non-accrual status.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2012	2013 Charges	2013 Charge- offs, net of recoveries	Balance at March 31, 2013
Trade accounts receivable	$18.9	$1.6	$1.0	$19.5
Trade notes receivable	.8	—	.5	.3
Total trade receivables	19.7	1.6	1.5	19.8
Other notes receivable:
Other	.9	—	—	.9
Total allowance for doubtful accounts	$20.6	$1.6	$1.5	$20.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended March 31,
	2013		2012
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.5	$—	$2.3	$—
Cash payments in lieu of options	—	.8	—	.3
Stock-based retirement plans contributions	2.3	.5	1.9	.4
Discounts on various stock awards:
Deferred Stock Compensation Program	.7	—	.5	—
Stock-based retirement plans	.5	—	.5	—
Discount Stock Plan	.3	—	.2	—
Performance Stock Unit awards (2)	1.6	4.3	1.7	(.1)
Profitable Growth Incentive awards (1)	.2	.2	—	—
Restricted Stock Unit awards	1.7	—	.8	—
Other, primarily non-employee directors restricted stock	.5	—	.2	—
Total stock-related compensation expense	8.3	$5.8	8.1	$0.6
Employee contributions for above stock plans	3.2		2.4
Total stock-based compensation	$11.5		$10.5
Recognized tax benefits on stock-based compensation expense	$3.1		$3.1

(1)	Stock Option Grants and Profitable Growth Incentive Awards
Our most significant stock options have historically been granted annually on a discretionary basis to a broad group of employees.
Previous to 2013, we offered two different option choice programs. One group of employees was offered the choice to receive stock options or to receive a cash alternative equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, was offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for each RSU offered. The RSUs vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.
Starting in 2013, options will only be offered in conjunction with the Deferred Compensation Program. Certain key management employees will participate in a new Profitable Growth Incentive (PGI) program. Options for other employees will be replaced with either cash awards or RSUs as offered in 2011 and 2012.
The PGI awards will be issued as growth performance stock units (GPSUs). The number of GPSUs that will ultimately vest (from 0% to 250%) will depend upon the Revenue Growth adjusted by an external GDP factor when applicable and EBITDA Margin of the Company or applicable profit center at the end of a two-year performance period. The 2013 base PGI award was 130,920 shares. We intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are adjusted to fair value at each reporting period.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 320 companies). Participants will earn from 0% to 175% of the base award depending upon how our Total Shareholder Return ranks within the peer group at the end of the 3-year performance period.
Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the comparator companies and are based upon assumptions listed below. Grant date fair values are amortized using the straight-line method over the three-year vesting period.

	Three Months Ended March 31,
	2013	2012
Total shares base award	234,117	282,040
Grant date per share fair value	$27.60	$23.79
Risk-free interest rate	0.4%	0.4%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	29.1%	35.0%
Expected dividend yield (over expected life)	4.2%	4.8%
The three-year performance cycle of the 2010 award was completed on December 31, 2012. Our TSR performance, relative to the peer group, ranked at 46th percentile (with 1% being best); accordingly, participants earned 91.0% of the base award and .3 million shares were distributed in January 2013.

The above information represents the 65% portion of the award that we intend to pay in shares of our common stock, although we reserve the right to pay up to 100% in cash. There is also an additional amount that represents 35% of the award that we will settle in cash. It is recorded as a liability and is adjusted to fair value at each reporting period.

8. ACQUISITIONS
The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration paid for prior years’ acquisitions. All goodwill included in the table below is expected to provide an income tax benefit.

	Three Months Ended March 31,
	2013	2012
Accounts receivable	$—	$8.5
Inventory	—	18.8
Property, plant and equipment	—	12.5
Goodwill	—	54.3
Other intangible assets	—	101.9
Other current and long-term assets	—	.6
Current liabilities	—	(7.8)
Additional consideration for prior years’ acquisitions	.1	—
Net cash consideration	$.1	$188.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes acquisitions for the periods presented. There were no acquisitions during the first quarter of 2013.

Three Months Ended	Number of Acquisitions	Segment	Product/Service

March 31, 2012	2	Industrial Materials	Tubing for the aerospace industry; Tube fabrication
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
The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At March 31, 2013, there was no substantial remaining consideration payable.
9. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2013 employer contributions are not significantly different than the $1.5 previously reported at December 31, 2012.

	Three Months Ended March 31,
	2013	2012
Components of net pension expense
Service cost	$.9	$.7
Interest cost	3.0	3.2
Expected return on plan assets	(3.8)	(3.7)
Recognized net actuarial loss	1.5	1.6
Net pension expense	$1.6	$1.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31, 2013
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2013	$1,442.2	$2,109.6	$460.6	$(1,206.7)	$7.7	$71.0
Net earnings	49.5	49.5	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.4)	—	—	.4	—
Dividends declared	(41.5)	(41.5)	—	—	—	—
Treasury stock purchased	(50.1)	—	—	(50.1)	—	—
Treasury stock issued	38.9	—	(13.0)	51.9	—	—
Foreign currency translation adjustments	(16.3)	—	—	—	—	(16.3)
Cash flow hedges, net of tax	.8	—	—	—	—	.8
Defined benefit pension plans, net of tax	1.4	—	—	—	—	1.4
Stock options and benefit plan transactions, net of tax	15.0	—	15.0	—	—	—
Ending balance, March 31, 2013	$1,439.9	$2,117.2	$462.6	$(1,204.9)	$8.1	$56.9

	Three Months Ended March 31, 2012
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2012	$1,307.7	$2,027.4	$458.9	$(1,254.3)	$10.5	$65.2
Net earnings	44.5	44.5	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.5)	—	—	.5	—
Dividends declared	(39.2)	(40.3)	1.1	—	—	—
Treasury stock purchased	(7.7)	—	—	(7.7)	—	—
Treasury stock issued	7.3	—	(15.2)	22.5	—	—
Foreign currency translation adjustments	16.3	—	—	—	—	16.3
Cash flow hedges, net of tax	2.9	—	—	—	—	2.9
Defined benefit pension plans, net of tax	.7	—	—	—	—	.7
Stock options and benefit plan transactions, net of tax	10.7	—	10.7	—	—	—
Ending balance, March 31, 2012	$1,343.2	$2,031.1	$455.5	$(1,239.5)	$11.0	$85.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$163.5	$(25.5)	$(67.0)	$71.0
Other comprehensive income (loss) before reclassifications, pretax	(16.3)	—	.5	(15.8)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.2	1.5	1.7
Interest expense	—	1.0	—	1.0
Subtotal of reclassifications, pretax	—	1.2	1.5	2.7
Other comprehensive income (loss), pretax	(16.3)	1.2	2.0	(13.1)
Income tax effect	—	(0.4)	(.6)	(1.0)
Balance March 31, 2013	$147.2	$(24.7)	$(65.6)	$56.9

Balance January 1, 2012	$147.6	$(21.5)	$(60.9)	$65.2
Other comprehensive income (loss) before reclassifications, pretax	15.6	3.8	(.4)	19.0
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.8	1.6	2.4
Other income/expense, net	.7	—	—	.7
Subtotal of reclassifications, pretax	.7	.8	1.6	3.1
Other comprehensive income (loss), pretax	16.3	4.6	1.2	22.1
Income tax effect	—	(1.7)	(.5)	(2.2)
Balance March 31, 2012	$163.9	$(18.6)	$(60.2)	$85.1
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Items measured at fair value on a recurring basis

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$124.2	$—	$124.2
Derivative assets	—	.4	—	.4
Diversified investments associated with the Executive Unit Stock Program (ESUP)	9.7	—	—	9.7
Total assets	$9.7	$124.6	$—	$134.3
Liabilities:
Derivative liabilities	$.2	$.6	$—	$.8
Liabilities associated with the ESUP	9.7	—	—	9.7
Total liabilities	$9.9	$.6	$—	$10.5

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$125.6	$—	$125.6
Derivative assets	—	1.2	—	1.2
Diversified investments associated with the ESUP	7.0	—	—	7.0
Total assets	$7.0	$126.8	$—	$133.8
Liabilities:
Derivative liabilities	$.5	$1.3	$—	$1.8
Liabilities associated with the ESUP	7.1	—	—	7.1
Total liabilities	$7.6	$1.3	$—	$8.9
The fair value for fixed rate debt (Level 2) was greater than its $1,030.0 carrying value by $40.2 at March 31, 2013 and $45.7 at December 31, 2012. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Percentage of fair value in excess of carrying value	March 31, 2013 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$110.6	3.9%			3%	11.0%
25%+	873.6	1.4%	-	6.4%	3%	7.5%	-	9.5%
	$984.2	1.4%	-	6.4%	3%	7.5%	-	11.0%
Fixed Assets
We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We had no material fixed asset impairments for the periods presented.
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

•
Interest Rate Cash Flow Hedges—In August 2012, we issued $300 of 10-year notes with a coupon rate of 3.40%. As a part of this transaction, we settled our $200 forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7, which will be amortized over the life of the notes.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Derivatives Not Qualifying for Hedge Accounting Treatment
At March 31, 2013 and December 31, 2012, we had derivative transactions that did not qualify for hedge accounting treatment. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying hedged item.
We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Maturity	Total USD Equivalent Notional Amount	As of March 31, 2013
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$1.2	$—	$.2
Currency Hedges:
Future USD sales of Canadian subsidiaries	Dec 2013	16.5	.1	—
Future USD sales of Chinese subsidiaries	Dec 2013	45.0	—	.2
Future MXP cost of goods sold of US subsidiary	Dec 2013	1.6	.1	—
Future EUR sales of Chinese subsidiary	Dec 2013	3.0	.1	—
Future CHF cost of goods sold of UK subsidiary	Jun 2013	2.1	.1	—
Total cash flow hedges			.4	.4
Fair value hedges:
ZAR asset on a USD subsidiary	Apr 2013	20.2	—	.1
USD inter-company note receivables on a Switzerland subsidiary	Jun 2013	14.5	—	.3
Total fair value hedges			—	.4
			$.4	$.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Maturity	Total USD Equivalent Notional Amount	As of December 31, 2012
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$1.7	$—	$.5
Currency Hedges:
Future USD sales of Canadian subsidiaries	Dec 2013	22.2	.5	—
Future USD sales of Chinese subsidiaries	Dec 2013	16.7	—	.1
Future USD cost of goods sold of European subsidiary	Dec 2013	7.9	—	.2
Total cash flow hedges			.5	.8
Fair value hedges:
ZAR asset on a USD subsidiary	Jan 2013	21.2	—	.9
USD inter-company note receivable on a European subsidiary	Feb 2013	3.5	—	.1
USD inter-company note receivable on a Switzerland subsidiary	Jan 2013	14.5	.7	—
Total fair value hedges			.7	1.0
			$1.2	$1.8

The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31
		2013	2012
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$.2	$.8
Interest rate cash flow hedges	Interest Expense	1.0	—
Foreign currency cash flow hedges	Net Sales	(.2)	(.1)
Foreign currency cash flow hedges	Other (income) expense, net	—	.1
Total cash flow hedges		1.0	.8
Fair value hedges	Other (income) expense, net	(1.1)	(.6)
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable - USD denominated subsidiary	Other (income) expense, net	—	.6
Total derivative instruments		$(.1)	$.8
13. CONTINGENCIES
We are a defendant in various proceedings involving employment, antitrust, intellectual property, environmental, taxation and other laws. When it is probable, in management’s judgment, that we may incur monetary damages or other

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings, and the total liabilities recorded are not material to our financial position.

 Shareholder Derivative Lawsuit
On August 10, 2010, a shareholder derivative suit was filed by the New England Carpenters Pension Fund in the Circuit Court of Jasper County, Missouri as Case No. 10AO-CC284. The suit was purportedly brought on our behalf, naming us as a nominal defendant, and certain current and former officers and directors as individual defendants including David S. Haffner, Karl G. Glassman, Matthew C. Flanigan, Ernest C. Jett, Harry M. Cornell, Jr., Felix E. Wright, Robert Ted Enloe, III, Richard T. Fisher, Judy C. Odom, Maurice E. Purnell, Jr., Ralph W. Clark and Michael A. Glauber. The plaintiff alleged, among other things, that the individual defendants: breached their fiduciary duties; backdated and received backdated stock options violating our stock plans; caused or allowed us to issue false and misleading financial statements and proxy statements; sold our stock while possessing material non-public information; committed gross mismanagement; wasted corporate assets; committed fraud; violated the Missouri Securities Act; and were unjustly enriched.
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
We and the individual defendants filed motions to dismiss the suit in late October 2010, asserting: the plaintiff failed to make demand on our Board and shareholders as required by Missouri law, and this failure to make demand should not be excused; the dismissal of the substantially similar suit in 2009 precludes the 2010 suit; the plaintiff is not a representative shareholder; the suit was based on a statistical analysis of stock option grants and our stock prices that we believe was flawed; the plaintiff failed to state a substantive claim; the common law fraud claim was not pled with sufficient particularity; and the statute of limitations has expired on the fraud claim and all the alleged challenged grants except the December 30, 2005 grant. As to this grant, the motions to dismiss advised the Court that it was made under our Deferred Compensation Program, which (i) provided that options would be dated on the last business day of December, and (ii) was filed with the SEC on December 2, 2005 setting out the pricing mechanism well before the grant date. On April 6, 2011, the suit was dismissed without prejudice.
On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On November 28, 2012, the Missouri Court of Appeals reversed the trial court's dismissal finding that plaintiff sufficiently pleaded it would be futile to make demand on the Board and shareholders. The Court of Appeals did not address the other grounds that had been raised in the motions to dismiss. We filed a request for transfer to the Missouri Supreme Court on December 12, 2012, which was denied by the Court of Appeals. On January 3, 2013, we filed a transfer petition to the Missouri Supreme Court. On February 26, 2013, the Missouri Supreme Court denied our request. The case was sent back to Jasper County, Missouri for further proceedings.
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
A number of these lawsuits have been voluntarily dismissed, most without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011; and an indirect purchaser class action case filed on May 23, 2011; (c) 36 individual direct purchaser cases filed between March 22, 2011 and May 3, 2013; and(d) two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 and the other on April 11, 2013. All of the pending U.S. federal cases in which we have

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

been named as a defendant, have been filed in, transferred to, or are expected to be transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.

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
We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 13 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. We are not yet required to file our defenses in the Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case.
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff seeks unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced.
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any, because, at this juncture of the proceedings, the damages sought by plaintiffs are unspecified, unsupported, and unexplained; discovery is incomplete (class certification issues are not yet ripe, expert liability reports have not been exchanged); and because the litigation involves unsettled legal theories.
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
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling approximately $2.0 on the same or similar denial of tax credit matters.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On February 1, 2013, the Brazilian Finance Ministry filed suit against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 of social contributions (social security and social assistance payments). L&P Brazil has yet to file its response, but intends to deny the allegations. L&P Brazil intends to argue the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters).
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
On summary judgment motions, we unsuccessfully disputed each patent’s validity and denied that we infringed any patent. At the jury trial on damages issues, the plaintiff alleged damages of $16.2. The court denied plaintiff’s attempt to win an attorney fee award and triple the pre-verdict damages.
On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals. Oral argument was held on February 6, 2013 before a three judge appeal panel in the Federal Circuit in Washington D.C. On February 14, 2013, the Court of Appeals issued a judgment affirming the $5 verdict against us, which was fully accrued for in the first quarter of 2013. We filed a petition for a rehearing of the Court of Appeals decision on March 18, 2013, which was denied by the Court of Appeals. We intend to file a Petition for a Writ of Certiorari to the U.S. Supreme Court on or before July 17, 2013. The U.S. Supreme Court's review is discretionary.
The plaintiff has requested royalties for post-verdict use of the machines, which to date approximate $2, and has requested pre-judgment interest in the amount of $.7. We believe we have valid bases to object to such requests, and intend to do so. We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue. The Patent Office examiner ruled in our favor on the pertinent claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second patent, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner's decision upheld the validity of all claims. All three of these proceedings are currently on appeal before the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

that the machines currently use the feature alleged to have infringed the third patent. On April 25, 2013, the plaintiff filed a petition to terminate all re-examination proceedings based on the final ruling of the Federal Circuit Court of Appeals.
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
Our Segments
Our continuing operations are comprised of 20 business units in four segments, with approximately 18,000 employees, and 130 production facilities located in 17 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated approximately 48% of total sales during the first quarter of 2013.
Commercial Fixturing & Components: Operations in this segment, which contributed approximately 11% of first quarter 2013 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.
Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated approximately 22% of our total sales during the first quarter of 2013.
Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 19% of first quarter 2013 total sales.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. To date, for the three-year measurement period that began January 1, 2011, we have so far (over the last 28 months) generated annual average TSR of 24%, compared to TSR of 13% for the S&P 500 index; accordingly, our TSR performance ranks in the top 21% of the S&P 500 companies over this time period.
Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 6% of our sales in 2012. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

Major Factors That Impact Our Business
Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition.

Market Demand
Market demand (including product mix) is impacted by several economic factors, with consumer confidence being most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All these factors influence consumer spending on durable goods, and therefore affect demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one-third of our sales.
Over the last few years we have significantly reduced our fixed cost structure, but purposely retained spare production capacity. Accordingly, unit sales can rebound appreciably without the need for large capital investment. We have meaningful operating leverage that should further benefit earnings as market demand continues to improve. With our current utilization levels, we should be able to readily accommodate well over $4 billion in revenue (assuming current sales mix). Until our spare capacity is fully utilized, each additional $100 million of sales from incremental unit volume is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.
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

We filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam which was brought to a favorable conclusion in 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect at least until early 2014. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and falsely identifying the country of origin. In 2009, Leggett, along with several U.S. manufacturers of products with active antidumping or antidumping/countervailing duty orders, formed a coalition and are working with Members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders. We intend to participate in a Sunset Review of the innerspring order before the Department of Commerce and International Trade Commission, beginning in late 2013. If extended, the current antidumping duty rates on innersprings would remain in effect through 2018.
Restructuring
There were no significant restructuring-related costs incurred in either the first quarter of 2013 or 2012.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
First quarter sales of $936 million were 1% lower than in the first quarter of 2012. Same location sales declined 2%, due in significant part to lower rod mill trade sales. Unit volumes were essentially flat, with lower volumes in bedding, portions of residential furniture, office furniture and machinery offset by growth in carpet underlay, store fixtures and commercial vehicle products. Acquisitions improved sales by 1%.
EBIT (earnings before interest and income taxes) improved 7% during the quarter primarily as a result of cost improvements and favorable product mix within certain business units. These improvements were partially offset by a higher accrual for our TSR-driven and other stock-based incentive compensation plans, which was primarily due to the significant increase in stock price from $27 to $34 during the quarter.
Earnings per share (EPS) for the quarter were $.33 per diluted share, an increase of 10% compared to $.30 during the first quarter of last year.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 60% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2013, we estimate a LIFO benefit of $10.3 million. This estimate incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO will be reflected in the remaining quarters.

The following table contains the LIFO (benefit) expense included in earnings for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
LIFO (benefit) expense	$(2.6)	.5

Interest Expense and Income Taxes
First quarter 2013 interest expense from continuing operations was higher than in the first quarter of 2012 primarily due to the issuance in August 2012 of $300 million of long-term notes. Interest expense for the full year 2013 is expected to approximate 2012 levels, due to the maturity on April 1, 2013 of $200 million notes.
The reported first quarter consolidated worldwide effective tax rate was 29%, compared to 33% for the same quarter last year. The decrease in the 2013 effective rate was primarily attributable to certain first quarter tax benefits associated with the American Taxpayer Relief Act, signed by President Obama on January 2, 2013, as well as certain unfavorable discrete tax items recorded in the first quarter 2012 that did not recur.
We anticipate that the effective rate for the remainder of 2013 to approximate 30%, but that is contingent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the effect of tax law changes and prudent tax planning strategies, and the impact of tax audits and other discrete items.
Discussion of Segment Results
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.
A summary of the segment results are shown in the following tables.

(Dollar amounts in millions)	Three Months ended March 31, 2013 Net Sales	Three Months ended March 31, 2012 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$486.8	$492.6	$(5.8)	(1.2)%	(1.5)%
Commercial Fixturing & Components	115.6	114.2	1.4	1.2	1.3
Industrial Materials	225.7	237.7	(12.0)	(5.0)	(7.0)
Specialized Products	186.7	185.3	1.4	.8	.7
Total	1,014.8	1,029.8	(15.0)	(1.5)
Intersegment sales	(78.8)	(83.0)	4.2
External sales	$936.0	$946.8	$(10.8)	(1.1)%	(1.8)%

	Three Months ended March 31, 2013 EBIT	Three Months ended March 31, 2012 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended March 31, 2013	Three Months ended March 31, 2012
Residential Furnishings	$42.3	$40.2	$2.1	5.2%	8.7%	8.2%
Commercial Fixturing & Components	1.6	7.2	(5.6)	(77.8)	1.4	6.3
Industrial Materials	22.2	11.8	10.4	88.1	9.8	5.0
Specialized Products	15.4	17.9	(2.5)	(14.0)	8.2	9.7
Intersegment eliminations & other	(4.5)	(2.0)	(2.5)
Change in LIFO reserve	2.6	(.5)	3.1
Total	$79.6	$74.6	$5.0	6.7%	8.5%	7.9%

(1)	The change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
First quarter sales in this segment decreased $6 million, or 1%, from reduced unit volumes.
In our U.S. Spring business, sales decreased 3% compared to a relatively strong first quarter of 2012. Innerspring unit volumes were down 9% and boxspring units were down 1%, primarily from market weakness at promotional price points. Growth of our pocketed coil product line continued, with those units up 32% in the quarter. This category shift is driving higher average unit selling prices and a favorable product mix, and offset some of the decline in unit volumes in the quarter.

Furniture component sales decreased 7% in the first quarter. Combined volume in our seating and sofa sleeper businesses was roughly flat during the quarter, but motion hardware unit volumes declined 14%, primarily from weak market demand at promotional price points.
Adjustable Bed units decreased for the first time in several years, with volume down 4% in the first quarter. However, in Carpet Underlay we had significant growth. Margins in Carpet Underlay remain under pressure from rising scrap foam costs, and we have implemented price increases to recover these higher costs.
EBIT increased $2 million, with the effect of lower sales more than offset by a $3 million gain related to a hurricane insurance claim, cost improvements, and favorable product mix in the U.S. Spring business unit.
Commercial Fixturing & Components
Total sales increased $1 million, or 1%, during the quarter. Store Fixtures sales increased 6%, but were largely offset by a 6% decrease in Office Furniture Components.
EBIT decreased $6 million, due to the absence of last year's $2 million divestiture gain, costs incurred for programs that will ship in the second quarter, competitive pricing, and lower sales of office furniture components.
Performance of the Store Fixtures group should improve in the second quarter as a result of higher expected sales. However, we will face a very strong third quarter comparison from large programs that shipped last fall. Fourth quarter sales, EBIT, and margins are expected to decline sequentially, consistent with the typical seasonality of this business.
Industrial Materials
Total sales decreased $12 million, or 5%. Same location sales declined 7%, as slightly higher unit volumes were more than offset by reduced trade sales at the rod mill and price deflation in wire and rod.
The decrease in trade sales of steel rod during the quarter was more than offset by an increase in intercompany rod sales, and the rod mill continues to run at 100% capacity utilization. A change in the mix of rod sales from trade to intercompany is generally positive to earnings since that change tends to also shift the production mix to higher-value high carbon rods.
EBIT improved by $10 million, primarily due to the absence of last year's $4 million of acquisition-related costs, cost improvements, and higher unit volume in certain businesses.
Specialized Products
Total sales increased $1 million, or 1%, during the quarter. Sales growth in Commercial Vehicle Products was largely offset by lower Machinery volume. Automotive sales were essentially flat, with growth in North America and Asia offset by lower demand in Europe.
EBIT declined by $3 million, or 14%, with the benefit from cost reductions and higher sales more than offset by a $5 million charge related to a patent infringement verdict.

Portfolio Management

As part of our ongoing strategic planning process to help guide decisions regarding business unit roles, we are currently reviewing the Commercial Vehicle Products (CVP) Group in the Specialized Products Segment.  Although future plans for this group have not yet been finalized, we are exploring possible strategic alternatives, one of which is the possibility of divesting this business.

LIQUIDITY AND CAPITALIZATION
Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2013, we expect cash flow from operations to exceed $350 million. Net debt to net capital increased from 29.4% at year-end 2012 to 29.6% as of March 31, 2013. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at March 31, 2013 and December 31, 2012 is presented on page 31.

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity. In all our businesses, we invest to maintain facilities and equipment. We also invest to support new product introductions and specific product categories that are rapidly growing. However, with excess productive capacity across our operations (from continued low demand levels), we have reduced spending on expansion projects. We expect capital expenditures of no more than $100 million in 2013. The expected increase versus 2012 primarily relates to new programs that we have been awarded, and that should contribute to earnings and cash flow beginning in 2014.
Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During 2008 through 2010, acquisitions were a lower priority as we primarily focused on improving margins and returns of our existing businesses. In 2011, we again turned our focus to acquisitions, and began actively soliciting opportunities while maintaining our screening discipline. In January 2012, we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets. Western established for us a strong competitive position in the higher return, higher growth aerospace market.
Pay Dividends
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
Maintaining and increasing the dividend remains a high priority. In February 2013, our Board of Directors declared a quarterly dividend of $.29 per share, and extended to 42 years our record of consecutive annual dividend increases, at an average compound annual growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been higher in recent years, but as earnings continue to grow, we expect to move into that target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2013, we repurchased 1.6 million shares of our stock and issued 2.4 million shares. Approximately two-thirds of the issuances related to employee stock option exercises, which have increased in recent quarters with the significant share price appreciation. The number of shares outstanding rose .8 million during the quarter, to 142.9 million.
As has been typical since 2007, after funding dividends and capital expenditures, any excess cash flow should be targeted toward acquisitions or stock repurchases. We have a standing authorization from the Board of Directors to repurchase up to 10 million shares each year; however, no specific repurchase commitment or timetable has been established. We expect during 2013 to issue approximately 4 million shares via employee benefit plans, given the high level of stock option exercises.

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For the full year 2013, we expect cash from operations to exceed $350 million.

Cash from operations for the three months ended March 31, 2013 was $24 million compared to $65 million for the same period last year. This decrease was consistent with our internal expectations, and results primarily from changes in working capital, with the largest impact from an increase in accounts receivable since the beginning of the year. We continue to closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.9% of annualized sales, well below our 15% target. The table below shows this calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and believe this provides a more useful measurement.

(Amounts in millions)	March 31, 2013	December 31, 2012
Current assets	$1,525	$1,339
Current liabilities	(793)	(731)
Working capital	732	608
Cash and cash equivalents	(449)	(359)
Current debt maturities	201	202
Adjusted working capital	$484	$451
Annualized sales (1)	$3,744	$3,412
Adjusted working capital as a percent of annualized sales	12.9%	13.2%

(1)
Annualized sales equal 1st quarter sales ($936 million) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Working Capital Trends
The following chart presents key working capital trends for the last five quarters:

(Dollar amounts in millions)	Mar-12	Jun-12	Sep-12	Dec-12	Mar-13
Trade Receivables, net	$514.6	$512.4	$559.3	$412.6	$495.7
Inventory, net	$473.3	$517.6	$471.2	$489.0	$502.5
Accounts Payable	$298.2	$320.2	$292.0	$285.4	$320.0

(1)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

•
Days Sales Outstanding (DSO): Changes in the quarterly DSO reflect normal seasonal fluctuations due to the timing of cash collections and other factors. Accelerated payments by some of our large customers in late 2012 resulted in much lower levels of accounts receivable at year-end. In the first quarter, receivables returned to more normal levels, with DSO back to 48 days at the end of March, which is in line with the same quarter last year. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. In the first quarter of 2013, we incurred $1.6 million of bad debt expense as compared to $2.8 million in first quarter 2012.

•
Days Inventory Outstanding (DIO): Our DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. After inventory increased at year-end 2012 primarily due to decisions to take advantage of temporarily lower commodity costs, inventory has since returned to more normal levels. During the first quarter of 2013, we recognized expense of $2.0 million associated with obsolete and slow moving inventories as compared to $3.1 million in the first quarter of 2012.

•
Days Payable Outstanding (DPO): Changes in the DPO reflected in the table above are the result of normal fluctuation in our operating activity. We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our DPO by more than ten days.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2013	December 31, 2012
Long-term debt outstanding:
Scheduled maturities	$854	$854
Average interest rates*	4.7%	4.7%
Average maturities in years*	4.7	4.9
Revolving credit/commercial paper	100	—
Total long-term debt	954	854
Deferred income taxes and other liabilities	241	228
Shareholders’ equity and noncontrolling interest	1,440	1,442
Total capitalization	$2,635	$2,524
Unused committed credit:
Long-term	$500	$600
Short-term	—	—
Total unused committed credit	$500	$600
Current maturities of long-term debt	$201	$202
Cash and cash equivalents	$449	$359
Ratio of earnings to fixed charges**	5.0 x	6.1 x

*	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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

(Amounts in millions)	March 31, 2013	December 31, 2012
Debt to total capitalization:
Long-term debt	$954	$854
Current debt maturities	201	202
Cash and cash equivalents	(449)	(359)
Net debt	$706	$697
Total Capitalization	$2,635	$2,524
Current debt maturities	201	202
Cash and cash equivalents	(449)	(359)
Net capitalization	$2,387	$2,367
Long-term debt to total capitalization	36.2%	33.8%
Net debt to net capitalization	29.6%	29.4%

Total debt (which includes long-term debt and current debt maturities) increased $99 million from year-end 2012 levels from an increase in commercial paper borrowing.
In August 2012, we issued $300 million aggregate principal of notes that mature in 2022 unless redeemed earlier. The notes bear interest at a rate of 3.4% per year, with interest payable semi-annually beginning on February 15, 2013. The net proceeds of the notes were used to pay down commercial paper, which in turn provided borrowing capacity under our commercial paper program for general corporate purposes, the repayment of existing indebtedness, the funding of possible future acquisitions and/or stock repurchases.
As a part of the above issuance, we also unwound the $200 million forward starting interest rate swaps we had entered into during 2010 and recognized a loss of approximately $43 million, which will be amortized over the life of the notes. This results in a fully weighted effective interest rate of 5.0% associated with the notes.
On April 1, 2013, we repaid $200 million of 4.7% notes that matured. To fund a portion of the payoff, in late March we issued $100 million of commercial paper (shown in the table below).
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

(Amounts in millions)	March 31, 2013	December 31, 2012
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(100)	—
Letters of credit issued under the credit agreement	—	—
Total program usage	(100)	—
Total program available	$500	$600

The average and maximum amount of commercial paper outstanding during the first quarter of 2013 was $8 million and $100 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $68 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.
With operating cash flows, our commercial paper program, and our ability to issue debt in the capital markets, we had more than sufficient funds available to repay maturing debt, and have sufficient capital resources to support our ongoing operations, pay dividends, fund future growth and repurchase stock.
Accessibility of Cash
At March 31, 2013 we had cash and cash equivalents of $449 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. This amount included $200 million in cash that was used on April 1, 2013 for the note payoff discussed above.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we could incur incremental taxes of up to $42 million. In 2011, we brought back an additional $89 million of cash, and in 2012 we brought back $50 million, in each case at no added tax cost.
NEW ACCOUNTING STANDARDS
In February 2013 the Financial Accounting Standards Board (FASB) issued ASU 2013-02 "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires separate disclosure about amounts reclassified out of accumulated other comprehensive income by component. We adopted this guidance in first quarter 2013 and have included all required disclosures in Note 10.
The FASB has also issued other accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the new guidance will have a material impact on our current or future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $1,030 million carrying value by $40 million at March 31, 2013 and by $46 million at December 31, 2012. The changes in credit spreads and benchmark interest rates since year-end were not significant. The fair value of fixed rate debt at March 31, 2013 and December 31, 2012 was based upon Bloomberg secondary market rates. The fair value of variable rate debt is not significantly different from its recorded amount.

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
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $912 million at March 31, 2013, compared to $946 million at December 31, 2012.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 28, 2013 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, some of these risks and uncertainties include the following:

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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of March 31, 2013 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2013, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 13 beginning on page 18 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
Environmental Matter Involving Potential Monetary Sanctions of $100,000 or More
On March 27, 2013, Region 5 of the U.S. Environmental Protection Agency issued a Notice of Violation and Finding of Violation alleging that our subsidiary, Sterling Steel Company violated the Clean Air Act and the Illinois State Implementation Plan currently in place. Sterling operates a steel rod mill in Sterling, Illinois. The NOV alleges that Sterling, since 2008, has exceeded the allowable annual particulate matter and manganese emission limits for its arc furnace. Sterling requested a conference with the EPA to discuss the alleged violations. The conference has been scheduled for May 20, 2013.
Sterling intends to vigorously defend this matter in any enforcement action that may be pursued by the EPA. The EPA did not specify any amount of penalty or injunctive relief being sought in the NOV. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial position, cash flows or results of operations.
ITEM 1A. RISK FACTORS
Our 2012 Annual Report on Form 10-K filed February 28, 2013 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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

(Dollar amounts in millions)	March 31, 2013 Book Value	% of Total Assets
Goodwill	$984.2
Other intangibles	211.3
Total goodwill and other intangibles	$1,195.5	35%
Net property, plant and equipment	$566.8
Other long-lived assets	140.9
Total net property, plant and equipment and other long- lived assets	$707.7	21%
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
The goodwill associated with the Store Fixtures reporting unit was approximately $111 million at March 31, 2013. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Although recent performance has met expectations, the predictability of future results is less certain than that of our other reporting units due to the project nature of this business. If we are not able to maintain recent performance levels, future impairments could be possible.

As part of our ongoing strategic planning process to help guide decisions regarding business unit roles, we are currently reviewing the Commercial Vehicle Products (CVP) Group in the Specialized Products Segment.  Although future plans for this group have not yet been finalized, we are exploring possible strategic alternatives, one of which is the possibility of divesting this business.   As we work through the future expectations and various scenarios related to this business,  the assumptions used in estimating fair value for this group could change significantly, and future impairments could be possible. The goodwill associated with the CVP group was $76 million at March 31, 2013.

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2012 goodwill review are presented in the table below.

Percentage of fair value in excess of carrying value	March 31, 2013 goodwill value (in millions)	Sales 10-year compound annual growth rate range	Terminal values long- term growth rate	Discount rate ranges
10-25%	$110.6	3.9%	3%	11.0%
25%+	873.6	1.4% - 6.4%	3%	7.5% - 9.5%
	$984.2	1.4% - 6.4%	3%	7.5% - 11.0%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month during the first quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2013	—	$—	—	10,000,000
February 2013	730,695	$30.13	606,077	9,393,923
March 2013	612,076	$32.28	545,000	8,848,923
Total	1,342,771	$31.11	1,151,077

(1)
This number includes 191,694 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeited stock units during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit

Exhibit 2.1	-
Purchase Agreement for Western Pneumatic Tube Holding, LLC by and among Leggett & Platt, Incorporated; Tinicum Capital Partners II, L.P.; Tinicum Capital Partners II Parallel Fund, L.P.; Tinicum Capital Partners II Executive Fund, L.L.C.; and various other entities and individuals named on the signature pages of the Purchase Agreement, dated December 20, 2011, filed December 21, 2011 as Exhibit 2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845) Schedules to the Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Exhibit 10.1	-	Form of Restricted Stock Unit Award, filed March 6, 2013 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2	-
Employment Agreement between the Company and David S. Haffner, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	-
Employment Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.4	-
Employment Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.4 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.5	-
Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.5 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.6	-
Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.6 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.7	-
Severance Benefit Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.7 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.8	-	Form of Profitable Growth Incentive Award Agreement and Terms and Conditions, filed March 6, 2013 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.9	-	Award Formula for 2013-2014 Profitable Growth Incentive Program, filed March 6, 2013 as Exhibit 10.9 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.10	-	2013 Award Formula under the Company's 2009 Key Officers Incentive Plan, filed April 1, 2013 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.11	-	Summary Sheet for Executive Cash Compensation, filed April 1, 2013 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.12	-
The Company's 2009 Key Officers Incentive Plan, effective as of January 1, 2009, filed March 26, 2009 as Appendix B to the Company's Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.13	-
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002 as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)
Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and March 31, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 9, 2013	By:	/s/ DAVID S. HAFFNER
David S. Haffner Chief Executive Officer

DATE: May 9, 2013	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 2.1
Purchase Agreement for Western Pneumatic Tube Holding, LLC by and among Leggett & Platt, Incorporated; Tinicum Capital Partners II, L.P.; Tinicum Capital Partners II Parallel Fund, L.P.; Tinicum Capital Partners II Executive Fund, L.L.C.; and various other entities and individuals named on the signature pages of the Purchase Agreement, dated December 20, 2011, filed December 21, 2011 as Exhibit 2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845) Schedules to the Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Exhibit 2.1 contains a list briefly identifying the contents of all omitted schedules. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

Exhibit 10.1	Form of Restricted Stock Unit Award, filed March 6, 2013 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2
Employment Agreement between the Company and David S. Haffner, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3
Employment Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.4
Employment Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.4 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.5
Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.5 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.6
Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.6 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.7
Severance Benefit Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.7 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.8	Form of Profitable Growth Incentive Award Agreement and Terms and Conditions, filed March 6, 2013 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.9	Award Formula for 2013-2014 Profitable Growth Incentive Program, filed March 6, 2013 as Exhibit 10.9 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.10	2013 Award Formula under the Company's 2009 Key Officers Incentive Plan, filed April 1, 2013 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.11	Summary Sheet for Executive Cash Compensation, filed April 1, 2013 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.12
The Company's 2009 Key Officers Incentive Plan, effective as of January 1, 2009, filed March 26, 2009 as Appendix B to the Company's Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.13
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002 as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)
Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and March 31, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (v) Notes to Consolidated Condensed Financial Statements.