Form 10-Q
period 2013-06-30
LEGGETT & PLATT INC
filed 2013-08-08
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 23, 2013: 142,010,704

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2013	December 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$280.3	$359.1
Trade receivables, net	504.4	412.6
Other receivables, net	48.6	33.6
Inventories
Finished goods	279.0	275.7
Work in process	53.9	55.0
Raw materials and supplies	243.7	229.4
LIFO reserve	(66.2)	(71.1)
Total inventories, net	510.4	489.0
Other current assets	43.5	44.8
Total current assets	1,387.2	1,339.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,158.0	1,161.7
Buildings and other	601.2	603.2
Land	44.6	45.3
Total property, plant and equipment	1,803.8	1,810.2
Less accumulated depreciation	1,241.7	1,237.4
Net property, plant and equipment	562.1	572.8
OTHER ASSETS
Goodwill	982.9	991.5
Other intangibles, less accumulated amortization of $132.6 and $129.1 as of June 30, 2013 and December 31, 2012, respectively	209.6	206.3
Sundry	136.9	145.2
Total other assets	1,329.4	1,343.0
TOTAL ASSETS	$3,278.7	$3,254.9
CURRENT LIABILITIES
Current maturities of long-term debt	$1.8	$201.5
Accounts payable	338.3	285.4
Accrued expenses	213.7	218.9
Other current liabilities	76.9	25.2
Total current liabilities	630.7	731.0
LONG-TERM LIABILITIES
Long-term debt	973.9	853.9
Other long-term liabilities	158.5	158.2
Deferred income taxes	81.9	69.6
Total long-term liabilities	1,214.3	1,081.7
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	468.1	458.6
Retained earnings	2,146.3	2,109.6
Accumulated other comprehensive income	46.8	71.0
Treasury stock	(1,238.3)	(1,206.7)
Total Leggett & Platt, Inc. equity	1,424.9	1,434.5
Noncontrolling interest	8.8	7.7
Total equity	1,433.7	1,442.2
TOTAL LIABILITIES AND EQUITY	$3,278.7	$3,254.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions, except per share data)	2013	2012	2013	2012
Net sales	$1,891.5	$1,877.9	$958.8	$934.6
Cost of goods sold	1,503.5	1,512.7	759.7	747.9
Gross profit	388.0	365.2	199.1	186.7
Selling and administrative expenses	206.0	188.9	98.8	91.8
Amortization of intangibles	11.1	12.6	5.4	6.4
Other (income) expense, net	(7.0)	1.0	(3.6)	1.7
Earnings from continuing operations before interest and income taxes	177.9	162.7	98.5	86.8
Interest expense	23.7	19.1	10.9	9.6
Interest income	4.5	3.3	1.8	1.6
Earnings from continuing operations before income taxes	158.7	146.9	89.4	78.8
Income taxes	44.2	44.3	24.3	21.5
Earnings from continuing operations	114.5	102.6	65.1	57.3
Earnings from discontinued operations (net of tax)	6.9	7.3	6.8	8.1
Net earnings	121.4	109.9	71.9	65.4
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.0)	(1.0)	(.6)	(.5)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$120.4	$108.9	$71.3	$64.9
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.78	$.71	$.44	$.39
Diluted	$.77	$.70	$.44	$.39
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.05	$.05	$.05	$.06
Diluted	$.05	$.05	$.05	$.06
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.83	$.76	$.49	$.45
Diluted	$.81	$.75	$.48	$.45

Cash dividends declared per share	$.58	$.56	$.29	$.28

Average shares outstanding
Basic	145.9	143.8	145.8	144.1
Diluted	148.0	145.3	148.1	145.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Net earnings	$121.4	$109.9	$71.9	$65.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27.5)	(7.4)	(11.2)	(23.6)
Cash flow hedges	.9	(4.3)	.1	(7.2)
Defined benefit pension plans	2.5	1.8	1.1	1.0
Other comprehensive (loss) income	(24.1)	(9.9)	(10.0)	(29.8)
Comprehensive income	97.3	100.0	61.9	35.6
Less: comprehensive (income) loss attributable to noncontrolling interest	(1.1)	(.9)	(.7)	(.4)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$96.2	$99.1	$61.2	$35.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
OPERATING ACTIVITIES
Net earnings	$121.4	$109.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45.0	45.1
Amortization of intangibles and debt issuance costs	14.1	12.6
Provision for losses on accounts and notes receivable	3.2	3.5
Writedown of inventory	11.4	5.7
Asset impairment charges	2.3	1.0
Net gain from sales of assets and businesses	(7.7)	(2.6)
Deferred income tax expense (benefit)	10.5	(5.2)
Stock-based compensation	20.2	18.3
Other, net	(.3)	4.7
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(112.3)	(45.1)
Increase in inventories	(34.6)	(66.0)
Increase in other current assets	(1.4)	(3.9)
Increase in accounts payable	53.5	65.1
(Decrease) increase in accrued expenses and other current liabilities	(2.1)	3.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	123.2	146.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(41.9)	(37.3)
Purchases of companies, net of cash acquired	(10.1)	(189.8)
Proceeds from sales of assets and businesses	14.4	7.4
Other, net	(4.4)	(5.8)
NET CASH USED FOR INVESTING ACTIVITIES	(42.0)	(225.5)
FINANCING ACTIVITIES
Payments on long-term debt	(202.1)	(9.9)
Change in commercial paper and short-term debt	128.8	189.6
Dividends paid	(41.4)	(78.2)
Issuances of common stock	32.5	4.4
Purchases of common stock	(82.2)	(7.2)
Excess tax benefits from stock-based compensation	5.9	1.3
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(158.5)	100.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.5)	(2.6)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78.8)	18.2
CASH AND CASH EQUIVALENTS—January 1,	359.1	236.3
CASH AND CASH EQUIVALENTS—June 30,	$280.3	$254.5
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
The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2012.
Reclassifications
Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2013 presentation:
•In the Consolidated Statements of Operations and all related notes - Prior periods have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. (See Note 5)
2. NEW ACCOUNTING GUIDANCE
In February 2013 the Financial Accounting Standards Board (FASB) issued ASU 2013-02 "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires separate disclosure about amounts reclassified out of accumulated other comprehensive income by component. We adopted this guidance in first quarter 2013 and have included all required disclosures in Note 11.
The FASB has issued other accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the new guidance will have a material impact on our current or future financial statements.
3. INVENTORIES
About 55% of our inventories are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method.
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
The following table contains the LIFO benefit included in earnings for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
LIFO benefit	$4.8	$2.1	$2.2	$2.6

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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended June 30, 2013:
Residential Furnishings	$484.8	$4.0	$488.8	$42.4
Commercial Fixturing & Components	126.2	1.2	127.4	7.9
Industrial Materials	155.8	60.9	216.7	21.9
Specialized Products	192.0	16.4	208.4	28.4
Intersegment eliminations				(4.3)
Change in LIFO reserve				2.2
	$958.8	$82.5	$1,041.3	$98.5
Three Months Ended June 30, 2012:
Residential Furnishings	$472.4	$2.3	$474.7	$40.0
Commercial Fixturing & Components	113.7	1.2	114.9	3.1
Industrial Materials	167.3	65.9	233.2	18.3
Specialized Products	181.2	13.8	195.0	26.0
Intersegment eliminations				(3.2)
Change in LIFO reserve				2.6
	$934.6	$83.2	$1,017.8	$86.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months Ended June 30, 2013:
Residential Furnishings	$969.7	$5.9	$975.6	$84.7
Commercial Fixturing & Components	240.8	2.2	243.0	9.5
Industrial Materials	315.4	124.5	439.9	43.6
Specialized Products	365.6	29.1	394.7	44.1
Intersegment eliminations				(8.8)
Change in LIFO reserve				4.8
	$1,891.5	$161.7	$2,053.2	$177.9
Six Months Ended June 30, 2012:
Residential Furnishings	$963.0	$4.3	$967.3	$80.2
Commercial Fixturing & Components	226.9	2.2	229.1	10.3
Industrial Materials	331.9	136.5	468.4	31.0
Specialized Products	356.1	23.6	379.7	44.3
Intersegment eliminations				(5.2)
Change in LIFO reserve				2.1
	$1,877.9	$166.6	$2,044.5	$162.7

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented. Amounts for 2012 have been retrospectively adjusted to reflect discontinued operations as discussed in Note 5.

	June 30, 2013	December 31, 2012
Residential Furnishings	$587.8	$602.9
Commercial Fixturing & Components	149.9	159.1
Industrial Materials	242.8	237.1
Specialized Products	223.0	225.4
Average current liabilities included in segment numbers above	447.9	439.1
Unallocated assets (1)	1,578.2	1,685.5
Difference between average assets and period-end balance sheet	49.1	(94.2)
Total assets	$3,278.7	$3,254.9

(1)	Primarily goodwill, other intangibles, cash, LIFO reserves, deferred tax assets and businesses sold or classified as held for sale during the second quarter of 2013.

5. DISCONTINUED OPERATIONS

In the second quarter of 2013 we exited three small operations:

•
We closed our final location that produced fabricated wire components used in large home appliances, thereby discontinuing that line of business. This operation, which was previously in our Industrial Materials segment, was part of a restructuring plan that began in the fourth quarter of 2011. Tax benefits related to this business were recorded in the second quarters of both 2012 and 2013.

•
We divested the specialty trailers portion of the Commercial Vehicle Products Unit. This branch was previously part of the Specialized Products segment. No significant gains or losses were realized on the sale of this business.

•
We placed for sale a cotton-based erosion control products operation that was previously part of the Industrial Materials Segment. Charges of $1.9 were recorded in the second quarter of 2013 to reflect estimates of fair value less

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

costs to sell, including $1.5 of fixed asset impairments as discussed in Note 12. The remaining net book value of assets held for sale related to this business is $.8.

Businesses divested in prior years and related subsequent activity have also been reported as discontinued operations as follows:

•
We received a cash litigation settlement in the second quarter of 2012 associated with our former Prime Foam Products unit.  This unit was sold in March 2007 and was previously part of the Residential Furnishings segment.

The table below includes activity related to these operations:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
External sales:
Industrial Materials - fabricated wire components used in large home appliances	$4.1	$6.1	$1.2	$3.2
Specialized Products - the specialty trailers portion of the Commercial Vehicles Products Unit	.5	1.6	.1	1.0
Total external sales	4.6	7.7	1.3	4.2

Earnings (loss):
Residential Furnishings - Prime Foam Products Unit	—	3.9	—	3.9
Industrial Materials:
Fabricated wire components used in large home appliances	1.0	(.8)	.2	(.2)
Cotton-based erosion control products	(2.6)	(.6)	(2.3)	(.3)
Specialized Products - the specialty trailers portion of the Commercial Vehicles Products Unit	(.7)	(.5)	(.4)	(.1)
Earnings (loss) before interest and income taxes	(2.3)	2.0	(2.5)	3.3
Income tax benefit	9.2	5.3	9.3	4.8
Earnings from discontinued operations (net of tax)	$6.9	$7.3	$6.8	$8.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Earnings:
Earnings from continuing operations	$114.5	$102.6	$65.1	$57.3
(Earnings) attributable to noncontrolling interest, net of tax	(1.0)	(1.0)	(.6)	(.5)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	113.5	101.6	64.5	56.8
Earnings (loss) from discontinued operations, net of tax	6.9	7.3	6.8	8.1
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$120.4	$108.9	$71.3	$64.9

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	145.9	143.8	145.8	144.1
Additional dilutive shares principally from the assumed exercise of outstanding stock options	2.1	1.5	2.3	1.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	148.0	145.3	148.1	145.4

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.78	$.71	$.44	$.39
Discontinued operations	.05	.05	.05	.06
Basic EPS attributable to Leggett & Platt common shareholders	$.83	$.76	$.49	$.45
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.77	$.70	$.44	$.39
Discontinued operations	.05	.05	.05	.06
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.81	$.75	$.48	$.45

Other information:
Shares issuable under employee and non-employee stock options	6.7	11.5	6.7	11.5
Anti-dilutive shares excluded from diluted EPS computation	—	3.0	—	3.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2013		December 31, 2012
	Current	Long-term	Current	Long-term
Trade accounts receivable	$523.3	$—	$430.4	$—
Trade notes receivable	.8	2.2	1.1	2.9
Total trade receivables	524.1	2.2	431.5	2.9
Other notes receivable:
Notes received as partial payment for divestitures	.5	5.6	.5	6.1
Other	.1	4.4	.5	4.3
Income tax receivables	20.1	—	8.6	—
Other receivables	28.0	—	24.3	—
Subtotal other receivables	48.7	10.0	33.9	10.4
Total accounts and other receivables	572.8	12.2	465.4	13.3
Allowance for doubtful accounts:
Trade accounts receivable	(19.7)	—	(18.9)	—
Trade notes receivable	—	(.3)	—	(.8)
Total trade receivables	(19.7)	(.3)	(18.9)	(.8)
Other notes receivable:
Other	(.1)	(.8)	(.3)	(.6)
Total allowance for doubtful accounts	(19.8)	(1.1)	(19.2)	(1.4)
Total net receivables	$553.0	$11.1	$446.2	$11.9
Notes are evaluated individually for impairment. Our investment in notes that were past due more than 90 days was approximately $1.0 at June 30, 2013, all of which had been placed on non-accrual status; and less than $2.0 at December 31, 2012, of which approximately $1.0 had been placed on non-accrual status.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2012	2013 Charges	2013 Charge- offs, net of recoveries	Balance at June 30, 2013
Trade accounts receivable	$18.9	$3.2	$2.4	$19.7
Trade notes receivable	.8	—	.5	.3
Total trade receivables	19.7	3.2	2.9	20.0
Other notes receivable:
Other	.9	—	—	.9
Total allowance for doubtful accounts	$20.6	$3.2	$2.9	$20.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Six Months Ended June 30,		Six Months Ended June 30,
	2013		2012
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$1.0	$—	$3.2	$—
Cash payments in lieu of options	—	.8	—	.3
Stock-based retirement plans contributions	3.9	.7	3.3	.6
Discounts on various stock awards:
Deferred Stock Compensation Program	1.0	—	.6	—
Stock-based retirement plans	.7	—	.7	—
Discount Stock Plan	.5	—	.5	—
Performance Stock Unit awards (2)	3.2	3.4	3.3	—
Profitable Growth Incentive awards (1)	.5	.5	—	—
Restricted Stock Unit awards	2.6	—	1.4	—
Other, primarily non-employee directors restricted stock	.7	—	.4	—
Total stock-related compensation expense	14.1	$5.4	13.4	$.9
Employee contributions for above stock plans	6.1		4.9
Total stock-based compensation	$20.2		$18.3
Recognized tax benefits on stock-based compensation expense	$5.4		$5.1

	Three Months Ended June 30,		Three Months Ended June 30,
	2013		2012
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.5	$—	$.9	$—
Cash payments in lieu of options	—	—	—	—
Stock-based retirement plans contributions	1.6	.2	1.4	.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.3	—	.1	—
Stock-based retirement plans	.2	—	.2	—
Discount Stock Plan	.2	—	.3	—
Performance Stock Unit awards (2)	1.6	(.9)	1.6	.1
Profitable Growth Incentive awards (1)	.3	.3	—	—
Restricted Stock Unit awards	.9	—	.6	—
Other, primarily non-employee directors restricted stock	.2	—	.2	—
Total stock-related compensation expense	5.8	$(.4)	5.3	$.3
Employee contributions for above stock plans	2.9		2.5
Total stock-based compensation	$8.7		$7.8
Recognized tax benefits on stock-based compensation expense	$2.3		$2.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Starting in 2013, options are only offered in conjunction with the Deferred Compensation Program. In addition, certain key management employees participate in a new Profitable Growth Incentive (PGI) program. Options for other employees have been replaced with either cash awards or RSUs as offered in 2011 and 2012.
The PGI awards are issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's Revenue Growth adjusted by a GDP factor when applicable and EBITDA Margin of the Company or applicable profit center at the end of a two-year performance period. The 2013 base PGI award was 130,920 shares. We intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are adjusted to fair value at each reporting period.

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

	Six Months Ended June 30,
	2013	2012
Total shares base award	234,117	282,040
Grant date per share fair value	$27.60	$23.79
Risk-free interest rate	.4%	.4%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	29.1%	35.0%
Expected dividend yield (over expected life)	4.2%	4.8%
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. ACQUISITIONS
The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration paid for prior years’ acquisitions. We are finalizing all the information required to complete the purchase price allocations related to certain recent acquisitions and do not anticipate any material modifications.

	Six Months Ended June 30,
	2013	2012
Accounts receivable	$1.5	$8.8
Inventory	1.5	18.9
Property, plant and equipment	2.0	12.0
Goodwill (1)	5.2	54.3
Other intangible assets	4.0	102.4
Other current and long-term assets	.1	.6
Current and long-term liabilities	(4.3)	(7.3)
Additional consideration for prior years’ acquisitions	.1	.1
Net cash consideration	$10.1	$189.8
(1) Goodwill associated with the 2013 acquisition is not expected to provide an income tax benefit. Goodwill associated with the 2012 acquisitions is expected to provide an income tax benefit.
The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2013	1	Industrial Materials	Tubing for the aerospace industry
June 30, 2012	2	Industrial Materials	Tubing for the aerospace industry; Tube fabrication
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

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At June 30, 2013, there was no material remaining consideration payable.
10. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2013 employer contributions are not significantly different than the $1.5 previously reported at December 31, 2012.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Components of net pension expense
Service cost	$1.7	$1.4	$.8	$.7
Interest cost	6.0	6.3	3.0	3.1
Expected return on plan assets	(7.6)	(7.3)	(3.8)	(3.6)
Recognized net actuarial loss	3.2	3.1	1.7	1.5
Net pension expense	$3.3	$3.5	$1.7	$1.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Six Months Ended June 30, 2013
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2013	$1,442.2	$2,109.6	$460.6	$(1,206.7)	$7.7	$71.0
Net earnings	121.4	121.4	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.0)	—	—	1.0	—
Dividends declared	(82.6)	(83.7)	1.1	—	—	—
Treasury stock purchased	(90.0)	—	—	(90.0)	—	—
Treasury stock issued	46.2	—	(12.2)	58.4	—	—
Foreign currency translation adjustments	(27.5)	—	—	—	.1	(27.6)
Cash flow hedges, net of tax	.9	—	—	—	—	.9
Defined benefit pension plans, net of tax	2.5	—	—	—	—	2.5
Stock options and benefit plan transactions, net of tax	20.6	—	20.6	—	—	—
Ending balance, June 30, 2013	$1,433.7	$2,146.3	$470.1	$(1,238.3)	$8.8	$46.8

	Six Months Ended June 30, 2012
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2012	$1,307.7	$2,027.4	$458.9	$(1,254.3)	$10.5	$65.2
Net earnings	109.9	109.9	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.0)	—	—	1.0	—
Dividends declared	(78.6)	(80.7)	2.1	—	—	—
Treasury stock purchased	(9.0)	—	—	(9.0)	—	—
Treasury stock issued	11.4	—	(19.3)	30.7	—	—
Foreign currency translation adjustments	(7.4)	—	—	—	(.1)	(7.3)
Cash flow hedges, net of tax	(4.3)	—	—	—	—	(4.3)
Defined benefit pension plans, net of tax	1.8	—	—	—	—	1.8
Stock options and benefit plan transactions, net of tax	15.5	—	15.5	—	—	—
Ending balance, June 30, 2012	$1,347.0	$2,055.6	$457.2	$(1,232.6)	$11.4	$55.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$163.5	$(25.5)	$(67.0)	$71.0
Other comprehensive income (loss) before reclassifications, pretax	(27.5)	(.6)	.5	(27.6)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.2	3.2	3.4
Interest expense	—	2.0	—	2.0
Subtotal of reclassifications, pretax	—	2.2	3.2	5.4
Other comprehensive income (loss), pretax	(27.5)	1.6	3.7	(22.2)
Income tax effect	—	(.7)	(1.2)	(1.9)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Balance June 30, 2013	$135.9	$(24.6)	$(64.5)	$46.8

Balance January 1, 2012	$147.6	$(21.5)	$(60.9)	$65.2
Other comprehensive income (loss) before reclassifications, pretax	(8.1)	(8.3)	(.2)	(16.6)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	1.3	3.1	4.4
Other income/expense, net	.7	—	—	.7
Subtotal of reclassifications, pretax	.7	1.3	3.1	5.1
Other comprehensive income (loss), pretax	(7.4)	(7.0)	2.9	(11.5)
Income tax effect	—	2.7	(1.1)	1.6
Attributable to noncontrolling interest	.1	—	—	.1
Balance June 30, 2012	$140.3	$(25.8)	$(59.1)	$55.4
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Items measured at fair value on a recurring basis

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$155.5	$—	$155.5
Derivative assets	—	.4	—	.4
Diversified investments associated with the Executive Unit Stock Program (ESUP)	10.6	—	—	10.6
Total assets	$10.6	$155.9	$—	$166.5
Liabilities:
Derivative liabilities	$.2	$2.0	$—	$2.2
Liabilities associated with the ESUP	10.5	—	—	10.5
Total liabilities	$10.7	$2.0	$—	$12.7

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$125.6	$—	$125.6
Derivative assets	—	1.2	—	1.2
Diversified investments associated with the ESUP	7.0	—	—	7.0
Total assets	$7.0	$126.8	$—	$133.8
Liabilities:
Derivative liabilities	$.5	$1.3	$—	$1.8
Liabilities associated with the ESUP	7.1	—	—	7.1
Total liabilities	$7.6	$1.3	$—	$8.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $830 carrying value by $10 at June 30, 2013 and $46 greater than its $1,030 carrying value at December 31, 2012. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.
Goodwill
We perform an annual review for potential goodwill impairment in June of each year and as triggering events occur. The goodwill impairment review performed in June 2013 indicated no goodwill impairments.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2013 review are presented in the table below. The 10-25% category below includes information for two reporting units (Store Fixtures and Commercial Vehicle Products). The fair value of each of these units exceeded its book value by 24% and 14%, respectively, at June 30, 2013.

Percentage of fair value in excess of carrying value	June 30, 2013 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$184.9	3.3%	-	4.2%	3%	10.0%	-	10.5%
25%+	798.0	1.5%	-	5.0%	3%	8.0%	-	10.0%
	$982.9	1.5%	-	5.0%	3%	8.0%	-	10.5%
Fixed Assets
We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairment for the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Continuing operations	$.8	$.1	$.6	$—
Discontinued operations	1.5	.9	1.5	.9
Total asset impairments	$2.3	$1.0	$2.1	$.9
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
Derivatives Not Qualifying for Hedge Accounting Treatment
At June 30, 2013 and December 31, 2012, we had a limited number of derivative transactions that did not qualify for hedge accounting treatment. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying hedged item.
We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Maturity	Total USD Equivalent Notional Amount	As of June 30, 2013
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$.8	$—	$.2	$—
Currency Hedges:
Future USD sales of Canadian subsidiaries	Dec 2014	66.5	.1	.6	.3
Future USD sales of Chinese subsidiaries	May 2014	41.4	.2	—	—
Future EUR sales of Chinese subsidiary	Dec 2013	2.0	.1	—	—
Future JPY sales of Chinese subsidiaries	May 2014	4.1	—	.2	—
Total cash flow hedges			.4	1.0	.3
Fair value hedges:
ZAR asset on a USD subsidiary	July 2013	18.5	—	.5	—
USD inter-company note receivables on a Switzerland subsidiary	Nov 2013	14.5	—	.4	—
Total fair value hedges			—	.9	—
			$.4	$1.9	$.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Maturity	Total USD Equivalent Notional Amount	As of December 31, 2012
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$1.7	$—	$.5
Currency Hedges:
Future USD sales of Canadian subsidiaries	Dec 2013	22.2	.5	—
Future USD sales of Chinese subsidiaries	Dec 2013	16.7	—	.1
Future USD cost of goods sold of European subsidiary	Dec 2013	7.9	—	.2
Total cash flow hedges			.5	.8
Fair value hedges:
ZAR asset on a USD subsidiary	Jan 2013	21.2	—	.9
USD inter-company note receivable on a European subsidiary	Feb 2013	3.5	—	.1
USD inter-company note receivable on a Switzerland subsidiary	Jan 2013	14.5	.7	—
Total fair value hedges			.7	1.0
			$1.2	$1.8
The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30
		2013	2012	2013	2012
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$.2	$1.5	$—	$.7
Interest rate cash flow hedges	Interest Expense	2.0	—	1.0	—
Foreign currency cash flow hedges	Net Sales	(.5)	(.2)	(.3)	(.1)
Foreign currency cash flow hedges	Cost of goods sold	—	(.2)	—	(.2)
Foreign currency cash flow hedges	Other (income) expense, net	.1	.1	.1	—
Total cash flow hedges		1.8	1.2	.8	.4
Fair value hedges	Other (income) expense, net	(2.0)	—	(.9)	.6
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable - USD denominated subsidiary	Other (income) expense, net	—	(.8)	—	(1.4)
Hedge of EUR inter-company note receivable - USD denominated subsidiary	Interest Expense	—	.1	—	.1
Total derivative instruments		$(.2)	$.5	$(.1)	$(.3)

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
On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On November 28, 2012, the Missouri Court of Appeals reversed the trial court's dismissal finding that plaintiff sufficiently pleaded it would be futile to make demand on the Board and shareholders. The Court of Appeals did not address the other grounds that had been raised in the motions to dismiss. We filed a request for transfer to the Missouri Supreme Court on December 12, 2012, which was denied by the Court of Appeals. On January 3, 2013, we filed a transfer petition to the Missouri Supreme Court. On February 26, 2013, the Missouri Supreme Court denied our request. The case was sent back to Jasper County, Missouri for further proceedings. At the parties' request, on June 4, 2013, the circuit court stayed all proceedings to allow the parties to mediate the dispute.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011; and an indirect purchaser class action case filed on May 23, 2011; (c) 38 individual direct purchaser cases filed between March 22, 2011 and June 20, 2013; and (d) two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 and the other on April 11, 2013. All of the pending U.S. federal cases in which we have been named as a defendant, have been filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.

In the U.S. actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser and indirect purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is underway in the U.S. actions. Motions for class certification have been filed on behalf of both direct and indirect purchasers. A hearing on the motions is expected to be held in December 2013.
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
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff seeks unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced and plaintiff has filed a motion for class certification.
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, we cannot estimate the amount or range of potential loss, if any, because, at this juncture of the proceedings; discovery is incomplete (class certification issues are not yet ripe, all expert liability reports have not been exchanged); and because the litigation involves unsettled legal theories.
Brazilian Value-Added Tax Matters
On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of approximately $3.3, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of approximately $5.8 under MPF Case No. 0811000.2011.00438 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. The Brazilian Revenue Office, on June 13, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P appealed this decision on July 8, 2013. It is possible that we may receive an additional notice of violation for years 2011 and 2012.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking approximately $2.5 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P responded to this special appeal on January 24, 2013.
We were also informed on October 4, 2012 that the State of Sao Paulo issued an Auto-Infringement and Imposition of a Fine dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of approximately $2.1 for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On June 21, 2013, the State of Sao Paulo's attorneys converted the Auto-Infringement and Imposition of a Fine No. 4.003.484 to a fiscal execution action against L&P Brazil in the amount of approximately $2.8, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil has yet to file its response, but intends to deny the allegations.
On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of approximately $.6, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation on January 17, 2013.
On February 1, 2013, the Brazilian Finance Ministry filed suit against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 of social contributions (social security and social assistance payments). L&P Brazil filed its response on July 11, 2013, denying the allegations. L&P Brazil argued the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters).
We deny all of the allegations in these actions. We believe that we have valid bases upon which to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to many uncertainties. At this time, we do not believe it is probable that this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Patent Infringement Claim
On January 24, 2012, in a case in the United States District Court for the Central District of California, a jury returned a verdict against us in the amount of $5 based upon an allegation by plaintiff that we infringed three patents on an automatic stapling machine and on methods used to assemble box springs. This action was originally filed on October 4, 2010, as case number CV10-7416 RGK (SSx) under the caption Imaginal Systematic, LLC v. Leggett & Platt, Incorporated; Simmons Bedding Company; and Does 1 through 10, inclusive. Leggett is contractually obligated to defend and indemnify Simmons Bedding Company against a claim for infringement.
On summary judgment motions, we unsuccessfully disputed each patent’s validity and denied that we infringed any patent. At the jury trial on damages issues, the plaintiff alleged damages of $16.2. The court denied plaintiff’s attempt to win an attorney fee award and triple the pre-verdict damages.
On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals. Oral argument was held on February 6, 2013 before a three judge appeal panel in the Federal Circuit in Washington D.C. On February 14, 2013, the Court of Appeals issued a judgment affirming the $5 verdict against us, which was fully accrued for in the first quarter of

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2013 and then paid in the second quarter of 2013. We filed a petition for a rehearing of the Court of Appeals decision on March 18, 2013, which was denied by the Court of Appeals.
The plaintiff requested royalties for post-verdict use of the machines, which to date approximate $2, and requested pre-judgment interest in the amount of $.7. On July 3, 2013, the District Court ruled that the plaintiff was not entitled to additional ongoing royalties for our continued use of the machines, but did award pre-judgment interest of approximately $.5. On August 2, 2013, both parties filed a notice of appeal of this order to the Federal Circuit Court of Appeals. We also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue. The Patent Office examiner ruled in our favor on the pertinent claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second patent, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner's decision upheld the validity of all claims. All three of these proceedings were appealed to the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe that the machines currently use the feature alleged to have infringed the third patent. On April 25, 2013, the plaintiff filed a petition to terminate all re-examination proceedings based on the final ruling of the Federal Circuit Court of Appeals. We have opposed that petition.
On July 29, 2013, the plaintiff filed a second lawsuit in the United States District Court for the Central District of California, Case No. CV13-05463 alleging that we have continued to infringe the three patents on an automatic stapling machine and the methods used to assemble box springs, and that the plaintiff is entitled to additional damages. Our answer is not yet due. However, we intend to vigorously defend ourselves.
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
Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated approximately 48% of total sales during the first half of 2013.
Commercial Fixturing & Components: Operations in this segment, which contributed approximately 12% of first half 2013 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.
Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated approximately 21% of our total sales during the first half of 2013.
Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 19% of first half 2013 total sales.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At June 30, 2013, for the three-year measurement period that began January 1, 2011, we have so far (over the last 31 months) generated annual average TSR of 19%, compared to TSR of 13% for the S&P 500 index; accordingly, our TSR performance ranks in the top one-third of the S&P 500 companies over this time period.
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

Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 10%-15%), these products represent a much larger portion of the total market in dollars (approximately 25%-30%) due to their higher average selling prices. We expect the demand for these products to continue to grow. Some of our traditional bedding customers are now offering mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products, which allow our bedding customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring, are being well received by consumers.

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
Restructuring
There were no significant restructuring-related costs incurred in either the first six months or second quarters of 2013 or 2012.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Second quarter sales from continuing operations were $959 million, a 3% (or $24 million) increase versus the prior year. Same location sales increased 2% during the quarter, with a 3% increase in unit volume partially offset by lower trade sales from our rod mill. Unit volume growth was largely driven by strength in Carpet Underlay, Store Fixtures, Automotive, and Commercial Vehicle Products. Acquisitions increased sales by nearly 1%.
EBIT (earnings before interest and income taxes) improved 13% during the quarter, primarily from higher unit volumes.
Earnings per share (EPS) from continuing operations for the second quarter were $.44 per diluted share, an increase of 13% compared to $.39 during the second quarter of 2012.
During the second quarter we exited three small operations and, as a result, recorded an EPS benefit of $.05 per share in discontinued operations, primarily driven by taxes. These three operations collectively generated only about $15 million of annual sales in 2012, but posted slightly negative EBIT.
Six Months Ended June 30, 2013:
Sales from continuing operations increased 1%, to $1.89 billion in the first half of 2013, versus $1.88 billion for the same period of 2012. Same location sales were flat, with a 1% increase in unit volumes offset by lower trade sales from our rod mill. Acquisitions added 1% to sales for the six-month period.
EBIT improved 9%, primarily a result of slightly higher unit volumes, cost improvements and a favorable U.S. Spring product mix. These improvements were partially offset by a higher accrual for our TSR-driven and other stock-based incentive compensation plans, which was primarily due to the significant increase in stock price from $27 to $34 during the first quarter of 2013.
EPS from continuing operations for the first half of 2013 were $.77 per diluted share, and increase of 10% compared to $.70 during the first half of 2012.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 55% of our inventories to the last-in, first-out (LIFO) method.

For the full year 2013, we estimate a LIFO benefit of $9.5 million. This estimate incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO will be reflected in the remaining quarters.

The following table contains the LIFO benefit included in earnings for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
LIFO benefit	$4.8	$2.1	$2.2	$2.6
Interest Expense and Income Taxes
Second quarter 2013 interest expense was higher than in the second quarter of 2012 primarily due to the issuance in August 2012 of $300 million of long-term notes, offset in part by the maturity on April 1, 2013 of $200 million notes. Interest expense for the full year 2013 is expected to approximate 2012 levels.
The reported second quarter consolidated worldwide effective tax rate on continuing operations was 27%, unchanged from 27% reported for the same quarter last year. We anticipate that the effective tax rate on continuing operations for the remainder of 2013 to approximate 30%, but that is contingent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the effect of tax law changes and prudent tax planning strategies, and the impact of tax audits and other discrete items.
Discussion of Segment Results
Second Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables. Reported amounts for 2012 have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. For further information about discontinued operations, see Note 5 on page 8 of the Notes to Consolidated Condensed Financial Statements.

(Dollar amounts in millions)	Three Months ended June 30, 2013 Net Sales	Three Months ended June 30, 2012 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$488.8	$474.7	$14.1	3.0%	2.7%
Commercial Fixturing & Components	127.4	114.9	12.5	10.9	10.9
Industrial Materials	216.7	233.2	(16.5)	(7.1)	(9.2)
Specialized Products	208.4	195.0	13.4	6.9	6.9
Total	1,041.3	1,017.8	23.5	2.3
Intersegment sales	(82.5)	(83.2)	.7
External sales	$958.8	$934.6	$24.2	2.6%	1.9%

	Three Months ended June 30, 2013 EBIT	Three Months ended June 30, 2012 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended June 30, 2013	Three Months ended June 30, 2012
Residential Furnishings	$42.4	$40.0	$2.4	6.0%	8.7%	8.4%
Commercial Fixturing & Components	7.9	3.1	4.8	154.8	6.2	2.7
Industrial Materials	21.9	18.3	3.6	19.7	10.1	7.8
Specialized Products	28.4	26.0	2.4	9.2	13.6	13.3
Intersegment eliminations & other	(4.3)	(3.2)	(1.1)
Change in LIFO reserve	2.2	2.6	(.4)
Total	$98.5	$86.8	$11.7	13.5%	10.3%	9.3%

(1)	The change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Second quarter sales in this segment increased $14 million, or 3%, from higher unit volumes in certain product categories and raw material related price increases in Carpet Underlay.
In our U.S. Spring business, sales increased 2% in the quarter. Innerspring unit volumes decreased 1%, however growth in the Comfort Core innerspring category continued, with those units up 13% during the quarter. Our boxspring volume growth outpaced the market, with units up 12%. Furniture component sales decreased 2% in the second quarter. Volume in our seating and sofa sleeper businesses grew 6%, but was more than offset by an 8% decrease in motion hardware unit volume. Adjustable Bed units were down 14% in the quarter. In Carpet Underlay, sales increased significantly in the quarter from higher unit volume and price increases implemented to recover higher raw material costs.
    Second quarter EBIT increased $2 million versus the second quarter of 2012. The benefit from higher unit volumes, favorable product mix in U.S. Spring and gains from building sales were partially offset by margin compression in our Fabric Converting business.
Commercial Fixturing & Components
Total sales increased $13 million, or 11%, during the quarter, all from same location sales. As expected, strong program shipments in Store Fixtures drove 17% sales growth in that business. In Office Furniture Components, volume was down slightly during the quarter.
EBIT increased $5 million versus the second quarter of 2012, reflecting higher sales and the absence of last year's $2 million restructuring-related expense.
Industrial Materials
Total sales decreased $17 million, or 7%. Same location sales declined 9%, due in roughly equal parts to reduced trade sales at our rod mill and steel-related price deflation.
The decrease in trade sales of steel rod during the quarter was more than offset by an increase in intercompany rod sales, and the rod mill continues to run at 100% capacity utilization. A change in the mix of rod sales from trade to intercompany is generally positive to earnings since that change tends to also shift the production mix to higher-value high carbon rods.
EBIT improved by $4 million, primarily due to the absence of last year's $2 million acquisition-related costs, gains from equipment sales, and earnings from small acquisitions.
Specialized Products
Total sales increased $13 million, or 7%, during the quarter. Automotive sales increased 6%, with strong growth in Asia and North America partially offset by lower demand in Europe. We also experienced strong sales growth and improving performance in Commercial Vehicle Products. Machinery volume increased slightly.
EBIT improved $2 million during the quarter, primarily from higher sales.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. During the second quarter of 2013, we exited three small operations. Discontinued operations earnings were $6.8 million in the three months ended June 30, 2013 and $8.1 million in the three months ended June 30, 2012. Amounts in both years were primarily attributable to tax-driven benefits. The second quarter of 2012 also includes a $2.4 million gain from a litigation settlement associated with a previously divested business. For further information about discontinued operations, see Note 5 on page 8 of the Notes to Consolidated Condensed Financial Statements.
Six-Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables. Reported amounts for 2012 have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. For further information about discontinued operations, see Note 5 on page 8 of the Notes to Consolidated Condensed Financial Statements.

(Dollar amounts in millions)	Six Months ended June 30, 2013 Net Sales	Six Months ended June 30, 2012 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$975.6	$967.3	$8.3	.9%	.6%
Commercial Fixturing & Components	243.0	229.1	13.9	6.1	6.1
Industrial Materials	439.9	468.4	(28.5)	(6.1)	(8.2)
Specialized Products	394.7	379.7	15.0	4.0	4.0
Total	2,053.2	2,044.5	8.7	.4
Intersegment sales	(161.7)	(166.6)	4.9
External sales	$1,891.5	$1,877.9	$13.6	.7%	.1%

	Six Months ended June 30, 2013 EBIT	Six Months ended June 30, 2012 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Six Months ended June 30, 2013	Six Months ended June 30, 2012
Residential Furnishings	$84.7	$80.2	$4.5	5.6%	8.7%	8.3%
Commercial Fixturing & Components	9.5	10.3	(.8)	(7.8)	3.9	4.5
Industrial Materials	43.6	31.0	12.6	40.6	9.9	6.6
Specialized Products	44.1	44.3	(.2)	(0.5)	11.2	11.7
Intersegment eliminations & other	(8.8)	(5.2)	(3.6)
Change in LIFO reserve	4.8	2.1	2.7
Total	$177.9	$162.7	$15.2	9.3%	9.4%	8.7%

(1)	The change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Sales in this segment increased $8 million, or 1%, primarily from raw material related price increases in Carpet Underlay and higher unit volumes in certain product categories.
EBIT increased $5 million, primarily due to a $3 million gain related to a hurricane insurance claim, favorable product mix in U.S. Spring, and the earnings benefit from slightly higher unit volumes.
Commercial Fixturing & Components
Total sales increased $14 million, or 6%, during the first half of 2013, all from same location sales. Store Fixtures sales grew, but were partially offset by a sales decrease in Office Furniture Components.
EBIT decreased $1 million, as the earnings benefit from higher Store Fixtures sales was more than offset by lower sales of office furniture components.
Industrial Materials
Total sales decreased $29 million, or 6%. Same location sales declined 8%, due in roughly equal parts to lower trade sales at our rod mill and steel-related price deflation.
EBIT increased $13 million versus the same period of 2012, primarily due to the absence of last year's $6 million of acquisition-related charges, and cost improvements.

Specialized Products
Total sales increased $15 million, or 4% during the six-month period of 2013, from demand strength in Automotive and Commercial Vehicle Products.
EBIT was roughly level with the same period last year, with the benefit from higher sales and cost improvements offset by a $5 million charge related to a patent infringement verdict.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. During the second quarter of 2013, we exited three small operations. Discontinued Operations earnings were $6.9 million in the first six months of 2013 and $7.3 million in the first six months of 2012. Amounts in both years were primarily attributable to tax-driven benefits. The second quarter of 2012 also includes a $2.4 million gain from a litigation settlement associated with a previously divested business. For further information about discontinued operations, see Note 5 on page 8 of the Notes to Consolidated Condensed Financial Statements.

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

LIQUIDITY AND CAPITALIZATION
Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2013, we expect cash flow from operations to exceed $350 million. Net debt to net capital decreased slightly from 29.4% at year-end 2012 to 29.3% as of June 30, 2013. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at June 30, 2013 and December 31, 2012 is presented on page 34.
Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity. We also invest to support new product introductions and specific product categories that are rapidly growing. However, with excess productive capacity across our operations (from continued low demand levels), we have reduced spending on expansion projects. We expect capital expenditures of approximately $85 million in 2013.
Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions within our growth businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During 2008 through 2010, acquisitions were a lower priority as we primarily focused on improving margins and returns of our existing businesses. In 2011, we again turned our focus to acquisitions, and began actively soliciting opportunities while maintaining our screening discipline. In January 2012, we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets. Western established for us a strong competitive position in the higher return, higher growth aerospace market. In May 2013, we added to this platform with the acquisition of a small U.K.-based aerospace tube fabrication business.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. During 2012, we declared four quarterly dividends, but paid five, given our decision to accelerate into December 2012 the dividend typically paid in January 2013 (of $41 million) in anticipation of individual tax rate increases. In 2013, we expect to return to our prior practice, and pay the fourth quarter dividend in 2014. Therefore, the cash requirement for dividends in 2013 will be lower, at approximately $125 million.
Maintaining and increasing the dividend remains a high priority. In May 2013, our Board of Directors declared a quarterly dividend of $.29 per share. 2013 marks our 42nd consecutive annual dividend increase, at an average compound annual growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been declining in recent years, but is still within our target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2013, we repurchased 1.2 million shares of our stock and issued .3 million shares. The number of shares outstanding decreased .9 million during the quarter, to 141.9 million. For the first half of the year, we issued 2.7 million shares and repurchased 2.9 million shares. Approximately two-thirds of the stock issuance reflects employee stock option exercises in response to higher stock price.
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
Cash from operations for the six months ended June 30, 2013 was $123 million compared to $146 million for the same period last year. This decrease was consistent with our internal expectations, and results primarily from changes in working capital, with the largest impact from an increase in accounts receivable since the beginning of the year. We continue to closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.5% of annualized sales, well below our 15% target. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement.

(Amounts in millions)	June 30, 2013	December 31, 2012
Current assets	$1,387	$1,339
Current liabilities	(631)	(731)
Working capital	756	608
Cash and cash equivalents	(280)	(359)
Current debt maturities	2	202
Adjusted working capital	$478	$451
Annualized sales (1)	$3,836	$3,400
Adjusted working capital as a percent of annualized sales	12.5%	13.3%

(1)
Annualized sales equal 2nd quarter sales ($959 million) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Working Capital Trends
The following chart presents key working capital trends for the last five quarters:

(Dollar amounts in millions)	Jun-12	Sep-12	Dec-12	Mar-13	Jun-13
Trade Receivables, net	$512.4	$559.3	$412.6	$495.7	$504.4
Inventory, net	$517.6	$471.2	$489.0	$502.5	$510.4
Accounts Payable	$320.2	$292.0	$285.4	$320.0	$338.3

(1)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

•
Days Sales Outstanding (DSO): Changes in the quarterly DSO reflect normal seasonal fluctuations due to the timing of cash collections and other factors. Accelerated payments by some of our large customers in late 2012 resulted in much lower levels of accounts receivable at year-end. In the first quarter, receivables returned to more normal levels, with DSO back to 48 days at the end of June, which is in line with the same quarter last year. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. In the first six months of 2013, we incurred $3.2 million of bad debt expense as compared to $3.5 million in the first six months of 2012.

•
Days Inventory Outstanding (DIO): Our DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. After inventory increased at year-end 2012 primarily due to decisions to take advantage of temporarily lower commodity costs, inventory has since returned to more normal levels. During the first six months of 2013, we recognized expense of $7.7 million associated with obsolete and slow moving inventories as compared to $5.7 million in the first six months of 2012.

•
Days Payable Outstanding (DPO): Changes in the DPO reflected in the table above are the result of normal fluctuation in our operating activity. We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our DPO by more than ten days.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2013	December 31, 2012
Long-term debt outstanding:
Scheduled maturities	$853	$854
Average interest rates*	4.6%	4.7%
Average maturities in years*	5.2	4.9
Revolving credit/commercial paper	121	—
Total long-term debt	974	854
Deferred income taxes and other liabilities	240	228
Shareholders’ equity and noncontrolling interest	1,434	1,442
Total capitalization	$2,648	$2,524
Unused committed credit:
Long-term	$479	$600
Short-term	—	—
Total unused committed credit	$479	$600
Current maturities of long-term debt	$2	$202
Cash and cash equivalents	$280	$359
Ratio of earnings to fixed charges**	5.8 x	6.1 x

*	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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
We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures to monitor our financial leverage.

(Amounts in millions)	June 30, 2013	December 31, 2012
Debt to total capitalization:
Long-term debt	$974	$854
Current debt maturities	2	202
Cash and cash equivalents	(280)	(359)
Net debt	$696	$697
Total Capitalization	$2,648	$2,524
Current debt maturities	2	202
Cash and cash equivalents	(280)	(359)
Net capitalization	$2,370	$2,367
Long-term debt to total capitalization	36.8%	33.8%
Net debt to net capitalization	29.3%	29.4%

Total debt (which includes long-term debt and current debt maturities) decreased $80 million from year-end 2012 levels from the maturity of $200 million in notes discussed below partially offset by an increase in commercial paper borrowing.
In August 2012, we issued $300 million aggregate principal of 10-year notes at an interest rate of 3.4% per year. As a part of this issuance, we also unwound the $200 million forward starting interest rate swaps we had entered into during 2010 and recognized a loss of approximately $43 million, which will be amortized over the life of the notes. This results in a fully weighted effective interest rate of 5.0% associated with the notes.
On April 1, 2013, we repaid $200 million of 4.7% notes that matured. To fund a portion of the payoff, we issued $100 million of commercial paper.
Short Term Borrowings
We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 13 lenders. This agreement was renewed in 2011, with a five-year term ending in 2016. The credit agreement allows us to issue total letters of credit up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2013	December 31, 2012
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(121)	—
Letters of credit issued under the credit agreement	—	—
Total program usage	(121)	—
Total program available	$479	$600
The average and maximum amount of commercial paper outstanding during the second quarter of 2013 was $163 million and $190 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $68 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.
With operating cash flows, our commercial paper program, and our ability to issue debt in the capital markets, we had more than sufficient funds available to repay maturing debt, and have sufficient capital resources to support our ongoing operations, pay dividends, fund future growth and repurchase stock.
Accessibility of Cash
At June 30, 2013 we had cash and cash equivalents of $280 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we could incur incremental taxes of up to $48 million. In 2011, we brought back an additional $89 million of cash, and in 2012 we brought back $50 million, in each case at no added tax cost.
NEW ACCOUNTING STANDARDS
In February 2013 the Financial Accounting Standards Board (FASB) issued ASU 2013-02 "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires separate disclosure about amounts reclassified out of accumulated other comprehensive income by component. We adopted this guidance in first quarter 2013 and have included all required disclosures in Note 11.
The FASB has also issued other accounting guidance effective for current and future periods (that we have not yet adopted), but we do not believe any of the new guidance will have a material impact on our current or future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $830 million carrying value by $10 million at June 30, 2013 and was greater than its $1,030 million carrying value by $46 million at December 31, 2012. The fair value of fixed rate debt at June 30, 2013 and December 31, 2012 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.

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
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $918 million at June 30, 2013, compared to $946 million at December 31, 2012.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of June 30, 2013 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2013, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 14 beginning on page 21 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
Environmental Matter Involving Potential Monetary Sanctions of $100,000 or More
On March 27, 2013, Region 5 of the U.S. Environmental Protection Agency issued a Notice of Violation ("NOV") alleging that our subsidiary, Sterling Steel Company, violated the Clean Air Act and the Illinois State Implementation Plan currently in place. Sterling operates a steel rod mill in Sterling, Illinois. The NOV alleges that Sterling, since 2008, has exceeded the allowable annual particulate matter and manganese emission limits for its arc furnace. Sterling requested a conference with the EPA to discuss the alleged violations. The conference was held on May 20, 2013.
On July 23, 2013, the EPA issued a Finding of Violation alleging that Sterling violated the opacity limitations of its air permit and Federal and state regulations. A conference to discuss the Finding of Violation is expected to be scheduled in the third quarter.
Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. The EPA did not specify any amount of penalty or injunctive relief being sought in the NOV, Finding of Violation or in the first conference. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.
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

(Dollar amounts in millions)	June 30, 2013 Book Value	% of Total Assets
Goodwill	$982.9
Other intangibles	209.6
Total goodwill and other intangibles	$1,192.5	36%
Net property, plant and equipment	$562.1
Other long-lived assets	136.9
Total net property, plant and equipment and other long- lived assets	$699.0	21%
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
The annual goodwill impairment review performed in June 2013 indicated no goodwill impairments, but fair market value for two of our ten reporting units (Store Fixtures and Commercial Vehicle Products) exceeded book value by approximately 24% and 14%, respectively. The fair market values of all other reporting units exceeded book value by more than 45%. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur impairment charges, which could negatively impact our earnings.
The goodwill associated with the Store Fixtures reporting unit was approximately $109 million at June 30, 2013. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Although recent performance has met expectations, the predictability of future results is less certain than that of our other reporting units due to the project nature of this business. If we are not able to maintain recent performance levels, future impairments could be possible.

As part of our ongoing strategic planning process to help guide decisions regarding business unit roles, we are currently reviewing the Commercial Vehicle Products (CVP) Group in the Specialized Products Segment.  Although future plans for this group have not yet been finalized, we are exploring possible strategic alternatives, one of which is the possibility of divesting this business.   As we work through the future expectations and various scenarios related to this business,  the assumptions used in estimating fair value for this group could change significantly, and future impairments could be possible. The goodwill associated with the CVP group was approximately $76 million at June 30, 2013.

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2013 goodwill review are presented in the table below.

Percentage of fair value in excess of carrying value	June 30, 2013 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$184.9	3.3%	-	4.2%	3%	10.0%	-	10.5%
25%+	798.0	1.5%	-	5.0%	3%	8.0%	-	10.0%
	$982.9	1.5%	-	5.0%	3%	8.0%	-	10.5%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month during the second quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2013	121,661	$32.31	121,661	8,727,262
May 2013	542,531	$33.14	489,712	8,237,550
June 2013	559,008	$31.37	559,008	7,678,542
Total	1,223,200	$32.25	1,170,381

(1)
This number includes 52,819 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeited stock units during the quarter.

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

Exhibit 10.1*	-	Summary Sheet of Director Compensation.

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)
Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 8, 2013	By:	/s/ DAVID S. HAFFNER
David S. Haffner Chief Executive Officer

DATE: August 8, 2013	By:	/s/ MATTHEW C. FLANIGAN
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

Exhibit 10.1*	Summary Sheet of Director Compensation.

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):
(i)
Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (v) Notes to Consolidated Condensed Financial Statements.