Form 10-Q
period 2013-09-30
LEGGETT & PLATT INC
filed 2013-11-06
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 18, 2013: 141,211,179

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2013	December 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$298.9	$359.1
Trade receivables, net	536.3	412.6
Other receivables, net	38.4	33.6
Inventories
Finished goods	250.9	275.7
Work in process	59.4	55.0
Raw materials and supplies	239.8	229.4
LIFO reserve	(61.2)	(71.1)
Total inventories, net	488.9	489.0
Other current assets	45.4	44.8
Total current assets	1,407.9	1,339.1
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,182.3	1,161.7
Buildings and other	613.2	603.2
Land	46.2	45.3
Total property, plant and equipment	1,841.7	1,810.2
Less accumulated depreciation	1,261.8	1,237.4
Net property, plant and equipment	579.9	572.8
OTHER ASSETS
Goodwill	992.2	991.5
Other intangibles, less accumulated amortization of $131.9 and $129.1 as of September 30, 2013 and December 31, 2012, respectively	210.7	206.3
Sundry	114.4	145.2
Total other assets	1,317.3	1,343.0
TOTAL ASSETS	$3,305.1	$3,254.9
CURRENT LIABILITIES
Current maturities of long-term debt	$1.1	$201.5
Accounts payable	326.2	285.4
Accrued expenses	226.8	220.5
Other current liabilities	84.7	23.6
Total current liabilities	638.8	731.0
LONG-TERM LIABILITIES
Long-term debt	957.5	853.9
Other long-term liabilities	158.2	158.2
Deferred income taxes	86.9	69.6
Total long-term liabilities	1,202.6	1,081.7
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	473.4	458.6
Retained earnings	2,174.0	2,109.6
Accumulated other comprehensive income	70.0	71.0
Treasury stock	(1,263.9)	(1,206.7)
Total Leggett & Platt, Inc. equity	1,455.5	1,434.5
Noncontrolling interest	8.2	7.7
Total equity	1,463.7	1,442.2
TOTAL LIABILITIES AND EQUITY	$3,305.1	$3,254.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions, except per share data)	2013	2012	2013	2012
Net sales	$2,849.2	$2,856.0	$957.7	$978.1
Cost of goods sold	2,268.2	2,285.9	764.7	773.2
Gross profit	581.0	570.1	193.0	204.9
Selling and administrative expenses	298.1	283.0	92.1	94.1
Amortization of intangibles	16.5	19.1	5.4	6.5
Other (income) expense, net	(17.7)	.4	(10.7)	(.6)
Earnings from continuing operations before interest and income taxes	284.1	267.6	106.2	104.9
Interest expense	34.3	30.4	10.6	11.3
Interest income	6.2	4.9	1.7	1.6
Earnings from continuing operations before income taxes	256.0	242.1	97.3	95.2
Income taxes	69.9	72.9	25.7	28.6
Earnings from continuing operations	186.1	169.2	71.6	66.6
Earnings from discontinued operations (net of tax)	7.3	7.3	.4	—
Net earnings	193.4	176.5	72.0	66.6
(Earnings) loss attributable to noncontrolling interest, net of tax	(1.7)	(1.8)	(.7)	(.8)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$191.7	$174.7	$71.3	$65.8
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.27	$1.16	$.49	$.46
Diluted	$1.25	$1.15	$.48	$.45
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.05	$.05	$—	$—
Diluted	$.05	$.05	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.32	$1.21	$.49	$.46
Diluted	$1.30	$1.20	$.49	$.45

Cash dividends declared per share	$.88	$.85	$.30	$.29

Average shares outstanding
Basic	145.6	144.0	144.9	144.4
Diluted	147.7	145.5	147.0	146.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net earnings	$193.4	$176.5	$72.0	$66.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6.3)	12.0	21.2	19.4
Cash flow hedges	2.5	(4.5)	1.6	(.2)
Defined benefit pension plans	2.9	2.5	.4	.7
Other comprehensive (loss) income	(.9)	10.0	23.2	19.9
Comprehensive income	192.5	186.5	95.2	86.5
Less: comprehensive (income) loss attributable to noncontrolling interest	(1.8)	(1.8)	(.7)	(.9)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$190.7	$184.7	$94.5	$85.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
OPERATING ACTIVITIES
Net earnings	$193.4	$176.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	67.0	68.6
Amortization of intangibles and debt issuance costs	21.3	20.6
Provision for losses on accounts and notes receivable	4.3	4.3
Writedown of inventory	10.3	8.4
Asset impairment charges	2.3	1.0
Net gain from sales of assets and businesses	(8.6)	(3.0)
Bargain purchase gain from acquisition	(8.7)	—
Deferred income tax expense (benefit)	7.8	(3.5)
Stock-based compensation	28.5	26.0
Other, net	(3.2)	(2.8)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(118.8)	(87.2)
Decrease (increase) in inventories	4.1	(20.2)
Increase in other current assets	(1.5)	(3.2)
Increase in accounts payable	26.7	34.7
Increase in accrued expenses and other current liabilities	13.9	20.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	238.8	241.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(60.0)	(53.5)
Purchases of companies, net of cash acquired	(26.5)	(190.3)
Proceeds from sales of assets and businesses	16.8	9.3
Liquidation of (investment in) unconsolidated entity	21.2	(22.4)
Other, net	(5.4)	(6.4)
NET CASH USED FOR INVESTING ACTIVITIES	(53.9)	(263.3)
FINANCING ACTIVITIES
Payments on long-term debt	(203.2)	(10.5)
Additions to long-term debt	—	299.1
Change in commercial paper and short-term debt	111.2	(77.2)
Liquidation of interest rate swap agreement	—	(42.7)
Dividends paid	(82.6)	(117.5)
Issuances of common stock	35.6	14.4
Purchases of common stock	(113.7)	(15.7)
Excess tax benefits from stock-based compensation	6.5	2.7
Other, net	(1.5)	(3.1)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(247.7)	49.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.6	1.4
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(60.2)	28.6
CASH AND CASH EQUIVALENTS—January 1,	359.1	236.3
CASH AND CASH EQUIVALENTS—September 30,	$298.9	$264.9
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
Reclassifications
Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2013 presentation, primarily in the Consolidated Statements of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations (See Note 5.)
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
The following table contains the LIFO benefit included in earnings for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
LIFO benefit	$9.7	$7.8	$4.9	$5.7

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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended September 30, 2013:
Residential Furnishings	$500.3	$8.3	$508.6	$47.0
Commercial Fixturing & Components	128.2	1.3	129.5	8.4
Industrial Materials	150.7	55.3	206.0	16.2
Specialized Products	178.5	13.5	192.0	21.9
Bargain purchase gain from acquisition				8.7
Intersegment eliminations				(.9)
Change in LIFO reserve				4.9
	$957.7	$78.4	$1,036.1	$106.2
Three Months Ended September 30, 2012:
Residential Furnishings	$479.7	$2.0	$481.7	$39.7
Commercial Fixturing & Components	161.5	1.3	162.8	19.2
Industrial Materials	156.7	58.9	215.6	19.2
Specialized Products	180.2	9.6	189.8	22.9
Intersegment eliminations				(1.8)
Change in LIFO reserve				5.7
	$978.1	$71.8	$1,049.9	$104.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months Ended September 30, 2013:
Residential Furnishings	$1,470.0	$14.2	$1,484.2	$131.7
Commercial Fixturing & Components	369.0	3.5	372.5	17.9
Industrial Materials	466.1	179.8	645.9	59.8
Specialized Products	544.1	42.6	586.7	66.0
Bargain purchase gain from acquisition				8.7
Intersegment eliminations				(9.7)
Change in LIFO reserve				9.7
	$2,849.2	$240.1	$3,089.3	$284.1
Nine Months Ended September 30, 2012:
Residential Furnishings	$1,442.7	$6.3	$1,449.0	$119.9
Commercial Fixturing & Components	388.4	3.5	391.9	29.5
Industrial Materials	488.6	195.4	684.0	50.2
Specialized Products	536.3	33.2	569.5	67.2
Intersegment eliminations				(7.0)
Change in LIFO reserve				7.8
	$2,856.0	$238.4	$3,094.4	$267.6

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

	September 30, 2013	December 31, 2012
Residential Furnishings	$591.2	$602.9
Commercial Fixturing & Components	150.4	159.1
Industrial Materials	245.9	237.1
Specialized Products	223.8	225.4
Average current liabilities included in segment numbers above	454.2	439.1
Unallocated assets (1)	1,599.7	1,685.5
Difference between average assets and period-end balance sheet	39.9	(94.2)
Total assets	$3,305.1	$3,254.9

(1)	Primarily goodwill, other intangibles, cash, LIFO reserves, deferred tax assets and businesses sold or classified as held for sale.

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

•
We placed for sale a cotton-based erosion control products operation that was previously part of the Industrial Materials Segment. Charges of $1.9 were recorded in the second quarter of 2013 to reflect estimates of fair value less costs to sell, including $1.5 of fixed asset impairments as discussed in Note 12. The remaining net book value of assets held for sale related to this business is $.6.

Businesses divested in prior years and related subsequent activity have also been reported as discontinued operations as follows:

•
We received an additional cash payment in the third quarter of 2013 related to the sale of our former Fibers Unit. This unit was sold in 2008 and was previously part of the Residential Furnishings segment.

•
We received a cash litigation settlement in the second quarter of 2012 associated with our former Prime Foam Products unit.  This unit was sold in 2007 and was previously part of the Residential Furnishings segment.

The table below includes activity related to these operations:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
External sales:
Industrial Materials:
Fabricated wire components used in large home appliances	$4.1	$8.9	$—	$2.8
Cotton-based erosion control products	.1	.1	.1	.1
Specialized Products - the specialty trailers portion of the Commercial Vehicles Products Unit	.5	2.8	—	1.2
Total external sales	4.7	11.8	.1	4.1

Earnings (loss):
Residential Furnishings:
Prime Foam Products Unit	—	3.9	—	—
Fibers Unit	.7	—	.7	—
Industrial Materials:
Fabricated wire components used in large home appliances (1)	1.0	(.4)	—	.4
Cotton-based erosion control products	(2.8)	(.9)	(.2)	(.3)
Specialized Products - the specialty trailers portion of the Commercial Vehicles Products Unit	(.7)	(.6)	—	(.1)
Earnings (loss) before interest and income taxes	(1.8)	2.0	.5	—
Income tax benefit (expense) (1)	9.1	5.3	(.1)	—
Earnings from discontinued operations (net of tax)	$7.3	$7.3	$.4	$—

(1) Tax benefits related to a worthless stock deduction and the excess outside tax basis of this subsidiary were recorded in 2013 and 2012, respectively.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Earnings:
Earnings from continuing operations	$186.1	$169.2	$71.6	$66.6
(Earnings) attributable to noncontrolling interest, net of tax	(1.7)	(1.8)	(.7)	(.8)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	184.4	167.4	70.9	65.8
Earnings (loss) from discontinued operations, net of tax	7.3	7.3	.4	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$191.7	$174.7	$71.3	$65.8

Weighted average number of shares:
Weighted average number of common shares used in basic EPS	145.6	144.0	144.9	144.4
Additional dilutive shares principally from the assumed exercise of outstanding stock options	2.1	1.5	2.1	1.7
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	147.7	145.5	147.0	146.1

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.27	$1.16	$.49	$.46
Discontinued operations	.05	.05	—	—
Basic EPS attributable to Leggett & Platt common shareholders	$1.32	$1.21	$.49	$.46
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.25	$1.15	$.48	$.45
Discontinued operations	.05	.05	—	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.30	$1.20	$.49	$.45

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	2.5	—	1.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2013		December 31, 2012
	Current	Long-term	Current	Long-term
Trade accounts receivable	$550.9	$—	$430.4	$—
Trade notes receivable	2.8	2.1	1.1	2.9
Total trade receivables	553.7	2.1	431.5	2.9
Other notes receivable:
Notes received as partial payment for divestitures	.5	5.6	.5	6.1
Other	3.3	1.5	.5	4.3
Income tax receivables	6.3	—	8.6	—
Other receivables	28.3	—	24.3	—
Subtotal other receivables	38.4	7.1	33.9	10.4
Total accounts and other receivables	592.1	9.2	465.4	13.3
Allowance for doubtful accounts:
Trade accounts receivable	(16.6)	—	(18.9)	—
Trade notes receivable	(0.8)	(1.1)	—	(.8)
Total trade receivables	(17.4)	(1.1)	(18.9)	(.8)
Other notes receivable:
Other	—	(.8)	(.3)	(.6)
Total allowance for doubtful accounts	(17.4)	(1.9)	(19.2)	(1.4)
Total net receivables	$574.7	$7.3	$446.2	$11.9
Notes are evaluated individually for impairment. Our investment in notes that were past due more than 90 days was approximately $1.0 at September 30, 2013, all of which had been placed on non-accrual status; and less than $2.0 at December 31, 2012, of which approximately $1.0 had been placed on non-accrual status.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2012	2013 Charges	2013 Charge- offs, net of recoveries	Balance at September 30, 2013
Trade accounts receivable	$18.9	$4.0	$6.3	$16.6
Trade notes receivable	.8	.3	(.8)	1.9
Total trade receivables	19.7	4.3	5.5	18.5
Other notes receivable:
Other	.9	—	.1	.8
Total allowance for doubtful accounts	$20.6	$4.3	$5.6	$19.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013		2012
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$1.4	$—	$3.8	$—
Cash payments in lieu of options	—	.8	—	.3
Stock-based retirement plans contributions	5.4	1.0	4.8	.8
Discounts on various stock awards:
Deferred Stock Compensation Program	1.2	—	.9	—
Stock-based retirement plans	.9	—	.9	—
Discount Stock Plan	.7	—	.7	—
Performance Stock Unit awards (2)	4.8	1.7	4.9	1.8
Profitable Growth Incentive awards (1)	.5	.5	—	—
Restricted Stock Unit awards	3.4	—	1.7	—
Other, primarily non-employee directors restricted stock	1.0	—	.7	—
Total stock-related compensation expense	19.3	$4.0	18.4	$2.9
Employee contributions for above stock plans	9.2		7.6
Total stock-based compensation	$28.5		$26.0
Recognized tax benefits on stock-based compensation expense	$7.3		$7.0

	Three Months Ended September 30,		Three Months Ended September 30,
	2013		2012
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.4	$—	$.6	$—
Cash payments in lieu of options	—	—	—	—
Stock-based retirement plans contributions	1.5	.3	1.5	.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.2	—	.3	—
Stock-based retirement plans	.2	—	.2	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit awards (2)	1.6	(1.7)	1.6	1.8
Profitable Growth Incentive awards (1)	—	—	—	—
Restricted Stock Unit awards	.8	—	.3	—
Other, primarily non-employee directors restricted stock	.3	—	.3	—
Total stock-related compensation expense	5.2	$(1.4)	5.0	$2.0
Employee contributions for above stock plans	3.1		2.7
Total stock-based compensation	$8.3		$7.7
Recognized tax benefits on stock-based compensation expense	$2.0		$1.9

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
Starting in 2013, options are only offered in conjunction with the Deferred Compensation Program. In addition, certain key management employees participate in a new Profitable Growth Incentive (PGI) program. Options for other employees have been replaced with either cash awards or RSUs as offered in 2011 and 2012. RSU awards of 226,738 shares were granted during the nine months ended September 30, 2013 for employees, officers and directors.
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

	Nine Months Ended September 30,
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 12) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration paid for prior years’ acquisitions. We are finalizing all the information required to complete the purchase price allocations related to certain recent acquisitions and do not anticipate any material modifications.

	Nine Months Ended September 30,
	2013	2012
Accounts receivable	$12.8	$8.8
Inventory	15.1	18.9
Property, plant and equipment	16.1	12.0
Goodwill (1)	6.1	54.3
Other intangible assets	10.3	102.4
Other current and long-term assets	.1	.6
Current liabilities	(19.3)	(6.8)
Long-term liabilities	(6.0)	—
Additional consideration for prior years’ acquisitions	—	.1
Fair value of net identifiable assets	35.2	190.3
Less: Bargain purchase gain	8.7	—
Net cash consideration	$26.5	$190.3
(1) Goodwill associated with 2013 acquisitions is not expected to provide an income tax benefit. Goodwill associated with the 2012 acquisitions is expected to provide an income tax benefit.
The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2013	3	Industrial Materials (2); Specialized (1)	Tubing for the aerospace industry (2); Innerspring unit wire-forming machines
September 30, 2012	2	Industrial Materials	Tubing for the aerospace industry; Tube fabrication
During third quarter 2013, we acquired an aerospace tubing manufacturer based in France for a cash purchase price of $14.4. This business was acquired at a price less than the fair value of the net identifiable assets, and we recorded an $8.7 non-taxable bargain purchase gain. The bargain purchase gain is reported in the "Other (income) expense, net" line of our income statement. We have assessed the key valuation assumptions and business combination accounting procedures for this acquisition and believe the recognition of a bargain purchase gain is appropriate for this acquisition; however, we are still finalizing all information required to complete this purchase price allocation. Factors that contributed to the bargain purchase price were: (i) The seller of this business will continue to purchase these products in the future. Due to the unique nature of the products and limited number of potential buyers for this business, it was important to the seller that the acquiring company was a financially sound, integrated manufacturer. The seller found it advantageous to accept our purchase price based upon our demonstrated ability to operate similar businesses, and financial strength that will enable us to be a long-term supplier of quality products into the future, and (ii) We were able to complete the acquisition without a financing contingency, which was an important attribute for the seller.
In January 2012, we acquired Western Pneumatic Tube Holding, LLC (Western) for a cash purchase price of $188.2, forming the Aerospace Products business unit within the Tubing Group. Western is a leading provider of integral components for critical aircraft systems, and specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs. Factors that contributed to a purchase price resulting in the recognition of goodwill included Western’s competitive position, and its fit with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At September 30, 2013, there was no material remaining consideration payable.

In addition, in the third quarter of 2012, we invested $22.4 to acquire an interest in an unconsolidated entity related to a potential acquisition. We had no contractual right or obligation to make any additional investment and liquidated our position in the 3rd quarter of 2013 for $21.2, plus $1.8 in interest.
10. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2013 employer contributions are not significantly different than the $1.5 previously reported at December 31, 2012.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Components of net pension expense
Service cost	$2.4	$2.2	$.7	$.8
Interest cost	9.0	9.5	3.0	3.2
Expected return on plan assets	(11.4)	(11.0)	(3.8)	(3.7)
Recognized net actuarial loss	4.7	4.7	1.5	1.6
Net pension expense	$4.7	$5.4	$1.4	$1.9

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2013
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2013	$1,442.2	$2,109.6	$460.6	$(1,206.7)	$7.7	$71.0
Net earnings	193.4	193.4	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.7)	—	—	1.7	—
Dividends declared	(126.4)	(127.3)	2.2	—	(1.3)	—
Treasury stock purchased	(123.1)	—	—	(123.1)	—	—
Treasury stock issued	53.1	—	(12.8)	65.9	—	—
Foreign currency translation adjustments	(6.3)	—	—	—	.1	(6.4)
Cash flow hedges, net of tax	2.5	—	—	—	—	2.5
Defined benefit pension plans, net of tax	2.9	—	—	—	—	2.9
Stock options and benefit plan transactions, net of tax	25.4	—	25.4	—	—	—
Ending balance, September 30, 2013	$1,463.7	$2,174.0	$475.4	$(1,263.9)	$8.2	$70.0

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

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2013	$163.5	$(25.5)	$(67.0)	$71.0
Other comprehensive income (loss) before reclassifications, pretax	(6.3)	.5	.1	(5.7)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.4	4.7	5.1
Interest expense	—	3.0	—	3.0
Subtotal of reclassifications, pretax	—	3.4	4.7	8.1
Other comprehensive income (loss), pretax	(6.3)	3.9	4.8	2.4
Income tax effect	—	(1.4)	(1.9)	(3.3)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Ending balance, September 30, 2013	$157.1	$(23.0)	$(64.1)	$70.0

Beginning balance, January 1, 2012	$147.6	$(21.5)	$(60.9)	$65.2
Other comprehensive income (loss) before reclassifications, pretax	11.3	(9.9)	(.5)	.9
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	1.8	4.7	6.5
Interest expense	—	.7	—	.7
Other income/expense, net	.7	—	—	.7
Subtotal of reclassifications, pretax	.7	2.5	4.7	7.9
Other comprehensive income (loss), pretax	12.0	(7.4)	4.2	8.8
Income tax effect	—	2.9	(1.7)	1.2
Attributable to noncontrolling interest	—	—	—	—
Ending balance, September 30, 2012	$159.6	$(26.0)	$(58.4)	$75.2
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
Items measured at fair value on a recurring basis

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$163.0	$—	$163.0
Derivative assets	—	1.2	—	1.2
Diversified investments associated with the Executive Stock Unit Program (ESUP)	11.9	—	—	11.9
Total assets	$11.9	$164.2	$—	$176.1
Liabilities:
Derivative liabilities	$.1	$.2	$—	$.3
Liabilities associated with the ESUP	11.8	—	—	11.8
Total liabilities	$11.9	$.2	$—	$12.1

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$125.6	$—	$125.6
Derivative assets	—	1.2	—	1.2
Diversified investments associated with the ESUP	7.0	—	—	7.0
Total assets	$7.0	$126.8	$—	$133.8
Liabilities:
Derivative liabilities	$.5	$1.3	$—	$1.8
Liabilities associated with the ESUP	7.1	—	—	7.1
Total liabilities	$7.6	$1.3	$—	$8.9
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $830 carrying value by $6 at September 30, 2013 and $46 greater than its $1,030 carrying value at December 31, 2012. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets for potential impairment.
Determination of fair values of acquired assets and assumed liabilities requires significant judgment and are calculated utilizing a variety of methods.  In general, long lived assets (primarily buildings and machinery) are valued at an estimated replacement cost for an asset of comparable age and condition.  Market pricing of comparable assets are used to estimate replacement cost where available. The most common identified intangible assets acquired are Customer Relationships and Tradenames.  Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast,  the amount of contributory asset charges, and a discount rate.   Tradenames are valued  using a relief from royalty method, which is based upon  comparable market royalty rates for Tradenames of similar value. Fair values determined using these models utilize significant Level 3 inputs, which cannot be readily verified by independent comparable data.  Inventory is valued at current replacement cost for raw materials, with a step-up for Work in Process and Finished Goods items that reflects the amount of ultimate profit earned as the date of the acquisition. Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Percentage of fair value in excess of carrying value	September 30, 2013 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$185.8	3.3%	-	4.2%	3%	10.0%	-	10.5%
25%+	806.4	1.5%	-	5.0%	3%	8.0%	-	10.0%
	$992.2	1.5%	-	5.0%	3%	8.0%	-	10.5%
Fixed Assets
We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairment for the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Continuing operations	$.8	$.1	$—	$—
Discontinued operations	1.5	.9	—	—
Total asset impairments	$2.3	$1.0	$—	$—
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
Interest Rate Cash Flow Hedges—In August 2012, we issued $300 of 10-year notes with a coupon rate of 3.4%. As a part of this transaction, we settled our $200 forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7, which will be amortized over the life of the notes.

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
Derivatives Not Qualifying for Hedge Accounting Treatment
We had a limited number of derivative transactions that did not qualify for hedge accounting treatment during the periods presented. Gains or losses on these transactions are recorded directly to income and expense in the period impacted, and offset the majority of gains and losses on the underlying hedged item.
We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution, and do not consider the offsetting underlying hedged item.

	Maturity	Total USD Equivalent Notional Amount	As of September 30, 2013
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$.5	$—	$—	$.1
Currency Hedges:
Future USD sales of Canadian subsidiaries	Dec 2014	52.3	.5	.1	—
Future USD sales of Chinese subsidiaries	May 2014	24.8	.4	—	—
Future USD purchases of European subsidiary	Dec 2013	2.0	—	—	.1
Future JPY sales of Chinese subsidiaries	May 2014	3.1	—	—	.1
Total cash flow hedges			.9	.1	.3
Fair value hedges:
USD inter-company note receivables on a Switzerland subsidiary	Nov 2013	14.5	.2	—	—
Total fair value hedges			.2	—	—
			$1.1	$.1	$.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Maturity	Total USD Equivalent Notional Amount	As of December 31, 2012
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Commodity hedges	Dec 2013	$1.7	$—	$.5
Currency Hedges:
Future USD sales of Canadian subsidiaries	Dec 2013	22.2	.5	—
Future USD sales of Chinese subsidiaries	Dec 2013	16.7	—	.1
Future USD cost of goods sold of European subsidiary	Dec 2013	7.9	—	.2
Total cash flow hedges			.5	.8
Fair value hedges:
ZAR asset on a USD subsidiary	Jan 2013	21.2	—	.9
USD inter-company note receivable on a European subsidiary	Feb 2013	3.5	—	.1
USD inter-company note receivable on a Switzerland subsidiary	Jan 2013	14.5	.7	—
Total fair value hedges			.7	1.0
			$1.2	$1.8
The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30
		2013	2012	2013	2012
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$.3	$2.0	$.1	$.5
Interest rate cash flow hedges	Interest Expense	3.0	.7	1.0	.7
Foreign currency cash flow hedges	Net Sales	(.9)	(.3)	(.4)	(.1)
Foreign currency cash flow hedges	Cost of goods sold	—	(.4)	—	(.2)
Foreign currency cash flow hedges	Other (income) expense, net	.1	.2	—	.1
Total cash flow hedges		2.5	2.2	.7	1.0
Fair value hedges	Other (income) expense, net	(3.0)	—	(1.0)	—
Derivatives not designated as hedging instruments
Hedge of EUR inter-company note receivable - USD denominated subsidiary	Other (income) expense, net	—	(.8)	—	—
Hedge of EUR inter-company note receivable - USD denominated subsidiary	Interest Expense	—	.1	—	—
Total derivative instruments		$(.5)	$1.5	$(.3)	$1.0
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
A number of these lawsuits have been voluntarily dismissed, most without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011; and an indirect purchaser class action case filed on May 23, 2011; (c) 39 individual direct purchaser cases filed between March 22, 2011 and October 16, 2013; and (d) two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 and the other on April 11, 2013. All of the pending U.S. federal cases in which we have been named as a defendant, have been filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, we cannot reasonably estimate the amount or range of potential loss, if any, because, at this juncture of the proceedings; discovery is incomplete (class certification issues are not yet ripe, all expert liability reports have not been exchanged); and because the litigation involves unsettled legal theories.
Brazilian Value-Added Tax Matters
On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of approximately $3.4, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation. The Federal Revenue Office, on August 9, 2013, denied L&P Brazil’s defenses and upheld the assessment at the first administrative level. L&P was notified about this judgment on October 16, 2013, and intends to appeal this decision on or before November 14, 2013.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of approximately $6.0 under MPF Case No. 0811000.2011.00438 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. The Brazilian Revenue Office, on June 13, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil appealed this decision on July 8, 2013. It is possible that we may receive an additional notice of violation for years 2011 and 2012.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling approximately $1.6 on the same or similar denial of tax credit matters.
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking approximately $2.6 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P responded to this special appeal on January 24, 2013.
We were also informed on October 4, 2012 that the State of Sao Paulo issued an Auto-Infringement and Imposition of a Fine dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of approximately $2.2 for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On June 21, 2013, the State of Sao Paulo's attorneys converted the Auto-Infringement and Imposition of a Fine No. 4.003.484 to a fiscal execution action against L&P Brazil in the amount of approximately $2.9, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil has yet to file its response, but intends to deny the allegations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals. Oral argument was held on February 6, 2013 before a three judge appeal panel in the Federal Circuit in Washington D.C. On February 14, 2013, the Court of Appeals affirmed the $5 verdict against us, which was fully accrued for in the first quarter of 2013 and then paid in the second quarter of 2013. We filed a petition for a rehearing of the Court of Appeals decision on March 18, 2013, which was denied by the Court of Appeals.
The plaintiff requested royalties for post-verdict use of the machines, which to date approximate $3, and requested pre-judgment interest in the amount of $.7. On July 3, 2013, the District Court ruled that the plaintiff was not entitled to additional ongoing royalties for our continued use of the machines, but did award pre-judgment interest of approximately $.5. On August 2, 2013, both parties filed a notice of appeal of this order to the Federal Circuit Court of Appeals.
In 2011, we also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue in the lawsuit the plaintiff brought. The Patent Office examiner ruled in our favor on the key claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second patent, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner's decision upheld the validity of all claims. All three of these proceedings were appealed to the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe that the machines currently use the feature alleged to have infringed the third patent. On April 25, 2013, the plaintiff filed petitions to terminate all re-examination proceedings based on the final ruling of the Federal Circuit Court of Appeals. We have opposed those petitions.
On July 29, 2013, the plaintiff filed a second lawsuit in the United States District Court for the Central District of California, Case No. CV13-05463 alleging that we and Simmons Bedding Company have continued to infringe the three patents on an automatic stapling machine and the methods used to assemble box springs, and that the plaintiff is entitled to additional damages. Neither we nor Simmons Bedding Company have been served, and no answers are yet due. However, we intend to vigorously defend ourselves.
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
Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated approximately 48% of total sales during the first nine months of 2013.
Commercial Fixturing & Components: Operations in this segment, which contributed approximately 12% of the first nine months' 2013 total sales, manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture.
Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated approximately 21% of our total sales during the first nine months of 2013.
Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed about 19% of the first nine months' 2013 total sales.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At September 30, 2013, for the three-year measurement period that began January 1, 2011, we have so far generated annual average TSR of 16%, which places us at the midpoint for the S&P 500 companies.
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
Raw Material Cost Trends
In many of our businesses, we enjoy a cost advantage from being vertically integrated into steel wire and rod. This is a benefit that our competitors do not have. We also experience favorable purchasing leverage from buying large quantities of raw materials. Still, our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate.
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
We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel wire and rod, and large scale purchasing of raw materials and commodities. However, we have reacted to foreign competition in certain cases by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs.

Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 15%), these products represent a much larger portion of the total market in dollars (approximately 30%) due to their higher average selling prices. We expect the demand for these products to continue to grow. Most of our traditional bedding customers are now offering mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products, which allow our bedding customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring, are being well received by consumers.

We filed an antidumping suit related to innerspring imports from China, South Africa and Vietnam which was brought to a favorable conclusion in 2009. The current antidumping duty rates on innersprings from these countries are significant, ranging from 116% to 234%, and should remain in effect at least until early 2014. We will actively participate in the Sunset Reviews of the innerspring order that were initiated by the Department of Commerce and International Trade Commission. If extended, the current antidumping duty rates on innersprings would remain in effect through 2018. Imported innersprings from these countries are now supposed to be sold at fair prices, however the duties on certain innersprings are being evaded by various means including shipping the goods through a third country and falsely identifying the country of origin. In 2009, Leggett, along with several U.S. manufacturers of products with active antidumping or antidumping/countervailing duty orders, formed a coalition and are working with Members of Congress, the U.S. Department of Commerce, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.
Restructuring
There were no significant restructuring-related costs incurred in either the first nine months or third quarters of 2013 or 2012.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Third Quarter:
Third quarter sales from continuing operations were $958 million, a 2% (or $20 million) decrease versus the prior year. Same location sales decreased 3% during the quarter from a combination of factors, including the anticipated non-recurrence of large Store Fixture programs with a major retailer that were concentrated in the third quarter last year, lower trade sales from our rod mill, and weak demand in Commercial Vehicle Products. These declines were partially offset by continued strength in global automotive demand and growth in Carpet Underlay.
Earnings per share (EPS) for the third quarter were $.49 per diluted share, an increase of 9% compared to $.45 during the third quarter of 2012. Current quarter results include a $9 million, or $.06 per share benefit from an acquisition purchased at a negotiated price less than the total accounting fair value of its net assets.

    Excluding the acquisition-related benefit, EBIT and EBIT margins decreased in the third quarter, primarily due to reduced unit volume.
Nine Months Ended September 30, 2013:
Sales from continuing operations were essentially flat for the first nine months of 2013 versus the same period of 2012. Same location sales decreased 1% primarily due to lower trade sales from our rod mill, and acquisitions added 1% to sales for the nine-month period. Unit volumes were essentially flat.
EBIT improved 6%, or $ 17 million, during the first nine months of 2013, primarily reflecting the $9 million acquisition-related benefit discussed above and the absence of last year's acquisition-related costs of $7 million.
EPS from continuing operations for the first nine months of 2013 were $1.30 per diluted share, an increase of 8% compared to $1.20 during the first nine months of 2012.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 55% of our inventories to the last-in, first-out (LIFO) method.

For the full year 2013, we estimate a LIFO benefit of $13 million. This estimate incorporates certain assumptions about year-end steel prices and inventory levels (both are very difficult to accurately predict). Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated. Any further change in the annual estimate of LIFO will be reflected in the fourth quarter.

The following table contains the LIFO benefit included in earnings for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
LIFO benefit	$9.7	$7.8	$4.9	$5.7
Interest Expense and Income Taxes
Third quarter 2013 interest expense was slightly lower than in the third quarter of 2012, a result of the payment of $200 million of notes that matured on April 1, 2013.
The reported third quarter consolidated worldwide effective tax rate on continuing operations was 26%, compared to 30% for the same quarter last year.  The decrease in the 2013 rate was primarily attributable to a non-taxable bargain purchase gain generated by an acquisition in the current quarter. In addition, some small discrete items benefitted the rate this quarter.  We anticipate the effective tax rate on continuing operations for the fourth quarter will approximate 29%, contingent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the effect of tax law changes and prudent tax planning strategies, and the impact of tax audits and other discrete items.
Discussion of Segment Results
Third Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables. Reported amounts for 2012 have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. For further information about discontinued operations, see Note 5 on page 9 of the Notes to Consolidated Condensed Financial Statements.

(Dollar amounts in millions)	Three Months ended September 30, 2013 Net Sales	Three Months ended September 30, 2012 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$508.6	$481.7	$26.9	5.6%	5.5%
Commercial Fixturing & Components	129.5	162.8	(33.3)	(20.5)	(20.5)
Industrial Materials	206.0	215.6	(9.6)	(4.5)	(10.1)
Specialized Products	192.0	189.8	2.2	1.2	1.1
Total	1,036.1	1,049.9	(13.8)	(1.3)
Intersegment sales	(78.4)	(71.8)	(6.6)
External sales	$957.7	$978.1	$(20.4)	(2.1)%	(3.4)%

	Three Months ended September 30, 2013 EBIT	Three Months ended September 30, 2012 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended September 30, 2013	Three Months ended September 30, 2012
Residential Furnishings	$47.0	$39.7	$7.3	18.4%	9.2%	8.2%
Commercial Fixturing & Components	8.4	19.2	(10.8)	(56.3)	6.5	11.8
Industrial Materials	16.2	19.2	(3.0)	(15.6)	7.9	8.9
Specialized Products	21.9	22.9	(1.0)	(4.4)	11.4	12.1
Bargain purchase gain on acquisition	8.7		8.7
Intersegment eliminations & other	(.9)	(1.8)	.9
Change in LIFO reserve	4.9	5.7	(.8)
Total	$106.2	$104.9	$1.3	1.2%	11.1%	10.7%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Third quarter sales in this segment increased $27 million, or 6%, from higher unit volumes in certain product categories and raw material-related price increases in Carpet Underlay.
In our U.S. Spring business, sales decreased 2% in the quarter. Innerspring unit volumes decreased 4%, however growth in the Comfort Core innerspring category continued, with those higher-priced and higher-margined units up 12% during the quarter. Our boxspring volume was also strong, with units up 8%. Sales grew 4% in International Spring primarily from market share gains in Europe. In furniture components, sales increased 4% in the third quarter. Volume in our seating and sofa sleeper business grew 5% and motion hardware unit volume was essentially flat. Adjustable bed units were down 10% in the quarter. In Carpet Underlay, sales grew primarily from price increases implemented to recover higher raw material costs
Third quarter EBIT increased $7 million versus the third quarter of 2012 primarily due to higher sales.
Commercial Fixturing & Components
Same location sales decreased 20% in the third quarter. As expected, Store Fixtures sales decreased significantly due to the non-recurrence of large programs with a major retailer that were concentrated in the the third quarter last year. In Office Furniture Components, volume was up slightly during the quarter, roughly tracking the overall market for office seating.

EBIT and EBIT margins decreased versus the third quarter of 2012 due to lower sales.
Industrial Materials
Third quarter same location sales decreased 10%, with about half the decline from lower trade sales at our rod mill, and the balance from steel-related price deflation and lower unit volumes.

The decrease in trade sales of steel rod during the quarter was offset by an increase in intercompany rod sales, and the rod mill continues to run at 100% capacity utilization. A change in the mix of rod sales from trade to intercompany is generally positive to earnings since that change tends to also shift the production mix to higher-value high carbon rods.

EBIT and EBIT margins for the segment decreased during the quarter primarily due to lower sales and reduced metal margins.
Specialized Products
Same location sales increased slightly in the third quarter. Automotive sales increased 9%, with continued strong growth in Asia and North America partially offset by lower demand in Europe. In Commercial Vehicle Products, sales were down 30% in the third quarter. Large fleet customers pulled volume forward into the second quarter and curtailed capital spending in the third quarter on near-term macro concerns.

The segment’s EBIT and EBIT margins decreased slightly during the quarter, as continued strength in automotive was offset by weak performance in CVP from lower sales and operating inefficiencies at a recently consolidated facility.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. During the second quarter of 2013, we exited three small operations. Discontinued operations earnings were essentially flat in both third quarter 2013 and third quarter 2012. For further information about discontinued operations, see Note 5 on page 9 of the Notes to Consolidated Condensed Financial Statements.
Nine-Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements.

A summary of the segment results are shown in the following tables. Reported amounts for 2012 have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. For further information about discontinued operations, see Note 5 on page 9 of the Notes to Consolidated Condensed Financial Statements.

(Dollar amounts in millions)	Nine Months ended September 30, 2013 Net Sales	Nine Months ended September 30, 2012 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$1,484.2	$1,449.0	$35.2	2.4%	2.3%
Commercial Fixturing & Components	372.5	391.9	(19.4)	(5.0)	(4.9)
Industrial Materials	645.9	684.0	(38.1)	(5.6)	(8.8)
Specialized Products	586.7	569.5	17.2	3.0	3.0
Total	3,089.3	3,094.4	(5.1)	(.2)
Intersegment sales	(240.1)	(238.4)	(1.7)
External sales	$2,849.2	$2,856.0	$(6.8)	(.2)%	(1.1)%

	Nine Months ended September 30, 2013 EBIT	Nine Months ended September 30, 2012 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012
Residential Furnishings	$131.7	$119.9	$11.8	9.8%	8.9%	8.3%
Commercial Fixturing & Components	17.9	29.5	(11.6)	(39.3)	4.8	7.5
Industrial Materials	59.8	50.2	9.6	19.1	9.3	7.3
Specialized Products	66.0	67.2	(1.2)	(1.8)	11.2	11.8
Bargain purchase gain on acquisition	8.7		8.7
Intersegment eliminations & other	(9.7)	(7.0)	(2.7)
Change in LIFO reserve	9.7	7.8	1.9
Total	$284.1	$267.6	$16.5	6.2%	10.0%	9.4%

(1)	The change in same locations sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Sales in this segment increased $35 million, or 2%, primarily from higher unit volumes in certain product categories and raw material-related price increases in Carpet Underlay.
EBIT increased $12 million primarily due to higher sales and favorable product mix in U.S. Spring.
Commercial Fixturing & Components
Total sales decreased $19 million, or 5%, during the first nine months of 2013 on generally softer demand in both Store Fixtures and Office Furniture Components.
EBIT decreased $12 million primarily due to lower sales.
Industrial Materials
Total sales decreased $38 million, or 6%. Same location sales declined 9% due in roughly equal parts to lower trade sales at our rod mill and steel-related price deflation.
EBIT increased $10 million versus the same period of 2012, primarily due to the absence of last year's $7 million of acquisition-related charges, and cost improvements.

Specialized Products
Total sales increased $17 million, or 3% during the nine-month period of 2013, primarily from demand strength in Automotive.
EBIT was roughly level with the same period last year, with the benefit from higher sales offset by a $5 million charge related to a patent infringement verdict.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. During the second quarter of 2013, we exited three small operations. Discontinued Operations earnings were $7 million in both the first nine months of 2013 and 2012. Amounts in both years were primarily attributable to tax-driven benefits. The second quarter of 2012 also includes a $2.4 million gain from a litigation settlement associated with a previously divested business. For further information about discontinued operations, see Note 5 on page 9 of the Notes to Consolidated Condensed Financial Statements.

Portfolio Management

As part of our ongoing strategic planning process to help guide decisions regarding business unit roles, we are currently reviewing the Commercial Vehicle Products (CVP) Group in the Specialized Products Segment. Although future plans for this group have not been finalized, we are exploring strategic alternatives, one of which is the possibility of divesting this business. As we work through the future expectations and various scenarios related to this business, the assumptions used in estimating fair value for this group could change significantly, and future impairments could be possible. The goodwill associated with the CVP group was approximately $76 million at September 30, 2013.

LIQUIDITY AND CAPITALIZATION
Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. For 2013, we expect cash flow from operations to exceed $350 million. Net debt to net capital decreased from 29.4% at year-end 2012 to 27.9% as of September 30, 2013. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. The calculation of net debt as a percent of net capital at September 30, 2013 and December 31, 2012 is presented on page 35.
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
Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). During 2008 through 2010, acquisitions were a lower priority as we primarily focused on improving margins and returns of our existing businesses. In 2011, we again turned our focus to acquisitions, and began actively seeking opportunities while maintaining our screening discipline. In January 2012, we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets. Western established for us a strong competitive position in the higher return, higher growth aerospace market. During the third quarter of 2013 we acquired an aerospace tubing manufacturer based in France. Including the 2012 Western acquisition, and one smaller U.K. operation acquired earlier this year, we now have four tubing companies for aerospace applications.
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

Maintaining and increasing the dividend remains a high priority. In August 2013, our Board of Directors increased the quarterly dividend by 3.4% to $.30 per share. 2013 marks our 42nd consecutive annual dividend increase, at an average compound annual growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been declining in recent years, but is still above our target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2013, we repurchased 1.1 million shares of our stock and issued .3 million shares. The number of shares outstanding decreased .7 million during the quarter, to 141.2 million. For the first nine months of the year, we repurchased 3.9 million shares and issued 3.1 million shares. Approximately two-thirds of the stock issuance reflects employee stock option exercises earlier in the year in response to higher stock prices.
As has been typical since 2007, after funding dividends and capital expenditures, any remaining operating cash flow should be targeted toward acquisitions or stock repurchases. We have a standing authorization from the Board of Directors to repurchase up to 10 million shares each year; however, no specific repurchase commitment or timetable has been established.

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For the full year 2013, we expect cash from operations to exceed $350 million.
Cash from operations for the nine months ended September 30, 2013 was $239 million compared to $241 million for the same period last year. This slight decrease was consistent with our internal expectations, and results primarily from changes in working capital, with the largest impact from an increase in accounts receivable since the beginning of the year. We continue to closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.3% of annualized sales, well below our 15% target. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement.

(Amounts in millions)	September 30, 2013	December 31, 2012
Current assets	$1,408	$1,339
Current liabilities	(639)	(731)
Working capital	769	608
Cash and cash equivalents	(299)	(359)
Current debt maturities	1	202
Adjusted working capital	$471	$451
Annualized sales (1)	$3,832	$3,400
Adjusted working capital as a percent of annualized sales	12.3%	13.3%

(1)
Annualized sales equal 3rd quarter sales ($958 million) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Working Capital Trends
The following chart presents key working capital trends for the last five quarters:

(Dollar amounts in millions)	Sep-12	Dec-12	Mar-13	Jun-13	Sep-13
Trade Receivables, net	$559.3	$412.6	$495.7	$504.4	$536.3
Inventory, net	$471.2	$489.0	$502.5	$510.4	$488.9
Accounts Payable	$292.0	$285.4	$320.0	$338.3	$326.2

(1)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

•
Days Sales Outstanding (DSO): Changes in the quarterly DSO reflect normal seasonal fluctuations due to the timing of cash collections and other factors. Accelerated payments by some of our large customers in late 2012 resulted in much lower levels of accounts receivable at year-end. In 2013, receivables returned to more normal levels, with DSO back to 52 days at the end of September, which is in line with the same quarter last year. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. We incurred $4.3 million of bad debt expense in the first nine months of both 2013 and 2012.

•
Days Inventory Outstanding (DIO): Our DIO typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. After inventory increased at year-end 2012 primarily due to decisions to take advantage of temporarily lower commodity costs, inventory has since returned to more normal levels. During the first nine months of 2013, we recognized expense of $10.3 million associated with obsolete and slow moving inventories as compared to $8.4 million in the first nine months of 2012.

•
Days Payable Outstanding (DPO): Changes in the DPO reflected in the table above are the result of normal fluctuation in our operating activity. We actively strive to optimize payment terms with our vendors, and over the last few years, have increased our DPO by more than ten days.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2013	December 31, 2012
Long-term debt outstanding:
Scheduled maturities	$853	$854
Average interest rates*	4.6%	4.7%
Average maturities in years*	5.0	4.9
Revolving credit/commercial paper	105	—
Total long-term debt	958	854
Deferred income taxes and other liabilities	245	228
Shareholders’ equity and noncontrolling interest	1,464	1,442
Total capitalization	$2,667	$2,524
Unused committed credit:
Long-term	$495	$600
Short-term	—	—
Total unused committed credit	$495	$600
Current maturities of long-term debt	$1	$202
Cash and cash equivalents	$299	$359
Ratio of earnings to fixed charges**	6.3 x	6.1 x

*	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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

(Amounts in millions)	September 30, 2013	December 31, 2012
Debt to total capitalization:
Long-term debt	$958	$854
Current debt maturities	1	202
Cash and cash equivalents	(299)	(359)
Net debt	$660	$697
Total Capitalization	$2,667	$2,524
Current debt maturities	1	202
Cash and cash equivalents	(299)	(359)
Net capitalization	$2,369	$2,367
Long-term debt to total capitalization	35.9%	33.8%
Net debt to net capitalization	27.9%	29.4%

Total debt (which includes long-term debt and current debt maturities) decreased $97 million from year-end 2012 levels from the maturity of $200 million in notes discussed below partially offset by an increase in commercial paper borrowing.
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
On April 1, 2013, we repaid $200 million of 4.7% notes that matured. To fund a portion of the payoff, we issued commercial paper and had $105 million outstanding at September 30, 2013.
Short Term Borrowings
We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 13 lenders. This agreement was renewed in 2011, with a five-year term ending in 2016. During the third quarter of 2013 we extended the term by one year to 2017. The credit agreement allows us to issue total letters of credit up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2013	December 31, 2012
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(105)	—
Letters of credit issued under the credit agreement	—	—
Total program usage	(105)	—
Total program available	$495	$600
The average and maximum amount of commercial paper outstanding during the third quarter of 2013 was $171 million and $198 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $68 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.
With operating cash flows, our commercial paper program, and our ability to issue debt in the capital markets, we had more than sufficient funds available to repay maturing debt, and have sufficient capital resources to support our ongoing operations, pay dividends, fund future growth and repurchase stock.
Accessibility of Cash
At September 30, 2013 we had cash and cash equivalents of $299 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, if we had to bring all the foreign cash back immediately, we could incur incremental taxes of up to approximately $52 million. In 2011, we brought back an additional $89 million of cash, and in 2012 we brought back $50 million, in each case at no added tax cost.
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $830 million carrying value by $6 million at September 30, 2013 and was greater than its $1,030 million carrying value by $46 million at December 31, 2012. The fair value of fixed rate debt at September 30, 2013 and December 31, 2012 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.

Interest Rate Cash Flow Hedges
On August 15, 2012, we issued $300 million of 10-year notes with a coupon rate of 3.40%. As a part of this transaction, we settled our $200 million forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7 million, which was recorded in accumulated other comprehensive income (“AOCI”), and will be amortized to interest expense over the life of the notes.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $961 million at September 30, 2013, compared to $946 million at December 31, 2012.
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

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment (particularly impairment associated with the potential disposition of the CVP business);

•	our ability to control expenses related to "conflict mineral" regulations and to effectively manage our supply chains to avoid loss of customers; and

•	litigation including product liability and warranty, taxation, environmental, intellectual property, anti-trust, option backdating and workers’ compensation expense.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of September 30, 2013 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2013, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 14 beginning on page 22 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
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
On July 23, 2013, the EPA issued a Finding of Violation alleging that Sterling violated the opacity limitations of its air permit and Federal and state regulations. A conference to discuss the Finding of Violation occurred in the third quarter.
Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA. The EPA did not specify any amount of penalty or injunctive relief being sought in the NOV, Finding of Violation or in any conference. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.
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

(Dollar amounts in millions)	September 30, 2013 Book Value	% of Total Assets
Goodwill	$992.2
Other intangibles	210.7
Total goodwill and other intangibles	$1,202.9	36%
Net property, plant and equipment	$579.9
Other long-lived assets	114.4
Total net property, plant and equipment and other long- lived assets	$694.3	21%
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

The goodwill associated with the Store Fixtures reporting unit was approximately $110 million at September 30, 2013. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Although recent performance has met expectations, the predictability of future results is less certain than that of our other reporting units due to the project nature of this business. If we are not able to maintain recent performance levels, future impairments could be possible.

As part of our ongoing strategic planning process to help guide decisions regarding business unit roles, we are currently reviewing the Commercial Vehicle Products (CVP) Group in the Specialized Products Segment.  Although future plans for this group have not been finalized, we are exploring strategic alternatives, one of which is the possibility of divesting this business.   As we work through the future expectations and various scenarios related to this business,  the assumptions used in estimating fair value for this group could change significantly, and future impairments could be possible. The goodwill associated with the CVP group was approximately $76 million at September 30, 2013.

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in the June 2013 goodwill review are presented in the table below.

Percentage of fair value in excess of carrying value	September 30, 2013 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$185.8	3.3%	-	4.2%	3%	10.0%	-	10.5%
25%+	806.4	1.5%	-	5.0%	3%	8.0%	-	10.0%
	$992.2	1.5%	-	5.0%	3%	8.0%	-	10.5%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month during the third quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2013	121,741	$30.92	121,741	7,556,801
August 2013	939,304	$30.50	890,005	6,666,796
September 2013	—	$—	—	6,666,796
Total	1,061,045	$30.55	1,011,746

(1)
This number includes 49,299 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeited stock units during the quarter.

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
First Amendment to Credit Agreement, dated August 22, 2013, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 26, 2013 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 6, 2013	By:	/s/ DAVID S. HAFFNER
David S. Haffner Chief Executive Officer

DATE: November 6, 2013	By:	/s/ MATTHEW C. FLANIGAN
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

Exhibit 10.1
First Amendment to Credit Agreement, dated August 22, 2013, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 26, 2013 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2013.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (v) Notes to Consolidated Condensed Financial Statements.