Form 10-K
period 2013-12-31
LEGGETT & PLATT INC
filed 2014-02-26
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 28, 2013 was $4,242,267,870.
There were 138,895,256 shares of the registrant’s common stock outstanding as of February 14, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
 Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2013

Forward-Looking Statements

This Annual Report on Form 10-K and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations and to generate future earnings from restructuring-related activities);

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to realize 25-35% contribution margin on incremental unit volume growth;

•	our ability to achieve expected levels of cash flow;

•	our ability to maintain and grow the profitability of acquired companies;

•
our ability to maintain the proper functioning of our internal business processes and information systems and avoid modification or interruption of such systems, through cyber-security breaches or otherwise;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	our ability to control expenses related to "conflict mineral" regulations and to effectively manage our supply chains to avoid loss of customers;

•	decisions from the Department of Commerce and International Trade Commission regarding the extension of antidumping duties on imported mattress innersprings from China, South Africa and Vietnam; and

•	litigation including product liability and warranty, taxation, environmental, intellectual property, antitrust, option backdating and workers’ compensation expense.

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

Efficient manufacturing methods, internal production of key raw materials and machinery, and numerous manufacturing and assembly locations allow us to supply many customers with components at a lower cost than they can produce themselves. In addition to cost savings, sourcing components from us allows our customers to focus on designing, merchandising and marketing their products.

PART I

Products

Products manufactured or distributed by our Residential Furnishings groups include:

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)

•	Wire forms for mattress foundations

Furniture Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas

•	Springs and seat suspensions for chairs, sofas and love seats

•	Steel tubular seat frames

•	Bed frames, ornamental beds, and “top-of-bed” accessories

•	Adjustable beds

Fabric & Carpet Underlay Group

•	Structural fabrics for mattresses, residential furniture and industrial uses

•	Carpet underlay materials (bonded scrap foam, felt, rubber and prime foam)

•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing)

Customers

•	Manufacturers of finished bedding (mattresses and foundations) and upholstered furniture

•	Retailers and distributors of adjustable and ornamental beds, bed frames and carpet underlay

•	Contractors, landscapers, road construction companies and government agencies using geo components

Commercial Fixturing & Components Segment

Our Store Fixtures group designs, produces, installs and manages our customers’ store fixtures projects. Our Office Furniture Components group designs, manufactures, and distributes a wide range of engineered components and products primarily for the office seating market.

PART I

Products

Products manufactured or distributed by our Commercial Fixturing & Components groups include:

Store Fixtures Group

•	Custom-designed, full store fixture packages for retailers, including shelving, counters, showcases and garment racks

•	Standardized shelving used by large retailers, grocery stores and discount chains

Office Furniture Components Group

•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow office chairs to tilt, swivel and elevate

•	Select lines of private label finished furniture

Customers

Customers of the Commercial Fixturing & Components segment include:

•	Retail chains and specialty shops

•	Office, institutional and commercial furniture manufacturers

Industrial Materials Segment

We believe that the quality of our products and services, together with low cost, have made us the leading U.S. supplier of drawn steel wire. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have four wire mills that supply virtually all the wire consumed by our other domestic businesses. Our Steel Tubing business unit also supplies a portion of our internal needs for welded steel tubing. In addition to supporting our internal requirements, we supply many external customers with wire and steel tubing products.

In 2012, we completed the acquisition of Western Pneumatic Tube (Western). Western is a leading provider of integral components for critical aircraft systems, and formed the Aerospace Products business unit within the Tubing Group. Western specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs. In 2013, we expanded our Aerospace Products business unit with the acquisition of two companies. The first was a UK-based business that extended our capability in aerospace tube fabrication. The second was a French-based company that

PART I

added small-diameter, high-pressure seamless tubing to our product portfolio. For further information about acquisitions, see Note R on page 109 of the Notes to Consolidated Financial Statements.
Products

Products manufactured or distributed by our Industrial Materials groups include:

Wire Group

•	Steel rod

•	Drawn wire

•	Steel billets

•	Fabricated wire products

Tubing Group

•	Welded steel tubing

•	Fabricated tube components

•	Titanium and nickel tubing for the aerospace industry

Customers

We use about half of our wire output and roughly 15-20% of our steel tubing output to manufacture our own products. For example, we use our wire and steel tubing to make:

•	Bedding and furniture components

•	Motion furniture mechanisms

•	Commercial fixtures and shelving

•	Automotive seat components

The Industrial Materials segment also has a diverse group of external customers, including:

•	Bedding and furniture makers

•	Automotive seating manufacturers

•	Aerospace suppliers and OEMs

•	Mechanical spring makers

•	Waste recyclers and waste removal businesses

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

Strategic Direction

Key Financial Metric

Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends)/Beginning Stock Price). Our goal is to achieve TSR in the top 1/3 of the S&P 500 companies over rolling three-year periods through a balanced approach that employs all four TSR sources: revenue growth, margin expansion, dividends, and share repurchases. For the three-year measurement period that ended December 31, 2013 we generated TSR of 56% (16% per year on average), which placed us in the top one half of the S&P 500.

Our incentive programs reward return generation and profitable growth. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.

Returning Cash to Shareholders

During the past three years, we generated $1.2 billion of operating cash, and we returned much of this cash to shareholders in the form of dividends and share repurchases. Dividends and share repurchases are expected to remain significant contributors to long-term TSR.

PART I

We currently pay a quarterly dividend of $.30 per share. Our dividend payout target is 50-60% of earnings; however we have been above that target in recent years. Our dividend payout ratio (dividends declared per share/earnings per share) was 106%, 67% and 88% in 2011, 2012 and 2013, respectively. As our markets recover, we expect to move into our target payout range. In the meantime, we expect to generate enough cash to continue to pay and modestly grow the dividend. The Company has consistently (for over 20 years) generated operating cash in excess of our annual requirement for capital expenditures and dividends.

We expect to use cash (after repayment of debt and funding capital expenditures, dividends, and growth opportunities) for share repurchases. During the past three years, we have repurchased 18 million shares of our stock (and issued 11 million shares through employee benefit plans), which reduced the net outstanding shares by approximately 5%. In 2013, we repurchased 6 million shares at an average per share price of $30.81 (and issued 3 million shares through employee benefit plans). In 2013, our shares outstanding was reduced by approximately 2% to 139.4 million at year-end.

Portfolio Management

We utilize a rigorous strategic planning process to help guide future decisions regarding business unit roles, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix, or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as growth of EBIT (earnings before interest and taxes) and EBITDA (earnings before interest, taxes, depreciation and amortization), operating cash flows, and return on assets. Business units in the Grow category should provide avenues for profitable growth from competitively advantaged positions in attractive markets. Core business units are expected to enhance productivity, maintain market share, and generate cash flow from operations while using minimal capital. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

Disciplined Growth

Long-term, we aim to achieve consistent, profitable growth of 4-5% annually. To attain this goal, we will need to supplement the approximate 2-3% growth that our markets typically produce (in normal economic times) with two additional areas of opportunity. First, we must enhance our success rate at developing and commercializing innovative new products within markets in which we already enjoy strong competitive positions. Second, we need to uncover new growth platforms: opportunities in markets new to us containing margins and growth higher than the Company's average, and in which we would possess a competitive advantage.

Our long-term, 4-5% annual growth objective envisions periodic acquisitions. We seek acquisitions within our Grow businesses, and look for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We expect all acquisitions to (a) have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in an attractive and growing market; (b) create value by enhancing Total Shareholder Return; (c) for stand-alone companies: generally, revenue in excess of $50 million, strong management and future growth opportunity with a strong market position in a market growing faster than GDP; and (d) for add-on companies: generally, revenue in excess of $15 million, significant synergies, and a strategic fit with an existing business unit.

PART I

Acquisitions

In 2013, we expanded our Aerospace Products business unit with the acquisition of two companies. The first was a UK-based business acquired in May that extended our capability in aerospace tube fabrication. The second was a French-based company acquired in July that added small-diameter, high-pressure seamless tubing to our product portfolio. With these acquisitions, our Aerospace Products business unit, which is part of the Industrial Materials segment, has an annual revenue run rate in excess of $120 million.

In 2012, we acquired for a cash purchase price of $188 million, Western Pneumatic Tube, which produces thin-walled, large diameter, welded tubing and specialty formed products for aerospace applications.  Western fabricates products from specialty materials, such as titanium, nickel, stainless steel, and other high strength metals for use in aircraft systems, including fuel, hydraulic, pneumatic, environmental, life support, stability, and cooling systems.  Western operates two facilities, one in Kirkland, Washington, and another in Poway, California, and is part of the Aerospace Products business unit.

We had no significant acquisitions in 2011.

For further information about acquisitions, see Note R on page 109 of the Notes to Consolidated Financial Statements.

Divestitures

There were no significant divestitures in 2011, 2012 or 2013.

For further information about divestitures and discontinued operations, see Note B on page 78 of the Notes to Consolidated Financial Statements.

Segment Financial Information

For information about sales to external customers, sales by product line, EBIT, and total assets of each of our segments, refer to Note F on page 84 of the Notes to Consolidated Financial Statements.

PART I

Foreign Operations

The percentages of our external sales related to products manufactured outside the United States for the previous three years are shown below.

Our international operations are principally located in China, Europe, Canada and Mexico. The products we make in these countries primarily consist of:

China

•	Innersprings for mattresses

•	Recliner mechanisms and bases for upholstered furniture

•	Formed wire for upholstered furniture

•	Retail store fixtures and gondola shelving

•	Office furniture components, including chair bases and casters

•	Formed metal products, lumbar and seat suspension systems for automotive seating

•	Cables and small electric motors used in lumbar systems for automotive seating

•	Machinery and replacement parts for machines used in the bedding industry

Europe

•	Innersprings for mattresses

•	Wire and wire products

•	Seamless tubing and specialty formed products for aerospace applications

•	Lumbar and seat suspension systems for automotive seating

•	Machinery and equipment designed to manufacture innersprings for mattresses and other bedding-related components

Canada

•	Fabricated wire for the furniture and automotive industries

•	Chair bases, table bases and office chair controls

•	Lumbar supports for automotive seats

•	Wire and steel storage systems and racks for service vans and utility vehicles

PART I

Mexico

•	Innersprings and fabricated wire for the bedding industry

•	Retail point-of-purchase displays

•	Automotive control cable systems and seating components

•	Shafts for the appliance industry
Our international expansion strategy is to locate our operations where we believe we would possess a competitive advantage and where demand for components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them more efficiently.

Our international operations face the risks associated with any operation in a foreign country. These risks include:

•	Foreign currency fluctuation

•	Foreign legal systems that make it difficult to protect intellectual property and enforce contract rights

•	Credit risks

•	Increased costs due to tariffs, customs and shipping rates

•	Potential problems obtaining raw materials, and disruptions related to the availability of electricity and transportation during times of crisis or war

•	Inconsistent interpretation and enforcement, at times, of foreign tax laws

•	Political instability in certain countries

Our Specialized Products segment, which derives roughly 76% of its trade sales from foreign operations, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on our foreign operations and other adverse effects on our business.

PART I

Geographic Areas of Operation

We have manufacturing facilities in countries around the world, as shown below.

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
North America
Canada	■	■		■
Mexico	■		■	■
United States	■	■	■	■
Europe
Austria				■
Belgium				■
Croatia	■			■
Denmark	■
France			■
Germany				■
Hungary				■
Italy		■		■
Switzerland				■
United Kingdom	■		■	■
South America
Brazil	■
Asia
China	■	■		■
India				■
South Korea				■
Africa
South Africa	■

For further information concerning our external sales related to products manufactured outside the United States and our tangible long-lived assets outside the United States, refer to Note F on page 84 of the Notes to Consolidated Financial Statements.

PART I

Sales by Product Line

The following table shows our approximate percentage of external sales by classes of similar products for the last three years:

Product Line	2013	2012	2011
Furniture Group	18%	18%	18%
Bedding Group	18	18	18
Fabric & Carpet Underlay Group	16	15	15
Automotive Group	13	13	12
Wire Group	12	12	14
Store Fixtures Group	7	8	9
Tubing Group	5	4	2
Office Furniture Components Group	5	5	5
Machinery Group	3	3	3
Commercial Vehicle Products Group	3	4	4

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

We supply a substantial majority of our domestic steel rod requirements through our own rod mill. Our wire drawing mills supply nearly all of our U.S. requirements for steel wire. We also produce welded steel tubing, both for our own consumption and for sale to external customers.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2013, our largest customer accounted for approximately 6% of our consolidated revenues. Our top 10 customers accounted for approximately 23% of these consolidated revenues. The loss of one or more of these customers could have a

PART I

material adverse effect on the Company, as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Furnishings, Commercial Fixturing & Components and Specialized Products segments.

Patents and Trademarks

The chart below shows the approximate number of patents issued, patents in process, trademarks registered and trademarks in process held by our operations as of December 31, 2013. No single patent or group of patents, or trademark or group of trademarks, is material to our operations, as a whole. Most of our patents relate to products sold in the Specialized Products segment, while a substantial majority of our trademarks relate to products sold in the Residential Furnishings and Specialized Products segments.

Some of our most significant trademarks include:

•	Semi-Flex® (box spring components and foundations)

•	Mira-Coil®, VertiCoil®, Lura-Flex®, Superlastic® and Comfort Core® (mattress innersprings)

•	Active Support Technology® (mattress innersprings)

•	Wall Hugger® (recliner chair mechanisms)

•	Super Sagless® (motion and sofa sleeper mechanisms)

•	No-Sag® (wire forms used in seating)

•	Tack & Jump® and Pattern Link® (quilting machines)

•	Hanes® (fiber materials)

•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)

•	Spuhl® (mattress innerspring manufacturing machines)

•	Gribetz® and Porter® (quilting and sewing machines)

•	Quietflex® and Masterack® (equipment and accessories for vans and trucks)

Research and Development

We maintain research, development and testing centers in Carthage, Missouri and at many of our other facilities. We are unable to calculate precisely the cost of research and development because the personnel involved

PART I

in product and machinery development also spend portions of their time in other areas. However, we estimate the cost of research and development was $20 million in 2011, $22 million in 2012 and $24 million in 2013.

Employees

As of December 31, 2013, we had approximately 18,800 employees, of which roughly 13,200 were engaged in production. Of the 18,800, approximately 9,100 were international employees (5,200 in China). Roughly 14% of our employees are represented by labor unions that collectively bargain for work conditions, wages or other issues. We did not experience any material work stoppage related to contract negotiations with labor unions during 2013. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2014. The chart below shows the approximate number of employees by segment.

As of December 31, 2012, we had approximately 18,300 employees.

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

PART I

•	Components for office furniture

•	Drawn steel wire

•	Automotive seat support and lumbar systems

•	Bedding industry machinery for wire forming, sewing and quilting

•	Thin-walled, titanium, nickel and other specialty tubing for the aerospace industry
We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our efficient operations, low labor content, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases, by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs.

Premium non-innerspring mattresses (those that have either a foam or air core) experienced rapid growth in the U.S. bedding market in recent years. These products represent a relatively small portion of the bedding market in units (approximately 10%-12%), but comprise a larger portion of the market in dollars (approximately 25%-30%) due to their higher average selling prices. In 2013, non-innerspring mattress sales declined and the proportion of the total bedding market that they represent also decreased. Most traditional bedding manufacturers (who are our customers) now offer mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products, which allow our customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring, have been well received by consumers.

For the past five years, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  The orders remain in effect while the Department of Commerce (DOC) and the International Trade Commission (ITC) conduct separate reviews to determine whether to extend the duties through February 2019 (for China) and December 2018 (for South Africa and Vietnam).  If it is determined that the revocation of the duties would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC)  and material injury to the U.S. innerspring industry (determined by the ITC), the duties will be extended.  We believe that, without the extension, it is likely that dumping will recur and the U.S. innerspring industry will be materially injured.   As a result, we are actively participating in the DOC and ITC reviews.  We expect the DOC and ITC to issue their respective determinations in March 2014. If the duties are not extended, they will be retroactively revoked to February 2014 (for China) and December 2013 (for South Africa and Vietnam).

In addition, because of the documented evasion of antidumping orders by shipping of goods through third countries and falsely identifying the countries of origin, Leggett, along with several U.S. manufacturers have formed a coalition and are working with members of Congress, the DOC, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

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

PART I

•
Commercial Fixturing & Components: generally has stronger third quarter sales of its store fixture products, with the fourth quarter significantly lower. This aligns with the retail industry’s normal construction cycle—the opening of new stores and completion of remodeling projects in advance of the holiday season.

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

Discontinued Operations

Some of our prior businesses are disclosed in our annual financial statements as discontinued operations since (i) the operations and cash flows of the businesses were clearly distinguished and have been or will be

PART I

eliminated from our ongoing operations; (ii) the businesses have either been disposed of or are classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the businesses after the disposal transactions.

For information on discontinued operations, see Note B on page 78 of the Notes to Consolidated Financial Statements.

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

As a supplier of products to a variety of industries, we are adversely affected by general economic downturns. Our operating performance is heavily influenced by market demand for our components and products. Market demand for the majority of our products is most heavily influenced by consumer confidence. To a lesser extent, market demand is impacted by other broad economic factors, including disposable income levels, employment levels, housing turnover and interest rates. All of these factors influence consumer spending on durable goods, and drive demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one-third of our sales.

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

Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; therefore, our raw material costs generally move with the market. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Conversely, if raw material costs decrease, we generally pass through reduced selling prices to our customers. Reduced selling prices combined with higher cost inventory can reduce our segment margins and earnings.

Steel is our principal raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. In late 2013, steel costs increased unexpectedly, and the timing of the increase (late in the year) resulted in a concentration of LIFO expense in the fourth quarter. We are implementing price increases in early 2014 to recover these higher costs. Our operations can also be impacted by changes in the cost of fabrics and foam scrap. We experienced significant fluctuations in the cost of these commodities in recent years.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In the later half of 2013, metal margins within our rod production operation were compressed due to downward pressure on steel rod prices from Chinese imports. Also, if scrap costs

PART I

raise more rapidly than the price of steel rod, the metal margins will be compressed. In either instance, compressed metal margins could negatively impact our result of operations.

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

Premium non-innerspring mattresses (those that have either a foam or air core) have experienced rapid growth in the U.S. bedding market in recent years. While still a relatively small portion of the total market in units (approximately 10%-12%), these products represent a much larger portion of the total market in dollars (approximately 25%-30%) due to their higher average selling prices. If sales of foam or air core mattresses continue to grow appreciably, it could reduce our market share in the U.S. bedding market, and negatively impact our sales and earnings.

The revocation of duties on imports of innersprings from China, South Africa and Vietnam could reduce our market share, sales, profit margins and earnings.

For the past five years, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  The orders remain in effect while the Department of Commerce (DOC) and the International Trade Commission (ITC) conduct separate reviews to determine whether to extend the duties through early 2019 (for China) and late 2018 (for South Africa and Vietnam).  If it is determined that the revocation of the duties would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC)  and material injury to the U.S. innerspring industry (determined by the ITC), the duties will be extended.  We believe that, without the extension, it is likely that dumping will recur and the U.S. innerspring industry will be materially injured.   As a result, we are actively participating in the DOC and ITC reviews.  We expect the DOC and ITC to issue their respective determinations in March 2014. If the DOC and ITC revoke the duties it could reduce our share in the innersprings market, our sales, profit margins and earnings.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2013, goodwill and other intangible assets represented approximately $1.1 billion, or approximately 36% of our total assets. In addition, net property, plant and equipment and sundry assets totaled approximately $696 million, or approximately 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.

We review our ten reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance

PART I

indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in June 2013 indicated no goodwill impairments, but fair market value for one of our ten reporting units (Store Fixtures) exceeded book value by approximately 18%. The goodwill associated with the Store Fixtures reporting unit was approximately $109 million at December 31, 2013. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Although 2012 performance was better than expected, 2013 fell short of expectations. The predictability of future results is less certain than that of our other reporting units due to the project nature of this business. If we are not able to achieve projected performance levels in Store Fixtures, future impairments could be possible, which would negatively impact our earnings.

We had been reviewing the Commercial Vehicle Products (CVP) group, which is part of the Specialized Products segment, as part of our ongoing strategic planning process with one possible strategic alternative being to divest all or part of the group. During this process, an unexpected decline in CVP group sales, earnings and operating cash flows occurred. Consequently, we received a lower than previously expected indication of value relating to the potential disposition of the business. As a result, we conducted an interim valuation of the CVP group goodwill and other long-lived assets and, in December, concluded that an impairment charge was required primarily relating to goodwill of the CVP group. We recorded a goodwill impairment charge of $63 million in the fourth quarter. A further decline in the CVP group business could result in future impairments which would negatively impact our earnings.

We are exposed to foreign currency risk which may negatively impact our competitiveness, profit margins and earnings.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2013, 28% of our sales were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

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

Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. Economic uncertainty or tax law changes could impact our underlying assumptions on which valuation reserves are established and negatively affect future period earnings and balance sheets.

PART I

We are exposed to legal contingencies related to various lawsuits and other claims that, if realized, could have a material negative impact on our earnings and cash flows.

We are a defendant in various legal proceedings, including antitrust lawsuits related to the alleged price fixing of prime foam and carpet underlay products, and other proceedings and claims. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. If our assumptions or analysis regarding these contingencies is incorrect, we could incur damages which could have a material negative impact on our earnings and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. We currently have 131 manufacturing locations, of which 85 are located across the United States and 46 are located in 17 foreign countries. We also have various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products
United States	85	50	10	12	13
Europe	17	3	1	3	10
Asia	14	4	2	—	8
Canada	8	2	2	—	4
Mexico	5	2	—	1	2
Other	2	2	—	—	—
Total	131	63	15	16	37
__________________________________________________________

Manufacturing locations that we own produced approximately 70% of our sales in 2013. We also lease many of our manufacturing, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 92 of the Notes to Consolidated Financial Statements.

In the opinion of management, the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base. Our productive capacity, in general, continues to exceed current operating levels. With our current utilization levels, we should be able to increase unit sales by approximately $400 million (based on current sales mix) without the need for large capital investment.

PART I

Item 3. Legal Proceedings.

The information in Note T beginning on page 113 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.

Environmental Matter Involving Potential Monetary Sanctions of $100,000 or More
On March 27, 2013, Region 5 of the U.S. Environmental Protection Agency issued a Notice of Violation("NOV") alleging that our subsidiary, Sterling Steel Company, violated the Clean Air Act and the Illinois State Implementation Plan currently in place. Sterling operates a steel rod mill in Sterling, Illinois. The NOV alleges that Sterling, since 2008, has exceeded the allowable annual particulate matter and manganese emission limits for its arc furnace. Sterling requested a conference with the EPA to discuss the alleged violations. The conference was held on May 20, 2013.

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

Sunset Review Regarding Extension of Antidumping Duties on Innerspring Imports

For the past five years, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  The orders remain in effect while the U.S. Department of Commerce (DOC) and the International Trade Commission (ITC) each conduct separate reviews (one for each country) to determine whether to extend the duties through February 2019 (for China) and December 2018 (for South Africa and Vietnam). The DOC reviews (Case Nos. A-570-928; A-791-821; and A-552-803) and ITC reviews (Investigation Nos. 731-TA-1140; 731-TA-1141; and 731-TA-1142) were self-initiated on November 1, 2013. We filed three Statements of Intent to Participate in the DOC reviews on December 2, 2013 (one for each country). We also filed a Statement of Willingness to Participate in the ITC reviews on December 2, 2013 (one collective filing).

If it is determined that the revocation of the duties would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC) and material injury to the U.S. innerspring industry (determined by the ITC), the duties will be extended.  We have argued that, without the extension, it is likely that dumping will recur, the U.S. innerspring industry will be materially injured, and, as such, the duty orders should be extended.   If the orders are revoked, the revocation would occur retroactively to February 19, 2014 (for China) and December 10, 2013 (for South Africa and Vietnam). We expect the DOC and ITC to issue their respective determinations in March 2014.

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

Name	Age	Position
David S. Haffner	61	Board Chair and Chief Executive Officer
Karl G. Glassman	55	President and Chief Operating Officer
Matthew C. Flanigan	52	Executive Vice President and Chief Financial Officer
Jack D. Crusa	59	Senior Vice President, Specialized Products
Perry E. Davis	54	Senior Vice President, Residential Furnishings
David M. DeSonier	55	Senior Vice President, Strategy & Investor Relations
Scott S. Douglas	54	Senior Vice President, General Counsel
Joseph D. Downes, Jr.	69	Senior Vice President, Industrial Materials
John G. Moore	53	Senior Vice President, Chief Legal & HR Officer and Secretary
Dennis S. Park	59	Senior Vice President, Commercial Fixturing & Components
William S. Weil	55	Vice President, Corporate Controller and Chief Accounting Officer

______________________________

Subject to the employment and severance benefit agreements with Mr. Haffner, Mr. Glassman and Mr. Flanigan, listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors. Our employment agreement with Mr. Haffner provides that he may terminate the agreement if not nominated as a director and appointed to the Board's executive committee. Employment agreements with Mr. Glassman and Mr. Flanigan provide that they may terminate their agreements if not nominated as a director of the Company. In addition, each may terminate their respective agreement if not elected to their current executive officer position. See Exhibit Index on page 122 for reference to the agreements.

David S. Haffner was elected Board Chair of the Company in 2013 and continues to serve as Chief Executive Officer since his appointment in 2006. He previously served as President from 2002 to 2013, Chief Operating Officer from 1999 to 2006, and as Executive Vice President from 1995 to 2002. He has served the Company in various capacities since 1983.

Karl G. Glassman was appointed President of the Company in 2013 and has served as Chief Operating Officer since 2006. He previously served as Executive Vice President from 2002 to 2013, President of Residential Furnishings from 1999 to 2006, Senior Vice President from 1999 to 2002 and in various capacities since 1982.

Matthew C. Flanigan was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 2003 to 2005, President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997.

Jack D. Crusa was appointed Senior Vice President in 1999 and President of Specialized Products in 2004. He previously served as President of Industrial Materials from 1999 to 2004, and President of the Automotive Group from 1996 to 1999. He has served the Company in various capacities since 1986.

PART I

Perry E. Davis was appointed Senior Vice President and President of Residential Furnishings in 2012. He previously served as Vice President of the Company, President—Bedding Group from 2006 to 2012, as Vice President of the Company, Executive VP of the Bedding Group and President—U.S. Spring beginning in 2005. He also served as Executive VP of the Bedding Group and President—U.S. Spring from 2004 to 2005, President—Central Division Bedding Group from 2000 to 2004, and in various capacities since 1981.

David M. DeSonier was appointed Senior Vice President—Strategy & Investor Relations in 2011. He previously served as Vice President—Strategy & Investor Relations from 2007 to 2011 and served as Vice President—Investor Relations and Assistant Treasurer from 2002 to 2007. He joined the Company as Vice President—Investor Relations in 2000.

Scott S. Douglas was appointed Senior Vice President—General Counsel in 2011. He previously served the Company as Vice President beginning in 2008, and General Counsel beginning in 2010. He also served as Vice President—Law and Deputy General Counsel from 2008 to 2010, Associate General Counsel—Mergers & Acquisitions from 2001 to 2007, and Assistant General Counsel from 1991 to 2001. He has served the Company in various legal capacities since 1987.

Joseph D. Downes, Jr. was appointed Senior Vice President of the Company in 2005 and President of the Industrial Materials Segment in 2004. He previously served the Company as President of the Wire Group from 1999 to 2004 and in various capacities since 1976.

John G. Moore was appointed Senior Vice President, Chief Legal and HR Officer and Secretary in 2011. He was appointed Secretary in 2010, Chief Legal and HR Officer in 2009 and Vice President—Corporate Affairs & Human Resources in 2008. He served as Vice President—Corporate Governance from 2006 to 2008, Vice President and Associate General Counsel from 2001 to 2006, and as Managing Counsel and Assistant General Counsel from 1998 to 2001. He has served the Company in various legal capacities since 1993.

Dennis S. Park was appointed Senior Vice President and President of Commercial Fixturing & Components in 2006. He previously served as Vice President and President of Home Furniture and Consumer Products from 2004 to 2006, and Vice President and President of Home Furniture Components from 1996 to 2004. He has served the Company in various capacities since 1977.

William S. Weil was appointed Chief Accounting Officer in 2004, Vice President in 2000 and Corporate Controller in 1991. He previously served the Company in various other accounting capacities since 1983.

PART II

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2013
First Quarter	$33.80	$27.24	74.0	$0.29
Second Quarter	34.28	29.59	74.7	0.29
Third Quarter	32.52	28.59	63.1	0.30
Fourth Quarter	31.33	28.00	65.2	0.30
For the Year	$34.28	$27.24	277.0	$1.18
2012
First Quarter	$23.73	$21.26	119.0	$0.28
Second Quarter	23.98	19.26	129.9	0.28
Third Quarter	25.24	20.50	107.9	0.29
Fourth Quarter	27.89	24.35	84.8	0.29
For the Year	$27.89	$19.26	441.6	$1.14
______________________________

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 14, 2014, we had 9,196 shareholders of record.

We expect to continue to pay dividends on our common stock and we are targeting a dividend payout ratio (dividends declared per share/earnings per share) of 50-60%, though it has been and will likely be higher for the near term. Our dividend payout ratio was 106%, 67% and 88% in 2011, 2012 and 2013, respectively. See the discussion of the Company’s targeted dividend payout under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 43.

During 2012, the Company declared four quarterly dividends, but paid five of them, given its decision to accelerate the first quarter 2013 dividend payment into December 2012 in anticipation of individual tax rate increases. For 2013, the Company returned to its typical dividend practice and paid the fourth quarter dividend in 2014. The five dividend payments in 2012 utilized approximately $200 million of cash while the three payments in 2013 utilized roughly $125 million of cash.

PART II

Issuer Purchases of Equity Securities

The table below is a listing of our purchases of the Company’s common stock during each calendar month of the fourth quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2013	351,046	$30.02	351,046	6,315,750
November 2013	770,797	$29.59	766,505	5,549,245
December 2013	884,023	$30.67	883,332	4,665,913
Total	2,005,866	$30.14	2,000,883
______________________________

(1)
This number includes 4,983 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes for option exercises and stock unit conversions.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2014, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2014. No specific repurchase schedule has been established.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2013 [1]	2012 [2,3]	2011 [2,4]	2010 [2]	2009 [2]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$3,746	$3,706	$3,619	$3,340	$3,015
Earnings from Continuing Operations	193	243	174	187	119
(Earnings) Attributable to Noncontrolling Interest, net of tax	(3)	(2)	(3)	(6)	(3)
Earnings (loss) from Discontinued Operations, net of tax	7	7	(18)	(4)	(4)
Net Earnings	197	248	153	177	112
Earnings per share from Continuing Operations
Basic	1.31	1.67	1.17	1.20	.73
Diluted	1.29	1.65	1.16	1.18	.73
Earnings (Loss) per share from Discontinued Operations
Basic	.05	.05	(.12)	(.03)	(.03)
Diluted	.05	.05	(.12)	(.03)	(.03)
Net Earnings (Loss) per share
Basic	1.36	1.72	1.05	1.17	.70
Diluted	1.34	1.70	1.04	1.15	.70
Cash Dividends declared per share	1.18	1.14	1.10	1.06	1.02
Summary of Financial Position
Total Assets	$3,108	$3,255	$2,915	$3,001	$3,061
Long-term Debt, including capital leases	$688	$854	$833	$762	$789
______________________________

[1]
In the fourth quarter of 2013, we incurred $67 million of charges related to the Commercial Vehicle Products group ($63 million goodwill impairment charge and $4 million accelerated amortization of a customer-related intangible asset). In the third quarter of 2013, we recorded a $9 million bargain purchase gain related to an acquisition.

[2]
Amounts for 2012 through 2009 were retrospectively adjusted to reflect the reclassification of certain businesses from continuing to discontinued operations in 2013. For information about discontinued operations, see Note B on page 78 of the Notes to Consolidated Financial Statements.

[3]
Net earnings for 2012 include a $27 million net tax benefit primarily related to the release of valuation allowances on certain Canadian deferred tax assets, partially offset by deferred withholding taxes on earnings in China.

[4]
The Company incurred asset impairment charges and restructuring-related charges totaling $44 million in 2011. Of these charges, $25 million were associated with continuing operations and $19 million were related to discontinued operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2013 HIGHLIGHTS

Acquisitions contributed to modest sales growth in 2013. Same location sales (excluding acquisitions) were essentially flat, with slightly higher unit volume offset by lower trade sales from our rod mill. Sales growth continued in Automotive and Carpet Underlay but these gains were largely offset by declines in Store Fixtures, Commercial Vehicle Products (CVP), and Adjustable Bed.

As discussed throughout the year, we have been considering strategic alternatives for our CVP business. Late in 2013, it became apparent that current market values for certain CVP assets had fallen below recorded book values, and we recognized non-cash impairment and other charges related to the goodwill and other intangible assets of the business. Earnings in 2013 decreased (versus 2012) as result of these charges and the non-recurrence of a significant tax benefit from 2012.

We expanded our Aerospace Products business unit in 2013 with the acquisition of two companies. These new European-based operations added small diameter, high pressure seamless tubing to our product portfolio and extended our capability in aerospace tube fabrication.

Operating cash for the full year was strong, helped in part by improvements in working capital levels. We again generated more than enough cash from operations to comfortably fund dividends and capital expenditures, something we've accomplished for over 20 years.

2013 marked the 42nd consecutive annual dividend increase for the company, with a compound annual growth rate of 13% over that time period. Only one other S&P 500 company can claim as high a rate of dividend growth for as many years.

Our financial profile remains strong. We ended 2013 with net debt to net capital below the conservative end of our long-standing targeted range. In April we repaid $200 million of notes that matured and ended the year with nearly all of our $600 million commercial paper program and revolver facility available.

We assess our overall performance by comparing our Total Shareholder Return (TSR) to that of peer companies on a rolling three-year basis. We target TSR in the top one-third of the S&P 500 over the long term. For the three years ended December 31, 2013, we generated TSR of 16% per year on average. That places us in the top half of the S&P 500, but shy of our top one-third goal.

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

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. For the three-year measurement period that ended December 31, 2013, we generated TSR of 16% per year on average, matching the return of the S&P 500 index. That performance placed us in the top half of the S&P 500 companies, but shy of our goal to be in the top third.

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

Market Demand

Market demand (including product mix) is impacted by several economic factors, with consumer confidence being most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one-third of our sales.

We continue to retain more production capacity than we currently utilize. Accordingly, unit sales can increase by approximately $400 million (based on current sales mix) without the need for large capital investment. We have meaningful operating leverage that should benefit earnings as market demand improves. Until our spare capacity is fully utilized, each additional $100 million of sales from incremental unit volume is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.

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

Steel is our principal raw material. At various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. In late 2013, steel costs increased unexpectedly, and the timing of the increase (late in the year) resulted in a concentration of LIFO expense in the fourth quarter. We are implementing price increases in early 2014, and expect to recover these higher costs.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile during certain periods in recent years. In the back half of 2013, metal margins decreased due to downward pressure on steel rod prices from Chinese imports.

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

PART II

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs.

Premium non-innerspring mattresses (those that have either a foam or air core) experienced rapid growth in the U.S. bedding market in recent years. These products represent a relatively small portion of the bedding market in units (approximately 10%-12%), but comprise a larger portion of the market in dollars (approximately 25%-30%) due to their higher average selling prices. In 2013, non-innerspring mattress sales declined and the proportion of the total bedding market that they represent also decreased. Most traditional bedding manufacturers (who are our customers) now offer mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products, which allow our customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring, have been well received by consumers.

For the past five years, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  The orders remain in effect while the Department of Commerce (DOC) and the International Trade Commission (ITC) conduct separate reviews to determine whether to extend the duties through February 2019 (for China) and December 2018 (for South Africa and Vietnam).  If it is determined that the revocation of the duties would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC)  and material injury to the U.S. innerspring industry (determined by the ITC), the duties will be extended.  We have argued that, without the extension, it is likely that dumping will recur, the U.S. innerspring industry will be materially injured, and as such, the duty orders should be extended. If the orders are revoked, the revocation would occur retroactively to February 19, 2014 (for China) and December 10, 2013 (for South Africa and Vietnam). We expect the DOC and ITC to issue their respective determinations in March 2014.

In addition, because of the documented evasion of antidumping orders by shipping of goods through third countries and falsely identifying the countries of origin, Leggett, along with several U.S. manufacturers have formed a coalition and are working with members of Congress, the DOC, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.

2011 Restructuring Plan

In December 2011, we approved a restructuring plan to reduce our overhead costs and improve ongoing profitability. The activities primarily entailed the closure of four underperforming facilities. We incurred a $37 million pre-tax (largely non-cash) charge in 2011 primarily related to this plan, of which $18 million related to continuing operations and $19 million was associated with discontinued operations. These activities were substantially complete by the end of 2012.

PART II

RESULTS OF OPERATIONS—2013 vs. 2012

Sales grew modestly in 2013 as a result of acquisitions. Same location sales were essentially flat with slightly higher unit volume offset by lower trade sales at our steel rod mill (sales shifted from trade to intra-segment).

Earnings decreased in 2013 (versus 2012) as a result of impairment and other charges related to the goodwill and other intangible assets of our CVP business, and the non-recurrence of a significant tax benefit from 2012.

Further details about our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings during 2013, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales:
Year ended December 31, 2012	$3,706
Same location sales decrease:
Lower steel mill trade sales	(33)	(1)%
Approximate unit volume increase	30	1%
Same location sales decrease	(3)	—%
Acquisition sales growth	43	1%
Year ended December 31, 2013	$3,746	1%
Net earnings attributable to Leggett & Platt:
(Dollar amounts, net of tax)
Year ended December 31, 2012	$248
CVP impairment and related charges	(45)
Non-recurrence of 2012 significant net tax benefit	(27)
Acquisition-related bargain purchase gain	9
Lower effective tax rate	13
Other factors, including higher sales and acquisition earnings offset by higher raw material costs	(1)
Year ended December 31, 2013	$197
Earnings Per Share—2012	$1.70
Earnings Per Share—2013	$1.34
[1] 2012 amounts have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations.

Same location sales were essentially flat, with 1% unit volume growth offset by a 1% revenue decline from lower trade sales at our rod mill. Sales grew primarily from market strength and new program awards in Automotive and raw material-related price increases in Carpet Underlay. These improvements were partially offset by declines in Store Fixtures, CVP, and Adjustable Bed. The decrease in trade sales of steel rod during 2013 was offset by an increase in intra-segment rod sales, and the rod mill continued to operate at full capacity.

PART II

Earnings decreased as a result of non-cash impairment and other charges related to the goodwill and other intangible assets of our CVP business, and the non-recurrence of a significant tax benefit from 2012. Operationally, the earnings benefit from modest unit volume growth and acquisitions was essentially offset by an increase in steel costs late in the year that resulted in higher LIFO expense. We are implementing price increases in early 2014, and expect to recover the higher costs. The other items detailed in the table above also collectively contributed to the change in earnings.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 55% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. In 2012, lower commodity costs led to a LIFO benefit of $15 million. Steel inflation in late 2013 resulted in a significant change in our full-year LIFO estimates (interim expectations for a full-year LIFO benefit of $13 million changed instead to a full year expense of $2 million as steel costs increased late in the year) and a concentration of LIFO expense in the fourth quarter.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 74.

Interest and Income Taxes

Net interest expense in 2013 was flat with 2012.

The 2013 worldwide effective income tax rate on our continuing operations was 22%, compared to 21% for 2012.  In both years the tax rate reflects necessary tax reserve reductions and other tax benefits that lowered the overall rate.  The 2013 tax rate includes $17 million of favorable adjustments primarily related to the impact of Mexico tax law changes, the settlement of certain foreign and state tax audits, and a non-taxable bargain purchase gain.  The impact of these items on the tax rate was magnified by our fourth quarter CVP impairment.  In 2012, the tax rate benefited from the release of a $38 million valuation allowance on certain Canadian deferred tax assets, partially offset by the accrual of $11 million of China withholding taxes.

PART II

Segment Results

In the following section we discuss 2013 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 84. 2012 amounts have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. For further information about discontinued operations, see Note B to the Consolidated Financial Statements on page 78.

(Dollar amounts in millions)	2013	2012	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales
Residential Furnishings	$1,967	$1,904	$63	3%	3%
Commercial Fixturing & Components	456	483	(27)	(6)%	(6)%
Industrial Materials	844	871	(27)	(3)%	(8)%
Specialized Products	790	757	33	4%	4%
Total	4,057	4,015	42
Intersegment sales elimination	(311)	(309)	(2)
External sales	$3,746	$3,706	$40	1%	—%

	2013	2012	Change in EBIT		EBIT Margins (2)
			$	%	2013	2012
EBIT
Residential Furnishings	$172	$154	$18	12%	8.7%	8.1%
Commercial Fixturing & Components	15	30	(15)	(50)%	3.4%	6.3%
Industrial Materials	73	66	7	11%	8.6%	7.6%
Specialized Products	27	87	(60)	(69)%	3.4%	11.5%
Intersegment eliminations & other	—	(9)	9
Change in LIFO reserve	(2)	15	(17)
Total	$285	$343	$(58)	(17)%	7.6%	9.3%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Residential Furnishings sales increased 3% in 2013 from unit volume growth in certain product categories and raw material-related price increases in carpet underlay. Volume grew primarily in European spring, seating components, sofa sleepers, and carpet underlay. These gains were partially offset by lower adjustable bed volume. Within our U.S. Spring business, we experienced unit volume growth in box springs and Comfort Core® (which is our pocketed coil innerspring), however total domestic innerspring units decreased modestly. Furniture hardware unit volumes also decreased for the full year.

EBIT and EBIT margins increased in 2013, primarily due to higher sales, cost improvements, and favorable product mix in U.S. Spring.

PART II

Commercial Fixturing & Components

Sales in Commercial Fixturing & Components decreased 6% in 2013. Volumes in the Store Fixtures business were down 8% for the year, reflecting continued weak capital spending by retailers. Sales in our Office Furniture Components business decreased 3%, which we believe was consistent with demand trends in the office seating market.

EBIT and EBIT margins decreased in 2013, primarily from lower sales.

Industrial Materials

Sales in the segment decreased 3% in 2013, with revenue from acquisitions more than offset by lower trade sales from our rod mill and steel-related price deflation. The decrease in trade sales of steel rod during the year was more than offset by an increase in intra-segment rod sales, and the rod mill continued to operate at full capacity. A change in the mix of rod sales from trade to intra-segment is generally positive to earnings since that change tends to also shift the production mix to higher-value high carbon rods.

EBIT and EBIT margins improved versus 2012, primarily due to the absence of acquisition-related costs at Western Pneumatic Tube and earnings from acquisitions. These gains were partially offset by lower metal margins in steel rod in the second half of 2013.

We expanded our Aerospace Products business unit in 2013 with the acquisition of two companies. The first was a U.K.-based business acquired in May that extended our capability in aerospace tube fabrication. The second was a French-based company acquired in July that added small diameter, high pressure seamless tubing to our product portfolio. The Aerospace Products business unit, which now has an annual revenue run rate in excess of $120 million, continues to perform very well and earnings should further benefit as we fully integrate these recent acquisitions.

Specialized Products

In Specialized Products, sales increased 4% in 2013, with growth in Automotive partially offset by a decline in Commercial Vehicle Products. Machinery sales grew modestly. Our Automotive business continued to experience strong growth from a combination of factors, including market strength in North America and Asia, participation in additional vehicle platforms, and expanded component content (via upgraded features).

EBIT decreased $60 million in 2013. We recognized impairment and other charges (of $67 million) related to the goodwill and other intangible assets of our CVP business, and this was partially offset by the positive impact from higher sales.

We have been considering strategic alternatives for our CVP group, including possible divestiture of the business. Late in 2013, performance of the business deteriorated. As a result, it became apparent that current market values for certain CVP assets had fallen below recorded book values, and impairment charges related to the goodwill and other intangible assets were recognized. This decline in current market values of the assets resulted from lower expectations of future revenue and profitability, reflecting reduced market demand for the racks, shelving, and cabinets used in telecom, cable, and delivery vans.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, were $7 million in both 2013 and 2012. Amounts in both years were primarily attributable to tax benefits. In addition, 2012 included a $2 million gain from a litigation settlement associated with a previously divested business.

PART II

RESULTS OF OPERATIONS—2012 vs. 2011

Demand improved in many of our markets during 2012. Growth in unit volumes was partially offset by lower trade sales at our steel mill (sales shifted from trade to intra-segment) and changes in currency rates.

Earnings increased significantly, from $153 million in 2011 to $248 million in 2012. This improvement reflects several factors, including lower restructuring-related costs, higher unit volumes, significant net tax benefits, cost improvements, and earnings from the Western Pneumatic Tube acquisition.

Further details about our consolidated and segment results are discussed below.

Consolidated Results

The following table shows the changes in sales and earnings during 2012, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount [1]	%
Net sales:
Year ended December 31, 2011	$3,619
Same location sales increase:
Lower steel mill trade sales and currency	(70)	(2)%
Approximate unit volume increase	108	3%
Same location sales increase	38	1%
Acquisition sales growth	75	2%
Divestitures	(26)	(1)%
Year ended December 31, 2012	$3,706	2%
Net earnings attributable to Leggett & Platt:
(Dollar amounts, net of tax)
Year ended December 31, 2011	$153
Non-recurrence of restructuring-related costs (from December 2011)	23
Non-recurrence of building gains	(6)
Significant net tax benefits	27
Higher effective tax rate	(7)
Higher interest expense	(4)
Other factors, including higher unit volumes, cost improvements, and acquisition earnings	62
Year ended December 31, 2012	$248
Earnings Per Share—2011	$1.04
Earnings Per Share—2012	$1.70
[1] Amounts have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations.

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

PART II

Earnings increased significantly in 2012 due to several factors. Operationally, these included higher unit volumes, cost improvements, and earnings from the Western Pneumatic Tube acquisition. The other items detailed in the table above also collectively contributed to the earnings increase. In 2011, earnings were reduced by restructuring-related costs primarily associated with the December 2011 Plan discussed on page 30. In 2012, earnings benefited from various tax items, including the elimination of a valuation allowance on Canadian deferred tax assets.

LIFO Impact

Moderate inflation resulted in LIFO expense of $14 million in 2011. In 2012, lower commodity costs led to a LIFO benefit of $15 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 74.

Interest and Income Taxes

Net interest expense in 2012 was $5 million higher than in 2011, primarily due to the issuance in August 2012 of $300 million of long-term notes.

The 2012 effective income tax rate of 21% on continuing operations was lower than the 26% incurred in 2011. The 2012 tax rate benefited from the release of a $38 million valuation allowance on certain Canadian deferred tax assets (primarily tax loss carryforwards). As a result of an increase in operating earnings in Canada, the amalgamation of two Canadian subsidiaries, and the restructuring of intercompany debt attributable in part to a change in Canadian tax law, we now expect those carryforwards and other deferred tax assets to be utilized in future years. This benefit was partially offset by an accrual of $11 million of withholding taxes on earnings in China, which was required since we no longer had specific plans to reinvest all these earnings within China. We also experienced other, less significant, discrete tax items (both favorable and unfavorable) that substantially offset for the year.

The 2011 tax rate benefited from changes in our mix of earnings among taxing jurisdictions, one-time tax planning strategies, and the settlement of our 2004 through 2008 IRS examination. As a result of the tax planning strategies and tax audit, we recognized tax benefits of $5 million in 2011.

PART II

Segment Results

In the following section we discuss 2012 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 84. Amounts have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. For further information about discontinued operations, see Note B to the Consolidated Financial Statements on page 78.

(Dollar amounts in millions)	2012	2011	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales
Residential Furnishings	$1,904	$1,837	$67	4%	3%
Commercial Fixturing & Components	483	507	(24)	(5)%	—%
Industrial Materials	871	847	24	3%	(5)%
Specialized Products	757	731	26	4%	4%
Total	4,015	3,922	93
Intersegment sales elimination	(309)	(303)	(6)
External sales	$3,706	$3,619	$87	2%	1%

	2012	2011	Change in EBIT		EBIT Margins (2)
			$	%	2012	2011
EBIT
Residential Furnishings	$154	$138	$16	12%	8.1%	7.5%
Commercial Fixturing & Components	30	16	14	88%	6.3%	3.1%
Industrial Materials	66	55	11	20%	7.6%	6.6%
Specialized Products	87	77	10	13%	11.5%	10.6%
Intersegment eliminations & other	(9)	(7)	(2)
Change in LIFO reserve	15	(14)	29
Total	$343	$265	$78	29%	9.3%	7.3%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Residential Furnishings sales increased 4% in 2012, from higher unit volumes and small acquisitions. Demand improved in several of our residential markets during the year. In our U.S. Spring business, innerspring unit volumes increased 4%, in large part from growth of Comfort Core®, which is our pocketed coil innerspring. Strong market reception of hybrid mattresses helped to drive growth in this category. We had significant growth in adjustable beds, with unit volumes up 27% in 2012. Sales also grew in geo components, carpet underlay, seating components, and sofa sleepers. These improvements were partially offset by a 4% decrease in furniture hardware unit volumes and declines in our International Spring business.

EBIT and EBIT margins increased in 2012, primarily due to higher sales and the absence of the December 2011 restructuring-related costs (of $7 million).

PART II

Commercial Fixturing & Components

Sales in Commercial Fixturing & Components decreased 5% in 2012, due to the divestiture of our U.K.-based point-of-purchase display operation in January 2012. Apart from the divestiture, sales in the segment were flat with 2011. Volumes in the Store Fixtures business were roughly flat in 2012, with significantly lower spending by certain retailers offset by large programs associated with a major customer's re-branding initiative. Sales in our Office Furniture Components business were also essentially unchanged in 2012, which we believe was consistent with demand trends in the office seating market.

EBIT and EBIT margins increased in 2012, primarily benefiting from prior cost improvement initiatives and the absence of the December 2011 restructuring-related costs (of $3 million).

Industrial Materials

Sales in the segment increased 3% in 2012, with revenue from acquisitions partially offset by lower trade sales from our steel mill. The decrease in trade sales of steel rod during 2012 was largely offset by an increase in intra-segment rod sales, so total rod production for the year was roughly flat with 2011. The rod mill continued to operate at full capacity. Despite the negative sales comparisons they create, lower trade sales of rod are generally neutral to earnings if production levels are stable and we consume the rod in our own wire mills.

EBIT and EBIT margins increased versus 2011 primarily due to cost improvements, earnings from acquisitions, and the absence of the December 2011 restructuring-related costs (of $3 million). EBIT margins also increased during the year as a result of the change in sales from trade to intra-segment at our steel rod mill. This sales shift was beneficial to margins since it decreased our reported sales while preserving comparable EBIT levels.

Specialized Products

In Specialized Products, sales increased 4% in 2012, with growth in Automotive partially offset by changes in currency exchange rates. Sales also increased slightly in Commercial Vehicle Products, but Machinery volumes were down versus the prior year. Our Automotive business continued to experience strong growth during 2012 in North America and Asia, but sales declined in Europe from currency impacts and ongoing economic weakness.

EBIT and EBIT margins increased in 2012 primarily from higher sales and the absence of the December 2011 restructuring-related costs (of $5 million).

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased to $7 million in 2012 versus a loss of $17 million in 2011, primarily due to the absence of December 2011 restructuring-related costs (of $12 million, net of tax) and a $6 million tax benefit in 2012.

PART II

LIQUIDITY AND CAPITALIZATION

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. Cash from operations was once again strong in 2013, however declined modestly versus 2012 due to less improvement in working capital. For over 20 years, our operations have provided more than enough cash to fund both capital expenditures and dividend payments. We expect this once again to be the case in 2014.

With fewer acquisitions completed in 2013, share repurchases increased. We bought back 6 million shares of our stock during the year. We ended 2013 with net debt to net capital at 27%, well below the conservative end of our long-standing targeted range of 30-40%. The calculation of net debt as a percent of net capital is presented on page 45.

In April 2013, we repaid $200 million of 4.7% notes that matured. We ended the year with $584 million of our $600 million commercial paper program available.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash From Operations
(millions of dollars)
500
400
300
200
100
0
-100
417
450
329
391
393
343
26
57
-14
2013
2012
2011
net earnings, D&A, and other sources of operating cash flow
working capital impact on operating cash flow
total cash from operations

Cash from operations was $417 million during 2013, down from $450 million in 2012. Cash from operations in 2012 benefited from significant year-end reductions in working capital levels (primarily accounts receivable).

PART II

We continue to closely monitor our working capital levels, and ended 2013 with adjusted working capital at 10.1% of annualized sales1, notably better than our 15% target. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement.

(Dollar amounts in millions)	2013	2012
Current assets	$1,282	$1,339
Current liabilities [2]	(829)	(731)
Working capital	453	608
Cash and cash equivalents	(273)	(359)
Current debt maturities	181	202
Adjusted working capital	$361	$451
Annualized sales [1]	$3,588	$3,400
Adjusted working capital as a percent of annualized sales	10.1%	13.3%
___________________________________________

1.
Annualized sales equal 4th quarter sales ($897 million in 2013 and $850 million in 2012) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

2.	Current liabilities at December 31, 2012 were unusually low due to the accelerated payment of the fourth quarter 2012 dividend ($41 million).

The following table presents dollar amounts related to key working capital components at the end of the past two years.

	Amount (in millions)
	2013	2012	Change
Trade Receivables, net	$435	$413	$22
Inventory, net	496	489	7
Accounts Payable	339	285	54

Accelerated payments by some of our large customers late in 2012 resulted in much lower levels of trade receivables at the end of that year. In 2013, trade receivables were also seasonally low at year-end but increased versus 2012 in part from acquisitions.

Inventory increased primarily from acquisitions.

Accounts Payable also increased primarily due to the timing of raw material purchases, extended payment terms with vendors, and acquisitions.

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

Changes in the quarterly Days Sales Outstanding (DSO) reflect normal seasonal fluctuations due to the timing of cash collection and other factors. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit worthiness of customers. We experienced reductions in our DSO over the last two years driven by improved payment patterns of several large customers, certain customers taking advantage of cash discounts, and other programs with incentives for early payment offered in conjunction with third parties. Payment trends by major customers were stable during 2013, resulting in full-year bad debt expense that was similar to 2012 levels.

Our Days Inventory on Hand (DIO) typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. After inventory increased at the end of 2012 primarily due to decisions to take advantage of temporarily lower commodity costs, inventory has since returned to more normal levels. Expense associated with slow moving and obsolete inventories in 2013 was generally in line with that of 2012.

We actively strive to optimize payment terms with our vendors, and we have also implemented various programs with our vendors and third parties that allow flexible payment options. As a result of these activities, we have increased our Days Payable Outstanding (DPO) by more than ten days over the past several years, and we expect that we will be able to make further improvements going forward.

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

Capital Expenditures
(millions of dollars)
100
75
50
25
0
81
71
75
2013
2012
2011

Cash Used for Acquisitions
(millions of dollars)
250
200
150
100
50
0
212
28
7
2013
2012
2011

Capital expenditures include investments we make to maintain, modernize, and expand manufacturing capacity. We also invest to support new product introductions and specific product categories that are rapidly growing. With current capacity utilization rates still relatively low, our need to invest in additional productive capacity is limited. In 2014, we expect capital expenditures to approximate $100 million. As volumes improve, we expect capital expenditure levels to increase, but longer-term they should remain below total depreciation and amortization. Our incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis heightens the focus on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). In January 2012, we purchased Western Pneumatic Tube for $188 million. This acquisition aligns extremely well with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets. Western established for us a strong competitive position in the higher return, higher growth aerospace market. In 2013, we acquired two smaller, complementary businesses in this aerospace tubing platform.

Additional details about acquisitions can be found in Note R to the Consolidated Financial Statements on page 109.

PART II

Pay Dividends

Dividends Paid
(millions of dollars)
200
150
100
50
0
125
200
156
2013
2012
2011

Dividends Declared
($'s per share)
1.20
1.00
0.80
0.60
0.40
0.20
0.00
1.18
1.14
1.10
2013
2012
2011

Dividends are one of the primary means by which we return cash to shareholders. During 2012, we declared four quarterly dividends, but paid five, given our decision to accelerate into December 2012 the dividend typically paid in January 2013 (of $41 million) in anticipation of individual tax rate increases. The chart above reflects that accelerated dividend payment. In 2013, we returned to our prior practice and paid the fourth quarter dividend in 2014. Therefore, the cash requirement for dividends in 2013 was lower, at approximately $125 million. In 2014, we plan to return to our typical dividend payment schedule.

Maintaining and increasing the dividend remains a high priority. In 2013, we increased the quarterly dividend to $.30 per share and extended to 42 years our record of consecutive annual dividend increases, at an average compound growth rate of 13%. Our targeted dividend payout ratio is approximately 50-60% of net earnings. Actual payout ratio has been higher in recent years, but as earnings grow, we expect to move into that target range.

Repurchase Stock

Stock Repurchases, net
(millions of dollars)
250
200
150
100
50
0
-50
133
-6
205
2013
2012
2011

Stock repurchases are the other means by which we return cash to shareholders. During the past three years, we repurchased a total of 18 million shares of our stock and issued 11 million shares through employee benefit and stock purchase plans, reducing outstanding shares by 5%. Given the $188 million cash outlay to acquire Western Pneumatic Tube early in 2012, our share repurchases in that year were much lower (as anticipated). In 2013, we repurchased 6 million shares (at an average of $30.81) and issued 3 million shares (at an average of $21.47). Issuances were largely related to employee stock option exercises.

PART II

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

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2013	2012	2011
Long-term debt outstanding:
Scheduled maturities	$673	$854	$763
Average interest rates (1)	4.6%	4.7%	4.6%
Average maturities in years (1)	4.7	4.9	3.8
Revolving credit/commercial paper	16	—	70
Average interest rate	.2%	—	.3%
Total long-term debt	689	854	833
Deferred income taxes and other liabilities	191	228	188
Equity	1,399	1,442	1,308
Total capitalization	$2,279	$2,524	$2,329
Unused committed credit:
Long-term	$584	$600	$530
Short-term	—	—	—
Total unused committed credit	$584	$600	$530
Current maturities of long-term debt	$181	$202	$3
Cash and cash equivalents	$273	$359	$236
Ratio of earnings to fixed charges (2)	5.0 x	6.1 x	5.4 x
___________________________________________

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.

(2)
Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

PART II

The next table shows the percent of long-term debt to total capitalization at December 31, 2013 and 2012, calculated in two ways:

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

(Dollar amounts in millions)	2013	2012
Long-term debt	$689	$854
Current debt maturities	181	202
Cash and cash equivalents	(273)	(359)
Net debt	$597	$697
Total capitalization	$2,279	$2,524
Current debt maturities	181	202
Cash and cash equivalents	(273)	(359)
Net capitalization	$2,187	$2,367
Long-term debt to total capitalization	30.2%	33.8%
Net debt to net capitalization	27.3%	29.4%

Total debt (which includes long-term debt and current debt maturities) decreased $186 million in 2013, primarily from the repayment of $200 million in notes discussed below.

In August 2012, we issued $300 million aggregate principal of 10-year notes at a rate of 3.4% per year. As a part of this issuance, we also unwound the $200 million forward starting interest swaps we had entered into during 2010 and recognized a loss of approximately $43 million, which will be amortized over the life of the notes. This results in a fully weighted effective interest rate of 5.0% associated with these notes.

On April 1, 2013, we repaid $200 million of 4.7% notes that matured. We funded the payoff with a combination of cash and commercial paper.

PART II

Short Term Borrowings

We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 13 lenders. This agreement was renewed in 2011, with a five-year term ending in 2016. In 2013, we extended the term by one year to 2017. The credit agreement allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Dollar amounts in millions)	2013	2012	2011
Total program authorized	$600	$600	$600
Commercial paper outstanding (classified as long-term debt)	(16)	—	(70)
Letters of credit issued under the credit agreement	—	—	—
Total program usage	(16)	—	(70)
Total program available	$584	$600	$530

The average and maximum amount of commercial paper outstanding during 2013 was $118 million and $198 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $130 million and $162 million respectively. At year end, we had no letters of credit outstanding under the credit agreement, but we had $76 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

In November 2014, we have $180 million of 4.65% notes that mature. With operating cash flows, our commercial paper program, and our ability to issue debt in the capital markets, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Accessibility of Cash

At December 31, 2013, we had cash and cash equivalents of $273 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, due to capital requirements in various jurisdictions, approximately $50 million of this cash is currently inaccessible for repatriation. Additionally, if we had to bring all of the foreign cash back immediately in the form of dividends, we would incur incremental tax expense of up to approximately $63 million. In 2013, 2012, and 2011, we brought back $119 million, $50 million, and $89 million (respectively) of cash, in each case at little to no added tax cost.

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2013:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$865	$180	$202	$170	$313
Capitalized leases	4	1	2	1	—
Operating leases	101	31	41	15	14
Purchase obligations ²	298	298	—	—	—
Interest payments ³	144	35	41	30	38
Deferred income taxes	63	—	—	—	63
Other obligations (including pensions and reserves for tax contingencies)	135	3	16	21	95
Total contractual cash obligations	$1,610	$548	$302	$237	$523

_______________________________________________________________________________

1.	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due.

2.	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.

3.	Interest payments are calculated on debt outstanding at December 31, 2013 at rates in effect at the end of the year.

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

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 74.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur. In the past three years, no impairments have been recorded as a result of the annual impairment reviews.

In December 2013, we concluded that an impairment was required relating to the goodwill of the Commercial Vehicle Products (CVP) group. A non-cash charge of $63 million was recorded in the fourth quarter of 2013.

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

The remaining goodwill associated with the CVP reporting unit is $13 million. A further decline in the long-term outlook for the business could result in future impairments.

Fair value for one of the 10 reporting units (Store Fixtures) exceeded book value by approximately 18%. The goodwill associated with this reporting unit is $109 million. This business is dependent upon capital spending by retailers for both new stores and remodeling of existing stores. Although 2012 performance was better than expected, 2013 fell short of expectations. The predictability of future results is less certain than that of other reporting units because of the project nature of this business. If we are not able to meet projected performance levels, future impairments could be possible.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill (cont.)

The market approach requires judgment to determine the appropriate price to earnings ratio. Ratios are derived from comparable publicly-traded companies that operate in the same or similar industry as the reporting unit.

The remaining reporting units have fair market values that exceed carrying value by more than 40%, and have goodwill of $818 million.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note C on page 79.

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

These impairments are unpredictable. Impairments were $2 million in 2013 and 2012, and $35 million in 2011.

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

At December 31, 2013, the reserve for obsolete and slow-moving inventory was $36 million (approximately 6% of FIFO inventories). This is consistent with the December 31, 2012 and 2011 reserves of $36 million and $39 million, representing 6% and 7% of FIFO inventories, respectively.

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory Reserves (cont.)
We value inventory at net realizable value (what we think we will recover.) Generally a reserve is not required unless we have more than a one-year's supply of the product. If we have had no sales of a given product for 12 months, those items are generally deemed to have no value and are written down completely.

Changes in customer behavior and requirements can cause inventory to quickly become obsolete or slow moving.

The calculation also uses an estimate of the ultimate recoverability of items identified as slow moving based upon historical experience (65% on average).
Additions to inventory reserves in 2013 were $12 million, which were comparable to the previous year. We do not expect obsolescence to change from current levels.
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

Over the past five years, we have incurred, on average, $9 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $1 million. At December 31, 2013, we had accrued $35 million to cover future self-insurance liabilities.

Internal safety statistics and cost trends have improved in the last several years and are expected to remain at current lower levels for the foreseeable future.

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

The average annual amount of customer-related bad debt expense was $5 million (less than 1% of annual net sales) over the last three years. At December 31, 2013, our reserves for doubtful accounts totaled $17 million (about 4% of our accounts and customer-related notes receivable of $452 million).

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Credit Losses (cont.)
Our customers are diverse and many are small-to-medium sized companies, with some being highly leveraged. Bankruptcy can occur with some of these customers relatively quickly and with little warning.
We have not experienced any significant individual customer bankruptcies in the past three years. We believe the financial health of our major customers has modestly improved, but some are highly leveraged, and this could cause circumstances to change in the future.

At December 31, 2013, we had $11 million of non-customer notes receivable, primarily related to divested businesses, and have recorded reserves of $1 million for these notes. Most of these notes are to be paid by highly leveraged entities, which could result in the need for additional reserves in the future.

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

The discount rates used to calculate the pension liability for our most significant plans increased approximately 80 basis points in 2013 due to higher corporate bond yields. Each 25 basis point increase in the discount rate decreases pension expense by $.6 million and decreases the plans’ benefit obligation by $9 million.

The expected return on assets was 6.6% in 2013 and 2012, and 6.7% in 2011. A 25 basis point reduction in the expected return on assets would increase pension expense by $.5 million, but have no effect on the plans’ funded status.

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

At December 31, 2013 and 2012, we had $43 million and $39 million, respectively, of net deferred tax assets on our balance sheet related to operating loss and tax credit carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. Valuation allowances are established against future potential tax benefits to reflect the amounts we believe have no more than a 50% probability of being realized. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of possible repatriation.

Potential changes in tax laws could impact assumptions related to the non-repatriation of certain foreign earnings. If all non-repatriated earnings were taxed, we would incur additional taxes of approximately $63 million.

Audits by various taxing authorities continue to increase as governments look for ways to raise additional revenue. Based upon past experience, we do not expect any material changes to our tax liability as a result of this increased audit activity; however, we could incur additional tax expense if we have audit adjustments higher than recent historical experience.

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

Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) contain uncertainties because they are based on our assessment of the likelihood that the expenses will actually occur, and our estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally unpredictable.

Legal contingencies are related to numerous lawsuits and claims described beginning on page 54. Over the past five years, the largest annual cost for litigation claims was $6 million (excluding legal fees).

As discussed in Note T on page 113, we are defendants in a group of antitrust lawsuits related to alleged price fixing of prime foam and carpet underlay products. We will vigorously defend ourselves in this matter. However, if we are not able to prevail in future court proceedings this could have a negative impact on future cash flows and earnings. Due to the number of variables and uncertainties in this matter, we are unable to estimate the range of potential exposure at this time.

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
On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On November 28, 2012, the Missouri Court of Appeals reversed the trial court's dismissal finding that plaintiff sufficiently pleaded it would be futile to make demand on the Board and shareholders. The Court of Appeals did not address the other grounds that had been raised in the motions to dismiss. We filed a request for transfer to the Missouri Supreme Court on December 12, 2012, which was denied by the Court of Appeals. On January 3, 2013, we filed a transfer petition to the Missouri Supreme Court. On February 26, 2013, the Missouri Supreme Court denied our request. The case was sent back to Jasper County, Missouri for further proceedings. At the parties' request, on June 4, 2013, the circuit court stayed all proceedings to allow the parties to mediate the dispute. The stay of litigation remains in effect.
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
In the U.S. actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser and indirect purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is underway in the U.S. actions. Motions for class certification have been filed on behalf of both direct and indirect purchasers. A hearing on the motions was held January 15, 2014. A decision on class certification is expected in the upcoming weeks.
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
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff seeks unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced and plaintiff has filed a motion for class certification. The parties’ briefing is completed, and a hearing on the motion was held on February 20, 2014.
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, we cannot reasonably estimate the amount or range of potential loss, if any, because, at this juncture of the proceedings;

PART II

discovery is incomplete, all expert liability reports have not been exchanged; and because the litigation involves unsettled legal theories.
Brazilian Value-Added Tax Matters
On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $3.1 million, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil.  L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation. The Federal Revenue Office, on August 9, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil was notified about this judgment on October 16, 2013, and has filed an appeal.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $5.5 million under MPF Case No. 10855.725260/2012-36 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. The Brazilian Revenue Office, on June 13, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil appealed this decision on July 8, 2013. The Brazilian Revenue Office, on December 18, 2013, also issued an audit notice for years 2011 and 2012, which may result in additional assessments.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil's use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling $1.7 million on the same or similar denial of tax credit matters.
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking $2.4 million for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P Brazil responded to this special appeal on January 24, 2013.
We were also informed on October 4, 2012 that the State of Sao Paulo issued an Auto-Infringement and Imposition of a Fine dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of $2.0 million for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On June 21, 2013, the State of Sao Paulo's attorneys converted the Auto-Infringement and Imposition of a Fine No. 4.003.484 to a fiscal execution action against L&P Brazil in the amount of $2.6 million, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil filed its response on January 27, 2014 denying the allegations.
On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of $.6 million, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation on January 17, 2013. On October 22, 2013, the first administrative level ruled against us but did reduce the tax to $.3 million (plus

PART II

interest and penalties). We appealed to the second administrative level on December 30, 2013, which affirmed the first administrative level ruling.
On February 1, 2013, the Brazilian Finance Ministry filed suit against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 million of social contributions (social security and social assistance payments). L&P Brazil filed its response on July 11, 2013, denying the allegations. L&P Brazil argued the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters). L&P Brazil posted a bond and filed its response on July 11, 2013, denying the allegations.
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
On April 9, 2012 we appealed the case to the Federal Circuit Court of Appeals. Oral argument was held on February 6, 2013 before a three judge appeal panel in the Federal Circuit in Washington D.C. On February 14, 2013, the Court of Appeals issued a judgment affirming the $5 million verdict against us, which was fully accrued for in the first quarter of 2013 and then paid in the second quarter of 2013. We filed a petition for a rehearing of the Court of Appeals decision on March 18, 2013, which was denied by the Court of Appeals.
The plaintiff requested royalties for post-verdict use of the machines, and requested pre-judgment interest in the amount of $.7 million. On July 3, 2013, the District Court ruled that the plaintiff was not entitled to additional ongoing royalties for our continued use of the machines, but did award pre-judgment interest of $.5 million. On August 2, 2013, both parties filed a notice of appeal of this order to the Federal Circuit Court of Appeals, but plaintiff has since withdrawn its appeal.
In 2011, we also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue in the lawsuit the plaintiff brought. The Patent Office examiner ruled in our favor on the key claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second of the patents, but subsequently reversed that decision. With respect to the third patent, the Patent Office's examiner decision upheld the validity of all claims. All three of these proceedings were appealed to the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe that the machines currently use the feature alleged to have infringed the third patent. On April 25, 2013, the plaintiff filed petitions to terminate all re-examination proceedings based on the final ruling of the Federal Circuit Court of Appeals. We opposed those petitions. The Patent Office terminated all three re-examination proceedings, two on December 16, and one on December 18, 2013.
On July 29, 2013, the plaintiff filed a second lawsuit in the United States District Court for the Central District of California, Case No. CV13-05463 alleging that we and Simmons Bedding Company have continued to infringe the three patents on an automatic stapling machine and the methods used to assemble box springs, and that the plaintiff is entitled to additional damages from January 24, 2012 forward. Leggett and Simmons Bedding Company filed their Answers on November 20, 2013, and intend to vigorously defend the allegations.

PART II

At this time, we do not expect that the outcome of this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

NEW ACCOUNTING STANDARDS

As discussed in Note A to the Consolidated Financial Statements on page 77, the FASB has issued accounting guidance effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was less than its $830 carrying value by $3.2 at December 31, 2013, and greater than its $1,030 carrying value by $45.7 at December 31, 2012. The decrease in the fair market value of the Company’s debt is primarily due to the maturity of $200 of notes in 2013, the increase in credit spreads as compared to the prior year end, increased interest rates, and the timing of interest payments. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2013 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs for its medium-term notes. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2014	2015	2016	2017	2018	Thereafter	2013	2012
Principal fixed rate debt	$180.0	$200.0	$—	$—	$150.0	$300.0	$830.0	$1,030.0
Average interest rate [1]	4.65%	5.00%	—	—	4.40%	3.40%	4.24%	4.33%
Principal variable rate debt	—	—	2.3	2.3	2.4	12.9	19.9	19.9
Average interest rate	—	—	.31%	.22%	.22%	.23%	.24%	.34%
Miscellaneous debt [2]							19.6	5.5
Total debt							869.5	1,055.4
Less: current maturities							(181.1)	(201.5)
Total long-term debt							$688.4	$853.9
_______________________________________________________________________________

1.	These rates exclude the amortization of interest rate swap.

2.	Includes $16 and $0 of commercial paper in 2013 and 2012, respectively, supported by a $600 revolving credit agreement which terminates in 2017.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note S on page 110 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries at December 31 is as follows:

PART II

Functional Currency	2013	2012
European Currencies	$374.2	$326.7
Chinese Renminbi	257.6	270.5
Canadian Dollar	240.2	252.1
Mexican Peso	34.6	37.7
Other	51.1	58.6
Total	$957.7	$945.6

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Notes, Financial Statement Schedule and supplementary financial information included in this Report are listed and included in Item 15, and are incorporated by reference into this item.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2013, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2013, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 67, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 68 of this Form 10-K. Each is incorporated by reference into this Item 9A.

Changes in the Company’s Internal Control Over Financial Reporting

PART II

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections entitled “Proposal 1—Election of Directors,” “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2014, are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 7, 2014.

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

The Company’s Bylaws and Corporate Governance Guidelines set the director retirement age at 72; however, the Board Chair, CEO or President may request a waiver for any director. At the request of Leggett’s CEO, the N&CG Committee recommended, and the full Board granted, retirement age waivers for Directors Clark, Enloe and Fisher so they may stand for re-election at the 2014 annual meeting.

Brief biographies of the Company’s Board of Directors are provided below. Our employment agreement with Mr. Haffner provides that he may terminate the agreement if not nominated as a director and appointed to the Board's executive committee. Employment agreements with Mr. Glassman and Mr. Flanigan provide that they may terminate their agreements if not nominated as a director. See the Exhibit Index on page 122 for reference to the agreements.

Robert E. Brunner, age 56, was the Executive Vice President of Illinois Tool Works (ITW), a diversified manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and a master’s degree in business administration from Baldwin-Wallace College. He currently serves as a director of NN, Inc., a global manufacturer of precision bearings and plastic, rubber and metal components, and Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on operational and international issues. He was first elected as a director of the Company in 2009.

Ralph W. Clark, age 73, held various executive positions at International Business Machines Corporation (IBM) from 1988 until 1994, including Division President—General and Public Sector. He also served as Chairman of Frontec AMT Inc., a software company, from 1994 until his retirement in 1998 when the company was sold. Mr. Clark holds a master’s degree in economics from the University of Missouri. Through Mr. Clark’s career with IBM and Frontec and his current board service with privately-held companies, he has valuable experience in general

PART III

management, marketing, information technology, finance and strategic planning. He was first elected as a director of the Company in 2000.

Robert G. Culp, III, age 67, is the co-founder of Culp, Inc., an upholstery and bedding fabrics designer and manufacturer, where he has been the Chairman since 1990 and served as CEO from 1988 to 2007. Mr. Culp holds a degree in economics from the University of North Carolina - Chapel Hill and an MBA from the Wharton School of the University of Pennsylvania. Mr. Culp is the lead independent director of Old Dominion Freight Line, Inc., a national motor transportation and logistics company, and served as a director of Stanley Furniture Company, Inc., a manufacturer and importer of wooden residential furniture, until 2011. His experience in the bedding and furniture industries provides valuable insight into a number of the Company's key markets. Through his leadership of Culp, Inc., a publicly-traded company with an international scope, he understands the complexities of the financial and regulatory requirements facing U.S. companies, as well as the challenges and opportunities of developing global operations. He was first elected as a director of the Company in 2013.

R. Ted Enloe, III, age 75, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. Previously, he served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over 40 years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969.

Richard T. Fisher, age 75, has been Managing Director of Oppenheimer & Co., an investment banking firm, since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher holds a degree in economics from the Wharton School of the University of Pennsylvania. Mr. Fisher’s career in investment banking provides the Board with a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets. His valuable business skills and long-term perspective of the Company bolster his leadership as the Company’s Lead Independent Director. He served as the independent Board Chair from 2008 until May 2013, when he was elected as Lead Independent Director. He was first elected as a director of the Company in 1972.

Matthew C. Flanigan, age 52, was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 2003 to 2005, President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri. He serves as the lead director of Jack Henry & Associates, Inc., a provider of core information processing solutions for financial institutions. As the Company’s CFO, Mr. Flanigan adds valuable knowledge of the Company’s finance, risk and compliance functions to the Board. In addition, his prior experience as one of the Company’s group presidents provides valuable operations insight. He was first elected as a director of the Company in 2010.

Karl G. Glassman, age 55, was appointed President of the Company in 2013 and has served as Chief Operating Officer since 2006. He previously served as Executive Vice President from 2002 to 2013, President of Residential Furnishings from 1999 to 2006, Senior Vice President from 1999 to 2002 and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University—Long Beach. With over two decades experience leading the Company’s largest segment and serving as its Chief Operating Officer, Mr. Glassman provides in-depth operational knowledge to the Board and is a key interface between the

PART III

Board’s oversight and strategic planning and its implementation at all levels of the Company around the world. He also serves on the Board of Directors of the National Association of Manufacturers. Mr. Glassman was first elected as a director of the Company in 2002.

David S. Haffner, age 61, was elected Board Chair of the Company in 2013 and continues to serve as Chief Executive Officer since his appointment in 2006. He previously served as President from 2002 to 2013, Chief Operating Officer from 1999 to 2006, and as Executive Vice President from 1995 to 2002. He has served the Company in various capacities since 1983. He holds a degree in engineering from the University of Missouri and an MBA from the University of Wisconsin-Oshkosh. Mr. Haffner serves as a director of Bemis Company, Inc., a manufacturer of flexible packaging and pressure sensitive materials. As the Company’s CEO, Mr. Haffner provides comprehensive insight to the Board across the spectrum from strategic planning to implementation to execution and reporting, as well as its relationships with investors, the finance community and other key stakeholders. Mr. Haffner was first elected as a director of the Company in 1995.

Joseph W. McClanathan, age 61, served as President and Chief Executive Officer of the Energizer Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.

Judy C. Odom, age 61, served, until her retirement in 2002, as Chief Executive Officer and Board Chair at Software Spectrum, Inc., a global business to business software services company which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. She is a director of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.

Phoebe A. Wood, age 60, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products, and Pioneer Natural Resources, an independent oil and gas company. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial, and accounting issues the Board faces in its oversight role. Ms. Wood was first elected as a director of the Company in 2005.

Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.leggett-search.com/governance. Each of these documents is available in print to any person, without charge, upon request. Such

PART III

requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any applicable amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12 month period. We routinely post important information to our website. However, the Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsections entitled “Board’s Oversight of Risk Management,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2014, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2014, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2014, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2014, are incorporated by reference.

PART IV

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules.

The Reports, Financial Statements and Notes, supplementary financial information and Financial Statement Schedule listed below are included in this Form 10-K:

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.

(b) Exhibits—See Exhibit Index beginning on page 121.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2013, based on the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2013.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 68 of this Form 10-K.

/s/ DAVID S. HAFFNER	/s/ MATTHEW C. FLANIGAN
David S. Haffner Board Chair and Chief Executive Officer	Matthew C. Flanigan Executive Vice President and Chief Financial Officer

February 26, 2014	February 26, 2014

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO
February 26, 2014

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2013	2012	2011
Net sales	$3,746.0	$3,706.1	$3,618.9
Cost of goods sold	2,998.8	2,959.4	2,950.4
Gross profit	747.2	746.7	668.5
Selling and administrative expenses	394.8	377.8	378.0
Amortization of intangibles	26.0	25.7	17.7
Impairment of goodwill	63.0	—	—
Other (income) expense, net	(21.4)	(.2)	7.5
Earnings from continuing operations before interest and income taxes	284.8	343.4	265.3
Interest expense	44.7	43.4	38.3
Interest income	7.7	6.5	6.7
Earnings from continuing operations before income taxes	247.8	306.5	233.7
Income taxes	55.0	63.2	59.9
Earnings from continuing operations	192.8	243.3	173.8
Earnings (loss) from discontinued operations, net of tax	6.9	7.2	(17.4)
Net earnings	199.7	250.5	156.4
(Earnings) attributable to noncontrolling interest, net of tax	(2.4)	(2.3)	(3.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$197.3	$248.2	$153.3
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.31	$1.67	$1.17
Diluted	$1.29	$1.65	$1.16
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.05	$.05	$(.12)
Diluted	$.05	$.05	$(.12)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.36	$1.72	$1.05
Diluted	$1.34	$1.70	$1.04

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2013	2012	2011
Net earnings	$199.7	$250.5	$156.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.0)	16.0	(2.8)
Cash flow hedges	2.0	(4.0)	(22.9)
Defined benefit pension plans	26.7	(6.1)	(10.2)
Other comprehensive income (loss)	23.7	5.9	(35.9)
Comprehensive income	223.4	256.4	120.5
Less: comprehensive (income) attributable to noncontrolling interest	(2.6)	(2.4)	(3.8)
Comprehensive income attributable to Leggett & Platt, Inc.	$220.8	$254.0	$116.7

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$272.7	$359.1
Trade receivables, net	434.8	412.6
Other receivables, net	32.6	33.6
Total receivables, net	467.4	446.2
Inventories
Finished goods	270.5	275.7
Work in process	59.3	55.0
Raw materials and supplies	239.4	229.4
LIFO reserve	(73.3)	(71.1)
Total inventories, net	495.9	489.0
Other current assets	45.7	44.8
Total current assets	1,281.7	1,339.1
Property, Plant and Equipment—at cost
Machinery and equipment	1,184.5	1,161.7
Buildings and other	612.2	603.2
Land	44.5	45.3
Total property, plant and equipment	1,841.2	1,810.2
Less accumulated depreciation	1,266.6	1,237.4
Net property, plant and equipment	574.6	572.8
Other Assets
Goodwill	926.8	991.5
Other intangibles, less accumulated amortization of $114.4 and $129.1 at December 31, 2013 and 2012, respectively	203.4	206.3
Sundry	121.6	145.2
Total other assets	1,251.8	1,343.0
TOTAL ASSETS	$3,108.1	$3,254.9
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$181.1	$201.5
Accounts payable	339.3	285.4
Accrued expenses	229.7	220.5
Other current liabilities	79.4	23.6
Total current liabilities	829.5	731.0
Long-term Liabilities
Long-term debt	688.4	853.9
Other long-term liabilities	127.7	158.2
Deferred income taxes	63.3	69.6
Total long-term liabilities	879.4	1,081.7
Commitments and Contingencies
Equity
Capital stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	479.1	458.6
Retained earnings	2,136.4	2,109.6
Accumulated other comprehensive income	94.5	71.0
Less treasury stock—at cost (59.4 and 56.7 shares at December 31, 2013 and 2012, respectively)	(1,320.7)	(1,206.7)
Total Leggett & Platt, Inc. equity	1,391.3	1,434.5
Noncontrolling interest	7.9	7.7
Total equity	1,399.2	1,442.2
TOTAL LIABILITIES AND EQUITY	$3,108.1	$3,254.9

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2013	2012	2011
Operating Activities
Net earnings	$199.7	$250.5	$156.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90.1	90.4	98.1
Amortization of intangibles and debt issuance costs	32.5	28.6	18.8
Long-lived asset impairments	2.4	1.7	34.9
Goodwill impairment	63.0	—	—
Provision for losses on accounts and notes receivable	6.1	4.9	8.6
Writedown of inventories	11.8	10.2	10.4
Net gain from sales of assets and businesses	(8.6)	(3.3)	(10.9)
Bargain purchase gain from acquisition	(8.8)	—	—
Deferred income tax benefit	(32.9)	(21.9)	(1.1)
Stock-based compensation	36.3	33.8	35.3
Other, net	(1.1)	(2.6)	(7.8)
Other changes, excluding effects from acquisitions and divestitures:
(Increase) decrease in accounts and other receivables	(13.3)	60.6	(29.5)
Increase in inventories	(4.1)	(39.1)	(16.3)
Increase in other current assets	(1.0)	(2.9)	(1.7)
Increase in accounts payable	35.0	27.4	29.4
Increase in accrued expenses and other current liabilities	9.8	11.4	4.3
Net Cash Provided by Operating Activities	416.9	449.7	328.9
Investing Activities
Additions to property, plant and equipment	(80.6)	(71.0)	(75.0)
Purchases of companies, net of cash acquired	(27.9)	(211.6)	(6.6)
Proceeds from sales of assets and businesses	18.9	15.8	26.8
Maturity of short-term investments with original maturities greater than three months	—	—	22.8
Liquidation of (investment in) unconsolidated entity	21.2	(22.4)	—
Other, net	(6.9)	(4.8)	(4.6)
Net Cash Used for Investing Activities	(75.3)	(294.0)	(36.6)
Financing Activities
Additions to long-term debt	—	299.2	.2
Payments on long-term debt	(203.7)	(11.8)	(3.6)
Change in commercial paper and short-term debt	23.3	(85.8)	68.5
Dividends paid	(124.9)	(199.5)	(155.9)
Issuances of common stock	36.9	35.6	20.5
Purchases of common stock	(169.4)	(30.0)	(225.3)
Liquidation of interest rate swap agreement	—	(42.7)	—
Acquisition of noncontrolling interest	—	—	(13.6)
Excess tax benefits from stock-based compensation	6.6	6.7	7.2
Other, net	(3.1)	(8.3)	(1.6)
Net Cash Used for Financing Activities	(434.3)	(36.6)	(303.6)
Effect of Exchange Rate Changes on Cash	6.3	3.7	3.1
(Decrease) Increase in Cash and Cash Equivalents	(86.4)	122.8	(8.2)
Cash and Cash Equivalents—Beginning of Year	359.1	236.3	244.5
Cash and Cash Equivalents—End of Year	$272.7	$359.1	$236.3
Supplemental Information
Interest paid (net of amounts capitalized)	$45.2	$38.2	$37.3
Income taxes paid	71.1	76.3	48.8
Property, plant and equipment acquired through capital leases	1.1	2.4	4.3

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2010	198.8	$2.0	$463.2	$2,033.3	$101.8	(52.6)	$(1,093.0)	$17.1	$1,524.4
Net earnings	—	—	—	156.4	—	—	—	—	156.4
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(3.1)	—	—	—	3.1	—
Dividends declared (A)	—	—	4.0	(159.2)	—	—	—	—	(155.2)
Treasury stock purchased	—	—	—	—	—	(10.1)	(230.1)	—	(230.1)
Treasury stock issued	—	—	(32.6)	—	—	3.3	68.8	—	36.2
Foreign currency translation adjustments	—	—	—	—	(3.5)	—	—	.7	(2.8)
Cash flow hedges, net of tax	—	—	—	—	(22.9)	—	—	—	(22.9)
Defined benefit pension plans, net of tax	—	—	—	—	(10.2)	—	—	—	(10.2)
Stock options and benefit plan transactions, net of tax	—	—	32.9	—	—	—	—	—	32.9
Acquisition of noncontrolling interest	—	—	(10.6)	—	—	—	—	(10.4)	(21.0)
Balance, December 31, 2011	198.8	$2.0	$456.9	$2,027.4	$65.2	(59.4)	$(1,254.3)	$10.5	$1,307.7
Net earnings	—	—	—	250.5	—	—	—	—	250.5
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(2.3)	—	—	—	2.3	—
Dividends declared (A)	—	—	5.5	(166.0)	—	—	—	—	(160.5)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(5.2)	(5.2)
Treasury stock purchased	—	—	—	—	—	(2.0)	(51.8)	—	(51.8)
Treasury stock issued	—	—	(32.1)	—	—	4.7	99.4	—	67.3
Foreign currency translation adjustments	—	—	—	—	15.9	—	—	.1	16.0
Cash flow hedges, net of tax	—	—	—	—	(4.0)	—	—	—	(4.0)
Defined benefit pension plans, net of tax	—	—	—	—	(6.1)	—	—	—	(6.1)
Stock options and benefit plan transactions, net of tax	—	—	28.3	—	—	—	—	—	28.3
Balance, December 31, 2012	198.8	$2.0	$458.6	$2,109.6	$71.0	(56.7)	$(1,206.7)	$7.7	$1,442.2
Net earnings	—	—	—	199.7	—	—	—	—	199.7
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(2.4)	—	—	—	2.4	—
Dividends declared (A)	—	—	3.5	(170.5)	—	—	—	—	(167.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.4)	(2.4)
Treasury stock purchased	—	—	—	—	—	(5.9)	(183.6)	—	(183.6)
Treasury stock issued	—	—	(12.8)	—	—	3.2	69.6	—	56.8
Foreign currency translation adjustments	—	—	—	—	(5.2)	—	—	.2	(5.0)
Cash flow hedges, net of tax	—	—	—	—	2.0	—	—	—	2.0
Defined benefit pension plans, net of tax	—	—	—	—	26.7	—	—	—	26.7
Stock options and benefit plan transactions, net of tax	—	—	29.8	—	—	—	—	—	29.8
Balance, December 31, 2013	198.8	$2.0	$479.1	$2,136.4	$94.5	(59.4)	$(1,320.7)	$7.9	$1,399.2
______________________________

(A) – Cash dividends declared (per share: 2013—$1.18; 2012—$1.14; 2011—$1.10)

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2013, 2012 and 2011

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

TRADE AND OTHER RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Trade receivables are recorded at the invoiced amount and generally do not bear interest. Credit is also occasionally extended in the form of a note receivable to facilitate our customers’ operating cycles. Other notes receivable are established in special circumstances, such as in partial payment for the sale of a business. Other notes receivable generally bear interest at market rates commensurate with the corresponding credit risk on the date of origination.

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

INVENTORIES: All inventories are stated at the lower of cost or market. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The cost for approximately 55% of our inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals and foam scrap. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.

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

Assets Held for Use—If a decision to dispose of an asset or a business is made and the held for sale criteria are not met, it is considered held for use. Assets of the business are evaluated for recoverability in the following order: (i) assets other than goodwill, property and intangibles; (ii) property and intangibles subject to amortization; and (iii) goodwill. In evaluating the recoverability of property and intangible assets subject to amortization, the carrying value is first compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition. If the carrying value exceeds the undiscounted expected cash flows, then a fair value analysis is performed. An impairment charge is recognized if the carrying value exceeds the fair value.

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

Property is reviewed for recoverability at year end and whenever events or changes in circumstances indicate that its carrying value may not be recoverable as discussed above.

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

In evaluating the recoverability of goodwill, it is necessary to estimate the fair values of the business groups. In making this assessment, we estimate the fair market values of our reporting units using a discounted cash flow model and comparable market values for similar entities using price-to-earnings ratios. Key assumptions and estimates used in the cash flow model include discount rate, sales growth, margins, capital expenditure requirements, and working capital requirements. Recent performance of the group is an important factor, but not the only factor, in our assessment. There are inherent assumptions and judgments required in the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

OTHER INTANGIBLE ASSETS: Substantially all other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment using a process similar to that used in evaluating the recoverability of property, plant and equipment.

	Useful Life Range	Weighted Average Life
Other intangible assets	1-40 years	15 years

STOCK-BASED COMPENSATION: The cost of employee services received in exchange for all equity awards granted is based on the fair market value of the award as of the grant date. Expense is recognized net of an estimated forfeiture rate using the straight line method over the vesting period of the award.

SALES RECOGNITION: We recognize sales when title and risk of loss pass to the customer. The terms of our sales are split approximately evenly between FOB shipping point and FOB destination. The timing of our recognition of FOB destination sales is determined based on shipping date and distance to the destination. We have no significant or unusual price protection, right of return or acceptance provisions with our customers. Sales allowances, discounts and rebates can be reasonably estimated throughout the period and are deducted from sales in arriving at net sales.

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

We maintain allowances for potential credit losses. We perform ongoing credit evaluations of our customers’ financial conditions and generally require no collateral from our customers, some of which are highly leveraged. Management also monitors the financial condition and status of other notes receivable. Other notes receivable primarily consist of notes accepted as partial payment for the divestiture of a business. Some of these companies are highly leveraged and the notes are not fully collateralized.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2013 presentation, primarily in the Consolidated Statements of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations (See Note B).

NEW ACCOUNTING GUIDANCE: The FASB has issued accounting guidance effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

B—Discontinued Operations

In the second quarter of 2013 we exited three small operations:

•
We closed our final location that produced wire dishwasher racks, thereby discontinuing that line of business. This operation, which was previously in our Industrial Materials segment, was part of a restructuring plan that began in the fourth quarter of 2011 as discussed in Note D. We also incurred impairment charges related to these operations in 2011 and 2012 as discussed in Note C. Tax benefits related to this business were recorded in the second quarters of both 2012 and 2013.

•
We divested the specialty trailers portion of the Commercial Vehicle Products (CVP) unit. This branch was previously part of the Specialized Products segment. No significant gains or losses were realized on the sale of this business.

•
We closed a cotton-based erosion control products operation that was previously part of the Industrial Materials segment. Charges of $1.9 were recorded in the second quarter of 2013 to reflect estimates of fair value less costs to sell, including $1.5 of fixed asset impairments as discussed in Note C.

The table below includes activity related to these operations:

	Year Ended
	2013	2012	2011
External sales:
Industrial Materials:
Wire dishwasher racks	$4.1	$11.1	$11.5
Cotton-based erosion control products	.1	.1	.1
Specialized Products - the specialty trailers portion of the CVP unit	.5	3.5	5.5
Total external sales	$4.7	$14.7	$17.1
Earnings (loss):
Industrial Materials:
Wire dishwasher racks	1.0	(.1)	(25.3)
Cotton-based erosion control products	(3.1)	(1.2)	(1.8)
Specialized Products - the specialty trailers portion of the CVP unit	(.7)	(.8)	(.4)
Subsequent activity related to divestitures completed prior to 2011 (1)	.5	3.9	—
(Loss) earnings before interest and income taxes	(2.3)	1.8	(27.5)
Income tax benefit (2)	9.2	5.4	10.1
Earnings (loss) from discontinued operations, net of tax	$6.9	$7.2	$(17.4)
______________________________

(1)
Subsequent activity for businesses divested in prior years has been reported as discontinued operations in the table above, including a cash litigation settlement received in 2012 associated with our former Prime Foam Products unit. This unit was sold in March 2007 and was previously part of the Residential Furnishings segment.

(2)	2013 and 2012 tax benefits are related to a worthless stock deduction and the excess outside tax basis of the subsidiary that produced wire dishwasher racks.

C—Impairment Charges

Pre-tax impact of impairment charges is summarized in the following table.

Asset impairments associated with continuing operations are reported on the Statements of Operations in “Impairment of goodwill” and "Other (income) expense, net." Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	Year Ended
		2013		2012	2011
	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments	Other Long-Lived Asset Impairments	Other Long-Lived Asset Impairments
Continuing operations:
Residential Furnishings	$—	$.8	$.8	$.1	$5.6
Commercial Fixturing & Components	—	—	—	—	1.5
Industrial Materials	—	—	—	.6	1.8
Specialized Products:
CVP unit	63.0	—	63.0	—	2.0
Other units	—	—	—	.1	5.2
Total continuing operations	63.0	.8	63.8	.8	16.1
Discontinued operations:
Industrial Materials
Cotton-based erosion control products	—	1.5	1.5	—	—
Wire dishwasher racks	—	—	—	.9	18.8
Subsequent activity related to divestitures completed prior to 2011	—	.1	.1	—	—
Total discontinued operations	—	1.6	1.6	.9	18.8
Total impairment charges	$63.0	$2.4	$65.4	$1.7	$34.9

Other Long-Lived Assets

As discussed in Note A, other long-lived assets are reviewed for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In December 2011, management approved the 2011 Restructuring Plan which primarily related to the closure of four underperforming facilities and resulted in impairment charges of $31.2 ($19.0 for intangibles and $12.2 for fixed assets). In 2012, approximately $1.2 of fixed asset impairments were related to this plan. We also incurred restructuring and restructuring-related charges associated with this plan as discussed in Note D. This plan included operations that produced wire dishwasher racks, the final location of which was closed in second quarter of 2013 and is now reported within discontinued operations as discussed in Note B.

Goodwill

Goodwill is required to be tested for impairment at least once a year and as triggering events occur. We perform our annual goodwill impairment review in the second quarter of each year as discussed in Note A.

Fair value of reporting units is determined using a combination of two valuation methods: a market approach and an income approach. Each method is generally given equal weight in determining the fair value assigned to each reporting unit. Absent an indication of fair value from a potential buyer or similar specific transaction, we believe that the use of these two methods provides a reasonable estimate of a reporting unit’s fair value. Assumptions common to both methods are operating plans and economic projections, which are used to project future revenues, earnings, and after-tax cash flows for each reporting unit. These assumptions are applied consistently for both methods.

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

The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on 10-year financial forecasts developed from operating plans and economic projections noted above, sales growth, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements.

If a triggering event occurs, special consideration is given to the new circumstances when determining the fair value of the impacted reporting unit.

Goodwill Impairment Reviews

The goodwill impairment reviews performed in June of each year presented indicated no goodwill impairments.

During 2013, we began considering strategic alternatives for our CVP unit, including possible divestiture of the business. Potential buyers' initial indications of value received during the second and third quarters were reasonably consistent with our fair value estimates used for the annual goodwill impairment test performed in June 2013. During 2013's fourth quarter, performance of the business deteriorated. It became apparent in December 2013 that current market values for CVP's assets had fallen below recorded book values. This decline in market values of the assets resulted from lower expectations of future revenue and profitability, reflecting reduced market demand for the racks, shelving, and cabinets used in telecom, cable and delivery vans.

The events of the fourth quarter were considered a triggering event, which required us to perform an impairment review. Because the held for sale criteria for the CVP unit was not met, it was evaluated for impairment in December under the held for use model. No long-lived asset impairments (excluding goodwill) were indicated during the fourth quarter review. However, we also evaluated the remaining useful life for the intangibles resulting in accelerated amortization of $3.8 in the fourth quarter for selected CVP customer-related intangibles.

We determined fair value for the first step of the interim goodwill impairment test based upon market multiples of comparable publicly-traded companies with similar characteristics as well as multiples derived from offers received during potential sale negotiations. These multiples were applied to lower profitability estimates, which was the result of CVP's fourth quarter business deterioration. Because fair value had fallen below recorded book values, we performed the second step of the test which requires a fair value assessment of all assets and liabilities of the reporting unit to calculate an implied goodwill amount, and a $63.0 goodwill impairment charge was recognized in the fourth quarter of 2013.

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in 2013 are presented in the table below. The 10-25% category below includes information for one reporting unit (Store Fixtures). The fair value of this unit exceeded its book value by 18% at the June 30, 2013 impairment review date. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Percentage of Fair Value in Excess of Carrying Value	December 31, 2013 Goodwill Value	10-year Compound Annual Growth Rate Range	Terminal Values Long- term Growth Rate	Discount Rate Ranges
10-25%	$108.6	3.3%	3.0%	10.5%
25%+ (1)	818.2	1.5% - 5.0%	3.0%	8.0% - 10.0%
	$926.8	1.5% - 5.0%	3.0%	8.0% -10.5%
______________________________

(1) Includes $13.0 book value of CVP goodwill remaining after the 2013 fourth quarter impairment.

D—Restructuring

We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Our total restructuring-related costs for the three years ended December 31 were comprised of:

	Year Ended December 31
	2013	2012	2011
Continuing operations:
Charged to other (income) expense, net:
Severance and other restructuring costs	$2.2	$7.2	$6.3
Gain from sale of assets	(.3)	(1.8)	(.1)
Inventory obsolescence charged to cost of goods sold	—	—	3.1
Total continuing operations	1.9	5.4	9.3
Discontinued operations (reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax”):	(.3)	.3	.6
Total restructuring and restructuring-related costs	$1.6	$5.7	$9.9

2011 Restructuring Plan

In December 2011, we adopted the 2011 Restructuring Plan which included the closure of four underperforming manufacturing facilities.

The following table contains information, by segment, regarding the amount of each major type of restructuring-related cost incurred in connection with the exit activities.

	Restructuring Charges (1) 2013	(Gain)/Loss on Sale of Assets 2013	Total Amount Incurred in 2013	Total Amount Incurred in 2012 (2)	Total Amount Incurred in 2011 (3)	Total Amount Incurred To Date
Continuing operations:
Residential Furnishings	$.8	$—	$.8	$.5	$.5	$1.8
Commercial Fixturing & Components	—	(.1)	(.1)	.9	1.2	2.0
Industrial Materials	—	—	—	.5	.5	1.0
Total continuing operations	.8	(.1)	.7	1.9	2.2	4.8
Discontinued operations - Wire dishwasher racks	(.1)	—	$(.1)	.3	.6	$.8
Total	$.7	$(.1)	$.6	$2.2	$2.8	$5.6
______________________________
The above table includes cash charges incurred to date of $4.4.

(1)	Restructuring charges are reported on the Statements of Operations in “Other (income) expense, net.”

(2)	The 2012 charges consist of $2.5 of restructuring charges and ($.3) of (gain)/loss on sale of assets.

(3)	The 2011 charges consist of $1.2 of restructuring charges and $1.6 of inventory obsolescence.

The accrued liability associated with the 2011 Restructuring Plan consisted of the following:

	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012	2013 Charges	2013 Payments	Balance at December 31, 2013
Termination benefits	$.9	$.7	$1.3	$.3	$(.1)	$.2	$—
Contract termination costs	—	.1	.1	—	—	—	—
Other restructuring costs	.3	1.7	1.9	.1	.8	.9	—
	$1.2	$2.5	$3.3	$.4	$.7	$1.1	$—

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

Other Initiatives

Apart from the 2011 Restructuring Plan, we have implemented various cost reduction initiatives over the last three years to improve our operating cost structures. None of these actions have individually resulted in a material charge to earnings. Total costs associated with these other initiatives have had the following impact on our financial statements:

	Year Ended December 31
	2013	2012	2011
Continuing operations:
Charged to other (income) expense, net:
Severance and other restructuring costs	$1.4	$5.0	$5.3
Gain from sale of assets	(.2)	(1.5)	(.1)
Inventory obsolescence charged to cost of goods sold	—	—	1.9
Total continuing operations	1.2	3.5	7.1
Discontinued operations:
Severance and other restructuring costs	.2	—	—
Loss from sale of assets	(.4)	—	—
Total discontinued operations	(.2)	—	—
Total of other initiatives	$1.0	$3.5	$7.1
Portion of total that represents cash charges	$1.6	$5.0	$5.3

Restructuring and restructuring-related charges (income) by segment for the other initiatives were as follows:

	Year Ended December 31
	2013	2012	2011
Continuing operations:
Residential Furnishings	$.9	$1.8	$2.9
Commercial Fixturing & Components	.1	1.0	3.0
Industrial Materials	(.1)	.1	1.1
Specialized Products	.3	.6	.1
Total continuing operations	1.2	3.5	7.1
Discontinued operations	(.2)	—	—
Total	$1.0	$3.5	$7.1

The accrued liability associated with the other initiatives consisted of the following:

	Balance at December 31, 2011	2012 Charges	2012 Payments	Balance at December 31, 2012	2013 Charges	2013 Payments	Balance at December 31, 2013
Termination benefits	$.5	$1.6	$1.3	$.8	$.4	$1.1	$.1
Contract termination costs	.6	1.1	1.1	.6	.1	.7	—
Other restructuring costs	.6	2.3	2.6	.3	1.1	.7	.7
	$1.7	$5.0	$5.0	$1.7	$1.6	$2.5	$.8

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Fixturing & Components	Industrial Materials	Specialized Products	Total
Net goodwill as of January 1, 2012	$387.4	$200.1	$67.5	$271.6	$926.6
Additions for current year acquisitions	—	—	60.2	—	60.2
Adjustments to prior year acquisitions	—	—	—	—	—
Reductions for sale of business	—	(2.5)	—	—	(2.5)
Foreign currency translation adjustment/other	2.6	1.8	.1	2.7	7.2
Net goodwill as of December 31, 2012	390.0	199.4	127.8	274.3	991.5
Additions for current year acquisitions	—	—	6.1	—	6.1
Adjustments to prior year acquisitions	—	—	(.4)	—	(.4)
Reductions for sale of business	—	—	—	(.3)	(.3)
Impairment charge (1)	—	—	—	(63.0)	(63.0)
Foreign currency translation adjustment/other	(3.9)	(2.9)	.7	(1.0)	(7.1)
Net goodwill as of December 31, 2013	$386.1	$196.5	$134.2	$210.0	$926.8

Net goodwill as of December 31, 2013 is comprised of:
Gross goodwill	386.1	339.1	134.2	273.0	1,132.4
Accumulated impairment losses	—	(142.6)	—	(63.0)	(205.6)
Net goodwill as of December 31, 2013	$386.1	$196.5	$134.2	$210.0	$926.8

(1) In the fourth quarter of 2013, we recorded a goodwill impairment charge of $63.0related to the CVP unit as outlined in Note C.

The gross carrying amount and accumulated amortization by major amortized intangible asset class and intangible assets acquired during the period presented included in "Other intangibles" on the Consolidated Balance Sheets are as follows:

	Debt Issue Costs	Patents and Trademarks	Non-compete Agreements	Customer- Related Intangibles	Supply Agreements and Other	Total
2013
Gross carrying amount	$9.5	$53.8	$7.7	$221.9	$24.9	$317.8
Accumulated amortization	5.5	28.2	5.2	63.9	11.6	114.4
Net other intangibles as of December 31, 2013	$4.0	$25.6	$2.5	$158.0	$13.3	$203.4

Acquired during 2013:
Acquired related to business acquisitions	$—	$.7	$.5	$9.7	$1.4	$12.3
Acquired outside business acquisitions	—	1.6	—	5.9	5.3	12.8
Total acquired in 2013	$—	$2.3	$.5	$15.6	$6.7	$25.1

Weighted average amortization period in years for items acquired in 2013	0.0	16.3	4.8	9.6	6.1	9.2

2012
Gross carrying amount	$10.9	$53.3	$12.3	$236.9	$22.0	$335.4
Accumulated amortization	5.9	27.1	9.2	75.1	11.8	129.1
Net other intangibles as of December 31, 2012	$5.0	$26.2	$3.1	$161.8	$10.2	$206.3

Acquired during 2012:
Acquired related to business acquisitions	$—	$3.2	$.1	$104.5	$2.0	$109.8
Acquired outside business acquisitions	2.3	1.2	—	—	3.1	6.6
Total acquired in 2012	$2.3	$4.4	$.1	$104.5	$5.1	$116.4

Weighted average amortization period in years for items acquired in 2012	10.0	5.0	3.2	16.1	9.9	15.3

Estimated amortization expense for items included in our December 31, 2013 balance sheet in each of the next five years is as follows:

Year ended December 31
2014	$22
2015	21
2016	20
2017	18
2018	16

F—Segment Information

We have four operating segments that supply a wide range of products:

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products, titanium and nickel tubing for the aerospace industry and welded steel tubing

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Each reportable segment has a senior operating vice-president that reports to the chief operating officer. The chief operating officer in turn reports directly to the chief operating decision maker. The operating results and financial information reported through the segment structure are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate overall resources and determine management incentive compensation.

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

A summary of segment results for the periods presented are shown in the following tables.

	Year Ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT From Continuing Operations
2013
Residential Furnishings	$1,944.0	$23.0	$1,967.0	$172.0
Commercial Fixturing & Components	451.3	4.9	456.2	15.4
Industrial Materials	612.8	231.0	843.8	72.4
Specialized Products	737.9	52.5	790.4	27.2
Intersegment eliminations				.2
Adjustment to LIFO method				(2.4)
	$3,746.0	$311.4	$4,057.4	$284.8
2012
Residential Furnishings	$1,895.0	$8.8	$1,903.8	$154.3
Commercial Fixturing & Components	478.3	4.4	482.7	30.4
Industrial Materials	621.7	249.4	871.1	66.0
Specialized Products	711.1	45.9	757.0	87.0
Intersegment eliminations				(8.9)
Adjustment to LIFO method				14.6
	$3,706.1	$308.5	$4,014.6	$343.4
2011
Residential Furnishings	$1,827.8	$8.6	$1,836.4	$137.5
Commercial Fixturing & Components	502.4	4.9	507.3	15.7
Industrial Materials	605.1	242.2	847.3	55.5
Specialized Products	683.6	47.1	730.7	77.4
Intersegment eliminations				(6.8)
Adjustment to LIFO method				(14.0)
	$3,618.9	$302.8	$3,921.7	$265.3

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

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2013
Residential Furnishings	$586.5	$36.5	$.6	$47.2
Commercial Fixturing & Components	144.9	2.6	—	9.4
Industrial Materials	248.0	12.6	31.0	21.8
Specialized Products	225.0	26.7	3.3	27.7
Average current liabilities included in segment numbers above	460.6	—	—	—
Other (1)	—	—	—	.4
Unallocated assets (2)	1,492.4	2.2	—	16.1
Difference between average assets and year-end balance sheet	(49.3)	—	—	—
	$3,108.1	$80.6	$34.9	$122.6
2012
Residential Furnishings	$602.9	$22.5	$12.9	$46.4
Commercial Fixturing & Components	159.1	5.2	—	11.0
Industrial Materials	243.3	14.3	182.4	22.8
Specialized Products	227.4	23.4	—	24.6
Average current liabilities included in segment numbers above	440.7	—	—	—
Other (1)	—	—	—	.9
Unallocated assets (2)	1,678.2	5.6	—	13.3
Difference between average assets and year-end balance sheet	(96.7)	—	—	—
	$3,254.9	$71.0	$195.3	$119.0
2011
Residential Furnishings	$624.1	$34.6	$3.0	$51.2
Commercial Fixturing & Components	176.1	3.4	—	11.8
Industrial Materials	218.1	18.6	—	12.7
Specialized Products	226.6	16.3	—	26.8
Average current liabilities included in segment numbers above	417.7		—	—
Other (1)	—	—	—	4.4
Unallocated assets (2)	1,347.9	2.1	—	10.0
Difference between average assets and year-end balance sheet	(95.4)	—	—	—
	$2,915.1	$75.0	$3.0	$116.9
______________________________

(1)	Businesses sold or classified as discontinued operations during the years presented.

(2)
Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets. Unallocated depreciation and amortization consists primarily of depreciation of nonoperating assets and amortization of debt issue costs.

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2013	2012	2011
Residential Furnishings
Bedding group	$660.9	$657.6	$667.2
Furniture group	673.2	676.9	633.6
Fabric & Carpet Underlay group	609.9	560.5	527.0
	1,944.0	1,895.0	1,827.8
Commercial Fixturing & Components
Store Fixtures group	268.8	291.6	315.7
Office Furniture Components group	182.5	186.7	186.7
	451.3	478.3	502.4
Industrial Materials
Wire group	428.0	457.9	518.3
Tubing group	184.8	163.8	86.8
	612.8	621.7	605.1
Specialized Products
Automotive group	502.7	463.5	428.7
Commercial Vehicle Products group	109.0	137.7	132.9
Machinery group	126.2	109.9	122.0
	737.9	711.1	683.6
	$3,746.0	$3,706.1	$3,618.9

Our principal operations outside of the United States are presented in the following geographic information, based on the area of manufacture.

	Year Ended December 31
	2013	2012	2011
External sales
United States	$2,691.5	$2,691.2	$2,572.0
China	358.3	338.0	331.3
Europe	352.3	326.2	373.1
Canada	205.4	217.7	216.3
Mexico	69.6	64.5	50.5
Other	68.9	68.5	75.7
	$3,746.0	$3,706.1	$3,618.9
Tangible long-lived assets
United States	$363.6	$383.9	$387.7
China	35.7	35.9	38.1
Europe	124.5	102.7	105.0
Canada	25.0	21.1	20.8
Mexico	11.8	12.9	12.2
Other	14.0	16.3	16.8
	$574.6	$572.8	$580.6

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31
	2013	2012	2011
Earnings:
Earnings from continuing operations	$192.8	$243.3	$173.8
(Earnings) attributable to noncontrolling interest, net of tax	(2.4)	(2.3)	(3.1)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	190.4	241.0	170.7
Earnings (loss) from discontinued operations, net of tax	6.9	7.2	(17.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$197.3	$248.2	$153.3

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	145.2	144.3	145.4
Dilutive effect of equity-based compensation	2.1	1.7	1.6
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	147.3	146.0	147.0

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.31	$1.67	$1.17
Discontinued operations	.05	.05	(.12)
Basic EPS attributable to Leggett & Platt common shareholders	$1.36	$1.72	$1.05
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.29	$1.65	$1.16
Discontinued operations	.05	.05	(.12)
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.34	$1.70	$1.04

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	1.9	2.1

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2013		2012
	Current	Long-term	Current	Long-term
Trade accounts receivable	$447.4	$—	$430.4	$—
Trade notes receivable	2.6	2.3	1.1	2.9
Total trade receivables	450.0	2.3	431.5	2.9
Other notes receivable:
Notes received as partial payment for divestitures	.5	5.4	.5	6.1
Other	3.0	1.6	.5	4.3
Income tax receivables	2.7	—	8.6	—
Other receivables	26.4	—	24.3	—
Subtotal other receivables	32.6	7.0	33.9	10.4
Total trade and other receivables	482.6	9.3	465.4	13.3
Allowance for doubtful accounts:
Trade accounts receivable	(14.6)	—	(18.9)	—
Trade notes receivable	(.6)	(1.3)	—	(.8)
Total trade receivables	(15.2)	(1.3)	(18.9)	(.8)
Other notes receivable	—	(1.1)	(.3)	(.6)
Total allowance for doubtful accounts	(15.2)	(2.4)	(19.2)	(1.4)
Total net receivables	$467.4	$6.9	$446.2	$11.9

Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2011	2012 Charges	2012 Charge-offs, Net of Recoveries	Balance at December 31, 2012	2013 Charges	2013 Charge-offs, Net of Recoveries	Balance at December 31, 2013
Trade accounts receivable	$21.9	$4.1	$7.1	$18.9	$4.1	$8.4	$14.6
Trade notes receivable	.7	.1	—	.8	1.9	.8	1.9
Total trade receivables	22.6	4.2	7.1	19.7	6.0	9.2	16.5
Other notes receivable:
Notes received as partial payment for divestitures	2.7	.4	3.1	—	—	—	—
Other	.7	.3	.1	.9	.1	(.1)	1.1
Subtotal other receivables	3.4	.7	3.2	.9	.1	(.1)	1.1
Total allowance for doubtful accounts	$26.0	$4.9	$10.3	$20.6	$6.1	$9.1	$17.6

I—Supplemental Balance Sheet Information

Sundry assets, accrued expenses, other current liabilities and other long-term liabilities at December 31 consisted of the following:

	2013	2012
Sundry assets
Deferred taxes (See Note N)	$46.9	$50.2
Assets held for sale	19.1	21.8
Diversified investments associated with stock-based compensation plans (See Note L)	11.7	6.1
Notes receivable (See Note H)	6.9	11.9
Investment in associated companies	6.6	29.1
Pension plan assets (See Note M)	1.4	—
Other	29.0	26.1
	$121.6	$145.2
Accrued expenses
Wages and commissions payable	$64.2	$60.3
Workers’ compensation, medical, auto and product liability	54.5	49.7
Sales promotions	25.2	26.2
General taxes, excluding income taxes	14.6	12.0
Accrued interest	11.9	14.3
Liabilities associated with stock-based compensation plans (See Note L)	8.8	9.4
Other	50.5	48.6
	$229.7	$220.5
Other current liabilities
Dividends payable	$42.0	$—
Customer deposits	13.1	9.1
Outstanding checks in excess of book balances	9.1	1.8
Sales tax payable	6.8	7.3
Liabilities associated with stock-based compensation plans (See Note L)	1.7	.9
Derivative financial instruments (See Note S)	.9	1.8
Other	5.8	2.7
	$79.4	$23.6
Other long-term liabilities
Liability for pension benefits (See Note M)	$39.9	$75.8
Net reserves for tax contingencies	29.2	35.5
Deferred compensation	15.4	16.0
Liabilities associated with stock-based compensation plans (See Note L)	15.4	10.7
Other	27.8	20.2
	$127.7	$158.2

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2013			2012
	Stated Interest Rate	Due Date Through	Balance	Stated Interest Rate	Due Date Through	Balance
Term notes	4.8%	2022	$828.4	4.4%	2022	$1,028.0
Industrial development bonds, principally variable interest rates	.2%	2030	19.9	.4%	2030	19.9
Commercial paper	.2%	2017	16.0	—%	—	—
Capitalized leases (primarily machinery, vehicle and office equipment)			4.4			6.5
Other, partially secured			.8			1.0
			869.5			1,055.4
Less current maturities			181.1			201.5
			$688.4			$853.9

Maturities of long-term debt are as follows:

Year ended December 31
2014	$181.1
2015	201.4
2016	3.2
2017	19.1
2018	152.2
Thereafter	312.5
$869.5

We can raise cash by issuing up to $600 of commercial paper through a program that is backed by a $600 revolving credit agreement with a syndicate of 13 lenders. This agreement was renewed in 2011, with a five years term ending in 2016. During the third quarter of 2013 we extended the term by one year to 2017. The credit agreement allows us to issue total letters of credit up to $250. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the agreement at year end for the periods presented.

Amounts outstanding at year-end related to our commercial paper program were:

	December 31, 2013	December 31, 2012
Total program authorized	$600.0	$600.0
Commercial paper outstanding (classified as long-term debt)	(16.0)	—
Letters of credit issued under the credit agreement	—	—
Total program usage	(16.0)	—
Total program available	$584.0	$600.0

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

We may elect one of four types of borrowing under the revolving credit agreement, which determines the rate of interest to be paid on the outstanding principal balance. The interest rate would be commensurate with the currency borrowed and the term of the borrowing, as well as either i.) a competitive variable or fixed rate, or ii.) various published rates plus a pre-defined spread.

We are required to periodically pay accrued interest on any outstanding principal balance under the revolving credit agreement at different time intervals based upon the elected interest rate and the elected interest period. Any outstanding principal under this agreement will be due upon the maturity date. We may also terminate or reduce the lending commitments under this agreement, in whole or in part, upon three business days’ notice.

K—Lease Obligations

We lease certain operating facilities, most of our automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense for the periods presented was as follows:

	2013	2012	2011
Continuing operations	$49.5	$48.0	$43.9

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2014	$30.8
2015	24.8
2016	16.2
2017	9.7
2018	5.7
Thereafter	14.5
$101.7

The above lease obligations expire at various dates through 2019. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

L—Stock-Based Compensation

We use various forms of share-based compensation which are summarized below. One stock unit is equivalent to one common share for accounting and earnings per share purposes. Shares are issued from treasury for the majority of our stock plans’ activity. All share information is presented in millions.

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

At December 31, 2013, the following common shares were authorized for issuance under the Flexible Stock Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	6.4	6.4
Outstanding stock units—vested	4.0	5.5
Outstanding stock units—unvested	1.8	3.4
Available for grant	7.8	7.8
Authorized for issuance at December 31, 2013	20.0	23.1

The following table recaps the impact of stock-based compensation (including discontinued operations) on the results of operations for each of the periods presented:

	Year Ended December 31
	2013		2012		2011
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Options (1):
Amortization of the grant date fair value	$1.6	$—	$4.4	$—	$4.8	$—
Cash payments in lieu of options	—	.8	—	.3	—	.3
Stock-based retirement plans contributions (2)	6.5	1.2	6.6	1.0	5.0	.8
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	1.5	—	1.2	—	1.1	—
Stock-based retirement plans (2)	1.1	—	1.2	—	1.5	—
Discount Stock Plan (6)	.9	—	.9	—	.9	—
Performance Stock Unit awards (3)	6.4	1.1	6.5	5.1	7.0	1.9
Restricted Stock Units awards (4)	4.2	—	2.2	—	2.4	—
Profitable Growth Incentive awards (5)	.6	.6	—	—	—	—
Other, primarily non-employee directors restricted stock	1.3	—	1.0	—	1.1	—
Total stock-related compensation expense	24.1	$3.7	24.0	$6.4	23.8	$3.0
Employee contributions for above stock plans	12.2		9.8		11.5
Total stock-based compensation	$36.3		$33.8		$35.3
Recognized tax benefits on stock-based compensation expense	$9.2		$9.1		$9.0

The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2013			2012
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the stock-based retirement plans (2)	$1.7	$11.7	$13.4	$.9	$6.1	$7.0

Liabilities:
Stock-based retirement plans (2)	$1.7	$11.6	$13.3	$.9	$6.2	$7.1
Performance Stock Unit award (3)	2.8	2.6	5.4	3.6	4.5	8.1
Profitable Growth Incentive award (5)	—	1.2	1.2	—	—	—
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	6.0	—	6.0	5.8	—	5.8
Total liabilities associated with stock-based compensation	$10.5	$15.4	$25.9	$10.3	$10.7	$21.0

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

	Balance at December 31, 2012	Net Windfall Resulting From Exercises and Conversions	Balance at December 31, 2013
Accumulated tax windfall in additional contributed capital	$36.2	$5.7	$41.9

(1) Stock Option Grants

We have granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

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

In connection with the January 2011 and 2012 grants, we offered two different option choice programs. One group of employees was offered the choice to receive stock options or to receive a cash payment in lieu of options, with the cash alternative being equal to approximately one-half of the Black-Scholes value of the option grant foregone. Another group of employees, generally higher level employees, were offered a choice between stock options or restricted stock units (RSUs), on a ratio of four options foregone for every one RSU offered. The stock units vest in one-third increments at 12 months, 24 months and 36 months after the date of grant.

Starting in 2013, we discontinued the annual option grant, and options are now offered only in conjunction with the Deferred Compensation Program discussed below, and were replaced with either cash awards or RSUs. Certain key management employees participated in a new Profitable Growth Incentive (PGI) program beginning in 2013, as discussed below.

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

•
Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock on each acquisition date and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on our common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. However, stock units may be settled in cash at the discretion of the Company. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years.

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet and are disclosed in Note I.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2013	$—	$6.7	$.8

STOCK OPTIONS SUMMARY

Stock option information for the plans discussed above for the periods presented is as follows:

	Employee Stock Options	Deferred Compensation Options	Other - Primarily Outside Directors' Options	Total Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	6.5	1.9	.1	8.5	$21.72
Exercised *	(1.4)	(.7)	—	(2.1)	22.04
Outstanding at December 31, 2013	5.1	1.2	.1	6.4	$21.61	4.5	$59.7
Vested or expected to vest				6.4	$21.61	4.5	$59.6
Exercisable (vested) at December 31, 2013				5.5	$21.37	4.0	$53.0
______________________________

*
Prior to 2005, we granted options with a below market exercise price under the terms of our Deferred Compensation Program. During 2013, .1 options were exercised at a below market exercise price, and .1 of these options remain outstanding at December 31, 2013. In 2005, we amended the Program to provide only “at market” stock options.

Additional information related to stock option activity for the periods presented is as follows:

	Year Ended December 31
	2013	2012	2011
Total intrinsic value of stock options exercised	$18.4	$24.9	$7.5
Cash received from stock options exercised	36.9	35.6	20.5
Total fair value of stock options vested	4.4	4.5	4.5

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year Ended December 31 **
	2012	2011
Aggregate grant date fair value	$4.0	$4.9
Weighted-average per share grant date fair value	$4.68	$4.90
Risk-free interest rate	1.9%	2.7%
Expected life in years	7.2	7.0
Expected volatility (over expected life)	34.4%	33.3%
Expected dividend yield (over expected life)	4.8%	4.7%

**	No options were granted in 2013

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

•
Participants in the ESUP may contribute up to 10% (depending upon salary level) of their compensation above the same threshold applicable to the SBP. Participant contributions are credited to a diversified investment account established for the participant, and we make premium contributions to the diversified investment accounts equal to 17.65% of the participant’s contribution. A participant’s diversified investment account balance is adjusted to mirror the investment experience, whether positive or negative, of the diversified investments selected by the participant. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units. The diversified investment accounts consist of various mutual funds and retirement target funds and are unfunded, unsecured obligations of the Company that will be settled in cash. Both the assets and liabilities associated with this program are presented in the table above and are adjusted to fair value at each reporting period.

We immediately match 50% of the employee contributions in the form of stock units. Company contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price on the acquisition date. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program and may be settled in cash at the discretion of the Company.

Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from Leggett.

Information for the year ended December 31 for these plans was as follows:

	SBP 2013	ESUP 2013
Employee contributions	$3.3	$4.0
Less diversified contributions	.7	4.0
Total employee stock contributions	$2.6	$—
Employer premium contribution to diversified investment accounts		$.7
Shares purchased by employees	.1
Shares of company match	.1

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

Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the comparator companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Year Ended December 31,
	2013	2012		2011
Total shares base award	.2	.3	282,040.0	.3
Grant date per share fair value	$27.60	$23.79		$25.41
Risk-free interest rate	.4%	.4%		1.0%
Expected life in years	3.0	3.0		3.0
Expected volatility (over expected life)	29.1%	35.0%		42.5%
Expected dividend yield (over expected life)	4.2%	4.8%		4.7%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Distribution Date
2009	December 31, 2011	51st percentile	73.6%	.4	January 2012
2010	December 31, 2012	46th percentile	91.0%	.3	January 2013
2011	December 31, 2013	55th percentile	64.2%	.2	January 2014

Beginning with the 2010 award (that was settled in January 2013), thirty-five percent (35%) of awards will be paid out in cash. We intend to pay out the remaining sixty-five percent (65%) in shares of our common stock, although we reserve the right to pay up to one hundred percent (100%) in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

(4) Restricted Stock Unit Awards

RSU awards are generally granted as follows:

•	To managers in lieu of annual option grants

•	On a discretionary basis to selected managers

•	To selected executive officers in connection with employment agreements

•	As compensation for outside directors, who have a choice to receive RSUs or restricted stock

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period.

(5) Profitable Growth Incentive Awards

Starting in 2013, certain key management employees participated in a new Profitable Growth Incentive (PGI) program in lieu of the annual option grant. The PGI awards are issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2013 base target PGI award was .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are adjusted to fair value at each reporting period.

STOCK UNITS SUMMARY

Stock unit information for the plans discussed above is presented in the table below.

	DSU	ESUP	PSU*	RSU	PGI**	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Non-vested at December 31, 2012	—	—	1.4	.2	—	1.6	$14.31
Granted based on current service	.2	.2	—	.3	—	.7	30.17
Granted based on future conditions	—	—	.4	—	.2	.6	12.34
Vested	(.2)	(.2)	(.2)	(.2)	—	(.8)	28.27
Forfeited	—	—	(.1)	—	—	(.1)	13.12
Difference between maximum and actual payout	—	—	(.2)	—	—	(.2)	—
Total non-vested at December 31, 2013	—	—	1.3	.3	.2	1.8	$14.87	$56.6
Fully vested shares available for issuance at December 31, 2013						4.0		$124.8
______________________________

*	PSU awards are presented at 175% (i.e. maximum) payout
** PGI awards are presented at 250% (i.e. maximum) payout

	Year Ended December 31
	2013	2012	2011
Total intrinsic value of vested stock units converted to common stock	$7.0	$4.7	$16.8

STOCK-BASED COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2013, the unrecognized cost of non-vested stock options and units was as follows:

	Options	Units
Unrecognized cost of non-vested stock	$.9	$10.6
Weighted-average remaining contractual life in years	0.8	1.0

(6) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2013 purchase price per share (net of discount)	$26.32
2013 number of shares purchased by employees	.2
Shares purchased since inception in 1982	22.4
Maximum shares under the plan	23.0

M—Employee Benefit Plans

The accompanying balance sheets reflect a net liability for the funded status of our domestic and foreign defined benefit pension plans. Our U.S. plans (comprised primarily of three significant plans) represent approximately 88% of our pension benefit obligation in each of the periods presented. Participants in one of the significant domestic plans have stopped earning benefits; this plan is referred to as "frozen" in the following narrative.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2013	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of period	$316.5	$290.1	$263.6
Service cost	3.2	3.0	2.4
Interest cost	11.9	12.6	13.4
Plan participants’ contributions	.5	.5	.5
Actuarial (gains) losses	(30.3)	25.4	27.9
Benefits paid	(14.8)	(16.4)	(17.2)
Foreign currency exchange rate changes	—	1.3	(.5)
Benefit obligation, end of period	287.0	316.5	290.1
Change in Plan Assets
Fair value of plan assets, beginning of period	240.3	223.2	210.3
Actual return on plan assets	20.0	24.3	21.4
Employer contributions	1.9	7.8	8.5
Plan participants’ contributions	.5	.5	.5
Benefits paid	(14.8)	(16.4)	(17.2)
Foreign currency exchange rate changes	.1	.9	(.3)
Fair value of plan assets, end of period	248.0	240.3	223.2
Net funded status	$(39.0)	$(76.2)	$(66.9)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$1.4	$—	$—
Other current liabilities	(.5)	(.4)	(.4)
Other long-term liabilities	(39.9)	(75.8)	(66.5)
Net funded status	$(39.0)	$(76.2)	$(66.9)

Accumulated and projected benefit obligation information at December 31 is recapped below:

	2013	2012	2011
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$230.3	$316.5	$290.1
Accumulated benefit obligation	228.7	312.3	287.7
Fair value of plan assets	190.2	240.3	223.2
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	233.8	316.5	290.1
Fair value of plan assets	193.4	240.3	223.2
Accumulated benefit obligation for all defined benefit plans	283.5	312.3	287.7

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and the subsidiary owns insurance policies for the participants that are not included in the plan’s assets with cash surrender values at December 31 as follows:

	2013	2012	2011
Cash surrender values	$2.1	$2.1	$2.0

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2012	2013 Amortization	2013 Net Actuarial Gain	2013 Foreign Currency Exchange Rates Change	2013 Income Taxes Change	December 31, 2013
Net loss/(gain) (before tax)	$104.7	$(6.4)	$(35.1)	$(.1)	$—	$63.1
Net prior service cost (before tax)	.5	(.2)	—	—	—	.3
Deferred income taxes	(38.2)	—	—	—	15.1	(23.1)
Accumulated other comprehensive income (net of tax)	$67.0	$(6.6)	$(35.1)	$(.1)	$15.1	$40.3

Of the amounts in accumulated other comprehensive income as of December 31, 2013, the portions expected to be recognized as components of net periodic pension cost in 2014 are as follows:

Net loss	$2.4
Net prior service cost	.3

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2013	2012	2011
Service cost	$(3.2)	$(3.0)	$(2.4)
Interest cost	(11.9)	(12.6)	(13.4)
Expected return on plan assets	15.2	14.5	13.8
Amortization of prior service cost	(.2)	(.3)	(.3)
Recognized net actuarial loss	(6.4)	(6.0)	(4.0)
Net pension (expense) income	$(6.5)	$(7.4)	$(6.3)
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	3.8%	4.4%	5.2%
Rate of compensation increase used in pension costs	3.8%	3.8%	4.0%
Expected return on plan assets	6.6%	6.6%	6.7%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	4.6%	3.8%	4.4%
Rate of compensation increase used in benefit obligation	3.8%	3.8%	3.8%

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

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that separates fair value valuation techniques into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual and pooled funds
Fixed income	$96.1	$—	$—	$96.1	$98.6	$—	$—	$98.6
Equities	148.7	—	—	148.7	91.1	—	—	91.1
Common stocks	—	—	—	—	36.7	—	—	36.7
Money market funds, cash and other	3.2	—	—	3.2	13.0	.9	—	13.9
Total investments at fair value	$248.0	$—	$—	$248.0	$239.4	$.9	$—	$240.3

Plan assets are invested in diversified portfolios of equity, debt and government securities. The aggregate allocation of these investments is as follows:

	2013	2012
Asset Category
Equity securities	60%	53%
Debt securities	39	41
Other, including cash	1	6
Total	100%	100%

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

Of our three significant domestic plans, the frozen plan (representing approximately 60% of the total benefit obligation) employs a Liability Driven Investment strategy and has a target allocation of 60% fixed income and 40% equities. The remaining significant plans have a target allocation of 75% equities and 25% fixed income, as historical equity returns have tended to exceed bond returns over the long term.

Assets of our domestic plans represent the majority of plan assets and are allocated to six different passively managed low-cost index mutual funds:

•	Total Stock Market Index: Large -, mid-, and small-cap equity diversified across growth and value styles.

•	Large-Cap Index: Large-cap equity diversified across growth and value styles.

•	Small-Cap Index: Small-cap equity diversified across growth and value styles.

•	FTSE All World ex US Index: International equity; broad exposure across developed and emerging non-US equity markets around the world.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market.

•	Extended Duration Treasury Index: Diversified exposure to the long-term Treasury STRIPS market.

Future Contributions and Benefit Payments

We expect to contribute $3.4 to our defined benefit pension plans in 2014.

Estimated benefit payments, expected over the next ten years are as follows:

2014	$15.7
2015	16.0
2016	16.4
2017	16.5
2018	16.8
2019-2023	88.8

Other Benefit Plans

Total expense from continuing operations for defined contribution plans was as follows:

	2013	2012	2011
Defined contribution plans	$6.6	$6.5	$5.9

We have limited participation in two union-sponsored, defined benefit, multi-employer pension plans.  We participated in one multi-employer plan in 2011, and added one additional plan with the Western Pneumatic acquisition in 2012 (as discussed in Note R).

These plans are not administered by us, and contributions are determined in accordance with provision of negotiated labor contracts.  Aggregate contributions to these plans were less than $.6 for each of the years presented.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if a plan has unfunded vested benefits.  Factors that could impact the funded status of these plans include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.  Withdrawal liability triggers could include a plan's termination, a withdrawal of substantially all employers, or our voluntary withdrawal from the plan (such as decision to close a facility or the dissolution of a collective bargaining unit.) We have a very small share of the liability among the participants of these plans. Based upon the information available from plan administrators, both of the multi-employer plans in which we participate are underfunded and estimate our aggregate share of potential withdrawal liability for both plans to be $23.2. We have not recorded any material withdrawal liabilities for the years presented.

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended December 31
	2013	2012	2011
Domestic	$121.3	$193.2	$117.1
Foreign	126.5	113.3	116.6
	$247.8	$306.5	$233.7

Income tax expense from continuing operations is comprised of the following components:

	Year Ended December 31
	2013	2012	2011
Current
Federal	$63.0	$51.9	$27.5
State and local	6.3	4.8	3.2
Foreign	24.2	22.5	22.9
	93.5	79.2	53.6
Deferred
Federal	(26.4)	9.0	8.8
State and local	(1.8)	(.6)	1.6
Foreign	(10.3)	(24.4)	(4.1)
	(38.5)	(16.0)	6.3
	$55.0	$63.2	$59.9

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year Ended December 31
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.5	1.3	.7
Tax effect of foreign operations	(8.3)	(5.8)	(6.2)
Deferred tax on undistributed foreign earnings	(.4)	3.7	—
Change in valuation allowance	(1.4)	(11.9)	(1.0)
Change in uncertain tax positions, net	(1.1)	.6	(1.7)
Production activities deduction	(2.0)	(1.3)	(.9)
Other permanent differences, net	(.6)	(.5)	(.1)
Other, net	(.5)	(.5)	(.2)
Effective tax rate	22.2%	20.6%	25.6%

For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate, primarily related to China and Luxembourg. Significant items impacting each year's tax rate follows:

•2013: We recognized tax rate benefits totaling $17.5, primarily related to the impact of Mexico tax law changes, the settlement of certain foreign and state audits, and a non-taxable bargain purchase gain.
•2012: The tax rate benefited from the elimination of a $36.9 valuation allowance on our Canadian net operating losses and other deferred tax assets. As a result of an increase in operating earnings in Canada, the amalgamation of two Canadian subsidiaries, and the restructuring of intercompany debt attributable in part to a change in Canadian tax law, we now expect those carryforwards and other deferred tax assets to be utilized in future years. This 2012 benefit was partially offset by the accrual of $11.2 of deferred withholding taxes in China on earnings that are no longer indefinitely reinvested in China.
•2011: The tax rate benefited by a total of $5.2 from the release of certain deferred tax asset valuation allowances and tax audit settlements. In 2011, we also incurred $1.7 of incremental tax on the 2010 repatriation of $112.6 of earnings from foreign subsidiaries.

We recognized net excess tax benefits of approximately $4.6, $5.5, and $6.1, and in 2013, 2012 and 2011, respectively, related to stock plan activity, which have been recorded to additional contributed capital. These amounts include net windfall tax benefits as discussed in Note L.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities may no longer assess additional income tax for the expired period. In addition, we are no longer eligible to file claims for refund for any tax that we may have overpaid.

Unrecognized Tax Benefits

The total amount of our gross unrecognized tax benefits at December 31, 2013, is $32.9, of which $18.0 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the periods presented is as follows:

	2013	2012	2011
Gross unrecognized tax benefits, January 1	$26.6	$25.7	$34.1
Gross increases—tax positions in prior periods	4.5	4.8	1.2
Gross decreases—tax positions in prior periods	(1.5)	(2.3)	(5.2)
Gross increases—current period tax positions	1.0	1.1	3.0
Change due to exchange rate fluctuations	(.4)	.3	(.3)
Settlements	(2.8)	(1.7)	(5.5)
Lapse of statute of limitations	(3.0)	(1.3)	(1.6)
Gross unrecognized tax benefits, December 31	$24.4	$26.6	$25.7
Interest	7.6	8.0	8.1
Penalties	.9	.9	1.0
Total gross unrecognized tax benefits, December 31	$32.9	$35.5	$34.8

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2013, four tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2010 through 2013. In 2011, IRS examinations of the 2004 through 2008 tax returns were completed, and in 2012 refunds aggregating $15.6 were received for all years associated with the audit. In 2011, we adjusted our reserve for uncertain tax positions with respect to the largest issue in connection with the examination, related to worthless stock deductions, which had a favorable impact on our tax provision of $3.6.

Additionally, at December 31, 2013, five tax years were undergoing audit by the Canada Revenue Agency, covering the periods 2007 through 2011. These examinations are at various stages of completion, but to date we are not aware of any material adjustments. In 2013, due to Canada Revenue Agency examinations of our 2005 and 2006 tax years, we released $1.1 of unrecognized tax benefits. Various state and other foreign jurisdiction tax years also remain open to examination, though we believe assessments (if any) would be immaterial to our consolidated financial statements.

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

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$13.5	$(60.0)	$12.6	$(61.1)
Inventories	1.6	(16.4)	1.9	(18.8)
Accrued expenses	89.7	(.8)	89.6	(.1)
Net operating loss and tax credit carryforwards	64.6	—	66.4	—
Pension cost and other post-retirement benefits	16.0	(.9)	29.7	(.8)
Intangible assets	2.3	(108.5)	2.9	(118.7)
Derivative financial instruments	14.2	(1.7)	15.7	(1.7)
Subsidiary stock basis	—	—	6.0	—
Uncertain tax positions	11.2	—	12.1	—
Other	11.1	(16.4)	7.3	(18.7)
Gross deferred tax assets (liabilities)	224.2	(204.7)	244.2	(219.9)
Valuation allowance	(25.4)	—	(32.2)	—
Total deferred taxes	$198.8	$(204.7)	$212.0	$(219.9)
Net deferred tax (liability)		$(5.9)		$(7.9)

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

These loss and credit carryforwards have expiration dates that vary generally over the next 20 years, with no amount greater than $10 expiring in any one year.

Deferred income taxes and withholding taxes have been provided on earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits. As of December 31, 2013, we have accrued $10.1 of deferred taxes associated with the undistributed earnings of foreign subsidiaries.

Deferred income taxes and withholding taxes have not been provided on foreign earnings which are indefinitely reinvested. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2013, are $375.1. If such earnings were distributed, the resulting incremental tax expense would be $62.6 based on present income tax laws, which are subject to change. In 2013, we repatriated $68.0 of foreign earnings, resulting in a net tax benefit of $2.3. Although we have not changed our assertion with respect to amounts permanently reinvested outside the U.S., in 2012 we recorded $11.2, which was reduced by $1.1 in 2013, for withholding taxes in China, since we no longer have specific plans to reinvest all of our Chinese earnings within China. These taxes would be due on dividends from certain of our China subsidiaries to their foreign parent, a subsidiary of the U.S. company. These earnings are still permanently reinvested outside the U.S. and are included in the undistributed earnings and incremental taxes discussed above.

Deferred tax assets (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2013	2012
Other current assets	$12.1	$12.8
Sundry	46.9	50.2
Other current liabilities	(1.6)	(1.3)
Deferred income taxes	(63.3)	(69.6)
	$(5.9)	$(7.9)

O—Other (Income) Expense

The components of other (income) expense from continuing operations were as follows:

	Year Ended December 31
	2013	2012	2011
Gain on asset sales	$(8.1)	$(2.7)	$(10.9)
Bargain purchase gain from acquisitions (see Note R)	(8.8)	—	—
Restructuring charges (see Note D)	2.2	7.2	6.3
Asset impairments (see Note C)	.8	.8	16.1
Currency loss	1.8	2.1	—
Royalty income	(1.8)	(1.6)	(.5)
(Gain) loss from diversified investments associated with stock-based compensation plans (see Note L)	(1.9)	(.5)	.1
Other income	(5.6)	(5.5)	(3.6)
	$(21.4)	$(.2)	$7.5

P—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2011	$151.1	$1.4	$(50.7)	$101.8
Other comprehensive income (loss) before reclassifications, pretax	(2.8)	(37.8)	(20.1)	(60.7)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.9	4.3	5.2
Subtotal of reclassifications, pretax	—	.9	4.3	5.2
Other comprehensive income (loss), pretax	(2.8)	(36.9)	(15.8)	(55.5)
Income tax effect	—	14.0	5.6	19.6
Attributable to noncontrolling interest	(.7)	—	—	(.7)
Balance December 31, 2011	147.6	(21.5)	(60.9)	65.2
Other comprehensive income (loss) before reclassifications, pretax	15.3	(10.1)	(16.0)	(10.8)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	1.9	6.3	8.2
Interest expense	—	1.8	—	1.8
Other income/expense, net	.7	—	—	.7
Subtotal of reclassifications, pretax	.7	3.7	6.3	10.7
Other comprehensive income (loss), pretax	16.0	(6.4)	(9.7)	(.1)
Income tax effect	—	2.4	3.6	6.0
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Balance December 31, 2012	163.5	(25.5)	(67.0)	71.0
Other comprehensive income (loss) before reclassifications, pretax	(5.0)	(1.0)	35.2	29.2
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.5	6.6	7.1
Interest expense	—	3.9	—	3.9
Subtotal of reclassifications, pretax	—	4.4	6.6	11.0
Other comprehensive income (loss), pretax	(5.0)	3.4	41.8	40.2
Income tax effect	—	(1.4)	(15.1)	(16.5)
Attributable to noncontrolling interest	(.2)	—	—	(.2)
Balance December 31, 2013	$158.3	$(23.5)	$(40.3)	$94.5

Q—Fair Value

We utilize fair value measures for both financial and non-financial assets and liabilities.

Items measured at fair value on a recurring basis

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.8	$—	$114.8
Derivative assets (See Note S)	—	.6	—	.6
Diversified investments associated with the ESUP* (See Note L)	13.4	—	—	13.4
Total assets	$13.4	$115.4	$—	$128.8
Liabilities:
Derivative liabilities (See Note S)	$—	$.9	$—	$.9
Liabilities associated with the ESUP* (See Note L)	13.3	—	—	13.3
Total liabilities	$13.3	$.9	$—	$14.2

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$125.6	$—	$125.6
Derivative assets (See Note S)	—	1.2	—	1.2
Diversified investments associated with the ESUP* (See Note L)	7.0	—	—	7.0
Total assets	$7.0	$126.8	$—	$133.8
Liabilities:
Derivative liabilities (See Note S)	$.5	$1.3	$—	$1.8
Liabilities associated with the ESUP* (See Note L)	7.1	—	—	7.1
Total liabilities	$7.6	$1.3	$—	$8.9

* - Includes both current and long-term amounts combined.

The fair value for fixed rate debt (Level 2) was less than its $830.0 carrying value by $3.2 at December 31, 2013 and greater than its $1,030.0 carrying value by $45.7 at December 31, 2012. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.

Items measured at fair value on a non-recurring basis

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note R and evaluating long-term assets (including goodwill) for potential impairment as discussed in Note C. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.

Long-lived assets, acquisitions and the second step of a goodwill impairment test utilize the following methodologies in determining fair value: (i) Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets are used to estimate replacement cost where available. (ii) The most common identified intangible assets are customer relationships and tradenames. Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast,  the amount of contributory asset charges, and a discount rate. Tradenames are valued  using a relief from royalty method, which is based upon comparable market royalty rates for tradenames of similar value. (iii) Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as the valuation date. (iv) Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.

R—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration paid for prior years’ acquisitions. The majority of the goodwill included in the table below is expected to provide an income tax benefit.

	2013	2012	2011
Accounts receivable	$12.7	$11.5	$1.5
Inventory	15.0	21.1	1.8
Property, plant and equipment	16.1	15.7	1.1
Goodwill (See Note E)	6.1	60.2	1.9
Other intangible assets (See Note E)	12.3	109.8	—
Other current and long-term assets	.4	10.2	—
Current liabilities	(19.5)	(7.6)	(1.2)
Long-term liabilities	(6.4)	(9.5)	(.4)
Additional consideration for prior years’ acquisitions	—	.2	1.9
Fair value of net identifiable assets	36.7	211.6	6.6
Less: Bargain purchase gain	8.8	—	—
Net cash consideration	$27.9	$211.6	$6.6

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2013	4	Residential Furnishings (1); Industrial Materials (2); Specialized Products (1)	Geotextile products; Tubing for the aerospace industry (2); Innerspring unit wire-forming machines
December 31, 2012	5	Residential Furnishings (2); Industrial Materials (3)	Gel components; Warehouse/distribution services; Tubing for the aerospace industry; Wire partitions; Tube fabrication
December 31, 2011	2	Residential Furnishings	Furniture hardware and Geo textiles

We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications.

During third quarter 2013, we acquired an aerospace tubing manufacturer based in France for a cash purchase price of $14.5. This business was acquired at a price less than fair value of the net identifiable assets, and we recorded an $8.8 non-taxable bargain purchase gain. The bargain purchase gain is reported in the "Other (income) expense, net" line of our income statement. We have assessed the key valuation assumptions and business combination accounting procedures for this acquisition and believe the recognition of a bargain purchase gain is appropriate for this acquisition. Factors that contributed to the bargain purchase price were:

•The seller of this business will continue to purchase these products in the future. Due to the unique nature of the products and limited number of potential buyers for this business, it was important to the seller that the acquiring company was a financially sound, integrated manufacturer. The seller found it advantageous to accept our purchase price based upon our demonstrated ability to operate similar businesses, and financial strength that will enable us to be a long-term supplier of quality products into the future, and;
•We were able to complete the acquisition without a financial contingency, which was an important attribute for the seller.

During the first quarter 2012, we acquired Western Pneumatic Tube Holding, LLC (Western) for a cash purchase price of $188.2 forming the Aerospace Products business unit within the Tubing Group. Western is a leading provider of integral components for critical aircraft systems, and specializes in fabricating thin-walled, large diameter, welded tubing and specialty formed products from titanium, nickel and other specialty materials for leading aerospace suppliers and OEMs. Factors that contributed to a purchase price resulting in the recognition of goodwill included Western's competitive position, and its fit with our strategy to seek businesses with secure, leading positions in growing, profitable, attractive markets.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2013 and 2012 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. However, Western's activity is incremental to the Industrial Materials segment.

Certain of our acquisition agreements provide for additional consideration to be paid in cash, at a later date and, are recorded as a liability at the acquisition date. At December 31, 2013, there was no substantial remaining consideration payable.

In addition, in 2012, we invested $22.4 to acquire an interest in an unconsolidated entity related to a potential acquisition. We had no contractual right or obligation to make any additional investment and liquidated our position in the 3rd quarter of 2013 for $21.2, plus $1.8 in interest.

We also increased our ownership portion to 100% for the following businesses that were previously not wholly owned:

	Year Ended December 31
	2013	2012	2011
Cash outlay associated with acquisition of noncontrolling interest - Specialized Products	$—	$—	$13.6

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

Cash Flow Hedges

Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

•	Commodity Cash Flow Hedges—We have historically used commodity cash flow hedges primarily to manage natural gas commodity price risk. Our last natural gas commodity hedge expired during 2013.

•
Interest Rate Cash Flow Hedges—On August 12, 2012, we issued $300 of 10-year notes with a coupon rate of 3.40%. As a part of this transaction, we settled our $200 forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7, which will be amortized out of accumulated other comprehensive income to interest expense over the life of the notes.

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

Fair Value Hedges

Our fair value hedges typically manage foreign currency risk associated with subsidiaries’ assets and liabilities. Hedges designated as fair value hedges recognize gain or loss currently in earnings. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2013
Derivatives Designated as Hedging Instruments			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Cash flow hedges:
Currency hedges:
-Future USD sales of Canadian and Chinese subsidiaries	Dec 2015	$133.9	$.1	$.8
-Future JPY sales of Chinese subsidiary	Dec 2014	5.1	.1	—
-Future EUR Sales of Chinese Subsidiary	Feb 2015	4.7	—	.1
Total cash flow hedges			.2	.9
Fair value hedges:
USD inter-company note receivable on a Swiss subsidiary	Mar 2014	14.5	.4	—
			$.6	$.9

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2012
Derivatives Designated as Hedging Instruments			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Cash flow hedges:
Commodity hedges	Dec 2013	$1.7	$—	$.5
Currency hedges:
-Future USD sales of Canadian and Chinese subsidiaries	Dec 2013	38.9	.5	.1
-Future USD cost of goods sold of European subsidiaries	Dec 2013	7.9	—	.2
Total cash flow hedges			.5	.8
Fair value hedges:
ZAR asset on a USD subsidiary	Jan 2013	21.2	—	.9
USD inter-company note receivables on European and Swiss subsidiaries	Feb 2013	18.0	.7	.1
Total fair value hedges			.7	1.0
			$1.2	$1.8

The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income for the Year Ended December 31
Derivatives Designated as Hedging Instruments		2013	2012	2011
Commodity cash flow hedges	Cost of goods sold	$.4	$2.4	$1.3
Interest rate cash flow hedges	Interest expense	3.9	1.8	—
Currency cash flow hedges	Net sales	(1.5)	(.6)	(.6)
Currency cash flow hedges	Cost of goods sold	.1	(.5)	.3
Currency cash flow hedges	Other (income) expense, net	.2	.2	.2
Total cash flow hedges		3.1	3.3	1.2
Fair value hedges	Other (income) expense, net	(3.2)	(.2)	1.6
Derivatives Not Designated as Hedging Instruments
Hedge of EUR assets (including inter-company note receivables)-UK and USD subsidiaries	Other (income) expense, net	—	(.8)	(1.1)
Hedge of steel purchases - US subsidiary	Other (income) expense, net	—	.1	—
Hedge of EUR inter-company note receivable- USD denominated subsidiary	Interest expense	—	.1	.3
Total derivative instruments		$(.1)	$2.5	$2.0

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
On May 12, 2011, the plaintiff filed an appeal to the Missouri Court of Appeals. On November 28, 2012, the Missouri Court of Appeals reversed the trial court's dismissal finding that plaintiff sufficiently pleaded it would be futile to make demand on the Board and shareholders. The Court of Appeals did not address the other grounds that had been raised in the motions to dismiss. We filed a request for transfer to the Missouri Supreme Court on December 12, 2012, which was denied by the Court of Appeals. On January 3, 2013, we filed a transfer petition to the Missouri Supreme Court. On February 26, 2013, the Missouri Supreme Court denied our request. The case was sent back to Jasper County, Missouri for further proceedings. At the parties' request, on June 4, 2013, the circuit court stayed all proceedings to allow the parties to mediate the dispute. The stay of litigation remains in effect.
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
In the U.S. actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser and indirect purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is underway in the U.S. actions. Motions for class certification have been filed on behalf of both direct and indirect purchasers. A hearing on the motions was held January 15, 2014. A decision on class certification is expected in the upcoming weeks.
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
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff seeks unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced and plaintiff has filed a motion for class certification. The parties’ briefing is completed, and a hearing on the motion was held on February 20, 2014.
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, we cannot reasonably estimate the amount or range of potential loss, if any, because, at this juncture of the proceedings; discovery is incomplete, all expert liability reports have not been exchanged; and because the litigation involves unsettled legal theories.
Brazilian Value-Added Tax Matters
On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $3.1, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil.  L&P Brazil responded to the notice of violation on January 25, 2012 denying the violation. The Federal Revenue Office, on August 9, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil was notified about this judgment on October 16, 2013, and has filed an appeal.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $5.5 under MPF Case No. 10855.725260/2012-36 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. The Brazilian Revenue Office, on June 13, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil appealed this decision on July 8, 2013. The Brazilian Revenue Office, on December 18, 2013, also issued an audit notice for years 2011 and 2012, which may result in additional assessments.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil's use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P

Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling $1.7 on the same or similar denial of tax credit matters.
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking $2.4 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P Brazil responded to this special appeal on January 24, 2013.
We were also informed on October 4, 2012 that the State of Sao Paulo issued an Auto-Infringement and Imposition of a Fine dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of $2.0 for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On June 21, 2013, the State of Sao Paulo's attorneys converted the Auto-Infringement and Imposition of a Fine No. 4.003.484 to a fiscal execution action against L&P Brazil in the amount of $2.6, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil filed its response on January 27, 2014 denying the allegations.
On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of $.6, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation on January 17, 2013. On October 22, 2013, the first administrative level ruled against us but did reduce the tax to $.3 (plus interest and penalties). We appealed to the second administrative level on December 30, 2013, which affirmed the first administrative level ruling.
On February 1, 2013, the Brazilian Finance Ministry filed suit against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 of social contributions (social security and social assistance payments). L&P Brazil filed its response on July 11, 2013, denying the allegations. L&P Brazil argued the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters). L&P Brazil posted a bond and filed its response on July 11, 2013, denying the allegations.
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
The plaintiff requested royalties for post-verdict use of the machines and requested pre-judgment interest in the amount of $.7. On July 3, 2013, the District Court ruled that the plaintiff was not entitled to additional ongoing royalties for our continued use of the machines, but did award pre-judgment interest of $.5. On August 2, 2013, both parties filed a notice of appeal of this order to the Federal Circuit Court of Appeals, but plaintiff has since withdrawn its appeal.
In 2011, we also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue in the lawsuit the plaintiff brought. The Patent Office examiner ruled in our favor on the key claims of one of three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second of the patents, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner's decision upheld the validity of all claims. All three of these proceedings were appealed to the Board of Patent Appeals. Due to a change made to all of the machines, we do not believe that the machines currently use the feature alleged to have infringed the third patent. On April 25, 2013, the plaintiff filed petitions to terminate all re-examination proceedings based on the final ruling of the Federal Circuit Court of Appeals. We opposed those petitions. The Patent Office terminated all three re-examination proceedings, two on December 16, and one on December 18, 2013.
On July 29, 2013, the plaintiff filed a second lawsuit in the United States District Court for the Central District of California, Case No. CV13-05463 alleging that we and Simmons Bedding Company have continued to infringe the three patents on an automatic stapling machine and the methods used to assemble box springs, and that the plaintiff is entitled to additional damages from January 24, 2012 forward. Leggett and Simmons Bedding Company filed their Answers on November 20, 2013, and intend to vigorously defend the allegations.

At this time, we do not expect that the outcome of this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

Quarterly Summary of Earnings
 Leggett & Platt, Incorporated
 (Unaudited)
(Dollar amounts in millions, except per share data)

Year ended December 31	First [1]	Second [1]	Third [1,2]	Fourth [1,3,4]	Total
2013
Net sales	$932.7	$958.8	$957.7	$896.8	$3,746.0
Gross profit	188.9	199.1	193.0	166.2	747.2
Earnings from continuing operations before income taxes	69.3	89.4	97.3	(8.2)	247.8
Earnings from continuing operations	$49.4	$65.1	$71.6	$6.7	$192.8
Earnings (loss) from discontinued operations, net of tax	.1	6.8	.4	(.4)	6.9
Net earnings	49.5	71.9	72.0	6.3	199.7
(Earnings) attributable to noncontrolling interest, net of tax	(.4)	(.6)	(.7)	(.7)	(2.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$49.1	$71.3	$71.3	$5.6	$197.3
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.34	$.44	$.49	$.04	$1.31
Diluted	$.33	$.44	$.48	$.04	$1.29
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.05	$—	$—	$.05
Diluted	$—	$.05	$—	$—	$.05
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.34	$.49	$.49	$.04	$1.36
Diluted	$.33	$.48	$.49	$.04	$1.34
2012
Net sales	$943.3	$934.6	$978.1	$850.1	$3,706.1
Gross profit	178.5	186.7	204.9	176.6	746.7
Earnings from continuing operations before income taxes	68.1	78.8	95.2	64.4	306.5
Earnings from continuing operations	$45.3	$57.3	$66.6	$74.1	$243.3
Earnings (loss) from discontinued operations, net of tax	(.8)	8.1	—	(.1)	7.2
Net earnings	44.5	65.4	66.6	74.0	250.5
(Earnings) attributable to noncontrolling interest, net of tax	(.5)	(.5)	(.8)	(.5)	(2.3)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$44.0	$64.9	$65.8	$73.5	$248.2
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.31	$.39	$.46	$.51	$1.67
Diluted	$.31	$.39	$.45	$.50	$1.65
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$(.01)	$.06	$—	$—	$.05
Diluted	$(.01)	$.06	$—	$—	$.05
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.31	$.45	$.46	$.51	$1.72
Diluted	$.30	$.45	$.45	$.50	$1.70
__________________________________

1.	Amounts for 2012 have been retrospectively adjusted to reflect the reclassification of certain businesses from continuing to discontinued operations in 2013.

2.	As discussed in Note R beginning on page 109, in the third quarter of 2013 we recorded a $9 bargain purchase gain related to an acquisition.

3.
As discussed in Note C beginning on page 79, in the fourth quarter of 2013 we incurred $67 of charges related to the Commercial Vehicle Products group ($63 goodwill impairment charge and $4 accelerated amortization of a customer-related intangible asset.)

4.
Net earnings for 2012 include a fourth quarter $27 net tax benefit primarily related to the release of valuation allowances on certain Canadian deferred tax assets, partially offset by withholding taxes on earnings in China.

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful receivables	$20.6	$6.1	$9.1	(1)	$17.6
Excess and obsolete inventory reserve, LIFO basis	$19.4	$11.8	$9.3		$21.9
Tax valuation allowance	$32.2	$(3.4)	$3.4	(2)	$25.4
Year ended December 31, 2012
Allowance for doubtful receivables	$26.0	$4.9	$10.3	(1)	$20.6
Excess and obsolete inventory reserve, LIFO basis	$20.2	$10.2	$11.0		$19.4
Tax valuation allowance	$69.1	$(36.3)	$.6	(2)	$32.2
Year ended December 31, 2011
Allowance for doubtful receivables	$23.2	$8.6	$5.8	(1)	$26.0
Excess and obsolete inventory reserve, LIFO basis	$23.7	$10.4	$13.9		$20.2
Tax valuation allowance	$69.0	$(3.0)	$(3.1)	(2)	$69.1

______________________________

(1)	Uncollectible accounts charged off, net of recoveries.

(2)
Federal tax effect of state and foreign net operating loss carryforwards and credits and changes in currency exchange rates. As discussed in Note N on page 103, 2012 includes a $36.9 tax benefit primarily related to the release of valuation allowances on certain Canadian deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ DAVID S. HAFFNER
David S. Haffner
Board Chair and Chief Executive Officer

Dated: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/S/ DAVID S. HAFFNER	Board Chair and Chief Executive Officer	February 26, 2014
David S. Haffner

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN	Executive Vice President, Chief Financial Officer and Director	February 26, 2014
Matthew C. Flanigan

(c) Principal Accounting Officer:

/S/ WILLIAM S. WEIL	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2014
William S. Weil

(d) Directors:

ROBERT E. BRUNNER*	Director
Robert E. Brunner

RALPH W. CLARK*	Director
Ralph W. Clark

Robert G. Culp, III*	Director
Robert G. Culp, III

Signature	Title	Date

R. TED ENLOE, III*	Director
R. Ted Enloe, III

RICHARD T. FISHER*	Vice Chair and Lead Director
Richard T. Fisher

KARL G. GLASSMAN*	Director
Karl G. Glassman

Joseph W. McClanathan*	Director
Joseph W. McClanathan

JUDY C. ODOM*	Director
Judy C. Odom

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ JOHN G. MOORE	February 26, 2014
John G. Moore
Attorney-in-Fact Under Power-of-Attorney dated February 26, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

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

3.2	Bylaws of the Company, as amended through November 5, 2013, filed November 7, 2013 as Exhibit 3.2.1 to the Company’s Form 8-K, are incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2
Indenture, dated as of November 24, 1999 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank)), as Trustee, and Form of Note included therein under Sections 202 and 203 filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated by reference. (SEC File No. 001-07845)

4.2.1
Tri-Party Agreement under the November 24, 1999 Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to The Chase Manhattan Bank) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.2.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.3
Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.3.1
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.4
Form of $300,000,000 3.40% Senior Notes due 2022, issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5
Form of $200,000,000 4.7% Senior Notes retired in 2013, issued pursuant to the Indenture dated November 24, 1999, and filed March 20, 2003 as Exhibit 4.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

4.6
Form of $150,000,000 4.4% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, and filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7
Form of $180,000,000 4.65% Notes due 2014 issued pursuant to the Indenture dated November 24, 1999, and filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.8
Form of $200,000,000 5.00% Notes due 2015 issued pursuant to the Senior Indenture dated May 6, 2005, and filed August 11, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*
Employment Agreement between the Company and David S. Haffner, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2*
Employment Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3*
Employment Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4*
Amended and Restated Severance Benefit Agreement between the Company and David S. Haffner, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5*
Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.6*
Severance Benefit Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.7 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.7*
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

10.8*	Summary Sheet for Executive Cash Compensation, filed April 1, 2013, as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9*	Summary Sheet of Director Compensation, filed August 8, 2013 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2013, is incorporated by reference. (SEC File No. 001-07845)

10.10*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 10, 2012, filed March 30, 2012 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.10.1*
Form of Non-Qualified Stock Option Award pursuant to the Company’s Flexible Stock Plan, filed December 2, 2010 as Exhibit 4.3 to the Company’s Form S-8, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.10.2*
2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2011 grants and all grants thereafter), filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.3*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.10.4*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.10.5*	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed March 6, 2013 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.6*	Form of Profitable Growth Incentive Award Agreement and Terms and Conditions, filed March 6, 2013 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.6.1*	Award Formula for 2013-2014 Profitable Growth Incentive Program, filed March 6, 2013 as Exhibit 10.9 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11*	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11.1*	2012 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 2, 2012 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.2*	2013 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2013 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.12*
The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

10.13*
The Company’s Deferred Compensation Program, Effective as of December 1, 2011, filed February 24, 2012 as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.14*
The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

10.15*
The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective December 31, 2012, filed February 28, 2013 as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2012, is incorporated by reference. (SEC File No. 001-07845)

10.16*
Description of long-term disability arrangements between the Company and certain executives filed February 24, 2011 as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2010, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.17*
The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.18
Credit Agreement, dated August 19, 2011 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 19, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.18.1
First Amendment to Credit Agreement, dated August 22, 2013, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 26, 2013 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19
Commercial Paper Agency Agreement between JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.) and the Company, including the forms of Master Note, dated December 21, 1994, filed March 15, 2007 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.20
Commercial Paper Dealer Agreement between the Company and Goldman, Sachs & Co. (formerly Goldman Sachs Money Markets, L.P.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.21
Commercial Paper Dealer Agreement between the Company and J.P. Morgan Securities, Inc. (formerly Chase Securities, Inc.) dated December 21, 1994, filed May 9, 2007 as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.22
Commercial Paper Dealer Agreement between the Company and SunTrust Capital Markets, Inc. dated February 7, 2005, filed May 9, 2007 as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.23
Commercial Paper Dealer Agreement between the Company and Wells Fargo Securities, L.L.C. (formerly Wachovia Capital Markets, LLC) dated October 10, 2005, filed May 9, 2007 as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2014.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2014.

32.1**	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2014.

Exhibit No.	Document Description

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2014.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

______________________________

*	Denotes management contract or compensatory plan or arrangement.

**	Denotes filed or furnished herewith.

***
Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2013; (iii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2013; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2013; and (vi) Notes to Consolidated Financial Statements.