Form 10-Q
period 2014-03-31
LEGGETT & PLATT INC
filed 2014-05-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 29, 2014: 138,660,546

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	March 31, 2014	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$268.6	$272.7
Trade receivables, net	525.8	434.8
Other receivables, net	48.1	32.6
Total receivables, net	573.9	467.4
Inventories
Finished goods	271.8	270.5
Work in process	63.4	59.3
Raw materials and supplies	257.6	239.4
LIFO reserve	(73.3)	(73.3)
Total inventories, net	519.5	495.9
Other current assets	47.8	45.7
Total current assets	1,409.8	1,281.7
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,190.7	1,184.5
Buildings and other	597.7	612.2
Land	42.7	44.5
Total property, plant and equipment	1,831.1	1,841.2
Less accumulated depreciation	1,266.8	1,266.6
Net property, plant and equipment	564.3	574.6
OTHER ASSETS
Goodwill	926.6	926.8
Other intangibles, less accumulated amortization of $118.7 and $114.4 as of March 31, 2014 and December 31, 2013, respectively	199.1	203.4
Sundry	121.7	121.6
Total other assets	1,247.4	1,251.8
TOTAL ASSETS	$3,221.5	$3,108.1
CURRENT LIABILITIES
Current maturities of long-term debt	$181.4	$181.1
Accounts payable	350.2	339.3
Accrued expenses	223.9	229.7
Other current liabilities	78.5	79.4
Total current liabilities	834.0	829.5
LONG-TERM LIABILITIES
Long-term debt	811.0	688.4
Other long-term liabilities	130.6	127.7
Deferred income taxes	75.0	63.3
Total long-term liabilities	1,016.6	879.4
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	474.7	479.1
Retained earnings	2,146.8	2,136.4
Accumulated other comprehensive income	80.1	94.5
Treasury stock	(1,341.0)	(1,320.7)
Total Leggett & Platt, Inc. equity	1,362.6	1,391.3
Noncontrolling interest	8.3	7.9
Total equity	1,370.9	1,399.2
TOTAL LIABILITIES AND EQUITY	$3,221.5	$3,108.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
(Amounts in millions, except per share data)	2014	2013
Net sales	$919.1	$932.7
Cost of goods sold	739.1	743.8
Gross profit	180.0	188.9
Selling and administrative expenses	98.5	107.2
Amortization of intangibles	4.9	5.7
Other (income) expense, net	(5.9)	(3.4)
Earnings from continuing operations before interest and income taxes	82.5	79.4
Interest expense	10.4	12.8
Interest income	1.4	2.7
Earnings from continuing operations before income taxes	73.5	69.3
Income taxes	19.8	19.9
Earnings from continuing operations	53.7	49.4
Earnings from discontinued operations. net of tax	—	.1
Net earnings	53.7	49.5
(Earnings) attributable to noncontrolling interest, net of tax	(.6)	(.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$53.1	$49.1
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.37	$.34
Diluted	$.37	$.33
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.37	$.34
Diluted	$.37	$.33

Cash dividends declared per share	$.30	$.29

Average shares outstanding
Basic	142.4	145.9
Diluted	144.0	148.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Net earnings	$53.7	$49.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15.1)	(16.3)
Cash flow hedges	(.1)	.8
Defined benefit pension plans	.6	1.4
Other comprehensive (loss)	(14.6)	(14.1)
Comprehensive income	39.1	35.4
Less: comprehensive (income) attributable to noncontrolling interest	(.4)	(.4)
Comprehensive income attributable to Leggett & Platt, Inc.	$38.7	$35.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
OPERATING ACTIVITIES
Net earnings	$53.7	$49.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22.1	22.3
Amortization of intangibles and debt issuance costs	6.8	7.0
Provision for losses on accounts and notes receivable	1.1	1.6
Writedown of inventory	2.4	2.0
Asset impairment charges	.5	.2
Net gain from sales of assets and businesses	(4.1)	(3.2)
Deferred income tax expense	10.7	7.1
Stock-based compensation	10.5	11.5
Other, net	.3	(2.1)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(96.5)	(79.7)
Increase in inventories	(27.6)	(17.0)
(Increase) decrease in other current assets	(1.7)	2.4
Increase in accounts payable	18.0	33.5
Decrease in accrued expenses and other current liabilities	(15.9)	(11.1)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(19.7)	24.0
INVESTING ACTIVITIES
Additions to property, plant and equipment	(15.1)	(19.8)
Purchases of companies, net of cash acquired	(2.0)	(.1)
Proceeds from sales of assets and businesses	8.5	1.9
Other, net	(5.7)	(3.2)
NET CASH USED FOR INVESTING ACTIVITIES	(14.3)	(21.2)
FINANCING ACTIVITIES
Payments on long-term debt	(6.0)	(.8)
Change in commercial paper and short-term debt	126.4	99.0
Dividends paid	(42.0)	—
Issuances of common stock	4.3	28.4
Purchases of common stock	(50.0)	(41.6)
Excess tax benefits from stock-based compensation	1.3	5.0
Other, net	(.4)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	33.6	90.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.7)	(2.5)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4.1)	90.3
CASH AND CASH EQUIVALENTS—January 1,	272.7	359.1
CASH AND CASH EQUIVALENTS—March 31,	$268.6	$449.4
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
The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2013.
2. NEW ACCOUNTING GUIDANCE
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The standard is effective January 1, 2015, however early adoption is permitted for new disposals (or new classifications as held for sale). We do not believe that this standard will have a material impact on our future financial statements.
The FASB has also issued other accounting guidance effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.
3. INVENTORIES
About 55% of our inventories are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method.
We calculate our LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year. Any change in the annual LIFO estimate will be reflected in future quarters.
The following table contains the LIFO benefit (expense) included in earnings for each of the periods presented.

	Three Months Ended March 31,
	2014	2013
LIFO benefit (expense)	$—	$(2.6)

4. SEGMENT INFORMATION
We have four operating segments that supply a wide range of products:

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—retail store fixtures, and components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products, titanium and nickel tubing for the aerospace industry and welded steel tubing

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors
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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three months ended March 31, 2014
Residential Furnishings	$489.1	$9.7	$498.8	$51.3
Commercial Fixturing & Components	88.5	1.4	89.9	(2.0)
Industrial Materials	154.1	57.5	211.6	11.1
Specialized Products	187.4	10.9	198.3	25.0
Intersegment eliminations				(2.9)
Change in LIFO reserve				—
	$919.1	$79.5	$998.6	$82.5
Three months ended March 31, 2013
Residential Furnishings	$484.9	$1.9	$486.8	$42.3
Commercial Fixturing & Components	114.6	1.0	115.6	1.6
Industrial Materials	159.6	63.6	223.2	21.7
Specialized Products	173.6	12.7	186.3	15.7
Intersegment eliminations				(4.5)
Change in LIFO reserve				2.6
	$932.7	$79.2	$1,011.9	$79.4
 Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2014	December 31, 2013
Residential Furnishings	$571.7	$586.5
Commercial Fixturing & Components	123.6	144.9
Industrial Materials	254.5	248.0
Specialized Products	238.6	225.0
Average current liabilities included in segment numbers above	491.1	460.6
Unallocated assets (1)	1,483.0	1,492.4
Difference between average assets and period-end balance sheet	59.0	(49.3)
Total assets	$3,221.5	$3,108.1

(1)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

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

•
We closed a cotton-based erosion control products operation that was previously part of the Industrial Materials Segment. Charges of $1.9 were recorded in the second quarter of 2013 to reflect estimates of fair value less costs to sell, including $1.5 of fixed asset impairments.

The table below includes activity related to these operations:

	Three Months Ended March 31,
	2014	2013
External sales:
Industrial Materials:
Wire dishwasher racks	$—	$2.9
Cotton-based erosion control products	—	—
Specialized Products - the specialty trailers portion of the CVP Unit	—	.4
Total external sales	—	3.3

Earnings (loss):
Industrial Materials:
Wire dishwasher racks	—	.8
Cotton-based erosion control products	—	(.3)
Specialized Products - the specialty trailers portion of the CVP Unit	—	(.3)
Earnings before interest and income taxes	—	.2
Income tax expense	—	(.1)
Earnings from discontinued operations (net of tax)	$—	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2014	2013
Earnings:
Earnings from continuing operations	$53.7	$49.4
(Earnings) attributable to noncontrolling interest, net of tax	(.6)	(.4)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	53.1	49.0
Earnings (loss) from discontinued operations, net of tax	—	.1
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$53.1	$49.1

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	142.4	145.9
Dilutive effect of equity-based compensation	1.6	2.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	144.0	148.0

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.37	$.34
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.37	$.33

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2014		December 31, 2013
	Current	Long-term	Current	Long-term
Gross receivables:
Trade accounts receivable	$539.0	$—	$447.4	$—
Trade notes receivable	2.8	2.0	2.6	2.3
Total trade receivables	541.8	2.0	450.0	2.3
Other notes receivable:
Notes received as partial payment for divestitures	1.2	4.3	.5	5.4
Other	3.0	.9	3.0	1.6
Other receivables	43.9	—	29.1	—
Subtotal other receivables	48.1	5.2	32.6	7.0
Total accounts and other receivables	589.9	7.2	482.6	9.3
Allowance for doubtful accounts:
Trade accounts receivable	(15.2)	—	(14.6)	—
Trade notes receivable	(.8)	(1.2)	(.6)	(1.3)
Total trade receivables	(16.0)	(1.2)	(15.2)	(1.3)
Other notes receivable	—	(.4)	—	(1.1)
Total allowance for doubtful accounts	(16.0)	(1.6)	(15.2)	(2.4)
Total net receivables	$573.9	$5.6	$467.4	$6.9
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2013	2014 Charges	2014 Charge- offs, net of recoveries	Balance at March 31, 2014
Trade accounts receivable	$14.6	$1.0	$.4	$15.2
Trade notes receivable	1.9	.1	—	2.0
Total trade receivables	16.5	1.1	.4	17.2
Other notes receivable	1.1	—	.7	.4
Total allowance for doubtful accounts	$17.6	$1.1	$1.1	$17.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended March 31,		Three Months Ended March 31,
	2014		2013
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.2	$—	$.5	$—
Cash payments in lieu of options	—	.9	—	.8
Stock-based retirement plans contributions (2)	1.6	.5	2.3	.5
Discounts on various stock awards:
Deferred Stock Compensation Program(1)	.7	—	.7	—
Stock-based retirement plans (2)	.7	—	.5	—
Discount Stock Plan (6)	.3	—	.3	—
Performance Stock Unit awards (3)	1.5	1.2	1.6	4.3
Restricted Stock Unit awards (4)	.8	—	1.7	—
Profitable Growth Incentive awards (5)	.4	.4	.2	.2
Other, primarily non-employee directors restricted stock	.3	—	.5	—
Total stock-related compensation expense	6.5	$3.0	8.3	$5.8
Employee contributions for above stock plans	4.0		3.2
Total stock-based compensation	$10.5		$11.5
Recognized tax benefits on stock-based compensation expense	$2.5		$3.1

(1)	Stock Option Grants
We have granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

may be settled in cash at the discretion of the Company. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years.

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet.

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

(3) Performance Stock Unit Awards
We grant Performance Stock Unit (PSU) awards in the first quarter of each year to selected officers and other key managers. These awards contain the following conditions:

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
Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented

	Three Months Ended March 31,
	2014	2013
Total shares base award	.2	.2
Grant date per share fair value	$30.45	$27.60
Risk-free interest rate	.8%	.4%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	25.9%	29.1%
Expected dividend yield (over expected life)	3.9%	4.2%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Distribution Date
2010	December 31, 2012	46th percentile	91.0%	.3 million	January 2013
2011	December 31, 2013	55th percentile	64.2%	.2 million	January 2014

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

(5) Profitable Growth Incentive Awards

Starting in 2013, certain key management employees participated in a new Profitable Growth Incentive (PGI) program in lieu of the annual option grant. The PGI awards are issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2014 and 2013 base target PGI awards were each .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are adjusted to fair value at each reporting period.

(6) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

9. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2014 employer contributions are not significantly different than the $3.4 previously reported at December 31, 2013.

	Three Months Ended March 31,
	2014	2013
Components of net pension expense
Service cost	$.8	$.9
Interest cost	3.2	3.0
Expected return on plan assets	(3.9)	(3.8)
Recognized net actuarial loss	.8	1.5
Net pension expense	$.9	$1.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2014	$1,399.2	$2,136.4	$481.1	$(1,320.7)	$7.9	$94.5
Net earnings	53.7	53.7	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.6)	—	—	.6	—
Dividends declared	(41.5)	(42.7)	1.2	—	—	—
Treasury stock purchased	(46.4)	—	—	(46.4)	—	—
Treasury stock issued	9.1	—	(17.0)	26.1	—	—
Foreign currency translation adjustments	(15.1)	—	—	—	(.2)	(14.9)
Cash flow hedges, net of tax	(.1)	—	—	—	—	(.1)
Defined benefit pension plans, net of tax	.6	—	—	—	—	.6
Stock options and benefit plan transactions, net of tax	11.4	—	11.4	—	—	—
Ending balance, March 31, 2014	$1,370.9	$2,146.8	$476.7	$(1,341.0)	$8.3	$80.1

	Three Months Ended March 31, 2013
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2013	$1,442.2	$2,109.6	$460.6	$(1,206.7)	$7.7	$71.0
Net earnings	49.5	49.5	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.4)	—	—	.4	—
Dividends declared	(41.5)	(41.5)	—	—	—	—
Treasury stock purchased	(50.1)	—	—	(50.1)	—	—
Treasury stock issued	38.9	—	(13.0)	51.9	—	—
Foreign currency translation adjustments	(16.3)	—	—	—	—	(16.3)
Cash flow hedges, net of tax	.8	—	—	—	—	.8
Defined benefit pension plans, net of tax	1.4	—	—	—	—	1.4
Stock options and benefit plan transactions, net of tax	15.0	—	15.0	—	—	—
Ending balance, March 31, 2013	$1,439.9	$2,117.2	$462.6	$(1,204.9)	$8.1	$56.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2014	$158.3	$(23.5)	$(40.3)	$94.5
Other comprehensive income (loss) before reclassifications, pretax	(15.1)	(1.0)	.1	(16.0)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net Sales	—	.1	—	.1
Cost of goods sold; selling and administrative expenses	—	—	.8	.8
Interest expense	—	1.0	—	1.0
Subtotal of reclassifications, pretax	—	1.1	.8	1.9
Other comprehensive income (loss), pretax	(15.1)	.1	.9	(14.1)
Income tax effect	—	(.2)	(.3)	(.5)
Attributable to noncontrolling interest	.2	—	—	.2
Ending balance, March 31, 2014	$143.4	$(23.6)	$(39.7)	$80.1

Beginning balance, January 1, 2013	$163.5	$(25.5)	$(67.0)	$71.0
Other comprehensive income (loss) before reclassifications, pretax	(16.3)	—	.5	(15.8)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.2	1.5	1.7
Interest expense	—	1.0	—	1.0
Subtotal of reclassifications, pretax	—	1.2	1.5	2.7
Other comprehensive income (loss), pretax	(16.3)	1.2	2.0	(13.1)
Income tax effect	—	(.4)	(.6)	(1.0)
Ending balance, March 31, 2013	$147.2	$(24.7)	$(65.6)	$56.9
11. FAIR VALUE
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$118.9	$—	$118.9
Derivative assets (Note 12)	—	.9	—	.9
Diversified investments associated with the Executive Stock Unit Program (ESUP)* (Note 8)	15.6	—	—	15.6
Total assets	$15.6	$119.8	$—	$135.4
Liabilities:
Derivative liabilities (Note 12)	$—	$1.9	$—	$1.9
Liabilities associated with the ESUP* (Note 8)	15.6	—	—	15.6
Total liabilities	$15.6	$1.9	$—	$17.5

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.8	$—	$114.8
Derivative assets (Note 12)	—	.6	—	.6
Diversified investments associated with the ESUP* (Note 8)	13.4	—	—	13.4
Total assets	$13.4	$115.4	$—	$128.8
Liabilities:
Derivative liabilities (Note 12)	$—	$.9	$—	$.9
Liabilities associated with the ESUP* (Note 8)	13.3	—	—	13.3
Total liabilities	$13.3	$.9	$—	$14.2
* - Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $830 carrying value by $11 at March 31, 2014 and $3 less than its $830 carrying value at December 31, 2013. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies and evaluating long-term assets (including goodwill) for potential impairment. Determination of fair values of acquired assets and assumed liabilities requires significant judgment and are calculated utilizing a variety of methods and models that utilize significant Level 3 inputs.
Long lived assets, acquisitions and the second step of a goodwill impairment test utilize the following methodologies in determining fair value: (i) Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets is used to estimate replacement cost where available. (ii) The most common identified intangible assets are customer relationships and tradenames. Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast,  the amount of contributory asset charges, and a discount rate. Tradenames are valued  using a relief from royalty method, which is based upon  comparable market royalty rates for tradenames of similar value. (iii) Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as of

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the valuation date. (iv) Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.
  Goodwill
We perform an annual review for potential goodwill impairment in June of each year and as triggering events occur. The goodwill impairment review performed in June 2013 indicated no goodwill impairments. A triggering event occurred for our Commercial Vehicle Products unit in the fourth quarter of 2013 which resulted in a $63.0 goodwill impairment charge during the same quarter.
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
Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in 2013 are presented in the table below. The 10-25% category below includes information for one reporting unit (Store Fixtures). The fair value of this unit exceeded its book value by 18% at June 30, 2013.

Percentage of fair value in excess of carrying value	March 31, 2014 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$107.3			3.3%	3%			10.5%
25%+	819.3	1.5%	-	5.0%	3%	8.0%	-	10.0%
	$926.6	1.5%	-	5.0%	3%	8.0%	-	10.5%
Fixed Assets
We test long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The table below summarizes fixed asset impairment for the periods presented.

	Three Months Ended March 31,
	2014	2013
Total impairments	$.5	$.2
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2014
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian and Chinese subsidiaries	Dec 2015	$124.4	$—	$—	$1.7
Future MXP cost of goods sold of US subsidiary	Dec 2016	7.9	.1	.1	—
Future EUR sales of a Chinese subsidiary	Feb 2015	3.9	—	—	.1
Future JPY sales of Chinese subsidiaries	Dec 2014	4.1	—	—	.1
Total cash flow hedges			.1	.1	1.9
Fair value hedges:
USD inter-company note receivable on a CAD subsidiary	April 2014	7.0	.1	—	—
USD inter-company note receivable on a Swiss subsidiary	May 2014	14.5	.6	—	—
Total fair value hedges			.7	—	—
			$.8	$.1	$1.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2013
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian and Chinese subsidiary	Dec 2015	$133.9	$.1	$.8
Future JPY sales of Chinese subsidiary	Dec 2014	5.1	.1	—
Future EUR sales of Chinese subsidiary	Feb 2015	4.7	—	.1
Total cash flow hedges			.2	.9
Fair value hedges:
USD inter-company note receivable on a Switzerland subsidiary	Mar 2014	14.5	.4	—
			$.6	$.9
The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 10) as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31
		2014	2013
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$—	$.2
Interest rate cash flow hedges	Interest expense	1.0	1.0
Foreign currency cash flow hedges	Net sales	.3	(.2)
Foreign currency cash flow hedges	Other (income) expense, net	.1	—
Total cash flow hedges		1.4	1.0
Fair value hedges	Other (income) expense, net	(.5)	(1.1)
Total derivative instruments		$.9	$(.1)
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
A number of these lawsuits have been voluntarily dismissed, most without prejudice. Of the U.S. cases remaining, we have been named as a defendant in (a) three direct purchaser class action cases (the first on November 15, 2010) and a consolidated amended class action complaint filed on February 28, 2011 on behalf of a class of all direct purchasers of polyurethane foam products; (b) an indirect purchaser class consolidated amended complaint filed on March 21, 2011; and an indirect purchaser class action case filed on May 23, 2011; (c) 38 individual direct purchaser cases filed between March 22, 2011 and October 16, 2013; and (d) two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 and the other on April 11, 2013. All of the pending U.S. federal cases in which we have been named as a defendant, have been filed in or have been transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.

In the U.S. actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser and indirect purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is underway in the U.S. actions. Motions for class certification have been filed on behalf of both direct and indirect purchasers. A hearing on the motions

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

was held January 15, 2014. On April 9, 2014, the Court certified the direct and indirect purchaser classes. We filed a Petition for Permission to Appeal from Class Certification Order to the United States Court of Appeals for the Sixth
Circuit on April 23, 2014. The Court has held dates in October 2014 for the first trials, and will confer with the parties’ counsel in June to determine which will be the first tried case.
We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 13 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. The first issued class action is on behalf of a class of purchasers of polyurethane foam. The second issued class action is on behalf of purchasers of carpet underlay. We are not yet required to file our defenses in the Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case, which was granted.
On June 22, 2012, we were also made party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff seeks unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced and plaintiff has filed a motion for class certification. The parties' briefing is completed, and a hearing on the motion was held on February 20, 2014.
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
Brazilian Value-Added Tax Matters
On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $3.3, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil responded to the notice of violation on January 26, 2012 denying the violation. The Federal Revenue Office, on August 9, 2013, denied L&P Brazil’s defenses and upheld the assessment at the first administrative level. L&P Brazil was notified about this judgment on October 16, 2013, and has filed an appeal.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $5.8 under MPF Case No. 10855.725260/2012-36 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. The Brazilian Revenue Office, on June 13, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil appealed this decision on July 8, 2013. The Brazilian Revenue Office, on December 18, 2013, also issued an audit notice for years 2011 and 2012, which may result in additional assessments.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. Combined with prior assessments, L&P Brazil has received assessments totaling $1.8 on the same or similar denial of tax credit matters.
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking $2.5 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P Brazil responded to this special appeal on January 24, 2013. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $2.5. L&P Brazil now intends to oppose this assessment in the appropriate judicial district.
We were also informed on October 4, 2012 that the State of Sao Paulo issued a Tax Assessment dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of $2.1 for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On June 21, 2013, the State of Sao Paulo's attorneys converted the Tax Assessment No. 4.003.484 to a tax collection action against L&P Brazil in the amount of $2.8, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil filed its response, a Motion to Stay of Execution, on January 27, 2014 denying the allegations. L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of Sao Paulo dated April 1, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $1.3 for the tax years January 2011 through August 2012 regarding the same subject matter. L&P filed its response on April 30, 2014, denying the allegations.
On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of $.6, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation on January 17, 2013. On October 22, 2013, the first administrative level ruled against us but did reduce the tax to $.3 (plus interest and penalties). We appealed to the second administrative level on December 30, 2013, which affirmed the first administrative level ruling. The case will now proceed judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court.
On February 1, 2013, the Brazilian Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 of social contributions (social security and social assistance payments). L&P Brazil filed its response, a Motion to Stay of Execution, on July 11, 2013. L&P Brazil argued the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters).
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
The plaintiff requested royalties for post-verdict use of the machines, and requested pre-judgment interest in the amount of $.7. On July 3, 2013, the District Court ruled that the plaintiff was not entitled to additional ongoing royalties

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

for our continued use of the machines, but did award pre-judgment interest of $.5. On August 2, 2013, both parties filed a notice of appeal of this order to the Federal Circuit Court of Appeals, but plaintiff has since withdrawn its appeal.
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
On July 29, 2013, the plaintiff filed a second lawsuit in the United States District Court for the Central District of California, Case No. CV13-05463 alleging that we and Simmons Bedding Company have continued to infringe the three patents on an automatic stapling machine and the methods used to assemble box springs, and that the plaintiff is entitled to additional damages from January 24,2012 forward. Leggett and Simmons Bedding Company filed their Answers on November 20, 2013, and intend to vigorously defend the allegations. Trial is scheduled to begin on September 30, 2014.
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
Our Segments
Our continuing operations are comprised of 20 business units in four segments, with approximately 19,000 employees, and 130 production facilities located in 18 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated 50% of total sales during the first quarter of 2014.
Commercial Fixturing & Components: Operations in this segment manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture. This segment contributed 9% of total sales in the first quarter of 2014.
Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated 21% of our total sales during the first three months of 2014.
Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed 20% of our total sales in the first three months of 2014.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. So far, for the three-year measurement period that will end on December 31, 2014, we have generated TSR of 22% per year on average, which places us just above the midpoint of the S&P 500 companies.
Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 6% of our sales in 2013. Many are companies whose names are widely recognized; they include most manufacturers of furniture and bedding, a variety of other manufacturers, and many major retailers.

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
We continue to retain more production capacity than we currently utilize. Accordingly, unit sales can increase by approximately $400 million (based on current sales mix) without the need for large capital investment. We have meaningful operating leverage that should further benefit earnings as market demand improves. Until our spare capacity is fully utilized, each additional $100 million of sales from incremental unit volume is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.
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
Steel is our principal raw material. At various times in past years we have experienced extreme cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. In late 2013, steel costs increased. We are implementing price increases, and expect to recover these higher costs.
As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile during certain periods in recent years. In the first quarter of 2014, metal margins continued to be under pressure, but we expect improvement in the back half of this year as overall steel market conditions improve.
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
Premium non-innerspring mattresses (those that have either a foam or air core) experienced rapid growth in the U.S. bedding market through early 2012. These products represent a relatively small portion of the bedding market in units (approximately 10%-12%), but comprise a larger portion of the market in dollars (approximately 25%-30%) due to their higher average selling prices. In 2013, non-innerspring mattress sales declined and the proportion of the total bedding market that they represent also decreased. Most traditional bedding manufacturers (who are our customers) now offer mattresses that combine an innerspring core with top layers comprised of specialty foam and gel. These hybrid products, which allow our bedding customers to address a consumer preference for the feel of a specialty mattress and the characteristics of an innerspring, have been well received by consumers.
For the past five years, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In March, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the duties should be continued.  On April 23, 2014, the DOC published its final order continuing the duties through February 2019 (for China) and December 2018 (for South Africa and Vietnam).
In addition, because of the documented evasion of antidumping orders by shipping of goods through third countries and falsely identifying the countries of origin, Leggett, along with several U.S. manufacturers in various industries have formed a coalition and are working with members of Congress, the DOC, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.
Restructuring
There were no significant restructuring-related costs incurred in either the first three months of 2014 or 2013.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Earnings per share (EPS) for the first quarter of 2014 were $.37 per diluted share, an increase of 12% compared to $.33 during the first quarter of 2013. This increase reflects an improved mix of sales among business units and a modest gain on the sale of a building. These factors were partially offset by the earnings impact of lower same location sales.
First quarter sales were $919 million, a 1% (or $14 million) decrease versus the prior year. Same location sales declined 3% during the quarter, due to lower volume in Store Fixtures and Commercial Vehicle Products, and weather-related demand weakness in several other businesses in the first two months of the year. These declines were partially offset by continued growth in Automotive, Residential Furniture, and International Spring. Acquisitions improved sales by 2%.
Consistent with market and public company commentary over the past few months, virtually all of our U.S.-based businesses were negatively impacted in the first quarter by extreme winter weather. These impacts included softer than expected market demand, production and transportation inefficiencies, and higher energy costs. Weather-related issues subsided in the latter part of the quarter and sales momentum improved notably. Following a very soft January and February, March same location sales were up 6%.
EBIT margin improved 50 basis points versus first quarter last year, from 8.5% to 9.0%. Excluding the building gain, EBIT margin remained at the level achieved in the first quarter 2013, despite lower sales.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 55% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2014, we estimate no LIFO benefit or expense. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated.

The following table contains the LIFO benefit (expense) included in earnings for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
LIFO benefit (expense)	$—	$(2.6)

Interest Expense and Income Taxes
First quarter 2014 interest expense was lower than in the first quarter of 2013 as a result of the payment of $200 million of notes that matured on April 1, 2013.
The reported first quarter consolidated worldwide effective tax rate on continuing operations was 27%, compared to 29% for the same quarter last year.  Both the 2013 and 2014 effective tax rates benefited from a few small favorable discrete items in each quarter. We anticipate that the effective tax rate on continuing operations for the remainder of 2014 will approximate 30%, but that is contingent upon factors such as our overall profitability, the mix of earnings among taxing jurisdictions, the type of income earned, the effect of tax law changes and prudent tax planning strategies, and the impact of tax audits and other discrete items.
Discussion of Segment Results
First Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables. Reported amounts for 2013 have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations. For further information about discontinued operations, see Note 5 on page 8 of the Notes to Consolidated Condensed Financial Statements.

(Dollar amounts in millions)	Three Months ended March 31, 2014 Net Sales	Three Months ended March 31, 2013 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$498.8	$486.8	$12.0	2.5%	2.4%
Commercial Fixturing & Components	89.9	115.6	(25.7)	(22.2)	(22.3)
Industrial Materials	211.6	223.2	(11.6)	(5.2)	(11.9)
Specialized Products	198.3	186.3	12.0	6.4	6.1
Total	998.6	1,011.9	(13.3)	(1.3)
Intersegment sales	(79.5)	(79.2)	(.3)
External sales	$919.1	$932.7	$(13.6)	(1.5)%	(3.2)%

	Three Months ended March 31, 2014 EBIT	Three Months ended March 31, 2013 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Residential Furnishings	$51.3	$42.3	$9.0	21.3%	10.3%	8.7%
Commercial Fixturing & Components	(2.0)	1.6	(3.6)	(225.0)	(2.2)	1.4
Industrial Materials	11.1	21.7	(10.6)	(48.8)	5.2	9.7
Specialized Products	25.0	15.7	9.3	59.2	12.6	8.4
Intersegment eliminations & other	(2.9)	(4.5)	1.6
Change in LIFO reserve	—	2.6	(2.6)
Total	$82.5	$79.4	$3.1	3.9%	9.0%	8.5%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Same location sales in the segment increased 2% in the first quarter. Volume trends were mixed across the segment.
In our U.S. Spring business, sales decreased 4%. Innerspring unit volumes were down 6%, however growth in the Comfort Core innerspring category continued, with those higher-priced and higher-margined units up 19% during the quarter. Boxspring volume decreased 1%. In International Spring, sales grew 10%, primarily from market share gains and increased Comfort Core sales in Europe. In Furniture Components, sales increased 6% in the first quarter. Volume in our seating and sofa sleeper business grew 6% and motion hardware unit volume was up 5%. Adjustable Bed units were up slightly in the quarter. New adjustable bed programs have begun to ramp up and this should drive volume growth in the back half of the year.
Extreme weather negatively impacted most of our U.S.-based Residential Furnishings businesses early in the quarter, but especially our bedding-related operations and Carpet Underlay. Volume improved across the segment late in the quarter.
Segment EBIT and EBIT margin for the quarter increased versus first quarter of 2013, primarily from higher sales and cost improvements. A $4 million gain from a building sale in the current quarter was largely offset by the non-recurrence of a $3 million hurricane-related insurance gain last year.
Commercial Fixturing & Components
Same location sales in the segment decreased 22% in the first quarter. Store Fixtures sales declined significantly due to the non-recurrence, as expected, of certain major retailer programs which occurred in early 2013. Volume in Office Furniture Components grew 4% during the quarter from a combination of new programs and improved market demand.

Segment EBIT and EBIT margin decreased versus the first quarter of 2013 primarily due to lower sales.

We are disappointed with current year demand levels in Store Fixtures. In the second quarter, the group's sales are forecasted to be approximately $25 million lower than they were in the second quarter of 2013 due to the non-recurrence of certain major retailer programs. In the past year, we have refocused our sales efforts in an attempt to decrease customer concentration and seasonality in this business. While we believe we are making progress with new customers, many expected new programs have been slow to start. In response, we are reducing costs at each operation to offset some of the earnings impact from very soft sales.
Industrial Materials
First quarter same location sales in the segment decreased 12%, primarily from lower unit volumes in wire and rod.

EBIT and EBIT margin for the segment decreased during the quarter. In many of the segment's operations, but especially in wire and rod, sales volume, production efficiency, transportation, and energy costs were negatively impacted by extreme weather. In addition, metal margins continued to be under pressure in the first quarter as market conditions did not allow us to fully recover higher scrap costs.

Our domestic aerospace business (which resides in this segment) continues to perform well, and earnings should further benefit in 2014 as we fully integrate our European acquisitions.
Specialized Products
Same location sales for the segment grew 6% in the first quarter. Automotive sales increased 17%, from a combination of expanded content, participation in new vehicle platforms, and demand strength in each of the major markets. Same location sales also increased 3% in Machinery. In Commercial Vehicle Products, sales declined significantly versus a strong first quarter of 2013.

The segment’s EBIT and EBIT margins increased during the quarter, primarily from higher sales and the non-recurrence of a litigation accrual from the first quarter of last year.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. During the second quarter of 2013, we exited three small operations. Discontinued operations earnings were essentially flat in the first quarters of 2014 and 2013. For further information about discontinued operations, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For 2014, we expect cash flow from operations to exceed $350 million.

Increases in working capital from very low year-end 2013 levels led to negative operating cash of $20 million for the first quarter of 2014. This compares with positive operating cash of $24 million in the first quarter of 2013. Working capital typically increases in the first quarter and operating cash is normally at the lowest quarterly level of the year due to the seasonal pattern of our businesses. This year, there was a larger than usual increase in working capital, due to a number of factors:
• Days Sales Outstanding (DSO): Accounts receivable were impacted by the timing of sales in the quarter and growth in businesses and geographies that typically have longer payment terms. Sales improved as the first quarter progressed, contributing to increased receivables toward the end of the quarter and higher DSO of 51 days, versus 48 days in the same quarter last year. In the first quarter of 2014, we incurred $1.1 million of bad debt expense as compared to $1.6 million in first quarter 2013.
•Days Inventory Outstanding (DIO): Inventory also increased in the first quarter, primarily from specific opportunistic raw material purchases, ramp up of new product lines, and weather-related transportation delays. We ended the first quarter with DIO of 63 days, up from 61 days in the first quarter 2013. Expense associated with slow moving and obsolete inventories in the first quarter of 2014 was $2.4 million, as compared to $2.0 million in the first quarter of 2013.
•Days Payable Outstanding (DPO): We continue to gradually optimize accounts payable levels, but the rate of incremental improvement has slowed. We ended first quarter with DPO of 43 days, up from 39 days in the first quarter of last year.
We continue to closely monitor our working capital levels, and ended the quarter with adjusted working capital at 13.3% of annualized sales, well below our 15% target. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement.

(Amounts in millions)	March 31, 2014	December 31, 2013
Current assets	$1,410	$1,282
Current liabilities	(834)	(829)
Working capital	576	453
Cash and cash equivalents	(269)	(273)
Current debt maturities	181	181
Adjusted working capital	$488	$361
Annualized sales (1)	$3,676	$3,588
Adjusted working capital as a percent of annualized sales	13.3%	10.1%

(1)
Annualized sales equal 1st quarter sales ($919 million) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Working Capital Trends
The following chart presents key working capital trends for the last five quarters:

70
65
60
55
50
45
40
35
30
25
Number of Days
61
61
59
62
63
48
48
52
45
51
39
41
39
43
43
Mar 13
Jun 13
Sep 13
Dec 13
Mar 14
Quarter Ended
Inventory, net - DIO
Accounts Receivable - DSO
Accounts Payable - DPO

(Dollar amounts in millions)	Mar-13	Jun-13	Sep-13	Dec-13	Mar-14
Trade Receivables, net	$495.7	$504.4	$536.3	$434.8	$525.8
Inventory, net	$502.5	$510.4	$488.9	$495.9	$519.5
Accounts Payable	$320.0	$338.3	$326.2	$339.3	$350.2

(1)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). We expect capital expenditures of approximately $100 million in 2014. We continue to make investments for maintenance, efficiency improvement, and growth in businesses and product lines where sales are strong. With current capacity utilization rates still relatively low, our need to invest in additional productive capacity is limited. As volumes improve, we expect capital expenditure levels to increase, but longer-term they will likely remain at or below total depreciation and amortization. Our incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis heightens the focus on asset utilization and helps insure that we are investing additional capital dollars where attractive return potential exists.
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

Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2014 should approximate $170 million.
Maintaining and increasing the dividend remains a high priority. In February, we declared a $.30 per share first quarter dividend, 3.4% higher than last year's first quarter dividend. 2014 marks our 43rd consecutive annual dividend increase, at an average compound annual growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been higher in recent years, but as earnings grow, we expect to move into that target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2014, we repurchased 1.5 million shares of our stock (at an average price of $30.25 per share) and issued 1.0 million shares. The number of shares outstanding decreased .5 million during the quarter, to 138.9 million. For the full year, we currently expect to purchase between 3 and 6 million shares and to issue approximately 2 million shares via employee benefit plans.
Consistent with our stated priorities, we expect to use remaining cash (after funding capital expenditures, dividends, and acquisitions) to prudently buy back our stock, subject to the outlook for the economy, our level of cash generation, and other potential opportunities to strategically grow the company. We have been authorized by the Board of Directors to repurchase up to 10 million shares each year. No specific repurchase commitment or timetable has been established.
Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2014	December 31, 2013
Long-term debt outstanding:
Scheduled maturities	$668	$673
Average interest rates*	4.7%	4.6%
Average maturities in years*	4.5	4.7
Revolving credit/commercial paper	143	16
Total long-term debt	811	689
Deferred income taxes and other liabilities	206	191
Shareholders’ equity and noncontrolling interest	1,371	1,399
Total capitalization	$2,388	$2,279
Unused committed credit:
Long-term	$457	$584
Short-term	—	—
Total unused committed credit	$457	$584
Current maturities of long-term debt	$181	$181
Cash and cash equivalents	$269	$273
Ratio of earnings to fixed charges**	5.9 x	5.0 x

*	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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

(Amounts in millions)	March 31, 2014	December 31, 2013
Debt to total capitalization:
Long-term debt	$811	$689
Current debt maturities	181	181
Cash and cash equivalents	(269)	(273)
Net debt	$723	$597
Total Capitalization	$2,388	$2,279
Current debt maturities	181	181
Cash and cash equivalents	(269)	(273)
Net capitalization	$2,300	$2,187
Long-term debt to total capitalization	34.0%	30.2%
Net debt to net capitalization	31.4%	27.3%

Total debt (which includes long-term debt and current debt maturities) increased $122 million from year-end 2013 levels from a $127 million increase in commercial paper borrowing, partially offset by the payoff of $5 million in industrial revenue bonds.
Short Term Borrowings
We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 13 lenders. This agreement expires in August 2017. The credit agreement allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2014	December 31, 2013
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(143)	(16)
Letters of credit issued under the credit agreement	—	—
Total program usage	(143)	(16)
Total program available	$457	$584
The average and maximum amount of commercial paper outstanding during the first quarter of 2014 was $120 million and $179 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $69 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.
In November 2014, we have $180 million of 4.65% notes that mature. With operating cash flows, our commercial paper program, and our ability to issue debt in the capital markets, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.
Accessibility of Cash
At March 31, 2014 we had cash and cash equivalents of $269 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, due to capital requirements in various jurisdictions, approximately $41 million of this cash is currently inaccessible for repatriation. Additionally, if we had to bring all the foreign cash back immediately in the form of dividends, we would incur incremental tax expense of up to $65 million. In 2013 and 2012, we brought back $119 million and $50 million (respectively) of cash, in each case at little to no added tax cost.
NEW ACCOUNTING STANDARDS
In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The standard is effective January 1, 2015, however early adoption is permitted for new disposals (or new classifications as held for sale). We do not believe that this standard will have a material impact on our future financial statements.
The FASB has also issued other accounting guidance effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $830 million carrying value by $11 million at March 31, 2014 and was less than its $830 million carrying value by $3 million at December 31, 2013. The fair value of fixed rate debt at March 31, 2014 and December 31, 2013 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.

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
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $960 million at March 31, 2014, compared to $958 million at December 31, 2013.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 26, 2014 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of March 31, 2014 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2014, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 13 beginning on page 19 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
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
On July 23, 2013, the EPA issued a Finding of Violation alleging that Sterling violated the opacity limitations of its air permit and Federal and state regulations. A conference to discuss the Finding of Violation occurred in the third quarter of 2013.
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
Sunset Review Regarding Extension of Antidumping Duties on Innerspring Imports
For the past five years, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  The orders remained in effect while the U.S. Department of Commerce (DOC) and the International Trade Commission (ITC) each conducted separate reviews (one for each country) to determine whether to extend the duties through February 2019 (for China) and December 2018 (for South Africa and Vietnam). The DOC reviews (Case Nos. A-570-928; A-791-821; and A-552-803) and ITC reviews (Investigation Nos. 731-TA-1140; 731-TA-1141; and 731-TA-1142) were self-initiated on November 1, 2013. We filed three Statements of Intent to Participate in the DOC reviews on December 2, 2013 (one for each country). We also filed a Statement of Willingness to Participate in the ITC reviews on December 2, 2013 (one collective filing).

In March, the DOC determined that the revocation of the duties would likely lead to the continuation or recurrence of dumping of innersprings, and the ITC determined that the U.S. innerspring industry would be materially injured by revocation of the duties.  On April 23, 2014, the DOC published its final order continuing the duties through February 2019 (for China) and December 2018 (for South Africa and Vietnam).

ITEM 1A. RISK FACTORS
Our 2013 Annual Report on Form 10-K filed February 26, 2014 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In the later half of 2013, metal margins within our rod production operation were compressed due to downward pressure on steel rod prices from Chinese imports. In the first quarter of 2014, metal margins continued to be under pressure. Also, if scrap costs rise more rapidly than the price of steel rod, the metal margins will be compressed. In either instance, compressed metal margins could negatively impact our result of operations.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired.

(Dollar amounts in millions)	March 31, 2014 Book Value	% of Total Assets
Goodwill	$926.6
Other intangibles	199.1
Total goodwill and other intangibles	$1,125.7	35%
Net property, plant and equipment	$564.3
Other long-lived assets	121.7
Total net property, plant and equipment and other long- lived assets	$686.0	21%
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
The annual goodwill impairment review performed in June 2013 indicated no goodwill impairments, but fair market value for one of our ten reporting units (Store Fixtures) exceeded book value by approximately 18%. The fair market values of all other reporting units exceed book value by more than 40%. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset calculations, we could incur impairment charges, which could negatively impact our earnings.
The goodwill associated with the Store Fixtures reporting unit was approximately $107 million at March 31, 2014. The unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Although 2012 performance was better than expected, 2013 fell short of expectations. We are disappointed with current year demand levels in Store Fixtures.  In the second quarter, the group's sales are forecasted to be approximately $25 million lower than they were in the second quarter of 2013 due to the non-recurrence of certain major retailer programs. In the past year, we have refocused our sales efforts in an attempt to decrease customer concentration and seasonality in this business. While we believe we are making progress with new customers, many expected new programs have been slow to start.  The predictability of future results is less certain than that of our other reporting units due to the project nature of this business. If we are not able to achieve projected performance levels in Store Fixtures, future impairments could be possible, which would negatively impact our earnings.

Reporting units’ fair values in relation to their respective carrying values and significant assumptions used in 2013 are presented in the table below.

Percentage of fair value in excess of carrying value	March 31, 2014 goodwill value	Sales 10-year compound annual growth rate range			Terminal values long- term growth rate	Discount rate ranges
10-25%	$107.3			3.3%	3%			10.5%
25%+	819.3	1.5%	-	5.0%	3%	8.0%	-	10.0%
	$926.6	1.5%	-	5.0%	3%	8.0%	-	10.5%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month during the first quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2014	378,829	$29.73	365,574	9,634,426
February 2014	912,631	$30.37	908,124	8,726,302
March 2014	14,449	$32.23	—	8,726,302
Total	1,305,909	$30.21	1,273,698

(1)
This number includes 32,211 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions during the quarter.

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

Exhibit 3.2.1	-	Bylaws of the Company, as amended through February 26, 2014, filed March 3, 2014 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.1	-	Form of Profitable Growth Incentive Award Agreement and Terms and Conditions, filed March 3, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2	-	2014-2015 Award Formula under the Profitable Growth Incentive Program, filed March 3, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	-	The Company's 2014 Key Officers Incentive Plan, effective January 1, 2014, filed March 25, 2014 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.4	-
2014 Award Formula under the Company's 2014 Key Officers Incentive Plan, effective January 1, 2014, filed March 31, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.5	-	Summary Sheet for Executive Cash Compensation, filed March 31, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 7, 2014	By:	/s/ DAVID S. HAFFNER
David S. Haffner Board Chair and Chief Executive Officer

DATE: May 7, 2014	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

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

Exhibit 3.2.1		Bylaws of the Company, as amended through February 26, 2014, filed March 3, 2014 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.1		Form of Profitable Growth Incentive Award Agreement and Terms and Conditions, filed March 3, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2		2014-2015 Award Formula under the Profitable Growth Incentive Program, filed March 3, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3		The Company's 2014 Key Officers Incentive Plan, effective January 1, 2014, filed March 25, 2014 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.4
2014 Award Formula under the Company's 2014 Key Officers Incentive Plan, effective January 1, 2014, filed March 31, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.5	-	Summary Sheet for Executive Cash Compensation, filed March 31, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*		Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*		Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 31.2*		Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 32.1*		Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 32.2*		Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

Exhibit 101.INS**		XBRL Instance Document.

Exhibit 101.SCH**		XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**		XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (v) Notes to Consolidated Condensed Financial Statements.