Form 10-Q
period 2014-06-30
LEGGETT & PLATT INC
filed 2014-08-05
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 23, 2014: 137,260,265

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2014	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$304.2	$272.7
Trade receivables, net	553.5	434.8
Other receivables, net	49.9	32.6
Total receivables, net	603.4	467.4
Inventories
Finished goods	278.9	270.5
Work in process	58.1	59.3
Raw materials and supplies	263.4	239.4
LIFO reserve	(73.3)	(73.3)
Total inventories, net	527.1	495.9
Other current assets	54.8	45.7
Total current assets	1,489.5	1,281.7
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,220.6	1,184.5
Buildings and other	605.8	612.2
Land	43.8	44.5
Total property, plant and equipment	1,870.2	1,841.2
Less accumulated depreciation	1,287.6	1,266.6
Net property, plant and equipment	582.6	574.6
OTHER ASSETS
Goodwill	842.1	926.8
Other intangibles, less accumulated amortization of $124.1 and $114.4 as of June 30, 2014 and December 31, 2013, respectively	203.5	203.4
Sundry	125.7	121.6
Total other assets	1,171.3	1,251.8
TOTAL ASSETS	$3,243.4	$3,108.1
CURRENT LIABILITIES
Current maturities of long-term debt	$181.3	$181.1
Accounts payable	376.7	339.3
Accrued expenses	223.2	229.7
Other current liabilities	83.6	79.4
Total current liabilities	864.8	829.5
LONG-TERM LIABILITIES
Long-term debt	926.0	688.4
Other long-term liabilities	133.6	127.7
Deferred income taxes	56.6	63.3
Total long-term liabilities	1,116.2	879.4
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	484.3	479.1
Retained earnings	2,080.5	2,136.4
Accumulated other comprehensive income	92.9	94.5
Treasury stock	(1,406.4)	(1,320.7)
Total Leggett & Platt, Inc. equity	1,253.3	1,391.3
Noncontrolling interest	9.1	7.9
Total equity	1,262.4	1,399.2
TOTAL LIABILITIES AND EQUITY	$3,243.4	$3,108.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2014	2013	2014	2013
Net sales	$1,920.7	$1,891.5	$1,001.6	$958.8
Cost of goods sold	1,535.5	1,503.5	796.4	759.7
Gross profit	385.2	388.0	205.2	199.1
Selling and administrative expenses	198.3	206.0	99.8	98.8
Amortization of intangibles	9.9	11.1	5.0	5.4
Impairment of goodwill	108.0	—	108.0	—
Other (income) expense, net	(6.6)	(7.0)	(.7)	(3.6)
Earnings (loss) from continuing operations before interest and income taxes	75.6	177.9	(6.9)	98.5
Interest expense	20.8	23.7	10.4	10.9
Interest income	2.8	4.5	1.4	1.8
Earnings (loss) from continuing operations before income taxes	57.6	158.7	(15.9)	89.4
Income taxes	27.0	44.2	7.2	24.3
Earnings (loss) from continuing operations	30.6	114.5	(23.1)	65.1
Earnings from discontinued operations. net of tax	—	6.9	—	6.8
Net earnings (loss)	30.6	121.4	(23.1)	71.9
(Earnings) attributable to noncontrolling interest, net of tax	(1.4)	(1.0)	(.8)	(.6)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$29.2	$120.4	$(23.9)	$71.3
Earnings (loss) per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.21	$.78	$(.17)	$.44
Diluted	$.20	$.77	$(.17)	$.44
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.05	$—	$.05
Diluted	$—	$.05	$—	$.05
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.21	$.83	$(.17)	$.49
Diluted	$.20	$.81	$(.17)	$.48

Cash dividends declared per share	$.60	$.58	$.30	$.29

Average shares outstanding
Basic	141.9	145.9	141.4	145.8
Diluted	143.6	148.0	141.4	148.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2014	2013	2014	2013
Net earnings (loss)	$30.6	$121.4	$(23.1)	$71.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4.3)	(27.5)	10.8	(11.2)
Cash flow hedges	1.8	.9	1.9	.1
Defined benefit pension plans	.7	2.5	.1	1.1
Other comprehensive (loss) income	(1.8)	(24.1)	12.8	(10.0)
Comprehensive income (loss)	28.8	97.3	(10.3)	61.9
Less: comprehensive (income) attributable to noncontrolling interest	(1.2)	(1.1)	(.8)	(.7)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$27.6	$96.2	$(11.1)	$61.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2014	2013
OPERATING ACTIVITIES
Net earnings	$30.6	$121.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	44.7	45.0
Amortization of intangibles and debt issuance costs	13.7	14.1
Provision for losses on accounts and notes receivable	1.8	3.2
Writedown of inventories	4.5	11.4
Goodwill impairment	108.0	—
Long-lived asset impairments	1.0	2.3
Net gain from sales of assets and businesses	(4.7)	(7.7)
Deferred income tax (benefit) expense	(6.1)	10.5
Stock-based compensation	20.2	20.2
Other, net	(4.0)	(.3)
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(136.9)	(112.3)
Increase in inventories	(25.2)	(34.6)
Increase in other current assets	(4.5)	(1.4)
Increase in accounts payable	41.8	53.5
Decrease in accrued expenses and other current liabilities	(1.5)	(2.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	83.4	123.2
INVESTING ACTIVITIES
Additions to property, plant and equipment	(38.4)	(41.9)
Purchases of companies, net of cash acquired	(51.2)	(10.1)
Proceeds from sales of assets and businesses	9.8	14.4
Other, net	(14.6)	(4.4)
NET CASH USED FOR INVESTING ACTIVITIES	(94.4)	(42.0)
FINANCING ACTIVITIES
Payments on long-term debt	(6.7)	(202.1)
Change in commercial paper and short-term debt	244.4	128.8
Dividends paid	(83.7)	(41.4)
Issuances of common stock	8.8	32.5
Purchases of common stock	(118.1)	(82.2)
Excess tax benefits from stock-based compensation	2.0	5.9
Other, net	(.4)	—
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	46.3	(158.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.8)	(1.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31.5	(78.8)
CASH AND CASH EQUIVALENTS—January 1,	272.7	359.1
CASH AND CASH EQUIVALENTS—June 30,	$304.2	$280.3
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
2. NEW ACCOUNTING GUIDANCE
In April 2014, the Financial Accounting Standards Board (FASB) issued updated guidance, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance will be effective January 1, 2015 (however early adoption is permitted), and changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We do not believe it will have a material impact on our future financial statements.
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers, which supersedes much of the existing authoritative literature for revenue recognition. This guidance will be effective January 1, 2017. While we are currently evaluating the newly issued guidance, we do not anticipate that it will have a material impact on our future financial statements.
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
The following table contains the LIFO benefit (expense) included in earnings for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
LIFO benefit (expense)	$—	$4.8	$—	$2.2

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
Our reportable segments are the same as our operating segments, which correspond with our management organizational structure. Each reportable segment has a senior operating vice-president that reports to the chief operating officer. The chief operating officer in turn reports directly to the chief operating decision maker. The operating results and financial information reported through the segment structure are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate overall resources and determine management incentive compensation.

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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended June 30, 2014
Residential Furnishings	$525.9	$10.1	$536.0	$53.7
Commercial Fixturing & Components	94.9	1.5	96.4	(106.9)
Industrial Materials	165.5	56.7	222.2	14.3
Specialized Products	215.3	15.5	230.8	35.4
Intersegment eliminations				(3.4)
Change in LIFO reserve				—
	$1,001.6	$83.8	$1,085.4	$(6.9)
Three Months Ended June 30, 2013
Residential Furnishings	$484.8	$4.0	$488.8	$42.4
Commercial Fixturing & Components	126.2	1.2	127.4	7.9
Industrial Materials	155.8	60.9	216.7	21.9
Specialized Products	192.0	16.4	208.4	28.4
Intersegment eliminations				(4.3)
Change in LIFO reserve				2.2
	$958.8	$82.5	$1,041.3	$98.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months Ended June 30, 2014
Residential Furnishings	$1,015.0	$19.8	$1,034.8	$105.0
Commercial Fixturing & Components	183.4	2.9	186.3	(108.9)
Industrial Materials	319.6	114.2	433.8	25.4
Specialized Products	402.7	26.4	429.1	60.4
Intersegment eliminations				(6.3)
Change in LIFO reserve				—
	$1,920.7	$163.3	$2,084.0	$75.6
Six Months Ended June 30, 2013
Residential Furnishings	$969.7	$5.9	$975.6	$84.7
Commercial Fixturing & Components	240.8	2.2	243.0	9.5
Industrial Materials	315.4	124.5	439.9	43.6
Specialized Products	365.6	29.1	394.7	44.1
Intersegment eliminations				(8.8)
Change in LIFO reserve				4.8
	$1,891.5	$161.7	$2,053.2	$177.9
Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	June 30, 2014	December 31, 2013
Residential Furnishings	$583.6	$586.5
Commercial Fixturing & Components	124.2	144.9
Industrial Materials	259.4	248.0
Specialized Products	243.3	225.0
Average current liabilities included in segment numbers above	504.3	460.6
Unallocated assets (1)	1,466.1	1,492.4
Difference between average assets and period-end balance sheet	62.5	(49.3)
Total assets	$3,243.4	$3,108.1

(1)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

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

•
We closed a cotton-based erosion control products operation that was previously part of the Industrial Materials Segment. Charges of $1.9 were recorded in the second quarter of 2013 to reflect estimates of fair value less costs to sell, including $1.5 of fixed asset impairments as discussed Note 6.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The table below includes activity related to these operations:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
External sales:
Industrial Materials:
Wire dishwasher racks	$—	$4.1	$—	$1.2
Cotton-based erosion control products	—	—	—	—
Specialized Products - the specialty trailers portion of the CVP Unit	—	.5	—	.1
Total external sales	—	4.6	—	1.3

Earnings (loss):
Industrial Materials:
Wire dishwasher racks	—	1.0	—	.2
Cotton-based erosion control products	—	(2.6)	—	(2.3)
Specialized Products - the specialty trailers portion of the CVP Unit	—	(.7)	—	(.4)
Earnings (loss) before interest and income taxes	—	(2.3)	—	(2.5)
Income tax benefit (1)	—	9.2	—	9.3
Earnings from discontinued operations (net of tax)	$—	$6.9	$—	$6.8

(1) The 2013 tax benefit is primarily related to a worthless stock deduction associated with the subsidiary that produced wire dishwasher racks.

6. IMPAIRMENT CHARGES

Pre-tax impact of impairment charges is summarized in the following table.

Goodwill impairments associated with continuing operations are reported on the Statements of Operations in “Impairment of goodwill” and other asset impairments are reported in "Other (income) expense, net." Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	Six Months Ended June 30,			Three Months Ended June 30,
	2014		2013	2014		2013
	Goodwill Impairment	Other Long-Lived Asset Impairments	Other Long-Lived Asset Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Other Long-Lived Asset Impairments
Continuing operations:
Residential Furnishings	$—	$1.0	$.8	$—	$.6	$.6
Commercial Fixturing & Components - Store Fixtures	108.0	—	—	108.0	—	—
Total continuing operations	108.0	1.0	.8	108.0	.6	.6
Discontinued operations:
Industrial Materials - Cotton-based erosion control products	—	—	1.5	—	—	1.5
Total discontinued operations	—	—	1.5	—	—	1.5
Total impairment charges	$108.0	$1.0	$2.3	$108.0	$.6	$2.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-Lived Assets

We test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair vale less selling costs.

Goodwill

Goodwill is required to be tested for impairment at least once a year and as triggering events may occur. We perform our annual goodwill impairment review in the second quarter of each year.

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

Goodwill Impairment Reviews

We performed our annual goodwill impairment review in June 2014, and on July 14, 2014, concluded that a goodwill impairment charge was required for one reporting unit, Store Fixtures which is part of the Commercial Fixturing and Components segment.

The Store Fixtures reporting unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Because of the seasonal nature of the fixture & display industry (where revenue and profitability are typically expected to increase in the second and third quarters assuming the normal historical pattern of heavy shipments during these months) we reasonably anticipated being awarded significant customer orders in the second quarter of 2014. However, as the second quarter progressed, anticipated orders did not materialize and the Store Fixtures business deteriorated, with declines most pronounced in May and June. Taking these recent developments into account, we lowered our projection of future margins and growth rates (from 4.8% in prior year's review to .5% in the current year for 10-year compound annual growth rate for EBIT plus depreciation and amortization) and increased the discount rate from 10.5% to 12%, causing fair value to fall below carrying value. The lower expectations of future revenue and profitability are due to reduced overall market demand for the shelving, counters, showcases and garment racks as many retailers are reducing their investments in traditional store space and focusing more on e-commerce initiatives.

We have engaged an investment banker and are exploring strategic alternatives regarding the Store Fixtures reporting unit, including the possibility of divestiture of this business. However, not all of the held for sale criteria for Store Fixtures have been met. As a result, we determined a triggering event had occurred to test other long-lived assets which were evaluated for impairment under the held for use model. No long-lived asset impairments (excluding goodwill) were indicated during this review.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Because the fair value of the Store Fixtures reporting unit had fallen below recorded book values, we performed the second step of the test which requires a fair value assessment of all assets and liabilities of the reporting unit to calculate an implied goodwill amount. This resulted in a $108.0 goodwill impairment charge that was recorded in the second quarter of 2014. This charge reflects the complete impairment of all goodwill associated with the Store Fixtures reporting unit.

The fair values of reporting units in relation to their respective carrying values and significant assumptions used in the June 2014 review are presented in the table below. The information below excludes Store Fixtures, as this unit had no goodwill remaining after the second quarter 2014 impairment.

Percentage of Fair Value in Excess of Carrying Value	June 30, 2014 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—
25% - 49%	203.6	2.0% - 5.5%	3.0%	9.5% - 10.0%
50% - 74%	399.3	.5% - 3.8%	3.0%	9.0% - 12.0%
75%+	239.2	3.7% - 8.2%	3.0%	9.0% - 9.5%
	$842.1	.5% - 8.2%	3.0%	9.0% - 12.0%

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Earnings:
Earnings from continuing operations	$30.6	$114.5	$(23.1)	$65.1
(Earnings) attributable to noncontrolling interest, net of tax	(1.4)	(1.0)	(.8)	(.6)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	29.2	113.5	(23.9)	64.5
Earnings (loss) from discontinued operations, net of tax	—	6.9	—	6.8
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$29.2	$120.4	$(23.9)	$71.3

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	141.9	145.9	141.4	145.8
Dilutive effect of equity-based compensation	1.7	2.1	—	2.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	143.6	148.0	141.4	148.1

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.21	$.78	$(.17)	$.44
Discontinued operations	—	.05	—	.05
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.21	$.83	$(.17)	$.49
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.20	$.77	$(.17)	$.44
Discontinued operations	—	.05	—	.05
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.20	$.81	$(.17)	$.48

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2014		December 31, 2013
	Current	Long-term	Current	Long-term
Gross receivables:
Trade accounts receivable	$568.1	$—	$447.4	$—
Trade notes receivable	2.0	1.6	2.6	2.3
Total trade receivables	570.1	1.6	450.0	2.3
Other notes receivable:
Notes received as partial payment for divestitures	1.2	4.4	.5	5.4
Other	2.9	.4	3.0	1.6
Other receivables	45.8	—	29.1	—
Subtotal other receivables	49.9	4.8	32.6	7.0
Total accounts and other receivables	620.0	6.4	482.6	9.3
Allowance for doubtful accounts:
Trade accounts receivable	(15.8)	—	(14.6)	—
Trade notes receivable	(.8)	(1.2)	(.6)	(1.3)
Total trade receivables	(16.6)	(1.2)	(15.2)	(1.3)
Other notes receivable	—	(.4)	—	(1.1)
Total allowance for doubtful accounts	(16.6)	(1.6)	(15.2)	(2.4)
Total net receivables	$603.4	$4.8	$467.4	$6.9
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2013	2014 Charges	2014 Charge- offs, Net of Recoveries	Balance at June 30, 2014
Trade accounts receivable	$14.6	$1.7	$.5	$15.8
Trade notes receivable	1.9	.1	—	2.0
Total trade receivables	16.5	1.8	.5	17.8
Other notes receivable	1.1	—	.7	.4
Total allowance for doubtful accounts	$17.6	$1.8	$1.2	$18.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Six Months Ended June 30,		Six Months Ended June 30,
	2014		2013
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.4	$—	$1.0	$—
Cash payments in lieu of options	—	.9	—	.8
Stock-based retirement plans contributions (2)	3.3	.8	3.9	.7
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	1.3	—	1.0	—
Stock-based retirement plans (2)	1.2	—	.7	—
Discount Stock Plan (6)	.5	—	.5	—
Performance Stock Unit awards (3)	3.1	2.4	3.2	3.4
Restricted Stock Unit awards (4)	1.7	—	2.6	—
Profitable Growth Incentive awards (5)	.8	.8	.5	.5
Other, primarily non-employee directors restricted stock	.6	—	.7	—
Total stock-related compensation expense	12.9	$4.9	14.1	$5.4
Employee contributions for above stock plans	7.3		6.1
Total stock-based compensation	$20.2		$20.2
Recognized tax benefits on stock-based compensation expense	$4.9		$5.4

	Three Months Ended June 30,		Three Months Ended June 30,
	2014		2013
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.2	$—	$.5	$—
Cash payments in lieu of options	—	—	—	—
Stock-based retirement plans contributions (2)	1.7	.3	1.6	.2
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	.6	—	.3	—
Stock-based retirement plans (2)	.5	—	.2	—
Discount Stock Plan (6)	.2	—	.2	—
Performance Stock Unit awards (3)	1.6	1.2	1.6	(.9)
Restricted Stock Unit awards (4)	.9	—	.9	—
Profitable Growth Incentive awards (5)	.4	.4	.3	.3
Other, primarily non-employee directors restricted stock	.3	—	.2	—
Total stock-related compensation expense	6.4	$1.9	5.8	$(.4)
Employee contributions for above stock plans	3.3		2.9
Total stock-based compensation	$9.7		$8.7
Recognized tax benefits on stock-based compensation expense	$2.4		$2.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1)	Stock Option Grants
Historically we have granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

Starting in 2013, we discontinued the broad annual option grant, and options are now offered only in conjunction with the Deferred Compensation Program discussed below, and were replaced with either cash awards or RSUs. Certain key management employees participated in a new Profitable Growth Incentive (PGI) program beginning in 2013, as discussed below.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented

	Six Months Ended June 30,
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

10. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 13) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

paid for prior years’ acquisitions. We are finalizing all the information required to complete the purchase price allocations related to certain recent acquisitions and do not anticipate any material modifications.

	Six Months Ended June 30,
	2014	2013
Accounts receivable	$1.0	$1.5
Inventory	11.2	1.5
Property, plant and equipment	17.2	2.0
Goodwill (1)	23.9	5.2
Other intangible assets	2.3	4.0
Other current and long-term assets	4.1	.1
Current liabilities	(7.3)	(4.3)
Additional consideration for prior years’ acquisitions	—	.1
Fair value of net identifiable assets	52.4	10.1
Less: Non-cash consideration	1.2	—
Net cash consideration	$51.2	$10.1

(1) Goodwill associated with the 2014 acquisitions is expected to provide an income tax benefit. Goodwill associated with the 2013 acquisition is not expected to provide an income tax benefit.

The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2014	3	Residential Furnishings	Foam carpet underlay; Fabric converting for furniture and bedding; Innersprings
June 30, 2013	1	Industrial Materials	Tubing for the aerospace industry
On June 30, 2014, we acquired Tempur Sealy's three U.S. innerspring component production facilities for a purchase price of $47.7 million. Factors contributing to the recognition of $18.4 million in goodwill from the acquisition included: additional production that enhances economies of scale; benefits from our vertical integration in steel rod and wire; and the optimization of manufacturing across a broad asset base.
The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2014 and 2013 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At June 30, 2014, there was no substantial remaining consideration payable.

11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2014 employer contributions are not significantly different than the $3.4 previously reported at December 31, 2013.

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Components of net pension expense
Service cost	$1.5	$1.7	$.8	$.8
Interest cost	6.4	6.0	3.2	3.0
Expected return on plan assets	(7.8)	(7.6)	(3.9)	(3.8)
Recognized net actuarial loss	1.6	3.2	.8	1.7
Net pension expense	$1.7	$3.3	$.9	$1.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Six Months Ended June 30, 2014
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2014	$1,399.2	$2,136.4	$481.1	$(1,320.7)	$7.9	$94.5
Net earnings	30.6	30.6	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.4)	—	—	1.4	—
Dividends declared	(82.7)	(85.1)	2.4	—	—	—
Treasury stock purchased	(124.3)	—	—	(124.3)	—	—
Treasury stock issued	26.7	—	(11.9)	38.6	—	—
Foreign currency translation adjustments	(4.3)	—	—	—	(.2)	(4.1)
Cash flow hedges, net of tax	1.8	—	—	—	—	1.8
Defined benefit pension plans, net of tax	.7	—	—	—	—	.7
Stock options and benefit plan transactions, net of tax	14.7	—	14.7	—	—	—
Ending balance, June 30, 2014	$1,262.4	$2,080.5	$486.3	$(1,406.4)	$9.1	$92.9

	Six Months Ended June 30, 2013
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2013	$1,442.2	$2,109.6	$460.6	$(1,206.7)	$7.7	$71.0
Net earnings	121.4	121.4	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.0)	—	—	1.0	—
Dividends declared	(82.6)	(83.7)	1.1	—	—	—
Treasury stock purchased	(90.0)	—	—	(90.0)	—	—
Treasury stock issued	46.2	—	(12.2)	58.4	—	—
Foreign currency translation adjustments	(27.5)	—	—	—	.1	(27.6)
Cash flow hedges, net of tax	.9	—	—	—	—	.9
Defined benefit pension plans, net of tax	2.5	—	—	—	—	2.5
Stock options and benefit plan transactions, net of tax	20.6	—	20.6	—	—	—
Ending balance, June 30, 2013	$1,433.7	$2,146.3	$470.1	$(1,238.3)	$8.8	$46.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2014	$158.3	$(23.5)	$(40.3)	$94.5
Other comprehensive income (loss) before reclassifications, pretax	(4.3)	.6	(.5)	(4.2)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net Sales	—	.2	—	.2
Cost of goods sold; selling and administrative expenses	—	—	1.6	1.6
Interest expense	—	2.0	—	2.0
Subtotal of reclassifications, pretax	—	2.2	1.6	3.8
Other comprehensive income (loss), pretax	(4.3)	2.8	1.1	(.4)
Income tax effect	—	(1.0)	(.4)	(1.4)
Attributable to noncontrolling interest	.2	—	—	.2
Ending balance, June 30, 2014	$154.2	$(21.7)	$(39.6)	$92.9

Beginning balance, January 1, 2013	$163.5	$(25.5)	$(67.0)	$71.0
Other comprehensive income (loss) before reclassifications, pretax	(27.5)	(.6)	.5	(27.6)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.2	3.2	3.4
Interest expense	—	2.0	—	2.0
Subtotal of reclassifications, pretax	—	2.2	3.2	5.4
Other comprehensive income (loss), pretax	(27.5)	1.6	3.7	(22.2)
Income tax effect	—	(.7)	(1.2)	(1.9)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Ending balance, June 30, 2013	$135.9	$(24.6)	$(64.5)	$46.8
13. FAIR VALUE
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$146.5	$—	$146.5
Derivative assets* (Note 14)	—	1.1	—	1.1
Diversified investments associated with the Executive Stock Unit Program (ESUP)* (Note 9)	17.2	—	—	17.2
Total assets	$17.2	$147.6	$—	$164.8
Liabilities:
Derivative liabilities (Note 14)	$—	$.9	$—	$.9
Liabilities associated with the ESUP* (Note 9)	17.2	—	—	17.2
Total liabilities	$17.2	$.9	$—	$18.1

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.8	$—	$114.8
Derivative assets (Note 14)	—	.6	—	.6
Diversified investments associated with the ESUP* (Note 9)	13.4	—	—	13.4
Total assets	$13.4	$115.4	$—	$128.8
Liabilities:
Derivative liabilities (Note 14)	$—	$.9	$—	$.9
Liabilities associated with the ESUP* (Note 9)	13.3	—	—	13.3
Total liabilities	$13.3	$.9	$—	$14.2
* - Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $830 carrying value by $17 at June 30, 2014 and $3 less than its $830 carrying value at December 31, 2013. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note 10, and evaluating long-term assets (including goodwill) for potential impairment as discussed in Note 6. Determination of fair values for these items requires significant judgment and are calculated utilizing a variety of methods and models that utilize significant Level 3 inputs.
Long lived assets, acquisitions and the second step of a goodwill impairment test utilize the following methodologies in determining fair value: (i) Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets is used to estimate replacement cost where available. (ii) The most common identified intangible assets are customer relationships and tradenames. Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast,  the amount of contributory asset charges, and a discount rate. Tradenames are valued  using a relief from royalty method, which is based upon  comparable market royalty rates for tradenames of similar value. (iii) Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as of the valuation date. (iv) Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2014
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2015	$137.5	$.4	$.2	$.7
Future MXP cost of goods sold of a US subsidiary	Dec 2016	7.0	.2	.1	—
Future EUR sales of a Chinese subsidiary	Jun 2015	4.3	—	—	.1
Future JPY sales of Chinese subsidiaries	Jun 2015	6.5	—	—	.1
Total cash flow hedges			.6	.3	.9
Fair value hedges:
USD inter-company note receivable on a CAD subsidiary	July 2014	5.0	.1	—	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2014	14.5	.1	—	—
Total fair value hedges			.2	—	—
			$.8	$.3	$.9

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2013
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian and Chinese subsidiaries	Dec 2015	$133.9	$.1	$.8
Future JPY sales of a Chinese subsidiary	Dec 2014	5.1	.1	—
Future EUR sales of a Chinese subsidiary	Feb 2015	4.7	—	.1
Total cash flow hedges			.2	.9
Fair value hedges:
USD inter-company note receivable on a Swiss subsidiary	Mar 2014	14.5	.4	—
			$.6	$.9
The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30
		2014	2013	2014	2013
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$—	$.2	$—	$—
Interest rate cash flow hedges	Interest expense	2.0	2.0	1.0	1.0
Foreign currency cash flow hedges	Net sales	1.0	(.5)	.7	(.3)
Foreign currency cash flow hedges	Other (income) expense, net	.1	.1	—	.1
Total cash flow hedges		3.1	1.8	1.7	.8
Fair value hedges	Other (income) expense, net	(.1)	(2.0)	.4	(.9)
Total derivative instruments		$3.0	$(.2)	$2.1	$(.1)
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On May 12, 2014, the defendants, denying all wrongdoing and liability, entered into a Stipulation of Settlement whereby the Company would pay $2.85 for plaintiff counsel fees and costs and agree to certain Corporate Governance Measures in exchange for a complete release of all claims against all defendants. The Corporate Governance Measures would include the continued maintenance, for a minimum of three years, of: (i) annual stock option grant dates to be pre-determined and fixed; (ii) plan documents to define the stock option exercise price, the grant date and the fair market value of the stock or the formula for determining such amount; (iii) the exercise price for each option to be 100% of the closing price on the grant date or the average closing market price on a range of dates; (iv) grant dates to be no earlier than the date the Board or Compensation Committee (or delegated committee for non-Section 16 officers) makes the determination granting such options; (v) all plans to comply with legal disclosure and accounting requirements; (vi) effective monitoring mechanisms for the timely and accurate filing of SEC Forms 3, 4 and 5; (vii) a majority of independent directors; (viii) the grants to Section 16 officers to be made at Board or Compensation Committee meetings; (ix) written documentation identifying all grantees, amounts and prices of stock options granted to be complete and final on the grant date and signed by the CEO or CLO; (x) training programs that address executive compensation, governance, and the requirements of our stock option plans; (xi) an annual message by the CEO to salaried employees regarding the importance of the compliance culture; (xii) annual reports to the Board or Audit Committee by the CLO or General Counsel on the status of corporate compliance; (xiii) the Company whistle blower program in compliance with law; and (xiv) an internal Audit Department approved by the Audit Committee with a Vice President of Internal Audit with adequate credentials and a direct reporting relationship to the Audit Committee.
The Court entered an order preliminarily approving the Stipulation of Settlement on June 4, 2014. Upon the Court’s preliminary approval the Company (i) filed the notice of settlement on Form 8-K on June 10, 2014; (ii) posted the notice on the Company’s website on the same date; and (iii) published the notice in the Investor’s Business Daily on June 12, 2014. A final hearing to approve the settlement will be held on September 4, 2014.
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

In the U.S. actions, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek three times the amount of unspecified damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser and indirect purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is underway in the U.S. actions. Motions for class certification have been filed on behalf of both direct and indirect purchasers. A hearing on the motions was held January 15, 2014. On April 9, 2014, the Court certified the direct and indirect purchaser classes. We filed a Petition for Permission to Appeal from Class Certification Order to the United States Court of Appeals for the Sixth

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Circuit on April 23, 2014. This petition to appeal is pending. The Court ordered all parties to attend non-binding mediation with a mediator of their choosing. The trial date for the direct purchaser class cases is expected to take place in the first quarter of 2015.
We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 13 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. The first issued class action is on behalf of a class of purchasers of polyurethane foam. The second issued class action is on behalf of purchasers of carpet underlay. We are not yet required to file our defenses in these or any other Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case, which was granted. This action has a pending motion for certification which is to be heard in January 2015. We also were notified in June 2014 of two motions to add us as parties to two class proceedings in British Columbia. Those proceedings are similar to the Ontario proceedings in that one proposes a class of purchasers of polyurethane foam (Majestic Mattress Mfg. Ltd. v. Vitafoam Products et al., No. VLC-S-S-106362 Vancouver Registry) and one proposes a class of purchasers of carpet underlay (Trillium Project Management Ltd. v. Hickory Springs Manufacturing Company et al., No.S106213 Vancouver Registry). The motion to add us as parties to these actions has been scheduled to be heard with the motions for certification in the two actions in April 2015. The British Columbia actions involve British Columbia purchasers only whereas the Ontario actions propose classes of Canadian purchasers. No certification motions will be brought in the Ontario actions until after the British Columbia motions for certification have been determined.
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
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, based on the information available to date, the pending petition to appeal, and because the litigation involves unsettled legal theories, we cannot reasonably estimate the amount or range of potential loss, if any.
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
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $5.8 under MPF Case No. 10855.725260/2012-36 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. The Brazilian Revenue Office, on June 13, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil appealed this decision on July 8, 2013. The Brazilian Revenue Office, on December 18, 2013, also issued an audit notice for years 2011 and 2012. On June 26, 2014, the Brazilian Revenue Office issued a new notice of violation against L&P Brazil in the amount of $1.1, under Case No. 10660.721523/2014-87, covering the period

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

from February 2012 through October 2012 on the same subject matter as the other assessments. L&P Brazil intends to file its defense on or before August 8, 2014.

On July 17, 2014, the Brazilian Finance Ministry rendered a preliminary decision to reject certain offsetting requests presented by L&P Brazil, which originated with Administrative Proceeding No. 10660.720850/2014-11. The Brazilian Finance Ministry alleges that L&P Brazil improperly offset $.2 of social contributions otherwise due in 2011. L&P Brazil will file its response on or before August 16, 2014, denying the allegations. L&P Brazil will defend on the basis that the social contribution debts were correctly offset with certain tax credits that were generated by L&P Brazil's use of a correct tariff code classification for value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters).
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
L&P Brazil is also party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking $2.6 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P Brazil responded to this special appeal on January 24, 2013. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $2.6. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court seeking to have the Court of Tax and Fees ruling annulled.
On October 4, 2012, the State of Sao Paulo issued a Tax Assessment dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of $2.1 for the tax years 2009 through 2011. Similar to the prior assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On June 21, 2013, the State of Sao Paulo's attorneys converted the Tax Assessment No. 4.003.484 to a tax collection action against L&P Brazil in the amount of $2.8, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil filed its response, a Motion to Stay of Execution, on January 27, 2014 denying the allegations. L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of Sao Paulo dated April 1, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $1.3 for the tax years January 2011 through August 2012 regarding the same subject matter. L&P filed its response on April 30, 2014, denying the allegations. On June 27, 2014, the first administrative level denied L&P Brazil’s defense and upheld the assessment. L&P Brazil filed its appeal of this decision on July 25, 2014.
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
On February 1, 2013, the Brazilian Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 of social contributions (social security and social assistance payments). L&P Brazil filed its response, a Motion to Stay of Execution, on July 11, 2013. L&P Brazil argued the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a correct tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters).

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
In 2011, we also filed reexamination proceedings in the Patent Office (Case Nos. 95/001,543 filed February 11, 2011; 95/001,546 and 95/001,547 filed February 16, 2011), challenging the validity of each patent at issue in the lawsuit the plaintiff brought. The Patent Office examiner ruled in our favor on the key claims of one of the three patents. The Patent Office examiner initially ruled in our favor on the pertinent claims of the second of the patents, but subsequently reversed that decision. With respect to the third patent, the Patent Office examiner's decision upheld the validity of all claims. All three of these proceedings were appealed to the Board of Patent Appeals. On April 25, 2013, the plaintiff filed petitions to terminate all re-examination proceedings based on the final ruling of the Federal Circuit Court of Appeals. We opposed those petitions. The Patent Office terminated all three re-examination proceedings, two on December 16, and one on December 18, 2013. On June 4, 2014, we requested an ex parte reexamination as to one of the patents. The Patent Office did not accept our request.
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
16. SUBSEQUENT EVENT
On August 5, 2014 the Board of Directors authorized management to proceed with activities necessary to dispose of the Store Fixtures business, or portions of the business. We are monitoring these activities and will make the appropriate changes within our financial statements if all of the criteria for held for sale and/or discontinued operations have been met.

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
Our Segments
Our continuing operations are comprised of 19 business units in four segments, with approximately 19,000 employees, and 130 production facilities located in 18 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated 50% of total sales during the first half of 2014.
Commercial Fixturing & Components: Operations in this segment manufacture and sell store fixtures and point-of-purchase displays used in retail stores. We also produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture. This segment contributed 9% of total sales in the first half of 2014.
Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated 21% of our total sales during the first six months of 2014.
Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed 20% of our total sales in the first six months of 2014.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At June 30, for the three-year measurement period that will end on December 31, 2014, we have so far (over the last 30 months) generated TSR of 22% per year on average, which places us at the midpoint of the S&P 500 over that same time frame.
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
We continue to retain more production capacity than we currently utilize, and with our meaningful operating leverage, earnings should further benefit as market demand continues to improve. An additional $100 million of sales from incremental unit volume produced utilizing this spare capacity is expected to generate approximately $25 million to $35 million of additional pre-tax earnings.
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
As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile during certain periods in recent years. Since late 2013, metal margins have been under pressure as market conditions have not allowed full recovery of higher costs. A dumping case brought early in 2014 by major U.S. steel rod producers has begun to have a stabilizing effect on the domestic rod market.
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
Acquisitions
On July 1, we jointly announced with Tempur Sealy, the purchase of their three U.S. innerspring component production facilities. In conjunction with this purchase, we also expanded and extended our supply relationship and became the exclusive long-term provider in the U.S. and Canada of wire-based innersprings for Tempur Sealy, and boxsprings for Sealy. The additional production should enhance economies of scale, benefit from our vertical integration in steel rod and wire, and allow manufacturing optimization across a broad asset base. We expect this agreement to add approximately 2% to sales and be neutral to EPS over the first year as we execute our integration plan. See Note 10 for additional information regarding acquisitions.
Goodwill Impairment of Store Fixtures Group

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. We review our ten reporting units for potential goodwill impairment in June of each year, and more often if an event or circumstance occurs making it likely that impairment exists. We performed our annual goodwill impairment review in June 2014, and on July 14, 2014, concluded that an impairment charge of $108 million was required for our Store Fixtures group, which is part of the Commercial Fixturing & Components segment. The impairment charge reflects the complete write-off of the goodwill associated with the Store Fixtures group and, at this time, is not expected to result in significant future cash expenditures.

The Store Fixtures group is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Because of the seasonal nature of the fixture & display industry (where revenue and profitability are typically expected to increase in the second and third quarters assuming the normal historical pattern of heavy shipments during these months) we reasonably anticipated being awarded significant customer orders in the second quarter of 2014. However, as the second quarter progressed, anticipated orders did not materialize and the Store Fixtures business deteriorated, with declines most pronounced in May and June. Taking these recent developments into account, we lowered our projection of future margins and growth rates (from 4.8% in prior year's review to .5% in the current year for 10-year compound growth rate for EBIT plus depreciation and amortization) and increased the discount rate from 10.5% to 12%, causing fair value to fall below carrying value. The lower expectations of future revenue and profitability are due to reduced overall market demand for the shelving, counters, showcases and garment racks as many retailers are reducing their investments in traditional store space and focusing more on e-commerce initiatives.

We have engaged an investment banker and are exploring strategic alternatives regarding the Store Fixtures group, including the possibility of divestiture of this business.
Restructuring
There were no significant restructuring-related costs incurred in either the first six months of 2014 or 2013.
RESULTS OF OPERATIONS
Discussion of Consolidated Results
Second Quarter:
Earnings per share (EPS) declined to a loss of $.17, from $.48 in 2013, and included a non-cash goodwill impairment charge of $.65 (or $108 million pre-tax) for the complete write off of the goodwill associated with the Store Fixtures group.

Second quarter EPS in 2013 was $.48, which included $.05 from discontinued operations and was primarily driven by a tax benefit from the elimination of three small operations. Continuing operations EPS in the second quarter of 2014 benefited from sales growth, a lower tax rate, and reduced share count.
Sales were $1,002 million in the second quarter, a 4% (or $43 million) increase versus the prior year. Same location sales improved 3% due to strong volume gains in most of our residential markets (including bedding, home furniture, geo components, adjustable beds, fabric converting, and carpet underlay), and also in the office furniture and automotive markets.

These gains were partially offset by large sales declines in Store Fixtures and Commercial Vehicle Products. Acquisitions contributed modestly to sales growth.
Earnings Before Interest and Taxes (EBIT) were $(7) million in the second quarter of 2014, which includes the $108 million non-cash impairment charge. EBIT in the second quarter of 2013 was $99 million. Current quarter EBIT benefited from sales growth largely offset by weak performance in Store Fixtures and the non-recurrence of last year's $4 million gain from building and equipment sales.
Six Months Ended June 30, 2014:
Current year EPS declined to $.20, from $.81 in 2013, and included a non-cash goodwill impairment charge of $.65 (or $108 million pre-tax) for the complete write off of the goodwill associated with the Store Fixtures group.
Continuing Operations EPS in the current year benefited primarily from improved sales mix, a lower tax rate, and reduced share count.
Sales from continuing operations increased 2%, to $1.92 billion in the first half of 2014, versus $1.89 billion for the same period of 2013. Same location sales were essentially flat, with volume gains in most of our residential markets, and also in the office furniture and automotive markets offset by large declines in Store Fixtures and Commercial Vehicle Products. Acquisitions added 2% to sales for the six-month period.
EBIT for the first six months of 2014 was $76 million, including $108 million of goodwill impairment, and benefited from an improved mix of sales across our business units. For the first six months of 2013, EBIT was $178 million.
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

The following table contains the LIFO benefit (expense) included in earnings for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
LIFO benefit (expense)	$—	$4.8	$—	$2.2
Interest Expense and Income Taxes
Second quarter 2014 interest expense was slightly lower than in the second quarter of 2013.
The second quarter effective tax rate on continuing operations was (45)%, compared to 27% for the same quarter last year. This quarter's negative tax rate resulted from the impairment charge in our Store Fixtures group, which decreased the rate by 60 percentage points. Both the 2014 and 2013 quarterly tax rates benefited from a few small favorable discrete items which totaled $4 million and $3 million, respectively. The 2014 rate further benefited from a more favorable mix of earnings among tax jurisdictions as compared to 2013. We anticipate an effective tax rate on continuing operations for the remainder of 2014 of approximately 28%. That rate is contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.

Discussion of Segment Results
Second Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables.

(Dollar amounts in millions)	Three Months ended June 30, 2014 Net Sales	Three Months ended June 30, 2013 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$536.0	$488.8	$47.2	9.7%	9.3%
Commercial Fixturing & Components	96.4	127.4	(31.0)	(24.3)	(24.3)
Industrial Materials	222.2	216.7	5.5	2.5	(3.5)
Specialized Products	230.8	208.4	22.4	10.7	10.5
Total	1,085.4	1,041.3	44.1	4.2
Intersegment sales	(83.8)	(82.5)	(1.3)
External sales	$1,001.6	$958.8	$42.8	4.5%	2.9%

	Three Months ended June 30, 2014 EBIT	Three Months ended June 30, 2013 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended June 30, 2014	Three Months ended June 30, 2013
Residential Furnishings	$53.7	$42.4	$11.3	26.7%	10.0%	8.7%
Commercial Fixturing & Components	(106.9)	7.9	(114.8)	(1,453.2)	(110.9)	6.2
Industrial Materials	14.3	21.9	(7.6)	(34.7)	6.4	10.1
Specialized Products	35.4	28.4	7.0	24.6	15.3	13.6
Intersegment eliminations & other	(3.4)	(4.3)	.9
Change in LIFO reserve	—	2.2	(2.2)
Total	$(6.9)	$98.5	$(105.4)	(107.0)%	(.7)%	10.3%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Same location sales in the segment increased 9% with each of the major businesses growing during the quarter.
In our U.S. Spring business, component sales increased 4%. Innerspring unit volume was down 3%, however growth in the Comfort Core premium innerspring category continued, with those higher-priced and higher-margined units up 48% during the quarter. Boxspring unit volume was essentially flat. In International Spring, sales grew 8%, primarily from market share gains and increased Comfort Core sales in Europe. In Furniture Components, sales increased 7%. Volume in our seating and sofa sleeper business grew 4% and motion hardware unit volume was up 14%. Adjustable Bed units grew 35% in the quarter. New adjustable bed programs have begun to ramp up and this should continue to drive significant volume growth in the back half of the year.
Segment EBIT and EBIT margin increased versus second quarter of 2013, primarily from higher sales and favorable product mix, partially offset by the non-recurrence of a prior year gain from building sales (of $3 million).
Commercial Fixturing & Components
Same location sales in the segment decreased 24%. Store Fixtures sales declined significantly due to the non-recurrence of major retailer programs from second quarter of 2013 and unanticipated weak overall market demand. Store Fixtures performance did not rebound during the second quarter of 2014 as expected, with the deterioration of revenue and profitability most pronounced in May and June. Volume in Office Furniture Components grew 8% during the quarter largely from new programs that we have been awarded and gradually improving market demand.
Segment EBIT and EBIT margin decreased significantly due to the non-cash goodwill impairment charge (of $108 million) and lower Store Fixtures sales.

Industrial Materials
Same location sales in the segment decreased 4%, primarily from lower unit volume in wire and steel tubing.

EBIT and EBIT margin for the segment decreased versus second quarter of 2013. Metal margins in rod and wire continued to be under pressure as market conditions did not allow us to fully recover higher costs. EBIT was also impacted by lower unit volume in wire and steel tubing, and the non-recurrence of a prior year gain from equipment sales (of $1 million).

Our aerospace business (which resides in this segment) continues to perform very well domestically, and earnings should further benefit as we fully integrate our European acquisitions.
Specialized Products
Same location sales for the segment grew 10%. Automotive sales increased 21% from a combination of expanded content, participation in new vehicle platforms, and demand strength in each of the major geographic markets. Same location sales also increased 3% in Machinery. These combined improvements were partially offset by a 22% sales decrease in Commercial Vehicle Products.

The segment’s EBIT and EBIT margin increased during the quarter primarily from higher sales.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. During the second quarter of 2013, we exited three small operations. Discontinued operations earnings for 2013 were primarily attributable to tax-driven benefits. We have had no discontinued operations activity during 2014. For further information about discontinued operations, see Note 5 of the Notes to Consolidated Condensed Financial Statements.
Six-Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables.

(Dollar amounts in millions)	Six Months ended June 30, 2014 Net Sales	Six Months ended June 30, 2013 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$1,034.8	$975.6	$59.2	6.1%	5.9%
Commercial Fixturing & Components	186.3	243.0	(56.7)	(23.3)	(23.3)
Industrial Materials	433.8	439.9	(6.1)	(1.4)	(7.8)
Specialized Products	429.1	394.7	34.4	8.7	8.4
Total	2,084.0	2,053.2	30.8	1.5
Intersegment sales	(163.3)	(161.7)	(1.6)
External sales	$1,920.7	$1,891.5	$29.2	1.5%	(0.1)%

	Six Months ended June 30, 2014 EBIT	Six Months ended June 30, 2013 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Residential Furnishings	$105.0	$84.7	$20.3	24.0%	10.1%	8.7%
Commercial Fixturing & Components	(108.9)	9.5	(118.4)	(1,246.3)	(58.5)	3.9
Industrial Materials	25.4	43.6	(18.2)	(41.7)	5.9	9.9
Specialized Products	60.4	44.1	16.3	37.0	14.1	11.2
Intersegment eliminations & other	(6.3)	(8.8)	2.5
Change in LIFO reserve	—	4.8	(4.8)
Total	$75.6	$177.9	$(102.3)	(57.5)%	3.9%	9.4%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings
Same location sales in the segment increased 6% in the first half of 2014, reflecting a combination of higher unit volume in most businesses and favorable product mix.
Segment EBIT and EBIT margin for the six month period increased versus the first half of 2013, primarily from higher sales and favorable product mix. A $4 million gain from a building sale in the first quarter of 2014 was offset by the non-recurrence of gains of $6 million in the first half of 2013 ($3 million in the first quarter for a hurricane-related insurance gain and $3 million in the second quarter related to building sales).
Commercial Fixturing & Components
Same location sales in the segment decreased 23% in the first half of 2014. Store Fixtures sales declined significantly due to the non-recurrence of certain major retailer programs from 2013, and unanticipated weak overall market demand. Volume in Office Furniture Components grew from a combination of new programs and improved market demand.
Segment EBIT and EBIT margin decreased significantly due to the non-cash goodwill impairment charge (of $108 million) and lower Store Fixtures sales.
Industrial Materials
First half same location sales in the segment decreased 8%, primarily from lower unit volume in wire, rod, and steel tubing.

EBIT and EBIT margin for the segment decreased during the six month period. Metal margins in rod and wire continue to be under pressure as market conditions did not allow us to fully recover higher costs. EBIT was also impacted by lower unit volume. In addition, many of the segment's operations were negatively impacted by extreme weather early in the year.
Specialized Products
Same location sales for the segment grew 8% in the first half of 2014. Automotive sales increased from a combination of expanded content, participation in new vehicle platforms, and demand strength in each of the major geographic markets. Same location sales also increased in Machinery. These combined improvements were partially offset by a sales decrease in Commercial Vehicle Products versus a strong prior year comparison.

The segment’s EBIT and EBIT margins increased during the six-month period, primarily from higher sales and the non-recurrence of a litigation accrual in 2013.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. During the second quarter of 2013, we exited three small operations. Discontinued operations earnings for 2013 were primarily attributable to tax-driven benefits. We have had no discontinued operations activity during 2014. For further information about discontinued operations, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For 2014, we expect cash flow from operations to exceed $350 million.
Cash from operating activities was $103 million for the second quarter of 2014. This compares with operating cash of $99 million in the second quarter of 2013.
We continue to closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.5% of annualized sales, notably better than our 15% target. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement.

(Amounts in millions)	June 30, 2014	December 31, 2013
Current assets	$1,490	$1,282
Current liabilities	(865)	(829)
Working capital	625	453
Cash and cash equivalents	(304)	(273)
Current debt maturities	181	181
Adjusted working capital	$502	$361
Annualized sales (1)	$4,008	$3,588
Adjusted working capital as a percent of annualized sales	12.5%	10.1%

(1)
Annualized sales equal 2nd quarter sales ($1,002 million) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Working Capital Trends
The following chart presents key working capital trends for the last five quarters:

70
65
60
55
50
45
40
35
30
25
Number of Days
61
59
62
63
60
48
52
45
51
50
41
39
43
43
43
Jun 13
Sep 13
Dec 13
Mar 14
Jun 14
Quarter Ended
Inventory, net - DIO
Accounts Receivable - DSO
Accounts Payable - DPO

(Dollar amounts in millions)	Jun-13	Sep-13	Dec-13	Mar-14	Jun-14
Trade Receivables, net	$504.4	$536.3	$434.8	$525.8	$553.5
Inventory, net	$510.4	$488.9	$495.9	$519.5	$527.1
Accounts Payable	$338.3	$326.2	$339.3	$350.2	$376.7

(1)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

• Days Sales Outstanding (DSO): Accounts receivable were impacted by increased sales during the quarter and growth in businesses and geographies that typically have longer payment terms, contributing to higher DSO of 50 days, versus 48 days in the same quarter last year. In the first six months of 2014, we incurred $1.8 million of bad debt expense as compared to $3.2 million in the first six months of 2013.
•Days Inventory Outstanding (DIO): Inventory increased in the second quarter, primarily from an acquisition, opportunistic raw material purchases, and the ramp up of new product lines. We ended the second quarter with DIO of 60 days, down slightly from 61 days in the second quarter 2013. Expense associated with slow moving and obsolete inventories in the first six months of 2014 was $4.5 million, as compared to $7.7 million in the first six months of 2013.
•Days Payable Outstanding (DPO): We actively strive to optimize accounts payable terms. We have implemented various programs with our vendors and third parties over the past several years. We continue to gradually optimize accounts payable levels, but the rate of incremental improvement has slowed. We ended second quarter with DPO of 43 days, up slightly from 41 days in the second quarter of last year.

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). We expect capital expenditures of approximately $100 million in 2014. We continue to make investments to support growth in businesses and product lines where sales are strong, and for efficiency improvement and maintenance. As volumes improve, we expect capital expenditure levels to increase, but longer-term they will likely remain at or below total depreciation and amortization. Our incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis heightens the focus on asset utilization and helps insure that we are investing additional capital dollars where attractive return potential exists.
Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). On July 1, 2014 we jointly announced with Tempur Sealy the purchase of their three U.S. innerspring component production facilities for total consideration of $48 million. See page 29 for additional details regarding this acquisition.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2014 should approximate $170 million.
Maintaining and increasing the dividend remains a high priority. In May, we declared a $.30 per share second quarter dividend, 3.4% higher than last year's second quarter dividend. 2014 marks our 43rd consecutive annual dividend increase, at an average compound annual growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been higher in recent years, but as earnings grow, we expect to move into that target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2014, we repurchased 2.3 million shares of our stock (at an average price of $33.33 per share) and issued .7 million shares. For the first half of the year, we purchased 3.9 million shares, and issued 1.7 million shares. The number of shares outstanding decreased 2.2 million, to 137.2 million. For the full year, we currently expect to purchase between 5 and 7 million shares and to issue approximately 2 million shares via employee benefit plans.
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

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2014	December 31, 2013
Long-term debt outstanding:
Scheduled maturities	$668	$673
Average interest rates*	4.6%	4.6%
Average maturities in years*	4.3	4.7
Revolving credit/commercial paper	258	16
Total long-term debt	926	689
Deferred income taxes and other liabilities	190	191
Shareholders’ equity and noncontrolling interest	1,263	1,399
Total capitalization	$2,379	$2,279
Unused committed credit:
Long-term	$342	$584
Short-term	—	—
Total unused committed credit	$342	$584
Current maturities of long-term debt	$181	$181
Cash and cash equivalents	$304	$273
Ratio of earnings to fixed charges**	2.9 x	5.0 x

*	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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

(Amounts in millions)	June 30, 2014	December 31, 2013
Debt to total capitalization:
Long-term debt	$926	$689
Current debt maturities	181	181
Cash and cash equivalents	(304)	(273)
Net debt	$803	$597
Total Capitalization	$2,379	$2,279
Current debt maturities	181	181
Cash and cash equivalents	(304)	(273)
Net capitalization	$2,256	$2,187
Long-term debt to total capitalization	38.9%	30.2%
Net debt to net capitalization	35.6%	27.3%

Total debt (which includes long-term debt and current debt maturities) grew $237 million versus year-end 2013 levels from a $242 million increase in commercial paper borrowing, partially offset by the payoff of $5 million in industrial revenue bonds.
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

(Amounts in millions)	June 30, 2014	December 31, 2013
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(258)	(16)
Letters of credit issued under the credit agreement	—	—
Total program usage	(258)	(16)
Total program available	$342	$584
The average and maximum amount of commercial paper outstanding during the second quarter of 2014 was $196 million and $258 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $69 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.
In November 2014, we have $180 million of 4.65% notes that mature. With operating cash flows, our commercial paper program, and our ability to issue debt in the capital markets, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.
Accessibility of Cash
At June 30, 2014 we had cash and cash equivalents of $304 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, due to capital requirements in various jurisdictions, approximately $66 million of this cash is currently inaccessible for repatriation. Additionally, if we had to bring all the foreign cash back immediately in the form of dividends, we would incur incremental tax expense of up to $72 million. In 2013 and 2012, we brought back $119 million and $50 million (respectively) of cash, in each case at little to no added tax cost.
NEW ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board (FASB) issued updated guidance, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance will be effective January 1, 2015 (however early adoption is permitted), and changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We do not believe it will have a material impact on our future financial statements.
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers, which supersedes much of the existing authoritative literature for revenue recognition. This guidance will be effective January 1, 2017. While we are currently evaluating the newly issued guidance, we do not anticipate that it will have a material impact on our future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $830 million carrying value by $17 million at June 30, 2014 and was less than its $830 million carrying value by $3 million at December 31, 2013. The fair value of fixed rate debt at June 30, 2014 and December 31, 2013 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.

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
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $981 million at June 30, 2014, compared to $958 million at December 31, 2013.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of June 30, 2014 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2014, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 15 beginning on page 22 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
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

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). In the later half of 2013, metal margins within our rod production operation were compressed due to downward pressure on steel rod prices from Chinese imports. In the first half of 2014, metal margins continued to be under pressure. Also, if scrap costs rise more rapidly than the price of steel rod, the metal margins will be compressed. In either instance, compressed metal margins could negatively impact our result of operations.
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

(Dollar amounts in millions)	June 30, 2014 Book Value	% of Total Assets
Goodwill	$842.1
Other intangibles	203.5
Total goodwill and other intangibles	$1,045.6	32%
Net property, plant and equipment	$582.6
Other long-lived assets	125.7
Total net property, plant and equipment and other long- lived assets	$708.3	22%

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

We performed our annual goodwill impairment review in June 2014, and on July 14, 2014, concluded that an impairment charge of $108 million was required for our Store Fixtures group, which is part of the Commercial Fixturing and Components segment. No long-lived asset impairments (excluding goodwill) were indicated during this review. At this time, we do not expect to incur significant future cash expenditures related to this impairment charge.

The Store Fixtures reporting unit is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Because of the seasonal nature of the fixture & display industry (where revenue and profitability are typically expected to increase in the second and third quarters assuming the normal historical pattern of heavy shipments during these months) we reasonably anticipated being awarded significant customer orders in the second quarter of 2014. However, as the second quarter progressed, anticipated orders did not materialize and the Store Fixtures business deteriorated, with declines most pronounced in May and June. Taking these recent developments into account, we lowered our projection of future margins and growth rates (from 4.8% in prior year's review to .5% in the current year for 10-year compound annual growth rate for EBIT plus depreciation and amortization) and increased the discount rate from 10.5% to 12%, causing fair value to fall below carrying value. The lower expectations of future revenue and profitability are due to reduced overall market demand for the shelving, counters, showcases and garment racks as many retailers are reducing their investments in traditional store space and focusing more on e-commerce initiatives.

The fair values of reporting units in relation to their respective carrying values and significant assumptions used in the June 2014 review are presented in the table below. The information below excludes Store Fixtures, as this unit had no goodwill remaining after the second quarter 2014 impairment. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Percentage of Fair Value in Excess of Carrying Value	June 30, 2014 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—
25% - 49%	203.6	2.0% - 5.5%	3.0%	9.5% - 10.0%
50% - 74%	399.3	.5% - 3.8%	3.0%	9.0% - 12.0%
75%+	239.2	3.7% - 8.2%	3.0%	9.0% - 9.5%
	$842.1	.5% - 8.2%	3.0%	9.0% - 12.0%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month during the second quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2014	356,161	$32.38	356,161	8,370,141
May 2014	1,326,472	$33.18	1,277,426	7,092,715
June 2014	613,324	$34.13	375,000	6,717,715
Total	2,295,957	$33.31	2,008,587

(1)
This number includes 287,370 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit

Exhibit 10.1	-	Summary Sheet of Director Compensation, filed May 12, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2	-
The Company's 2014 Key Officers Incentive Plan, effective as of January 1, 2014, filed March 25, 2014 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	-	2014 Award Formula under the Company's 2014 Key Offices Incentive Plan, filed March 31, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 5, 2014	By:	/s/ DAVID S. HAFFNER
David S. Haffner Board Chair and Chief Executive Officer

DATE: August 5, 2014	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 10.1	Summary Sheet of Director Compensation, filed May 12, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.2
The Company's 2014 Key Officers Incentive Plan, effective as of January 1, 2014, filed March 25, 2014 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	2014 Award Formula under the Company's 2014 Key Offices Incentive Plan, filed March 31, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2014.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Furnished as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (v) Notes to Consolidated Condensed Financial Statements.