Form 10-Q
period 2014-09-30
LEGGETT & PLATT INC
filed 2014-11-04
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 21, 2014: 137,625,111

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	September 30, 2014	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$242.9	$272.7
Trade receivables, net	539.2	434.8
Other receivables, net	45.2	32.6
Total receivables, net	584.4	467.4
Inventories
Finished goods	246.6	270.5
Work in process	47.8	59.3
Raw materials and supplies	250.3	239.4
LIFO reserve	(68.2)	(73.3)
Total inventories, net	476.5	495.9
Other current assets	64.6	45.7
Current assets held for sale	66.6	—
Total current assets	1,435.0	1,281.7
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,158.8	1,184.5
Buildings and other	549.0	612.2
Land	40.8	44.5
Total property, plant and equipment	1,748.6	1,841.2
Less accumulated depreciation	1,202.0	1,266.6
Net property, plant and equipment	546.6	574.6
OTHER ASSETS
Goodwill	831.5	926.8
Other intangibles, less accumulated amortization of $125.8 and $114.4 as of September 30, 2014 and December 31, 2013, respectively	213.1	203.4
Sundry	108.8	102.5
Non-current assets held for sale	49.7	19.1
Total other assets	1,203.1	1,251.8
TOTAL ASSETS	$3,184.7	$3,108.1
CURRENT LIABILITIES
Current maturities of long-term debt	$381.6	$181.1
Accounts payable	356.9	339.3
Accrued expenses	298.0	229.7
Other current liabilities	86.4	79.4
Current liabilities held for sale	21.5	—
Total current liabilities	1,144.4	829.5
LONG-TERM LIABILITIES
Long-term debt	619.2	688.4
Other long-term liabilities	130.0	127.7
Deferred income taxes	62.5	63.3
Total long-term liabilities	811.7	879.4
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	478.0	479.1
Retained earnings	2,084.8	2,136.4
Accumulated other comprehensive income	60.8	94.5
Treasury stock	(1,407.1)	(1,320.7)
Total Leggett & Platt, Inc. equity	1,218.5	1,391.3
Noncontrolling interest	10.1	7.9
Total equity	1,228.6	1,399.2
TOTAL LIABILITIES AND EQUITY	$3,184.7	$3,108.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2014	2013	2014	2013
Net sales	$2,829.0	$2,618.0	$997.4	$877.6
Cost of goods sold	2,242.4	2,073.2	788.3	698.0
Gross profit	586.6	544.8	209.1	179.6
Selling and administrative expenses	317.6	276.8	131.4	85.4
Amortization of intangibles	14.5	16.1	4.9	5.3
Other (income) expense, net	(8.9)	(17.5)	(2.6)	(10.5)
Earnings (loss) from continuing operations before interest and income taxes	263.4	269.4	75.4	99.4
Interest expense	31.2	34.3	10.4	10.6
Interest income	4.3	6.2	1.5	1.7
Earnings (loss) from continuing operations before income taxes	236.5	241.3	66.5	90.5
Income taxes	57.5	65.5	13.1	24.0
Earnings (loss) from continuing operations	179.0	175.8	53.4	66.5
Earnings (loss) from discontinued operations. net of tax	(99.4)	17.6	(4.4)	5.5
Net earnings (loss)	79.6	193.4	49.0	72.0
(Earnings) attributable to noncontrolling interest, net of tax	(2.2)	(1.7)	(.8)	(.7)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$77.4	$191.7	$48.2	$71.3
Earnings (loss) per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.25	$1.20	$.37	$.45
Diluted	$1.23	$1.18	$.37	$.45
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$(.70)	$.12	$(.03)	$.04
Diluted	$(.69)	$.12	$(.03)	$.04
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.55	$1.32	$.34	$.49
Diluted	$.54	$1.30	$.34	$.49

Cash dividends declared per share	$.91	$.88	$.31	$.30

Average shares outstanding
Basic	141.5	145.6	140.8	144.9
Diluted	143.2	147.7	142.5	147.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2014	2013	2014	2013
Net earnings (loss)	$79.6	$193.4	$49.0	$72.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(38.0)	(6.3)	(33.7)	21.2
Cash flow hedges	3.0	2.5	1.2	1.6
Defined benefit pension plans	1.3	2.9	.6	.4
Other comprehensive (loss) income	(33.7)	(0.9)	(31.9)	23.2
Comprehensive income (loss)	45.9	192.5	17.1	95.2
Less: comprehensive (income) attributable to noncontrolling interest	(2.2)	(1.8)	(1.0)	(.7)
Comprehensive income (loss) attributable to Leggett & Platt, Inc.	$43.7	$190.7	$16.1	$94.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2014	2013
OPERATING ACTIVITIES
Net earnings	$79.6	$193.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	67.0	67.0
Amortization of intangibles and debt issuance costs	20.6	21.3
Provision for losses on accounts and notes receivable	4.1	4.3
Writedown of inventories	7.2	10.3
Goodwill impairment	108.0	—
Long-lived asset impairments	1.1	2.3
Net gain from sales of assets and businesses	(4.8)	(8.6)
Bargain purchase gain from acquisition	—	(8.7)
Deferred income tax (benefit) expense	(22.1)	7.8
Stock-based compensation	29.7	28.5
Excess tax benefits from stock-based compensation	(5.2)	(6.5)
Other, net	(10.4)	3.3
Other changes, excluding effects from acquisitions and divestitures:
Increase in accounts and other receivables	(155.2)	(118.8)
(Increase) decrease in inventories	(6.2)	4.1
Decrease (increase) in other current assets	.3	(1.5)
Increase in accounts payable	35.1	26.7
Increase in accrued expenses and other current liabilities	66.9	13.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	215.7	238.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(63.0)	(60.0)
Purchases of companies, net of cash acquired	(70.2)	(26.5)
Proceeds from sales of assets and businesses	12.0	16.8
Liquidation of (investment in) unconsolidated entity	—	21.2
Other, net	(15.8)	(5.4)
NET CASH USED FOR INVESTING ACTIVITIES	(137.0)	(53.9)
FINANCING ACTIVITIES
Payments on long-term debt	(7.4)	(203.2)
Additions to long-term debt	.1	—
Change in commercial paper and short-term debt	140.1	111.2
Dividends paid	(124.9)	(82.6)
Issuances of common stock	16.5	35.6
Purchases of common stock	(129.0)	(113.7)
Excess tax benefits from stock-based compensation	5.2	6.5
Other, net	(.9)	(1.5)
NET CASH USED FOR FINANCING ACTIVITIES	(100.3)	(247.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8.2)	2.6
DECREASE IN CASH AND CASH EQUIVALENTS	(29.8)	(60.2)
CASH AND CASH EQUIVALENTS—January 1,	272.7	359.1
CASH AND CASH EQUIVALENTS—September 30,	$242.9	$298.9
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
Reclassifications
Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the third quarter 2014 presentation, primarily in the Consolidated Statements of Operations and all related notes in which prior periods have been retrospectively adjusted to reflect the reclassification of certain operations to discontinued operations (See Note 5).
2. NEW ACCOUNTING GUIDANCE
In April 2014, the Financial Accounting Standards Board (FASB) issued updated guidance, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We will adopt this guidance on January 1, 2015, and we do not believe it will have a material impact on our future financial statements.
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers, which supersedes much of the existing authoritative literature for revenue recognition. This guidance will be effective January 1, 2017. We are currently evaluating the newly issued guidance and the impact on our future financial statements.
3. INVENTORIES
About 50% of our inventories are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method.
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
The following table contains the LIFO (expense) benefit included in continuing operations for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
LIFO (expense) benefit	$(1.6)	$8.2	$(1.2)	$3.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. SEGMENT INFORMATION
We have four operating segments that supply a wide range of products:

•	Residential Furnishings—components for bedding, furniture and other furnishings, as well as related consumer products

•	Commercial Fixturing & Components—components for office and institutional furnishings

•	Industrial Materials—drawn steel wire, specialty wire products, titanium and nickel tubing for the aerospace industry and welded steel tubing

•	Specialized Products—automotive seating components, specialized machinery and equipment, and commercial vehicle interiors
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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended September 30, 2014
Residential Furnishings	$594.5	$10.0	$604.5	$32.0
Commercial Fixturing & Components	49.1	1.1	50.2	3.4
Industrial Materials	151.5	72.8	224.3	17.5
Specialized Products	202.3	16.8	219.1	27.8
Intersegment eliminations and other				(4.1)
Change in LIFO reserve				(1.2)
	$997.4	$100.7	$1,098.1	$75.4
Three Months Ended September 30, 2013
Residential Furnishings	$500.3	$8.3	$508.6	$46.3
Commercial Fixturing & Components	48.1	1.2	49.3	3.5
Industrial Materials	150.7	55.3	206.0	16.0
Specialized Products	178.5	13.5	192.0	21.6
Intersegment eliminations and other				8.1
Change in LIFO reserve				3.9
	$877.6	$78.3	$955.9	$99.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months Ended September 30, 2014
Residential Furnishings	$1,609.5	$29.8	$1,639.3	$135.6
Commercial Fixturing & Components	143.4	3.2	146.6	9.6
Industrial Materials	471.1	187.0	658.1	42.3
Specialized Products	605.0	43.2	648.2	87.7
Intersegment eliminations and other				(10.2)
Change in LIFO reserve				(1.6)
	$2,829.0	$263.2	$3,092.2	$263.4
Nine Months Ended September 30, 2013
Residential Furnishings	$1,470.0	$14.2	$1,484.2	$129.7
Commercial Fixturing & Components	137.8	3.1	140.9	7.6
Industrial Materials	466.1	179.8	645.9	59.0
Specialized Products	544.1	42.6	586.7	65.3
Intersegment eliminations and other				(.4)
Change in LIFO reserve				8.2
	$2,618.0	$239.7	$2,857.7	$269.4
Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	September 30, 2014	December 31, 2013
Residential Furnishings	$592.7	$586.5
Commercial Fixturing & Components	49.1	48.7
Industrial Materials	260.4	248.0
Specialized Products	244.5	225.0
Other (1)	75.4	96.2
Average current liabilities included in segment numbers above	511.1	460.6
Unallocated assets (2)	1,397.9	1,492.4
Difference between average assets and period-end balance sheet	53.6	(49.3)
Total assets	$3,184.7	$3,108.1

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. DISCONTINUED OPERATIONS

During 2014 we engaged an investment banker and began exploring strategic alternatives regarding the Store Fixtures reporting unit, including the possibility of divestiture of this business. During the third quarter of 2014, all of the criteria to classify this unit as held for sale and discontinued operations were met. On November 1, 2014, we sold the majority of the Store Fixtures reporting unit for total consideration of approximately $62. At this price, we expect to record an after-tax loss of approximately $6 in the fourth quarter, which will be recognized in Discontinued Operations. We continue to pursue the sale of the remaining portion of the reporting unit. Store Fixtures was previously part of the Commercial Fixturing and Components Segment and has been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Operations for all periods presented. The footnotes have been retrospectively adjusted to present the information for continuing operations only, unless otherwise noted.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

•
We closed a cotton-based erosion control products operation that was previously part of the Industrial Materials Segment. Charges of $1.9 were recorded in the second quarter of 2013 to reflect estimates of fair value less costs to sell, including $1.5 of fixed asset impairments as discussed in Note 6.

The table below includes activity related to these operations:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
External sales:
Commercial Fixturing & Components - Store Fixtures	$146.7	$231.2	$57.6	$80.1
Industrial Materials:
Wire dishwasher racks	—	4.1	—	—
Cotton-based erosion control products	—	.1	—	.1
Specialized Products - the specialty trailers portion of the CVP Unit	—	.5	—	—
Total external sales	146.7	235.9	57.6	80.2

Earnings (loss):
Commercial Fixturing & Components - Store Fixtures (1)	(110.5)	14.7	1.9	6.8
Industrial Materials:
Wire dishwasher racks	—	1.0	—	—
Cotton-based erosion control products	—	(2.8)	—	(.2)
Specialized Products - the specialty trailers portion of the CVP Unit	—	(.7)	—	—
Subsequent activity related to divestitures completed prior to 2014 (2)	(8.3)	.7	(8.3)	.7
Earnings (loss) before interest and income taxes	(118.8)	12.9	(6.4)	7.3
Income tax benefit (expense) (3)	19.4	4.7	2.0	(1.8)
Earnings (loss) from discontinued operations, net of tax	$(99.4)	$17.6	$(4.4)	$5.5

(1) This includes goodwill impairment charges of $108.0 in the second quarter of 2014 as discussed in Note 6.

(2) Subsequent activity for businesses divested in prior years has been reported as discontinued operations in the table above, including a third quarter 2014 antitrust litigation settlement of $8.3 associated with our former Prime Foam Products unit as discussed in Note 15. This unit was sold in March 2007 and was previously a part of the Residential Furnishings segment.

(3) The 2014 tax benefit is primarily related to the Store Fixtures goodwill impairment and the Prime Foam litigation settlement. The 2013 tax benefit is primarily related to a worthless stock deduction associated with the subsidiary that produced wire dishwasher racks.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net assets held for sale by segment were as follows:

	September 30, 2014			December 31, 2013
	Assets	Liabilities	Net Assets	Assets
Residential	$5.5	$—	$5.5	$8.0
Commercial Fixturing & Components	101.0	21.5	79.5	2.3
Aluminum Products	—	—	—	.4
Industrial Materials	4.0	—	4.0	2.6
Specialized Products	5.8	—	5.8	5.8
	$116.3	$21.5	$94.8	$19.1

This table includes $17.9 and$19.1 of property, plant and equipment held for sale at September 30, 2014 and December 31, 2013, respectively, primarily associated with the closings of various operations and prior year restructurings.

The major classes of assets and liabilities held for sale included in the Consolidated Condensed Balance Sheets were as follows:

	September 30, 2014	December 31, 2013
Trade receivables, net	$36.3	$—
Other receivables, net	.5	—
Inventories, net	29.4	—
Other current assets	.4	—
Total current assets held for sale	66.6	—

Property, plant and equipment, net	47.5	19.1
Other intangibles, net	.7	—
Sundry	1.5	—
Total non-current assets held for sale	49.7	19.1
Total assets held for sale	116.3	19.1

Accounts payable	13.6	—
Accrued expenses	5.1	—
Other current liabilities	2.8	—
Total current liabilities held for sale	21.5	—
Total liabilities held for sale	21.5	—

Net assets held for sale	$94.8	$19.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. IMPAIRMENT CHARGES

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net." Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	Nine Months Ended September 30,			Three Months Ended September 30,
	2014		2013	2014		2013
	Goodwill Impairment	Other Long-Lived Asset Impairments	Other Long-Lived Asset Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Other Long-Lived Asset Impairments
Continuing operations:
Residential Furnishings	$—	$1.0	$.8	$—	$—	$—
Other Groups	—	.1	—	—	—	—
Total continuing operations	—	1.1	.8	—	—	—
Discontinued operations:
Commercial Fixturing & Components - Store Fixtures	108.0	—	—	—	—	—
Industrial Materials - Cotton-based erosion control products	—	—	1.5	—	—	—
Total discontinued operations	108.0	—	1.5	—	—	—
Total impairment charges	$108.0	$1.1	$2.3	$—	$—	$—

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

growth, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements.

If a triggering event occurs, special consideration is given to the new circumstances when determining the fair value of the impacted reporting unit.

Goodwill Impairment Reviews

We performed our annual goodwill impairment review in June 2014, and on July 14, 2014, concluded that a goodwill impairment charge was required for one reporting unit, Store Fixtures which is now recorded as discontinued operations, and was previously part of the Commercial Fixturing and Components segment.

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

As a result of the above, we also determined a triggering event had occurred in the second quarter to test other long-lived assets which were evaluated for impairment under the held for use model. No long-lived asset impairments (excluding goodwill) were indicated during this review. During the third quarter of 2014, all of the criteria to classify this unit as held for sale and discontinued operations were met as discussed in Note 5.
The fair values of reporting units in relation to their respective carrying values and significant assumptions used in the June 2014 review are presented in the table below. The information below excludes Store Fixtures, as this unit had no goodwill remaining after the second quarter 2014 impairment.

Percentage of Fair Value in Excess of Carrying Value	September 30, 2014 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—
25% - 49%	205.3	2.0% - 5.5%	3.0%	9.5% - 10.0%
50% - 74%	393.0	.5% - 3.8%	3.0%	9.0% - 12.0%
75%+	233.2	3.7% - 8.2%	3.0%	9.0% - 9.5%
	$831.5	.5% - 8.2%	3.0%	9.0% - 12.0%

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Earnings:
Earnings from continuing operations	$179.0	$175.8	$53.4	$66.5
(Earnings) attributable to noncontrolling interest, net of tax	(2.2)	(1.7)	(.8)	(.7)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	176.8	174.1	52.6	65.8
Earnings (loss) from discontinued operations, net of tax	(99.4)	17.6	(4.4)	5.5
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$77.4	$191.7	$48.2	$71.3

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	141.5	145.6	140.8	144.9
Dilutive effect of equity-based compensation	1.7	2.1	1.7	2.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	143.2	147.7	142.5	147.0

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.25	$1.20	$.37	$.45
Discontinued operations	(.70)	.12	(.03)	.04
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.55	$1.32	$.34	$.49
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.23	$1.18	$.37	$.45
Discontinued operations	(.69)	.12	(.03)	.04
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.54	$1.30	$.34	$.49

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2014		December 31, 2013
	Current	Long-term	Current	Long-term
Gross receivables:
Trade accounts receivable	$555.2	$—	$447.4	$—
Trade notes receivable	.8	2.4	2.6	2.3
Total trade receivables	556.0	2.4	450.0	2.3
Other notes receivable:
Notes received as partial payment for divestitures	3.9	—	.5	5.4
Other	—	3.3	3.0	1.6
Income tax receivables	8.3	—	2.7	—
Other receivables	33.0	—	26.4	—
Subtotal other receivables	45.2	3.3	32.6	7.0
Total accounts and other receivables	601.2	5.7	482.6	9.3
Allowance for doubtful accounts:
Trade accounts receivable	(16.8)	—	(14.6)	—
Trade notes receivable	—	(1.9)	(.6)	(1.3)
Total trade receivables	(16.8)	(1.9)	(15.2)	(1.3)
Other notes receivable	—	(.4)	—	(1.1)
Total allowance for doubtful accounts	(16.8)	(2.3)	(15.2)	(2.4)
Total net receivables	$584.4	$3.4	$467.4	$6.9
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2013	2014 Charges*	2014 Charge- offs, Net of Recoveries	Balance at September 30, 2014
Trade accounts receivable	$14.6	$4.1	$1.9	$16.8
Trade notes receivable	1.9	—	—	1.9
Total trade receivables	16.5	4.1	1.9	18.7
Other notes receivable	1.1	—	.7	.4
Total allowance for doubtful accounts	$17.6	$4.1	$2.6	$19.1

* - Includes $.1 associated with discontinued operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	2014		2013
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.6	$—	$1.4	$—
Cash payments in lieu of options	—	.8	—	.8
Stock-based retirement plans contributions (2)	4.7	1.2	5.4	1.0
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	1.7	—	1.2	—
Stock-based retirement plans (2)	1.5	—	.9	—
Discount Stock Plan (6)	.7	—	.7	—
Performance Stock Unit awards (3)	4.7	3.7	4.8	1.7
Restricted Stock Unit awards (4)	2.5	—	3.4	—
Profitable Growth Incentive awards (5)	1.3	1.3	.5	.5
Other, primarily non-employee directors restricted stock	.9	—	1.0	—
Total stock-related compensation expense	18.6	$7.0	19.3	$4.0
Employee contributions for above stock plans	11.1		9.2
Total stock-based compensation	$29.7		$28.5
Recognized tax benefits on stock-based compensation expense	$7.1		$7.3

	Three Months Ended September 30,		Three Months Ended September 30,
	2014		2013
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options (1):
Amortization of the grant date fair value	$.2	$—	$.4	$—
Cash payments in lieu of options	—	(.1)	—	—
Stock-based retirement plans contributions (2)	1.4	.4	1.5	.3
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	.4	—	.2	—
Stock-based retirement plans (2)	.3	—	.2	—
Discount Stock Plan (6)	.2	—	.2	—
Performance Stock Unit awards (3)	1.6	1.3	1.6	(1.7)
Restricted Stock Unit awards (4)	.8	—	.8	—
Profitable Growth Incentive awards (5)	.5	.5	—	—
Other, primarily non-employee directors restricted stock	.3	—	.3	—
Total stock-related compensation expense	5.7	$2.1	5.2	$(1.4)
Employee contributions for above stock plans	3.8		3.1
Total stock-based compensation	$9.5		$8.3
Recognized tax benefits on stock-based compensation expense	$2.2		$2.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1)	Stock Option Grants
Historically we have granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

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

(2) Stock-Based Retirement Plans

We have two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees, and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. We make matching contributions to both plans. In addition to the automatic 50% match, we will make another matching contribution of up to 50% of the employee’s contributions for the year if certain profitability levels, as defined in the SBP and the ESUP, are obtained. Company contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price on the acquisition date. Participant contributions to the ESUP are credited to a diversified investment account established for the participant and we make premium contributions to the diversified investment accounts equal to 17.5% of the participant's contribution.

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

	Nine Months Ended September 30,
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

The above information represents the 65% portion of the award that was settled in shares of our common stock. For outstanding awards, we intend to pay 65% in shares of our common stock, although we reserve the right to pay up to 100% in cash. The additional amount that represents 35% of the award will be settled in cash, and is recorded as a liability and adjusted to fair value at each reporting period.

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

	Nine Months Ended September 30,
	2014	2013
Accounts receivable	$7.6	$12.8
Inventory	16.6	15.1
Property, plant and equipment	18.0	16.1
Goodwill (1)	21.1	6.1
Other intangible assets	18.2	10.3
Other current and long-term assets	4.1	.1
Current liabilities	(11.6)	(19.3)
Long-term liabilities	(2.7)	(6.0)
Fair value of net identifiable assets	71.3	35.2
Less: Bargain purchase gain	—	8.7
Less: Non-cash consideration	1.1	—
Net cash consideration	$70.2	$26.5

(1) Goodwill associated with the 2014 acquisitions is expected to provide an income tax benefit. Goodwill associated with the 2013 acquisitions is not expected to provide an income tax benefit.

The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2014	5	Residential Furnishings	Foam carpet underlay; Fabric converting for furniture and bedding; Innersprings; Industrial Fabrics; Home Furniture Components
September 30, 2013	3	Industrial Materials (2); Specialized Products (1)	Tubing for the aerospace industry (2); Innerspring unit wire-forming machines
On June 30, 2014, we acquired Tempur Sealy's three U.S. innerspring component production facilities for a purchase price of $45.7 million. Factors contributing to the recognition of $15.6 million in goodwill from the acquisition included: additional production that enhances economies of scale; benefits from our vertical integration in steel rod and wire; and the optimization of manufacturing across a broad asset base.

In 2013 we expanded our Aerospace Products business unit with the acquisition of two companies:

The first was a UK-based business that extended our capability in aerospace tube fabrication. This business was acquired for a purchase price of $11.7, and $6.1 of goodwill was recorded related to this acquisition. Factors that contributed to a purchase price resulting in the recognition of goodwill included its international presence and complimentary fit with our Aerospace Products business unit. The second was a French-based company that added small-diameter, high-pressure seamless tubing to our product portfolio for a cash purchase price of $14.5. This business was acquired at a price less than fair value of the net identifiable assets, and we recorded an $8.7 non-taxable bargain purchase gain. The bargain purchase gain is reported in the "Other (income) expense, net" line of our income statement. Prior to recognizing a bargain purchase gain, we reassessed whether all assets acquired and liabilities assumed had been correctly identified, the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, we concluded that the recognition of a bargain purchase gain was appropriate for this acquisition. Factors that contributed to the bargain purchase price were:

• The transaction was completed with a motivated seller that desired to restructure its operations in order to focus on its core competencies and exit non-core businesses that no longer fit its strategy in an expedient manner.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

• We were able to complete the acquisition with a cash payment and without a financial contingency in an expedient manner, which was a key attribute for the seller. The relatively small size of the transaction for us, the lack of required third-party financing and our expertise in completing similar transactions in the past gave the seller confidence that we could complete the transaction quickly and without difficultly.

• Because the seller of this business will continue to purchase these products in the future it was important to the seller that the acquiring company was a financially sound, integrated manufacturer that could provide a stable supply of high quality product for many years into the future. Due to the unique nature of the products and limited number of potential buyers for this business, the seller found it advantageous to accept our purchase price based upon our demonstrated ability to operate similar businesses, and financial strength that will enable us to be a long-term supplier of quality products into the future.

In addition, in the third quarter of 2012, we invested $22.4 to acquire an interest in an unconsolidated entity related to a potential acquisition. We had no contractual right or obligation to make any additional investment and liquidated our position in the 3rd quarter of 2013 for $21.2, plus $1.8 in interest.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2014 and 2013 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At September 30, 2014, there was no substantial remaining consideration payable.
11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2014 employer contributions are not significantly different than the $3.4 previously reported at December 31, 2013.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Components of net pension expense
Service cost	$2.3	$2.4	$.8	$.7
Interest cost	9.5	9.0	3.1	3.0
Expected return on plan assets	(11.7)	(11.4)	(3.9)	(3.8)
Recognized net actuarial loss	2.3	4.7	.7	1.5
Net pension expense	$2.4	$4.7	$.7	$1.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2014
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2014	$1,399.2	$2,136.4	$481.1	$(1,320.7)	$7.9	$94.5
Net earnings	79.6	79.6	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(2.2)	—	—	2.2	—
Dividends declared	(125.4)	(129.0)	3.6	—	—	—
Treasury stock purchased	(152.2)	—	—	(152.2)	—	—
Treasury stock issued	53.2	—	(12.6)	65.8	—	—
Foreign currency translation adjustments	(38.0)	—	—	—	—	(38.0)
Cash flow hedges, net of tax	3.0	—	—	—	—	3.0
Defined benefit pension plans, net of tax	1.3	—	—	—	—	1.3
Stock options and benefit plan transactions, net of tax	7.9	—	7.9	—	—	—
Ending balance, September 30, 2014	$1,228.6	$2,084.8	$480.0	$(1,407.1)	$10.1	$60.8

	Nine Months Ended September 30, 2013
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2013	$1,442.2	$2,109.6	$460.6	$(1,206.7)	$7.7	$71.0
Net earnings	193.4	193.4	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.7)	—	—	1.7	—
Dividends declared	(126.4)	(127.3)	2.2	—	(1.3)	—
Treasury stock purchased	(123.1)	—	—	(123.1)	—	—
Treasury stock issued	53.1	—	(12.8)	65.9	—	—
Foreign currency translation adjustments	(6.3)	—	—	—	.1	(6.4)
Cash flow hedges, net of tax	2.5	—	—	—	—	2.5
Defined benefit pension plans, net of tax	2.9	—	—	—	—	2.9
Stock options and benefit plan transactions, net of tax	25.4	—	25.4	—	—	—
Ending balance, September 30, 2013	$1,463.7	$2,174.0	$475.4	$(1,263.9)	$8.2	$70.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2014	$158.3	$(23.5)	$(40.3)	$94.5
Other comprehensive income (loss) before reclassifications, pretax	(38.0)	1.1	(.3)	(37.2)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net Sales	—	.3	—	.3
Cost of goods sold; selling and administrative expenses	—	—	2.3	2.3
Interest expense	—	3.0	—	3.0
Subtotal of reclassifications, pretax	—	3.3	2.3	5.6
Other comprehensive income (loss), pretax	(38.0)	4.4	2.0	(31.6)
Income tax effect	—	(1.4)	(.7)	(2.1)
Attributable to noncontrolling interest	—	—	—	—
Ending balance, September 30, 2014	$120.3	$(20.5)	$(39.0)	$60.8

Beginning balance, January 1, 2013	$163.5	$(25.5)	$(67.0)	$71.0
Other comprehensive income (loss) before reclassifications, pretax	(6.3)	.5	.1	(5.7)
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.4	4.7	5.1
Interest expense	—	3.0	—	3.0
Subtotal of reclassifications, pretax	—	3.4	4.7	8.1
Other comprehensive income (loss), pretax	(6.3)	3.9	4.8	2.4
Income tax effect	—	(1.4)	(1.9)	(3.3)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Ending balance, September 30, 2013	$157.1	$(23.0)	$(64.1)	$70.0
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$130.3	$—	$130.3
Derivative assets* (Note 14)	—	1.5	—	1.5
Diversified investments associated with the Executive Stock Unit Program (ESUP)* (Note 9)	17.6	—	—	17.6
Total assets	$17.6	$131.8	$—	$149.4
Liabilities:
Derivative liabilities (Note 14)	$—	$1.7	$—	$1.7
Liabilities associated with the ESUP* (Note 9)	17.9	—	—	17.9
Total liabilities	$17.9	$1.7	$—	$19.6

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$114.8	$—	$114.8
Derivative assets (Note 14)	—	.6	—	.6
Diversified investments associated with the ESUP* (Note 9)	13.4	—	—	13.4
Total assets	$13.4	$115.4	$—	$128.8
Liabilities:
Derivative liabilities (Note 14)	$—	$.9	$—	$.9
Liabilities associated with the ESUP* (Note 9)	13.3	—	—	13.3
Total liabilities	$13.3	$.9	$—	$14.2
* - Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $830 carrying value by $7 at September 30, 2014 and $3 less than its $830 carrying value at December 31, 2013. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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
Cash Flow Hedges
Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

•	Commodity Cash Flow Hedges—We have historically used commodity cash flow hedges primarily to manage natural gas commodity price risk. Our last natural gas commodity hedge expired during 2013.

•	Interest Rate Cash Flow Hedges -
In August 2012, we issued $300 of 10-year notes with a coupon rate of 3.4%. As a part of this transaction, we settled our $200 forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7, which will be amortized out of accumulated other comprehensive income to interest expense over the life of the notes.
In anticipation of the maturity of our $180 million 4.65% Senior Notes due November 2014, we entered into a treasury lock agreement in October 2014. The treasury lock manages benchmark treasury interest rate risk associated with $50 million of future debt and will be settled at the earlier of November 12, 2014 or upon the issuance of debt. The treasury lock has an interest rate of 2.36%. The settlement of the treasury lock is not expected to result in a material gain or loss. We are evaluating financing alternatives for the retirement of the 4.65% Senior Notes, which may include accessing the capital markets, and believe that we have available sources of funds to satisfy this obligation, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2014
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2015	$100.7	$.1	$—	$.9
Future USD purchases of Canadian, European and Korean subsidiaries	Dec 2015	12.9	.8	.1	—
Future EUR sales of a Chinese subsidiary	Jun 2015	2.9	.2	—	—
Future JPY sales of Chinese subsidiaries	Jun 2015	4.5	.3	—	—
Total cash flow hedges			1.4	.1	.9
Fair value hedges:
USD receivables on a CAD subsidiary	Oct 2014	12.0	—	—	.2
USD inter-company note receivable on a CAD subsidiary	Oct 2014	8.0	—	—	.2
USD inter-company note receivable on a Swiss subsidiary	Sep 2015	8.0	—	—	.4
Total fair value hedges			—	—	.8
			$1.4	$.1	$1.7

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2013
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian and Chinese subsidiaries	Dec 2015	$133.9	$.1	$.8
Future JPY sales of a Chinese subsidiary	Dec 2014	5.1	.1	—
Future EUR sales of a Chinese subsidiary	Feb 2015	4.7	—	.1
Total cash flow hedges			.2	.9
Fair value hedges:
USD inter-company note receivable on a Swiss subsidiary	Mar 2014	14.5	.4	—
			$.6	$.9

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

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30
		2014	2013	2014	2013
Derivatives designated as hedging instruments
Commodity cash flow hedges	Cost of goods sold	$—	$.3	$—	$.1
Interest rate cash flow hedges	Interest expense	3.0	3.0	1.0	1.0
Foreign currency cash flow hedges	Net sales *	1.6	(.9)	.6	(.4)
Foreign currency cash flow hedges	Cost of goods sold	(.1)	—	(.1)	—
Foreign currency cash flow hedges	Other (income) expense, net	.1	.1	—	—
Total cash flow hedges		4.6	2.5	1.5	.7
Fair value hedges	Other (income) expense, net	1.3	(3.0)	1.4	(1.0)
Total derivative instruments		$5.9	$(.5)	$2.9	$(.3)

* Discontinued operations amounts included in the above:
		.1	(.1)	—	(.1)
15. CONTINGENCIES
We are a defendant in various proceedings involving employment, antitrust, intellectual property, environmental, taxation and other laws. When it is probable, in management’s judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings other than as indicated below, and the total liabilities recorded are not material to our financial position.

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
Settlement of the Shareholder Derivative Case. On May 12, 2014, the defendants, denying all wrongdoing and liability, entered into a Stipulation of Settlement whereby the Company would pay $2.9 for plaintiff counsel fees and costs and agree to certain Corporate Governance Measures in exchange for a complete release of all claims against all defendants. The Corporate Governance Measures include the continued maintenance, for a minimum of three years, of: (i) annual stock option grant dates to be pre-determined and fixed; (ii) plan documents to define the stock option exercise price, the grant date and the fair market value of the stock or the formula for determining such amount; (iii) the exercise price for each option to be 100% of the closing price on the grant date or the average closing market price on a range of dates; (iv) grant dates to be no earlier than the date the Board or Compensation Committee (or delegated committee for non-Section 16 officers) makes the determination granting such options; (v) all plans to comply with legal disclosure and accounting requirements; (vi) effective monitoring mechanisms for the timely and accurate filing of SEC Forms 3, 4 and 5; (vii) a majority of independent directors; (viii) the grants to Section 16 officers to be made at Board or Compensation Committee meetings; (ix) written documentation identifying all grantees, amounts and prices of stock options granted to be complete and final on the grant date and signed by the CEO or CLO; (x) training programs that address executive compensation, governance, and the requirements of our stock option plans; (xi) an annual message by the CEO to salaried employees regarding the importance of the compliance culture; (xii) annual reports to the Board or Audit Committee by the CLO or General Counsel on the status of corporate compliance; (xiii) the Company whistle blower program in compliance with law; and (xiv) an internal Audit Department approved by the Audit Committee with a Vice President of Internal Audit with adequate credentials and a direct reporting relationship to the Audit Committee.
The Court entered an order preliminarily approving the Stipulation of Settlement on June 4, 2014. Upon the Court’s preliminary approval the Company (i) filed the notice of settlement on Form 8-K on June 10, 2014; (ii) posted the notice on the Company’s website on the same date; and (iii) published the notice in the Investor’s Business Daily on June 12, 2014. A hearing was held on September 4, 2014 at which time the Court approved the final Settlement. In the third quarter of 2014, we paid $.7 in attorney's fees while $2.2 was paid by our insurance carrier.
Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against over 20 defendants alleging that competitors of our carpet underlay business unit and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws.
U.S. Direct Purchaser Class Action Cases. We have been named as a defendant in three pending direct purchaser class action cases (the first on November 15, 2010) on behalf of a class of all direct purchasers of polyurethane foam products. The direct purchaser class action cases were all filed in or were transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196.

The plaintiffs, on behalf of themselves and/or a class of direct purchasers, seek three times the amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the U.S. direct purchaser class actions in the consolidated case in Ohio, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. A motion for class certification was filed on behalf of the direct purchasers. A hearing on the motion was held January 15, 2014. On April 9, 2014, the Court certified the direct purchaser class. We filed a Petition for Permission to Appeal from Class Certification Order to the United States Court of Appeals for the Sixth Circuit on April 23, 2014. The petition to appeal was denied on September 29, 2014. The Court ordered all parties to attend non-binding mediation with a mediator of their choosing.
Settlement of U.S. Direct Purchaser Class Action Cases. We reached a tentative settlement in the U.S. direct purchaser class action cases on August 14, 2014, by agreeing to pay an aggregate amount of $39.8, inclusive of plaintiff attorneys' fees and costs. We continue to deny all allegations in the cases, but settled the direct purchaser class cases to avoid the risk, uncertainty, expense and distraction of the litigation. The settlement is subject to Court approval. We recorded a $39.8 (pre-tax) accrual for the settlement in the third quarter 2014. Since the payment would be partially attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, $8.3 is reflected in discontinued operations.
U.S. Indirect Purchaser Class Action Cases. We were named as a defendant (but not served with process) in an indirect purchaser class consolidated amended complaint filed on March 21, 2011 and subsequently sued in an indirect purchaser class action case filed on May 23, 2011, in the U.S. District Court for the Northern District of Ohio that proceeds under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs, on behalf of themselves and/or a class of indirect purchasers, bring damages claims under various states’ antitrust and consumer protection statutes, and are seeking three times an amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. On April 15 and May 6, 2011, we filed motions to dismiss the indirect purchaser class action, for failure to state a legally valid claim. On July 19, 2011, the Ohio Court denied the motions to dismiss. Discovery is nearing completion in the indirect purchaser class case. A motion for class certification was filed on behalf of the indirect purchasers. A hearing on the motion was held January 15, 2014. On April 9, 2014, the Court certified the indirect purchaser class. We filed a Petition for Permission to Appeal from Class Certification Order to the United States Court of Appeals for the Sixth Circuit on April 23, 2014. The petition to appeal was denied on September 29, 2014. The Court ordered all parties to attend non-binding mediation with a mediator of their choosing. The trial date for the indirect purchaser class cases is tentatively set for 2015.
U.S. Individual Direct Purchaser Cases. We have been named as a defendant in 38 individual direct purchaser cases filed between March 22, 2011 and October 16, 2013, which were filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims in the individual direct purchaser cases are generally the same as those asserted in the direct purchaser class action cases, with the exception of one case that also alleges an indirect purchaser claim. Additionally, several individual direct purchaser plaintiffs bring state claims under individual states’ consumer protection and/or antitrust statutes in addition to their federal claims. Once pretrial practice concludes, some of the individual direct purchaser cases are scheduled to be tried in the U.S. District Court for the Northern District of Ohio and others will be remanded back to the federal district courts where the cases were originally filed for trial.
Kansas Restraint of Trade Act Cases. We have been named as defendants in two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 and the other on April 11, 2013. These two cases were filed in the U.S. District Court for the District of Kansas and then transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims and allegations of these plaintiffs are generally the same as the other direct and indirect purchaser plaintiffs, with the exception that the Kansas plaintiffs seek full consideration damages (their total purchase amounts for the allegedly price-fixed polyurethane foam products). Once pretrial practice concludes, this case will be remanded back to the District of Kansas federal district court for trial.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Canadian Class Action Cases. We have been named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of the Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 13 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. The first issued class action is on behalf of a class of purchasers of polyurethane foam. The second issued class action is on behalf of purchasers of carpet underlay. We are not yet required to file our defenses in these or any other Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case, which was granted. This action has a pending motion for certification which is to be heard in January 2015. We also were notified in June 2014 of two motions to add us as parties to two class proceedings in British Columbia. Those proceedings are similar to the Ontario proceedings in that one proposes a class of purchasers of polyurethane foam (Majestic Mattress Mfg. Ltd. v. Vitafoam Products et al., No. VLC-S-S-106362 Vancouver Registry) and one proposes a class of purchasers of carpet underlay (Trillium Project Management Ltd. v. Hickory Springs Manufacturing Company et al., No.S106213 Vancouver Registry). The motion to add us as parties to these actions has been scheduled to be heard with the motions for certification in the two actions in April 2015. The British Columbia actions involve British Columbia purchasers only whereas the Ontario actions propose classes of Canadian purchasers. No certification motions will be brought in the Ontario actions until after the British Columbia motions for certification have been determined.
Missouri Class Action Case. On June 22, 2012, we were also made a party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff seeks unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied on November 5, 2012. Discovery has commenced and plaintiff has filed a motion for class certification. The parties' briefing is completed, and a hearing on the motion was held on February 20, 2014.
We deny all of the allegations in all of the above actions and will vigorously defend ourselves. These contingencies are subject to many uncertainties. Therefore, because of the complexity involved in the above cases, and based on the information available to date, and because the litigation involves unsettled legal theories, we cannot reasonably estimate the amount or range of potential loss, if any.
Brazilian Value-Added Tax Matters
Brazilian Federal Cases. On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $3, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil responded to the notice of violation on January 26, 2012 denying the violation. The Federal Revenue Office, on August 9, 2013, denied L&P Brazil’s defenses and upheld the assessment at the first administrative level. L&P Brazil filed an appeal on November 14, 2013. On December 29, 2011, L&P received another assessment in the amount of $.2, under case No. 10855.724509/2011-13 on the same subject matter in connection to certain import transactions carried out between 2007 and 2011. L&P filed its defense on February 2, 2012.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $5.2 under MPF Case No. 10855.725260/2012-36 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation on January 17, 2013 denying the violation. The Brazilian Revenue Office, on June 13, 2013, denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil appealed this decision on July 8, 2013. The Brazilian Revenue Office, on December 18, 2013, also issued an audit notice for years 2011 and 2012. On June 26, 2014, the Brazilian Revenue Office issued a new notice of violation against L&P Brazil in the amount of $1.0, under Case No. 10660.721523/2014-87, covering the period

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

from 2011 through 2012 on the same subject matter as the other assessments. L&P Brazil filed its defense on August 5, 2014.

In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Federal Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in the years 2006 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 15, 2014, L&P Brazil received five additional assessments regarding this same issue, covering the period 2011 through 2012. L&P Brazil filed its defense to these assessments on October 13, 2014. Combined with the prior assessments, L&P Brazil has received assessments totaling $3.5 on the same or similar denial of tax credit matters.
On February 1, 2013, the Brazilian Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 of social contributions (social security and social assistance payments) for the period September to October 2010. L&P Brazil filed its response, a Motion to Stay of Execution, on July 11, 2013. L&P Brazil argued the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a correct tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters).

On July 17, 2014, the Brazilian Finance Ministry rendered a preliminary decision to reject certain offsetting requests presented by L&P Brazil, which originated with Administrative Proceeding No. 10660.720850/2014-11. The Brazilian Finance Ministry alleges that L&P Brazil improperly offset $.2 of social contributions otherwise due in 2011. L&P Brazil filed its response on August 5, 2014, denying the allegations. L&P Brazil is defending on the basis that the social contribution debts were correctly offset with certain tax credits that were generated by L&P Brazil's use of a correct tariff code classification for value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Federal Brazilian matters).

On September 4, 2014, the Brazilian Federal Revenue issued an assessment against L&P Brazil in the amount of $.2, for the period of April 2011 through June 2012, as a penalty for L&P Brazil’s requests to offset certain tax credits. We filed our defense on October 16, 2014.
State of Sao Paulo, Brazil Cases. L&P Brazil is party to a proceeding involving the State of Sao Paulo, Brazil where the State of Sao Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking $2.3 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of Sao Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On September 29, 2010, the Court of Tax and Fees of the State of Sao Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals court remanded the case back to the Court of Tax and Fees for further findings. On November 9, 2012, the Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. On November 28, 2012, the State filed another special appeal. The determination to accept the special appeal was made on December 26, 2012, and L&P Brazil responded to this special appeal on January 24, 2013. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $2.3. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court seeking to have the Court of Tax and Fees ruling annulled.
On October 4, 2012, the State of Sao Paulo issued a Tax Assessment dated May 29, 2012 under Procedure Number 4.003.484 against L&P Brazil in the amount of $1.9 for the tax years 2009 through 2011. Similar to the 2009 assessment, the State of Sao Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of Sao Paulo. On June 21, 2013, the State of Sao Paulo's attorneys converted the Tax Assessment No. 4.003.484 to a tax collection action against L&P Brazil in the amount of $2.5, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil filed its response, a Motion to Stay of Execution, on January 27, 2014 denying the allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of Sao Paulo dated April 1, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $1.2 for the tax years January 2011 through August 2012 regarding the same subject matter. L&P filed its response on April 30, 2014, denying the allegations. On June 27, 2014, the first administrative level denied L&P Brazil’s defense and upheld the assessment. L&P Brazil filed its appeal of this decision on July 25, 2014.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of $.6, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation on January 17, 2013. On October 22, 2013, the first administrative level ruled against us but did reduce the tax to $.3 (plus interest and penalties). We appealed to the second administrative level on December 30, 2013, which affirmed the first administrative level ruling. The case will now proceed judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court. L&P Brazil filed its response, a Motion to Stay of Execution, on June 5, 2014.

We deny all of the allegations in all of the above actions. We believe that we have valid bases upon which to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to many uncertainties.

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
On July 29, 2013, the plaintiff filed a second lawsuit in the United States District Court for the Central District of California, Case No. CV13-05463 alleging that we and Simmons Bedding Company have continued to infringe the three patents on an automatic stapling machine and the methods used to assemble box springs, and that the plaintiff is entitled to additional damages from January 24,2012 forward. Leggett and Simmons Bedding Company filed their Answers on November 20, 2013. On September 10, 2014, the Court granted summary judgment finding that the use of an earlier version of the automatic stapling machines constituted infringement, but also finding that use of a redesigned version of the machine does not infringe any Imaginal patent. On October 17, 2014, the parties entered into a Confidential Settlement Agreement and Limited Release, whereby Leggett agreed to pay Imaginal a cash payment, which is not material to the Company, to settle the part of the case concerning the machines found to infringe. Imaginal is appealing the summary judgment ruling that the redesigned stapling machines do not infringe to the U.S. Court of Appeals for the Federal Circuit.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At this time, we do not expect that the outcome of this matter will have a material adverse effect on our financial condition, operating cash flows or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
What We Do
Leggett & Platt is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, automobiles, and commercial airplanes. We make components that are often hidden within, but integral to, our customers’ products.
We are the leading U.S. manufacturer of: components for residential furniture and bedding, adjustable bed bases, carpet underlay, components for office furniture, drawn steel wire, thin-walled titanium and nickel tubing for the aerospace industry, automotive seat support and lumbar systems, and bedding industry machinery.
Our Segments
Our continuing operations are comprised of 18 business units in four segments, with approximately 19,000 employees, and 130 production facilities located in 18 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components mainly used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also sell carpet cushion, adjustable bed bases, bed frames, ornamental beds and geo components. This segment generated 53% of total sales during the first nine months of 2014.
Commercial Fixturing & Components: Operations in this segment produce chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture. This segment contributed 5% of total sales in the first nine months of 2014.
Industrial Materials: These operations primarily supply steel rod, drawn steel wire, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. We also supply titanium and nickel tubing for the aerospace industry. This segment generated 21% of our total sales during the first nine months of 2014.
Specialized Products: From this segment we supply lumbar support systems and seat suspension systems used by automotive seating manufacturers. We manufacture and install the racks, shelving and cabinets used to outfit fleets of service vans. We also produce quilting, sewing, and wire forming machinery, some of which is used by other Leggett operations as well as external customers, including bedding manufacturers. This segment contributed 21% of our total sales in the first nine months of 2014.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At September 30, for the three-year measurement period that will end on December 31, 2014, we have so far generated TSR of 20% per year on average, which places us above the midpoint of the S&P 500 over that same time frame.
Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 7% of our sales in 2013. Many are companies whose names are widely recognized. They include most producers of residential furniture and bedding, automotive and office seating manufacturers, and a variety of other companies.

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
As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile during certain periods in recent years. Since late 2013, metal margins have been under pressure as market conditions have not allowed full recovery of higher costs. A dumping case brought early in 2014 by major U.S. steel rod producers has continued to advance through the process and final determination is set for late fourth quarter.
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

Tentative Settlement of U.S. Direct Purchaser Polyurethane Foam Class Action Cases
We previously disclosed that we are a defendant in a series of civil antitrust lawsuits involving the sale of polyurethane foam. The U.S. cases in federal court are pending in the District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. We have reached a tentative settlement in the U.S. direct purchaser class action cases by agreeing to pay an aggregate amount of $39.8 million, inclusive of plaintiff attorneys’ fees and costs. We continue to deny all allegations in all of the cases, but have settled the direct purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The settlement is subject to Court approval.
We recorded a $39.8 million (pre-tax) accrual for this settlement in the third quarter. Since the payment would be partially attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, $8.3 million of the charge is reflected in discontinued operations.
We remain a defendant in all other previously disclosed antitrust cases involving the sale of polyurethane foam. For more information regarding our litigation contingencies, See Footnote 15 “Contingencies” on page 25 of the Notes to Consolidated Condensed Financial Statements.

Discontinued Operations

As indicated in our Form 10-Q for the second quarter of 2014, we have engaged an investment banker and began exploring strategic alternatives regarding the Store Fixtures reporting unit, including the possibility of divestiture of this business. We indicated at that time that we were monitoring these activities and would make the appropriate changes within our financial statements if all of the criteria for held for sale and/or discontinued operations were met. During the third quarter of 2014, we determined that the business met the held for sale and discontinued operations criteria. As such, it is disclosed in our financial statements as a discontinued operation. On November 1, 2014, we sold the majority of the Store Fixtures reporting unit for total consideration of approximately $62 million. At this price, we expect to record an after-tax loss of approximately $6 million in the fourth quarter, which will be recognized in Discontinued Operations. We continue to pursue the sale of the remaining portion of the reporting unit. The Store Fixtures business was previously reported as part of the Commercial Fixturing & Components segment. This business manufactures and distributes custom-designed, full store fixture packages for retailers, including shelving, counters, showcases and garment racks. It also manufactures and distributes standardized shelving used by large retailers, grocery stores and discount chains.

For further information on discontinued operations, see Note 5 “Discontinued Operations” on page 8 of the Notes to Consolidated Condensed Financial Statements.”
Goodwill Impairment of Store Fixtures Group and Potential Sale

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. We review our ten reporting units for potential goodwill impairment in June of each year, and more often if an event or circumstance occurs making it likely that impairment exists. We performed our annual goodwill impairment review in June 2014, and on July 14, 2014, concluded that an impairment charge of $108 million was required for our Store Fixtures group, which was formerly part of the Commercial Fixturing & Components segment. The impairment charge reflects the complete write-off of the goodwill associated with the Store Fixtures group and, at this time, is not expected to result in significant future cash expenditures.

The Store Fixtures group is dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Because of the seasonal nature of the fixture & display industry (where revenue and profitability are typically expected to increase in the second and third quarters assuming the normal historical pattern of heavy shipments during these months) we reasonably anticipated being awarded significant customer orders in the second quarter of 2014. However, as the second quarter progressed, anticipated orders did not materialize and the Store Fixtures business deteriorated, with declines most pronounced in May and June. Taking these recent developments into account, we lowered our projection of future margins and growth rates (from 4.8% in prior year's review to .5% in the current year for 10-year compound growth rate for EBIT plus depreciation and amortization)

and increased the discount rate from 10.5% to 12%, causing fair value to fall below carrying value. The lower expectations of future revenue and profitability are due to reduced overall market demand for shelving, counters, showcases and garment racks as many retailers are reducing their investments in traditional store space and focusing more on e-commerce initiatives.

We have engaged an investment banker and are actively marketing the Store Fixtures group for sale. On November 1, 2014, we sold the majority of the Store Fixtures group for total consideration of approximately $62 million. At this price, we expect to record an after-tax loss of approximately $6 million in the fourth quarter, which will be recognized in Discontinued Operations. We continue to pursue the sale of the remaining portion of the group. For more information on our Store Fixtures group, see Footnote 5 “Discontinued Operations” on page 8 of the Notes to Consolidated Condensed Financial Statements.”
Acquisitions
On July 1, 2014 we jointly announced with Tempur Sealy, the purchase of their three U.S. innerspring component production facilities. In conjunction with this purchase, we also expanded and extended our supply relationship and became the exclusive long-term provider in the U.S. and Canada of wire-based innersprings for Tempur Sealy, and boxsprings for Sealy. The additional production should enhance economies of scale, benefit from our vertical integration in steel rod and wire, and allow manufacturing optimization across a broad asset base. We expect this agreement to add approximately 2% to sales. See Note 10 for additional information regarding acquisitions.
Restructuring
There were no significant restructuring-related costs incurred in either the first nine months of 2014 or 2013.
RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
The following discussion of consolidated results reflects only continuing operations. Prior year amounts have been retrospectively adjusted to reflect the reclassification of Store Fixtures to discontinued operations.
Third Quarter:
Earnings per share (EPS) from continuing operations were $.37, including foam litigation settlement expense announced in August of $.14 per share. Third quarter 2013 EPS from continuing operations was $.45, including an acquisition-related bargain purchase gain of $.06 per share. Current quarter earnings benefited from sales growth, a lower tax rate, and reduced share count.
Sales from continuing operations grew 14% versus the prior year, the strongest quarterly sales growth achieved since 2011. Same location sales improved 9% due to strong volume gains in most of our residential markets (including bedding, adjustable beds, home furniture, geo components, fabric converting, and carpet underlay), and also in the automotive markets. Acquisitions contributed 5% to sales.
Earnings Before Interest and Taxes (EBIT) were $75 million in the third quarter of 2014, including foam litigation settlement expense of $32 million. EBIT in the third quarter of 2013 was $99 million, including an acquisition-related bargain purchase gain of $9 million. Current quarter EBIT benefited primarily from sales growth.

Nine Months Ended September 30, 2014:
Current year EPS from continuing operations was $1.23 and included the $.14 per share foam litigation settlement expense mentioned above. For the prior year, EPS from continuing operations was $1.18, including the $.06 per share acquisition-related bargain purchase gain. EPS in the current year benefited primarily from higher sales, a lower tax rate, and reduced share count.
Sales from continuing operations increased 8%, to $2.83 billion in the first nine months of 2014, versus $2.62 billion for the same period of 2013. Same location sales were up 5%, with growth in most of our residential markets, and also in Automotive and Work Furniture offset by declines in Commercial Vehicle Products. Acquisitions added 3% to sales for the nine-month period.
EBIT for the first nine months of 2014 was $263 million, and included $32 million of foam litigation settlement expense. For the first nine months of 2013, EBIT was $269 million, including an acquisition-related bargain purchase gain of $9 million. EBIT in 2014 benefited primarily from sales growth.

LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2014, we estimate $2.1 million of LIFO expense in continuing operations. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated.

The following table contains the LIFO benefit (expense) included in continuing operations for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
LIFO (expense) benefit	$(1.6)	$8.2	$(1.2)	$3.9
Interest Expense and Income Taxes
Third quarter 2014 interest expense was essentially unchanged from the third quarter of 2013.
The third quarter effective tax rate on continuing operations was 20%, compared to 27% for the same quarter last year. The 2014 rate benefited from a $32 million litigation accrual recorded as a discrete item in the quarter, which favorably impacted the tax rate by 6%. Additionally, the 2014 rate benefited from a provision adjustment related to tax returns filed in the quarter, as well as a deferred tax liability adjustment made in Switzerland, totaling $3 million. The 2013 rate benefited from a non-taxable bargain purchase gain generated by an acquisition. We anticipate an effective tax rate on continuing operations for the fourth quarter of approximately 28%. That rate is contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.
Discussion of Segment Results
Third Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables. Prior year amounts have been retrospectively adjusted to reflect the reclassification of Store Fixtures to discontinued operations.

(Dollar amounts in millions)	Three Months ended September 30, 2014 Net Sales	Three Months ended September 30, 2013 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$604.5	$508.6	$95.9	18.9%	11.4%
Commercial Fixturing & Components	50.2	49.3	.9	1.8	1.9
Industrial Materials	224.3	206.0	18.3	8.9	6.8
Specialized Products	219.1	192.0	27.1	14.1	13.4
Total	1,098.1	955.9	142.2	14.9
Intersegment sales	(100.7)	(78.3)	(22.4)
External sales	$997.4	$877.6	$119.8	13.7%	8.7%

	Three Months ended September 30, 2014 EBIT	Three Months ended September 30, 2013 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Three Months ended September 30, 2014	Three Months ended September 30, 2013
Residential Furnishings	$32.0	$46.3	$(14.3)	(30.9)%	5.3%	9.1%
Commercial Fixturing & Components	3.4	3.5	(.1)	(2.9)	6.8	7.1
Industrial Materials	17.5	16.0	1.5	9.4	7.8	7.8
Specialized Products	27.8	21.6	6.2	28.7	12.7	11.3
Intersegment eliminations & other	(4.1)	8.1	(12.2)
Change in LIFO reserve	(1.2)	3.9	(5.1)
Total	$75.4	$99.4	$(24.0)	(24.1)%	7.6%	11.3%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Total sales increased $96 million, or 19%. Same location sales increased 11% with unit volume growth in most product categories. Acquisitions contributed the remainder of the sales growth.
Excluding acquisitions, U.S. Spring component dollar sales increased 12%. Innerspring unit volume grew 9%, with the Comfort Core premium innerspring category up 85% during the quarter. Boxspring unit volume increased 2%. Sales grew 10% in International Spring, primarily from market share gains and increased Comfort Core sales in Europe. In Furniture Components, sales increased 7%. Volume in our seating and sofa sleeper business grew 9% and motion hardware unit volume was up 6%. Adjustable Bed units grew 76% in the quarter from a combination of new programs that were fully ramped up by the end of the quarter and strength in historic customer programs. Sales also increased meaningfully in Fabric Converting, Geo Components, and Carpet Underlay.
Third quarter segment EBIT decreased $14 million as higher sales and a $2 million hurricane-related insurance gain were more than offset by a $32 million foam litigation settlement expense.
Commercial Fixturing & Components
Same location sales in the segment increased 2% in the third quarter. With the move of Store Fixtures into discontinued operations, the segment is now comprised entirely of our Work Furniture business, which was formerly named Office Furniture Components. Sales grew in the quarter, although at a slower rate than experienced in the first half of the year, largely from timing of programs and normal industry demand variation.
Segment EBIT was essentially flat and EBIT margin decreased slightly versus the prior year.
Industrial Materials
Total sales increased $18 million, or 9%. Same location sales grew 7%, primarily from higher unit volume from our rod mill and wire operations. Acquisitions contributed 2% to sales growth.

EBIT increased and EBIT margin was essentially flat with the prior year.

Our aerospace business (which resides in this segment) continues to perform very well domestically, and earnings should further benefit as we fully integrate our European acquisitions.
Specialized Products
Same location sales grew 13% due to strong automotive demand and higher machinery sales. Automotive sales increased 19% from a combination of expanded content, participation in new vehicle platforms, and demand strength in each of the major geographic markets. Same location sales also increased 13% in Machinery. These combined improvements were partially offset by a 9% sales decrease in Commercial Vehicle Products.

The segment’s EBIT and EBIT margin increased during the quarter primarily from higher sales, partially offset by a $3 million litigation accrual.

Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. As indicated in our Form 10-Q for the second quarter of 2014, the Board of Directors authorized management to proceed with activities necessary to dispose of our Store Fixtures business. We indicated at that time that we were monitoring these activities and would make the appropriate changes within our financial statements if all of the criteria for held for sale and/or discontinued operations were met. During the third quarter, we determined that the business met held for sale and discontinued operations criteria. As such, it is disclosed in our financial statements as a discontinued operation.
EPS from discontinued operations was a loss of $.03 in the third quarter of 2014, versus earnings of $.04 in the same quarter of 2013. The year-over-year decline reflects foam litigation settlement expense of $.03 per share (in the current year) and continued weak demand in Store Fixtures. For further information about discontinued operations, see Note 5 of the Notes to Consolidated Condensed Financial Statements.
Nine-Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements. A summary of the segment results are shown in the following tables. Prior year amounts have been retrospectively adjusted to reflect the reclassification of Store Fixtures to discontinued operations.

(Dollar amounts in millions)	Nine Months ended September 30, 2014 Net Sales	Nine Months ended September 30, 2013 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$1,639.3	$1,484.2	$155.1	10.5%	7.8%
Commercial Fixturing & Components	146.6	140.9	5.7	4.0	4.1
Industrial Materials	658.1	645.9	12.2	1.9	(3.1)
Specialized Products	648.2	586.7	61.5	10.5	10.0
Total	3,092.2	2,857.7	234.5	8.2
Intersegment sales	(263.2)	(239.7)	(23.5)
External sales	$2,829.0	$2,618.0	$211.0	8.1%	5.2%

	Nine Months ended September 30, 2014 EBIT	Nine Months ended September 30, 2013 EBIT	Change in EBIT		EBIT Margins(2)
(Dollar amounts in millions)			$	%	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013
Residential Furnishings	$135.6	$129.7	$5.9	4.5%	8.3%	8.7%
Commercial Fixturing & Components	9.6	7.6	2.0	26.3	6.5	5.4
Industrial Materials	42.3	59.0	(16.7)	(28.3)	6.4	9.1
Specialized Products	87.7	65.3	22.4	34.3	13.5	11.1
Intersegment eliminations & other	(10.2)	(.4)	(9.8)
Change in LIFO reserve	(1.6)	8.2	(9.8)
Total	$263.4	$269.4	$(6.0)	(2.2)%	9.3%	10.3%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Total sales increased 10% in the first nine months of 2014. Same location sales increased 8%, reflecting higher unit volume and favorable product mix.
Segment EBIT increased for the nine month period, as the benefit from higher sales more than offset the $32 million foam litigation settlement expense recognized in third quarter.
Commercial Fixturing & Components
Same location sales increased 4% in the first nine months of 2014 from new programs we have been awarded in our Work Furniture business and gradually improving market demand.

Segment EBIT and EBIT margins increased for the nine month period on improved sales.
Industrial Materials
Total sales increased 2% in the first nine months of 2014, with acquisitions adding 5%. Same location sales for the period decreased 3%, primarily from lower unit volume in wire, rod, and steel tubing.

EBIT and EBIT margin for the segment decreased during the nine month period due to compression of metal margins in rod and wire, lower unit volume, and extreme weather impacts early in the year.
Specialized Products
Same location sales for the segment grew 10% in the first nine months of 2014. Automotive sales increased from a combination of expanded content, participation in new vehicle platforms, and demand strength in each of the major geographic markets. Same location sales also increased in Machinery. These combined improvements were partially offset by lower sales in Commercial Vehicle Products.

The segment’s EBIT and EBIT margins increased during the nine-month period, primarily from higher sales.
Discontinued Operations
Earnings from discontinued operations are presented net of tax on the Consolidated Condensed Statements of Operations. EPS from discontinued operations was a loss of $.69 in the first nine months of 2014, versus earnings of $.12 for the same period of 2013. Current year results included a second quarter non-cash goodwill impairment charge of $.65 for the complete write off of the goodwill associated with the Store Fixtures group and a third quarter foam litigation settlement expense of $.03. Prior year results included tax-related benefits of $.05. The remaining year-over-year earnings decline primarily reflects weak demand in Store Fixtures. For further information about discontinued operations, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For 2014, we expect cash flow from operations to exceed $350 million.
Cash from operating activities was $132 million for the third quarter of 2014. This compares with operating cash of $116 million in the third quarter of 2013.
We continue to closely monitor our working capital levels, and ended the quarter with adjusted working capital at 9.7% of annualized sales, notably better than our 15% target. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement. We also exclude working capital associated with discontinued operations to monitor operating performance of our ongoing businesses.

(Amounts in millions)	September 30, 2014	December 31, 2013
Current assets	$1,435	$1,282
Current liabilities (1)	(1,144)	(829)
Working capital	291	453
Cash and cash equivalents	(243)	(273)
Current debt maturities	382	181
Less: Store Fixtures working capital	(45)	(41)
Adjusted working capital	$385	$320
Annualized sales (2)	$3,988	$3,436
Adjusted working capital as a percent of annualized sales	9.7%	9.3%

(1)	Current liabilities at September 30, 2014 included a $40 million accrual for the foam litigation settlement.
(2) Annualized sales equal 3rd quarter 2014 sales from continuing operations of $997 million and 4th quarter 2013 sales from continuing operations of $859 million in 2013, multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Working Capital Trends
The following chart presents key working capital trends for the last five quarters. These amounts have been retrospectively adjusted to reflect only continuing operations.

65
60
55
50
45
40
35
30
25
Number of Days
60
61
62
59
56
51
44
51
50
50
41
44
44
44
42
Sep 13
Dec 13
Mar 14
Jun 14
Sep 14
Quarter Ended
Inventory, net - DIO
Accounts Receivable - DSO
Accounts Payable - DPO

(Dollar amounts in millions)	Sep-13 (4)	Dec-13 (4)	Mar-14 (4)	Jun-14 (4)	Sep-14
Trade Receivables, net	$482.0	$412.2	$493.9	$528.0	$539.2
Inventory, net	$455.4	$459.5	$483.7	$490.5	$476.5
Accounts Payable	$309.5	$328.2	$338.3	$362.4	$356.9

(1)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(2)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(4)	Amounts have been retrospectively adjusted to move the Store Fixtures unit to held for sale and discontinued operations in the third quarter of 2014.

• Days Sales Outstanding (DSO): Accounts receivable increased versus the third quarter last year, primarily due to higher sales. We ended the third quarter with DSO of 50 days, down slightly from 51 days in the same quarter last year. We have experienced reductions in our DSO, driven by improved payment patterns of several large customers, certain customers taking advantage of cash discounts, and other programs with incentives for early payment offered in conjunction with third parties. Payment trends by major customers were stable. In the first nine months of 2014, we incurred $4.1 million of bad debt expense as compared to $4.3 million in the first nine months of 2013.

•Days Inventory Outstanding (DIO): Inventory increased versus the third quarter last year, primarily due to increased sales and acquisitions. We ended the third quarter with DIO of 56 days, down from 60 days in the third quarter 2013. Expense associated with slow moving and obsolete inventories in the first nine months of 2014 was $7.2 million, as compared to $10.3 million in the first nine months of 2013.
•Days Payable Outstanding (DPO): We actively strive to optimize accounts payable terms. We have implemented various programs with our vendors and third parties over the past several years. We continue to gradually optimize accounts payable levels, but the rate of incremental improvement has slowed. We ended third quarter with DPO of 42 days, up slightly from 41 days in the third quarter of last year.

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
Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). On July 1, 2014 we jointly announced with Tempur Sealy the purchase of their three U.S. innerspring component production facilities for total consideration of $48 million. See page 18 for additional details regarding this acquisition.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2014 should approximate $170 million.
Maintaining and increasing the dividend remains a high priority. In August, we increased the quarterly dividend by $.01, or 3%, to $.31 per share. 2014 marks our 43rd consecutive annual dividend increase, at an average compound annual growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been higher in recent years, but as earnings grow, we expect to move into that target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2014, we repurchased .8 million shares of our stock (at an average price of $34.62 per share) and issued 1.2 million shares, largely for employee option exercises. Year-to-date, we have purchased 4.7 million shares, and issued 2.9 million shares. Shares outstanding have decreased by 1.8 million in 2014, to 137.6 million. For the full year, we currently expect to purchase approximately 5 million shares and to issue approximately 3 million shares through employee benefit plans.
Consistent with our stated priorities, we expect to use remaining cash (after funding capital expenditures, dividends, and acquisitions) to prudently buy back our stock, subject to the outlook for the economy, our level of cash generation, and other potential opportunities to strategically grow the company. We have been authorized by the Board of Directors to repurchase up to 10 million shares each year, however no specific repurchase commitment or timetable has been established.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2014	December 31, 2013
Long-term debt outstanding:
Scheduled maturities	$467	$673
Average interest rates*	4.6%	4.6%
Average maturities in years*	4.1	4.7
Revolving credit/commercial paper	152	16
Average interest rate	.2%	.2%
Total long-term debt	619	689
Deferred income taxes and other liabilities	192	191
Shareholders’ equity and noncontrolling interest	1,229	1,399
Total capitalization	$2,040	$2,279
Unused committed credit:
Long-term	$448	$584
Short-term	—	—
Total unused committed credit	$448	$584
Current maturities of long-term debt	$382	$181
Cash and cash equivalents	$243	$273
Ratio of earnings to fixed charges**	6.2 x	4.8 x

*	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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

(Amounts in millions)	September 30, 2014	December 31, 2013
Debt to total capitalization:
Long-term debt	$619	$689
Current debt maturities	382	181
Cash and cash equivalents	(243)	(273)
Net debt	$758	$597
Total Capitalization	$2,040	$2,279
Current debt maturities	382	181
Cash and cash equivalents	(243)	(273)
Net capitalization	$2,179	$2,187
Long-term debt to total capitalization	30.3%	30.2%
Net debt to net capitalization	34.8%	27.3%

Total debt (which includes long-term debt and current debt maturities) grew $131 million versus year-end 2013 levels from a $136 million increase in commercial paper borrowing, partially offset by the payoff of $5 million in industrial revenue bonds.
Short Term Borrowings
We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 12 lenders. This agreement expires in August 2019. The credit agreement allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2014	December 31, 2013
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(152)	(16)
Letters of credit issued under the credit agreement	—	—
Total program usage	(152)	(16)
Total program available	$448	$584
The average and maximum amount of commercial paper outstanding during the third quarter of 2014 was $253 million and $300 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $69 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

In anticipation of the maturity of our $180 million 4.65% Senior Notes due November 2014, we entered into a treasury lock agreement in October 2014. The treasury lock manages benchmark treasury interest rate risk associated with $50 million of future debt and will be settled at the earlier of November 12, 2014 or upon the issuance of debt. The treasury lock has an interest rate of 2.36%. The settlement of the treasury lock is not expected to result in a material gain or loss. We are evaluating financing alternatives for the retirement of the 4.65% Senior Notes, which may include accessing the capital markets, and believe that we have available sources of funds to satisfy this obligation, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock. For more information on our treasury lock, see Footnote 14 “Risk Management and Derivative Financial Instruments” beginning on page 23 of the Notes to Consolidated Condensed Financial Statements.”
Accessibility of Cash
At September 30, 2014 we had cash and cash equivalents of $243 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, due to capital requirements in various jurisdictions, approximately $64 million of this cash is currently inaccessible for repatriation. Additionally, if we had to bring all the foreign cash back immediately in the form of dividends, we would incur incremental tax expense of up to $71 million. During the first nine months of 2014 and for the full year 2013, we brought back $90 million and $119 million (respectively) of cash, in each case at little to no added tax cost.
NEW ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board (FASB) issued updated guidance, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We will adopt this guidance on January 1, 2015, and we do not believe it will have a material impact on our future financial statements.
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers, which supersedes much of the existing authoritative literature for revenue recognition. This guidance will be effective January 1, 2017. We are currently evaluating the newly issued guidance and the impact on our future financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Treasury Lock

In anticipation of the maturity of our $180 million 4.65% Senior Notes due November 2014, we entered into a treasury lock in October 2014. The treasury lock manages benchmark treasury interest rate risk associated with $50 million of future debt and will be settled at the earlier of November 12, 2014 or upon the issuance of debt. The treasury lock has an interest rate of 2.36%. The settlement of the treasury lock is not expected to result in a material gain or loss. For more information on our treasury lock, see Footnote 14 “Risk Management and Derivative Financial Instruments” beginning on page 23 of the Notes to Consolidated Condensed Financial Statements.
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $830 million carrying value by $7 million at September 30, 2014 and was less than its $830 million carrying value by $3 million at December 31, 2013. The fair value of fixed rate debt at September 30, 2014 and December 31, 2013 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.

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
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $938 million at September 30, 2014, compared to $958 million at December 31, 2013.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of September 30, 2014 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2014, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 15 beginning on page 25 of the Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
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

We are exposed to legal contingencies related to various lawsuits and other claims, including certain antitrust suits related to sale of polyurethane foam that, if realized, could have a material negative impact on our financial condition, earnings and cash flows.
We previously disclosed that we are a defendant in a series of civil antitrust lawsuits involving the sale of polyurethane foam products. The U.S. cases in federal court are pending in the District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. We have reached a tentative settlement in the U.S. direct purchaser class action cases by agreeing to pay an aggregate amount of $39.8 million, inclusive of plaintiff attorneys’ fees and costs. We continue to deny all allegations in all of the cases, but have settled the direct purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The settlement is subject to Court approval.
We have recorded a $39.8 million (pre-tax) accrual for this settlement in the third quarter. Since the payment would be partially attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, $8.3 of the charge is reflected in discontinued operations.
We remain a defendant in all other previously disclosed antitrust cases involving the sale of polyurethane foam. Because of the complexity involved in the remaining cases, we are unable to reasonably determine the probable outcome or the amount of loss, or range of loss, if any, associated with these cases. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate liabilities in the financial statements and make charges against earnings. If our assumptions or analysis regarding these contingencies is incorrect, we could incur damages which could have a material negative impact on our financial condition, earnings and cash flows. For more information regarding our litigation contingencies, See Footnote 15 “Contingencies” on page 26 of the Notes to Consolidated Condensed Financial Statements.
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

(Dollar amounts in millions)	September 30, 2014 Book Value	% of Total Assets
Goodwill	$831.5
Other intangibles	213.1
Total goodwill and other intangibles	$1,044.6	33%
Net property, plant and equipment	$546.6
Other long-lived assets	158.5
Total net property, plant and equipment and other long- lived assets	$705.1	22%

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

We performed our annual goodwill impairment review in June 2014, and on July 14, 2014, concluded that an impairment charge of $108 million was required for our Store Fixtures group, which is now reported as discontinued operations and was previously part of the Commercial Fixturing and Components segment. No long-lived asset impairments (excluding goodwill) were indicated during this review. At this time, we do not expect to incur significant future cash expenditures related to this impairment charge. During the third quarter of 2014, all of the criteria to classify this unit as held for sale and discontinued operations were met. On November 1, 2014, we sold the majority of the Store Fixtures reporting unit for total consideration of approximately $62 million. At this price, we expect to record an after-tax loss of approximately $6 in the fourth quarter, which will be recognized in Discontinued Operations. We continue to pursue the sale of the remaining portion of the reporting unit.

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

Percentage of Fair Value in Excess of Carrying Value	September 30, 2014 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—
25% - 49%	205.3	2.0% - 5.5%	3.0%	9.5% - 10.0%
50% - 74%	393.0	.5% - 3.8%	3.0%	9.0% - 12.0%
75%+	233.2	3.7% - 8.2%	3.0%	9.0% - 9.5%
	$831.5	.5% - 8.2%	3.0%	9.0% - 12.0%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month during the third quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2014	227,165	$33.46	130,014	6,587,701
August 2014	88,981	$33.63	58,929	6,528,772
September 2014	359,874	$35.48	3,509	6,525,263
Total	676,020	$34.56	192,452

(1)
This number includes 483,568 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include forfeited stock units or shares withheld for taxes in option exercises and stock unit conversions during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit

Exhibit 10.1	-
Second Amendment to Credit Agreement, dated August 15, 2014, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the banking institutions named therein, filed August 19, 2014 as Exhibit 10.3 to the Company's Form 8-K. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and September 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 4, 2014	By:	/s/ DAVID S. HAFFNER
David S. Haffner Board Chair and Chief Executive Officer

DATE: November 4, 2014	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 10.1
Second Amendment to Credit Agreement, dated August 15, 2014, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the banking institutions named therein, filed August 19, 2014 as Exhibit 10.3 to the Company's Form 8-K. (SEC File No. 001-07845)

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2014.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and September 30, 2013; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; and (v) Notes to Consolidated Condensed Financial Statements.