Form 10-Q
period 2015-03-31
LEGGETT & PLATT INC
filed 2015-05-06
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 24, 2015: 137,779,784

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	March 31, 2015	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$262.2	$332.8
Trade receivables, net	482.5	470.4
Other receivables, net	49.5	52.9
Total receivables, net	532.0	523.3
Inventories
Finished goods	257.1	252.1
Work in process	51.2	55.5
Raw materials and supplies	259.6	247.0
LIFO reserve	(61.7)	(73.0)
Total inventories, net	506.2	481.6
Other current assets	108.9	91.9
Total current assets	1,409.3	1,429.6
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,101.7	1,161.5
Buildings and other	529.9	551.1
Land	39.9	40.1
Total property, plant and equipment	1,671.5	1,752.7
Less accumulated depreciation	1,138.3	1,193.8
Net property, plant and equipment	533.2	558.9
OTHER ASSETS
Goodwill	809.0	819.0
Other intangibles, less accumulated amortization of $133.6 and $129.7 as of March 31, 2015 and December 31, 2014, respectively	211.9	204.7
Sundry	139.8	128.4
Total other assets	1,160.7	1,152.1
TOTAL ASSETS	$3,103.2	$3,140.6
CURRENT LIABILITIES
Current maturities of long-term debt	$202.2	$201.7
Accounts payable	357.5	369.8
Accrued expenses	304.6	337.6
Other current liabilities	88.8	83.1
Total current liabilities	953.1	992.2
LONG-TERM LIABILITIES
Long-term debt	798.0	766.7
Other long-term liabilities	184.9	185.0
Deferred income taxes	50.8	41.8
Total long-term liabilities	1,033.7	993.5
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	506.8	502.4
Retained earnings	2,089.0	2,061.3
Accumulated other comprehensive loss	(40.8)	(2.6)
Treasury stock	(1,450.1)	(1,416.6)
Total Leggett & Platt, Inc. equity	1,106.9	1,146.5
Noncontrolling interest	9.5	8.4
Total equity	1,116.4	1,154.9
TOTAL LIABILITIES AND EQUITY	$3,103.2	$3,140.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2015	2014
Net sales	$966.2	$875.5
Cost of goods sold	748.4	698.7
Gross profit	217.8	176.8
Selling and administrative expenses	97.5	92.1
Amortization of intangibles	5.2	4.8
Other (income) expense, net	3.4	(5.9)
Earnings (loss) from continuing operations before interest and income taxes	111.7	85.8
Interest expense	11.0	10.4
Interest income	1.3	1.4
Earnings (loss) from continuing operations before income taxes	102.0	76.8
Income taxes	28.7	20.8
Earnings (loss) from continuing operations	73.3	56.0
Earnings (loss) from discontinued operations. net of tax	(.5)	(2.3)
Net earnings (loss)	72.8	53.7
(Earnings) attributable to noncontrolling interest, net of tax	(1.1)	(.6)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$71.7	$53.1
Earnings (loss) per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.51	$.39
Diluted	$.50	$.38
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$(.02)
Diluted	$—	$(.02)
Net earnings (loss) per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.51	$.37
Diluted	$.50	$.37

Cash dividends declared per share	$.31	$.30

Average shares outstanding
Basic	141.9	142.4
Diluted	143.8	144.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2015	2014
Net earnings	$72.8	$53.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(37.8)	(15.1)
Cash flow hedges	(1.7)	(.1)
Defined benefit pension plans	1.3	.6
Other comprehensive loss	(38.2)	(14.6)
Comprehensive income	34.6	39.1
Less: comprehensive (income) attributable to noncontrolling interest	(1.1)	(.4)
Comprehensive income attributable to Leggett & Platt, Inc.	$33.5	$38.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
OPERATING ACTIVITIES
Net earnings	$72.8	$53.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22.5	22.1
Amortization of intangibles and debt issuance costs	7.1	6.8
Provision for losses on accounts and notes receivable	1.5	1.1
Writedown of inventories	2.5	2.4
Goodwill impairment	4.1	—
Long-lived asset impairments	1.8	.5
Net gain from sales of assets and businesses	(1.5)	(4.1)
Deferred income tax expense	9.9	10.7
Stock-based compensation	12.2	10.5
Excess tax benefits from stock-based compensation	(11.4)	(1.3)
Other, net	4.9	1.6
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(28.5)	(96.5)
Inventories	(36.8)	(27.6)
Other current assets	(.1)	(1.7)
Accounts payable	(5.0)	18.0
Accrued expenses and other current liabilities	(23.9)	(15.9)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	32.1	(19.7)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(21.7)	(15.1)
Purchases of companies, net of cash acquired	(12.2)	(2.0)
Proceeds from sales of assets and businesses	6.3	8.5
Other, net	(4.8)	(5.7)
NET CASH USED FOR INVESTING ACTIVITIES	(32.4)	(14.3)
FINANCING ACTIVITIES
Payments on long-term debt	(2.5)	(6.0)
Additions to long-term debt	.4	—
Change in commercial paper and short-term debt	32.8	126.4
Dividends paid	(42.7)	(42.0)
Issuances of common stock	3.5	4.3
Purchases of common stock	(63.9)	(50.0)
Excess tax benefits from stock-based compensation	11.4	1.3
Other, net	(1.8)	(.4)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(62.8)	33.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7.5)	(3.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(70.6)	(4.1)
CASH AND CASH EQUIVALENTS—January 1,	332.8	272.7
CASH AND CASH EQUIVALENTS—March 31,	$262.2	$268.6
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
The December 31, 2014 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2014.
Reclassifications
Certain reclassifications have been made to the prior year's information in the Notes to Consolidated Condensed Financial Statements to conform to the first quarter 2015 presentation as a result of changes in our management organizational structure and all related internal reporting (See Note 4 - Segment Information).
2. NEW ACCOUNTING GUIDANCE
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires those costs to be presented in the balance sheet as a direct deduction from the associated debt liability. We will adopt this guidance on January 1, 2016, and we do not believe it will have a material impact on our future financial statements.
In April 2014, the FASB issued updated guidance, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We adopted this guidance on January 1, 2015, and we do not believe it will have a material impact on our future financial statements.
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
The following table contains the LIFO benefit (expense) included in continuing operations for each of the periods presented.

	Three Months Ended March 31,
	2015	2014
LIFO benefit (expense)	$5.0	$(.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. SEGMENT INFORMATION
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Because of the recent divestiture of the majority of the Store Fixtures business unit (formerly in the Commercial Products segment) along with the retirement of the senior operating vice president of the Industrial Materials segment, our management organizational structure and all related internal reporting changed during the first quarter of 2015. As a result, the composition of our four reportable segments changed to reflect the new structure beginning in the first quarter of 2015. The segment changes include: (i) the Adjustable Bed and Fashion Bed (formerly named Consumer Products) business units moved from Residential Furnishings to Commercial Products; (ii) the Aerospace Products business unit moved from Industrial Materials to Specialized Products; and (iii) the Spuhl machinery division moved from Specialized Products to Residential Furnishings. These segment changes were retrospectively applied to all prior periods presented.
We have four operating segments that supply a wide range of products:

•	Residential Furnishings—components for bedding and furniture, fabric and carpet cushion

•	Commercial Products—components for office and institutional furnishings, adjustable beds and consumer products

•	Industrial Materials—drawn steel wire, fabricated wire products, steel rod and welded steel tubing

•	Specialized Products—automotive seating components; titanium, nickel alloy and stainless steel tubing for the aerospace industry; specialized machinery and equipment; and commercial vehicle interiors
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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended March 31, 2015
Residential Furnishings	$511.7	$17.8	$529.5	$52.1
Commercial Products	123.5	17.5	141.0	8.0
Industrial Materials	112.0	80.4	192.4	8.0
Specialized Products	219.0	9.5	228.5	39.3
Intersegment eliminations and other				(.7)
Change in LIFO reserve				5.0
	$966.2	$125.2	$1,091.4	$111.7
Three Months Ended March 31, 2014
Residential Furnishings	$432.8	$15.6	$448.4	$46.8
Commercial Products	111.4	5.2	116.6	5.7
Industrial Materials	123.2	57.5	180.7	7.7
Specialized Products	208.1	7.8	215.9	27.6
Intersegment eliminations and other				(1.8)
Change in LIFO reserve				(.2)
	$875.5	$86.1	$961.6	$85.8

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

	March 31, 2015	December 31, 2014
Residential Furnishings	$626.3	$588.1
Commercial Products	97.6	96.2
Industrial Materials	188.0	200.9
Specialized Products	258.5	260.5
Other (1)	44.8	90.4
Average current liabilities included in segment numbers above	522.8	520.2
Unallocated assets (2)	1,347.1	1,451.4
Difference between average assets and period-end balance sheet	18.1	(67.1)
Total assets	$3,103.2	$3,140.6

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During 2014 we engaged an investment banker and began exploring strategic alternatives regarding the Store Fixtures reporting unit, including the possibility of divestiture of this business. During the third quarter of 2014, all of the criteria to classify this unit as held for sale and discontinued operations were met. On November 1, 2014, we sold the majority of the Store Fixtures reporting unit for total consideration of $59.2 and recorded an after-tax loss of $4.7, which was recognized in discontinued operations. We continue to pursue the sale of the remaining portion of the reporting unit. Store Fixtures was previously part of the Commercial Products Segment and is classified as discontinued operations, net of income taxes, in the Consolidated Condensed Statements of Operations for the periods presented.

The table below includes activity related to these operations:

	Three Months Ended March 31,
	2015	2014
External sales:
Commercial Products - Store Fixtures	$6.2	$43.6

Earnings (loss):
Commercial Products - Store Fixtures	.4	(3.3)
Subsequent activity related to previous divestitures	(.8)	—
Earnings (loss) before interest and income taxes	(.4)	(3.3)
Income tax (expense) benefit	(.1)	1.0
Earnings (loss) from discontinued operations, net of tax	$(.5)	$(2.3)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net assets held for sale by segment were as follows:

	March 31, 2015			December 31, 2014
	Assets	Liabilities	Net Assets	Assets	Liabilities	Net Assets
Residential Furnishings	$2.5	$—	$2.5	$4.1	$—	$4.1
Commercial Products	18.5	2.7	15.8	20.1	5.6	14.5
Industrial Materials	39.7	8.7	31.0	3.4	—	3.4
Specialized Products	5.2	—	5.2	5.2	—	5.2
	$65.9	$11.4	$54.5	$32.8	$5.6	$27.2

The major classes of assets and liabilities held for sale included in the Consolidated Condensed Balance Sheets were as follows:

	March 31, 2015	December 31, 2014
Current assets associated with discontinued operations:
Trade receivables, net	$4.5	$7.0
Other receivables, net	.1	.3
Inventories, net	2.8	3.0
Other current assets	.1	.1
Total current assets held for sale associated with discontinued operations	7.5	10.4
Current assets held for sale not associated with discontinued operations (1)	22.5	—
Total current assets held for sale	30.0	10.4
Non-current assets associated with discontinued operations:
Property, plant and equipment, net	4.8	5.2
Other intangibles, net	.9	.6
Sundry	1.4	1.4
Total non-current assets held for sale associated with discontinued operations	7.1	7.2
Non-current assets held for sale not assoc.with discontinued operations (1) (2)	28.8	15.2
Total non-current assets held for sale	35.9	22.4
Total assets held for sale	65.9	32.8
Current liabilities associated with discontinued operations:
Accounts payable	1.9	3.7
Accrued expenses	.5	1.5
Other current liabilities	.2	.3
Total current liabilities held for sale associated with discontinued operations	2.6	5.5
Total current liabilities held for sale not assoc. with discontinued operations (1)	8.7	—
Total current liabilities held for sale	11.3	5.5
Long term liabilities associated with discontinued operations:
Deferred income tax	.1	.1
Total liabilities held for sale	11.4	5.6

Net assets held for sale	$54.5	$27.2

(1) The Steel Tubing business reached held for sale status in the first quarter of 2015, but did not qualify for discontinued operations treatment.
(2) This table includes $14.9 and $15.2 of property, plant and equipment held for sale at March 31, 2015 and December 31, 2014, respectively, primarily associated with the closings of various operations and prior year restructurings.

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

	Three Months Ended March 31,
	2015		2014
	Goodwill Impairment	Other Long-Lived Asset Impairments	Other Long-Lived Asset Impairments
Continuing operations:
Residential Furnishings	$—	$.2	$.4
Industrial Materials - Steel Tubing	4.1	1.4	—
Total continuing operations	4.1	1.6	.4
Discontinued operations:
Subsequent activity related to previous divestitures	—	.2	.1
Total discontinued operations	—	.2	.1
Total impairment charges	$4.1	$1.8	$.5

Other Long-Lived Assets

We test other long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

Goodwill

Goodwill is required to be tested for impairment at least once a year and as triggering events may occur. We perform our annual goodwill impairment review in the second quarter of each year.

We have not had any triggering events since the last annual goodwill impairment review in the second quarter of 2014. As discussed in Note 4, our internal management organizational structure and all related internal reporting changed during the first quarter of 2015. We reassigned the assets and liabilities of the reporting units affected, and also reassigned goodwill using a relative fair value approach. The results in the table below reflect the updated reporting unit structure.

The Steel Tubing unit met the held for sale criteria during the first quarter of 2015, and is not reflected in the table below. Because fair value less costs to sell had fallen below recorded book value, we fully impaired this unit's goodwill and incurred a $4.1 goodwill impairment charge in the first quarter of 2015.

The reassigned fair values of reporting units in relation to their respective carrying values and significant assumptions used in the June 2014 review are presented in the table below.

Percentage of Fair Value in Excess of Carrying Value	March 31, 2015 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—
25% - 49%	150.7	4.0% - 5.5%	3.0%	10.0%
50% - 74%	435.1	.5% - 3.8%	3.0%	9.0% - 12.0%
75%+	223.2	3.7% - 8.2%	3.0%	9.0% - 9.5%
	$809.0	.5% - 8.2%	3.0%	9.0% - 12.0%

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2015	2014
Earnings:
Earnings from continuing operations	$73.3	$56.0
(Earnings) attributable to noncontrolling interest, net of tax	(1.1)	(.6)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	72.2	55.4
Earnings (loss) from discontinued operations, net of tax	(.5)	(2.3)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$71.7	$53.1

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	141.9	142.4
Dilutive effect of equity-based compensation	1.9	1.6
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	143.8	144.0

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.51	$.39
Discontinued operations	—	(.02)
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.51	$.37
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.50	$.38
Discontinued operations	—	(.02)
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.50	$.37

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2015		December 31, 2014
	Current	Long-term	Current	Long-term
Trade accounts receivable	$495.5	$—	$484.0	$—
Trade notes receivable	1.1	2.9	1.1	2.9
Total trade receivables	496.6	2.9	485.1	2.9
Other notes receivable:
Notes received as partial payment for divestitures	—	—	.9	—
Other	—	3.3	—	3.3
Income tax receivables	18.9	—	14.0	—
Other receivables	30.6	—	38.0	—
Subtotal other receivables	49.5	3.3	52.9	3.3
Total trade and other receivables	546.1	6.2	538.0	6.2
Allowance for doubtful accounts:
Trade accounts receivable	(14.0)	—	(14.7)	—
Trade notes receivable	(.1)	(2.3)	—	(2.1)
Total trade receivables	(14.1)	(2.3)	(14.7)	(2.1)
Other notes receivable	—	(.4)	—	(.4)
Total allowance for doubtful accounts	(14.1)	(2.7)	(14.7)	(2.5)
Total net receivables	$532.0	$3.5	$523.3	$3.7
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2014	2015 Charges	2015 Charge- offs, Net of Recoveries	Balance at March 31, 2015
Trade accounts receivable	$14.7	$1.2	$1.9	$14.0
Trade notes receivable	2.1	.3	—	2.4
Total trade receivables	16.8	1.5	1.9	16.4
Other notes receivable	.4	—	—	.4
Total allowance for doubtful accounts	$17.2	$1.5	$1.9	$16.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended March 31,		Three Months Ended March 31,
	2015		2014
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$.1	$—	$.2	$—
Cash payments in lieu of options	—	1.0	—	.9
Stock-based retirement plans contributions	2.2	.4	1.6	.5
Discounts on various stock awards:
Deferred Stock Compensation Program	.6	—	.7	—
Stock-based retirement plans	.4	—	.7	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit awards (1)	1.6	2.9	1.5	1.2
Restricted Stock Unit awards	.9	—	.8	—
Profitable Growth Incentive awards (2)	1.9	1.7	.4	.4
Other, primarily non-employee directors restricted stock	.4	—	.3	—
Total stock-related compensation expense	8.4	$6.0	6.5	$3.0
Employee contributions for above stock plans	3.8		4.0
Total stock-based compensation	$12.2		$10.5
Recognized tax benefits on stock-based compensation expense	$3.2		$2.5

Included below is the activity in our most significant stock-based plans:

(1) Performance Stock Unit Awards
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented.

	Three Months Ended March 31,
	2015	2014
Total shares base award	.2	.2
Grant date per share fair value	$42.22	$30.45
Risk-free interest rate	1.1%	.8%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	19.8%	25.9%
Expected dividend yield (over expected life)	2.9%	3.9%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Distribution Date
2011	December 31, 2013	55th percentile	64.2%	.2 million	January 2014
2012	December 31, 2014	30th percentile	157.0%	.4 million	January 2015

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

(2) Profitable Growth Incentive Awards

Starting in 2013, certain key management employees participated in a new Profitable Growth Incentive (PGI) program in lieu of the annual option grant. The PGI awards are issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2015 and 2014 base target PGI awards were each .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2013	December 31, 2014	127.0%	.1 million	$3.5	February 2015

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

	Three Months Ended March 31,
	2015	2014
Accounts receivable	$3.7	$—
Inventory	4.9	.3
Property, plant and equipment	1.9	1.5
Goodwill (1)	8.4	5.5
Other intangible assets	14.8	.6
Current liabilities	(11.1)	(5.9)
Long-term liabilities	(10.4)	—
Net cash consideration	$12.2	$2.0

(1) Goodwill associated with the 2015 and 2014 acquisitions are expected to provide an income tax benefit.

The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2015	1	Commercial Products	Upholstered office furniture
March 31, 2014	1	Residential Furnishings	Foam carpet underlay
In March 2015 we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings. This business, which will be included in the Work Furniture Group of our Commercial Products segment, is complimentary to our existing North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% over the next five years and have recorded a long-term liability of approximately $10.0 for the future payments.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2015 and 2014 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At March 31, 2015, there was no substantial remaining consideration payable other than the liability discussed above.
11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Expected 2015 employer contributions are not significantly different than the $1.9 previously reported at December 31, 2014.

	Three Months Ended March 31,
	2015	2014
Components of net pension expense
Service cost	$1.0	$.8
Interest cost	3.3	3.2
Expected return on plan assets	(4.2)	(3.9)
Recognized net actuarial loss	1.5	.8
Net pension expense	$1.6	$.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31, 2015
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2015	$1,154.9	$2,061.3	$504.4	$(1,416.6)	$8.4	$(2.6)
Net earnings	72.8	72.8	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.1)	—	—	1.1	—
Dividends declared	(42.7)	(44.0)	1.3	—	—	—
Treasury stock purchased	(68.9)	—	—	(68.9)	—	—
Treasury stock issued	15.9	—	(19.5)	35.4	—	—
Foreign currency translation adjustments	(37.8)	—	—	—	—	(37.8)
Cash flow hedges, net of tax	(1.7)	—	—	—	—	(1.7)
Defined benefit pension plans, net of tax	1.3	—	—	—	—	1.3
Stock options and benefit plan transactions, net of tax	22.6	—	22.6	—	—	—
Ending balance, March 31, 2015	$1,116.4	$2,089.0	$508.8	$(1,450.1)	$9.5	$(40.8)

	Three Months Ended March 31, 2014
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income
Beginning balance, January 1, 2014	$1,399.2	$2,136.4	$481.1	$(1,320.7)	$7.9	$94.5
Net earnings	53.7	53.7	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.6)	—	—	.6	—
Dividends declared	(41.5)	(42.7)	1.2	—	—	—
Treasury stock purchased	(46.4)	—	—	(46.4)	—	—
Treasury stock issued	9.1	—	(17.0)	26.1	—	—
Foreign currency translation adjustments	(15.1)	—	—	—	(.2)	(14.9)
Cash flow hedges, net of tax	(.1)	—	—	—	—	(.1)
Defined benefit pension plans, net of tax	.6	—	—	—	—	.6
Stock options and benefit plan transactions, net of tax	11.4	—	11.4	—	—	—
Ending balance, March 31, 2014	$1,370.9	$2,146.8	$476.7	$(1,341.0)	$8.3	$80.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2015	$86.8	$(20.1)	$(69.3)	$(2.6)
Other comprehensive income (loss) before reclassifications, pretax	(37.8)	(2.8)	.4	(40.2)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net Sales	—	(.2)	—	(.2)
Cost of goods sold; selling and administrative expenses	—	—	1.5	1.5
Interest expense	—	1.0	—	1.0
Subtotal of reclassifications, pretax	—	.8	1.5	2.3
Other comprehensive income (loss), pretax	(37.8)	(2.0)	1.9	(37.9)
Income tax effect	—	.3	(.6)	(.3)
Attributable to noncontrolling interest	—	—	—	—
Ending balance, March 31, 2015	$49.0	$(21.8)	$(68.0)	$(40.8)

Beginning balance, January 1, 2014	$158.3	$(23.5)	$(40.3)	$94.5
Other comprehensive income (loss) before reclassifications, pretax	(15.1)	(1.0)	.1	(16.0)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net Sales	—	.1	—	.1
Cost of goods sold; selling and administrative expenses	—	—	.8	.8
Interest expense	—	1.0	—	1.0
Subtotal of reclassifications, pretax	—	1.1	.8	1.9
Other comprehensive income (loss), pretax	(15.1)	.1	.9	(14.1)
Income tax effect	—	(.2)	(.3)	(.5)
Attributable to noncontrolling interest	.2	—	—	.2
Ending balance, March 31, 2014	$143.4	$(23.6)	$(39.7)	$80.1
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$107.7	$—	$107.7
Derivative assets (Note 14)	—	2.7	—	2.7
Diversified investments associated with the Executive Stock Unit Program (ESUP)* (Note 9)	20.9	—	—	20.9
Total assets	$20.9	$110.4	$—	$131.3
Liabilities:
Derivative liabilities* (Note 14)	$—	$6.0	$—	$6.0
Liabilities associated with the ESUP* (Note 9)	20.7	—	—	20.7
Total liabilities	$20.7	$6.0	$—	$26.7

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$140.7	$—	$140.7
Derivative assets (Note 14)	—	2.0	—	2.0
Diversified investments associated with the ESUP* (Note 9)	18.8	—	—	18.8
Total assets	$18.8	$142.7	$—	$161.5
Liabilities:
Derivative liabilities* (Note 14)	$—	$2.7	$—	$2.7
Liabilities associated with the ESUP* (Note 9)	18.6	—	—	18.6
Total liabilities	$18.6	$2.7	$—	$21.3
* - Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $950 carrying value by $22 at March 31, 2015 and was not significantly different from its $950 carrying value at December 31, 2014. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2015
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
-Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2016	$153.9	$—	$3.0	$1.8
-Future MXN purchases of a USD subsidiary	Dec 2016	4.3	—	.3	.1
-Future USD purchases of Canadian, European, and Korean subsidiaries	Dec 2015	9.9	1.3	.1	—
-Future EUR sales of Chinese and Swiss subsidiaries	Dec 2015	5.6	.8	—	—
-Future JPY sales of Chinese subsidiary	Dec 2015	5.3	.3	—	—
Total cash flow hedges			2.4	3.4	1.9
Fair value hedges:
DKK inter-company note receivable on a USD subsidiary	May 2015	3.0	.2	—	—
USD inter-company note receivable on a CAD subsidiary	Apr 2015	10.0	.1	—	—
USD inter-company note receivable on a Swiss subsidiary	Sep 2015	18.5	—	.7	—
Total fair value hedges			.3	.7	—
			$2.7	$4.1	$1.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2014
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
-Future USD sales of Canadian and Chinese subsidiaries	Dec 2016	$153.3	$.3	$1.0	$.2
-Future USD purchases of Canadian and European subsidiaries	Dec 2015	10.4	.9	—	—
-Future MXN purchases of a USD subsidiary	Dec 2016	5.3	—	.3	.1
-Future JPY sales of a Chinese subsidiary	Dec 2015	6.9	.5	—	—
-Future EUR sales of a Chinese subsidiary	Dec 2015	6.0	.3	—	—
Total cash flow hedges			2.0	1.3	.3
Fair value hedges:
USD inter-company note receivable on a Swiss subsidiary	Sep 2015	18.5	—	1.1	—
			$2.0	$2.4	$.3

The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31
		2015	2014
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.0	$1.0
Foreign currency cash flow hedges	Net sales	—	.3
Foreign currency cash flow hedges	Cost of goods sold	(.4)	—
Foreign currency cash flow hedges	Other (income) expense, net	—	.1
Total cash flow hedges		.6	1.4
Fair value hedges	Other (income) expense, net	.7	(.5)
Derivatives not designated as hedging instruments
Hedge of USD cash-UK and Swiss subsidiaries	Other (income) expense, net	(.1)	—
Hedge of EUR cash-Swiss subsidiary	Other (income) expense, net	.7	—
Total derivative instruments		$1.9	$.9

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
Settlement of U.S. Direct Purchaser Class Action Cases. We reached a tentative settlement in the U.S. direct purchaser class action cases on August 14, 2014, by agreeing to pay an aggregate amount of $39.8, inclusive of plaintiff attorneys' fees and costs. We continue to deny all allegations in the cases, but settled the direct purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The settlement was subject to Court approval. We recorded a $39.8 (pre-tax) accrual for the settlement in the third quarter 2014. In the fourth quarter of 2014, we paid $4 to the Court related to the settlement. Since the accrual is partially attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, $8.3 of expense was reflected in discontinued operations. The deadline for direct purchasers to exclude themselves from the litigation and settlement classes was January 26, 2015. A final fairness hearing was held on February 3, 2015, and on February 26, 2015, the Court entered a memorandum opinion and order granting the motion for final approval of the class settlement.  Subsequently, final judgments of dismissal with prejudice were entered on March 13, 2015.  On March 20, 2015, an objector filed a notice of appeal of the order approving the class settlement to the Federal Circuit Court of Appeals.  The direct purchaser class plaintiffs filed a motion to dismiss or, in the alternative, transfer the appeal on March 27, 2015. On May 1, 2015, the Federal Circuit Court of Appeals denied the motion to dismiss and transferred the appeal to the United States Court of Appeals for the Sixth Circuit.
U.S. Indirect Purchaser Class Action Cases. We were named as a defendant in an indirect purchaser class consolidated amended complaint filed on March 21, 2011 and were subsequently sued in an indirect purchaser class action case filed on May 23, 2011, in the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs, on behalf of themselves and/or a class of indirect purchasers, bring damages claims under various states’ antitrust and consumer protection statutes, and are seeking three times an amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. We filed motions to dismiss the indirect

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

purchaser class action, for failure to state a legally valid claim. The Ohio Court denied the motions to dismiss. Discovery is substantially complete in this case. A motion for class certification was filed on behalf of the indirect purchasers. A hearing on the motion was held and the Court certified the indirect purchaser class. The deadline for indirect purchasers to exclude themselves from the litigation was March 13, 2015. We filed a Petition for Permission to Appeal from Class Certification Order to the United States Court of Appeals for the Sixth Circuit, which was denied. On November 18, 2014, we filed a Petition for a Writ of Certiorari in the U.S. Supreme Court, which was denied on March 2, 2015. The Ohio Court ordered all parties to attend non-binding mediation with a mediator of their choosing. Trial is tentatively set to begin in mid-October 2015.
U.S. Individual Direct Purchaser Cases. We have been named as a defendant in 34 pending individual direct purchaser cases filed between March 22, 2011 and October 16, 2013, which were filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims in the individual direct purchaser cases are generally the same as those asserted in the direct purchaser class action case. Additionally, several individual direct purchaser plaintiffs bring state claims under individual states’ consumer protection and/or antitrust statutes in addition to their federal claims. Once pretrial practice concludes, some of the individual direct purchaser cases are scheduled to be tried in the U.S. District Court for the Northern District of Ohio and others will be remanded back to the federal district courts where the cases were originally filed for trial. Trial in 12 of the individual direct purchaser cases is set to begin on August 18, 2015.
Kansas Restraint of Trade Act Cases. We have been named as a defendant in two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 and the other on April 11, 2013. These two cases were filed in the U.S. District Court for the District of Kansas and then transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims and allegations of these plaintiffs are generally the same as the other direct and indirect purchaser plaintiffs, with the exception that the Kansas plaintiffs seek full consideration damages (their total purchase amounts for the allegedly price-fixed polyurethane foam products). On April 6, 2015, the plaintiffs in these two actions filed a motion for immediate remand of those actions back to the District of Kansas federal district court for further pretrial practice and trial. On May 5, 2015, the Ohio Court entered an order suggesting to the U.S. Judicial Panel on Multidistrict Litigation that the Kansas case be remanded to the U.S. District Court for the District of Kansas.
Canadian Class Action Cases. We were named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of these Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, seek from over 13 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. The first issued class action is on behalf of a class of purchasers of polyurethane foam. The second issued class action is on behalf of purchasers of carpet underlay. We are not yet required to file our defenses in these or any other Canadian actions. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case, which was granted. This action has a pending motion for certification, which has been postponed indefinitely. We also were notified in June 2014 of two motions to add us as parties to two class proceedings in British Columbia. Those proceedings are similar to the Ontario proceedings in that one proposes a class of purchasers of polyurethane foam (Majestic Mattress Mfg. Ltd. v. Vitafoam Products et al., No. VLC-S-S-106362 Vancouver Registry) and one proposes a class of purchasers of carpet underlay (Trillium Project Management Ltd. v. Hickory Springs Manufacturing Company et al., No.S106213 Vancouver Registry). The motion to add us as parties to these actions was heard on April 7, 2015 and the British Columbia Supreme Court ordered our addition as parties to the two actions in British Columbia. The British Columbia actions involve British Columbia purchasers only whereas the Ontario actions propose classes of Canadian purchasers.
Missouri Class Action Case. On June 22, 2012, we were made a party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff seeks unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

motion to dismiss this action, which was denied. Discovery has commenced and plaintiff has filed a motion for class certification. A hearing on the motion was held, and the Court subsequently entered an order denying plaintiff's motion for class certification on March 18, 2015. Plaintiff filed a motion for reconsideration of that order on March 30, 2015, but we have yet to receive ruling.
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
Brazilian Federal Cases. On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $2.5, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil responded to the notice of violation denying the violation. The Federal Revenue Office denied L&P Brazil’s defenses and upheld the assessment at the first administrative level. L&P Brazil has filed an appeal.
On December 29, 2011, L&P Brazil received another assessment in the amount of $.1, under case No. 10855.724509/2011-13 on the same subject matter in connection to certain import transactions carried out between 2007 and 2011. L&P Brazil has filed its defense.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $4.4 under MPF Case No. 10855.725260/2012-36 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation denying the violation. The Brazilian Revenue Office denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil has appealed this decision, but the appeal was denied by the second administrative level on January 27, 2015. L&P Brazil filed a motion for clarification on March 27, 2015.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Federal Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in the years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 4, 2014, the tax authorities issued five additional assessments regarding this same issue (use of credits), covering certain periods of 2011 and 2012. L&P Brazil has filed its defense to all of these assessments. Combined with the prior assessments, L&P Brazil has received assessments totaling $3.0 on the same or similar denial of tax credit matters.
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
On June 26, 2014, the Brazilian Revenue Office issued a new notice of violation against L&P Brazil in the amount of $.8, under Case No. 10660.721523/2014-87, covering the period from 2011 through 2012 on the same subject matter. L&P Brazil has filed its defense denying the assessments.
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
State of São Paulo, Brazil Cases. L&P Brazil is party to a proceeding involving the State of São Paulo, Brazil where the State of São Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking $2.0 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. The Court of Tax and Fees of the State of São Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals Court remanded the case back to the Court of Tax and Fees for further findings. The Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. The State filed another special appeal. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $2.0. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.9. On December 3, 2014, the State of São Paulo filed a Tax Collection action against L&P Brazil in Sorocaba Judicial District Court, Case No. 1501115-34.2014.8.26.0602, seeking to collect the same amounts at issue in annulment action No. 101712346.2014.8260602. The original assessment amount of $3.9 was increased by 10% to include attorneys' fees.
On October 4, 2012, the State of São Paulo issued a Tax Assessment under Procedure Number 4.003.484 against L&P Brazil in the amount of $1.6 for the tax years 2009 through 2011. Similar to the 2009 assessment, the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo's attorneys converted the Tax Assessment No. 4.003.484 to a tax collection action against L&P Brazil in the amount of $2.1, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil filed its response, a Motion to Stay of Execution denying the allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $1.0 for the tax years January 2011 through August 2012 regarding the same subject matter. L&P filed its response denying the allegations. The first administrative level denied L&P Brazil’s defense and upheld the assessment. L&P Brazil filed its appeal of this decision.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of $.5, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation. The first administrative level ruled against us but did reduce the tax to $.2 (plus interest and penalties). We appealed to the second administrative level, which affirmed the first administrative level ruling. The case will now proceed judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court for the updated amount of $.5. L&P Brazil filed its response, a Motion to Stay of Execution, on June 5, 2014.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Second Lawsuit. On July 29, 2013, the plaintiff filed a second lawsuit in the United States District Court for the Central District of California, Case No. CV13-05463 alleging that we and Simmons Bedding Company have continued to infringe the three patents on an automatic stapling machine and the methods used to assemble boxsprings, and that the plaintiff is entitled to additional damages from January 24, 2012 forward. Leggett and Simmons Bedding Company filed their answers, and the Court granted summary judgment finding that the use of an earlier version of the automatic stapling machines constituted infringement, but also finding that use of a redesigned version of the machine does not infringe any Imaginal patent. On October 17, 2014, the parties entered into a Confidential Settlement Agreement and Limited Release, whereby Leggett agreed to pay Imaginal a cash payment, which is not material to the Company, to settle the part of the case concerning the machines found to infringe and the pre-judgment interest issue from the first lawsuit. Imaginal is appealing the summary judgment ruling that the redesigned stapling machines do not infringe to the U.S. Court of Appeals for the Federal Circuit. The appeal is currently pending.
Accrual for Loss Contingencies
Although the Company denies liability in all threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we recorded, in addition to previously recognized unpaid accruals disclosed above, an additional aggregate (pre-tax) litigation accrual in continuing operations of $22 in the fourth quarter of 2014 which represents our reasonable estimate of unrecorded probable loss for all pending and threatened litigation proceedings impacting continuing operations. We expect to make most of these cash payments in 2015 with the remainder expected to be paid in 2016. We have relied on several facts and circumstances to conclude that some loss is probable with respect to certain proceedings and matters, to arrive at a reasonable estimate of loss and record the accrual, including: the maturation of the pending proceedings and matters; our experience in settlement negotiations and mediation; comparative settlements of other companies in similar proceedings; discovery becoming substantially complete in certain proceedings; certain quantitative metrics used to value probable loss contingencies; and our willingness to settle certain proceedings to forgo the cost and risk of litigation and distraction to our senior executives. We also recorded an additional $27 litigation contingency accrual in discontinued operations in the fourth quarter of 2014 based upon the same facts, circumstances and analysis as described above. We expect to make most of these cash payments in 2015 with the remainder expected to be paid in 2016. By far the largest portion of the accruals is for the foam antitrust proceedings.
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
For more information regarding discontinued operations, please refer to Note 5 on page 8 of our Notes to Consolidated Condensed Financial Statements.

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
We are the leading U.S. manufacturer of: components for residential furniture and bedding, adjustable bed bases, carpet cushion, components for office furniture, drawn steel wire, thin-walled titanium and nickel tubing for the aerospace industry, automotive lumbar support and seat suspension systems, and bedding industry machinery.
Our Segments
Our continuing operations are comprised of 18 business units in four segments, with approximately 19,000 employees, and 130 production facilities located in 18 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also produce or distribute carpet cushion and geo components. This segment generated 48% of total sales during the first quarter of 2015.
Commercial Products: Operations in this segment supply chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 13% of total sales in the first three months of 2015.
Industrial Materials: These operations primarily supply drawn steel wire, steel rod, steel billets, and welded steel tubing to our other operations and to external customers. Our customers use this wire and tubing to make bedding, furniture, automotive seats, mechanical springs, and many other end products. This segment generated 18% of our total sales during the first three months of 2015.
Specialized Products: From this segment we supply lumbar support and seat suspension systems used by automotive seating manufacturers. We also produce and distribute titanium and nickel tubing for the aerospace industry, quilting and sewing equipment for bedding manufacturers, and racks, shelving and cabinets used to outfit commercial vehicles. This segment contributed 21% of our total sales in the first quarter of 2015.
Total Shareholder Return
Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We seek to achieve TSR in the top third of the S&P 500 over the long-term through a balanced approach that employs four TSR drivers: revenue growth, margin expansion, dividends, and share repurchases.
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At March 31, for the three-year measurement period that will end on December 31, 2015, we have so far generated TSR of 31% per year on average, which placed us in the top 28% of the S&P 500 and within our top-third goal over that same time frame.
Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 7% of our sales in 2014. Many are companies whose names are widely recognized. They include most producers of residential furniture and bedding, automotive and office seating manufacturers, and a variety of other companies.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. As we began 2015, market prices for steel scrap in the U.S. were decreasing. This led to downward pricing pressure on steel rod and other types of steel materials.
As a producer of steel rod, we are also impacted by volatility in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile during certain periods in recent years. In late 2013 and early 2014, metal margins decreased significantly as market conditions did not allow full recovery of higher scrap costs. An antidumping and countervailing duty case filed in January 2014 by major U.S. steel rod producers was concluded in December 2014, resulting in the implementation of duties on imports of Chinese steel wire rod. The antidumping duties range from 106% to 110% and the countervailing duties range from 178% to 193%. Both remain in effect through December 2019.
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
Because of the documented evasion of antidumping orders by certain importers, typically shipping goods through third countries and falsely identifying the countries of origin, Leggett & Platt, along with several U.S. manufacturers have formed a coalition and are working with members of Congress, the DOC, and U.S. Customs and Border Protection to seek stronger enforcement of existing antidumping and/or countervailing duty orders.
Settlement of U.S. Direct Purchaser Polyurethane Foam Class Action Cases
We previously disclosed that we are a defendant in a series of civil antitrust lawsuits involving the sale of polyurethane foam. We have reached a settlement in the U.S. direct purchaser class action cases by agreeing to pay an aggregate amount of $39.8 million, inclusive of plaintiff attorneys' fees and costs. We continue to deny all allegations in all of the cases, but have settled the direct purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The settlement was subject to Court approval. In the fourth quarter of 2014, we paid $4 million to the Court related to the settlement. A final fairness hearing was held on February 3, 2015, and on February 26, 2015, the Court entered a memorandum opinion and order granting the motion for final approval of the class settlement.  Subsequently, an objector filed a notice of appeal of the order and the direct purchaser class plaintiffs filed a motion to dismiss. On May 1, 2015, the Federal Circuit Court of Appeals denied the motion to dismiss and transferred the appeal to the United States Court of Appeals for the Sixth Circuit.
We recorded a $39.8 million (pre-tax) accrual for this settlement in the third quarter of 2014. Since the payment is partially attributable to our former Prime Foam Products business, which was sold in 2007, $8.3 million of the charge was reflected in discontinued operations.
We remain a defendant in various other previously disclosed antitrust cases involving the sale of polyurethane foam. For more information regarding our litigation contingencies, See Footnote 15 “Contingencies” on page 22 of the Notes to Consolidated Condensed Financial Statements.

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
We expect to incur the majority of the resulting cash payments in 2015, with the remainder expected to be paid in 2016. Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current facts and circumstances, that additional legal contingency losses (other than those quantified and disclosed in Note 15 to the Consolidated Financial Statements on page 26) are not expected to materially affect our consolidated financial position, results of operations, or cash flows.
Discontinued Operations

Some of our prior businesses, including the Store Fixtures business, are disclosed in our financial statements as discontinued operations since (i) the operations and cash flows of the businesses were clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the businesses have either been disposed of or are classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the businesses after the disposal transactions. The Store Fixtures business was previously reported as part of the Commercial Products segment. These operations manufacture and distribute custom-designed, complete store fixture packages for major retailers, including metal and wood shelving, counters, and showcases. For more information on discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 8.

Change in Segment Reporting
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure.  Because of the recent divestiture of the majority of the Store Fixtures business (formerly in the Commercial Products segment) along with the retirement of the Senior Operating Vice President of the Industrial Materials segment, our management organizational structure and all related internal reporting changed during the first quarter of 2015.
The Adjustable Bed and Fashion Bed (formerly named Consumer Products) businesses were moved from Residential Furnishings to Commercial Products (formerly named Commercial Products). The Aerospace business was moved from Industrial Materials to Specialized Products. Additionally, the Spuhl machinery operation (which produces wire forming equipment primarily for our internal use) was moved from Specialized Products to Residential Furnishings. These segment changes were retrospectively applied to all prior periods presented.
Acquisitions
On March 5, 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings. This business, which will be included in the Work Furniture Group of our Commercial Products segment, is complimentary to our existing North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% over the next five years and have recorded a long-term liability of approximately $10.0 million for the future payments. See Note 10 to the Consolidated Condensed Financial Statements on page 15 for additional information regarding acquisitions.
Restructuring
There were no significant restructuring-related costs in the first three months of 2015 or 2014.
RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
The following discussion of consolidated results reflects only continuing operations. Prior year amounts have been retrospectively adjusted to reflect the reclassification of Store Fixtures to discontinued operations.
First Quarter:
Earnings per share (EPS) from continuing operations were $.50, up 32% versus the $.38 per share we earned in first quarter of 2014. Current quarter earnings benefited from strong unit volume growth, pricing discipline, and operational improvements in certain businesses, partially offset by a $6 million (pre-tax) impairment charge associated with our Industrial Steel Tubing operation.
Sales grew to $966 million, a 10.4% increase versus the same quarter last year. Same location sales improved 5.6%, with strong unit volume growth partially offset by currency translation impacts and raw material-related price decreases. Acquisitions contributed 4.8% to sales growth in the quarter.
Earnings Before Interest and Taxes (EBIT) increased 30%, to $112 million, and EBIT margin expanded 180 basis points to 11.6% during the quarter.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2015, we estimate $20 million of LIFO benefit in continuing operations. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO estimate for the full year could be significantly different from that currently estimated.

The following table contains the LIFO benefit (expense) included in continuing operations for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
LIFO benefit (expense)	$5.0	$(.2)

Interest Expense and Income Taxes
First quarter 2015 interest expense was slightly higher than first quarter of 2014, primarily due to the issuance of $300 million of 10-year notes in November 2014.
The first quarter effective tax rate on continuing operations was 28%, compared to 27% for the same quarter last year. Although both quarters benefited from $2 million of discrete tax items, the 2015 rate was less favorably impacted due to the Company's higher earnings. In 2015, we anticipate an effective tax rate on continuing operations for the full year of about 29%. That rate is contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.
Discussion of Segment Results
First Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 of the Notes to Consolidated Condensed Financial Statements on page 7. A summary of segment results are shown in the following tables. All prior periods presented have been retrospectively adjusted to reflect the change in segment structure discussed on page 30.

Net Sales (Dollar amounts in millions)	Three Months ended March 31, 2015	Three Months ended March 31, 2014	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$529.5	$448.4	$81.1	18.1%	9.8%
Commercial Products	141.0	116.6	24.4	20.9	17.2
Industrial Materials	192.4	180.7	11.7	6.5	6.4
Specialized Products	228.5	215.9	12.6	5.8	5.8
Total	1,091.4	961.6	129.8	13.5
Intersegment sales	(125.2)	(86.1)	(39.1)
External sales	$966.2	$875.5	$90.7	10.4%	5.6%

	Three Months ended March 31, 2015	Three Months ended March 31, 2014	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Residential Furnishings	$52.1	$46.8	$5.3	11.3%	9.8%	10.4%
Commercial Products	8.0	5.7	2.3	40.4	5.7	4.9
Industrial Materials	8.0	7.7	.3	3.9	4.2	4.3
Specialized Products	39.3	27.6	11.7	42.4	17.2	12.8
Intersegment eliminations & other	(.7)	(1.8)	1.1
Change in LIFO reserve	5.0	(.2)	5.2
Total	$111.7	$85.8	$25.9	30.2%	11.6%	9.8%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Total sales increased $81 million, or 18%. Same location sales increased 10%, from strong unit volume growth partially offset by currency translation impact.
U.S. Spring component dollar sales increased 40%, which included 26% from acquisitions. Innerspring unit volume grew 15%, with the Comfort Core premium innerspring category up 66% during the quarter. Boxspring unit volume increased 8%. Sales decreased 3% in International Spring, with strong volume growth more than offset by currency translation impact. In Furniture Components, sales increased 4%. Sales in our seating and sofa sleeper business grew 2% and motion hardware unit volume increased 14%. Sales also increased in Fabric Converting, Geo Components, and Carpet Cushion.

First quarter segment EBIT increased $5 million, with the benefit of higher sales and pricing discipline partially offset by the non-recurrence of last year's $4 million gain on sale of a building. EBIT margin in the quarter also reflected the impact of higher adjustable bed pass-through sales and acquired innerspring facilities, both of which have lower than segment average margins.
Commercial Products
First quarter total sales increased 21%, including the Work Furniture acquisition discussed on page 30. Same location sales increased 17%, primarily from continued strong demand in Adjustable Bed. Unit volume in that business increased 87% during the first quarter. Fashion Bed sales also grew 7%, Work Furniture same location sales were essentially flat, with 3% volume growth offset by currency translation impact.
Segment EBIT increased $2 million and EBIT margin increased versus the prior year due to higher sales. We are rapidly expanding production capacity in our Adjustable Bed business to support continued strong demand in that category.
Industrial Materials
Total sales increased $12 million, or 6%, largely from higher unit volume within our Drawn Wire operations (driven by strong bedding demand), partially offset by steel-related price decreases.

EBIT was flat and EBIT margin decreased slightly, with the benefit from higher unit volume offset by a $6 million impairment charge related to the Steel Tubing business.
Specialized Products
First quarter sales grew 6%. Automotive sales increased 8%, with very strong volume growth (of approximately 15%) partially offset by currency translation impact. Modest volume growth in Aerospace was more than offset by currency translation, for a slight sales decrease in the quarter. Machinery sales were up 5% and CVP sales declined slightly.

The segment’s EBIT and EBIT margin grew primarily due to higher volume and operational improvements in several parts of the segment, including Aerospace, where we continue to benefit from integration of the European operations that we acquired in 2013.
Discontinued Operations
Earnings from discontinued operations, net of tax, was a loss of $0.5 million in first quarter of 2015, versus a loss of $2.3 million in the same quarter of 2014. For further information about discontinued operations, see Note 5 of the Notes to Consolidated Condensed Financial Statements on page 8.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For 2015, we expect cash flow from operations to exceed $350 million.
Cash from operating activities was $32 million for the first quarter of 2015. In 2014, increases in working capital from very low year-end 2013 levels led to negative operating cash of $20 million for the first quarter. Cash flow increased $52 million versus first quarter last year due to higher earnings and a smaller increase in working capital, primarily in accounts receivable.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 10.1% of annualized sales, notably better than our 15% target. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement. We also exclude working capital associated with discontinued operations to monitor operating performance of our ongoing businesses.

(Amounts in millions)	March 31, 2015	December 31, 2014
Current assets	$1,409	$1,430
Current liabilities	(953)	(992)
Working capital	456	438
Cash and cash equivalents	(262)	(333)
Current debt maturities	202	202
Less: Store Fixtures working capital	(5)	(5)
Adjusted working capital	$391	$302
Annualized sales (1)	$3,864	$3,812
Adjusted working capital as a percent of annualized sales	10.1%	7.9%
Working capital as a percent of annualized sales	11.8%	11.5%

(1) Annualized sales equal 1st quarter 2015 sales of $966 million and 4th quarter 2014 sales of $953 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Working Capital Trends
The following chart presents key working capital trends for the last five quarters. These amounts have been retrospectively adjusted to reflect only continuing operations.

(Dollar amounts in millions)	Mar-14 (4)	Jun-14 (4)	Sep-14	Dec-14	Mar-15
Trade Receivables, net	$493.9	$528.0	$539.2	$470.4	$482.5
Inventory, net	$483.7	$490.5	$476.5	$481.6	$506.2
Accounts Payable	$338.3	$362.4	$356.9	$369.8	$357.5

(1)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(2)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(4)	Amounts have been retrospectively adjusted to move the Store Fixtures unit to held for sale and discontinued operations in the third quarter of 2014.

Changes in the quarterly Days Sales Outstanding (DSO) reflect normal seasonal fluctuations due to the timing of cash collection and other factors. Changes in the DSO reflected in the table above are consistent with our historical range, and are not indicative of changes in payment trends or credit-worthiness of customers. However, over the last few years our DSO has generally decreased as a result of improved payment patterns of several large customers and other programs with incentives for early payment offered in conjunction with third parties. Payment trends by major customers remained stable in the first quarter of 2015.

Our Days Inventory on Hand (DIO) typically fluctuates within a reasonably narrow range as a result of differences in the timing of sales, production levels, and inventory purchases. Expense associated with slow moving and obsolete inventories in the first quarter of 2015 was generally in line with that of 2014.

We actively strive to optimize payment terms with our vendors, and we have also implemented various programs with our vendors and third parties that allow flexible payment options. As a result of these activities, we have increased our Days Payable Outstanding (DPO) by more than ten days over the past several years.

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions). We expect capital expenditures of approximately $120 million in 2015. We continue to make investments to support growth in businesses and product lines where sales are strong, and for efficiency improvement and maintenance. Our incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis heightens the focus on asset utilization and helps insure that we are investing additional capital dollars where attractive return potential exists.
Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage).
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2015 should approximate $170 million.
Maintaining and increasing the dividend remains a high priority. In February 2015, we declared a quarterly dividend of $.31 per share and extended our record of consecutive annual dividend increases to 44 years, at an average compound annual growth rate of 13%. Our targeted dividend payout is approximately 50-60% of net earnings. Actual payout has been higher in recent years, but as earnings grow, we expect to move into that target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2015, we repurchased 1.5 million shares of our stock (at an average price of $44.53 per share) and issued 1.5 million shares through employee benefit plans and option exercises. The number of shares outstanding was unchanged at 137.8 million. For the full year, we currently expect to repurchase between 3 and 5 million shares and to issue approximately 3 million shares through employee benefit plans and option exercises.
Consistent with our stated priorities, we expect to use remaining cash (after funding capital expenditures, dividends, and competitively advantaged acquisitions) to prudently buy back our stock, subject to the outlook for the economy, our level of cash generation, and other potential opportunities to strategically grow the company. We have been authorized by the Board of Directors to repurchase up to 10 million shares each year, however no specific repurchase commitment or timetable has been established.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2015	December 31, 2014
Long-term debt outstanding:
Scheduled maturities	$767	$767
Average interest rates*	4.0%	4.6%
Average maturities in years*	6.2	6.4
Revolving credit/commercial paper	31	—
Average interest rate	.2%	—%
Total long-term debt	798	767
Deferred income taxes and other liabilities	236	226
Shareholders’ equity and noncontrolling interest	1,116	1,155
Total capitalization	$2,150	$2,148
Unused committed credit:
Long-term	$569	$600
Short-term	—	—
Total unused committed credit	$569	$600
Current maturities of long-term debt	$202	$202
Cash and cash equivalents	$262	$333
Ratio of earnings to fixed charges**	7.5 x	6.0 x

*	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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

(Amounts in millions)	March 31, 2015	December 31, 2014
Debt to total capitalization:
Long-term debt	$798	$767
Current debt maturities	202	202
Cash and cash equivalents	(262)	(333)
Net debt	$738	$636
Total Capitalization	$2,150	$2,148
Current debt maturities	202	202
Cash and cash equivalents	(262)	(333)
Net capitalization	$2,090	$2,017
Long-term debt to total capitalization	37.1%	35.7%
Net debt to net capitalization	35.3%	31.5%

Total debt (which includes long-term debt and current debt maturities) grew $31 million versus year-end 2014 levels, due entirely from an increase in commercial paper borrowing.
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

(Amounts in millions)	March 31, 2015	December 31, 2014
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(31)	—
Letters of credit issued under the credit agreement	—	—
Total program usage	(31)	—
Total program available	$569	$600
The average and maximum amount of commercial paper outstanding during the first quarter of 2015 was $15 million and $51 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $76 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

In August 2015, we have $200 million of 5.0% notes that mature. With operating cash flows, our commercial paper program, and our ability to issue debt in the captal markets, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.
Accessibility of Cash
At March 31, 2015 we had cash and cash equivalents of $262 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, due to capital requirements in various jurisdictions, approximately $23 million of this cash is currently inaccessible for repatriation. Additionally, if we had to bring all the foreign cash back immediately in the form of dividends, we would incur incremental tax expense of up to approximately $87 million. During the first quarter of 2015 and for the full year 2014, we brought back $3 million and $129 million (respectively) of cash, in each case at little to no added tax cost.
NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires those costs to be presented in the balance sheet as a direct deduction from the associated debt liability. We will adopt this guidance on January 1, 2016, and we do not believe it will have a material impact on our future financial statements.
In April 2014, the FASB issued updated guidance, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We adopted this guidance on January 1, 2015, and we do not believe it will have a material impact on our future financial statements.
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $950 million carrying value by $22 million at March 31, 2015 and was not significantly different from its $950 million carrying value at December 31, 2014. The fair value of fixed rate debt at March 31, 2015 and December 31, 2014 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $887 million at March 31, 2015, compared to $894 million at December 31, 2014.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 26, 2015 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation as of March 31, 2015 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2015, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ending March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is party to various legal proceedings. For information regarding material lawsuits and proceedings, see Item 3. Legal Proceedings in Leggett's Form 10-K filed February 26, 2015, and Note 15 beginning on page 22 of the Notes to Consolidated Condensed Financial Statements of this report, each of which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS
Our 2014 Annual Report on Form 10-K filed February 26, 2015 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

We are exposed to contingencies related to certain antitrust proceedings that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.
We previously disclosed that we are a party to a series of civil antitrust lawsuits involving the sale of polyurethane foam products. We have reached a settlement in the U.S. direct purchaser class action cases by agreeing to pay an aggregate pre-tax amount of $39.8 million, inclusive of plaintiff attorneys’ fees and costs. We paid $4 million of this amount in the fourth quarter of 2014. We continue to deny all allegations in all of the cases, but have settled the direct purchaser class proceedings (and various other proceedings) to avoid the risk, uncertainty, expense and distraction of litigation. The settlement was approved by the Court but has been appealed.
We remain a defendant in various other previously disclosed antitrust cases involving the sale of polyurethane foam. We will vigorously defend ourselves and believe that we have valid bases to contest all claims. However, we have established an accrual for the estimated amount that we believe is necessary to resolve all antitrust matters. We also believe and expect, based on current facts and circumstances, that any reasonably possible loss incremental to the recorded accruals will not have a material impact on our consolidated financial position, results of operations or cash flows. Provided, however, if our assumptions or analyses regarding these contingencies are incorrect, or if facts or circumstances change, we could realize loss in excess of the recorded accruals, which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, See Note 15 “Contingencies” on page 23 of the Notes to Consolidated Condensed Financial Statements.
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

(Dollar amounts in millions)	March 31, 2015 Book Value	% of Total Assets
Goodwill	$809.0
Other intangibles	211.9
Total goodwill and other intangibles	$1,020.9	33%
Net property, plant and equipment	$533.2
Other long-lived assets	139.8
Total net property, plant and equipment and other long- lived assets	$673.0	22%

We review our eleven reporting units for potential goodwill impairment in June as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

As discussed in Note 4 of the Notes to Consolidated Condensed Financial Statements, our internal management organizational structure and all related internal reporting changed during the first quarter of 2015. We reassigned the assets and liabilities of the reporting units affected, and also reassigned goodwill using a relative fair value approach. The results in the table below reflect the updated reporting unit structure.

The Steel Tubing unit met the held for sale criteria during the first quarter of 2015, and is not reflected in the table below. Because fair value less costs to sell had fallen below recorded book value, we fully impaired this unit's goodwill and incurred a $4.1 million goodwill impairment charge in the first quarter of 2015. We also incurred a long-lived asset impairment charge of $1.4 million related to this business in the first quarter of 2015.

The reassigned fair values of reporting units in relation to their respective carrying values and significant assumptions used in the June 2014 review are presented in the table below. If actual results differ from estimates used in these calculations, we could incur future impairment charges.

Percentage of Fair Value in Excess of Carrying Value	March 31, 2015 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—
25% - 49%	150.7	4.0% - 5.5%	3.0%	10.0%
50% - 74%	435.1	.5% - 3.8%	3.0%	9.0% - 12.0%
75%+	223.2	3.7% - 8.2%	3.0%	9.0% - 9.5%
	$809.0	.5% - 8.2%	3.0%	9.0% - 12.0%

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month during the first quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2015	—	$—	—	10,000,000
February 2015	563,761	$44.13	492,331	9,507,669
March 2015	553,834	$45.04	510,546	8,997,123
Total	1,117,595	$44.58	1,002,877

(1)
This number includes 114,718 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit

Exhibit 10.1	-	Summary Description of the Company's Key Management Incentive Compensation Plan for Profit Center Participants.

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 32.1*	-	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 6, 2015	By:	/s/ DAVID S. HAFFNER
David S. Haffner Board Chair and Chief Executive Officer

DATE: May 6, 2015	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 10.1	Summary Description of the Company's Key Management Incentive Compensation Plan for Profit Center Participants.

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of David S. Haffner, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 32.1*	Certification of David S. Haffner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (v) Notes to Consolidated Condensed Financial Statements.