Form 10-K
period 2015-12-31
LEGGETT & PLATT INC
filed 2016-02-25
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2015 was $6,398,567,985.
There were 135,694,918 shares of the registrant’s common stock outstanding as of February 12, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
 Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2015

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

Readers should review Item 1A Risk Factors in this Form 10-K for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•	adverse changes in inflation, currency, political risk, and U.S. or foreign laws or regulations (including tax law changes);

•	adverse changes in consumer sentiment, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to improve operations and realize cost savings (including our ability to fix under-performing operations and to generate future earnings from restructuring-related activities);

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to realize 25-35% contribution margin on incremental unit volume growth;

•	our ability to achieve expected levels of cash flow;

•	our ability to maintain and grow the profitability of acquired companies;

•
our ability to maintain the proper functioning of our internal business processes and information systems and avoid modification or interruption of such systems, through cyber-security breaches, technology failures or otherwise;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	the loss of one or more of our significant customers; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices, automobiles and commercial aircraft. As discussed below, our continuing operations are organized into 17 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Products; Industrial Materials; and Specialized Products.

Overview of Our Segments

Residential Furnishings Segment
Our Residential Furnishings segment began in 1883 with the manufacture of steel coiled bedsprings. Today, we supply a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. Our range of products offers our customers a single source for many of their component needs.

Innovative proprietary products and low cost have made us the largest U.S. manufacturer in many of these businesses.  We strive to understand what drives consumer purchases in our markets and focus our product development activities on meeting those end-consumer needs. We attain a cost advantage from efficient manufacturing methods, internal production of key raw materials, purchasing leverage, and large-scale production. Sourcing components from us allows our customers to focus on designing, merchandising, and marketing their products.

Products

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)

•	Wire forms for mattress foundations

•	Machines that we use to shape wire into various types of springs

PART I

Furniture Group

•	Steel mechanisms and hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas

•	Springs and seat suspensions for chairs, sofas and love seats

Fabric & Carpet Cushion Group

•	Structural fabrics for mattresses, residential furniture and industrial uses

•	Carpet cushion (made from bonded scrap foam, fiber, rubber and prime foam)

•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control, as well as silt fencing)

Customers

•	Manufacturers of finished bedding (mattresses and foundations) and upholstered furniture

•	Retailers and distributors of carpet cushion

•	Contractors, landscapers, road construction companies and government agencies using geo components

Commercial Products Segment

In our Commercial Products segment we design, manufacture, and distribute a wide range of components and finished products for the office seating and specialty retail markets. We are a major supplier of fashion beds and adjustable beds, with domestic manufacturing and distribution capability as well as established relationships with global sources.

Products

Work Furniture Group

•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow office chairs to tilt, swivel and elevate

•	Select lines of private-label finished furniture

Consumer Products Group

•	Fashion beds and bed frames

•	Adjustable beds

PART I

Customers

•	Office, institutional and commercial furniture manufacturers

•	Mattress manufacturers and retailers

Industrial Materials Segment

The quality of our products and service, together with our low cost, have made Leggett & Platt the leading U.S. supplier of high carbon drawn steel wire. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have three wire mills that supply virtually all the wire consumed by our other domestic businesses. We also supply steel wire to external customers that operate in a broad range of markets.

We sold our Steel Tubing business in the fourth quarter of 2015. This unit supplied steel tubing to many external customers, including automotive seat frame producers, and also supplied a portion of our internal needs.

Products

Wire Group

•	Drawn wire

•	Fabricated wire products

•	Steel rod

Customers

We use about 70% of our wire output to manufacture our own products, including:

•	Bedding and furniture components

•	Automotive seat suspension systems

The Industrial Materials segment also has a diverse group of external customers that include:

•	Bedding producers

•	Mechanical spring manufacturers

•	Waste recyclers and waste removal businesses

PART I

Specialized Products Segment

Our Specialized Products segment designs, manufactures and sells products including automotive seating components, tubing for the aerospace industry, specialized machinery and equipment, and service van interiors. Our established design capability and focus on product development have made us a leader in innovation. We also benefit from our broad geographic presence and our internal production of key raw materials and components.

We are considering strategic alternatives for our CVP Group, including the possible divestiture of this business.  For more information, please refer to “Commercial Vehicle Products Divestiture”  on page 31.

Products

Automotive Group

•	Mechanical and pneumatic lumbar support and massage systems for automotive seating

•	Seat suspension systems

•	Automotive control cables

•	Low voltage motors and actuators

Aerospace Products Group

•	Titanium, nickel and stainless steel tubing and sub-assemblies for the aerospace industry

Machinery Group

•	Full range of quilting machines for mattress covers

•	Industrial sewing/finishing machines

Commercial Vehicle Products Group

•	Van interiors (the racks, shelving and cabinets installed in service vans)

•	Computer docking stations

Customers

•	Automobile seating manufacturers

•	Aerospace suppliers and OEMs

•	Bedding manufacturers

•	Telecommunication, cable, home service and delivery companies

PART I

Strategic Direction

Key Financial Metric

Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends)/Beginning Stock Price. Our goal is to achieve TSR in the top third of the S&P 500 companies over rolling three-year periods through a balanced approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases. For the three-year measurement period that ended December 31, 2015, we met our goal of producing TSR in the top third of the S&P 500. We generated compounded annual TSR of 20% per year, on average, over the last three years, significantly better than the S&P 500's 15% annual TSR over the same time period.

Our incentive programs reward return generation and profitable growth. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.

Returning Cash to Shareholders

During the past three years, we generated approximately $1.2 billion of operating cash, and we returned much of this cash to shareholders in the form of dividends and share repurchases. Dividends and share repurchases are expected to remain significant contributors to long-term TSR.

We currently pay a quarterly dividend of $.32 per share. Our target for dividend payout is 50-60% of earnings, however actual payout has been higher in recent years (88% in 2013 and 179% in 2014, impacted by goodwill impairment in both years and litigation accruals in 2014). As a result, dividend growth has been modest, at about 3% per year. With significant earnings improvement in 2015, dividend payout for the year was 55%, within the target range. This allows us flexibility to consider future dividend growth that more closely aligns with EPS growth. We have consistently (for over 25 years) generated operating cash in excess of our annual requirement for capital expenditures and dividends.

Our top priorities for use of cash are organic growth (capital expenditures), dividends, and strategic acquisitions. After funding those priorities, if there is still cash available, we generally intend to repurchase stock rather than repay debt early or stockpile cash. During the last three years, we repurchased a total of 15.6 million shares of our stock and issued 9.1 million shares (through employee benefit plans and stock option exercises), reducing outstanding shares by 5%. In 2015, we repurchased 4.3 million shares (at an average of $45.72) and issued 2.1 million shares (at an average of $23.61).

Portfolio Management

We utilize a rigorous strategic planning process to help guide decisions regarding business unit roles, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix, or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as growth of EBIT (earnings before interest and taxes) and EBITDA (earnings before interest, taxes, depreciation and amortization), operating cash flows, and return on assets. Business units in the Grow category should provide avenues for profitable growth from competitively advantaged positions in attractive markets. Core business units are expected to enhance productivity, improve market share, and generate cash flow from operations while using minimal capital. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

PART I

Disciplined Growth

Long-term, we aim to achieve consistent, profitable growth of 4-5% annually. To attain this goal, we will need to supplement the approximate 2-3% growth that our markets typically produce (in normal economic times) with two additional areas of opportunity. First, we must develop and commercialize innovative new products within markets in which we already enjoy strong competitive positions. Second, we need to uncover new growth platforms: opportunities in markets new to us containing margins and growth higher than the Company's average, and in which we would possess a competitive advantage.

Our long-term 4-5% annual growth objective envisions periodic acquisitions. We primarily seek acquisitions within our Grow businesses, and look for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We expect all acquisitions to (a) have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in an attractive and growing market; (b) create value by enhancing TSR; (c) for stand-alone businesses: generally possess revenue in excess of $50 million, strong management and future growth opportunity with a strong market position in a market growing faster than GDP; and (d) for add-on businesses: generally possess revenue in excess of $15 million, significant synergies, and a strategic fit with an existing business unit.

Acquisitions

2015

We acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings for a purchase price of $23 million. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% over the next five years, under the terms of the agreement, and have recorded a long-term liability of approximately $10 million for the future payments. Future payments are based upon a calculation that incorporates future EBITDA. The recorded liability is based upon estimates and may fluctuate significantly until the 2018 and 2020 payment dates. Fluctuations in this liability will be reflected in interest income or expense on the Consolidated Statement of Operations.
2014
We acquired Tempur Sealy's three U.S. innerspring component production facilities for a purchase price of $45 million. This additional volume enhanced our economies of scale, benefited from our vertical integration in steel rod and wire, and allowed manufacturing optimization across a broad asset base. These factors contributed to the recognition of $18 million in goodwill from this acquisition.

We also acquired a German designer and distributor of high-end, European-styled motion components for a purchase price of $17 million. This business allows us to meet varying design preferences and broadens the range of our furniture component products, which contributed to the recognition of $4 million in goodwill from this acquisition.

2013

We expanded our Aerospace Products business unit with the acquisition of two companies.

The first was a UK-based business that extended our capability in aerospace tube fabrication. This business was acquired for a purchase price of $12 million, and $6 million of goodwill was recorded related to this acquisition. Factors that contributed to a purchase price resulting in the recognition of goodwill included its international presence and complimentary fit with our Aerospace Products business unit.

PART I

The second was a French company that added small-diameter, high-pressure seamless tubing to our product portfolio for a cash purchase price of $15 million. This business was acquired at a price less than fair value of the net identifiable assets, and we recorded a $9 million non-taxable bargain purchase gain. The bargain purchase gain is reported in the "Other (income) expense, net" line of our Consolidated Statements of Operations.

For more information regarding our acquisitions and factors that contributed to the bargain purchase price referenced above, please refer to Note R on page 109 of the Notes to Consolidated Financial Statements.

Divestitures

2015

We sold our final two Store Fixtures operations for $8 million and recorded an after-tax gain of $3 million. These divestitures were reported in discontinued operations.

We sold our Steel Tubing business unit for total consideration of $25 million. This operation reached held for sale status in the first quarter of 2015, but did not meet the requirements for discontinued operations. The results for this operation (including a pre-tax loss on sale of $3 million) was included in the Industrial Materials segment.

Finally, we divested a small operation within our CVP business for $3 million, which resulted in a pre-tax gain of $1 million. The business was reported in our Specialized Products segment and did not meet the requirements for discontinued operations.

2014

We divested the majority of the Store Fixtures group for total consideration of $64 million and recorded an after-tax loss of $5 million. The Store Fixtures group was previously part of the Commercial Products segment and was reported in discontinued operations.

2013

There were no significant divestitures in 2013.

For further information about divestitures and discontinued operations, see Note B on page 76 of the Notes to Consolidated Financial Statements.

Change in Segment Reporting

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure.  Because of the divestiture of the majority of the Store Fixtures business in late 2014, along with the retirement of the Senior Operating Vice President of the Industrial Materials segment, our management organizational structure and all related internal reporting changed in 2015.

The Adjustable Bed and Fashion Bed businesses were moved from Residential Furnishings to Commercial Products. The Aerospace business was moved from Industrial Materials to Specialized Products. The Spuhl machinery operation (which produces wire forming equipment primarily for our internal use) was moved from Specialized Products to Residential Furnishings. Additionally, our logistics operations, which primarily include intercompany transportation activity, were moved from Residential Furnishings to Industrial Materials. These segment changes were retrospectively applied to all prior periods presented.

PART I

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

Our international operations are principally located in Europe, China, Canada and Mexico. Our products in these foreign locations primarily consist of:

Europe

•	Innersprings for mattresses

•	Wire and wire products

•	Lumbar and seat suspension systems for automotive seating

•	Seamless tubing and specialty formed products for aerospace applications

•	Select lines of private-label finished furniture

•	Recliner mechanisms

•	Machinery and equipment designed to manufacture innersprings for mattresses

PART I

China

•	Lumbar and seat suspension systems for automotive seating

•	Cables, small electric motors, and actuators for automotive applications

•	Recliner mechanisms and bases for upholstered furniture

•	Formed wire for upholstered furniture

•	Innersprings for mattresses

•	Office furniture components, including chair bases and casters

Canada

•	Lumbar supports for automotive seats

•	Fabricated wire for the furniture and automotive industries

•	Office chair controls, chair bases and table bases

Mexico

•	Innersprings and fabricated wire for the bedding industry

•	Automotive control cable systems and seating components

•	Adjustable beds
Our international expansion strategy is to locate our operations where we believe we would possess a competitive advantage and where demand for our components is growing. Also, in instances where our customers move the production of their finished products overseas, we have located facilities nearby to supply them more efficiently.

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

Our Specialized Products segment, which derives roughly 65% of its trade sales from foreign operations, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on our foreign operations and other adverse effects on our business.

PART I

Geographic Areas of Operation

We have manufacturing facilities in countries around the world, as shown below.

	Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products
North America
Canada	■	■		■
Mexico	■		■	■
United States	■	■	■	■
Europe
Austria				■
Belgium				■
Croatia	■			■
Denmark	■
France				■
Germany				■
Hungary				■
Italy	■	■
Poland		■
Switzerland	■
United Kingdom	■			■
South America
Brazil	■
Asia
China	■	■		■
India				■
South Korea				■
Africa
South Africa	■

For further information concerning our continuing operations external sales related to products manufactured, and our tangible long-lived assets located outside the United States, refer to Note F on page 84 of the Notes to Consolidated Financial Statements.

PART I

Sales by Product Line

The following table shows our approximate percentage of continuing operations external sales by classes of similar products for the last three years:

Product Line	2015	2014	2013
Bedding Group	23%	22%	20%
Fabric & Carpet Cushion Group	17	18	18
Automotive Group	16	16	14
Furniture Group	11	11	12
Wire Group	9	11	12
Consumer Products Group	8	7	8
Work Furniture Group	6	5	5
Aerospace Products Group	3	3	2
Commercial Vehicle Products Group	3	3	4
Steel Tubing Group	2	2	3
Machinery Group	2	2	2

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

We supply our own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture:

•	Innersprings and foundations for mattresses

•	Springs and seat suspensions for chairs and sofas

•	Automotive seating suspension systems

We supply a substantial majority of our domestic steel rod requirements through our own rod mill. Our wire drawing mills supply nearly all of our U.S. requirements for steel wire.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2015, our largest customer accounted for approximately 8% of our consolidated revenues. Our top 10 customers accounted for approximately 29% of these consolidated revenues. The loss of one or more of these customers could have a

PART I

material adverse effect on the Company, as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Furnishings, Commercial Products and Specialized Products segments.

Patents and Trademarks

The chart below shows the approximate number of patents issued, patents in process, trademarks registered and trademarks in process held by our continuing operations as of December 31, 2015. No single patent or group of patents, or trademark or group of trademarks, is material to our operations, as a whole. Most of our patents relate to products sold in the Specialized Products segment, while a substantial majority of our trademarks relate to products sold in the Residential Furnishings and Specialized Products segments.

Some of our most significant trademarks include:

•	ComfortCore®, Mira-Coil®, VertiCoil®, Lura-Flex®, and Superlastic® (mattress innersprings)

•	Semi-Flex® (box spring components and foundations)

•	Active Support Technology® (mattress innersprings)

•	Spuhl® (mattress innerspring manufacturing machines)

•	Wall Hugger® (recliner chair mechanisms)

•	Super Sagless® (motion and sofa sleeper mechanisms)

•	No-Sag® (wire forms used in seating)

•	LPSense® (capacitive sensing)

•	Hanes® (fabric materials)

•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)

•	Gribetz® and Porter® (quilting and sewing machines)

Product Development

One of our strongest performing product categories across the company is ComfortCore®, our fabric-encased spring coils used in hybrid and other mattresses. Many mattress producers have moved to higher valued innersprings like ComfortCore® in more of their product lines, typically replacing foam cores or traditional innersprings. Our ComfortCore® volume has continued to grow, and represented 30% of our total U.S. innerspring units in 2015.

PART I

Research and Development

We maintain research, development and testing centers in many locations around the world. We are unable to calculate precisely the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we estimate the cost of research and development was approximately $25 million in each of the last three years.

Employees

At December 31, 2015, we had approximately 20,000 employees, of which roughly 15,000 were engaged in production. Of the 20,000, approximately 11,000 were international employees (5,600 in China). Roughly 15% of our employees are represented by labor unions that collectively bargain for work conditions, wages or other issues. We did not experience any material work stoppage related to contract negotiations with labor unions during 2015. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2016. The chart below shows the approximate number of employees by segment.

At December 31, 2014, we had approximately 19,000 employees.

Competition

Many companies offer products that compete with those we manufacture and sell. The number of competing companies varies by product line, but many of the markets for our products are highly competitive. We tend to attract and retain customers through product quality, innovation, competitive pricing and customer service. Many of our competitors try to win business primarily on price but, depending upon the particular product, we experience competition based on quality and performance as well. In general, our competitors tend to be smaller, private companies.

We believe we are the largest U.S. manufacturer, in terms of revenue, of the following:

•	Components for residential furniture and bedding

•	Carpet cushion

•	Adjustable bed bases

•	Components for office furniture

•	High carbon drawn steel wire

PART I

•	Automotive seat support and lumbar systems

•	Bedding industry machinery

•	Thin-walled, titanium, nickel and other specialty tubing for the aerospace industry
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

Because of the documented evasion of antidumping orders by certain importers, typically shipping goods through third countries and falsely identifying the countries of origin, Leggett, along with several U.S. manufacturers have formed a coalition and are working with members of Congress, the DOC, and U.S. Customs and Border Protection (CBP) to seek stronger enforcement of existing antidumping and/or countervailing duty orders.  As a result of these efforts, the U.S. Congress has passed the Enforcing Orders and Reducing Customs Evasion (ENFORCE) Act.  The ENFORCE Act requires CBP to implement a transparent, time-limited process to investigate allegations of duty evasion and to assess duties where appropriate.

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

Working Capital Items

For information regarding working capital items, see the discussion of “Cash from Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 40.

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

Discontinued Operations

For information on discontinued operations, see Note B on page 76 of the Notes to Consolidated Financial Statements.

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

PART I

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

We operate in markets that are highly competitive. We believe that most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality and performance. We face ongoing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia and Europe. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. If we are unable to purchase key raw materials, such as steel, at prices competitive with those of foreign suppliers, our ability to maintain market share and profit margins could be harmed by foreign competitors.

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.
We previously disclosed that we were a party to a series of civil antitrust lawsuits involving the sale of polyurethane foam products. During 2015, we settled the substantial majority of these cases but there are a few cases yet to be resolved. Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at December 31, 2015, an aggregate litigation contingency accrual of $8 million. The accrual amount decreased from the prior year primarily due to cash payments for litigation settlements of $82 million. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian VAT, antitrust, patent, and other matters) are estimated to be $25 million. If our assumptions or analysis regarding these contingencies is incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $25 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, see Note T on page 114 of the Notes to Consolidated Financial Statements.
We are exposed to foreign currency risk which may negatively impact our competitiveness, profit margins and earnings.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2015, 31% of our sales were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

PART I

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2015, goodwill and other intangible assets represented $998 million, or 34% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $658 million, or 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.

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

For more information regarding potential goodwill and other long-lived asset impairment, refer to Note C on page 79 of the Notes to Consolidated Financial Statements.

Technology failures or cyber security breaches could have a material adverse effect on our operations.

We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of, and collections from, our customers, and manage the accounting for, and payment to, our vendors. We expect to transition certain corporate-level shared service systems primarily related to our domestic U.S. operations for general ledger, sales invoicing, cash application, purchasing and accounts payable disbursements to a new platform during the last half of 2016 and the first half of 2017. Technology failures or security breaches of a new or existing infrastructure could create system disruptions or unauthorized disclosure of confidential information. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. We cannot be certain that advances in criminal capabilities or new discoveries in the field of cryptography will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected.

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

PART I

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. We currently have 130 manufacturing locations, of which 81 are located across the United States and 49 are located in 18 foreign countries. We also have various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products
United States	81	46	11	8	16
Europe	18	5	2	—	11
China	14	4	1	—	9
Canada	8	2	2	—	4
Mexico	5	2	—	1	2
Other	4	2	—	—	2
Total	130	61	16	9	44

For more information regarding the geographic location of our manufacturing facilities refer to "Geographic Areas of Operation" under Item 1 Business on page 11.

Manufacturing Facilities Owned or Leased by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products
Owned	72	41	9	8	14
Leased	58	20	7	1	30
Total	130	61	16	9	44

In 2015, seventy-one percent of the Company's net sales allocated to the 130 manufacturing facilities was produced by owned facilities. We also lease many of our manufacturing, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note K on page 92 of the Notes to Consolidated Financial Statements. Of our 130 manufacturing facilities, none are subject to liens or encumbrances that are material to the segment in which they are reported or to the Company as a whole.

PART I

None of our physical properties are, by themselves, material to the Company’s overall manufacturing processes, except for our steel rod mill in Sterling, Illinois, which is reported in Industrial Materials. The rod mill consists of approximately 1 million square feet of production space and has annual output of approximately 500,000 tons of steel rod, of which a substantial majority is used by our own wire mills. Although we have alternative sources of steel rod from external sources, a prolonged disruption to the operation of the rod mill could have a material adverse effect on the Industrial Materials segment and the Company’s results of operations.

In the opinion of management, the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base. Our productive capacity, in general, continues to exceed current operating levels. However, utilization has increased in many of our businesses with improving market demand, and we are investing to support rapid growth in a few of our businesses, including Automotive, U.S. Spring, European Spring and Adjustable Bed.

Item 3. Legal Proceedings.

The information in Note T beginning on page 114 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.

Leggett's Claim for Alleged Antitrust Violations

On October 17, 2008, the Company, along with Carpenter Co., Flexible Foam Products, Inc., Foam Supplies, Inc., Hickory Springs Manufacturing Company, J.M. Huber Corporation, Lubrizol Advanced Materials, Inc., The Sherwin-Williams Company, Skypark Manufacturing, LLC, Vitafoam Incorporated; and their respective affiliates, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey under the caption Carpenter Co., et al. v. BASF SE, et al., Case No. 2:08-cv-05169 against BASF Corporation, The Dow Chemical Company, Huntsman International LLC, Lyondell Chemical Company, and their affiliates, alleging that defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. The Company previously settled its claims against certain defendants for immaterial amounts and all other defendants have been dismissed except for The Dow Chemical Company.

The Company, along with co-plaintiffs, seeks to recover three times the amount of damages suffered as a result of the alleged overcharges in the price of the urethane chemical products purchased from the defendant from at least 1994 through at least 2004. The plaintiffs also seek attorney fees, pre-judgment interest and injunctive relief. The defendant denies the claims. Based on the maturation of the proceeding, discovery becoming substantially complete, and the scheduled trial date of March 7, 2016, the Company now believes that it is reasonably likely that it may recover material damages from the defendant. However, because of uncertainties, the Company cannot estimate the amount of recovery. Also, because of these uncertainties, it is possible that the Company may recover only an immaterial amount of the alleged damages, or recover no damages at all.
Environmental Matters Involving Potential Monetary Sanctions of $100,000 or More

On March 27, 2013, Region 5 of the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation/Finding of Violation ("NOV/FOV") alleging that our subsidiary, Sterling Steel Company, violated the Clean Air Act and the Illinois State Implementation Plan currently in place. Sterling operates a steel rod mill in Sterling, Illinois. The NOV/FOV alleges that Sterling, since 2008, has exceeded the allowable annual particulate matter and manganese emission limits for its electric arc furnace. Sterling requested a conference with the EPA to discuss the alleged violations. The conference was held on May 20, 2013.

PART I

On July 23, 2013, the EPA issued a Finding of Violation alleging that Sterling violated the opacity limitations of its air permit and Federal and state regulations. A conference to discuss the Finding of Violation occurred in the third quarter of 2013.

There had been no material updates with respect to these matters until mid-July 2015 when the Company learned from counsel for the EPA that the matters had been referred to the U.S. Department of Justice (DOJ). The Company met with representatives of the DOJ on February 2, 2016. At the meeting, the DOJ focused on Sterling’s compliance with capture and control efficiency and fugitive emissions with its electric arc furnace. Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA or DOJ. Neither the EPA nor DOJ specified any amount of penalty or injunctive relief being sought in the NOV/FOV, Finding of Violation or in any conference or meeting. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.

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

Name [1,2,3]	Age	Position
Karl G. Glassman	57	President and Chief Executive Officer
Matthew C. Flanigan	54	Executive Vice President and Chief Financial Officer
Jack D. Crusa	61	Senior Vice President, Industrial Materials & Specialized Products
Perry E. Davis	56	Senior Vice President, Residential Furnishings
David M. DeSonier	57	Senior Vice President, Strategy & Investor Relations
J. Mitchell Dolloff	50	Senior Vice President, Specialized Products
Scott S. Douglas	56	Senior Vice President, General Counsel
Russell J. Iorio	46	Senior Vice President, Mergers & Acquisitions
John G. Moore	55	Senior Vice President, Chief Legal & HR Officer and Secretary
Dennis S. Park	61	Senior Vice President, Commercial Products
Tammy M. Trent	49	Vice President, Chief Accounting Officer

[1]	David S. Haffner, age 63, served as the Company's Board Chair and Chief Executive Officer until December 31, 2015.

[2]
Joseph D. Downes, Jr., age 71, retired from his position as Senior Vice President - Industrial Materials on April 5, 2015. He continued to be employed by the Company in a lesser position until his retirement on December 31, 2015.

[3]	William S. Weil, age 57, retired from his position as Senior Vice President, Chief Accounting Officer and Corporate Controller on May 5, 2015.

PART I

Subject to the employment and severance benefit agreements with Mr. Glassman and Mr. Flanigan, listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors. Our employment agreements with Mr. Glassman and Mr. Flanigan provide that they may terminate their agreements if not nominated as a director of the Company. In addition, each may terminate their agreement if not appointed to the executive position listed in their respective agreement (or above). See Exhibit Index on page 126 for reference to the agreements.

Karl G. Glassman was appointed Chief Executive Officer of the Company effective January 1, 2016. He was appointed President of the Company in 2013 and previously served the Company as Chief Operating Officer from 2006 to 2015. He also served as Executive Vice President from 2002 to 2013, President of Residential Furnishings from 1999 to 2006, Senior Vice President from 1999 to 2002 and in various capacities since 1982.

Matthew C. Flanigan was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 1999 to 2005, President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997.

Jack D. Crusa was appointed Senior Vice President in 1999 and President of Specialized Products in 2004. He previously served as President of Industrial Materials from 1999 to 2004, and President of the Automotive Group from 1996 to 1999. He has served the Company in various capacities since 1986. Upon the retirement of Joseph D. Downes, Jr. effective April 5, 2015, as discussed above, Mr. Crusa assumed the additional position of President of Industrial Materials.

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

J. Mitchell Dolloff was appointed Senior Vice President and President of Specialized Products effective January 1, 2016. He previously served the Company as Vice President, President of the Automotive Group from 2014 to 2015, President of Automotive Asia from 2011 to 2013, Vice President of Specialized Products from 2009 to 2013, and Director of Business Development for Specialized Products from 2007 to 2009. He served the Company in various other capacities since 2000.

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

PART I

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

Dennis S. Park was appointed Senior Vice President and President of Commercial Products in 2006. He previously served as Vice President and President of Home Furniture and Consumer Products from 2004 to 2006, and Vice President and President of Home Furniture Components from 1996 to 2004. He has served the Company in various capacities since 1977.

Tammy M. Trent was appointed Vice President, Chief Accounting Officer effective May 5, 2015. She served as Staff Vice President, Financial Reporting from 2007 to 2015. She previously served the Company in a series of progressively more responsible accounting capacities since 1998.

PART II

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2015
First Quarter	$46.95	$41.36	74.2	$0.31
Second Quarter	49.95	42.34	58.6	0.31
Third Quarter	51.28	39.58	69.7	0.32
Fourth Quarter	47.35	40.83	56.0	0.32
For the Year	$51.28	$39.58	258.5	$1.26
2014
First Quarter	$32.75	$28.90	59.4	$0.30
Second Quarter	34.80	31.54	55.2	0.30
Third Quarter	35.94	32.53	52.7	0.31
Fourth Quarter	43.15	32.64	72.8	0.31
For the Year	$43.15	$28.90	240.1	$1.22
______________________________

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 12, 2016, we had 8,745 shareholders of record.

Increasing the dividend remains a priority. We currently pay a quarterly dividend of $.32 per share. Our target for dividend payout is 50-60% of earnings, however actual payout has been higher in recent years (88% in 2013 and 179% in 2014, impacted by goodwill impairment in both years and litigation accrual in 2014). As a result, dividend growth has been modest, at about 3% per year. With significant earnings improvement in 2015, dividend payout for the year was 55%, within the target range. This allows us flexibility to consider future dividend growth that more closely aligns with EPS growth. We have consistently (for over 25 years) generated operating cash in excess of our annual requirement for capital expenditures and dividends. We expect this again to be the case in 2016. We have no restrictions that currently materially limit our ability to pay such dividends or that we reasonably believe are likely to limit the future payment of dividends.

See the discussion of the Company’s targeted dividend payout ratio under “Pay Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 44.

PART II

Issuer Purchases of Equity Securities

The table below is a listing of our purchases of the Company’s common stock during each calendar month of the fourth quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2015	1,035	$45.00	—	6,936,199
November 2015	322,070	$45.62	305,836	6,630,363
December 2015	332,125	$43.25	331,746	6,298,617
Total	655,230	$44.42	637,582
______________________________

(1)
This number includes 17,648 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions, or forfeitures of restricted stock units.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2016, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2016. No specific repurchase schedule has been established.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2015 [1]	2014 [2]	2013 [3]	2012 [4]	2011 [5]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$3,917	$3,782	$3,477	$3,415	$3,303
Earnings from Continuing Operations	328	225	186	231	173
(Earnings) Attributable to Noncontrolling Interest, net of tax	(4)	(3)	(2)	(2)	(3)
Earnings (loss) from Discontinued Operations, net of tax	1	(124)	13	19	(17)
Net Earnings attributable to Leggett & Platt, Inc. common shareholders	325	98	197	248	153
Earnings per share from Continuing Operations
Basic	2.30	1.57	1.27	1.59	1.16
Diluted	2.27	1.55	1.25	1.57	1.15
Earnings (Loss) per share from Discontinued Operations
Basic	.01	(.88)	.09	.13	(.11)
Diluted	.01	(.87)	.09	.13	(.11)
Net Earnings (Loss) per share
Basic	2.31	.69	1.36	1.72	1.05
Diluted	2.28	.68	1.34	1.70	1.04
Cash Dividends declared per share	1.26	1.22	1.18	1.14	1.10
Summary of Financial Position
Total Assets	$2,968	$3,141	$3,108	$3,255	$2,915
Long-term Debt, including capital leases	$945	$767	$688	$854	$833
______________________________

All amounts are presented after tax.

[1]
Net earnings from Continuing Operations for 2015 includes $4 million of impairments and $2 million on the loss on the sale of our steel tubing business; $4 million associated with litigation accruals; and $8 million lump sum pension buyout.

[2]
Net earnings from Continuing Operations for 2014 includes $33 million associated with litigation accruals. Discontinued Operations includes the following items: $93 million of goodwill impairment, a $5 million loss on the sale of the majority of our Store Fixtures unit, and $22 million associated with litigation accruals.

[3]
Net earnings from Continuing Operations for 2013 include charges of $45 million related to the Commercial Vehicle Products group ($43 million goodwill impairment charge and $2 million accelerated amortization of a customer-related intangible asset), and a $9 million bargain purchase gain related to an acquisition.

[4]
Net earnings from Continuing Operations for 2012 include a $27 million net tax benefit primarily related to the release of valuation allowances on certain Canadian deferred tax assets, partially offset by deferred withholding taxes on earnings in China.

[5]
The Company incurred asset impairment and restructuring-related charges totaling $28 million in 2011. Of these charges, $13 million were associated with continuing operations and $15 million were related to discontinued operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2015 HIGHLIGHTS

Earnings from continuing operations increased significantly (versus 2014) reflecting several factors, including the benefit from higher sales, pricing discipline, and lower foam litigation expense.

Sales from continuing operations also grew in 2015, with higher unit volume and acquisitions partially offset by raw material-related price deflation and currency impact. Nearly all of our businesses experienced unit volume growth during the year, from a combination of new program awards, market share gains, and broadly improving end market demand.

A major component of our strategy since 2007 has been the optimization of our portfolio of businesses, by increasing investment in businesses that possess strong competitive advantage and reducing our exposure to businesses and markets that are less attractive. In 2015, we made further progress on both fronts. During the year, we expanded our operations to support continued growth of our Automotive business, invested in machinery to support the growing demand for ComfortCore® innersprings, and added three new facilities to support growth in our Adjustable Bed business. We also acquired, in our Work Furniture business, a European private-label manufacturer of high-end upholstered furniture for office, commercial, and other settings. Additionally, in 2015, we completed the divestitures of several small operations including our Steel Tubing business, the two remaining Store Fixtures operations, and a small part of the Commercial Vehicle Products business.

Operating cash decreased versus 2014 levels, primarily due to payments made to settle foam litigation. However, we once again generated more than enough cash from operations to comfortably fund dividends and capital expenditures, something we've accomplished for over 25 years.

2015 marked the 44th consecutive annual dividend increase for the company, with a compound annual growth rate of 13% over that time period. Only one other S&P 500 company can claim as high a rate of dividend growth for as many years.

Our financial profile remains strong. We ended 2015 with net debt to net capital comfortably within our long-standing targeted range of 30-40%. In August, we repaid $200 million of notes that matured. We ended the year with over $400 million available under our commercial paper program.

We assess our overall performance by comparing our Total Shareholder Return (TSR) to that of peer companies on a rolling three-year basis. We target TSR in the top third of the S&P 500 over the long term. For the three years ended December 31, 2015, we generated TSR of 20% per year on average. That placed us in the top third of the S&P 500, meeting our long-term goal.

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

We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. For the three-year measurement period that ended December 31, 2015, we met our top third TSR goal. We generated TSR of 20% per year on average over the last three years, well above the S&P 500's 15% annual TSR for that same time period.

Customers

We serve a broad suite of customers, with our largest customer representing approximately 8% of our sales. Many are companies whose names are widely recognized. They include most producers of residential furniture and bedding, auto and office seating manufacturers, and a variety of other companies.

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

We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs and we also realize a lag as costs decline, as was the case in the last half of 2015.

Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Throughout 2015, market prices for steel scrap, rod, and flat-rolled products decreased significantly, leading to downward pressure on selling prices. We realized a beneficial

PART II

pricing lag during the year, as costs generally decreased at a faster rate than selling prices. Assuming that steel costs stabilize, we expect that 2015's pricing lag benefit will not recur in 2016.

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

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We must continue providing product options to our customers that enable them to improve the functionality and manage the cost of their products, while providing higher margin and profit contribution for our operations.

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

Because of the documented evasion of antidumping orders by certain importers, typically shipping goods through third countries and falsely identifying the countries of origin, Leggett, along with several U.S. manufacturers have formed a coalition and are working with members of Congress, the DOC, and U.S. Customs and Border Protection (CBP) to seek stronger enforcement of existing antidumping and/or countervailing duty orders.  As a result of these efforts, the U.S. Congress passed the Enforcing Orders and Reducing Customs Evasion (ENFORCE) Act.  The ENFORCE Act requires CBP to implement a transparent, time-limited process to investigate allegations of duty evasion and to assess duties where appropriate.

PART II

Settlement of Polyurethane Foam Litigation

We previously disclosed that we were one of several defendants in a series of civil antitrust lawsuits involving the sale of polyurethane foam. During 2015, we settled the substantial majority of these cases. Although there are a few cases yet to be resolved, based upon current facts, we do not believe that the outcome of these remaining cases will have a material effect on our consolidated financial position, results of operations, or cash flow.
Accrual for Loss Contingencies and Reasonably Possible Losses in Excess of Accruals

Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have an aggregate litigation contingency accrual of $8 million. The accrual amount decreased from the prior year primarily due to cash payments for litigation settlements of $82 million. Based upon current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies are estimated to be $25 million. These include Brazilian VAT, antitrust, patent, and other matters. For more information regarding litigation contingency accruals and reasonably possible losses in excess of accruals, see Note T to the Consolidated Financial Statements on page 114.
Leggett's Claim for Alleged Antitrust Violations

We are also a plaintiff in an antitrust case against The Dow Chemical Company. We, along with other plaintiffs, have alleged that several defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. The trial is scheduled to begin on March 7, 2016. We believe that it is reasonably likely that we may recover material damages. However, because of uncertainties we cannot estimate the amount of recovery, and it is possible that we won't recover any damages at all. For more information regarding our antitrust litigation, see Note T to the Consolidated Financial Statements on page 114.
Discontinued Operations

For information regarding discontinued operations, see Note B to the Consolidated Financial Statements on page 76.

Goodwill Impairment of Store Fixtures Group

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. We review our reporting units for potential goodwill impairment in June of each year, and more often if an event or circumstance occurs making it likely that impairment exists. We performed our annual goodwill impairment review in June 2014, and on July 14, 2014, concluded that an impairment charge of $108 million ($93 million after tax) was required for our Store Fixtures group. This non-cash impairment charge reflected the complete write-off of the goodwill associated with the Store Fixtures group and was recognized in discontinued operations. For more information, see Note C to the Notes to Consolidated Financial Statements on page 79.

Divestiture of Store Fixtures Operations

On November 1, 2014, we sold the majority of the Store Fixtures business for $64 million. These divested operations represented approximately three-quarters of the business unit's revenues. The transaction resulted in an after-tax loss of $5 million, which was recognized in discontinued operations.

The two remaining Store Fixtures facilities were sold in 2015 and resulted in an after-tax gain of $3 million, which was also recognized in discontinued operations.

PART II

Commercial Vehicle Products Divestiture

In late 2015, we sold a small CVP operation that did not meet the discontinued operations criteria, leaving two remaining operations within that group. In February 2016, one of these operations reached held-for-sale status. Under a separate arrangement, we have agreed to sell real estate associated with the CVP unit and expect to realize a gain on this transaction. The real estate sale is subject to certain contingencies, which we anticipate will be resolved within the next twelve months. We will continue to explore strategic alternatives for the remaining CVP operation.
Change in Segment Reporting

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure.  Because of the divestiture of the majority of the Store Fixtures business in late 2014, along with the retirement of the Senior Operating Vice President of the Industrial Materials segment, our management organizational structure and all related internal reporting changed in 2015.

The Adjustable Bed and Fashion Bed businesses were moved from Residential Furnishings to Commercial Products. The Aerospace business was moved from Industrial Materials to Specialized Products. The Spuhl machinery operation (which produces wire forming equipment primarily for our internal use) was moved from Specialized Products to Residential Furnishings. Additionally, our logistics operations, which primarily include intercompany transportation activity, were moved from Residential Furnishings to Industrial Materials. These segment changes were retrospectively applied to all prior periods presented.

PART II

RESULTS OF OPERATIONS—2015 vs. 2014

Sales from continuing operations grew 4% in 2015, with higher unit volume and acquisitions partially offset by raw material-related price deflation and currency impact. Nearly all of our businesses experienced unit volume growth during the year, from a combination of new program awards, market share gains, and broadly improving end market demand.

Full year earnings from continuing operations increased significantly reflecting several factors, including the benefit from higher sales, pricing discipline, and lower foam litigation expense. Further details about our consolidated and segment results are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2015, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales (continuing operations):
Year ended December 31, 2014	$3,782
Approximate volume gains	196	6%
Approximate raw material-related deflation and currency impact	(183)	(5)%
Same location sales	13	1%
Acquisition sales growth	123	3%
Divestitures	(1)	—%
Year ended December 31, 2015	$3,917	4%
Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2014	$225
Lower foam litigation expense	30
Lump sum pension buyout	(8)
Other, including benefit from higher sales and pricing discipline	81
Year ended December 31, 2015	$328
Earnings Per Diluted Share (continuing operations)—2014	$1.55
Earnings Per Diluted Share (continuing operations)—2015	$2.27

Same location sales (from continuing operations) grew 1%, with volume gains in Automotive, in most of our Residential Furnishings businesses, and in Adjustable Bed, largely offset by raw material-related price deflation and currency impact.

Full-year 2015 sales growth also benefited from the July 2014 acquisition of Tempur Sealy's three innerspring component production facilities, the March 2015 acquisition of a Work Furniture business, and other smaller acquisitions. The divestiture of the Steel Tubing business occurred in late December, and did not significantly impact the full year sales comparison.

Earnings from continuing operations increased significantly in 2015, primarily from higher sales and pricing discipline. As indicated in the table above, earnings also benefited from the reduction in foam litigation expense ($3 million in 2015 versus $33 million in 2014; further discussed on page 114). Partially offsetting these improvements was a one-time lump sum pension buyout funded from pension plan assets late in 2015.

PART II

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. In 2014, steel costs were relatively stable and we ended the year with LIFO expense of $1 million. Significant deflation in steel costs during 2015 resulted in a full-year pretax LIFO benefit of $46 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 72.

Interest and Income Taxes

Net interest expense in 2015 increased slightly versus 2014.

Our 2015 worldwide effective income tax rate on continuing operations was 27%, compared to 24% for 2014.  The 2015 tax rate benefited from $11 million of favorable adjustments, including a reduction associated with changes to our permanent reinvestment assertions in China, and a tax benefit associated with our Australian operations. The 2014 tax rate includes $14 million of favorable adjustments primarily related to additional Domestic Production Activities Deduction tax benefits for the current and prior years, incremental deferred foreign tax credits, and net favorable adjustments related to prior year tax return filings. These adjustments benefited our 2014 rate more favorably due to lower pretax income.

PART II

Segment Results (continuing operations)

In the following section we discuss 2015 sales and EBIT (earnings before interest and taxes) from continuing operations for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 84. Prior year segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 31.

(Dollar amounts in millions)	2015	2014	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales (continuing operations)
Residential Furnishings	$2,064	$1,958	$106	5%	1%
Commercial Products	623	516	107	21%	12%
Industrial Materials	777	813	(36)	(4)%	(4)%
Specialized Products	955	914	41	4%	4%
Total	4,419	4,201	218
Intersegment sales elimination	(502)	(419)	(83)
External sales	$3,917	$3,782	$135	4%	1%

	2015	2014	Change in EBIT		EBIT Margins (2)
			$	%	2015	2014
EBIT (continuing operations)
Residential Furnishings	$205	$136	$69	51%	9.9%	6.9%
Commercial Products	42	31	11	35%	6.8%	6.0%
Industrial Materials	51	43	8	19%	6.5%	5.3%
Specialized Products	156	126	30	24%	16.3%	13.7%
Intersegment eliminations & other	(13)	(3)	(10)
Change in LIFO reserve	46	(1)	47
Total	$487	$332	$155	47%	12.4%	8.8%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Residential Furnishings sales increased 5% in 2015, with unit volume growth in most product categories and acquisitions partially offset by raw material-related price decreases and currency impact. Volume grew in Bedding, Home Furniture, Geo Components, and Fabric Converting. Within our U.S. Spring business, we again experienced significant growth in ComfortCore® (our pocketed coil innerspring), with unit volume in that product category up 51%. We expect strong growth in this category to continue from our introduction of new ComfortCore® products and our customers' growing use of these components in their product lines.

EBIT and EBIT margin increased in 2015 due to higher sales, pricing discipline, and significantly lower foam litigation expense ($48 million).

PART II

Commercial Products

Sales in Commercial Products increased 21% in 2015, with same location sales up 12%. Continued strong demand in the Adjustable Bed and Fashion Bed businesses drove this improvement. Unit volume in the Adjustable Bed business increased 51% from a combination of new programs and strength in ongoing customer programs. Acquisitions also contributed 9% to the segment's sales growth during the year. In our Work Furniture business, we acquired a European private-label manufacturer of high-end upholstered furniture for office, commercial, and other settings.

EBIT and EBIT margin increased in 2015, primarily from higher sales and improved operating efficiency.

Industrial Materials

Sales in the segment decreased 4% in 2015, with higher unit volume in Drawn Wire more than offset by steel-related price decreases and reduced rod mill trade sales.

EBIT and EBIT margin improved versus 2014, with cost reductions more than offsetting $6 million of impairment charges and a $3 million loss on divestiture, both of which related to our Steel Tubing business.

Specialized Products

In Specialized Products, sales increased 4% in 2015, with volume gains in Automotive and Machinery partially offset by currency impact. Our Automotive business continued to experience strong growth from a combination of factors, including expanded component content (via upgraded features), participation in new vehicle platforms, and continued industry growth in each of the major markets.

EBIT and EBIT margin increased primarily from higher sales.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased to $1 million from a loss of $124 million in 2014. This significant increase is primarily due to the non-recurrence of an impairment charge of $93 million related to the goodwill of the Store Fixtures business discussed on page 80, and foam litigation accruals of $22 million discussed on page 114. The divestiture of the majority of that business late in 2014 resulted in an additional loss of $5 million. For further information about discontinued operations, see Note B to the Consolidated Financial Statements on page 76.

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

(Dollar amounts in millions, except per share data)	Amount	%
Net sales (continuing operations):
Year ended December 31, 2013	$3,477
Same location sales - primarily unit volume growth	189	6%
Acquisition sales growth	116	3%
Year ended December 31, 2014	$3,782	9%
Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2013	$186
Non-recurrence of Commercial Vehicle Products impairment and related charges	45
Non-recurrence of acquisition-related bargain purchase gain	(9)
Litigation accrual	(33)
Other factors, including benefit from higher sales	36
Year ended December 31, 2014	$225
Earnings Per Diluted Share (continuing operations)—2013	$1.25
Earnings Per Diluted Share (continuing operations)—2014	$1.55

Same location sales (from continuing operations) grew 6%, reflecting strong volume gains in Automotive and in most of the company's Residential Furnishings businesses. These improvements were partially offset by weak demand in Commercial Vehicle Products (CVP).

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

As indicated in the table above, a few additional items impacted the year-over-year earnings comparison. In 2013, earnings from continuing operations reflected non-cash impairment and other charges related to the goodwill and other intangible assets of our CVP business, and a bargain purchase gain related to the acquisition of an

PART II

aerospace tubing business. Earnings from continuing operations in 2014 were negatively impacted by litigation accruals, which primarily related to the foam antitrust cases discussed on page 114.

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

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 72.

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

PART II

Segment Results (continuing operations)

In the following section we discuss 2014 sales and EBIT from continuing operations for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note F to the Consolidated Financial Statements on page 84. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 31.

(Dollar amounts in millions)	2014	2013	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales (continuing operations)
Residential Furnishings	$1,958	$1,725	$233	14%	9%
Commercial Products	516	469	47	10%	10%
Industrial Materials	813	790	23	3%	3%
Specialized Products	914	817	97	12%	8%
Total	4,201	3,801	400
Intersegment sales elimination	(419)	(324)	(95)
External sales	$3,782	$3,477	$305	9%	6%

	2014	2013	Change in EBIT		EBIT Margins (2)
			$	%	2014	2013
EBIT (continuing operations)
Residential Furnishings	$136	$151	$(15)	(10)%	6.9%	8.8%
Commercial Products	31	28	3	11%	6.0%	5.9%
Industrial Materials	43	57	(14)	(25)%	5.3%	7.2%
Specialized Products	126	34	92	271%	13.7%	4.2%
Intersegment eliminations & other	(3)	9	(12)
Change in LIFO reserve	(1)	(4)	3
Total	$332	$275	$57	21%	8.8%	7.9%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings

Residential Furnishings sales increased 14% in 2014, from unit volume growth in most product categories and acquisitions (including the purchase of the three Tempur Sealy innerspring production facilities). Volume grew in Bedding, Home Furniture, Geo Components, Fabric Converting, and Carpet Cushion, from a combination of market share gains and broadly improving market demand in the second half of the year. Within our U.S. Spring business, we experienced significant growth in ComfortCore® (our pocketed coil innerspring), with unit volume in that product category up 52%. Mattress producers continued to integrate these higher-valued innersprings into more of their product lines, in many cases replacing lower-valued innersprings. In our Furniture Hardware business, unit volume increased 10% as consumer demand for reclining chairs and sofas continued to grow.

EBIT and EBIT margin decreased in 2014, with the benefit from higher sales more than offset by a $54 million accrual related to the foam litigation discussed on page 114, and higher stock compensation expense.

PART II

Commercial Products

Sales in Commercial Products increased 10% in 2014. Demand was extremely strong in our Adjustable Bed business, with unit volume increasing 56% from a combination of new programs and strength in ongoing customer programs. We also benefited from market share gains and improved market demand in our Work Furniture business.

EBIT improved slightly and EBIT margin was flat in 2014, with the benefit from higher sales partially offset by operational challenges with a Chinese joint venture.

Industrial Materials

Sales in the segment increased 3% in 2014. Growth in logistics services (primarily with other Leggett operations) was partially offset by reduced trade sales from our rod mill and lower wire volume.

EBIT and EBIT margin declined versus 2013, primarily due to reduced metal margin in our steel rod and wire operations, and weather-related costs and inefficiencies early in 2014.

Specialized Products

In Specialized Products, sales increased 12% in 2014. Same location sales were up 8% and Aerospace acquisitions completed in 2013 also contributed to the full-year sales growth. Our Automotive business continued to experience strong growth, with sales up 17% from a combination of factors, including expanded component content (via upgraded features), participation in new vehicle platforms, and demand strength in each of the major markets. Partially offsetting this growth, CVP sales declined 21%, reflecting delayed vehicle replacement by major fleet operators and a change in an OEM incentive program. Machinery sales increased modestly for the year.

EBIT and EBIT margin increased due to higher sales and the non-recurrence of impairment and other charges (of $67 million) related to the goodwill and other intangible assets of our CVP business that were recognized in 2013.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, decreased to a loss of $124 million in 2014 (versus earnings of $13 million in 2013). This significant decline is primarily due to an impairment charge of $93 million related to the goodwill of the Store Fixtures business discussed on page 80, and foam litigation accruals of $22 million discussed on page 114. The divestiture of the majority of that business late in 2014 resulted in an additional loss of $5 million. Earnings in 2013 reflected an $8 million tax benefit attributable to another small operation. For further information about discontinued operations, see Note B to the Consolidated Financial Statements on page 76.

PART II

LIQUIDITY AND CAPITALIZATION

Our operations provide most of the cash we require, and debt may also be used to fund a portion of our needs. Cash from operations was once again strong in 2015. For over 25 years, our operations have provided more than enough cash to fund both capital expenditures and dividend payments. We expect this to again be the case in 2016.

Capital expenditures increased in 2015 from investments to support growth in Automotive, U.S. Spring, and Adjustable Bed. We increased the quarterly dividend and extended our record of consecutive annual increases to 44 years. We also bought back 4.3 million shares of our stock during the year.

In August 2015, we repaid $200 million of 5.0% notes that matured. We ended 2015 with over $400 million of our commercial paper program available. Net debt to net capital at year end was 34.5%, within our long-standing targeted range of 30-40%. The calculation of net debt as a percent of net capital is presented on page 47.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations.

Cash from operations decreased in 2015. Though earnings increased during the year, the benefit to operating cash flow was more than offset by foam litigation payments totaling $82 million. The decrease in 2014 (versus 2013) was primarily from higher accounts receivable associated with increased sales volume late in that year.

With the foam litigation settlements largely complete, we expect cash from operations to approximate $450 million in 2016.

PART II

We continue to closely monitor our working capital levels, and ended 2015 with adjusted working capital at 9.5% of annualized sales1. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement. The increase in adjusted working capital as a percent of annualized sales in 2015 primarily reflects decreased litigation accruals from payments made during the year.

(Dollar amounts in millions)	2015	2014
Current assets	$1,311	$1,430
Current liabilities	(701)	(992)
Working capital	610	438
Cash and cash equivalents	(253)	(333)
Current debt maturities	3	202
Adjusted working capital	$360	$307
Annualized sales [1]	$3,780	$3,812
Adjusted working capital as a percent of annualized sales	9.5%	7.9%
Working capital as a percent of annualized sales	16.1%	11.5%
___________________________________________

1.
Annualized sales equal 4th quarter sales ($945 million in 2015 and $953 million in 2014) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three primary components of our working capital are discussed below.

Trade Receivables - The payment trends by our major customers remained stable in 2015, with slight improvements in full year bad debt expense compared to 2014 levels. We continue to look for ways to improve payment patterns of customers and offer programs with incentives for early payment offered in conjunction with third parties when appropriate. Trade Receivables decreased slightly in 2015, primarily due to price deflation and currency translation impacts.

Total Inventories - The physical flow of materials through our production facilities is materially the same as in prior periods, and we are not experiencing a buildup of inventory. Expense associated with slow moving and obsolete inventories in 2015 was generally in line with that of 2014. Further, we review usage and inventory quantities at the part number level to determine if current inventory amounts are recoverable by future demand, and reserve necessary amounts on a timely basis.

FIFO Inventory decreased in 2015 primarily due to significant steel-related price deflation and currency fluctuations. These decreases were partially offset by the timing of certain customer orders late in the year, opportunistic purchases of raw materials, and continued sales growth (which requires additional inventory for support).

The increase in our fourth quarter DIO is directly related to the effects of the LIFO method of accounting for inventories and the significant deflation in steel prices during 2015. Under LIFO accounting, the most recent raw material purchases are assumed to be the first consumed in production. Significant steel price deflation resulted in a significant decrease in our LIFO reserves, particularly in the fourth quarter, making comparability to prior quarter's DIO difficult.

Accounts Payable - Our payment terms are materially consistent with our past practices. We strive to optimize payment terms with our vendors and third parties that allow flexible payment options. Our accounts payable balance decreased at December 31, 2015 vs. 2014 primarily due to steel deflation (that led to lower cost of raw material purchases), currency fluctuations, and timing of payments for inventory purchases. Steel deflation (which was particularly sharp in the fourth quarter), also drove a decrease in our fourth quarter 2015 DPO.

PART II

The following table presents dollar amounts of key working capital components at the end of the past two years.

	Amount (in millions)
	2015	2014	Change
Trade Receivables, net	$449	$470	$(21)

Inventories at FIFO	$528	$554	$(26)
LIFO Reserve	(23)	(73)	50
Total inventories at LIFO, net	$505	$481	$24

Accounts Payable	$307	$370	$(63)

The next chart shows recent trends in key working capital components (expressed in numbers of days at the end of the past five quarters).

1.	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

2.	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

3.	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

PART II

Uses of Cash

Finance Capital Requirements

Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

In certain of our businesses and product lines we have minimal excess capacity, and we are investing to support continued growth. In Automotive, we are expanding capacity to support new programs that will begin production in 2016 and later years. In Bedding, we are investing in equipment (that we build in our own Swiss operation) to support ongoing growth in ComfortCore® innersprings. In Adjustable Bed, which operated a single large location until 2015, we have added new locations to broaden our geographic scope and now operate four facilities in North America.

In many of our other businesses, we have available capacity to accommodate additional volume. For each additional $100 million of sales from incremental unit volume produced utilizing spare capacity, we expect to generate approximately $25 million to $35 million of additional pre-tax earnings. With market share gains and higher market demand, our capacity utilization has increased. The earnings and margin improvement that we have realized over the past few years reflects, in part, that higher utilization.

We will continue to make investments to support growth in businesses and product lines where sales are strong, and for efficiency improvement and maintenance. We expect capital expenditures to approximate $130 million in 2016. Our incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis heightens the focus on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our business units that have been designated as Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage).

In 2013, we acquired two small businesses that supply tubing and tubing sub-assemblies to the aerospace market.

PART II

In 2014, we purchased the three Tempur Sealy U.S. innerspring component production facilities for $45 million. We also acquired a German designer and distributor of high-end, European-styled motion components for residential furniture.

In 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial, and other settings for $23 million. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally.

Additional details about these and other smaller acquisitions can be found in Note R to the Consolidated Financial Statements on page 109.

Pay Dividends

Increasing the dividend remains a high priority. In 2015, we increased the quarterly dividend to $.32 per share and extended our record of consecutive annual dividend increases to 44 years, at an average compound growth rate of 13%. Our targeted dividend payout ratio is approximately 50-60% of net earnings, however the actual payout has been higher in recent years. As a result, dividend growth in recent years has been modest, at about 3% per year. With significant earnings improvement in 2015, the dividend payout ratio for the year was within the target range. This should allow us flexibility to consider future dividend growth that more closely aligns with earnings growth.

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

PART II

Repurchase Stock

As shown in the chart above, share repurchases were significant in each of the last three years. During that time frame, we repurchased a total of 15.6 million shares of our stock and issued 9.1 million shares (through employee benefit plans and stock option exercises), reducing outstanding shares by 5%. In 2015, we repurchased 4.3 million shares (at an average of $45.72) and issued 2.1 million shares (at an average of $23.61).

Our top priorities for use of cash are organic growth (via capital expenditures), dividends, and strategic acquisitions. After funding those priorities, if there is still cash available, we generally intend to repurchase stock rather than repay debt or stockpile cash. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2015	2014	2013
Long-term debt outstanding:
Scheduled maturities	$764	$767	$673
Average interest rates (1)	3.7%	4.6%	4.6%
Average maturities in years (1)	6.8	6.4	4.7
Revolving credit/commercial paper	181	—	16
Average interest rate	.5%	—	.2%
Total long-term debt	945	767	689
Deferred income taxes and other liabilities	223	226	191
Equity	1,098	1,155	1,399
Total capitalization	$2,266	$2,148	$2,279
Unused committed credit:
Long-term	$419	$600	$584
Short-term	—	—	—
Total unused committed credit	$419	$600	$584
Current maturities of long-term debt	$3	$202	$181
Cash and cash equivalents	$253	$333	$273
Ratio of earnings to fixed charges (2)	8.6 x	6.0 x	4.8 x
___________________________________________

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.

(2)
Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

PART II

The next table shows the percent of long-term debt to total capitalization at December 31, 2015 and 2014, calculated in two ways:

•	Long-term debt and total capitalization as reported in the previous table.

•	Long-term debt and total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted measures to monitor our financial leverage.

(Dollar amounts in millions)	2015	2014
Long-term debt	$945	$767
Current debt maturities	3	202
Cash and cash equivalents	(253)	(333)
Net debt	$695	$636
Total capitalization	$2,266	$2,148
Current debt maturities	3	202
Cash and cash equivalents	(253)	(333)
Net capitalization	$2,016	$2,017
Long-term debt to total capitalization	41.7%	35.7%
Net debt to net capitalization	34.5%	31.5%

Total debt (which includes long-term debt and current debt maturities) decreased $21 million in 2015. We repaid $200 million of 5.0% notes that matured in August 2015 and funded the payoff with a combination of cash and commercial paper.

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

(Dollar amounts in millions)	2015	2014	2013
Total program authorized	$600	$600	$600
Commercial paper outstanding (classified as long-term debt)	(181)	—	(16)
Letters of credit issued under the credit agreement	—	—	—
Total program usage	(181)	—	(16)
Total program available	$419	$600	$584

The average and maximum amount of commercial paper outstanding during 2015 was $136 million and $315 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $255 million and $289 million respectively. At year end, we had no letters of credit outstanding under the credit agreement, but we had $64 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

PART II

With operating cash flows, our commercial paper program, and our ability to issue debt in the capital markets, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Our revolving credit agreement and certain other long-term debt contain restrictive covenants, with which we were comfortably in compliance as of December 31, 2015. For more information, see Note J on page 91 of the Notes to Consolidated Financial Statements.

Accessibility of Cash

At December 31, 2015, we had cash and cash equivalents of $253 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. However, due to capital requirements in various jurisdictions, approximately $90 million of this cash is currently inaccessible for repatriation. Additionally, if we had to bring all of the foreign cash back immediately in the form of dividends, we would incur incremental tax expense of up to approximately $107 million. In 2015, 2014, and 2013, we brought back cash of $112 million, $129 million, and $119 million, respectively, in each case at little to no added tax cost.

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2015:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$945	$3	$153	$182	$607
Capitalized leases	4	1	2	1	—
Operating leases	142	36	50	28	28
Purchase obligations ²	296	296	—	—	—
Interest payments ³	186	28	53	43	62
Deferred income taxes	39	—	—	—	39
Other obligations (including pensions and net reserves for tax contingencies) [4]	189	3	16	22	148
Total contractual cash obligations	$1,801	$367	$274	$276	$884

_______________________________________________________________________________

1.	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due.

2.	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.

3.	Interest payments are calculated on debt outstanding at December 31, 2015 at rates in effect at the end of the year.

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

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 72.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur.

The Steel Tubing unit met the held for sale criteria during the first quarter of 2015. Because fair value less cost to sell had fallen below recorded book value, we fully impaired this unit's goodwill and incurred a non-cash charge of $4 million in the first quarter of 2015.

In July 2014, we concluded that an impairment was required related to the goodwill of the Store Fixtures group, which was formerly part of the Commercial Products segment and is now reported in discontinued operations. A non-cash charge of $108 million was recorded in the second quarter of 2014 for the complete write-off of the goodwill associated with this business.

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

The second quarter 2015 goodwill impairment review indicated no impairments, with all reporting units having fair values that exceed carrying value by more than 50%.

We have $806 million of goodwill at December 31, 2015, including $12 million associated with the CVP reporting unit. As discussed in Note C to the Consolidated Financial Statements on page 79, we continue to explore strategic alternatives for this reporting unit. If we are not able to meet projected performance levels, future impairments could be possible.

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
These impairments are unpredictable. Impairments were $2 million in 2015, $1 million in 2014 and $2 million in 2013.
Inventory Reserves
We reduce the carrying value of inventories to reflect an estimate of net realizable value for obsolete and slow-moving inventory.

We value inventory at net realizable value (what we think we will recover). Generally a reserve is not required unless we have more than a one-year's supply of the product. If we have had no sales of a given product for 12 months, those items are generally deemed to have no value and are written down completely.

Our inventory reserve contains uncertainties because the calculation requires management to make assumptions about the value of products that are obsolete or slow-moving (i.e., not selling very quickly).

Changes in customer behavior and requirements can cause inventory to quickly become obsolete or slow moving.

The calculation also uses an estimate of the ultimate recoverability of items identified as slow moving based upon historical experience (65% on average).

At December 31, 2015, the reserve for obsolete and slow-moving inventory was $33 million (approximately 6% of FIFO inventories). This is consistent with the December 31, 2014 and 2013 reserves of $30 million and $36 million, respectively, representing 6% of FIFO inventories.

Additions to inventory reserves in 2015 were $10 million, which were comparable to the previous year. We do not expect obsolescence to change from current levels.

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

Over the past five years, we have incurred, on average, $9 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $1 million. At December 31, 2015, we had accrued $35 million to cover future self-insurance liabilities.

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

The average annual amount of customer-related bad debt expense was $5 million (significantly less than 1% of annual net sales) over the last three years. At December 31, 2015, our reserves for doubtful accounts totaled $10 million (about 2% of our accounts and customer-related notes receivable of $459 million).

We have not experienced any significant individual customer bankruptcies in the past three years. We believe the financial health of our major customers has modestly improved, but some are highly leveraged, and this could cause circumstances to change in the future.

At December 31, 2015, we had less than $1 million of non-customer notes receivable.

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

Each 25 basis point decrease in the discount rate increases pension expense by $.5 million and increases the plans’ benefit obligation by $9 million.  A 25 basis point reduction in the expected return on assets would increase pension expense by $.4 million, but have no effect on the plans’ funded status. Assuming a long-term investment horizon, we do not expect a material change to the return on asset assumption.  Mortality assumptions represent our best estimate of the duration of future benefit payments at the measurement date. These estimates are based on each plans' demographics and other relevant facts and circumstances. Longer life expectancies increased our pension liability for our most significant plans by approximately $20 million in 2014.

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

Legal contingencies are related to numerous lawsuits and claims described in Note T to the Consolidated Financial Statements on page 114. With the exception of 2014, our largest annual cost for litigation claims was $6 million for the five years ending December 31, 2015 (excluding legal fees).

During 2014, we recorded expense of $92 million ($57 million for continuing operations and $35 million in discontinued operations) for various proceedings and other claims. By far the largest portion of these accruals was associated with a series of antitrust lawsuits involving the sale of polyurethane foam as discussed in Note T to the Consolidated Financial Statements on page 114. During 2015, we settled the substantial majority of these cases.

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

At December 31, 2015 and 2014, we had $32 million and $34 million, respectively, of net deferred tax assets on our balance sheet related to net operating losses and other tax carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of possible repatriation.

Potential changes in tax laws could impact assumptions related to the non-repatriation of certain foreign earnings. If all non-repatriated earnings were taxed at current rates, we would incur additional taxes of approximately $107 million.

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

PART II

LITIGATION CONTINGENCIES

Accruals for Probable Losses
Although the Company denies liability in all threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Twelve Months Ended December 31,
	2015	2014
Litigation contingency accrual - Beginning of period	$83.9	$3.7
Adjustment to accruals - expense - Continuing operations	5.7	56.8
Adjustment to accruals - expense - Discontinued operations	.7	35.4
Cash payments	(82.2)	(12.0)
Litigation contingency accrual - End of period	$8.1	$83.9
We expect to pay the majority of the accrual balance within the next year. The above litigation contingency accrual does not include accrued expenses related to workers' compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories are not anticipated to have a material effect on our financial condition, results of operation, or cash flows. For more information regarding accrued expenses, see Footnote I - Supplemental Balance Sheet Information under "Accrued expenses" on page 90.
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
Reasonably Possible Losses in Excess of Accruals
Based upon current facts and circumstances, as of December 31, 2015, aggregate reasonably possible (but not probable) losses in excess of the accruals noted above are estimated to be approximately $25 million. Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current facts and circumstances, that additional losses, if any (other than approximately $14 million plus interest and attorney fees of approximately $2 million of reasonably possible losses associated with Brazilian VAT matters and approximately $9 million of reasonably possible losses primarily related to patent infringement, antitrust matters and other matters), are not expected to materially affect our consolidated financial position, results of operations or cash flows.
For more information regarding litigation contingencies, please refer to Note T on page 114 of the Consolidated Financial Statements, which are incorporated herein by reference.
NEW ACCOUNTING STANDARDS

As discussed in Note A to the Consolidated Financial Statements on page 72, the FASB has issued accounting guidance effective for current and future periods. We are currently evaluating the newly issued guidance and the impact on our future financial statements.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was not materially different than its $950 carrying value at December 31, 2014, and greater than its $750 carrying value by $13.4 at December 31, 2015. The increase in the fair market value of the Company’s debt is primarily due to the maturity and repayment of $200 of notes in 2015, the increase in credit spreads as compared to the prior year end, increased interest rates, and the timing of interest payments. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2015 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs for its medium-term notes. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2016	2017	2018	2019	2020	Thereafter	2015	2014
Principal fixed rate debt	$—	$—	$150.0	$—	$—	$600.0	$750.0	$950.0
Average interest rate [1]	—	—	4.40%	—	—	3.60%	3.76%	4.02%
Principal variable rate debt	2.3	2.3	2.4	—	—	7.7	14.7	14.7
Average interest rate	.24%	.35%	.35%	—	—	.35%	.33%	.18%
Miscellaneous debt [2]							184.1	3.7
Total debt							948.8	968.4
Less: current maturities							(3.4)	(201.7)
Total long-term debt							$945.4	$766.7
_______________________________________________________________________________

1.	These rates exclude the amortization of interest rate swap.

2.	Includes $181 and $0 of commercial paper in 2015 and 2014, respectively, supported by a $600 revolving credit agreement which terminates in 2019.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates, foreign currency, and commodities. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note S beginning on page 111 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment, and does not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries at December 31 is as follows:

PART II

Functional Currency	2015	2014
European Currencies	$296.9	$329.4
Chinese Renminbi	281.9	286.6
Canadian Dollar	155.6	192.7
Mexican Peso	26.2	29.2
Other	52.1	55.8
Total	$812.7	$893.7

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

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2015, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2015, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 65, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 66 of this Form 10-K. Each is incorporated by reference into this Item 9A.

PART II

Changes in the Company’s Internal Control Over Financial Reporting

During the fourth quarter of 2015, we completed the design to transition certain corporate-level shared service systems for general ledger, sales invoicing, cash application, accounts payable, purchasing and accounts payable disbursements to a new platform. The new platform is expected to further automate and enhance a number of existing processes and activities primarily related to our domestic U.S. operations. We anticipate total capital outlay for this activity to be approximately $20 million over three years, and expect the majority of the systems to be transitioned during the last half of 2016 and the first half of 2017.

These improvements are ongoing system processes and system enhancements and are not being made in response to any control deficiency or weakness. Our internal control over financial reporting has been and, we expect, will continue to be, effective through this transition. Implementation risk will be controlled through an on-going process of monitoring and evaluation to mitigate potential risk. The system deployments will include fully evaluating and updating our internal control over financial reporting, as well as significant testing and training.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections entitled “Proposal 1—Election of Directors,” “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2016, are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Except for Richard T. Fisher, all current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 17, 2016. As previously reported in our Form 8-K filed August 17, 2015, David S. Haffner, retired from the Board effective December 31, 2015.
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
The Company’s Bylaws and Corporate Governance Guidelines set the director retirement age at 72; however, the Board Chair, the Lead Director, CEO or President may request a waiver for any director. At the request of Leggett’s CEO, the N&CG Committee recommended, and the full Board granted, a retirement age waiver for R. Ted Enloe, III so he may stand for re-election at the 2016 annual meeting.
Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Mr. Glassman and Mr. Flanigan provide that they may terminate their agreements if not nominated as a director. See the Exhibit Index on page 126 for reference to the agreements.
Robert E. Brunner, age 58, was the Executive Vice President of Illinois Tool Works (ITW), a diversified manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace College. He currently serves as a director of NN, Inc., a global manufacturer of precision bearings and plastic, rubber and metal components, and Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on operational and international issues. He was first elected as a director of the Company in 2009.
Robert G. Culp, III, age 69, is the co-founder of Culp, Inc., an upholstery and bedding fabrics designer and manufacturer, where he has been the Chairman since 1990 and served as CEO from 1988 to 2007. Mr. Culp holds a degree in economics from the University of North Carolina - Chapel Hill and an MBA from the Wharton School of the University of Pennsylvania. Mr. Culp is the Chairman of the Board of Culp, Inc. and the lead independent director of Old Dominion Freight Line, Inc., a national motor transportation and logistics company. He previously served as a director of Stanley Furniture Company, Inc., a manufacturer and importer of wooden residential furniture, until 2011. Mr. Culp's experience in the bedding and furniture industries provides valuable insight into a number of the Company's key markets. Through his leadership of Culp, Inc., a publicly-traded company with an

PART III

international scope, he understands the complexities of the financial and regulatory requirements facing U.S. companies, as well as the challenges and opportunities of developing global operations. He was first elected as a director of the Company in 2013.
R. Ted Enloe, III, age 77, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. Previously, he served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits, and Live Nation, Inc., a venue operator, promoter and producer of live entertainment events. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over 40 years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969 and was appointed as Independent Board Chair, effective January 1, 2016.
Manuel A. Fernandez, age 69, co-founded SI Ventures, a venture capital firm focusing on IT and communications infrastructure, and served as the managing director from 1998 until his retirement in 2014. Mr. Fernandez was the Executive Chairman of Sysco Corporation, a marketer and distributor of foodservice products, from 2012 until his retirement in 2013. He previously served Sysco as Non-executive Chairman from 2009 and as a director from 2006. His previous positions include Chairman and CEO of Gartner, Inc. and CEO of Dataquest, Inc. Mr. Fernandez holds a degree in electrical engineering from the University of Florida, and completed post-graduate work in solid-state engineering at the University of Florida and in business administration at the Florida Institute of Technology. Mr. Fernandez currently serves as lead independent director of Brunswick Corporation, a market leader in the marine, fitness, bowling and billiards industries, and as a director of Time Inc., a global media company. He was previously a director of Flowers Foods, Inc., a national producer and marketer of packaged bakery foods, Tibco, a global leader in infrastructure and business intelligence software, and Black & Decker, a manufacturer of power tools, hardware and home improvement products. Mr. Fernandez' venture capital experience, leadership of several technology companies as CEO and service on a number of public company boards offers Leggett outstanding insight into corporate strategy and development, information technology, international growth, and corporate governance. He was first appointed as a director in May 2014.
Richard T. Fisher, age 77, has been Managing Director of Oppenheimer & Co., an investment banking firm, since 2002. He served as Managing Director of CIBC World Markets Corp., an investment banking firm, from 1990 to 2002. Mr. Fisher holds a degree in economics from the Wharton School of the University of Pennsylvania. Mr. Fisher’s career in investment banking provides the Board with a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets. His valuable business skills and long-term perspective of the Company bolster his leadership as the Company’s Lead Independent Director. He served as the independent Board Chair from 2008 until May 2013, when he was elected as Lead Independent Director. He was first elected as a director of the Company in 1972. The Board did not nominate Mr. Fisher to stand for re-election at the 2016 shareholders meeting.
Matthew C. Flanigan, age 54, was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 2003 to 2005, President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri. He serves as the lead director of Jack Henry & Associates, Inc., a provider of core information processing solutions for financial institutions. As the Company’s CFO, Mr. Flanigan adds valuable knowledge of the Company’s finance, risk and compliance functions to the Board. In addition, his prior experience as one of the Company’s group presidents provides valuable operations insight. He was first elected as a director of the Company in 2010.

PART III

Karl G. Glassman, age 57, was appointed the Company's Chief Executive Officer effective January 1, 2016 and continues to serve as President since his appointment in 2013. He previously served as Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of Residential Furnishings from 1999 to 2006, Senior Vice President from 1999 to 2002 and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University—Long Beach. He previously served as a director of Remy International, Inc., a leading global manufacturer of alternators, starter motors and electric traction motors. As the Company's CEO, Mr. Glassman provides comprehensive insight to the Board from strategic planning to implementation at all levels of the Company around the world, as well as the Company's relationships with investors, the financial community and other key stakeholders. He also serves on the Board of Directors of the National Association of Manufacturers. Mr. Glassman was first elected as a director of the Company in 2002.
Joseph W. McClanathan, age 63 served as President and Chief Executive Officer of the Energizer Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.
Judy C. Odom, age 63, served, until her retirement in 2002, as Chief Executive Officer and Board Chair at Software Spectrum, Inc., a global business to business software services company which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. She is a director of Harte-Hanks, a direct marketing service company, and Sabre, Inc., which provides technology solutions for the global travel and tourism industry. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.
Phoebe A. Wood, age 62, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products, and Pioneer Natural Resources, an independent oil and gas company. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial, and accounting issues the Board faces in its oversight role. Ms. Wood was first elected as a director of the Company in 2005.
Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.
The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer or corporate controller called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.leggett-search.com/governance. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.

PART III

As previously reported in the Company's Form 10-Q filed November 4, 2015, on November 2, 2015, the Nominating & Corporate Governance Committee of the Board amended the Company’s procedures for shareholder recommendations for nomination of directors.  In addition to the previously enumerated protected classes, the procedure was amended to expressly provide that the Company will consider qualified candidates without regard to sexual orientation, gender identity or any other status protected by law.  The procedure was also amended to include the Lead Director in the lists of persons with whom the Committee may arrange candidate interviews and to whom shareholder recommendations for nomination will be forwarded.  The complete procedure can be found at www.leggett.com, under Corporate Governance, Director Nomination Procedure.
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

Item 11. Executive Compensation.

The subsections entitled “Board’s Oversight of Risk Management,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2016, are incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2016, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled "Proposal 1 - Election of Directors," “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2016, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2016, are incorporated by reference.

PART IV

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedule.

The Reports, Financial Statements and Notes, supplementary financial information and Financial Statement Schedule listed below are included in this Form 10-K:

We have omitted other information schedules because the information is inapplicable, not required, or in the financial statements or notes.

(b) Exhibits—See Exhibit Index beginning on page 126.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2015, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2015.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 66 of this Form 10-K.

/s/ KARL G. GLASSMAN	/s/ MATTHEW C. FLANIGAN
Karl G. Glassman President and Chief Executive Officer	Matthew C. Flanigan Executive Vice President and Chief Financial Officer

February 25, 2016	February 25, 2016

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note N to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 25, 2016

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2015	2014	2013
Net sales	$3,917.2	$3,782.3	$3,477.2
Cost of goods sold	2,994.0	2,991.9	2,767.3
Gross profit	923.2	790.4	709.9
Selling and administrative expenses	416.9	449.6	367.9
Amortization of intangibles	20.8	19.7	25.4
Goodwill impairment	4.1	—	63.0
Other (income) expense, net	(5.1)	(10.4)	(21.0)
Earnings from continuing operations before interest and income taxes	486.5	331.5	274.6
Interest expense	41.1	41.8	44.7
Interest income	4.4	5.8	7.7
Earnings from continuing operations before income taxes	449.8	295.5	237.6
Income taxes	121.8	70.3	51.3
Earnings from continuing operations	328.0	225.2	186.3
Earnings (loss) from discontinued operations, net of tax	1.2	(124.0)	13.4
Net earnings	329.2	101.2	199.7
(Earnings) attributable to noncontrolling interest, net of tax	(4.1)	(3.2)	(2.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$325.1	$98.0	$197.3
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.30	$1.57	$1.27
Diluted	$2.27	$1.55	$1.25
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.01	$(.88)	$.09
Diluted	$.01	$(.87)	$.09
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.31	$.69	$1.36
Diluted	$2.28	$.68	$1.34

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2015	2014	2013
Net earnings	$329.2	$101.2	$199.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(92.1)	(71.7)	(5.0)
Cash flow hedges	(8.1)	3.4	2.0
Defined benefit pension plans	11.2	(29.0)	26.7
Other comprehensive income (loss)	(89.0)	(97.3)	23.7
Comprehensive income	240.2	3.9	223.4
Less: comprehensive (income) attributable to noncontrolling interest	(3.6)	(3.0)	(2.6)
Comprehensive income attributable to Leggett & Platt, Inc.	$236.6	$.9	$220.8

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$253.2	$332.8
Trade receivables, net	448.7	470.4
Other receivables, net	71.5	52.9
Total receivables, net	520.2	523.3
Inventories
Finished goods	242.8	251.9
Work in process	42.6	55.5
Raw materials and supplies	241.8	247.0
LIFO reserve	(22.6)	(73.0)
Total inventories, net	504.6	481.4
Other current assets	33.2	91.8
Total current assets	1,311.2	1,429.3
Property, Plant and Equipment—at cost
Machinery and equipment	1,099.1	1,151.4
Buildings and other	548.2	551.1
Land	40.0	40.1
Total property, plant and equipment	1,687.3	1,742.6
Less accumulated depreciation	1,146.5	1,193.8
Net property, plant and equipment	540.8	548.8
Other Assets
Goodwill	806.1	829.4
Other intangibles, less accumulated amortization of $142.1 and $129.7 at December 31, 2015 and 2014, respectively	192.3	204.7
Sundry	117.2	128.4
Total other assets	1,115.6	1,162.5
TOTAL ASSETS	$2,967.6	$3,140.6
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$3.4	$201.7
Accounts payable	307.2	369.8
Accrued expenses	286.7	337.6
Other current liabilities	103.9	83.1
Total current liabilities	701.2	992.2
Long-term Liabilities
Long-term debt	945.4	766.7
Other long-term liabilities	184.7	185.0
Deferred income taxes	38.6	41.8
Total long-term liabilities	1,168.7	993.5
Commitments and Contingencies
Equity
Capital stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	529.5	502.4
Retained earnings	2,209.2	2,061.3
Accumulated other comprehensive income (loss)	(91.1)	(2.6)
Less treasury stock—at cost (63.2 and 61.0 shares at December 31, 2015 and 2014, respectively)	(1,564.0)	(1,416.6)
Total Leggett & Platt, Inc. equity	1,085.6	1,146.5
Noncontrolling interest	12.1	8.4
Total equity	1,097.7	1,154.9
TOTAL LIABILITIES AND EQUITY	$2,967.6	$3,140.6

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2015	2014	2013
Operating Activities
Net earnings	$329.2	$101.2	$199.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	83.5	89.9	90.1
Amortization of intangibles and debt issuance costs	29.7	28.0	32.5
Long-lived asset impairments	2.4	1.3	2.4
Goodwill impairment	4.1	108.0	63.0
Provision for losses on accounts and notes receivable	2.6	4.9	6.1
Writedown of inventories	9.8	10.0	11.8
Net (gain) loss from sales of assets and businesses	(3.7)	4.2	(8.6)
Bargain purchase gain from acquisition	—	—	(8.8)
Deferred income tax expense (benefit)	24.1	(39.8)	(32.9)
Stock-based compensation	45.2	41.6	36.3
Excess tax benefits from stock-based compensation	(15.7)	(10.6)	(6.6)
Pension expense (benefit), net of contributions	15.6	(1.0)	4.5
Other, net	3.1	(9.4)	1.0
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(16.4)	(97.7)	(13.3)
Inventories	(49.1)	(21.9)	(4.1)
Other current assets	(.4)	1.4	(1.0)
Accounts payable	(54.3)	47.5	35.0
Accrued expenses and other current liabilities	(50.6)	124.3	9.8
Net Cash Provided by Operating Activities	359.1	381.9	416.9
Investing Activities
Additions to property, plant and equipment	(103.2)	(94.1)	(80.6)
Purchases of companies, net of cash acquired	(11.1)	(70.4)	(27.9)
Proceeds from sales of assets and businesses	51.4	76.5	18.9
Liquidation of unconsolidated entity	—	—	21.2
Other, net	(6.7)	(14.7)	(6.9)
Net Cash Used for Investing Activities	(69.6)	(102.7)	(75.3)
Financing Activities
Additions to long-term debt	.4	299.3	—
Payments on long-term debt	(205.0)	(188.1)	(203.7)
Change in commercial paper and short-term debt	201.3	(24.2)	23.3
Dividends paid	(171.6)	(167.5)	(124.9)
Issuances of common stock	8.3	21.8	36.9
Purchases of common stock	(191.5)	(149.7)	(169.4)
Excess tax benefits from stock-based compensation	15.7	10.6	6.6
Other, net	(6.8)	(5.8)	(3.1)
Net Cash Used for Financing Activities	(349.2)	(203.6)	(434.3)
Effect of Exchange Rate Changes on Cash	(19.9)	(15.5)	6.3
Increase (decrease) in Cash and Cash Equivalents	(79.6)	60.1	(86.4)
Cash and Cash Equivalents—Beginning of Year	332.8	272.7	359.1
Cash and Cash Equivalents—End of Year	$253.2	$332.8	$272.7
Supplemental Information
Interest paid (net of amounts capitalized)	$43.6	$40.1	$45.2
Income taxes paid	91.6	84.6	71.1
Property, plant and equipment acquired through capital leases	1.6	3.7	1.1

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2012	198.8	$2.0	$458.6	$2,109.6	$71.0	(56.7)	$(1,206.7)	$7.7	$1,442.2
Net earnings	—	—	—	199.7	—	—	—	—	199.7
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(2.4)	—	—	—	2.4	—
Dividends declared (A)	—	—	3.5	(170.5)	—	—	—	—	(167.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.4)	(2.4)
Treasury stock purchased	—	—	—	—	—	(5.9)	(183.6)	—	(183.6)
Treasury stock issued	—	—	(12.8)	—	—	3.2	69.6	—	56.8
Foreign currency translation adjustments	—	—	—	—	(5.2)	—	—	.2	(5.0)
Cash flow hedges, net of tax	—	—	—	—	2.0	—	—	—	2.0
Defined benefit pension plans, net of tax	—	—	—	—	26.7	—	—	—	26.7
Stock options and benefit plan transactions, net of tax	—	—	29.8	—	—	—	—	—	29.8
Balance, December 31, 2013	198.8	$2.0	$479.1	$2,136.4	$94.5	(59.4)	$(1,320.7)	$7.9	$1,399.2
Net earnings	—	—	—	101.2	—	—	—	—	101.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(3.2)	—	—	—	3.2	—
Dividends declared (A)	—	—	4.9	(173.1)	—	—	—	—	(168.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.5)	(2.5)
Treasury stock purchased	—	—	—	—	—	(5.4)	(183.9)	—	(183.9)
Treasury stock issued	—	—	(16.0)	—	—	3.8	88.0	—	72.0
Foreign currency translation adjustments	—	—	—	—	(71.5)	—	—	(.2)	(71.7)
Cash flow hedges, net of tax	—	—	—	—	3.4	—	—	—	3.4
Defined benefit pension plans, net of tax	—	—	—	—	(29.0)	—	—	—	(29.0)
Stock options and benefit plan transactions, net of tax	—	—	34.4	—	—	—	—	—	34.4
Balance, December 31, 2014	198.8	$2.0	$502.4	$2,061.3	$(2.6)	(61.0)	$(1,416.6)	$8.4	$1,154.9
Net earnings	—	—	—	329.2	—	—	—	—	329.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(4.1)	—	—	—	4.1	—
Dividends declared (A)	—	—	4.9	(177.2)	—	—	—	—	(172.3)
Treasury stock purchased	—	—	—	—	—	(4.3)	(198.2)	—	(198.2)
Treasury stock issued	—	—	(20.7)	—	—	2.1	50.8	—	30.1
Foreign currency translation adjustments	—	—	—	—	(91.6)	—	—	(.5)	(92.1)
Cash flow hedges, net of tax	—	—	—	—	(8.1)	—	—	—	(8.1)
Defined benefit pension plans, net of tax	—	—	—	—	11.2	—	—	—	11.2
Stock options and benefit plan transactions, net of tax	—	—	42.9	—	—	—	—	—	42.9
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	.1	.1
Balance, December 31, 2015	198.8	$2.0	$529.5	$2,209.2	$(91.1)	(63.2)	$(1,564.0)	$12.1	$1,097.7
______________________________

(A) – Cash dividends declared (per share: 2015—$1.26; 2014—$1.22; 2013—$1.18)

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2015, 2014 and 2013

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

The following table presents the activity in our LIFO reserve for each of the years ended December 31, 2015 and 2014.

	2015	2014
Balance, beginning of year	$73.0	$73.3
LIFO (benefit) expense	(46.4)	.9
Allocated to divested businesses	(4.0)	(1.2)
Balance, end of year	$22.6	$73.0

DIVESTITURES: Significant accounting policies associated with a decision to dispose of a business are discussed below:

Discontinued Operations—In accordance with Accounting Standards Update (ASU) 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", beginning in 2015, a business is classified as discontinued operations if the disposal represents a strategic shift that will have a major effect on operations or financial results, meets the criteria to be classified as held for sale, is disposed of by sale or otherwise. For 2014 and previous years, a business was classified as a discontinued operation when (i) the operations and cash flows of the business were clearly distinguished and were eliminated from our ongoing operations; (ii) the business was either disposed of or was classified as held for sale; and (iii) we did not have any significant continuing involvement in the operations of the business after the disposal transactions. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

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

GOODWILL: Goodwill results from the acquisition of existing businesses and is not amortized; it is assessed for impairment annually and as triggering events may occur. We perform our annual review in the second quarter of each year. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. Our ten reporting units are the business groups one level below the operating segment level for which discrete financial information is available.

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

We maintain allowances for potential credit losses. We perform ongoing credit evaluations of our customers’ financial conditions and generally require no collateral from our customers, some of which are highly leveraged. Management also monitors the financial condition and status of other notes receivable. Other notes receivable have historically primarily consisted of notes accepted as partial payment for the divestiture of a business. Some of these companies are highly leveraged and the notes are not fully collateralized.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ information in the Consolidated Financial Statements and related notes to conform to the 2015 presentation. The first reclassification was a result of changes in our management organizational structure and related internal reporting (See Note F - Segment Information); the final was for a balance sheet reclassification between Machinery and Equipment and Goodwill associated with a measurement period adjustment related to an acquisition.

NEW ACCOUNTING GUIDANCE: In November 2015, the Financial Accounting Standards Board (FASB) issued an ASU simplifying the presentation of deferred income taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be presented as non-current in our Consolidated Balance Sheet. We adopted this guidance as of December 31, 2015, on a prospective basis and no prior periods were retrospectively adjusted. Adoption of this ASU resulted in the reclassification of all our current deferred tax assets and liabilities to non-current deferred tax assets and liabilities in our December 31, 2015 Consolidated Balance Sheet.

In 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of such costs in the financial statements to a direct deduction from the related liability rather than as a separate asset. This guidance will be effective January 1, 2016, and is not expected to have a material impact on our future financial statements.

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

B—Discontinued Operations, Assets Held for Sale, and Other Divestitures

Discontinued Operations

During 2015 and 2014, we exited the Store Fixtures business. Activity related to the exit was:

•
During the third quarter of 2014, all of the criteria to classify this unit as held for sale and discontinued operations were met. Store Fixtures was previously part of the Commercial Products segment.

•	During the fourth quarter of 2014, we sold the majority of the Store Fixtures reporting unit.

•	During 2015, we sold the remainder of the Store Fixtures operations.

•	Total consideration for these businesses was approximately $72. No significant gains or losses were realized on the sale of these businesses.

In 2013, we exited three small operations that were also recorded in discontinued operations:

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

The table below includes activity related to these operations:

	Year Ended
	2015	2014	2013
External sales:
Commercial Products - Store Fixtures	$19.4	$167.4	$268.8
Industrial Materials:
Wire dishwasher racks	—	—	4.1
Cotton-based erosion control products	—	—	.1
Specialized Products - the specialty trailers portion of the CVP unit	—	—	.5
Total external sales	$19.4	$167.4	$273.5
Earnings (loss):
Commercial Products - Store Fixtures (1)	$3.4	$(120.9)	$10.2
Industrial Materials:
Wire dishwasher racks	(.2)	—	1.0
Cotton-based erosion control products	—	—	(3.1)
Specialized Products - the specialty trailers portion of the CVP unit	—	—	(.7)
Subsequent activity related to divestitures completed prior to 2013 (2)	(1.3)	(35.4)	.5
Earnings (loss) before interest and income taxes (EBIT)	1.9	(156.3)	7.9
Income tax (expense) benefit (3)	(.7)	32.3	5.5
Earnings (loss) from discontinued operations, net of tax	$1.2	$(124.0)	$13.4
____________________________

(1)	This includes goodwill impairment charges of $108.0 in 2014 as discussed in Note C.

(2)
Subsequent activity for businesses divested in prior years has been reported as discontinued operations in the table above, including an antitrust litigation settlement discussed in Note T of $.7 and $35.3, in 2015 and 2014, respectively, associated with our former Prime Foam Products unit. This unit was sold in March 2007 and was previously part of the Residential Furnishings segment.

(3)
The 2014 tax benefit is primarily related to the Store Fixtures goodwill impairment and the Prime Foam litigation. The 2013 tax amount includes benefits related to a worthless stock deduction of the subsidiary that produced wire dishwasher racks.

Assets Held for Sale

Net assets held for sale by segment at December 31 were as follows:

	2015			2014
	Assets	Liabilities	Net Assets	Assets	Liabilities	Net Assets
Residential Furnishings	$1.2	$—	$1.2	$4.1	$—	$4.1
Commercial Products	4.0	—	4.0	20.1	5.6	14.5
Industrial Materials	3.2	—	3.2	3.4	—	3.4
Specialized Products	—	—	—	5.2	—	5.2
	$8.4	$—	$8.4	$32.8	$5.6	$27.2

The major classes of assets and liabilities held for sale at December 31 included in the Consolidated Balance Sheet line items noted below were as follows:

	2015	2014
Current assets associated with discontinued operations:
Trade receivables, net	$—	$7.0
Other receivables, net	—	.3
Inventories, net	—	3.0
Other current assets	—	.1
Total current assets held for sale associated with discontinued operations	—	10.4
Total current assets held for sale (included in "Other current assets")	—	10.4
Non-current assets associated with discontinued operations:
Property, plant and equipment, net	—	5.2
Other intangibles, net	—	.6
Sundry	—	1.4
Total non-current assets held for sale associated with discontinued operations	—	7.2
Non-current assets held for sale not associated with discontinued operations *	8.4	15.2
Total non-current assets held for sale (included in "Sundry")	8.4	22.4
Total assets held for sale	8.4	32.8
Current liabilities associated with discontinued operations:
Accounts payable	—	3.7
Accrued expenses	—	1.5
Other current liabilities	—	.3
Total current liabilities held for sale associated with discontinued operations	—	5.5
Total current liabilities held for sale not associated with discontinued operations	—	—
Total current liabilities held for sale (included in "Other current liabilities")	—	5.5
Long-term liabilities associated with discontinued operations:
Deferred income tax (included in "Other long-term liabilities")	—	.1
Total liabilities held for sale	—	5.6

Net assets held for sale	$8.4	$27.2
______________________

* This represents property, plant and equipment held for sale associated with the closings of various operations and prior year restructurings.

Other Divestitures

During the fourth quarter of 2015, we divested two small businesses that did not meet the discontinued operations criteria:

•
Our Steel Tubing business, which reached held-for-sale status in the first quarter of 2015. The results for this operation (including $5.5 of impairment charges discussed in Note C and a pre-tax loss on sale of $3.2) are included in the Industrial Materials segment. The pre-tax loss on sale is reported in "Other (income) expense, net" on the Consolidated Statements of Operations. External sales for this business were $88.9, $94.3, and $91.8, and EBIT was$.2, $(1.8), and $(.2), for 2015, 2014, and 2013, respectively.

•
A small operation within our CVP business, which had not reached held-for-sale status prior to the sale. The results for this operation (including a pre-tax gain on sale of $1.3) are included in the Specialized Products segment. The pre-tax gain on sale is reported in "Other (income) expense, net" on the Consolidated Statements of Operations. External sales for this business were $9.4, $17.3, and $19.0, and EBIT was $(.5), $(1.5), and $(2.9) for 2015, 2014, and 2013, respectively.

C—Impairment Charges

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net." Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	Year Ended
		2015			2014			2013
	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments
Continuing operations:
Residential Furnishings	$—	$.2	$.2	$—	$1.2	$1.2	$—	$.8	$.8
Industrial Materials - Steel Tubing	4.1	1.4	5.5	—	—	—	—	—	—
Specialized Products:
CVP unit	—	.1	.1	—	—	—	63.0	—	63.0
Other units	—	.5	.5	—	.1	.1	—	—	—
Total continuing operations	4.1	2.2	6.3	—	1.3	1.3	63.0	.8	63.8
Discontinued operations:
Commercial Products - Store Fixtures	—	—	—	108.0	—	108.0	—	—	—
Industrial Materials:
Cotton-based erosion control products	—	—	—	—	—	—	—	1.5	1.5
Wire dishwasher racks	—	.2	.2	—	—	—	—	—	—
Subsequent activity related to divestitures completed prior to 2013	—	—	—	—	—	—	—	.1	.1
Total discontinued operations	—	.2	.2	108.0	—	108.0	—	1.6	1.6
Total impairment charges	$4.1	$2.4	$6.5	$108.0	$1.3	$109.3	$63.0	$2.4	$65.4

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

2015 Goodwill Impairment Review

The 2015 goodwill impairment review indicated no goodwill impairments.

As discussed in Note F, our internal management organizational structure and all related internal reporting changed during 2015. We reassigned the assets and liabilities of the reporting units affected, and also reassigned goodwill using a relative fair value approach. We performed the 2015 impairment test utilizing the revised structure.

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

Excess of Fair Value over Carrying Value as a Percentage of Fair Value	December 31, 2015 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—	—%	—%	—%
25-49%	—	—%	—%	—%
50% - 74%	588.7	.6% - 7.0%	3.0%	8.0% - 12.5%
75%+	217.4	3.1% - 10.9%	3.0%	8.0% - 9.0%
	$806.1	.6% - 10.9%	3.0%	8.0% - 12.5%

2014 Goodwill Impairment Review

After completing our annual goodwill impairment review in June 2014, we concluded on July 14, 2014 that a goodwill impairment charge was required for one reporting unit, Store Fixtures which was recorded as discontinued operations, and was previously part of the Commercial Products segment.

The Store Fixtures reporting unit was dependent upon capital spending by retailers on both new stores and remodeling of existing stores. Because of the seasonal nature of the fixture and display industry (where revenue and profitability were typically expected to increase in the second and third quarters assuming the normal historical pattern of heavy shipments during these months) we reasonably anticipated being awarded significant customer orders in the second quarter of 2014. However, as the second quarter progressed, anticipated orders did not materialize and the Store Fixtures business deteriorated, with declines most pronounced in May and June. Taking these developments into account, we lowered our projection of future margins and growth rates (from 4.8% in prior year's review to .5% in the current year for 10-year compound annual growth rate for EBIT plus depreciation and amortization) and increased the discount rate from 10.5% to 12%, causing fair value to fall below carrying value. The lower expectations of future revenue and profitability were due to reduced overall market demand for store fixtures, as many retailers were reducing their investments in traditional store space and focusing more on e-commerce initiatives.
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

The events of the fourth quarter were considered a triggering event, which required us to perform an impairment review. Because the held for sale criteria for the CVP unit was not met, it was evaluated for impairment in December 2013 under the held for use model. No long-lived asset impairments (excluding goodwill) were indicated during the 2013 fourth quarter review. However, we also evaluated the remaining useful life for the intangible assets resulting in accelerated amortization of $3.8 in the fourth quarter of 2013 for selected CVP customer-related intangible assets.

We determined fair value for the first step of the interim goodwill impairment test based upon market multiples of comparable publicly-traded companies with similar characteristics as well as multiples derived from offers received during potential sale negotiations. These multiples were applied to lower profitability estimates, which was the result of CVP's 2013 fourth quarter business deterioration. Because fair value had fallen below recorded book values, we performed the second step of the test which requires a fair value assessment of all assets and liabilities of the reporting unit to calculate an implied goodwill amount, and a $63.0 goodwill impairment charge was recognized in the fourth quarter of 2013.

During the fourth quarter of 2015, we sold a small CVP operation as discussed in Note B, leaving two operations within that group. In February 2016, one of these operations reached held for sale status. We continue to review strategic alternatives for the remaining CVP operation.

D—Restructuring

We have historically implemented various cost reduction initiatives to improve our operating cost structures. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Our total restructuring-related costs for the three years ended December 31 were comprised of:

	Year Ended December 31
	2015	2014	2013
Continuing operations:
Charged to other (income) expense, net:
Severance and other restructuring costs	$1.6	$.9	$2.1
(Gain) loss from sale of assets and businesses	2.4	(.1)	(.2)
Inventory obsolescence and other	.3	—	—
Total continuing operations	4.3	.8	1.9
Discontinued operations:
Severance and other restructuring costs	(.1)	1.8	.2
(Gain) loss from sale of assets and businesses	(3.2)	8.6	(.5)
Total discontinued operations	(3.3)	10.4	(.3)
Total restructuring and restructuring-related costs	$1.0	$11.2	$1.6
Portion of total that represents cash charges	$1.5	$2.7	$2.3

Restructuring and restructuring-related charges (income) by segment were as follows:

	Year Ended December 31
	2015	2014	2013
Continuing operations:
Residential Furnishings	$.5	$.3	$1.7
Industrial Materials	3.8	.1	(.1)
Specialized Products	—	.4	.3
Total continuing operations	4.3	.8	1.9
Discontinued operations	(3.3)	10.4	(.3)
Total	$1.0	$11.2	$1.6

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2013	2014 Charges	2014 Payments	Balance at December 31, 2014	2015 Charges	2015 Payments	Balance at December 31, 2015
Termination benefits	$.1	$2.6	$1.6	$1.1	$.8	$1.8	$.1
Contract termination costs	—	—	—	—	.4	.3	.1
Other restructuring costs	.7	.1	.3	.5	.3	.3	.5
	$.8	$2.7	$1.9	$1.6	$1.5	$2.4	$.7

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products	Total
Net goodwill as of January 1, 2014 (1)	$373.4	$225.4	$81.2	$246.8	$926.8
Additions for current year acquisitions	29.4	—	—	—	29.4
Adjustments to prior year acquisitions	.1	—	—	(.1)	—
Impairment charge (2)	—	(108.0)	—	—	(108.0)
Foreign currency translation adjustment/other	(6.0)	(1.6)	(.2)	(11.0)	(18.8)
Net goodwill as of December 31, 2014	396.9	115.8	81.0	235.7	829.4
Additions for current year acquisitions	—	7.9	—	—	7.9
Adjustments to prior year acquisitions	1.1	—	—	—	1.1
Reductions for sale of business	—	—	—	(.4)	(.4)
Impairment charge (3)	—	—	(4.1)	—	(4.1)
Foreign currency translation adjustment/other	(11.7)	(2.6)	(.2)	(13.3)	(27.8)
Net goodwill as of December 31, 2015	$386.3	$121.1	$76.7	$222.0	$806.1

Net goodwill as of December 31, 2015 is comprised of:
Gross goodwill	$386.3	$371.7	$80.8	$285.0	$1,123.8
Accumulated impairment losses	—	(250.6)	(4.1)	(63.0)	(317.7)
Net goodwill as of December 31, 2015	$386.3	$121.1	$76.7	$222.0	$806.1

(1) As discussed in Note F, our internal management organization structure and all related internal reporting changed during 2015. We reassigned goodwill using a relative fair value approach and prior year amounts have been retrospectively adjusted.
(2) We recorded a goodwill impairment charge related to the Store Fixtures unit as outlined in Note C.
(3) We recorded a goodwill impairment charge related to the Steel Tubing unit as outlined in Note C.

The gross carrying amount and accumulated amortization by major amortized intangible asset class and intangible assets acquired during the period presented included in "Other intangibles" on the Consolidated Balance Sheets are as follows:

	Debt Issue Costs	Patents and Trademarks	Non-compete Agreements	Customer- Related Intangibles	Supply Agreements and Other	Total
2015
Gross carrying amount	$8.4	$60.4	$11.5	$224.4	$29.7	$334.4
Accumulated amortization	3.6	31.4	2.8	90.9	13.4	142.1
Net other intangibles as of December 31, 2015	$4.8	$29.0	$8.7	$133.5	$16.3	$192.3

Acquired during 2015:
Acquired related to business acquisitions	$—	$4.6	$5.1	$5.2	$—	$14.9
Acquired outside business acquisitions	—	1.8	—	—	1.1	2.9
Total acquired in 2015	$—	$6.4	$5.1	$5.2	$1.1	$17.8

Weighted average amortization period in years for items acquired in 2015	0.0	5.2	10.0	19.0	3.9	10.5

2014
Gross carrying amount	$10.1	$57.8	$7.6	$223.9	$35.0	$334.4
Accumulated amortization	4.2	29.7	1.4	78.8	15.6	129.7
Net other intangibles as of December 31, 2014	$5.9	$28.1	$6.2	$145.1	$19.4	$204.7

Acquired during 2014:
Acquired related to business acquisitions	$—	$5.0	$5.5	$1.1	$2.5	$14.1
Acquired outside business acquisitions	2.9	1.4	.2	2.3	7.3	14.1
Total acquired in 2014	$2.9	$6.4	$5.7	$3.4	$9.8	$28.2

Weighted average amortization period in years for items acquired in 2014	10.0	11.3	5.0	11.2	7.1	8.4

Estimated amortization expense for items included in our December 31, 2015 balance sheet in each of the next five years is as follows:

Year ended December 31
2016	$24
2017	22
2018	20
2019	19
2020	18

F—Segment Information

We have four operating segments that supply a wide range of products:

•	Residential Furnishings—components for bedding and furniture, fabric and carpet cushion

•	Commercial Products—components for office and institutional furnishings, adjustable beds and consumer products

•	Industrial Materials—drawn steel wire, fabricated wire products, and steel rod

•	Specialized Products—automotive seating components, tubing and sub-assemblies for the aerospace industry, specialized machinery and equipment, and commercial vehicle interiors

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Because of the November 2014 divestiture of the majority of the Store Fixtures business unit (formerly in the Commercial Products segment) along with the retirement of the Senior Operating Vice President of the Industrial Materials segment, our management organizational structure and all related internal reporting changed during the first quarter of 2015. As a result, the composition of our four reportable segments changed to reflect the new structure beginning in the first quarter of 2015. The segment changes include: (i) the Adjustable Bed and Fashion Bed business units moved from Residential Furnishings to Commercial Products; (ii) the Aerospace Products business unit moved from Industrial Materials to Specialized Products; and (iii) the Spuhl machinery division moved from Specialized Products to Residential Furnishings. Additionally, our logistics operations, which primarily include intercompany transportation activity, were moved from Residential Furnishings to Industrial Materials late in the year. These segment changes were retrospectively applied to all prior periods presented.

Each reportable segment has a senior operating vice-president that reports to the chief executive officer, who is the chief operating decision maker. The operating results and financial information reported through the segment structure are regularly reviewed and used by the chief operating decision maker to evaluate segment performance, allocate overall resources and determine management incentive compensation.

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

A summary of segment results for the periods presented are as follows:

	Year Ended December 31
	External Sales	Inter- Segment Sales	Total Sales	EBIT
2015
Residential Furnishings	$2,036.2	$27.8	$2,064.0	$205.0
Commercial Products	539.8	83.5	623.3	42.3
Industrial Materials	427.6	349.0	776.6	50.4
Specialized Products	913.6	41.1	954.7	155.6
Intersegment eliminations and other (1)				(13.2)
Adjustment to LIFO method				46.4
	$3,917.2	$501.4	$4,418.6	$486.5
2014
Residential Furnishings	$1,937.4	$20.2	$1,957.6	$135.7
Commercial Products	471.6	43.8	515.4	30.9
Industrial Materials	492.0	321.3	813.3	43.2
Specialized Products	881.3	32.9	914.2	125.4
Intersegment eliminations and other				(2.8)
Adjustment to LIFO method				(.9)
	$3,782.3	$418.2	$4,200.5	$331.5
2013
Residential Furnishings	$1,709.2	$16.4	$1,725.6	$151.4
Commercial Products	454.4	14.4	468.8	27.8
Industrial Materials	529.6	260.2	789.8	56.7
Specialized Products	784.0	32.6	816.6	34.0
Intersegment eliminations and other (2)				8.6
Adjustment to LIFO method				(3.9)
	$3,477.2	$323.6	$3,800.8	$274.6

(1) - Intersegment eliminations and other includes $12.1 of a lump sum pension settlement (See Note M).

(2) - Intersegment eliminations and other includes an $8.8 bargain purchase gain from an acquisition (See Note R).

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

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2015
Residential Furnishings	$623.7	$44.8	$.2	$48.9
Commercial Products	110.2	4.6	25.4	5.7
Industrial Materials	186.7	12.5	—	14.2
Specialized Products	256.4	31.7	—	29.8
Other (1)	6.3	—	—	.1
Average current liabilities included in segment numbers above	516.6	—	—	—
Unallocated assets (2)	1,390.9	9.6	—	14.5
Difference between average assets and year-end balance sheet	(123.2)	—	—	—
	$2,967.6	$103.2	$25.6	$113.2
2014
Residential Furnishings	$586.4	$48.8	$60.8	$48.5
Commercial Products	96.2	3.2	—	5.8
Industrial Materials	202.6	13.6	—	14.0
Specialized Products	261.2	25.5	—	30.7
Other (1)	68.0	1.4	—	2.9
Average current liabilities included in segment numbers above	520.8	—	—	—
Unallocated assets (2)	1,470.4	1.6	—	16.0
Difference between average assets and year-end balance sheet	(65.0)	—	—	—
	$3,140.6	$94.1	$60.8	$117.9
2013
Residential Furnishings	$575.3	$36.9	$3.9	$46.7
Commercial Products	98.6	2.7	—	6.5
Industrial Materials	209.6	11.8	.1	14.1
Specialized Products	224.5	25.9	30.9	33.1
Other (1)	99.6	1.1	—	6.1
Average current liabilities included in segment numbers above	461.7	—	—	—
Unallocated assets (2)	1,492.0	2.2	—	16.1
Difference between average assets and year-end balance sheet	(53.2)	—	—	—
	$3,108.1	$80.6	$34.9	$122.6
______________________________

(1)	Businesses sold or classified as discontinued operations during the years presented.

(2)
Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets. Unallocated depreciation and amortization consists primarily of depreciation of non-operating assets and amortization of debt issue costs.

Revenues from external customers, by product line, are as follows:

	Year Ended December 31
	2015	2014	2013
Residential Furnishings
Bedding group	$918.3	$833.5	$697.9
Furniture group	442.9	431.6	401.6
Fabric & Carpet Cushion group	675.0	672.3	609.7
	2,036.2	1,937.4	1,709.2
Commercial Products
Work Furniture group	234.2	194.3	182.1
Consumer Products group	305.6	277.3	272.3
	539.8	471.6	454.4
Industrial Materials
Wire group	338.6	397.6	434.1
Steel Tubing group (1)	89.0	94.4	95.5
	427.6	492.0	529.6
Specialized Products
Automotive group	621.9	589.4	502.7
CVP group	95.7	99.5	126.3
Aerospace Products group	123.2	123.9	89.3
Machinery group	72.8	68.5	65.7
	913.6	881.3	784.0
	$3,917.2	$3,782.3	$3,477.2

(1) The Steel Tubing group was sold on December 23, 2015.

Our principal operations outside of the United States are presented in the following geographic information, based on the area of manufacture.

	Year Ended December 31
	2015	2014	2013
External sales
United States	$2,703.7	$2,599.0	$2,449.9
Europe	380.6	422.7	351.7
China	392.0	390.0	335.5
Canada	203.1	206.5	201.6
Mexico	117.3	90.1	69.6
Other	120.5	74.0	68.9
	$3,917.2	$3,782.3	$3,477.2
Tangible long-lived assets
United States	$336.8	$331.8	$363.6
Europe	121.4	129.6	124.5
China	41.8	40.5	35.7
Canada	23.0	25.6	25.0
Mexico	7.6	9.8	11.8
Other	10.2	11.5	14.0
	$540.8	$548.8	$574.6

G—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31
	2015	2014	2013
Earnings:
Earnings from continuing operations	$328.0	$225.2	$186.3
(Earnings) attributable to noncontrolling interest, net of tax	(4.1)	(3.2)	(2.4)
Net earnings from continuing operations attributable to Leggett & Platt common shareholders	323.9	222.0	183.9
Earnings (loss) from discontinued operations, net of tax	1.2	(124.0)	13.4
Net earnings attributable to Leggett & Platt common shareholders	$325.1	$98.0	$197.3

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	140.9	141.4	145.2
Dilutive effect of equity-based compensation	2.0	1.8	2.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	142.9	143.2	147.3

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.30	$1.57	$1.27
Discontinued operations	.01	(.88)	.09
Basic EPS attributable to Leggett & Platt common shareholders	$2.31	$.69	$1.36
Diluted EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.27	$1.55	$1.25
Discontinued operations	.01	(.87)	.09
Diluted EPS attributable to Leggett & Platt common shareholders	$2.28	$.68	$1.34

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	—

H—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2015		2014
	Current	Long-term	Current	Long-term
Trade accounts receivable	$457.5	$—	$484.0	$—
Trade notes receivable	.5	.6	1.1	2.9
Total trade receivables	458.0	.6	485.1	2.9
Other notes receivable:
Notes received as partial payment for divestitures	—	—	.9	—
Other	—	.4	—	3.3
Income tax receivables	32.6	—	14.0	—
Other receivables	38.9	—	38.0	—
Subtotal other receivables	71.5	.4	52.9	3.3
Total trade and other receivables	529.5	1.0	538.0	6.2
Allowance for doubtful accounts:
Trade accounts receivable	(9.2)	—	(14.7)	—
Trade notes receivable	(.1)	(.2)	—	(2.1)
Total trade receivables	(9.3)	(.2)	(14.7)	(2.1)
Other notes receivable	—	(.4)	—	(.4)
Total allowance for doubtful accounts	(9.3)	(.6)	(14.7)	(2.5)
Total net receivables	$520.2	$.4	$523.3	$3.7

Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2013	2014 Charges	2014 Charge-offs, Net of Recoveries	Balance at December 31, 2014	2015 Charges	2015 Charge-offs, Net of Recoveries	Balance at December 31, 2015
Trade accounts receivable	$14.6	$4.7	$4.6	$14.7	$2.3	$7.8	$9.2
Trade notes receivable	1.9	.2	—	2.1	.3	2.1	.3
Total trade receivables	16.5	4.9	4.6	16.8	2.6	9.9	9.5
Other notes receivable	1.1	—	.7	.4	—	—	.4
Total allowance for doubtful accounts	$17.6	$4.9	$5.3	$17.2	$2.6	$9.9	$9.9

I—Supplemental Balance Sheet Information

Additional supplemental balance sheet details at December 31 consisted of the following:

	2015	2014
Other current assets
Deferred taxes (see Note N)	$—	$42.3
Other prepaids	33.2	39.1
Current assets held for sale (see Note B)	—	10.4
	$33.2	$91.8
Sundry assets
Deferred taxes (see Note N)	$33.3	$36.5
Assets held for sale (see Note B)	8.4	22.4
Diversified investments associated with stock-based compensation plans (see Note L)	20.5	17.5
Investment in associated companies	7.1	6.7
Pension plan assets (see Note M)	1.3	—
Brazilian VAT deposits (see Note T)	10.3	7.4
Other	36.3	37.9
	$117.2	$128.4
Accrued expenses
Contingency accruals (see Note T)	$8.1	$83.9
Wages and commissions payable	75.1	67.3
Workers’ compensation, auto and product liability, medical and disability	53.9	54.7
Sales promotions	35.1	30.7
Liabilities associated with stock-based compensation plans (see Note L)	29.8	23.7
Accrued interest	8.6	12.3
General taxes, excluding income taxes	16.6	11.6
Environmental reserves	4.2	5.3
Other	55.3	48.1
	$286.7	$337.6
Other current liabilities
Dividends payable	$43.5	$42.7
Customer deposits	12.6	12.7
Sales tax payable	7.3	10.4
Current liabilities associated with assets held for sale (see Note B)	—	5.5
Derivative financial instruments (see Note S)	12.2	2.4
Liabilities associated with stock-based compensation plans (see Note L)	1.5	1.3
Outstanding checks in excess of book balances	20.7	.9
Other	6.1	7.2
	$103.9	$83.1
Other long-term liabilities
Liability for pension benefits (see Note M)	$83.7	$83.7
Liabilities associated with stock-based compensation plans (see Note L)	30.9	27.9
Net reserves for tax contingencies	19.9	25.1
Deferred compensation	17.9	14.7
Other liabilities associated with assets held for sale (see Note B)	—	.1
Other	32.3	33.5
	$184.7	$185.0

J—Long-Term Debt

Long-term debt, weighted average interest rates and due dates at December 31 are as follows:

	2015			2014
	Stated Interest Rate	Due Date Through	Balance	Stated Interest Rate	Due Date Through	Balance
Term notes	3.8%	2024	$748.3	4.7%	2024	$948.0
Industrial development bonds, principally variable interest rates	.3%	2030	14.8	.2%	2030	14.7
Commercial paper	.5%	2019	181.5	.2%	2019	—
Capitalized leases (primarily machinery, vehicle and office equipment)			4.2			5.2
Other, partially secured			—			.5
			948.8			968.4
Less current maturities			3.4			201.7
			$945.4			$766.7

Maturities of long-term debt are as follows:

Year ended December 31
2016	$3.4
2017	3.1
2018	153.2
2019	182.4
2020	—
Thereafter	606.7
$948.8

During the years ended December 31, 2015 and 2014, we repaid $200 of 5.00% notes and $180 of 4.65% notes, respectively.

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

Amounts outstanding at December 31 related to our commercial paper program were:

	2015	2014
Total program authorized	$600.0	$600.0
Commercial paper outstanding (classified as long-term debt)	(181.5)	—
Letters of credit issued under the credit agreement	—	—
Total program usage	(181.5)	—
Total program available	$418.5	$600.0

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

Total rental expense for the periods presented was as follows:

	2015	2014	2013
Continuing operations	$51.4	$48.9	$45.4
Discontinued operations	$.5	$2.1	$4.1

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2016	$35.5
2017	28.3
2018	22.2
2019	15.7
2020	12.5
Thereafter	28.0
$142.2

The above lease obligations expire at various dates through 2025. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

L—Stock-Based Compensation

We use various forms of share-based compensation which are summarized below. One stock unit is equivalent to one common share for accounting and earnings per share purposes. Shares are issued from treasury for the majority of our stock plans’ activity. All share information is presented in millions.

Stock options and stock units are granted pursuant to our Flexible Stock Plan (the "Plan"). On May 10, 2012, the Plan changed the way awards granted under the Plan are charged against the number of available shares. Under the 2012 Plan modification, each option counts as one share against the shares available under the Plan, but each share granted for any other awards will count as three shares against the Plan.

At December 31, 2015, the following common shares were authorized for issuance under the Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	3.1	3.1
Outstanding stock units—vested	3.9	6.8
Outstanding stock units—unvested	1.6	4.6
Available for grant	13.0	13.0
Authorized for issuance at December 31, 2015	21.6	27.5

The following table recaps the impact of stock-based compensation (including discontinued operations) on the results of operations for each of the periods presented:

	Year Ended December 31
	2015		2014		2013
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Options (1):
Amortization of the grant date fair value	$.2	$—	$.6	$—	$1.6	$—
Cash payments in lieu of options	—	1.0	—	.8	—	.8
Stock-based retirement plans contributions (2)	7.0	1.3	6.1	1.4	6.5	1.2
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	1.9	—	2.2	—	1.5	—
Stock-based retirement plans (2)	1.4	—	1.9	—	1.1	—
Discount Stock Plan (6)	1.0	—	1.0	—	.9	—
Performance Stock Unit awards (3)	8.3	10.6	6.4	13.9	6.4	1.1
Restricted Stock Units awards (4)	3.5	—	3.4	—	4.2	—
Profitable Growth Incentive awards (5)	6.0	5.9	4.4	4.4	.6	.6
Other, primarily non-employee directors restricted stock	1.2	—	1.3	—	1.3	—
Total stock-based compensation expense	30.5	$18.8	27.3	$20.5	24.1	$3.7
Employee contributions for above stock plans	14.7		14.3		12.2
Total stock-based compensation	$45.2		$41.6		$36.3
Recognized tax benefits on stock-based compensation expense	$11.6		$10.4		$9.2

The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2015			2014
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the stock-based retirement plans (2)	$1.5	$20.5	$22.0	$1.3	$17.5	$18.8

Liabilities:
Stock-based retirement plans (2)	$1.5	$20.7	$22.2	$1.3	$17.3	$18.6
Performance Stock Unit award (3)	8.5	8.8	17.3	10.0	6.6	16.6
Profitable Growth Incentive award (5)	13.3	1.4	14.7	6.1	4.0	10.1
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	8.0	—	8.0	7.6	—	7.6
Total liabilities associated with stock-based compensation	$31.3	$30.9	$62.2	$25.0	$27.9	$52.9

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

	Balance at December 31, 2014	2015 Net Windfall Resulting From Exercises and Conversions	Balance at December 31, 2015
Accumulated tax windfall in additional contributed capital	$52.4	$15.5	$67.9

(1) Stock Option Grants

We have granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

Options granted to a broad group of employees on a discretionary basis

Starting in 2013, we discontinued the annual broad-based option grant, and replaced options with cash awards, RSU's, or, for certain key management employees, participation in the Profitable Growth Incentive (PGI).With the exception of a few key executive awards, options are now offered only in conjunction with the Deferred Compensation Program discussed below.

Prior to 2013, we granted stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. Options have a maximum term of ten years and the exercise prices are equal to Leggett’s closing stock price on the grant date.

Grant date fair values are calculated using the Black-Scholes option pricing model and are amortized by the straight-line method over the options’ total vesting period, except for employees who are retirement eligible. Expense for employees who are retirement eligible is recognized immediately. A person is retirement eligible if the employee is age 65, or age 55 with 20 years of Company service.
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

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet and are disclosed in Note I.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2015	$.1	$8.3	$1.3

STOCK OPTIONS SUMMARY

Stock option information for the plans discussed above for the periods presented is as follows:

	Employee Stock Options	Deferred Compensation Options	Other-Primarily Outside Directors' Options**	Total Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3.5	.2	—	3.7	$20.79
Granted		.1		.1	42.09
Exercised *	(.6)	(.1)	—	(.7)	21.30
Outstanding at December 31, 2015	2.9	.2	—	3.1	$21.30	4.1	$63.8
Vested or expected to vest				3.1	$21.30	4.1	$63.8
Exercisable (vested) at December 31, 2015				3.0	$20.64	3.9	$63.8
______________________________

*
Prior to 2005, we granted options with a below market exercise price under the terms of our Deferred Compensation Program. During 2015, there were no significant options exercised at a below market exercise price, and less than .1 of these options remain outstanding at December 31, 2015. In 2005, we amended the Program to provide only “at market” stock options.

**	A small amount of options related to this plan (less than .1) were outstanding at December 31, 2015.

Additional information related to stock option activity for the periods presented is as follows:

	Year Ended December 31
	2015	2014	2013
Total intrinsic value of stock options exercised	$17.1	$35.2	$18.4
Cash received from stock options exercised	8.3	21.8	36.9
Total fair value of stock options vested	1.3	2.9	4.4

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year Ended December 31 *
	2015	2014
Aggregate grant date fair value	$.9	$.1
Weighted-average per share grant date fair value	$10.06	$7.30
Risk-free interest rate	2.1%	2.1%
Expected life in years	7.5	6.0
Expected volatility (over expected life)	30.5%	35.1%
Expected dividend yield (over expected life)	3.0%	3.9%
__________________________________

*	No options were granted in 2013

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

•
Participants in the SBP may contribute up to 6% of their compensation above a certain threshold to purchase Leggett stock or other investment alternatives at market prices. We immediately match 50% of the employee contributions. Employees are allowed to fully diversify their employee deferral accounts immediately and their employer matching accounts after three years of service. Dividends earned on Company stock held in the SBP are reinvested or paid in cash at the participant’s election.

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

Information for the year ended December 31 for these plans was as follows:

	SBP 2015	ESUP 2015
Employee contributions	$3.2	$4.4
Less diversified contributions	.8	4.4
Total employee stock contributions	$2.4	$—
Employer premium contribution to diversified investment accounts		$.8
Shares purchased by employees and company match	.1

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

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Total shares base award	.2	.2	.2
Grant date per share fair value	$42.22	$30.45	$27.60
Risk-free interest rate	1.1%	.8%	.4%
Expected life in years	3.0	3.0	3.0
Expected volatility (over expected life)	19.8%	25.9%	29.1%
Expected dividend yield (over expected life)	2.9%	3.9%	4.2%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Distribution Date
2011	December 31, 2013	55th percentile	64.2%	.2	January 2014
2012	December 31, 2014	30th percentile	157.0%	.4	January 2015
2013	December 31, 2015	27th percentile	165.4%	.4	January 2016

We intend to pay out 65% of awards in shares of our common stock and 35% in cash, although we reserve the right to pay up to 100% in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

(4) Restricted Stock Unit Awards

RSU awards are generally granted as follows:

•	To managers in lieu of annual option grants

•	On a discretionary basis to selected employees

•	To selected executive officers in connection with employment agreements

•	As compensation for outside directors, who have a choice to receive RSUs or restricted stock

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period.

(5) Profitable Growth Incentive Awards

Starting in 2013, certain key management employees participated in a new PGI program in lieu of the annual option grant. The PGI awards are issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin over a two-year performance period. The 2014 base target PGI award was .1 shares, 2015 was less than .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are recorded as liabilities and adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Estimated Number of Shares	Expected Distribution Date
2013	December 31, 2014	127.0%	.1	March 2015
2014	December 31, 2015	224.7%	.2	March 2016

STOCK UNITS SUMMARY

Stock unit information for the plans discussed above is presented in the table below.

	DSU	ESUP	PSU*	RSU	PGI**	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Non-vested at December 31, 2014	—	—	1.3	.3	.3	1.9	$18.40
Granted based on current service	.2	.2	—	.1	—	.5	44.73
Granted based on future conditions	—	—	.3	—	.1	.4	30.39
Vested	(.2)	(.2)	(.4)	(.2)	(.1)	(1.1)	32.71
Forfeited	—	—	(.1)	—	—	(.1)	11.28
Total non-vested at December 31, 2015	—	—	1.1	.2	.3	1.6	$21.43	$64.5
Fully vested shares available for issuance at December 31, 2015						3.9		$165.6
______________________________

*	PSU awards are presented at 175% (i.e., maximum) payout
** PGI awards are presented at 250% (i.e., maximum) payout

	Year Ended December 31
	2015	2014	2013
Total intrinsic value of vested stock units converted to common stock	$27.7	$9.2	$7.0

STOCK-BASED COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2015, the unrecognized cost of non-vested stock options and units that are not adjusted to fair value at each reporting period was as follows:

	Options	Units
Unrecognized cost of non-vested stock	$.2	$7.6
Weighted-average remaining contractual life in years	0.6	0.9

(6) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2015 purchase price per share (net of discount)	$38.16
2015 number of shares purchased by employees	.2
Shares purchased since inception in 1982	22.7
Maximum shares under the plan	27.0

M—Employee Benefit Plans

The Consolidated Balance Sheets reflect a net liability for the funded status of our domestic and foreign defined benefit pension plans. Our U.S. plans (comprised primarily of three significant plans) represent approximately 87% of our pension benefit obligation in each of the periods presented. Participants in one of the significant domestic plans have stopped earning benefits; this plan is referred to as "frozen" in the following narrative.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2015	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning of period	$343.0	$287.0	$316.5
Service cost	4.3	3.0	3.2
Interest cost	12.6	12.9	11.9
Plan participants’ contributions	.7	.6	.5
Actuarial loss (gain)	(17.4)	58.1	(30.3)
Benefits paid	(13.9)	(15.6)	(14.8)
Settlements	(35.7)	—	—
Foreign currency exchange rate changes	(3.3)	(3.0)	—
Benefit obligation, end of period (1)	290.3	343.0	287.0
Change in Plan Assets
Fair value of plan assets, beginning of period	258.9	248.0	240.3
Actual return on plan assets	(1.7)	23.9	20.0
Employer contributions	1.8	4.1	1.9
Plan participants’ contributions	.7	.6	.5
Benefits paid	(13.9)	(15.6)	(14.8)
Settlements	(35.7)	—	—
Foreign currency exchange rate changes	(2.6)	(2.1)	.1
Fair value of plan assets, end of period	207.5	258.9	248.0
Net funded status	$(82.8)	$(84.1)	$(39.0)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$1.3	$—	$1.4
Other current liabilities	(.4)	(.4)	(.5)
Other long-term liabilities	(83.7)	(83.7)	(39.9)
Net funded status	$(82.8)	$(84.1)	$(39.0)
________________________
(1) The benefit obligation at December 31, 2015, decreased as compared to December 31, 2014, primarily due to the settlement of $35.7 of pension obligations through our voluntary one-time lump sum settlement program paid in 2015.
The benefit obligation at December 31, 2014, increased as compared to December 31, 2013, primarily due to changes in mortality assumptions and a decrease in the discount rate.
Accumulated and projected benefit obligation information at December 31 is recapped below:

	2015	2014	2013
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$274.7	$343.0	$230.3
Accumulated benefit obligation	271.5	338.5	228.7
Fair value of plan assets	190.8	258.9	190.2
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	277.8	343.0	233.8
Fair value of plan assets	193.7	258.9	193.4
Accumulated benefit obligation for all defined benefit plans	274.3	338.5	283.5

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and these benefits are secured by insurance policies that are not included in the plan’s assets. Cash surrender values associated with these policies at December 31 were as follows:

	2015	2014	2013
Cash surrender values	$2.3	$2.2	$2.1

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2014	2015 Amortization	2015 Net Actuarial loss	2015 Foreign currency exchange rates change	2015 Income taxes change	December 31, 2015
Net loss (gain) (before tax)	$109.5	$(17.3)	$.9	$(1.0)	$—	$92.1
Deferred income taxes	(40.2)	—	—	—	6.2	(34.0)
Accumulated other comprehensive income (net of tax)	$69.3	$(17.3)	$.9	$(1.0)	$6.2	$58.1

Included in 2015 Amortization in the above table is the $12.1 settlement loss, which is discussed in more detail below.

Of the amounts in accumulated other comprehensive income as of December 31, 2015, the portions expected to be recognized as components of net periodic pension cost in 2016 are as follows:

Net loss	$4.6

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2015	2014	2013
Service cost	$(4.3)	$(3.0)	$(3.2)
Interest cost	(12.6)	(12.9)	(11.9)
Expected return on plan assets	16.5	15.9	15.2
Amortization of prior service cost	—	(.3)	(.2)
Recognized net actuarial loss	(5.2)	(2.8)	(6.4)
Settlements	(12.1)	—	—
Net pension (expense) income	$(17.7)	$(3.1)	$(6.5)
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	3.8%	4.6%	3.8%
Rate of compensation increase used in pension costs	3.5%	3.8%	3.8%
Expected return on plan assets	6.6%	6.7%	6.6%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	4.1%	3.8%	4.6%
Rate of compensation increase used in benefit obligation	3.5%	3.5%	3.8%

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

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that separates fair value valuation techniques into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual and pooled funds
Fixed income	$54.0	$—	$—	$54.0	$67.3	$—	$—	$67.3
Equities	110.1	—	—	110.1	136.8	—	—	136.8
Stable value funds	—	37.9	—	37.9	—	45.9	—	45.9
Money market funds, cash and other	5.5	—	—	5.5	8.9	—	—	8.9
Total investments at fair value	$169.6	$37.9	$—	$207.5	$213.0	$45.9	$—	$258.9

Plan assets are invested in diversified portfolios of equity, debt and government securities, as well as a stable value fund. The aggregate allocation of these investments is as follows:

	2015	2014
Asset Category
Equity securities	53%	53%
Debt securities	26	26
Stable value funds	18	18
Other, including cash	3	3
Total	100%	100%

Our investment policy and strategies are established with a long-term view in mind. We strive for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value due to the devaluation of any single investment. In determining the appropriate asset mix, our financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. Approximately 55% of our significant plans (the "frozen plans") are employing a Liability Driven Investment strategy and have a target allocation of 60% fixed income and 40% equities. The remaining significant plans (the "active" plans) have a target allocation of 75% equities and 25% fixed income, as historical equity returns have tended to exceed bond returns over the long term.

Assets of our domestic plans represent the majority of plan assets and are allocated to seven different investments.

Six are mutual funds, all of which are passively managed low-cost index funds, and include:

•	Total Stock Market Index: Large -, mid-, and small-cap equity diversified across growth and value styles.

•	Large-Cap Index: Large-cap equity diversified across growth and value styles.

•	Small-Cap Index: Small-cap equity diversified across growth and value styles.

•	World ex US Index: International equity; broad exposure across developed and emerging non-US equity markets around the world.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market.

•	Extended Duration Treasury Index: Diversified exposure to U.S. treasury's with maturities of 20-30 years.

The Stable value fund consists of a fixed income portfolio offering consistent return and protection against interest rate volatility.

Settlements

In October 2015, we offered a voluntary one-time lump-sum payment option to certain eligible terminated vested participants in our U.S. defined benefit pension plans that, if accepted, would settle our obligation to them. The program provided participants with a one-time choice to receive a lump-sum settlement of their remaining pension benefit. As part of this voluntary lump-sum program, we settled $35.7 of pension obligations for U.S. retirees. This was paid from plan assets and did not require a cash contribution from the company. As a result of these settlements, we recorded settlement losses of $12.1 ($7.5 net of tax) reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled. These settlement charges were recorded in "Cost of goods sold" and "Selling and administrative expenses" with a corresponding balance sheet reduction in "Accumulated other comprehensive income (loss)."

Future Contributions and Benefit Payments

We expect to contribute $1.8 to our defined benefit pension plans in 2016.

Estimated benefit payments, expected over the next ten years are as follows:

2016	$15.9
2017	16.0
2018	15.8
2019	15.8
2020	16.0
2021-2025	83.4

Other Benefit Plans

Total expense from continuing operations for defined contribution plans was as follows:

	2015	2014	2013
Defined contribution plans	$6.8	$7.3	$6.4

We have limited participation in two union-sponsored, defined benefit, multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts.  Aggregate contributions to these plans were less than $.8 for each of the years presented.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if a plan has unfunded vested benefits.  Factors that could impact the funded status of these plans include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.  Withdrawal liability triggers could include a plan's termination, a withdrawal of substantially all employers, or our voluntary withdrawal from the plan (such as decision to close a facility or the dissolution of a collective bargaining unit). We have a very small share of the liability among the participants of these plans. Based upon the information available from plan administrators, both of the multi-employer plans in which we participate are underfunded and estimate our aggregate share of potential withdrawal liability for both plans to be $23.1. We have not recorded any material withdrawal liabilities for the years presented.

N—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended December 31
	2015	2014	2013
Domestic	$254.2	$142.1	$111.2
Foreign	195.6	153.4	126.4
	$449.8	$295.5	$237.6

Income tax expense from continuing operations is comprised of the following components:

	Year Ended December 31
	2015	2014	2013
Current
Federal	$63.1	$38.4	$59.8
State and local	7.6	3.3	5.9
Foreign	40.0	29.8	24.2
	110.7	71.5	89.9
Deferred
Federal	9.6	(6.1)	(26.4)
State and local	.1	2.1	(1.8)
Foreign	1.4	2.8	(10.4)
	11.1	(1.2)	(38.6)
	$121.8	$70.3	$51.3

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year Ended December 31
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.6	1.0	1.4
Tax effect of foreign operations	(5.8)	(7.5)	(8.6)
Deferred tax on undistributed foreign earnings	(1.0)	.4	(.5)
Change in valuation allowance	—	.2	(1.4)
Change in uncertain tax positions, net	(.5)	(.6)	(1.1)
Domestic Production Activities Deduction	(1.2)	(3.4)	(2.0)
Other permanent differences, net	(1.0)	(.7)	(.6)
Other, net	—	(.6)	(.6)
Effective tax rate	27.1%	23.8%	21.6%

For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate, primarily related to China and Luxembourg. Significant items impacting each year's tax rate are:

•
2015: We recognized tax benefits totaling $11.3, including a reduction in deferred taxes on undistributed foreign earnings associated with a planned reinvestment in China, and a deferred tax benefit related to our Australian operations.

•
2014: We recognized tax benefits totaling $13.9, primarily related to additional Domestic Production Activities Deductions for the current and prior years, incremental deferred foreign tax credits, and net favorable provision-to-return adjustments related to prior year taxes.

•	2013: We recognized tax benefits totaling $17.5, primarily related to the impact of Mexico tax law changes, the settlement of certain foreign and state audits, and a non-taxable bargain purchase gain.

We recognized net excess tax benefits of approximately $15.4, $10.1, and $4.6, in 2015, 2014, and 2013, respectively, related to stock plan activity, which have been recorded to additional contributed capital. These amounts include net windfall tax benefits as discussed in Note L.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities can no longer assess additional income tax for the expired period. In addition, once the statute expires we are no longer eligible to file claims for refund for any tax that we may have overpaid.

Unrecognized Tax Benefits

The total amount of our gross unrecognized tax benefits at December 31, 2015, is $22.1, of which $12.8 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the periods presented is as follows:

	2015	2014	2013
Gross unrecognized tax benefits, January 1	$19.8	$24.4	$26.6
Gross increases—tax positions in prior periods	.3	.1	4.5
Gross decreases—tax positions in prior periods	(.5)	(2.4)	(1.5)
Gross increases—current period tax positions	1.3	1.3	1.0
Change due to exchange rate fluctuations	(1.3)	(1.0)	(.4)
Settlements	(1.5)	(.6)	(2.8)
Lapse of statute of limitations	(2.6)	(2.0)	(3.0)
Gross unrecognized tax benefits, December 31	15.5	19.8	24.4
Interest	6.0	7.6	7.6
Penalties	.6	.8	.9
Total gross unrecognized tax benefits, December 31	$22.1	$28.2	$32.9

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2015, four tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2012 through 2015. In 2015, the IRS examined our 2013 tax return for a U.S. non-consolidated filing entity, L&P Financial Services Co., and the audit was concluded with no adjustments. There are no current IRS examinations in process nor are we aware of any forthcoming.

Additionally, at December 31, 2015, eight tax years were either subject to or undergoing audit by the Canada Revenue Agency, covering the periods 2008 through 2015. The examinations in process are at various stages of completion, but to date we are not aware of any likely material adjustments. The Canada Revenue Agency did issue an assessment in 2014 with respect to the 2007 and 2008 years in the amount of $2.9, related to transfer pricing issues. We disagree with the findings and continue to appeal this assessment.

Various state and other foreign jurisdiction tax years also remain open to examination, though we believe any assessments would be immaterial to our consolidated financial statements.

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

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$6.9	$(54.3)	$13.6	$(56.6)
Inventories	2.8	(26.5)	2.2	(14.1)
Accrued expenses	96.8	—	120.9	—
Net operating losses and other tax carryforwards	57.2	—	58.7	—
Pension cost and other post-retirement benefits	33.6	(.9)	33.6	(.8)
Subsidiary stock basis	2.0	—	—	—
Intangible assets	1.2	(107.3)	1.9	(102.1)
Derivative financial instruments	14.0	(1.7)	12.8	(1.9)
Tax on undistributed earnings	—	(6.9)	—	(11.2)
Uncertain tax positions	7.1	—	9.3	—
Other	5.0	(7.7)	5.5	(9.0)
Gross deferred tax assets (liabilities)	226.6	(205.3)	258.5	(195.7)
Valuation allowance	(26.6)	—	(27.1)	—
Total deferred taxes	$200.0	$(205.3)	$231.4	$(195.7)
Net deferred tax (liability) asset		$(5.3)		$35.7

Significant fluctuations in our deferred taxes from 2014 to 2015 are:

•
The net deferred tax asset associated with property, plant, and equipment decreased in 2015 due primarily to the anticipated utilization of Canadian capital cost allowances on our Canadian tax return filing.

•	The increase in our net inventory deferred tax liability is primarily related to changes in our LIFO inventory assumptions associated with 2015 steel prices.

•	A significant portion of the net decrease in accrued expenses relates to 2015 payments of $82 associated with our foam antitrust litigation accrual.

•	The net increase in our deferred tax liability for intangible assets results from various acquisitions and divestitures in 2015.

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

Deferred income and withholding taxes have been provided on earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits. As of December 31, 2015 and 2014, we have accrued $6.9 and $11.2, respectively, of deferred taxes related to incremental withholding taxes in China, since we no longer have specific plans to reinvest all of our Chinese earnings within China. In 2015, we reduced these accrued taxes by a net $4.3, primarily due to a planned reinvestment related to the buy-out of a minority interest partner at one of our China subsidiaries. Although these taxes would be due on dividends from certain of our China subsidiaries to their foreign parent, a subsidiary of the U.S. company, the earnings are still permanently reinvested outside the U.S. and are included in the undistributed earnings and incremental taxes discussed below.

Deferred income taxes and withholding taxes have not been provided on foreign earnings which are indefinitely reinvested. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2015, are $616.2. If such earnings were distributed, we estimate that the resulting incremental tax expense would be approximately $106.9 based on present income tax laws, which are subject to change. In 2015, the foreign earnings we repatriated were immaterial, and resulted in no significant net tax benefit or cost.

Deferred tax assets (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2015	2014
Other current assets	$—	$42.3
Sundry	33.3	36.5
Other current liabilities	—	(1.3)
Deferred income taxes	(38.6)	(41.8)
	$(5.3)	$35.7

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, simplifying the presentation of deferred income taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be presented as non-current in our Consolidated Balance Sheet. We adopted this guidance as of December 31, 2015, on a prospective basis, and no prior periods were retrospectively adjusted. Adoption of this ASU resulted in the reclassification of all our current deferred tax assets and liabilities to non-current deferred tax assets and liabilities in our December 31, 2015 Consolidated Balance Sheet.

O—Other (Income) Expense

The components of other (income) expense from continuing operations were as follows:

	Year Ended December 31
	2015	2014	2013
Gain on sales of assets	$(2.6)	$(5.1)	$(7.8)
Bargain purchase gain from acquisitions (see Note R)	—	—	(8.8)
Restructuring charges (see Note D)	1.6	.9	2.1
Asset impairments (see Note C)	2.2	1.3	.8
Currency (gain) loss	(2.1)	.3	1.8
Royalty income	(.9)	(1.0)	(1.4)
(Gain) loss from diversified investments associated with stock-based compensation plans (see Note L)	.3	(1.2)	(1.9)
Other income	(3.6)	(5.6)	(5.8)
	$(5.1)	$(10.4)	$(21.0)

P—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$163.5	$(25.5)	$(67.0)	$71.0
Other comprehensive income (loss) before reclassifications, pretax	(5.0)	(1.0)	35.2	29.2
Amounts reclassified from accumulated other comprehensive income, pretax:
Cost of goods sold; selling and administrative expenses	—	.5	6.6	7.1
Interest expense	—	3.9	—	3.9
Subtotal of reclassifications, pretax	—	4.4	6.6	11.0
Other comprehensive income (loss), pretax	(5.0)	3.4	41.8	40.2
Income tax effect	—	(1.4)	(15.1)	(16.5)
Attributable to noncontrolling interest	(.2)	—	—	(.2)
Balance December 31, 2013	158.3	(23.5)	(40.3)	94.5
Other comprehensive income (loss) before reclassifications, pretax	(71.7)	.8	(49.5)	(120.4)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net sales	—	.4	—	.4
Cost of goods sold; selling and administrative expenses	—	—	3.1	3.1
Interest expense	—	4.0	—	4.0
Subtotal of reclassifications, pretax	—	4.4	3.1	7.5
Other comprehensive income (loss), pretax	(71.7)	5.2	(46.4)	(112.9)
Income tax effect	—	(1.8)	17.4	15.6
Attributable to noncontrolling interest	.2	—	—	.2
Balance December 31, 2014	86.8	(20.1)	(69.3)	(2.6)
Other comprehensive income (loss) before reclassifications, pretax	(88.5)	(13.1)	.1	(101.5)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net sales	—	(.6)	—	(.6)
Cost of goods sold; selling and administrative expenses	—	—	17.3	17.3
Interest expense	—	4.1	—	4.1
Earnings (loss) from discontinued operations, net of tax	(3.6)	—	—	(3.6)
Subtotal of reclassifications, pretax	(3.6)	3.5	17.3	17.2
Other comprehensive income (loss), pretax	(92.1)	(9.6)	17.4	(84.3)
Income tax effect	—	1.5	(6.2)	(4.7)
Attributable to noncontrolling interest	.5	—	—	.5
Balance December 31, 2015	$(4.8)	$(28.2)	$(58.1)	$(91.1)
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

•	Level 3: Unobservable inputs that are not corroborated by market data.

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$176.0	$—	$176.0
Derivative assets (see Note S)	—	.6	—	.6
Diversified investments associated with the ESUP* (see Note L)	22.0	—	—	22.0
Total assets	$22.0	$176.6	$—	$198.6
Liabilities:
Derivative liabilities (see Note S)	$—	$14.8	$—	$14.8
Liabilities associated with the ESUP* (see Note L)	22.2	—	—	22.2
Total liabilities	$22.2	$14.8	$—	$37.0

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$140.7	$—	$140.7
Derivative assets (see Note S)	—	2.0	—	2.0
Diversified investments associated with the ESUP* (see Note L)	18.8	—	—	18.8
Total assets	$18.8	$142.7	$—	$161.5
Liabilities:
Derivative liabilities (see Note S)	$—	$2.7	$—	$2.7
Liabilities associated with the ESUP* (see Note L)	18.6	—	—	18.6
Total liabilities	$18.6	$2.7	$—	$21.3
______________________________________________
* Includes both current and long-term amounts combined.

The fair value for fixed rate debt (Level 2) was not significantly different from its $950.0 carrying value at December 31, 2014 and greater than its $750.0 carrying value by approximately $13 at December 31, 2015. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.

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

R—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration paid for prior years’ acquisitions. A portion of the goodwill included in the table below is expected to provide an income tax benefit.

	2015	2014	2013
Accounts receivable	$3.7	$7.9	$12.7
Inventory	4.8	16.2	15.0
Property, plant and equipment	2.7	17.1	16.1
Goodwill (see Note E)	7.9	29.4	6.1
Other intangible assets (see Note E)	14.9	14.1	12.3
Other current and long-term assets	.1	4.0	.4
Current liabilities	(11.4)	(14.1)	(19.5)
Long-term liabilities	(10.4)	(3.1)	(6.4)
Additional consideration for prior years’ acquisitions	(1.2)	—	—
Fair value of net identifiable assets	11.1	71.5	36.7
Less: Bargain purchase gain	—	—	8.8
Less: Non-cash consideration	—	1.1	—
Net cash consideration	$11.1	$70.4	$27.9

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2015	1	Commercial Products	Upholstered office furniture
December 31, 2014	5	Residential Furnishings	Innersprings; Home furniture components; Geotextile products; Fabric converting for furniture and bedding; Foam carpet underlay
December 31, 2013	4	Residential Furnishings (2); Specialized Products (2)	Tubing for the aerospace industry (2); Innerspring unit wire-forming machines; Geotextile products

We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2015 and 2014 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At December 31, 2015, there was no substantial remaining consideration payable, other than the liability associated with our 2015 acquisition discussed below.

A brief description of our most significant acquisitions by year is included below.
2015
In March 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings for a purchase price of $22.7. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% over the next five years, under the terms of the agreement, and have recorded a long-term liability of approximately $10 for the future payments. Future payments are based upon a calculation that incorporates future EBITDA. The recorded liability is based upon estimates and may fluctuate significantly until the 2018 and 2020 payment dates. Fluctuations in this liability will be reflected in interest income or expense on the Consolidated Statement of Operations.
2014
On June 30, we acquired Tempur Sealy's three U.S. innerspring component production facilities for a purchase price of $44.5. This additional volume enhanced our economies of scale, benefited from our vertical integration in steel rod and wire, and allowed manufacturing optimization across a broad asset base. These factors contributed to the recognition of $17.8 in goodwill from this acquisition.

We also acquired a German designer and distributor of high-end, European-styled motion components for a purchase price of $16.8. This business allows us to meet varying design preferences and broadens the range of our furniture component products, which contributed to the recognition of $4.4 in goodwill from this acquisition.

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

• We were able to complete the acquisition in an expedient manner, with a cash payment and without a financial contingency, which was a key attribute for the seller. The relatively small size of the transaction for us, the lack of required third-party financing and our expertise in completing similar transactions in the past gave the seller confidence that we could complete the transaction quickly and without difficulty.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2015
Derivatives Designated as Hedging Instruments			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Currency hedges:
-Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$219.8	$—	$10.1	$2.3
-Future USD purchases of Canadian, European and Korean subsidiaries	Dec 2017	16.8	.3	—	—
-Future MXP purchases of a USD subsidiary	Dec 2017	7.3	—	.7	.3
-Future JPY sales of Chinese subsidiary	Dec 2016	3.8	—	.1	—
-Future DKK sales of Polish subsidiary	Dec 2016	15.6	—	.1	—
-Future EUR Sales of Chinese, Swiss and UK Subsidiaries	Mar 2017	13.6	—	.1	—
Total cash flow hedges			.3	11.1	2.6
Fair value hedges:
DKK inter-company note receivable on a USD subsidiary	May 2016	1.7	.1	—	—
USD inter-company note receivable on a CAD subsidiary	Jan 2016	9.0	—	.5	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2016	8.0	—	.1	—
Total fair value hedges			.1	.6	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2016	11.0	—	.3	—
Non-deliverable hedge on EUR exposure to CNY	Dec 2016	2.2	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Dec 2016	2.5	—	.1	—
Hedge of DKK cash on USD Subsidiary	Apr 2016	3.0	.1	—	—
Hedge of EUR cash on UK Subsidiaries	Jan 2016	8.3	.1	—	—
Total derivatives not designated as hedging instruments			.2	.5	—
			$.6	$12.2	$2.6

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2014
Derivatives Designated as Hedging Instruments			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Currency hedges:
-Future USD sales of Canadian and Chinese subsidiaries	Dec 2016	$153.3	$.3	$1.0	$.2
-Future USD purchases of Canadian and European Subsidiaries	Dec 2015	10.4	.9	—	—
-Future MXP purchases of USD subsidiary	Dec 2016	5.3	—	.3	.1
-Future JPY sales of Chinese subsidiary	Dec 2015	6.9	.5	—	—
-Future EUR Sales of Chinese Subsidiary	Dec 2015	6.0	.3	—	—
Total cash flow hedges			2.0	1.3	.3
Fair value hedges:
USD inter-company note receivable on a Swiss subsidiary	Sep 2015	18.5	—	1.1
			$2.0	$2.4	$.3

We did not have any derivatives not designated as hedging instruments at December 31, 2014.

The following table sets forth the pre-tax (gains) losses from continuing operations for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income for the Year Ended December 31
Derivatives Designated as Hedging Instruments		2015	2014	2013
Commodity cash flow hedges	Cost of goods sold	$—	$—	$.4
Interest rate cash flow hedges	Interest expense	4.1	4.0	3.9
Currency cash flow hedges	Net sales *	3.2	2.1	(1.5)
Currency cash flow hedges	Cost of goods sold	(1.3)	(.3)	.1
Currency cash flow hedges	Other (income) expense, net	—	.4	.2
Total cash flow hedges		6.0	6.2	3.1
Fair value hedges	Other (income) expense, net	1.2	2.7	(3.2)
Derivatives Not Designated as Hedging Instruments
Hedge of USD cash-Swiss and subsidiaries	Other (income) expense, net	(.1)	—	—
Non-deliverable hedge on USD exposure to CNY	Other (income) expense, net	.2	—	—
Non-deliverable hedge on EUR exposure to CNY	Other (income) expense, net	.1	—	—
Non-deliverable hedge on JPY exposure to CNY	Other (income) expense, net	.1	—	—
Hedge of EUR cash-Swiss, UK and USD subsidiaries	Other (income) expense, net	2.3	—	—
Total derivative instruments		$9.8	$8.9	$(.1)

* Discontinued operations amounts included in the above:		$—	$.1	$.2

T—Contingencies
We are a party to various proceedings and matters involving employment, antitrust, intellectual property, environmental, taxation and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings other than as indicated below. Also, when it is reasonably possible that we may incur additional loss in excess of accruals and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes. A contingency that may result in a gain is not reflected in the financial statements before realization.
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

Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against several defendants alleging that competitors of our carpet cushion business unit and other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws.
U.S. Direct Purchaser Class Action Cases. We were named as a defendant in three direct purchaser class action cases (the first on November 15, 2010) on behalf of a class of all direct purchasers of polyurethane foam products. The direct purchaser class action cases were all filed in or were transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs, on behalf of themselves and/or a class of direct purchasers, sought three times the amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also sought attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. We filed motions to dismiss the U.S. direct purchaser class actions, for failure to state a legally valid claim, which were denied by the Ohio Court. A motion for class certification was filed on behalf of the direct purchasers. A hearing on the motion was held and the Court certified the direct purchaser class. We filed a Petition for Permission to Appeal from Class Certification Order to the United States Court of Appeals for the Sixth Circuit which was denied. The Court ordered all parties to attend non-binding mediation with a mediator of their choosing.
Settlement of U.S. Direct Purchaser Class Action Cases. We reached a tentative settlement of the U.S. direct purchaser class action cases on August 14, 2014, by agreeing to pay an aggregate amount of $39.8, inclusive of plaintiff attorneys' fees and costs. We denied all allegations in the cases, but settled the direct purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The settlement was subject to Court approval. We recorded a $39.8 (pre-tax) accrual for the settlement in the third quarter 2014. In the fourth quarter of 2014, we paid $4 to the Court related to the settlement. A final fairness hearing was held on February 3, 2015, and on February 26, 2015, the Court entered a memorandum opinion and order granting the motion for final approval of the class settlement.  Subsequently, final judgments of dismissal with prejudice were entered on March 13, 2015.  On March 20, 2015, an objector filed a notice of appeal of the order approving the class settlement to the Federal Circuit Court of Appeals.  On March 27, 2015, the direct purchaser class plaintiffs filed a motion to dismiss or, in the alternative, transfer the appeal. On May 1, 2015, the Federal Circuit Court of Appeals denied the motion to dismiss and transferred the appeal to the United States Court of Appeals for the Sixth Circuit. On December 4, 2015, the Sixth Circuit issued an order terminating the appeal. We made the $35.8 payment to fully resolve this matter on December 16, 2015.
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

Settlement of U.S. Indirect Purchaser Class Action Cases. We reached a tentative settlement in the U.S. Indirect Class Action cases on May 18, 2015, by agreeing to pay an amount not materially different from the amount previously accrued for this claim. We continue to deny all allegations in the cases, but settled the indirect purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The Court preliminarily approved the class settlement on July 31, 2015. The full settlement amount was paid into escrow in the third quarter of 2015. The final settlement approval hearing was held on December 15, 2015 and the Court granted final approval of the settlement. As of February 25, 2016, two objectors filed notices of appeal of the order approving the class settlement to the Sixth Circuit Court of Appeals.
U.S. Individual Direct Purchaser Cases. We have been named as a defendant in 34 pending or recently pending individual direct purchaser cases filed between March 22, 2011 and October 16, 2013, which were filed in or transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. Of those 34 cases, we remain a defendant in the two Kansas Restraint of Trade cases discussed below. The 32 other cases have been settled and fully resolved. Of the two cases remaining, one is scheduled for trial November 14, 2016. The other case has not been scheduled for trial. The claims in the individual direct purchaser cases are generally the same as those asserted in the direct purchaser class action case. Settlements reached in the individual direct purchaser cases in the aggregate, were not materially different than the previously recorded accruals allocated to the settled cases.
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
Canadian Class Action Cases. We were named in two Canadian class action cases (for direct and indirect purchasers of polyurethane foam products), both under the name Hi Neighbor Floor Covering Co. Limited and Hickory Springs Manufacturing Company, et.al. in the Ontario Superior Court of Justice (Windsor), Court File Nos. CV-10-15164 (amended November 2, 2011) and CV-11-17279 (issued December 30, 2011). In each of these Canadian cases, the plaintiffs, on behalf of themselves and/or a class of purchasers, sought from over 13 defendants restitution of the amount allegedly overcharged, general and special damages in the amount of $100, punitive damages of $10, pre-judgment and post-judgment interest, and the costs of the investigation and the action. The first issued class action was on behalf of a class of purchasers of polyurethane foam. The second issued class action was on behalf of purchasers of carpet underlay. In addition, on July 10, 2012, plaintiff in a class action case (for direct and indirect purchasers of polyurethane foam products) styled Option Consommateurs and Karine Robillard v. Produits Vitafoam Canada Limitée, et. al. in the Quebec Superior Court of Justice (Montréal), Court File No. 500-6-524-104, filed an amended motion for authorization seeking to add us and other manufacturers of polyurethane foam products as defendants in this case, which was granted. This action had a pending motion for certification, which was postponed indefinitely. We also were notified in June 2014 of two motions to add us as parties to two class proceedings in British Columbia. Those proceedings are similar to the Ontario proceedings in that one proposes a class of purchasers of polyurethane foam (Majestic Mattress Mfg. Ltd. v. Vitafoam Products et al., No. VLC-S-S-106362 Vancouver Registry) and one proposes a class of purchasers of carpet cushion (Trillium Project Management Ltd. v. Hickory Springs Manufacturing Company et al., No.S106213 Vancouver Registry). The motion to add us as parties to these actions was heard on April 7, 2015 and the British Columbia Supreme Court ordered our addition as parties to the two actions in British Columbia. The British Columbia actions involve British Columbia purchasers only whereas the Ontario actions proposed classes of Canadian purchasers.
Settlement of Canadian Class Action Cases. We reached a tentative settlement in all Canadian Class Action cases on June 12, 2015 by agreeing to pay an amount not materially different than the amount previously accrued for these claims. We continued to deny all allegations in the cases, but settled all cases (each case being on behalf of both direct and indirect purchasers) to avoid the risk, uncertainty, expense and distraction of litigation. We made payment of the settlement amount into escrow. The settlement required the approval of courts in three provincial jurisdictions where class proceedings had been commenced, namely Ontario, British Columbia and Quebec. The settlement was conditioned on each Court providing approval. Approval hearings were held in British Columbia on September 21, 2015, Quebec on October 26, 2015 and Ontario on October 29, 2015. The British Columbia, Quebec and Ontario courts have formally approved the settlement, which became final on January 9, 2016. As such, the Canadian cases are fully resolved.
Missouri Class Action Case. On June 22, 2012, we were made a party to a lawsuit brought in the 16th Judicial Circuit Court, Jackson County, Missouri, Case Number 1216-CV15179 under the caption “Dennis Baker, on Behalf of Himself and all Others Similarly Situated vs. Leggett & Platt, Incorporated.” The plaintiff, on behalf of himself and/or a class of indirect purchasers of polyurethane foam products in the State of Missouri, alleged that we violated the Missouri Merchandising Practices Act based upon our alleged illegal price inflation of flexible polyurethane foam products. The plaintiff sought unspecified actual damages, punitive damages and the recovery of reasonable attorney fees. We filed a motion to dismiss this action, which was denied. Discovery commenced and plaintiff filed a motion for class certification. A hearing on the motion was held, and the Court subsequently entered an order denying plaintiff's motion for class certification on March 18, 2015. Plaintiff filed a motion for reconsideration of that order on March 30, 2015, which was also denied. Plaintiff did not timely appeal this ruling. On September 8, 2015 the parties agreed to settle the case for an immaterial amount. On October 20, 2015, the parties filed a joint stipulation of dismissal with prejudice and the court entered a docket text entry that the case was dismissed by parties. As such, this case has been fully resolved.

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
We have $10.3 on deposit with the Brazilian government to partially mitigate potential interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $1.8, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil responded to the notice of violation denying the violation. The Federal Revenue Office denied L&P Brazil’s defenses and upheld the assessment at the first administrative level. L&P Brazil has filed an appeal.
On December 29, 2011, L&P Brazil received another assessment in the amount of $.1, under case No. 10855.724509/2011-13 on the same subject matter in connection to certain import transactions carried out between 2007 and 2011. L&P Brazil has filed its defense.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $3.2, under MPF Case No. 10855.725260/2012-36 covering the period from January 1, 2008 through December 31, 2010 on the same subject matter. L&P Brazil responded to the notice of violation denying the violation. The Brazilian Revenue Office denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil has appealed this decision, but the appeal was denied by the second administrative level on January 27, 2015. L&P Brazil filed a motion for clarification on March 27, 2015. On November 16, 2015, the motion was denied, and the case was closed at the administrative level. On December 4, 2015, we filed an Annulment Action, Case No. 009658-07.2015.4.03.6110, at the judicial level seeking to obtain an injunction to allow the transfer of the cash deposit in the mount of $3.8 from the administrative case to a judicial escrow account. The preliminary injunction was granted on December 10, 2015, and we are awaiting the federal attorney’s response.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Federal Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in the years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 4, 2014, the tax authorities issued five additional assessments regarding this same issue (use of credits), covering certain periods of 2011 and 2012. L&P Brazil has filed its defense to all of these assessments. Combined with the prior assessments, L&P Brazil has received assessments totaling $2.1 on the same or similar denial of tax credit matters.
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
On September 4, 2014, the Brazilian Federal Revenue issued an assessment against L&P Brazil in the amount of $.1, No. 10660.722021/2014-73 for the period of April 2011 through June 2012, as a penalty for L&P Brazil’s requests to offset certain tax credits. We have filed our defense. On December 22, 2015, we received a favorable decision at the first administrative level, accepting our defense and canceling the imposed penalty. Because there is no further appeal opportunities, this assessment is now fully resolved.
On December 15, 2015, the Brazilian Federal Revenue issued an assessment against L&P Brazil in the amount of $.1, No. 10600.720142/2015-76 for the period of August 2010 through May 2011, as a penalty for L&P Brazil’s requests to offset certain tax credits. We filed our defense on January 8, 2016.
State of São Paulo, Brazil Cases. L&P Brazil is party to a proceeding involving the State of São Paulo, Brazil where the State of São Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil seeking $1.4 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. The Court of Tax and Fees of the State of São Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals Court remanded the case back to the Court of Tax and Fees for further findings. The Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. The State filed another special appeal. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.4. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $2.9 (which included interest from the original assessment date plus state attorney's fees of 20%). On December 3, 2014, the State of São Paulo filed a Tax Collection action against L&P Brazil in Sorocaba Judicial District Court, Case No. 1501115-34.2014.8.26.0602, seeking to collect the same amounts at issue in annulment action No. 101712346.2014.8260602. This duplicative case was dismissed on August 14, 2015, while the annulment action continues.
On October 4, 2012, the State of São Paulo issued a Tax Assessment under Procedure Number 4.003.484 against L&P Brazil in the amount of $1.2 for the tax years 2009 through 2011. Similar to the 2009 assessment, the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo's attorneys converted the Tax Assessment No. 4.003.484 to a tax collection action against L&P Brazil in the amount of $1.5, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil filed its response, a Motion to Stay of Execution denying the allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $0.7 for the tax years January 2011 through August 2012 regarding the same subject matter. L&P filed its response denying the allegations. The first administrative level denied L&P Brazil’s defense and upheld the assessment. L&P Brazil filed its appeal of this decision but the appeal was denied by the second administrative level on July 15, 2015. L&P Brazil filed an appeal to the third administrative level on August 6, 2015.
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
Patent Infringement Claim
The patent proceedings discussed below have been fully resolved. The outcome of these matters did not have a material effect on the Company, its results of operations, financial condition or cash flows.

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
On October 17, 2014, the parties entered into a Confidential Settlement Agreement and Limited Release, whereby Leggett agreed to pay Imaginal a cash payment, which is not material to the Company, to settle the part of the case concerning the machines found to infringe and the pre-judgment interest issue from the first lawsuit. Imaginal appealed the summary judgment ruling that the redesigned stapling machines did not infringe to the U.S. Court of Appeals for the Federal Circuit. On November 10, 2015 the Federal Circuit upheld the favorable decision that the Company’s redesigned version of the machine did not infringe the Imaginal patent. Imaginal did not seek rehearing, nor did it seek a petition for certiorari review at the United States Supreme Court. As such, this lawsuit has been fully resolved.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although the Company denies liability in all threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Twelve Months Ended December 31,
	2015	2014
Litigation contingency accrual - Beginning of period	$83.9	$3.7
Adjustment to accruals - expense - Continuing operations	5.7	56.8
Adjustment to accruals - expense - Discontinued operations	.7	35.4
Cash payments	(82.2)	(12.0)
Litigation contingency accrual - End of period	$8.1	$83.9

We expect to pay the majority of the accrual balance within the next year. The above litigation contingency accrual does not include accrued expenses related to worker's compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories are not anticipated to have a material effect on our financial condition, results of operation or cash flows. For more information regarding accrued expenses, see Footnote I - Supplemental Balance Sheet Information under "Accrued expenses" on page 90.
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
Reasonably Possible Losses in Excess of Accruals
Based upon current facts and circumstances, as of December 31, 2015, aggregate reasonably possible (but not probable) losses in excess of the accruals noted above are estimated to be approximately $25. Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current facts and circumstances, that additional losses, if any (other than approximately $14 plus interest and attorney fees of approximately $2 of reasonably possible losses associated with those Brazilian VAT matters disclosed above and approximately $9 of reasonably possible losses primarily related to patent infringement, antitrust and other matters) are not expected to materially affect our consolidated financial position, results of operations or cash flows.
Leggett's Claim for Alleged Antitrust Violations
On October 17, 2008, the Company, along with Carpenter Co., Flexible Foam Products, Inc., Foam Supplies, Inc., Hickory Springs Manufacturing Company, J.M. Huber Corporation, Lubrizol Advanced Materials, Inc., The Sherwin-Williams Company, Skypark Manufacturing, LLC, Vitafoam Incorporated; and their respective affiliates, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey under the caption Carpenter Co., et al. v. BASF SE, et al., Case No. 2:08-cv-05169 against BASF Corporation, The Dow Chemical Company, Huntsman International LLC, Lyondell Chemical Company, and their affiliates, alleging that defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. The Company previously settled its claims against certain defendants for immaterial amounts and all other defendants have been dismissed except for The Dow Chemical Company.
We, along with co-plaintiffs, seek to recover three times the amount of damages suffered as a result of the alleged overcharges in the price of the urethane chemical products purchased from the defendant from at least 1994 through at least 2004. The plaintiffs also seek attorney fees, pre-judgment interest and injunctive relief. The defendant denies the claims. Based on the maturation of the proceeding, discovery becoming substantially complete, and the scheduled trial date of March 7, 2016, we now believe that it is reasonably likely that we may recover material damages from the defendant. However, because of uncertainties, we cannot estimate the amount of recovery. Also, because of these uncertainties, it is possible that we may recover only an immaterial amount of the alleged damages, or recover no damages at all.

Quarterly Summary of Earnings
 Leggett & Platt, Incorporated
 (Unaudited)
(Dollar amounts in millions, except per share data)

Year ended December 31	First [1]	Second [2,5]	Third [3,5]	Fourth [4,6]	Total
2015
Net sales	$966.2	$997.3	$1,009.1	$944.6	$3,917.2
Gross profit	217.8	230.7	241.1	233.6	923.2
Earnings from continuing operations before income taxes	102.0	109.0	132.3	106.5	449.8
Earnings from continuing operations	$73.3	$76.7	$96.2	$81.8	$328.0
Earnings (loss) from discontinued operations, net of tax	(.5)	1.8	(.1)	—	1.2
Net earnings	72.8	78.5	96.1	81.8	329.2
(Earnings) attributable to noncontrolling interest, net of tax	(1.1)	(.8)	(.9)	(1.3)	(4.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$71.7	$77.7	$95.2	$80.5	$325.1
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.51	$.54	$.68	$.57	$2.30
Diluted	$.50	$.53	$.67	$.57	$2.27
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.01	$—	$—	$.01
Diluted	$—	$.01	$—	$—	$.01
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.51	$.55	$.68	$.57	$2.31
Diluted	$.50	$.54	$.67	$.57	$2.28
2014
Net sales	$875.5	$956.1	$997.4	$953.3	$3,782.3
Gross profit	176.8	200.7	209.1	203.8	790.4
Earnings from continuing operations before income taxes	76.8	93.2	66.5	59.0	295.5
Earnings from continuing operations	$56.0	$69.6	$53.4	$46.2	$225.2
Earnings (loss) from discontinued operations, net of tax	(2.3)	(92.7)	(4.4)	(24.6)	(124.0)
Net earnings (loss)	53.7	(23.1)	49.0	21.6	101.2
(Earnings) attributable to noncontrolling interest, net of tax	(.6)	(.8)	(.8)	(1.0)	(3.2)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$53.1	$(23.9)	$48.2	$20.6	$98.0
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.39	$.49	$.37	$.32	$1.57
Diluted	$.38	$.48	$.37	$.32	$1.55
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$(.02)	$(.66)	$(.03)	$(.17)	$(.88)
Diluted	$(.02)	$(.65)	$(.03)	$(.17)	$(.87)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.37	$(.17)	$.34	$.15	$.69
Diluted	$.37	$(.17)	$.34	$.14	$.68
__________________________________
All below amounts are shown pretax.

1.	First quarter 2015 Earnings from continuing operations include impairment charges of $6 from our steel tubing operation. (Note C)

2.	Second quarter 2015 Earnings from continuing operations include charges of $2 associated with litigation accruals. Discontinued operations includes $1 in litigation accruals (Note T)

3.	Fourth quarter 2015 Earnings from continuing operations include a $12 charge associated with a lump sum pension buyout and $4 litigation accruals (Note M and Note T)

4.	Second quarter 2014 Earnings from discontinued operations include pretax goodwill impairment charges of $108 associated with the Store Fixtures operation. (Note B and Note E)

5.
Third quarter 2014 Earnings from continuing operations includes pretax charges of $32 associated with litigation accruals. Discontinued operations includes pretax charges of $8 for litigation accruals. (Note T)

6.
Fourth quarter 2014 Earnings from continuing operations include pretax charges of $22 for litigation accruals. Discontinued operations includes the following pretax items: $27 litigation accruals and a $9 loss on the sale of the majority of our Store Fixtures unit. (Note B and Note T)

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful receivables	$17.2	$2.6	$9.9	(1)	$9.9
Excess and obsolete inventory reserve, LIFO basis	$21.9	$9.8	$7.0		$24.7
Tax valuation allowance	$27.1	$(.4)	$.1		$26.6

Year ended December 31, 2014
Allowance for doubtful receivables	$17.6	$4.9	$5.3	(1)	$17.2
Excess and obsolete inventory reserve, LIFO basis	$21.9	$10.0	$10.0		$21.9
Tax valuation allowance	$25.4	$1.0	$(.7)		$27.1

Year ended December 31, 2013
Allowance for doubtful receivables	$20.6	$6.1	$9.1	(1)	$17.6
Excess and obsolete inventory reserve, LIFO basis	$19.4	$11.8	$9.3		$21.9
Tax valuation allowance	$32.2	$(3.4)	$3.4		$25.4

______________________________

(1)	Uncollectible accounts charged off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ KARL G. GLASSMAN
Karl G. Glassman
President and Chief Executive Officer

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ KARL G. GLASSMAN	President and Chief Executive Officer and Director	February 25, 2016
Karl G. Glassman

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN	Executive Vice President, Chief Financial Officer and Director	February 25, 2016
Matthew C. Flanigan

(c) Principal Accounting Officer:

/S/ TAMMY M. TRENT	Vice President and Chief Accounting Officer	February 25, 2016
Tammy M. Trent

(d) Directors:

ROBERT E. BRUNNER*	Director
Robert E. Brunner

Robert G. Culp, III*	Director
Robert G. Culp, III

Signature	Title	Date

R. TED ENLOE, III*	Director
R. Ted Enloe, III

Manuel A. Fernandez*	Director
Manuel A. Fernandez

RICHARD T. FISHER*	Director
Richard T. Fisher

Joseph W. McClanathan*	Director
Joseph W. McClanathan

JUDY C. ODOM*	Director
Judy C. Odom

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ JOHN G. MOORE	February 25, 2016
John G. Moore
Attorney-in-Fact Under Power-of-Attorney dated February 24, 2016

EXHIBIT INDEX

Exhibit No.	Document Description

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company, as amended through November 3, 2015, filed November 4, 2015 as Exhibit 3.2 to the Company’s Form 10-Q, are incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

4.2
Indenture, dated as of November 24, 1999, between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank)), as Trustee, and Form of Note included therein under Sections 202 and 203, filed November 5, 1999 as Exhibit 4.1 to Registration Statement No. 333-90443 on Form S-3, is incorporated by reference. (SEC File No. 001-07845)

4.2.1
Tri-Party Agreement under the November 24, 1999 Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to The Chase Manhattan Bank) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.2.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.3
Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.3.1
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.4
Form of $300,000,000 3.40% Senior Notes due 2022, issued pursuant to the Senior Indenture dated May 6, 2005, filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5
Form of $150,000,000 4.40% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.6
Form of $180,000,000 4.65% Notes retired in 2014 issued pursuant to the Indenture dated November 24, 1999, filed November 9, 2004 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7
Form of $200,000,000 5.00% Notes retired in 2015 issued pursuant to the Senior Indenture dated May 6, 2005, filed August 11, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

4.8
Form of $300,000,000 3.80% Notes due 2024 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 10, 2014 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*
Employment Agreement between the Company and David S. Haffner, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2*
Employment Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3*
Employment Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4*
Amended and Restated Severance Benefit Agreement between the Company and Karl G. Glassman, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5*
Severance Benefit Agreement between the Company and Matthew C. Flanigan, dated March 1, 2013, filed March 6, 2013 as Exhibit 10.7 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.6*
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

10.7*,**	Summary Sheet of Executive Cash Compensation.

10.8*,**	Summary Sheet of Director Compensation.

10.9*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 5, 2015, filed March 25, 2015 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.9.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.2*
2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2011 grants through 2014 grants), filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.3*
2015 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2015 grants and all grants thereafter), filed November 4, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.4*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.9.5*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.9.6*	Form of Restricted Stock Unit Award pursuant to the Company’s Flexible Stock Plan, filed March 6, 2013 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.7*
2015 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2015 awards and all awards thereafter), filed March 26, 2015 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.8*	Award Formula for the 2015-2016 Profitable Growth Incentive Program, filed March 26, 2015 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.9*
2014 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2014 awards), filed March 3, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.10*	Award Formula for 2014-2015 Profitable Growth Incentive Program, filed March 3, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.11*
2013 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2013 awards), filed March 6, 2013 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.12*	Award Formula for 2013-2014 Profitable Growth Incentive Program, filed March 6, 2013 as Exhibit 10.9 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10*	The Company’s 2014 Key Officers Incentive Plan, effective January 1, 2014, filed March 25, 2014 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.10.1*	2015 Award Formula under the Company's 2014 Key Officers Incentive Plan, filed March 26, 2015 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.2*	2014 Award Formula under the Company’s 2014 Key Officers Incentive Plan, filed March 31, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11*	The Company’s 2009 Key Officers Incentive Plan, effective January 1, 2009, filed March 26, 2009 as Appendix B to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11.1*	2013 Award Formula under the Company’s 2009 Key Officers Incentive Plan, filed April 1, 2013 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

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

10.15*,**	The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective February 23, 2016.

10.16*,**	Description of the long-term disability arrangement between the Company and Karl G. Glassman.

10.17*
The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.18*
Summary Description of the Company's Key Management Incentive Compensation Plan for Profit Center Participants, filed May 6, 2015 as Exhibit 10.1 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.19
Credit Agreement, dated August 19, 2011 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 19, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19.1
First Amendment to Credit Agreement, dated August 22, 2013, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 26, 2013 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19.2
Second Amendment to Credit Agreement, dated August 15, 2014, among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed August 19, 2014 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.20
Commercial Paper Issuing and Paying Agent Agreement between U.S. Bank National Association and the Company, dated December 2, 2014, including Master Note, filed December 5, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.20.1	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.21
Release Agreement between the Company and David S. Haffner, dated December 31, 2015, filed January 5, 2016 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2016.

Exhibit No.	Document Description

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2016.

32.1**	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2016.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2016.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

______________________________

*	Denotes management contract or compensatory plan or arrangement.

**	Denotes filed or furnished herewith.

***
Exhibit 101 to this report includes the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2015; (iii) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2015; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2015; and (vi) Notes to Consolidated Financial Statements.