Form 10-Q
period 2016-03-31
LEGGETT & PLATT INC
filed 2016-05-04
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of April 29, 2016: 134,325,997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	March 31, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$250.2	$253.2
Trade receivables, net	475.8	448.7
Other receivables, net	55.5	71.5
Total receivables, net	531.3	520.2
Inventories
Finished goods	255.5	242.8
Work in process	42.7	42.6
Raw materials and supplies	245.9	241.8
LIFO reserve	(22.0)	(22.6)
Total inventories, net	522.1	504.6
Other current assets	38.3	33.2
Total current assets	1,341.9	1,311.2
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,119.1	1,099.1
Buildings and other	559.8	548.2
Land	40.4	40.0
Total property, plant and equipment	1,719.3	1,687.3
Less accumulated depreciation	1,164.6	1,146.5
Net property, plant and equipment	554.7	540.8
OTHER ASSETS
Goodwill	817.0	806.1
Other intangibles, less accumulated amortization of $128.9 and $139.8 as of March 31, 2016 and December 31, 2015, respectively	180.3	188.4
Sundry	130.5	117.2
Total other assets	1,127.8	1,111.7
TOTAL ASSETS	$3,024.4	$2,963.7
CURRENT LIABILITIES
Current maturities of long-term debt	$3.5	$3.4
Accounts payable	332.1	307.2
Accrued expenses	256.3	286.7
Other current liabilities	88.1	103.9
Total current liabilities	680.0	701.2
LONG-TERM LIABILITIES
Long-term debt	1,032.0	941.5
Other long-term liabilities	177.1	184.7
Deferred income taxes	44.1	38.6
Total long-term liabilities	1,253.2	1,164.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	528.1	529.5
Retained earnings	2,254.4	2,209.2
Accumulated other comprehensive loss	(61.5)	(91.1)
Treasury stock	(1,643.9)	(1,564.0)
Total Leggett & Platt, Inc. equity	1,079.1	1,085.6
Noncontrolling interest	12.1	12.1
Total equity	1,091.2	1,097.7
TOTAL LIABILITIES AND EQUITY	$3,024.4	$2,963.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2016	2015
Net sales	$938.4	$966.2
Cost of goods sold	704.8	748.4
Gross profit	233.6	217.8
Selling and administrative expenses	105.1	97.5
Amortization of intangibles	5.1	5.2
Goodwill impairment	—	4.1
Other income, net	(3.7)	(.7)
Earnings from continuing operations before interest and income taxes	127.1	111.7
Interest expense	9.2	11.0
Interest income	.8	1.3
Earnings from continuing operations before income taxes	118.7	102.0
Income taxes	27.7	28.7
Earnings from continuing operations	91.0	73.3
Earnings (loss) from discontinued operations, net of tax	.1	(.5)
Net earnings	91.1	72.8
(Earnings) attributable to noncontrolling interest, net of tax	(1.6)	(1.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$89.5	$71.7
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.51
Diluted	$.63	$.50
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—
Diluted	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.51
Diluted	$.63	$.50

Cash dividends declared per share	$.32	$.31

Average shares outstanding
Basic	139.1	141.9
Diluted	141.2	143.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2016	2015
Net earnings	$91.1	$72.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22.4	(37.8)
Cash flow hedges	6.5	(1.7)
Defined benefit pension plans	.7	1.3
Other comprehensive income (loss)	29.6	(38.2)
Comprehensive income	120.7	34.6
Less: comprehensive (income) attributable to noncontrolling interest	(1.6)	(1.1)
Comprehensive income attributable to Leggett & Platt, Inc.	$119.1	$33.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
OPERATING ACTIVITIES
Net earnings	$91.1	$72.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	21.1	22.5
Amortization of intangibles and debt issuance costs	7.2	7.1
Provision for losses on accounts and notes receivable	1.2	1.5
Writedown of inventories	1.6	2.5
Goodwill impairment	—	4.1
Long-lived asset impairments	—	1.8
Net gain from sales of assets and businesses	(2.5)	(1.5)
Deferred income tax expense	6.0	9.9
Stock-based compensation	12.4	12.2
Tax benefits from stock-based compensation payments (See Note 2)	—	(11.4)
Other, net	(.1)	4.9
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(4.0)	(28.5)
Inventories	(13.9)	(36.8)
Other current assets	1.8	(.1)
Accounts payable	22.2	(5.0)
Accrued expenses and other current liabilities	(32.8)	(23.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	111.3	32.1
INVESTING ACTIVITIES
Additions to property, plant and equipment	(27.7)	(21.7)
Purchases of companies, net of cash acquired	(16.4)	(12.2)
Proceeds from sales of assets and businesses	2.3	6.3
Other, net	(5.3)	(4.8)
NET CASH USED FOR INVESTING ACTIVITIES	(47.1)	(32.4)
FINANCING ACTIVITIES
Payments on long-term debt	(.6)	(2.5)
Additions to long-term debt	—	.4
Change in commercial paper and short-term debt	81.4	32.8
Dividends paid	(43.5)	(42.7)
Issuances of common stock	1.2	3.5
Purchases of common stock	(106.6)	(63.9)
Tax benefits from stock-based compensation payments (See Note 2)	—	11.4
Other, net	(1.7)	(1.8)
NET CASH USED FOR FINANCING ACTIVITIES	(69.8)	(62.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.6	(7.5)
DECREASE IN CASH AND CASH EQUIVALENTS	(3.0)	(70.6)
CASH AND CASH EQUIVALENTS—January 1,	253.2	332.8
CASH AND CASH EQUIVALENTS—March 31,	$250.2	$262.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except per share data)
1. INTERIM PRESENTATION
The interim financial statements of Leggett & Platt, Incorporated (“we”, “us” or “our”) included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of our financial position and operating results for the periods presented. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.
The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2015.
Reclassifications
Certain reclassifications have been made to the prior period's information in the Consolidated Condensed Financial Statements and related notes to conform to the first quarter 2016 income statement and March 31, 2016 balance sheet presentation. The first reclassification was a result of changes in our management organizational structure and related internal reporting (See Note 4 - Segment Information). The final was a balance sheet reclassification associated with new accounting guidance for the presentation of debt issuance costs as discussed below.

2. ACCOUNTING STANDARD UPDATES

The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU).   Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements:

•
ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting”:  Simplifies the financial reporting of income tax impacts for share-based compensation.  We adopted this guidance in the first quarter of 2016:

◦
All income tax effects of stock-based compensation are now classified within income tax expense, rather than recognizing some of the effects in additional contributed capital.  To the extent tax deductions from stock-based compensation payments differ from the compensation cost recognized for financial reporting purposes, the tax effects are recorded as discrete items in that quarter.

◦	Prospective application was required, and the impact of adopting this new guidance resulted in an additional tax benefit of $5.8 recorded in the first quarter of 2016.

◦
This ASU impacted the calculation of the dilutive effect of stock-based compensation on earnings per share, which resulted in an increase in our average diluted shares outstanding of approximately .5 shares.

◦	The income tax effects are now classified as cash flow from operations, rather than cash flow from financing activities. We have elected to apply this cash flow classification guidance prospectively.

◦	Consistent with our past practice, when shares are withheld from the issuance of stock to fund the payment of the employee’s taxes, the payment is classified as a financing activity.

◦	We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur.

•
ASU 2016 -02 “ Leases”:  Requires that a lessee recognize assets and liabilities on the balance sheet for lease terms of more than 12 months. This ASU will be effective January 1, 2019, and we are evaluating its impact on our future financial statements.

•
ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”:  Changes the presentation of long-term debt issuance costs in the financial statements to a reduction of the related liability rather than as a separate asset. We adopted this ASU in the first quarter of 2016 and retrospectively reclassified net deferred loan costs associated with each of our long-term debt issuances from assets to long-term debt on the balance sheet.  The adoption of this ASU did not have a material impact on our financial statements.

•
ASU 2014-09 “Revenue from Contracts with Customers”:  Supersedes much of the existing authoritative literature for revenue recognition.  This ASU will be effective January 1, 2018, and we are evaluating its impact on our future financial statements.

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
The following table contains the LIFO benefit included in continuing operations for each of the periods presented.

	Three Months Ended March 31,
	2016	2015
LIFO benefit	$—	$5.0

4. SEGMENT INFORMATION
Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. During the fourth quarter of 2015, our logistics operations, which primarily include intercompany transportation activity, were moved from Residential Furnishings to Industrial Materials. This segment change was retrospectively applied to all prior periods presented.
We have four operating segments that supply a wide range of products:

•	Residential Furnishings—components for bedding and furniture, fabric and carpet cushion

•	Commercial Products—components for office and institutional furnishings, adjustable beds and consumer products

•	Industrial Materials—drawn steel wire, fabricated wire products and steel rod

•	Specialized Products—automotive seating components, tubing and sub-assemblies for the aerospace industry, specialized machinery and equipment, and commercial vehicle interiors
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended March 31, 2016
Residential Furnishings	$481.4	$7.5	$488.9	$47.7
Commercial Products	141.3	20.2	161.5	13.8
Industrial Materials	77.1	80.1	157.2	20.1
Specialized Products	238.6	10.4	249.0	46.3
Intersegment eliminations and other				(.8)
Change in LIFO reserve				—
	$938.4	$118.2	$1,056.6	$127.1
Three Months Ended March 31, 2015
Residential Furnishings	$506.0	$7.6	$513.6	$52.1
Commercial Products	123.5	17.5	141.0	8.0
Industrial Materials	117.7	101.5	219.2	8.0
Specialized Products	219.0	9.5	228.5	39.3
Intersegment eliminations and other				(.7)
Change in LIFO reserve				5.0
	$966.2	$136.1	$1,102.3	$111.7

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2016	December 31, 2015
Residential Furnishings	$597.7	$623.7
Commercial Products	121.4	110.2
Industrial Materials	151.0	186.7
Specialized Products	256.6	256.4
Other (1)	.6	6.3
Average current liabilities included in segment numbers above	481.2	516.6
Unallocated assets (2)	1,374.4	1,387.0
Difference between average assets and period-end balance sheet	41.5	(123.2)
Total assets	$3,024.4	$2,963.7

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

During the fourth quarter of 2015 we completed the divestiture of the Store Fixtures reporting unit, which was previously part of the Commercial Products segment. Total consideration for these businesses was approximately $72 during a two-year time period. No significant gains or losses were realized on the sale of these businesses.

The table below includes activity related to these operations:

	Three Months Ended March 31,
	2016	2015
External sales:
Commercial Products - Store Fixtures	$—	$6.2

Earnings (loss):
Commercial Products - Store Fixtures	.1	.4
Subsequent activity related to previous divestitures	—	(.8)
Earnings (loss) before interest and income taxes	.1	(.4)
Income tax (expense) benefit	—	(.1)
Earnings (loss) from discontinued operations, net of tax	$.1	$(.5)

Assets Held for Sale

Net assets held for sale by segment were as follows:

	March 31, 2016			December 31, 2015
	Assets	Liabilities	Net Assets	Assets	Liabilities	Net Assets
Residential Furnishings	$1.2	$—	$1.2	$1.2	$—	$1.2
Commercial Products	2.9	—	2.9	4.0	—	4.0
Industrial Materials	3.2	—	3.2	3.2	—	3.2
Specialized Products	18.4	2.7	15.7	—	—	—
	$25.7	$2.7	$23.0	$8.4	$—	$8.4

The major classes of assets and liabilities held for sale included in the Consolidated Condensed Balance Sheets were as follows:

	March 31, 2016	December 31, 2015
Current assets held for sale not associated with discontinued operations (included in "Other current assets") (1)	$5.7	$—
Non-current assets held for sale not associated with discontinued operations (included in "Sundry") (1) (2)	20.0	8.4
Total assets held for sale	25.7	8.4

Current liabilities held for sale not associated with discontinued operations (included in "Other current liabilities") (1)	2.7	—
Total liabilities held for sale	2.7	—

Net assets held for sale	$23.0	$8.4

(1) One Commercial Vehicle Products (CVP) operation within the Specialized Products segment reached held-for-sale status in the first quarter of 2016, but did not qualify for discontinued operations treatment.
(2) This table includes $7.3 and $8.4 of property, plant and equipment held for sale at March 31, 2016, and December 31, 2015, respectively, primarily associated with the closings of various operations and prior year restructurings.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following businesses were classified as held for sale during 2016 or divested during 2015, but did not meet the discontinued operations criteria.

•	CVP businesses related to our Specialized Products segment:

◦
External sales for the CVP operation that reached held for sale status in the first quarter of 2016 were $7.5 and $7.0, and EBIT was $1.5 and $1.0, for the quarters ended March 31, 2016 and 2015, respectively.

◦	During the fourth quarter of 2015, we divested another small operation within our CVP business unit. External sales for this business were $2.8 and EBIT was $(.3) for the quarter ended March 31, 2015.

•
Our Steel Tubing business, which was sold in the fourth quarter of 2015, reached held for sale status in the first quarter of 2015. External sales for this business were $24.8 and EBIT was $.8 for the quarter ended March 31, 2015. The Steel Tubing business was part of the Industrial Materials segment.

6. IMPAIRMENT CHARGES

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net." Charges associated with discontinued operations are reported in "Earnings (loss) from discontinued operations, net of tax."

	Three Months Ended March 31,
	2016			2015
	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Assets Impairments	Total Impairments
Continuing operations:
Residential Furnishings	$—	$—	$—	$—	$.2	$.2
Industrial Materials - Steel Tubing	—	—	—	4.1	1.4	5.5
Total continuing operations	—	—	—	4.1	1.6	5.7
Discontinued operations:
Subsequent activity related to previous divestitures	—	—	—	—	.2	.2
Total discontinued operations	—	—	—	—	.2	.2
Total impairment charges	$—	$—	$—	$4.1	$1.8	$5.9

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair values of reporting units in relation to their respective carrying values and significant assumptions used in the second quarter 2015 review are presented in the table below.

Excess of Fair Value over Carrying Value as a Percentage of Fair Value	March 31, 2016 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
< 25%	$—	—%	—%	—%
25% - 49%	—	—%	—%	—%
50% - 74%	595.4	.6% - 7.0%	3.0%	8.0% - 12.5%
75%+	221.6	3.1% - 10.9%	3.0%	8.0% - 9.0%
	$817.0	.6% - 10.9%	3.0%	8.0% - 12.5%

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2016	2015
Earnings:
Earnings from continuing operations	$91.0	$73.3
(Earnings) attributable to noncontrolling interest, net of tax	(1.6)	(1.1)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	89.4	72.2
Earnings (loss) from discontinued operations, net of tax	.1	(.5)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$89.5	$71.7

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	139.1	141.9
Dilutive effect of stock-based compensation	2.1	1.9
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	141.2	143.8

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.64	$.51
Discontinued operations	—	—
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.64	$.51
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.63	$.50
Discontinued operations	—	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.63	$.50

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2016		December 31, 2015
	Current	Long-term	Current	Long-term
Trade accounts receivable	$484.8	$—	$457.5	$—
Trade notes receivable	1.3	.6	.5	.6
Total trade receivables	486.1	.6	458.0	.6
Other notes receivable:
Other	—	.4	—	.4
Income tax receivables	11.6	—	32.6	—
Other receivables	43.9	—	38.9	—
Subtotal other receivables	55.5	.4	71.5	.4
Total trade and other receivables	541.6	1.0	529.5	1.0
Allowance for doubtful accounts:
Trade accounts receivable	(10.2)	—	(9.2)	—
Trade notes receivable	(.1)	(.2)	(.1)	(.2)
Total trade receivables	(10.3)	(.2)	(9.3)	(.2)
Other notes receivable	—	(.4)	—	(.4)
Total allowance for doubtful accounts	(10.3)	(.6)	(9.3)	(.6)
Total net receivables	$531.3	$.4	$520.2	$.4
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2015	2016 Charges	2016 Charge- offs, Net of Recoveries	Balance at March 31, 2016
Trade accounts receivable	$9.2	$1.2	$.2	$10.2
Trade notes receivable	.3	—	—	.3
Total trade receivables	9.5	1.2	.2	10.5
Other notes receivable	.4	—	—	.4
Total allowance for doubtful accounts	$9.9	$1.2	$.2	$10.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$.9	$—	$.1	$—
Cash payments in lieu of options	—	1.1	—	1.0
Stock-based retirement plans contributions	1.8	.4	2.2	.4
Discounts on various stock awards:
Deferred Stock Compensation Program	.6	—	.6	—
Stock-based retirement plans	.4	—	.4	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit awards (1)	1.2	2.2	1.6	2.9
Restricted Stock Unit awards	.8	—	.9	—
Profitable Growth Incentive awards (2)	1.6	1.2	1.9	1.7
Other, primarily non-employee directors restricted stock	.3	—	.4	—
Total stock-related compensation expense	7.9	$4.9	8.4	$6.0
Employee contributions for above stock plans	4.5		3.8
Total stock-based compensation	$12.4		$12.2
Tax benefits on stock-based compensation expense	$2.9		$3.2
Tax benefits on stock-based compensation payments (See Note 2)	5.8		—
Total tax benefits associated with stock-based compensation	$8.7		$3.2

Included below is the activity in our most significant stock-based plans:

(1) Performance Stock Unit Awards
We grant Performance Stock Unit (PSU) awards in the first quarter of each year to selected officers and other key managers. Expense is recognized using the straight-line method over the three-year vesting period. These awards contain the following conditions:

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

Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented.

	Three Months Ended March 31,
	2016	2015
Total shares base award	.1	.2
Grant date per share fair value	$40.16	$42.22
Risk-free interest rate	1.3%	1.1%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	19.2%	19.8%
Expected dividend yield (over expected life)	3.1%	2.9%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2012	December 31, 2014	30th percentile	157.0%	.4 million	$9.9	January 2015
2013	December 31, 2015	27th percentile	165.4%	.4 million	8.5	January 2016

For outstanding awards, we intend to pay 65% in shares of our common stock, although we reserve the right to pay up to 100% in cash. The additional amount that represents 35% of the award will be settled in cash, and is recorded as a liability and adjusted to fair value at each reporting period.

(2) Profitable Growth Incentive Awards

Certain key management employees participate in a Profitable Growth Incentive (PGI) program. The PGI awards are issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2016 and 2015 base target PGI awards were less than .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2013	December 31, 2014	127.0%	.1 million	$3.5	February 2015
2014	December 31, 2015	224.7%	.2 million	$6.7	February 2016

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

	Three Months Ended March 31,
	2016	2015
Accounts receivable	$1.3	$3.7
Inventory	4.4	4.9
Property, plant and equipment	2.2	1.9
Goodwill (1)	3.4	8.4
Other intangible assets	7.4	14.8
Current liabilities	(1.9)	(11.1)
Long-term liabilities	(.4)	(10.4)
Net cash consideration	$16.4	$12.2

(1) All of the goodwill associated with the 2016 and 2015 acquisitions is expected to provide an income tax benefit.

The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2016	1	Specialized Products	Fabricated tubing and pipe assemblies
March 31, 2015	1	Commercial Products	Upholstered office furniture
In February 2016, we expanded our Aerospace Products business unit with an acquisition of a U.S. fabricated tubing business for a purchase price of $16.4. Factors contributing to the recognition of $3.4 in goodwill from the acquisition included: additional production of fabricated tubing and pipe assemblies and benefits from our vertical integration in precision machining and gearing.
In March 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings for a purchase price of $22.7. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% in 2018 and 2020, per the terms of the agreement, and have recorded a long-term liability of approximately $11 for the future payments. Future payments are based upon a calculation that incorporates future EBITDA. The recorded liability is based upon estimates and may fluctuate significantly until the payment dates. Fluctuations in this liability will be reflected in interest income or expense on the Consolidated Condensed Statement of Operations.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2016 and 2015 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At March 31, 2016, there was no substantial remaining consideration payable other than the liability discussed above.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. We are reviewing the funding strategy for selected pension plans, and 2016 employer contributions could be moderately higher than the $1.8 previously reported at December 31, 2015.

	Three Months Ended March 31,
	2016	2015
Components of net pension expense
Service cost	$1.2	$1.0
Interest cost	2.9	3.3
Expected return on plan assets	(3.3)	(4.2)
Recognized net actuarial loss	1.2	1.5
Net pension expense	$2.0	$1.6

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2016
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$1,097.7	$2,209.2	$531.5	$(1,564.0)	$12.1	$(91.1)
Net earnings	91.1	91.1	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.6)	—	—	1.6	—
Dividends declared	(43.0)	(44.3)	1.3	—	—	—
Dividends paid to noncontrolling interest	(1.6)	—	—	—	(1.6)	—
Treasury stock purchased	(107.2)	—	—	(107.2)	—	—
Treasury stock issued	12.7	—	(14.6)	27.3	—	—
Foreign currency translation adjustments	22.4	—	—	—	—	22.4
Cash flow hedges, net of tax	6.5	—	—	—	—	6.5
Defined benefit pension plans, net of tax	.7	—	—	—	—	.7
Stock options and benefit plan transactions, net of tax	11.9	—	11.9	—	—	—
Ending balance, March 31, 2016	$1,091.2	$2,254.4	$530.1	$(1,643.9)	$12.1	$(61.5)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31, 2015
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2015	$1,154.9	$2,061.3	$504.4	$(1,416.6)	$8.4	$(2.6)
Net earnings	72.8	72.8	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(1.1)	—	—	1.1	—
Dividends declared	(42.7)	(44.0)	1.3	—	—	—
Treasury stock purchased	(68.9)	—	—	(68.9)	—	—
Treasury stock issued	15.9	—	(19.5)	35.4	—	—
Foreign currency translation adjustments	(37.8)	—	—	—	—	(37.8)
Cash flow hedges, net of tax	(1.7)	—	—	—	—	(1.7)
Defined benefit pension plans, net of tax	1.3	—	—	—	—	1.3
Stock options and benefit plan transactions, net of tax	22.6	—	22.6	—	—	—
Ending balance, March 31, 2015	$1,116.4	$2,089.0	$508.8	$(1,450.1)	$9.5	$(40.8)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$(4.8)	$(28.2)	$(58.1)	$(91.1)
Other comprehensive income (loss) before reclassifications, pretax	22.4	4.9	(.1)	27.2
Amounts reclassified from accumulated other comprehensive income, pretax:
Net sales	—	2.7	—	2.7
Cost of goods sold; selling and administrative expenses	—	.1	1.2	1.3
Interest expense	—	1.0	—	1.0
Subtotal of reclassifications, pretax	—	3.8	1.2	5.0
Other comprehensive income (loss), pretax	22.4	8.7	1.1	32.2
Income tax effect	—	(2.2)	(.4)	(2.6)
Attributable to noncontrolling interest	—	—	—	—
Ending balance, March 31, 2016	$17.6	$(21.7)	$(57.4)	$(61.5)

Beginning balance, January 1, 2015	$86.8	$(20.1)	$(69.3)	$(2.6)
Other comprehensive income (loss) before reclassifications, pretax	(37.8)	(2.8)	.4	(40.2)
Amounts reclassified from accumulated other comprehensive income, pretax:
Net sales	—	(.2)	—	(.2)
Cost of goods sold; selling and administrative expenses	—	—	1.5	1.5
Interest expense	—	1.0	—	1.0
Subtotal of reclassifications, pretax	—	.8	1.5	2.3
Other comprehensive income (loss), pretax	(37.8)	(2.0)	1.9	(37.9)
Income tax effect	—	.3	(.6)	(.3)
Attributable to noncontrolling interest	—	—	—	—
Ending balance, March 31, 2015	$49.0	$(21.8)	$(68.0)	$(40.8)
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$105.1	$—	$105.1
Derivative assets (Note 14)	—	.8	—	.8
Diversified investments associated with the Executive Stock Unit Program (ESUP)* (Note 9)	24.2	—	—	24.2
Total assets	$24.2	$105.9	$—	$130.1
Liabilities:
Derivative liabilities* (Note 14)	$—	$6.6	$—	$6.6
Liabilities associated with the ESUP* (Note 9)	24.1	—	—	24.1
Total liabilities	$24.1	$6.6	$—	$30.7

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$176.0	$—	$176.0
Derivative assets (Note 14)	—	.6	—	.6
Diversified investments associated with the ESUP* (Note 9)	22.0	—	—	22.0
Total assets	$22.0	$176.6	$—	$198.6
Liabilities:
Derivative liabilities* (Note 14)	$—	$14.8	$—	$14.8
Liabilities associated with the ESUP* (Note 9)	22.2	—	—	22.2
Total liabilities	$22.2	$14.8	$—	$37.0
* - Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $750 carrying value by $24 and $13 at March 31, 2016, and December 31, 2015, respectively. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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
Long lived assets, acquisitions and the second step of a goodwill impairment test utilize the following methodologies in determining fair value: (i) Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets is used to estimate replacement cost where available. (ii) The most common identified intangible assets are customer relationships and tradenames. Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast, the amount of contributory asset charges, and a discount rate. Tradenames are valued using a relief from royalty method, which is based upon comparable market royalty rates for tradenames of similar value. (iii) Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflect the amount of ultimate profit earned as of the valuation date. (iv) Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2016
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$175.7	$—	$3.8	$.4
Future DKK sales of Polish subsidiary	Dec 2016	17.7	—	.1	—
Future USD purchases of Canadian, European, and South Korean subsidiaries	Dec 2017	15.6	—	.4	.1
Future EUR sales of Chinese, UK and Swiss subsidiaries	Dec 2017	13.7	.2	.4	.1
Future MXN purchases of a USD subsidiary	Dec 2017	6.1	—	.6	.2
Future GBP sales of a Swiss subsidiary	May 2016	4.8	.1	—	—
Total cash flow hedges			.3	5.3	.8
Fair value hedges:
DKK inter-company note receivable on a USD subsidiary	Apr 2016	3.0	.1	—	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2016	8.0	—	.2	—
Total fair value hedges			.1	.2	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Feb 2017	14.0	—	.2	—
Non-deliverable hedge on EUR exposure to CNY	Dec 2016	2.3	.1	.1	—
Hedge of EUR Cash on USD and UK subsidiaries	May 2017	11.3	.2	—	—
Hedge of GBP Cash on USD subsidiary	Apr 2016	10.6	.1	—	—
Total derivatives not designated as hedging instruments			.4	.3	—
			$.8	$5.8	$.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2015
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$219.8	$—	$10.1	$2.3
Future USD purchases of Canadian, European and South Korean subsidiaries	Dec 2017	16.8	.3	—	—
Future MXN purchases of a USD subsidiary	Dec 2017	7.3	—	.7	.3
Future JPY sales of a Chinese subsidiary	Dec 2016	3.8	—	.1	—
Future DKK sales of a Polish subsidiary	Dec 2016	15.6	—	.1	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	May 2017	13.6	—	.1	—
Total cash flow hedges			.3	11.1	2.6
Fair value hedges:
DKK inter-company note receivable on USD subsidiary	May 2016	1.7	.1	—	—
USD inter-company note receivable on a CAD subsidiary	Jan 2016	9.0	—	.5	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2016	8.0	—	.1	—
Total fair value hedges			.1	.6	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2016	11.0	—	.3	—
Non-deliverable hedge on EUR exposure to CNY	Dec 2016	2.2	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Dec 2016	2.5	—	.1	—
Hedge of DKK cash on USD Subsidiary	Apr 2016	3.0	.1	—	—
Hedge of EUR Cash on UK Subsidiaries	Jan 2016	8.3	.1	—	—
Total derivatives not designated as hedging instruments			.2	.5	—
			$.6	$12.2	$2.6

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

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income March 31,
		2016	2015
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.0	$1.0
Foreign currency cash flow hedges	Net sales	3.1
Foreign currency cash flow hedges	Cost of goods sold	.1	(.4)
Total cash flow hedges		4.2	.6
Fair value hedges	Other (income) expense, net	(1.3)	.7
Derivatives not designated as hedging instruments
Hedge of USD cash-UK and Swiss subsidiaries	Other (income) expense, net	—	(.1)
Hedge of EUR cash-USD, UK and Swiss subsidiaries	Other (income) expense, net	(.2)	.7
Hedge of DKK cash-USD subsidiary	Other (income) expense, net	.1	—
Non-deliverable hedge on USD exposure to CNY	Other (income) expense, net	(.1)	—
Non-deliverable hedge on EUR exposure to CNY	Other (income) expense, net	(.1)	—
Non-deliverable hedge on JPY exposure to CNY	Other (income) expense, net	(.1)	—
Total derivative instruments		$2.5	$1.9

15. CONTINGENCIES
We are a party to various proceedings and matters involving employment, antitrust, intellectual property, environmental, taxation and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings other than as indicated below. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes. A contingency that may result in a gain is not reflected in the financial statements before realization.
Foam Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against several defendants alleging that Leggett and Platt and certain other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws. We were party to several antitrust proceedings regarding polyurethane foam products. Most of these proceedings were resolved in 2015. For disclosure of these resolved proceedings, see Footnote T - Contingencies in our Form 10-K filed February 25, 2016. The remaining pending antitrust proceedings are disclosed below.
We deny all allegations in all pending antitrust proceedings. We will vigorously defend ourselves in these proceedings and believe that we have valid bases to contest all claims. However, we have established an accrual for the estimated amount that we believe is necessary to resolve all pending antitrust matters. We also believe, based on current facts and circumstances, it is reasonably possible that we may incur losses in excess of recorded accruals associated with the pending antitrust proceedings.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For specific information regarding accruals, and reasonably possible losses in excess of accruals please see “Accruals and Reasonably Possible Losses in Excess of Accruals” below.
U.S. Indirect Purchaser Class Action Cases. We were named as a defendant in an indirect purchaser class consolidated amended complaint filed on March 21, 2011 and were subsequently sued in an indirect purchaser class action case filed on May 23, 2011, in the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs, on behalf of themselves and/or a class of indirect purchasers, bring damages claims under various states’ antitrust and consumer protection statutes, and are seeking three times an amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also seeks attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. We filed motions to dismiss the indirect purchaser class action for failure to state a legally valid claim. The Ohio Court denied the motions to dismiss. A motion for class certification was filed on behalf of the indirect purchasers. A hearing on the motion was held and the Court certified the indirect purchaser class. We filed a Petition for Permission to Appeal from Class Certification Order to the United States Court of Appeals for the Sixth Circuit, which was denied. On November 18, 2014, we filed a Petition for a Writ of Certiorari in the U.S. Supreme Court, which was denied on March 2, 2015. The Ohio Court ordered all parties to attend non-binding mediation with a mediator of their choosing.

Settlement of U.S. Indirect Purchaser Class Action Cases. We reached a tentative settlement in the U.S. Indirect Class Action cases on May 18, 2015, by agreeing to pay an amount not materially different from the amount previously accrued for this claim. We continue to deny all allegations in the cases, but settled the indirect purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The Court preliminarily approved the class settlement on July 31, 2015. The full settlement amount was paid into escrow in the third quarter of 2015. The final settlement approval hearing was held on December 15, 2015 and the Court granted final approval of the settlement. Several objectors filed notices of appeal of the order of approving the class settlement to the Sixth Circuit Court of Appeals. On April 14, 2016, the Court ordered the objectors to post an appeal bond by May 13, 2016. Certain of the objectors have filed a motion to reconsider or stay the bond order. We are awaiting the Court's ruling.
Kansas Restraint of Trade Act Cases. We have been named as a defendant in two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 in the United States District Court of Kansas under the name LaCrosse Furniture Company v. Future Foam, Inc., et al., Case No. 12-cv-2748 KHV/JPO and the other on April 11, 2013 in the District Court of Kansas under the name Cap Carpet, Inc. v. Future Foam, Inc., Case No. 13-cv-1140-JAR-KGG. These two cases were previously transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims and allegations of these plaintiffs are generally the same as the class plaintiffs, with the exception that the Kansas plaintiffs seek full consideration damages (their total purchase amounts for the allegedly price-fixed polyurethane foam products). On May 15, 2015, the U.S. Judicial Panel on Multidistrict Litigation remanded the cases back to the U.S District Court for the District of Kansas. Trial is currently scheduled to begin on November 14, 2016, in Wichita, Kansas, in the Cap Carpet case. Trial has been scheduled in the LaCrosse Furniture case to begin on August 7, 2017. In the Cap Carpet case, we filed a motion for partial summary judgment on March 15, 2016, on several of the key issues of the case, including arguments that Cap Carpet is not entitled to full consideration damages and that full consideration damages are not trebled. On March 15, 2016, Cap Carpet filed a motion for judgment on the pleadings as to the availability of full consideration damages. We are awaiting the court's ruling on both these motions.
Brazilian Value-Added Tax Matters
All dollar amounts (in millions) presented in this section have been updated since our last filing to reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).
We deny all of the allegations in all of the below Brazilian actions. We believe that we have valid bases upon which to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to many uncertainties, and based on current facts and circumstances, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $19 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian VAT matters. For specific information regarding accruals, and reasonably possible losses in excess of accruals please see "Accruals and Reasonably Possible Losses in Excess of Accruals" below.
We have $11.4 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Brazilian Federal Cases. On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $2.1, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil denied the violation. The Federal Revenue Office denied L&P Brazil’s defenses and upheld the assessment at the first administrative level. L&P Brazil has filed an appeal.
On December 29, 2011, L&P Brazil received another assessment in the amount of $.1, under case No. 10855.724509/2011-13 on the same subject matter in connection to certain import transactions carried out between 2007 and 2011. L&P Brazil has filed its defense.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $3.6, under MPF Case No. 10855.725260/2012-36 covering the period from January 2008 through December 2010 on the same subject matter. L&P Brazil denied the violation. The Brazilian Revenue Office denied L&P Brazil's defenses and upheld the assessment at the first administrative level. L&P Brazil has appealed this decision, but the appeal was denied by the second administrative level on January 27, 2015. L&P Brazil filed a motion for clarification on March 27, 2015. On November 16, 2015, the motion was denied, and the case was closed at the administrative level. On December 4, 2015, we filed an Annulment Action, Case No. 009658-07.2015.4.03.6110, at the judicial level seeking to obtain an injunction to allow the transfer of the cash deposit in the amount of $4.3 for the administrative case to a judicial escrow account to cover the updated liability amount of $4.6. The preliminary injunction was granted on December 10, 2015, and we are awaiting the federal attorney's response.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Federal Revenue Office where the Revenue Office challenged L&P Brazil’s use of certain tax credits in years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 4, 2014, the tax authorities issued five additional assessments regarding this same issue (use of credits), covering certain periods of 2011 and 2012. L&P Brazil has filed its defense denying these assessments. Combined with the prior assessments, L&P Brazil has received assessments totaling $2.4 on the same or similar denial of tax credit matters.
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
On June 26, 2014, the Brazilian Revenue Office issued a notice of violation against L&P Brazil in the amount of $.7, under Case No. 10660.721523/2014-87, covering the period from 2011 through 2012 on the same subject matter. L&P Brazil has filed its defense denying the assessments.
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
On December 15, 2015, the Brazilian Federal Revenue issued an assessment against L&P Brazil in the amount of $.1, No. 10600.720142/2015-76 for the period of August 2010 through May 11, 2011, as a penalty for L&P Brazil's requests to offset certain tax credits. We filed our defense denying the assessment on January 8, 2016.
State of São Paulo, Brazil Cases. L&P Brazil is party to a proceeding involving the State of São Paulo, Brazil where the State of São Paulo, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil originally seeking $1.6 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. The Court of Tax and Fees of the State of São Paulo ruled in favor of L&P Brazil nullifying the tax assessment. The State filed a special appeal and the Special Appeals Court remanded the case back to the Court

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of Tax and Fees for further findings. The Court of Tax and Fees again ruled in favor of L&P Brazil and nullified the tax assessment. The State filed another special appeal. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.6. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.3 (which included interest from the original assessment date). We are awaiting the Court's ruling.
On October 4, 2012, the State of São Paulo issued a Tax Assessment under Procedure Number 4.003.484 against L&P Brazil in the amount of $1.3 for the tax years 2009 through 2011. Similar to the 2009 assessment, the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.7, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $.8 for the tax years January 2011 through August 2012 regarding the same subject matter. L&P filed its response denying the allegations. The first administrative level denied L&P Brazil’s defense and upheld the assessment. L&P Brazil filed its appeal of this decision but the appeal was denied by the second administrative level on July 15, 2015. L&P Brazil filed an appeal to the third administrative level on August 6, 2015. We are awaiting the Court's ruling.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 1, 2008 through August 31, 2012 in the amount of $.4, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation. The first administrative level ruled against us. We appealed to the second administrative level, which affirmed the first administrative level ruling. The case is now proceeding judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court. L&P Brazil filed its response denying the assessments on June 5, 2014.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although the Company denies liability in all threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Three Months Ended March 31,
	2016	2015
Litigation contingency accrual - Beginning of period	$8.1	$83.9
Adjustment to accruals - expense (income) - Continuing operations	—	(.1)
Cash payments	(4.0)	(1.7)
Litigation contingency accrual - End of period	$4.1	$82.1
A large percentage of the $82.1 litigation contingency accrual at March 31, 2015 related to antitrust proceedings. The accrual decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements of $84. The above litigation contingency accrual does not include accrued expenses related to worker's compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operation or cash flows. For more information regarding accrued expenses, see Footnote I - Supplemental Balance Sheet Information under "Accrued expenses" on page 90 of the Company's Form 10-K filed February 25, 2016.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

certain quantitative metrics used to value probable loss contingencies; and our willingness to settle certain proceedings to forgo the cost and risk of litigation and distraction to our senior executives.
Reasonably Possible Losses in Excess of Accruals
Based upon current facts and circumstances, as of March 31, 2016, aggregate reasonably possible (but not probable) losses in excess of the accruals noted above are estimated to be approximately $29. Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current facts and circumstances, that additional losses, if any (other than approximately $19, including interest and attorney fees, of reasonably possible losses associated with those Brazilian VAT matters disclosed above and approximately $10 of reasonably possible losses related to antitrust, patent infringement, and other matters), are not expected to materially affect our consolidated financial position, results of operations or cash flows.
Leggett Settles Claims for Alleged Antitrust Violations

On October 17, 2008, the Company, along with Carpenter Co., Flexible Foam Products, Inc., Foam Supplies, Inc., Hickory Springs Manufacturing Company, J.M. Huber Corporation, Lubrizol Advanced Materials, Inc., The Sherwin-Williams Company, Skypark Manufacturing, LLC, Vitafoam Incorporated; and their respective affiliates, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey under the caption Carpenter Co., et al. v. BASF SE, et al., Case No. 2:08-cv-05169 against BASF Corporation, The Dow Chemical Company, Huntsman International LLC, Lyondell Chemical Company; and their affiliates, alleging that defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. We, along with co-plaintiffs, sought to recover three times the amount of damages suffered as a result of the alleged overcharges in the price of the urethane chemical products purchased from the defendants. The plaintiffs also sought attorney fees, pre-judgment interest and injunctive relief. The defendants denied the claims. The Company previously settled its claims against all defendants except The Dow Chemical Company for immaterial amounts.

On April 5, 2016, we reached a settlement of our antitrust claims against The Dow Chemical Company, by agreeing to release our claims regarding this matter for a net cash payment to the Company of approximately $38 (pre-tax, after deducting expenses).  In the second quarter of 2016, we expect to receive payment and record after-tax income of approximately $25 related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $21 of this after-tax amount is expected to be reflected in discontinued operations.

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
We are the leading U.S. manufacturer of: components for residential furniture and bedding, adjustable bed bases, carpet cushion, components for office furniture, high-carbon drawn steel wire, thin-walled titanium and nickel tubing for the aerospace industry, automotive lumbar support and seat suspension systems, and bedding industry machinery.
Our Segments
Our continuing operations are comprised of 17 business units in four segments, with approximately 20,000 employees, and 130 production facilities located in 19 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also produce or distribute carpet cushion and geo components. This segment generated 46% of our total sales during the first three months of 2016.
Commercial Products: Operations in this segment supply chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 15% of our total sales in the first three months of 2016.

Industrial Materials: These operations primarily supply drawn steel wire and steel rod to our other operations and to external customers. Our customers use this wire to make bedding, furniture, automotive seats, mechanical springs, and many other end products. This segment generated 15% of our total sales during the first three months of 2016.
Specialized Products: From this segment we supply lumbar support and seat suspension systems used by automotive seating manufacturers. We also produce and distribute titanium and nickel tubing for the aerospace industry, quilting and sewing equipment for bedding manufacturers, and racks, shelving and cabinets used to outfit commercial vehicles. This segment contributed 24% of our total sales in the first three months of 2016.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At March 31, for the three-year measurement period that will end on December 31, 2016, we have so far generated TSR of 26% per year on average. That performance placed us in the top 10% of the S&P 500, exceeding our top-third goal.
Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 8% of our sales in 2015. Many are companies whose names are widely recognized. They include most producers of residential furniture and bedding, automotive and office seating manufacturers, and a variety of other companies.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Throughout 2015, market prices for steel scrap, rod, and flat-rolled products decreased, leading to downward pressure on selling prices. We realized a beneficial pricing lag in 2015 as costs decreased at a faster rate than selling prices. In early 2016, steel scrap cost began to increase again, and as a result, we are implementing price increases in some of our businesses.

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

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

Although we deny liability in all threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us, we have recorded an aggregate litigation contingency accrual of $4 million. The accrual amount decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements of $84 million. Based upon current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of recorded accruals for litigation contingencies (which include Brazilian VAT, antitrust, patent and other matters) are estimated to be $29 million. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, please refer to Note 15 beginning on page 23 of our Notes to Consolidated Condensed Financial Statements.

Acquisitions and Divestitures
In February 2016, we acquired a small U.S. manufacturer of aerospace tube assemblies for a purchase price of $16 million. This business further expands our tube forming and fabrication capabilities, and also adds precision machining to our aerospace platform.
In March 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings for a purchase price of $23 million. This business, which is included in the Work Furniture Group of our Commercial Products segment, is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% in 2018 and 2020 under the terms of our agreement, and have recorded a long-term liability of $11 million for the future payments.
There were no divestitures during the first quarter of 2016. However, in February 2016, one Commercial Vehicle Products operations reached held for sale status.
See Notes 5 and 10 to the Consolidated Condensed Financial Statements on pages 9 and 15 for additional information regarding divestitures and acquisitions, respectively.
Restructuring
There were no significant restructuring-related costs for the three months ended March 31, 2016 or 2015.
Leggett Settles Claims for Alleged Antitrust Violations
We previously disclosed that we were a plaintiff in an antitrust case against The Dow Chemical Company. We, along with other plaintiffs, alleged that several defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. We reached a settlement of our antitrust claims against The Dow Chemical Company on April 5, 2016, by agreeing to release our claims regarding this matter for a net cash payment to the Company of approximately $38 million (pre-tax, after deducting expenses). In the second quarter of 2016, we expect to receive payment and record after-tax income of approximately $25 million related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $21 million of this after-tax amount is expected to be reflected in discontinued operations.
Discontinued Operations
For information on discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
First Quarter:
Earnings per share (EPS) from continuing operations were $.63, up 26% versus the $.50 per share we earned in first quarter of 2015. Current quarter earnings benefited from higher unit volume, a tax-related benefit ($.04) from the adoption of a new accounting standard regarding stock-based compensation, and the non-recurrence of last year's impairment charge ($.02) in the now-divested Steel Tubing business unit.
Sales declined to $938 million, a 3% decrease versus the same quarter last year, as a result of late 2015 divestitures. Unit volume grew 4% and acquisitions added 1% to sales, however, these gains were more than offset by raw-material related price deflation and currency impact.
Earnings Before Interest and Taxes (EBIT) increased 14%, to $127 million, and EBIT margin improved to 13.5%, primarily from higher unit volume, efficiency improvements, and the benefit from continuing portfolio management.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2016, we estimate no LIFO benefit or expense in continuing operations. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.

The following table contains the LIFO benefit (expense) included in continuing operations for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
LIFO benefit (expense)	$—	$5.0
Interest Expense and Income Taxes
First quarter 2016 interest expense was essentially flat with first quarter of 2015.
The first quarter effective tax rate on continuing operations was 23%, compared to 28% for the same quarter last year.  The 2016 rate benefited from $7 million of discrete tax items, primarily $5 million of net stock compensation benefits ($6 million tax benefit from the adoption of ASU 2016-09, offset by $1 million of other stock compensation costs), and $2 million of restructuring benefits associated with our operations in Poland.  The 2015 rate reflected a net $2 million benefit from several smaller discrete items.
For the full year, we estimate an effective tax rate on continuing operations of about 27%.  This tax rate excludes any potential tax effect from future stock compensation payments, which will be recorded as discrete items in the quarter they occur. Although the tax impact of stock compensation will fluctuate based on the stock price and other factors, it is expected to have a much smaller impact on each of 2016's remaining quarters as compared to the first quarter. Our tax rate is also contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.
Discussion of Segment Results
First Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 7. A summary of segment results are shown in the following tables. During the fourth quarter of 2015, our logistics operations, which primarily include intercompany transportation activity, were moved from Residential Furnishings to Industrial Materials. This segment change was retrospectively applied to all prior periods presented.

Net Sales (Dollar amounts in millions)	Three Months ended March, 2016	Three Months ended March, 2015	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$488.9	$513.6	$(24.7)	(4.8)%	(4.8)%
Commercial Products	161.5	141.0	20.5	14.5	7.2
Industrial Materials	157.2	219.2	(62.0)	(28.3)	(19.1)
Specialized Products	249.0	228.5	20.5	9.0	10.0
Total	1,056.6	1,102.3	(45.7)	(4.1)
Intersegment sales	(118.2)	(136.1)	17.9
External sales	$938.4	$966.2	$(27.8)	(2.9)%	(1.3)%

	Three Months ended March, 31 2016	Three Months ended March, 31 2015	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Residential Furnishings	$47.7	$52.1	$(4.4)	(8.4)%	9.8%	10.1%
Commercial Products	13.8	8.0	5.8	72.5	8.5	5.7
Industrial Materials	20.1	8.0	12.1	151.3	12.8	3.6
Specialized Products	46.3	39.3	7.0	17.8	18.6	17.2
Intersegment eliminations & other	(.8)	(.7)	(.1)
Change in LIFO reserve	—	5.0	(5.0)
Total	$127.1	$111.7	$15.4	13.8%	13.5%	11.6%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings
Same location sales decreased 5%; unit volume increased 2%, but was more than offset by raw material-related price decreases and currency impacts.
EBIT (earnings before interest and taxes) decreased $4 million, with the benefit from overall higher unit volume more than offset by a FIFO inventory impact and lower unit volume in stronger-margin businesses.
Commercial Products
In the Commercial Products segment, first quarter same location sales increased 7%, primarily from growth in Adjustable Bed, and continued strength in our Fashion Bed business. The Work Furniture acquisition completed in early 2015 also contributed to the segment’s sales growth in the quarter.

Segment EBIT grew and EBIT margin improved 280 basis points to 8.5%, primarily from higher sales, operational improvements, and a $2 million gain from the sale of a building.
Industrial Materials
In the Industrial Materials segment, first quarter same location sales were down 19% from steel-related price decreases and lower unit volume in Drawn Wire. Total sales also decreased versus first quarter last year from the divestiture of the Steel Tubing business in late 2015.
The segment’s EBIT and EBIT margin increased significantly during the quarter from the non-recurrence of last year’s $6 million Steel Tubing impairment charge, along with cost and efficiency improvements, partially offset by lower unit volume.
Specialized Products
Total sales increased $21 million or 9%. Same location sales increased 10%, with volume gains across the segment partially offset by currency impact (-2%).
The segment’s EBIT increased and EBIT margin improved 140 basis points, primarily from higher volume.
Discontinued Operations
There was no material Discontinued Operations activity in the first quarters of 2016 or 2015. For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For 2016, we expect cash from operations to approximate $500 million.
Cash from operations for the first quarter of 2016 was $111 million, versus $32 million for the first quarter of 2015. The improvement is primarily due to higher earnings and a smaller increase in working capital.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 11.1% of annualized sales. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our performance related to operating efficiency and believe this provides a more useful measurement.

(Amounts in millions)	March 31, 2016	December 31, 2015
Current assets	$1,342	$1,311
Current liabilities	(680)	(701)
Working capital	662	610
Cash and cash equivalents	(250)	(253)
Current debt maturities	4	3
Adjusted working capital	$416	$360
Annualized sales (1)	$3,752	$3,780
Adjusted working capital as a percent of annualized sales	11.1%	9.5%
Working capital as a percent of annualized sales	17.6%	16.1%

(1) Annualized sales equal 1st quarter 2016 sales of $938 million and 4th quarter 2015 sales of $945 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three primary components of our working capital are discussed below.

Trade Receivables - The payment trends by our major customers remained stable and bad debt expense and charge off activity was insignificant during the quarter ended March 31, 2016. We continue to look for ways to improve payment patterns of customers and maintain programs with incentives for early payment offered in conjunction with third parties where appropriate.

Total Inventories - The physical flow of materials through our production facilities is generally the same as in prior periods, and our expense associated with slow moving and obsolete inventories during the quarter ended March 31, 2016 was in line with those of recent quarters. We continue to review usage and inventory quantities to determine if current inventory amounts are recoverable by future demand, and establish reserves for slow moving and obsolete inventory when necessary.

FIFO Inventory increased at March 31, 2016 primarily due to anticipated demand requirements in the second quarter. We have also made opportunistic purchases to take advantage of attractive raw material prices when available.

Our first quarter 2016 Days Inventory Outstanding (DIO) trended slightly upward from the fourth quarter of 2015 and remains higher than the DIO reported at the end of each quarter in 2015. This is directly related to the effects of the LIFO method of accounting for inventories and the significant deflation in steel prices during 2015. Under LIFO accounting, the most recent raw material purchases are assumed to be the first consumed in production. Significant steel price deflation resulted in a significant decrease in our LIFO reserves, particularly in the fourth quarter of 2015, making comparability of DIO difficult among quarters.

Accounts Payable - Our payment terms are materially consistent with our past practices. We strive to optimize payment terms with our vendors and third parties that allow flexible payment options. Our accounts payable balance saw a slight increase at March 31, 2016 compared to December 31, 2015, largely due to the timing of payments for inventory purchases.

The following table presents dollar amounts of key working capital components at the end of the past two quarters:

	Amount (in millions)
	March 31, 2016	December 31, 2015	Change
Trade Receivables, net	$475.8	$448.7	$27.1

Inventories at FIFO	$544.1	$527.2	$16.9
LIFO Reserve	(22.0)	(22.6)	.6
Total inventories at LIFO, net	$522.1	$504.6	$17.5

Accounts Payable	$332.1	$307.2	$24.9

The next chart shows recent trends in key working capital components (expressed in numbers of days at the end of the past five quarters).

(1)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(2)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

In certain of our businesses and product lines we have minimal excess capacity, and we are investing to support continued growth. In Automotive, we are expanding capacity to support new programs that will begin production over the next few years. In Bedding, we are investing in equipment (that we build in our own Swiss operation) to support ongoing growth in ComfortCore® innersprings. In Adjustable Bed, which operated a single large location until 2015, we have added new locations to broaden our geographic scope and now operate four facilities in North America.

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

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our business units that have been designated as Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We completed one acquisition in the first three months of 2016 and that business is discussed in Note 10 on page 15 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2016 should approximate $175 million.
In February, we declared a quarterly dividend of $.32 per share, and extended our record of consecutive annual dividend increases to 45 years at an average compound annual growth rate of 13%. Our targeted dividend payout ratio is approximately 50-60% of net earnings, however the actual payout has been higher in recent years. As a result, dividend growth in recent years has been modest, at about 3% per year. With recent growth in annual earnings, we are now within the targeted range. This should allow us flexibility to consider future dividend growth that more closely aligns with earnings growth.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first quarter, we repurchased 2.5 million shares of our stock (at an average price of $43.75 per share) and issued 1.1 million shares through employee benefit plans and option exercises. The number of shares outstanding decreased to 134.2 million. For the full year, we currently expect to repurchase 4 to 5 million shares and issue approximately 2 million shares through employee benefit plans and option exercises.
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
Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2016	December 31, 2015
Long-term debt outstanding:
Scheduled maturities	$761	$761
Average interest rates (1)	3.8%	3.7%
Average maturities in years (1)	6.5	6.8
Revolving credit/commercial paper	271	181
Average interest rate	.7%	.5%
Total long-term debt	1,032	942
Deferred income taxes and other liabilities	221	223
Shareholders’ equity and noncontrolling interest	1,091	1,098
Total capitalization	$2,344	$2,263
Unused committed credit:
Long-term	$329	$419
Short-term	—	—
Total unused committed credit	$329	$419
Current maturities of long-term debt	$4	$3
Cash and cash equivalents	$250	$253
Ratio of earnings to fixed charges (2)	9.4 x	8.6 x

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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

(Amounts in millions)	March 31, 2016	December 31, 2015
Debt to total capitalization:
Long-term debt	$1,032	$942
Current debt maturities	4	3
Cash and cash equivalents	(250)	(253)
Net debt	$786	$692
Total Capitalization	$2,344	$2,263
Current debt maturities	4	3
Cash and cash equivalents	(250)	(253)
Net capitalization	$2,098	$2,013
Long-term debt to total capitalization	44.0%	41.6%
Net debt to net capitalization	37.5%	34.4%

Total debt (which includes long-term debt and current debt maturities) grew $90 million versus year-end 2015 levels due to an increase in commercial paper borrowing.
Short Term Borrowings
We can raise cash by issuing up to $600 million in commercial paper through a program that is backed by a $600 million revolving credit agreement with a syndicate of 12 lenders. This agreement expires in August 2019. We are currently in discussions to, among other things, extend the maturity date of the revolving credit agreement and to increase availability under such agreements; however, no assurance can be given as to whether any change will be successfully negotiated, or as to the terms thereof, or their acceptability to us. The credit agreement allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2016	December 31, 2015
Total program authorized	$600	$600
Commercial paper outstanding (classified as long-term debt)	(271)	(181)
Letters of credit issued under the credit agreement	—	—
Total program usage	(271)	(181)
Total program available	$329	$419
The average and maximum amounts of commercial paper outstanding during the first quarter of 2016 were $260 million and $345 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $61 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

With our commercial paper program, cash on hand, and cash from operations, and our ability to issue debt in the capital markets, we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Our revolving credit agreement and certain other long-term debt contain restrictive covenants, with which we were comfortably in compliance as of March 31, 2016. For more information, see Note J on page 91 of the Notes to Consolidated Financial Statements in our Form 10-K filed February 25, 2016.

Accessibility of Cash
At March 31, 2016 we had cash and cash equivalents of $250 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing domestic liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. If we were to bring all foreign cash back immediately in the form of dividends, we would incur incremental tax expense of up to about $115 million. However, due to capital requirements in various jurisdictions, approximately $33 million of this cash is currently inaccessible for repatriation. We didn't bring any cash back in the first quarter of 2016, and for the full year 2015, we brought back cash of $112 million, at little to no added tax cost.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. We are currently evaluating these items and the impact on our future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $750 million carrying value by $24 million at March 31, 2016 and was $13 million greater than its $750 million carrying value at December 31, 2015. The fair value of the Company's debt increased primarily due to decreased interest rates compared to the prior quarter end. The fair value of fixed rate debt at March 31, 2016 and December 31, 2015 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $867 million at March 31, 2016, compared to $813 million at December 31, 2015.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 25, 2016 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2016 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2016, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
During the fourth quarter of 2015, we completed the design to transition certain corporate-level shared service systems for general ledger, sales invoicing, cash application, accounts payable, purchasing and accounts payable disbursements to a new platform. The new platform is expected to further automate and enhance a number of existing processes and activities primarily related to our domestic U.S. operations. We anticipate total capital outlay for this activity to be approximately $20 million over three years, and expect the majority of the systems to be transitioned during the last half of 2016 and the first half of 2017.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 15 beginning on page 23 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
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
There had been no material updates with respect to these matters until mid-July 2015 when the Company learned from counsel for the EPA that the matters had been referred to the U.S. Department of Justice (DOJ). The Company met with representatives of the DOJ on February 2, 2016. At the meeting, DOJ focused on Sterling's compliance with capture and control efficiency and fugitive emissions with its electric arc furnace. Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA or DOJ. Neither the EPA nor DOJ specified any amount of penalty or injunctive relief being sought in the NOV/FOV, Finding of Violation or in any conference or meeting. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.
Leggett Settles Claims for Alleged Antitrust Violations
On October 17, 2008, the Company, along with Carpenter Co., Flexible Foam Products, Inc., Foam Supplies, Inc., Hickory Springs Manufacturing Company, J.M. Huber Corporation, Lubrizol Advanced Materials, Inc., The Sherwin-Williams Company, Skypark Manufacturing, LLC, Vitafoam Incorporated; and their respective affiliates, as plaintiffs, filed a complaint in the United States District Court for the District of New Jersey under the caption Carpenter Co., et al. v. BASF SE, et al., Case No. 2:08-cv-05169 against BASF Corporation, The Dow Chemical Company, Huntsman International LLC, Lyondell Chemical Company; and their affiliates, alleging that defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. We, along with co-plaintiffs, sought to recover three times the amount of damages suffered as a result of the alleged overcharges in the price of the urethane chemical products purchased from the defendants. The plaintiffs also sought attorney fees, pre-judgment interest and injunctive relief. The defendants denied the claims. The Company previously settled its claims against all defendants except The Dow Chemical Company for immaterial amounts.
On April 5, 2016, we reached a settlement of our antitrust claims against The Dow Chemical Company, by agreeing to release our claims regarding this matter for a net cash payment to the Company of approximately $38 million (pre-tax, after deducting expenses).  In the second quarter of 2016, we expect to receive payment and record after-tax income of approximately $25 million related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $21 million of this after-tax amount is expected to be reflected in discontinued operations.
ITEM 1A. RISK FACTORS
Our 2015 Annual Report on Form 10-K filed February 25, 2016 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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

Throughout 2015, market prices for steel scrap, rod and flat-rolled products decreased, leading to downward pressure on selling prices. In early 2016, steel scrap cost began to increase again. If we are unable to recover the higher costs through selling price increases, this will negatively impact our results of operations.

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
Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at March 31, 2016, an aggregate litigation contingency accrual of $4 million. The accrual amount decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements of $84 million. We also believe, based on current facts and circumstances that aggregate reasonably possible (but not probable) losses in excess of accruals for litigation contingencies (which include Brazilian VAT, antitrust, patent and other matters) are estimated to be $29 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts or circumstances change, we could realize loss greater than the recorded accruals, and greater than our estimate of reasonably possible losses in excess of the recorded accruals. These losses could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, see Note 15 “Contingencies” on page 23 of the Notes to Consolidated Condensed Financial Statements.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2016, goodwill and other intangible assets represented $997 million, or 33% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $658 million, or 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.

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

For more information regarding potential goodwill and other long-lived asset impairment, refer to Note 6 on page 10 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2016	9,507	$42.02	—	10,000,000
February 2016	1,364,252	$42.98	1,364,252	8,635,748
March 2016	737,983	$46.72	733,239	7,902,509
Total	2,111,742	$44.28	2,097,491

(1)
This number includes 14,251 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit

Exhibit 10.1*	-	Award Formula for the 2016-2017 Profitable Growth Incentive Program.

Exhibit 10.2	-	Summary Sheet of Director Compensation, filed February 25, 2016 as Exhibit 10.8 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	-
The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective February 23, 2016, filed February 25, 2016 as Exhibit 10.15 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.4	-	2016 Award Formula under the Company’s 2014 Key Officers Incentive Plan, filed March 28, 2016 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.5	-	Summary Sheet of Executive Cash Compensation, filed March 28, 2016 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 32.1*	-	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 4, 2016	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: May 4, 2016	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 10.1*	-	Award Formula for the 2016-2017 Profitable Growth Incentive Program.

Exhibit 10.2	-	Summary Sheet of Director Compensation, filed February 25, 2016 as Exhibit 10.8 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.3	-
The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective February 23, 2016, filed February 25, 2016 as Exhibit 10.15 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.4	-	2016 Award Formula under the Company’s 2014 Key Officers Incentive Plan, filed March 28, 2016 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 10.5	-	Summary Sheet of Executive Cash Compensation, filed March 28, 2016 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*		Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*		Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 31.2*		Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 32.1*		Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 32.2*		Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

Exhibit 101.INS**		XBRL Instance Document.

Exhibit 101.SCH**		XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**		XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**		XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**		XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**		XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (v) Notes to Consolidated Condensed Financial Statements.