Form 10-Q
period 2016-06-30
LEGGETT & PLATT INC
filed 2016-08-04
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of August 1, 2016: 133,671,613

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	June 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$284.8	$253.2
Trade receivables, net	490.3	448.7
Other receivables, net	44.4	71.5
Total receivables, net	534.7	520.2
Inventories
Finished goods	258.8	242.8
Work in process	43.1	42.6
Raw materials and supplies	252.0	241.8
LIFO reserve	(30.5)	(22.6)
Total inventories, net	523.4	504.6
Other current assets	37.2	33.2
Total current assets	1,380.1	1,311.2
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,124.4	1,099.1
Buildings and other	545.2	548.2
Land	39.3	40.0
Total property, plant and equipment	1,708.9	1,687.3
Less accumulated depreciation	1,155.8	1,146.5
Net property, plant and equipment	553.1	540.8
OTHER ASSETS
Goodwill	800.1	806.1
Other intangibles, less accumulated amortization of $133.8 and $139.8 as of June 30, 2016 and December 31, 2015, respectively	175.2	188.4
Sundry	123.3	117.2
Total other assets	1,098.6	1,111.7
TOTAL ASSETS	$3,031.8	$2,963.7
CURRENT LIABILITIES
Current maturities of long-term debt	$3.6	$3.4
Accounts payable	339.8	307.2
Accrued expenses	266.9	286.7
Other current liabilities	88.7	103.9
Total current liabilities	699.0	701.2
LONG-TERM LIABILITIES
Long-term debt	1,044.3	941.5
Other long-term liabilities	178.3	184.7
Deferred income taxes	44.6	38.6
Total long-term liabilities	1,267.2	1,164.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	504.7	529.5
Retained earnings	2,329.0	2,209.2
Accumulated other comprehensive loss	(77.0)	(91.1)
Treasury stock	(1,695.4)	(1,564.0)
Total Leggett & Platt, Inc. equity	1,063.3	1,085.6
Noncontrolling interest	2.3	12.1
Total equity	1,065.6	1,097.7
TOTAL LIABILITIES AND EQUITY	$3,031.8	$2,963.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2016	2015	2016	2015
Net sales	$1,897.3	$1,963.5	$958.9	$997.3
Cost of goods sold	1,429.7	1,515.0	724.9	766.6
Gross profit	467.6	448.5	234.0	230.7
Selling and administrative expenses	204.8	204.1	99.7	106.6
Amortization of intangibles	9.9	10.4	4.8	5.2
Goodwill impairment	3.7	4.1	3.7	—
Gain from sale of assets and businesses	(20.7)	(2.5)	(18.3)	(.9)
Other (income) expense, net	(3.7)	1.5	(2.4)	.6
Earnings from continuing operations before interest and income taxes	273.6	230.9	146.5	119.2
Interest expense	19.5	22.2	10.3	11.2
Interest income	1.8	2.3	1.0	1.0
Earnings from continuing operations before income taxes	255.9	211.0	137.2	109.0
Income taxes	65.4	61.0	37.7	32.3
Earnings from continuing operations	190.5	150.0	99.5	76.7
Earnings from discontinued operations, net of tax	20.4	1.3	20.3	1.8
Net earnings	210.9	151.3	119.8	78.5
(Earnings) loss attributable to noncontrolling interest, net of tax	(.2)	(1.9)	1.4	(.8)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$210.7	$149.4	$121.2	$77.7
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.37	$1.04	$.73	$.54
Diluted	$1.35	$1.03	$.72	$.53
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.15	$.01	$.15	$.01
Diluted	$.15	$.01	$.15	$.01
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.52	$1.05	$.88	$.55
Diluted	$1.50	$1.04	$.87	$.54

Cash dividends declared per share	$.66	$.62	$.34	$.31

Average shares outstanding
Basic	138.4	141.7	137.8	141.4
Diluted	140.6	143.6	140.1	143.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2016	2015	2016	2015
Net earnings	$210.9	$151.3	$119.8	$78.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.5	(35.0)	(16.9)	2.8
Cash flow hedges	6.0	(.4)	(.5)	1.3
Defined benefit pension plans	1.6	1.8	.9	.5
Other comprehensive income (loss)	13.1	(33.6)	(16.5)	4.6
Comprehensive income	224.0	117.7	103.3	83.1
Less: comprehensive loss (income) attributable to noncontrolling interest	.8	(2.0)	2.4	(.9)
Comprehensive income attributable to Leggett & Platt, Inc.	$224.8	$115.7	$105.7	$82.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
OPERATING ACTIVITIES
Net earnings	$210.9	$151.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	43.0	41.7
Amortization of intangibles and debt issuance costs	14.2	14.8
Provision for losses on accounts and notes receivable	1.6	2.9
Writedown of inventories	2.4	5.1
Goodwill impairment	3.7	4.1
Long-lived asset impairments	—	2.4
Net gain from sales of assets and businesses	(21.3)	(5.3)
Deferred income tax expense	9.0	17.9
Stock-based compensation	21.8	23.4
Tax benefits from stock-based compensation payments (See Note 2)	—	(13.6)
Other, net	2.3	(1.3)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(26.4)	(40.9)
Inventories	(24.3)	(43.0)
Other current assets	(1.7)	(3.5)
Accounts payable	34.0	(9.3)
Accrued expenses and other current liabilities	(7.1)	(19.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	262.1	126.9
INVESTING ACTIVITIES
Additions to property, plant and equipment	(57.9)	(51.3)
Purchases of companies, net of cash acquired	(16.9)	(11.1)
Proceeds from sales of assets and businesses	54.0	15.5
Other, net	(7.4)	(6.3)
NET CASH USED FOR INVESTING ACTIVITIES	(28.2)	(53.2)
FINANCING ACTIVITIES
Payments on long-term debt	(1.6)	(3.6)
Additions to long-term debt	—	.4
Change in commercial paper and short-term debt	90.2	66.2
Dividends paid	(86.5)	(85.5)
Issuances of common stock	2.7	5.2
Purchases of common stock	(163.5)	(119.8)
Acquisition of noncontrolling interest	(35.2)	—
Tax benefits from stock-based compensation payments (See Note 2)	—	13.6
Other, net	(2.8)	(2.0)
NET CASH USED FOR FINANCING ACTIVITIES	(196.7)	(125.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.6)	(5.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31.6	(57.7)
CASH AND CASH EQUIVALENTS—January 1,	253.2	332.8
CASH AND CASH EQUIVALENTS—June 30,	$284.8	$275.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except per share data)
1. INTERIM PRESENTATION
The interim financial statements of Leggett & Platt, Incorporated (“we”, “us” or “our”) included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair statement of our financial position and operating results for the periods presented. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.
The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2015.
Reclassifications
Certain reclassifications have been made to the prior period's information in the Consolidated Condensed Financial Statements and related notes to conform to the second quarter 2016 income statement and June 30, 2016 balance sheet presentation. The first reclassification was a result of changes in our management organizational structure and related internal reporting (See Note 4 - Segment Information). The final was a balance sheet reclassification associated with new accounting guidance for the presentation of debt issuance costs as discussed below.

2. ACCOUNTING STANDARD UPDATES

The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU).   Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements:

•
ASU 2016 -13 “Financial Instruments - Credit Losses": Replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective January 1, 2020. We are evaluating this guidance and do not expect it to have a material impact on our future financial statements.

•	ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting”: Simplifies the financial reporting for share-based compensation. We adopted this guidance in the first quarter of 2016:

◦
All income tax effects of stock-based compensation are now classified within income tax expense, rather than recognizing some of the effects in additional contributed capital.  To the extent tax deductions from stock-based compensation payments differ from the compensation cost recognized for financial reporting purposes, the tax effects are recorded as discrete items in that quarter.

◦
Prospective application was required, and the impact of adopting this new guidance resulted in an additional tax benefit of $2.5 recorded in the second quarter of 2016, and $8.3 for the first six months of 2016.

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

•
ASU 2014-09 “Revenue from Contracts with Customers”:  Supersedes most of the existing authoritative literature for revenue recognition and prescribes a five-step model for recognizing revenue. In July 2015, the FASB deferred the effective date of this ASU by one year, which results in the new standard being effective January 1, 2018. In addition, during March, April and May 2016, the FASB issued additional updates (ASU 2016-06, ASU 2016-10 and ASU 2016-12) which clarify the guidance on specific items such as principal-versus agent, identification of performance obligations and licensing implementation, clarification of noncash consideration, and a practical expedient for reflecting contract modifications at transition. This standard requires either a retrospective or a modified retrospective transition approach to adoption. This ASU will be effective January 1, 2018, and we are evaluating its impact on our future financial statements.

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
The following table contains the LIFO (expense) benefit included in continuing operations for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
LIFO (expense) benefit	$(7.3)	$10.0	$(7.3)	$5.0

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
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended June 30, 2016
Residential Furnishings	$487.4	$6.2	$493.6	$65.5
Commercial Products	136.8	16.3	153.1	10.9
Industrial Materials	79.9	70.2	150.1	16.6
Specialized Products	254.8	10.7	265.5	58.3
Intersegment eliminations and other				2.5
Change in LIFO reserve				(7.3)
	$958.9	$103.4	$1,062.3	$146.5
Three Months Ended June 30, 2015
Residential Furnishings	$516.8	$7.5	$524.3	$50.7
Commercial Products	135.4	24.1	159.5	10.8
Industrial Materials	111.7	88.4	200.1	15.3
Specialized Products	233.4	9.8	243.2	37.7
Intersegment eliminations and other				(.3)
Change in LIFO reserve				5.0
	$997.3	$129.8	$1,127.1	$119.2

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months Ended June 30, 2016
Residential Furnishings	$968.8	$13.7	$982.5	$113.2
Commercial Products	278.1	36.5	314.6	24.7
Industrial Materials	157.0	150.3	307.3	36.7
Specialized Products	493.4	21.1	514.5	104.6
Intersegment eliminations and other				1.7
Change in LIFO reserve				(7.3)
	$1,897.3	$221.6	$2,118.9	$273.6
Six Months Ended June 30, 2015
Residential Furnishings	$1,022.8	$15.1	$1,037.9	$102.8
Commercial Products	258.9	41.6	300.5	18.8
Industrial Materials	229.4	189.9	419.3	23.3
Specialized Products	452.4	19.3	471.7	77.0
Intersegment eliminations and other				(1.0)
Change in LIFO reserve				10.0
	$1,963.5	$265.9	$2,229.4	$230.9

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

	June 30, 2016	December 31, 2015
Residential Furnishings	$602.2	$623.7
Commercial Products	121.6	110.2
Industrial Materials	151.0	186.7
Specialized Products	266.9	256.4
Other (1)	.4	6.3
Average current liabilities included in segment numbers above	488.0	516.6
Unallocated assets (2)	1,381.7	1,387.0
Difference between average assets and period-end balance sheet	20.0	(123.2)
Total assets	$3,031.8	$2,963.7

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

During the fourth quarter of 2014, we divested the majority of our Store Fixtures reporting unit, which was previously part of the Commercial Products segment. We sold the final Store Fixtures business in the fourth quarter of 2015. Total consideration for these businesses was approximately $72 during this time period. No significant gains or losses were realized on the sale of these businesses.

The table below includes activity related to these operations:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
External sales:
Commercial Products - Store Fixtures	$—	$12.3	$—	$6.1

Earnings (loss):
Commercial Products - Store Fixtures	.5	3.3	.4	2.9
Subsequent activity related to previous divestitures (1)	31.4	(1.5)	31.4	(.7)
Earnings before interest and income taxes	31.9	1.8	31.8	2.2
Income tax expense	(11.5)	(.5)	(11.5)	(.4)
Earnings from discontinued operations, net of tax	$20.4	$1.3	$20.3	$1.8

(1) Subsequent activity for businesses divested in prior years has been reported as discontinued operations in the table above, including proceeds from an antitrust litigation settlement discussed in Note 15 of $31.4 associated with our former Prime Foam Products unit. This unit was sold in March 2007 and was previously part of the Residential Furnishings Segment.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets Held for Sale

We had no material assets held for sale at June 30, 2016 or December 31, 2015.

Other Divestitures

The following businesses were divested during the periods presented, but did not meet the discontinued operations criteria.

	Date	Six Months Ended June 30,		Three Months Ended June 30,
	Divested	2016	2015	2016	2015
External Sales:
Industrial Materials:
One Wire Products operation	Second quarter 2016	$19.5	$25.4	$8.1	$12.5
Steel Tubing business unit	Fourth quarter 2015	—	47.9	—	23.1
Specialized Products:
One Commercial Vehicle Products (CVP) operation	Second quarter 2016	15.3	13.3	7.8	6.3
One CVP operation	Fourth quarter 2015	—	6.8	—	4.0
Total External Sales		$34.8	$93.4	$15.9	$45.9
EBIT:
Industrial Materials:
One Wire Products operation	Second quarter 2016	$1.2	$.2	$.8	$.3
Steel Tubing business unit	Fourth quarter 2015	—	1.3	—	.5
Specialized Products:
One CVP operation	Second quarter 2016	2.8	1.7	1.3	.7
One CVP operation	Fourth quarter 2015	—	(.7)	—	(.4)
Total EBIT		$4.0	$2.5	$2.1	$1.1
We realized a gain of $11.2 related to the sale of one CVP operation in the second quarter of 2016. No significant gains or losses were realized on the sale of other businesses.

6. IMPAIRMENT CHARGES

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net." Charges associated with discontinued operations are reported in "Earnings from discontinued operations, net of tax."

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30,						Three Months Ended June 30,
	2016			2015			2016			2015
	Good-will	Other Long-Lived Assets	Total	Good-will	Other Long-Lived Assets	Total	Good-will	Other Long-Lived Assets	Total	Good-will	Other Long-Lived Assets	Total
Continuing operations:
Residential Furnishings	$—	$—	$—	$—	$.2	$.2	$—	$—	$—	$—	$—	$—
Industrial Materials - Steel Tubing	—	—	—	4.1	1.4	5.5	—	—	—	—	—	—
Specialized Products:
CVP unit	3.7	—	3.7	—	.1	.1	3.7	—	3.7	—	.1	.1
Other units	—	—	—	—	.5	.5	—	—	—	—	.5	.5
Total continuing operations	3.7	—	3.7	4.1	2.2	6.3	3.7	—	3.7	—	.6	.6
Discontinued operations:
Subsequent activity related to previous divestitures	—	—	—	—	.2	.2	—	—	—	—	—	—
Total discontinued operations	—	—	—	—	.2	.2	—	—	—	—	—	—
Total impairment charges	$3.7	$—	$3.7	$4.1	$2.4	$6.5	$3.7	$—	$3.7	$—	$.6	$.6

Other Long-Lived Assets

We test other long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

Goodwill Impairment Reviews

We test goodwill for impairment at the reporting unit level when triggering events occur, or at least annually. We perform our goodwill impairment review in the second quarter of each year. Our reporting units are the business groups that are one level below the operating segment level.

2015
During the first quarter of 2015, the Steel Tubing unit met the held for sale criteria. Because fair value less costs to sell had fallen below the carrying amount, we fully impaired this unit's goodwill and incurred a $4.1 goodwill impairment charge in the first quarter of 2015.

In the second quarter of 2015, we performed a quantitative analysis under the two-step model, and all of our reporting units were determined to have a fair value in excess of their carrying amounts in a range of 55% to 86% of their respective fair values.

2016
Because all reporting units had fair values that exceeded carrying value by more than 55% during the 2015 review, we performed a qualitative assessment (Step Zero Analysis) for our annual review in the second quarter of 2016. Among other things, we considered i) the excess in fair value of the reporting unit over its carrying amount from the most recent quantitative analysis, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance. Based on the Step Zero Analysis we concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying amount, except for our CVP reporting unit.

With regard to our CVP reporting unit, in the second quarter of 2016 we sold one of our two remaining businesses.  Additionally, real estate associated with the remaining CVP business reached held for sale status during the second quarter of 2016.  As a result of these two events, the fair value of the CVP reporting unit (consisting of one remaining business) had fallen below its carrying amount, and we fully impaired the remaining $3.7 of goodwill for this reporting unit.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Earnings:
Earnings from continuing operations	$190.5	$150.0	$99.5	$76.7
(Earnings) loss attributable to noncontrolling interest, net of tax	(.2)	(1.9)	1.4	(.8)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	190.3	148.1	100.9	75.9
Earnings from discontinued operations, net of tax	20.4	1.3	20.3	1.8
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$210.7	$149.4	$121.2	$77.7

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	138.4	141.7	137.8	141.4
Dilutive effect of stock-based compensation	2.2	1.9	2.3	2.0
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	140.6	143.6	140.1	143.4

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.37	$1.04	$.73	$.54
Discontinued operations	.15	.01	.15	.01
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.52	$1.05	$.88	$.55
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.35	$1.03	$.72	$.53
Discontinued operations	.15	.01	.15	.01
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.50	$1.04	$.87	$.54

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2016		December 31, 2015
	Current	Long-term	Current	Long-term
Trade accounts receivable	$498.9	$—	$457.5	$—
Trade notes receivable	1.4	.6	.5	.6
Total trade receivables	500.3	.6	458.0	.6
Other notes receivable	—	.4	—	.4
Income tax receivables	11.9	—	32.6	—
Other receivables	32.5	—	38.9	—
Subtotal other receivables	44.4	.4	71.5	.4
Total trade and other receivables	544.7	1.0	529.5	1.0
Allowance for doubtful accounts:
Trade accounts receivable	(9.9)	—	(9.2)	—
Trade notes receivable	(.1)	(.2)	(.1)	(.2)
Total trade receivables	(10.0)	(.2)	(9.3)	(.2)
Other notes receivable	—	(.4)	—	(.4)
Total allowance for doubtful accounts	(10.0)	(.6)	(9.3)	(.6)
Total net receivables	$534.7	$.4	$520.2	$.4
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2015	2016 Charges	2016 Charge- offs, Net of Recoveries	Balance at June 30, 2016
Trade accounts receivable	$9.2	$1.6	$.9	$9.9
Trade notes receivable	.3	—	—	.3
Total trade receivables	9.5	1.6	.9	10.2
Other notes receivable	.4	—	—	.4
Total allowance for doubtful accounts	$9.9	$1.6	$.9	$10.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$1.0	$—	$.2	$—
Cash payments in lieu of options	—	1.0	—	1.0
Stock-based retirement plans contributions	3.5	.7	3.9	.7
Discounts on various stock awards:
Deferred Stock Compensation Program	1.1	—	1.1	—
Stock-based retirement plans	.7	—	.7	—
Discount Stock Plan	.5	—	.5	—
Performance Stock Unit awards (1)	2.5	4.4	3.3	5.8
Restricted Stock Unit awards	1.4	—	1.7	—
Profitable Growth Incentive awards (2)	2.5	2.0	3.9	3.7
Other, primarily non-employee directors restricted stock	.7	—	.7	—
Total stock-related compensation expense	13.9	$8.1	16.0	$11.2
Employee contributions for above stock plans	7.9		7.4
Total stock-based compensation	$21.8		$23.4

Tax benefits on stock-based compensation expense	$5.1		$6.1
Tax benefits on stock-based compensation payments (See Note 2)	8.3		—
Total tax benefits associated with stock-based compensation	$13.4		6.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$.1	$—	$.1	$—
Cash payments in lieu of options	—	(.1)	—	—
Stock-based retirement plans contributions	1.7	.3	1.7	.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.5	—
Stock-based retirement plans	.3	—	.3	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit awards (1)	1.3	2.2	1.7	2.9
Restricted Stock Unit awards	.7	—	.8	—
Profitable Growth Incentive awards (2)	.9	.8	2.0	2.0
Other, primarily non-employee directors restricted stock	.3	—	.3	—
Total stock-related compensation expense	6.0	$3.2	7.6	$5.2
Employee contributions for above stock plans	3.4		3.6
Total stock-based compensation	$9.4		$11.2

Tax benefits on stock-based compensation expense	$2.2		$2.9
Tax benefits on stock-based compensation payments (See Note 2)	2.5		—
Total tax benefits associated with stock-based compensation	$4.7		$2.9

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented.

	Six Months Ended June 30,
	2016	2015
Total shares base award	.1	.2
Grant date per share fair value	$40.16	$42.22
Risk-free interest rate	1.3%	1.1%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	19.2%	19.8%
Expected dividend yield (over expected life)	3.1%	2.9%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2012	December 31, 2014	30th percentile	157.0%	.4 million	$9.9	January 2015
2013	December 31, 2015	27th percentile	165.4%	.4 million	$8.5	January 2016

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

	Six Months Ended June 30,
	2016	2015
Accounts receivable	$1.1	$3.7
Inventory	4.0	4.8
Property, plant and equipment	2.5	2.3
Goodwill (1)	3.8	8.3
Other intangible assets. primarily customer-related intangibles	7.5	14.7
Other current and long-term assets	—	.1
Current liabilities	(2.0)	(11.2)
Long-term liabilities	(.4)	(10.4)
Additional consideration received for prior years’ acquisitions	.4	(1.2)
Fair value of net identifiable assets	16.9	11.1
Net cash consideration	$16.9	$11.1

(1) The majority of the goodwill associated with the 2016 and 2015 acquisitions is expected to provide an income tax benefit.

The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2016	1	Specialized Products	Fabricated tubing and pipe assemblies
June 30, 2015	1	Commercial Products	Upholstered office furniture
A brief description of our most significant acquisitions by year is included below.
2016
In February 2016, we expanded our Aerospace Products business unit with the acquisition of a 100% interest of a U.S. fabricated tubing business for a purchase price of $16.5. Factors contributing to the recognition of $3.8 in goodwill from the acquisition included: additional production of fabricated tubing and pipe assemblies and benefits from our vertical integration in precision machining and gearing.
2015
In March 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings for a purchase price of $22.7. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% in 2018 and 2020, per the terms of the agreement, and have recorded a long-term liability of approximately $12 for the future payments. Future payments are based upon a calculation that incorporates future EBITDA. The recorded liability is based upon estimates and may fluctuate significantly until the payment dates. Fluctuations in this liability will be reflected in interest income or expense on the Consolidated Condensed Statement of Operations.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2016 and 2015 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At June 30, 2016, there was no substantial remaining consideration payable other than the liability discussed above.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2016 Acquisition of Noncontrolling Interest

In May 2016 we purchased the remaining 30% ownership in an Asian joint venture for $35.2. This business manufactures seat frames and lumbar support systems and is in the Automotive Group of our Specialized Products segment.

11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. We are reviewing the funding strategy for selected pension plans, and 2016 employer contributions could be moderately higher than the $1.8 previously reported at December 31, 2015.

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Components of net pension expense
Service cost	$2.3	$2.0	$1.1	$1.0
Interest cost	5.9	6.5	3.0	3.3
Expected return on plan assets	(6.5)	(8.3)	(3.2)	(4.2)
Recognized net actuarial loss	2.4	3.0	1.2	1.5
Net pension expense	$4.1	$3.2	$2.1	$1.6

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2016
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$1,097.7	$2,209.2	$531.5	$(1,564.0)	$12.1	$(91.1)
Net earnings	210.9	210.9	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.2)	—	—	.2	—
Dividends declared	(88.4)	(90.9)	2.5	—	—	—
Dividends paid to noncontrolling interest	(1.7)	—	—	—	(1.7)	—
Treasury stock purchased	(167.7)	—	—	(167.7)	—	—
Treasury stock issued	20.5	—	(15.8)	36.3	—	—
Foreign currency translation adjustments	5.5	—	—	—	—	5.5
Cash flow hedges, net of tax	6.0	—	—	—	—	6.0
Defined benefit pension plans, net of tax	1.6	—	—	—	—	1.6
Stock options and benefit plan transactions, net of tax	16.4	—	16.4	—	—	—
Acquisition of noncontrolling interest	(35.2)	—	(27.9)	—	(8.3)	1.0
Ending balance, June 30, 2016	$1,065.6	$2,329.0	$506.7	$(1,695.4)	$2.3	$(77.0)

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$(4.8)	$(28.2)	$(58.1)	$(91.1)
Other comprehensive income (loss) before reclassifications, pretax	7.2	.1	.1	7.4
Amounts reclassified from accumulated other comprehensive income, pretax unless otherwise noted:
Net sales	—	5.9	—	5.9
Cost of goods sold; selling and administrative expenses	—	.2	2.4	2.6
Other income (expense), net	(1.7)	—	—	(1.7)
Interest expense	—	2.1	—	2.1
Subtotal of reclassifications	(1.7)	8.2	2.4	8.9
Other comprehensive income	5.5	8.3	2.5	16.3
Income tax effect	—	(2.3)	(.9)	(3.2)
Attributable to noncontrolling interest	1.0	—	—	1.0
Ending balance, June 30, 2016	$1.7	$(22.2)	$(56.5)	$(77.0)

Beginning balance, January 1, 2015	$86.8	$(20.1)	$(69.3)	$(2.6)
Other comprehensive income (loss) before reclassifications, pretax	(31.4)	(1.3)	(.1)	(32.8)
Amounts reclassified from accumulated other comprehensive income, pretax unless otherwise noted:
Net sales	—	(.7)	—	(.7)
Cost of goods sold; selling and administrative expenses	—	—	3.0	3.0
Interest expense	—	2.0	—	2.0
Earnings (loss) from discontinued operations, net of tax	(3.6)	—	—	(3.6)
Subtotal of reclassifications	(3.6)	1.3	3.0	.7
Other comprehensive income (loss)	(35.0)	—	2.9	(32.1)
Income tax effect	—	(.4)	(1.1)	(1.5)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Ending balance, June 30, 2015	$51.7	$(20.5)	$(67.5)	$(36.3)
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•	Level 3: Unobservable inputs that are not corroborated by market data.

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$131.6	$—	$131.6
Derivative assets (Note 14)	—	.3	—	.3
Diversified investments associated with the Executive Stock Unit Program (ESUP)*	25.1	—	—	25.1
Total assets	$25.1	$131.9	$—	$157.0
Liabilities:
Derivative liabilities* (Note 14)	$—	$7.7	$—	$7.7
Liabilities associated with the ESUP*	25.4	—	—	25.4
Total liabilities	$25.4	$7.7	$—	$33.1

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$176.0	$—	$176.0
Derivative assets (Note 14)	—	.6	—	.6
Diversified investments associated with the ESUP*	22.0	—	—	22.0
Total assets	$22.0	$176.6	$—	$198.6
Liabilities:
Derivative liabilities* (Note 14)	$—	$14.8	$—	$14.8
Liabilities associated with the ESUP*	22.2	—	—	22.2
Total liabilities	$22.2	$14.8	$—	$37.0
* - Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $750 carrying value by $36 and $13 at June 30, 2016, and December 31, 2015, respectively. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged. (Settlements associated with the sale or production of product are presented in operating cash flows and settlements associated with debt issuance are presented in financing cash flows).

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2016
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese, European and Swiss subsidiaries	Dec 2017	$139.5	$—	$4.4	$.4
Future DKK sales of Polish subsidiary	Dec 2016	11.3	—	.3	—
Future USD purchases of Canadian, European, and South Korean subsidiaries	Dec 2017	11.2	—	.2	—
Future EUR sales of UK and Swiss subsidiaries	Dec 2017	11.0	—	.5	.1
Future MXN purchases of a USD subsidiary	Dec 2017	8.3	—	.6	.2
Future JPY sales of Chinese subsidiary	Dec 2017	4.9	—	.5	—
Total cash flow hedges			—	6.5	.7
Fair value hedges:
DKK inter-company note receivable on a USD subsidiary	Oct 2016	3.1	.1	—	—
USD inter-company note receivables on a CAD subsidiary	Sep 2016	17.0	—	.1	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2016	8.0	.1	—	—
Total fair value hedges			.2	.1	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on EUR exposure to CNY	Jun 2017	2.2	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Feb 2017	2.9	—	.3	—
Hedge of EUR Cash on UK subsidiaries	Aug 2016	1.9	.1	—	—
Total derivatives not designated as hedging instruments			.1	.4	—
			$.3	$7.0	$.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2015
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$219.8	$—	$10.1	$2.3
Future USD purchases of Canadian, European and South Korean subsidiaries	Dec 2017	16.8	.3	—	—
Future MXN purchases of a USD subsidiary	Dec 2017	7.3	—	.7	.3
Future JPY sales of a Chinese subsidiary	Dec 2016	3.8	—	.1	—
Future DKK sales of a Polish subsidiary	Dec 2016	15.6	—	.1	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	May 2017	13.6	—	.1	—
Total cash flow hedges			.3	11.1	2.6
Fair value hedges:
DKK inter-company note receivable on USD subsidiary	May 2016	1.7	.1	—	—
USD inter-company note receivable on a CAD subsidiary	Jan 2016	9.0	—	.5	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2016	8.0	—	.1	—
Total fair value hedges			.1	.6	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2016	11.0	—	.3	—
Non-deliverable hedge on EUR exposure to CNY	Dec 2016	2.2	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Dec 2016	2.5	—	.1	—
Hedge of DKK cash on USD subsidiary	Apr 2016	3.0	.1	—	—
Hedge of EUR Cash on UK subsidiaries	Jan 2016	8.3	.1	—	—
Total derivatives not designated as hedging instruments			.2	.5	—
			$.6	$12.2	$2.6

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

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2016	2015	2016	2015
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$2.1	$2.0	$1.1	$1.0
Foreign currency cash flow hedges	Net sales	5.2	(.5)	2.1	(.5)
Foreign currency cash flow hedges	Cost of goods sold	.4	(.8)	.3	(.4)
Total cash flow hedges		7.7	.7	3.5	.1
Fair value hedges	Other (income) expense, net	(1.8)	(.2)	(.5)	(.9)
Derivatives not designated as hedging instruments
Hedge of USD cash-UK and Swiss subsidiaries	Other (income) expense, net	—	(.1)	—	—
Hedge of EUR cash-USD, UK and Swiss subsidiaries	Other (income) expense, net	(.4)	.9	(.2)	.2
Hedge of DKK cash-USD subsidiary	Other (income) expense, net	—	(.1)	(.1)	(.1)
Hedge of GBP cash-USD subsidiary	Other (income) expense, net	.1	—	.1	—
Non-deliverable hedge on USD exposure to CNY	Other (income) expense, net	(.2)	(.1)	(.1)	(.1)
Non-deliverable hedge on EUR exposure to CNY	Other (income) expense, net	—	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Other (income) expense, net	.3	—	.4	—
Total derivative instruments		$5.7	$1.1	$3.2	$(.8)

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
Foam Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against several defendants alleging that Leggett and Platt and certain other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws. We were party to several antitrust proceedings regarding polyurethane foam products. Most of these proceedings were resolved in 2015. For disclosure of these resolved proceedings, see Footnote T - Contingencies in our Form 10-K filed February 25, 2016. The remaining antitrust proceedings are disclosed below.
We deny all allegations in all pending antitrust proceedings. We will vigorously defend ourselves in these proceedings and believe that we have valid bases to contest all claims. However, we have established an accrual for the estimated amount that we

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

believe is necessary to resolve all pending antitrust matters. We also believe, based on current facts, it is reasonably possible that we may incur losses in excess of recorded accruals associated with the pending antitrust proceedings. For specific information regarding accruals, and reasonably possible losses in excess of accruals please see “Accruals and Reasonably Possible Losses in Excess of Accruals” below.
U.S. Indirect Purchaser Class Action Cases. We were named as a defendant in an indirect purchaser class consolidated amended complaint filed on March 21, 2011 and were subsequently sued in an indirect purchaser class action case filed on May 23, 2011, in the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs, on behalf of themselves and/or a class of indirect purchasers, brought damages claims under various states’ antitrust and consumer protection statutes, and were seeking three times an amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also sought attorney fees, pre-judgment and post-judgment interest, court costs, and injunctive relief against future violations. We denied all allegations. The Ohio Court ordered all parties to attend non-binding mediation with a mediator of their choosing.

Settlement of U.S. Indirect Purchaser Class Action Cases. We reached a tentative settlement in the U.S. Indirect Class Action cases on May 18, 2015, by agreeing to pay an amount not materially different from the amount previously accrued for this claim. We continue to deny all allegations in the cases, but settled the indirect purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The Court preliminarily approved the class settlement on July 31, 2015. The full settlement amount was paid into escrow in the third quarter of 2015. The final settlement approval hearing was held on December 15, 2015 and the Court granted final approval of the settlement. Several objectors filed notices of appeal of the order of approving the class settlement to the Sixth Circuit Court of Appeals. On April 14, 2016, the Court ordered the objectors to post an appeal bond by May 13, 2016. Certain of the objectors filed a motion to reconsider or stay the bond order, which the Court denied on May 12, 2016. Subsequently, three of the five objectors voluntarily dismissed their appeals. On June 20, 2016, the Sixth Circuit dismissed the remaining two appeals, 1 for failure to post an appeal bond, and the other because it was untimely filed. One of the two objectors filed a petition for rehearing en banc (requesting that all judges rather than the normal 3 rule on the appeal) on June 29, 2016, which remains pending.
Kansas Restraint of Trade Act Cases. We have been named as a defendant in two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 in the United States District Court of Kansas under the name LaCrosse Furniture Company v. Future Foam, Inc., et al., Case No. 12-cv-2748 KHV/JPO and the other on April 11, 2013 in the District Court of Kansas under the name CAP Carpet, Inc. v. Future Foam, Inc., Case No. 13-cv-1140-JAR-KGG. These two cases were previously transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims and allegations of these plaintiffs are generally the same as the class plaintiffs (referenced above), with the exception that the Kansas plaintiffs seek full consideration damages (their total purchase amounts for the allegedly price-fixed polyurethane foam products). On May 15, 2015, the U.S. Judicial Panel on Multidistrict Litigation remanded the cases back to the U.S District Court for the District of Kansas. Trial is scheduled to begin on November 14, 2016, in Wichita, Kansas, in the CAP Carpet case. Trial has been scheduled in the LaCrosse Furniture case to begin on August 7, 2017. In the CAP Carpet case, we filed a motion for partial summary judgment on March 15, 2016, on several of the key issues of the case, including arguments that CAP Carpet is not entitled to full consideration damages and that full consideration damages are not trebled. On March 15, 2016, CAP Carpet also filed a motion for judgment on the pleadings as to the availability of full consideration damages. We are awaiting the court's ruling on these and other motions.
Brazilian Value-Added Tax Matters
All dollar amounts (in millions) presented in this section have been updated since our last filing to reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to uncertainties, and based on current facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $20 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian VAT matters. For specific information regarding accruals, and reasonably possible losses in excess of accruals please see "Accruals and Reasonably Possible Losses in Excess of Accruals" below.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We have $12.6 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $2.3, under Case No. 10855.724660/2011-43. The Brazilian Revenue Office claimed that for the period beginning November 2006 and continuing through December 2007, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil denied the violation. The Federal Revenue Office upheld the assessment at the first administrative level. L&P Brazil has filed an appeal.
On December 29, 2011, L&P Brazil received another assessment in the amount of $.1, under case No. 10855.724509/2011-13 on the same subject matter in connection to certain import transactions carried out between 2007 and 2011. L&P Brazil has filed its defense.
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $5.0, under MPF Case No. 10855.725260/2012-36 covering the period from January 2008 through December 2010 on the same subject matter. L&P Brazil denied the violation. The Brazilian Revenue Office upheld the assessment at all administrative levels. L&P Brazil has appealed this decision, but the appeal was denied by the second administrative level on January 27, 2015. On December 4, 2015, we filed an Annulment Action, Case No. 009658-07.2015.4.03.6110, at the judicial level seeking to obtain an injunction to allow the transfer of the cash deposit in the amount of $4.7 for the administrative case to a judicial escrow account to cover the updated liability amount of $5.0. The preliminary injunction was granted on December 10, 2015, and we are awaiting the federal attorney's response.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013 from the Brazilian Federal Revenue Office where the Revenue Office challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 4, 2014, the tax authorities issued five additional assessments regarding this same issue (use of credits), covering certain periods of 2011 and 2012. L&P Brazil filed its defense denying these assessments. Combined with the prior assessments, L&P Brazil has received assessments totaling $2.7 on the same or similar denial of tax credit matters.
On February 1, 2013, the Brazilian Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.1 of social contributions (social security and social assistance payments) for the period September to October 2010. L&P Brazil argued the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a correct tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters). On June 26, 2014, the Brazilian Revenue Office issued a notice of violation against L&P Brazil in the amount of $.8, under Case No. 10660.721523/2014-87, covering the period from 2011 through 2012 on the same subject matter. L&P Brazil has filed its defense denying the assessments.
On July 1, 2014, the Brazilian Finance Ministry rendered a preliminary decision to reject certain offsetting requests presented by L&P Brazil, which originated with Administrative Proceeding No. 10660.720850/2014-11. The Brazilian Finance Ministry alleges that L&P Brazil improperly offset $.1 of social contributions otherwise due in 2011. L&P Brazil filed its response denying the allegations. L&P Brazil is defending on the basis that the social contribution debts were correctly offset with tax credits generated by L&P Brazil's use of a correct tariff code classification for value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Federal Brazilian matters).
On December 15, 2015, the Brazilian Federal Revenue issued an assessment against L&P Brazil in the amount of $.1, under Case No. 10600.720142/2015-76 for the period of August 2010 through May 11, 2011, as a penalty for L&P Brazil's requests to offset tax credits. We filed our defense denying the assessment on January 8, 2016.
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil originally seeking $1.8 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.8. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.6 (which included interest from the original assessment date). We are awaiting the Court's ruling.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On October 4, 2012, the State of São Paulo issued a Tax Assessment under Procedure Number 4.003.484 against L&P Brazil in the amount of $1.4 for the tax years 2009 through 2011. Similar to the 2009 assessment (referenced above), the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.9, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $1.2 for the tax years January 2011 through August 2012 regarding the same subject matter (i.e. the correct tax rate for the collection and payment of value-added tax on mattress innerspring units). L&P filed its response denying the allegations. After the first and second administrative levels denied L&P Brazil's defenses, L&P Brazil filed an appeal to the third administrative level on August 6, 2015. On June 9, 2016, the appeal was denied by the tax judges and the case was closed at the administrative level. On June 30, 2016, L&P Brazil filed an annulment action, Case No. 1019825-91.2016.8.26.0602, in the Sorocaba State Court, to allow transfer of the previously deposited cash amount of $1.0 to a judicial account, and to annul the entire $1.2 assessment (updated with interest through the close of the administrative procedures).
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March, 2008 through August, 2012 in the amount of $.5, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation. After the first and second administrative levels ruled against us, the case is now proceeding judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court. L&P Brazil filed its response denying the assessments on June 5, 2014.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although the Company denies liability in all threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Litigation contingency accrual - Beginning of period	$8.1	$83.9	$4.1	$82.1
Adjustment to accruals - expense (income) - Continuing operations	5.0	1.5	5.0	1.5
Adjustment to accruals - expense (income) - Discontinued operations	—	.7	—	.7
Cash payments	(9.0)	(17.2)	(5.0)	(15.4)
Litigation contingency accrual - End of period	$4.1	$68.9	$4.1	$68.9
A large percentage of the $68.9 litigation contingency accrual at June 30, 2015 related to antitrust proceedings. The accrual decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements of $69. The above litigation contingency accrual does not include accrued expenses related to worker's compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operation or cash flows. For more information regarding accrued expenses, see Footnote I - Supplemental Balance Sheet Information under "Accrued expenses" on page 90 of the Company's Form 10-K filed February 25, 2016.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reasonably Possible Losses in Excess of Accruals
Based upon current known facts, as of June 30, 2016, aggregate reasonably possible (but not probable) losses in excess of the accruals noted above are estimated to be approximately $31. Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts , that additional losses, if any (other than approximately $20, including interest and attorney fees, of reasonably possible losses associated with those Brazilian VAT matters disclosed above and approximately $11 of reasonably possible losses related to antitrust, patent infringement, and other matters), are not expected to materially affect our consolidated financial position, results of operations or cash flows.
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

On April 5, 2016, we reached a settlement of our antitrust claims against The Dow Chemical Company, by agreeing to release our claims regarding this matter for a net cash payment to the Company of approximately $38 (pre-tax, after deducting expenses).  We received payment of the settlement amount on May 4, 2016. In the second quarter of 2016, we recorded after-tax income of approximately $25 related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $20 of this after-tax amount is reflected in discontinued operations. As such, this matter is fully resolved.

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
Our Segments
Our continuing operations are comprised of 17 business units in four segments, with approximately 21,000 employees, and 130 production facilities located in 19 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also produce or distribute carpet cushion and geo components. This segment generated 46% of our total sales during the first six months of 2016.
Commercial Products: Operations in this segment supply chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 15% of our total sales in the first six months of 2016.

Industrial Materials: These operations primarily supply drawn steel wire to our other operations and to external customers. Our customers use this wire to make bedding, furniture, automotive seats, mechanical springs, and many other end products. This segment generated 15% of our total sales during the first six months of 2016.
Specialized Products: From this segment we supply lumbar support and seat suspension systems used by automotive seating manufacturers. We also produce and distribute titanium and nickel tubing for the aerospace industry, quilting and sewing equipment for bedding manufacturers, and racks, shelving and cabinets used to outfit commercial vehicles. This segment contributed 24% of our total sales in the first six months of 2016.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At June 30, for the three-year measurement period that will end on December 31, 2016, we have so far generated TSR of 26% per year on average. That performance placed us in the top 7% of the S&P 500, exceeding our top-third goal.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Throughout 2015, market prices for steel scrap, rod, and flat-rolled products decreased, leading to downward pressure on selling prices. We realized a beneficial pricing lag in 2015 as costs decreased at a faster rate than selling prices. In early 2016, steel scrap cost began to increase again, and as a result, we continue to implement price increases in some of our businesses.

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

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

Although we deny liability in all threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us, we have recorded an aggregate litigation contingency accrual of $4 million. The accrual amount decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements of $69 million. Based upon current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of recorded accruals for litigation contingencies (which include Brazilian VAT, antitrust, patent and other matters) are estimated to be $31 million. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, please refer to Note 15 beginning on page 25 of our Notes to Consolidated Condensed Financial Statements.
Acquisitions and Divestitures
In June 2016, we divested two operations: (i) one of two remaining CVP operations in the Specialized Products segment and, (ii) a Wire Products operation, a manufacturer of automatic wire strapping equipment and galvanized strapping wire, formerly included in our Industrial Materials segment. The combined net proceeds from these divestitures were $47 million, and a gain of $12 million was realized.
We have one remaining CVP operation, which is relocating to a different facility. We have agreed to sell real estate associated with this operation and expect to realize a gain on this transaction in the first half of 2017. This property reached held for sale status in second quarter of 2016. As a result, the fair value of the remaining CVP reporting unit fell below its carrying value, and we incurred a $4 million goodwill impairment charge.
In May 2016 we purchased the remaining 30% ownership in an Asian joint venture for $35 million. This business manufactures seat frames and lumbar support systems and is in the Automotive Group of our Specialized Products segment.
In February 2016, we acquired a small U.S. manufacturer of aerospace tube assemblies for a purchase price of $16 million. This business further expands our tube forming and fabrication capabilities, and also adds precision machining to our aerospace platform.
In March 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings for a purchase price of $23 million. This business, which is included in the Work Furniture Group of our Commercial Products segment, is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% in 2018 and 2020 under the terms of our agreement, and have recorded a long-term liability of $12 million for the future payments.
See Notes 5 and 10 to the Consolidated Condensed Financial Statements on pages 9 and 17 for additional information regarding divestitures and acquisitions, respectively.
Restructuring
There were no significant restructuring-related costs for the six months ended June 30, 2016 or 2015.
Leggett Settles Claims for Alleged Antitrust Violations
We previously disclosed that we were a plaintiff in an antitrust case against The Dow Chemical Company. We, along with other plaintiffs, alleged that several defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. We reached a settlement of our antitrust claims against The Dow Chemical Company on April 5, 2016, by agreeing to release our claims regarding this matter for a net cash payment to the Company of approximately $38 million (pre-tax, after deducting expenses). In the second quarter of 2016, we received payment and recorded after-tax income of approximately $25 million related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $20 million of this after-tax amount was reflected in discontinued operations.
Discontinued Operations
For information on discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
Second Quarter:
Earnings per share (EPS) from continuing operations were $.72, up 36% versus the $.53 per share we earned in second quarter of 2015. Current quarter earnings from continuing operations benefited from a gain on the sale of a small CVP operation ($.05) and litigation settlement proceeds ($.03), partially offset by a goodwill impairment charge ($.02).
Sales from continuing operations were $959 million, a 4% decrease versus the same quarter last year. Unit volume grew 2%, but was more than offset by divestitures and raw-material related price deflation and currency impact.
Earnings Before Interest and Taxes (EBIT) increased 23%, to $146.5 million, and EBIT margin improved to 15.3%, reflecting a gain on the sale of a small CVP operation ($11 million) and litigation settlement proceeds ($7 million), partially offset by a goodwill impairment charge ($4 million). EBIT also benefited from higher unit volume, favorable product mix, pricing discipline, and operational improvements.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2016, we estimate $14 million of LIFO expense in continuing operations. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.

The following table contains the LIFO benefit (expense) included in continuing operations for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
LIFO (expense) benefit	$(7.3)	$10.0	$(7.3)	$5.0
Interest Expense and Income Taxes
Second quarter 2016 interest expense was lower than second quarter of 2015, due primarily to the repayment of $200 million of 5.0% notes that matured in August 2015.
The second quarter effective tax rate on continuing operations was 28%, compared to 30% for the same quarter last year.  The 2016 rate was favorably impacted from $2 million of net stock compensation benefits related to the first quarter adoption of ASU 2016-09, and a more favorable earnings mix. For the full year, we are estimating an effective tax rate on continuing operations of approximately 27%.  The rate excludes any tax effect from stock compensation payments or other discrete tax items in the third or fourth quarters. Currently, we expect the tax benefit from such discrete tax items to be approximately $10 million, which would result in a lower effective tax rate. These items will be recorded in the quarter in which they occur, which will add volatility to the tax rate. Our tax rate is also contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.
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

Net Sales (Dollar amounts in millions)	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$493.6	$524.3	$(30.7)	(5.9)%	(5.9)%
Commercial Products	153.1	159.5	(6.4)	(4.0)	(4.0)
Industrial Materials	150.1	200.1	(50.0)	(25.0)	(12.8)
Specialized Products	265.5	243.2	22.3	9.2	9.4
Total	1,062.3	1,127.1	(64.8)	(5.7)
Intersegment sales	(103.4)	(129.8)	26.4
External sales	$958.9	$997.3	$(38.4)	(3.9)%	(1.1)%

	Three Months ended June, 30 2016	Three Months ended June, 30 2015	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Three Months ended June 30, 2016	Three Months ended June 30, 2015
Residential Furnishings	$65.5	$50.7	$14.8	29.2%	13.3%	9.7%
Commercial Products	10.9	10.8	.1	.9	7.1	6.8
Industrial Materials	16.6	15.3	1.3	8.5	11.1	7.6
Specialized Products	58.3	37.7	20.6	54.6	22.0	15.5
Intersegment eliminations & other	2.5	(.3)	2.8
Change in LIFO reserve	(7.3)	5.0	(12.3)
Total	$146.5	$119.2	$27.3	22.9%	15.3%	12.0%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings
Same location sales decreased 6%. Unit volume decreased 2%, and raw material-related price decreases and currency reduced sales by 4%.
EBIT increased $15 million, from litigation settlement proceeds ($7 million), pricing discipline, and a favorable product mix, partially offset by lower unit volume.
Commercial Products
In the Commercial Products segment, second quarter same location sales decreased 4%. Growth in Work Furniture was more than offset by lower sales in Adjustable Bed.

Segment EBIT was flat and EBIT margin increased slightly, with operational improvements offsetting the impact from lower sales.
Industrial Materials
In the Industrial Materials segment, second quarter same location sales were down 13% from steel-related price decreases and lower unit volume in Drawn Wire. Total sales also decreased versus second quarter last year from the divestiture of the Steel Tubing business in late 2015 and the divestiture of a small Wire Products operation in June 2016.
The segment’s EBIT and EBIT margin increased during the quarter primarily from operational improvements, partially offset by lower unit volume.
Specialized Products
Total sales increased $22 million or 9%. Same location sales increased 9%, with a 10% volume gain partially offset by a 1% reduction from currency.
The segment’s EBIT increased and EBIT margin improved, reflecting a divestiture gain ($11 million), higher volume, currency impact, and cost reductions, partially offset by a goodwill impairment charge ($4 million).
Discontinued Operations
In the second quarter of 2016, discontinued operations activity primarily resulted from the benefit of a litigation settlement attributable to our former Prime Foam business. For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.
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

	Six Months ended June 30, 2016 Net Sales	Six Months ended June 30, 2015 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$982.5	$1,037.9	$(55.4)	(5.3)%	(5.3)%
Commercial Products	314.6	300.5	14.1	4.7	1.3
Industrial Materials	307.3	419.3	(112.0)	(26.7)	(16.2)
Specialized Products	514.5	471.7	42.8	9.1	9.5
Total	2,118.9	2,229.4	(110.5)	(5.0)
Intersegment sales	(221.6)	(265.9)	44.3
External sales	$1,897.3	$1,963.5	$(66.2)	(3.4)%	(1.2)%

	Six Months ended June 30, 2016 EBIT	Six Months ended June 30, 2015 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Residential Furnishings	$113.2	$102.8	$10.4	10.1%	11.5%	9.9%
Commercial Products	24.7	18.8	5.9	31.4	7.9	6.3
Industrial Materials	36.7	23.3	13.4	57.5	11.9	5.6
Specialized Products	104.6	77.0	27.6	35.8	20.3	16.3
Intersegment eliminations & other	1.7	(1.0)	2.7
Change in LIFO reserve	(7.3)	10.0	(17.3)
Total	$273.6	$230.9	$42.7	18.5%	14.4%	11.8%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Same location sales decreased 5% from raw material-related price decreases and currency impacts. Unit volume was flat.
EBIT increased $10 million from litigation settlement proceeds ($7 million), pricing discipline, and a favorable product mix.
Commercial Products
In the Commercial Products segment, same location sales were flat. The Work Furniture acquisition completed in early 2015 contributed to the segment’s total sales growth.

Segment EBIT grew and EBIT margin improved, primarily from operational improvements, and a $2 million gain from the sale of a building.
Industrial Materials
In the Industrial Materials segment, same location sales were down 16% from steel-related price decreases and lower unit volume in Drawn Wire. Total sales also decreased versus the prior year from the divestiture of the Steel Tubing business in late 2015 and the divestiture of a small Wire Products operation in June 2016.
The segment’s EBIT and EBIT margin increased significantly from the non-recurrence of last year’s $6 million Steel Tubing impairment charge, along with cost and efficiency improvements, partially offset by lower unit volume.
Specialized Products
Same location sales increased 9%, with an 11% volume improvement partially offset by a 2% reduction from currency.
The segment’s EBIT increased and EBIT margin improved, reflecting a divestiture gain ($11 million), higher volume, currency impact, and cost reductions, partially offset by a goodwill impairment charge ($4 million).
Discontinued Operations
In the six months ended June 30, 2016, discontinued operations activity primarily resulted from the benefit of a litigation settlement attributable to our former Prime Foam business. For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. For 2016, we expect cash from operations to exceed $500 million.
Cash from operations for the second quarter of 2016 was $151 million, versus $95 million for the second quarter of 2015. The improvement is primarily due to the collection of $38 million of cash proceeds from the anti-trust litigation settlement.

We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 10.4% of annualized sales. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, total inventories and accounts payable, and believe this provides a useful measurement to investors since cash and current maturities can fluctuate significantly from period to period.

(Amounts in millions)	June 30, 2016	December 31, 2015
Current assets	$1,380	$1,311
Current liabilities	(699)	(701)
Working capital	681	610
Cash and cash equivalents	(285)	(253)
Current debt maturities	4	3
Adjusted working capital	$400	$360
Annualized sales (1)	$3,836	$3,780
Working capital as a percent of annualized sales	17.8%	16.1%
Adjusted working capital as a percent of annualized sales	10.4%	9.5%

(1) Annualized sales equal 2nd quarter 2016 sales of $959 million and 4th quarter 2015 sales of $945 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three primary components of our working capital are discussed below.

Trade Receivables - The payment trends by our major customers remained stable and bad debt expense and charge off activity was insignificant during the quarter ended June 30, 2016. We continue to look for ways to improve payment patterns of customers and maintain programs with incentives for early payment offered in conjunction with third parties where appropriate.

Total Inventories - The physical flow of materials through our production facilities is generally the same as in prior periods, and our expense associated with slow moving and obsolete inventories during the quarter ended June 30, 2016 was in line with those of recent quarters. We continue to review usage and inventory quantities to determine if current inventory amounts are recoverable by future demand, and establish reserves for slow moving and obsolete inventory when necessary.

FIFO Inventory increased at June 30, 2016 primarily due to anticipated demand requirements in the third quarter. We have also made opportunistic purchases to take advantage of attractive raw material prices when available.

Our second quarter 2016 Days Inventory Outstanding (DIO) trended slightly down from the first quarter, but remains higher than the DIO reported at the end of each quarter in 2015. This is directly related to the effects of the LIFO method of accounting for inventories and the significant deflation in steel prices during 2015. Under LIFO accounting, the most recent raw material purchases are assumed to be the first consumed in production. Significant steel price deflation resulted in a significant decrease in our LIFO reserves, particularly in the fourth quarter of 2015, making comparability of DIO difficult among quarters.

Accounts Payable - Our payment terms are materially consistent with our past practices. We strive to optimize payment terms with our vendors and third parties that allow flexible payment options.

The following table presents dollar amounts of key working capital components at the end of the past two quarters:

	Amount (in millions)
	June 30, 2016	March 31, 2016	Change
Trade Receivables, net	$490.3	$475.8	$14.5

Inventories at FIFO	$553.9	$544.1	$9.8
LIFO Reserve	(30.5)	(22.0)	(8.5)
Total inventories at LIFO, net	$523.4	$522.1	$1.3

Accounts Payable	$339.8	$332.1	$7.7

The next chart shows recent trends in key working capital components (expressed in numbers of days at the end of the past five quarters).

(1)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(2)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

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

Our strategic, long-term, 4-5% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our business units that have been designated as Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We completed one acquisition and two divestitures in the first six months of 2016 and those businesses are discussed in Note 10 on page 15 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2016 should approximate $175 million.
In May, we increased the quarterly dividend by $.02, to $.34 per share. This was our largest quarterly dividend increase since 2007, and represents a 9.7% increase versus second quarter of 2015. Our targeted dividend payout ratio is approximately 50-60% of net earnings. Actual payout had been higher until 2015, but with earnings growth, we are now within the targeted payout range. 2016 marks our 45th consecutive annual dividend increase at an average compound annual growth rate of 13%. We are proud of our dividend growth record and plan to extend it into the future.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the second quarter, we repurchased 1.2 million shares of our stock (at an average price of $49.39 per share) and issued 0.3 million shares through employee benefit plans and option exercises. The number of shares outstanding decreased to 133.4 million. For the full year, we currently expect to repurchase 4 to 5 million shares and issue approximately 2 million shares through employee benefit plans and option exercises.
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

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2016	December 31, 2015
Long-term debt outstanding:
Scheduled maturities	$761	$761
Average interest rates (1)	3.7%	3.7%
Average maturities in years (1)	6.3	6.8
Revolving credit/commercial paper	283	181
Average interest rate	.7%	.5%
Total long-term debt	1,044	942
Deferred income taxes and other liabilities	223	223
Shareholders’ equity and noncontrolling interest	1,066	1,098
Total capitalization	$2,333	$2,263
Unused committed credit:
Long-term	$467	$419
Short-term	—	—
Total unused committed credit	$467	$419
Current maturities of long-term debt	$4	$3
Cash and cash equivalents	$285	$253
Ratio of earnings to fixed charges (2)	9.6 x	8.6 x

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
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
We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures to monitor our financial leverage. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. Because we may not be able to use our cash to reduce our debt on a dollar-for-dollar basis, the net debt to net capital ratio may have material limitations.

(Amounts in millions)	June 30, 2016	December 31, 2015
Debt to total capitalization:
Long-term debt	$1,044	$942
Current debt maturities	4	3
Cash and cash equivalents	(285)	(253)
Net debt	$763	$692

Total capitalization	$2,333	$2,263
Current debt maturities	4	3
Cash and cash equivalents	(285)	(253)
Net capitalization	$2,052	$2,013

Long-term debt to total capitalization	44.7%	41.6%

Net debt to net capitalization	37.2%	34.4%

Total debt (which includes long-term debt and current debt maturities) grew $103 million versus year-end 2015 levels due to an increase in commercial paper borrowing.
Short Term Borrowings
We can raise cash by issuing up to $750 million in commercial paper through a program that is backed by a $750 million revolving credit agreement with a syndicate of 14 lenders. This agreement was expanded and extended during the second quarter and now expires in May 2021. The credit agreement allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit in this manner, our capacity under the agreement, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2016	December 31, 2015
Total program authorized	$750	$600
Commercial paper outstanding (classified as long-term debt)	(283)	(181)
Letters of credit issued under the credit agreement	—	—
Total program usage	(283)	(181)
Total program available	$467	$419
The average and maximum amounts of commercial paper outstanding during the second quarter of 2016 were $316 million and $344 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $61 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

With our commercial paper program, cash on hand, and cash from operations, and our ability to issue debt in the capital markets, we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Our revolving credit agreement and certain other long-term debt contain restrictive covenants, with which we were comfortably in compliance as of June 30, 2016. The covenants, among other things, limit: a) the total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit agreement), b) the amount of total secured debt to 15% of our consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 40% of total consolidated assets. For more information, see the Company's Form 8-K filed May 18, 2016.
Accessibility of Cash
At June 30, 2016 we had cash and cash equivalents of $285 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

A substantial portion of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing U.S. liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. If we were to bring all foreign cash back immediately to the U.S. in the form of dividends, we would incur incremental tax expense of up to $50 million based on our average historic foreign tax rate. However, due to capital requirements in various jurisdictions, approximately $24 million of this cash is currently inaccessible for repatriation. During the first two quarters of 2016 and for the full year 2015, we brought back cash of $2 million and $112 million, respectively, at little to no added tax cost.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. We are currently evaluating these items and the impact on our future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $750 million carrying value by $36 million at June 30, 2016 and was $13 million greater than its $750 million carrying value at December 31, 2015. The fair value of the Company's debt increased primarily due to decreased interest rates compared to the prior quarter end. The fair value of fixed rate debt at June 30, 2016 and December 31, 2015 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $856 million at June 30, 2016, compared to $813 million at December 31, 2015.
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

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	the loss of one or more of our significant customers;

•	Factors arising from the United Kingdom's potential withdrawal from the European Union; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2016 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2016, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
During the fourth quarter of 2015, we completed the design to transition certain corporate-level shared service systems for general ledger, sales invoicing, cash application, accounts payable, purchasing and accounts payable disbursements to a new platform. The new platform is expected to further automate and enhance a number of existing processes and activities primarily related to our domestic U.S. operations. We anticipate total capital outlay for this activity to be approximately $20 million over three years, and expect the majority of the systems to be transitioned during the the first half of 2017.
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
There had been no material updates with respect to these matters until mid-July 2015 when the Company learned from counsel for the EPA that the matters had been referred to the U.S. Department of Justice (DOJ). The Company met with representatives of the EPA and the DOJ on February 2, May 25 and June 15, 2016. At the meetings, the government focused on Sterling's compliance with capture and control efficiency and fugitive emissions with its electric arc furnace. Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA or DOJ. Neither the EPA nor DOJ specified any amount of penalty being sought in any proceeding to enforce the NOV/FOV, Finding of Violation or in any conference or meeting. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.
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

On April 5, 2016, we reached a settlement of our antitrust claims against The Dow Chemical Company, by agreeing to release our claims regarding this matter for a net cash payment to the Company of approximately $38 million (pre-tax, after deducting expenses).  We received payment of the settlement amount on May 4, 2016. In the second quarter of 2016, we recorded after-tax income of approximately $25 million related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $20 million of this after-tax amount is reflected in discontinued operations. As such, this matter is fully resolved.
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
Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at June 30, 2016, an aggregate litigation contingency accrual of $4 million. The accrual amount decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements of $69 million. We also believe, based on current facts that aggregate reasonably possible (but not probable) losses in excess of accruals for litigation contingencies (which include Brazilian VAT, antitrust, patent and other matters) are estimated to be $31 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss greater than the recorded accruals, and greater than our estimate of reasonably possible losses in excess of the recorded accruals. These losses could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, see Note 15 “Contingencies” on page 25 of the Notes to Consolidated Condensed Financial Statements.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2016, goodwill and other intangible assets represented $975 million, or 32% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $676 million, or 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

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

Because all reporting units had fair values that exceeded carrying value by more than 55% during the 2015 review, we performed a qualitative assessment (Step Zero Analysis) for our annual review in the second quarter of 2016. Among other things, we considered i) the excess in fair value of the reporting unit over its carrying amount from the most recent quantitative analysis, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance. Based on the Step Zero Analysis we concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying amount, except for our CVP reporting unit.

With regard to our CVP reporting unit, in the second quarter of 2016 we sold one of our two remaining businesses.  Additionally, real estate associated with the remaining CVP business reached held for sale status during the second quarter of 2016.  As a result of these two events, the fair value of the CVP reporting unit (consisting of one remaining business) had fallen below its carrying amount, and we fully impaired the remaining $4 million of goodwill for this reporting unit.

For more information regarding potential goodwill and other long-lived asset impairment, refer to Note 6 on page 10 of the Notes to Consolidated Condensed Financial Statements.

The United Kingdom's potential withdrawal from the European Union could adversely affect us.

In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as “Brexit.” As a result, it is expected that the British government will begin negotiating the terms of the UK’s departure from, and future relationship with, the EU. The ultimate effect of Brexit on us is difficult to predict, but because we conduct business in the UK and in the EU, the results of the referendum and any withdrawal could cause disruptions and create uncertainty to our businesses, including affecting our relationships with customers and suppliers, altering tariffs and currencies, including the value of the British Pound and the Euro relative to the U.S. Dollar. Such disruptions and uncertainties could adversely affect our financial condition, results of operations and/or cash flows from operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2016	65,376	$48.60	2	7,902,507
May 2016	759,132	$49.19	753,006	7,149,501
June 2016	350,886	$50.01	349,350	6,800,151
Total	1,175,394	$49.40	1,102,358

(1)
This number includes 73,036 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeitures of restricted stock units during the quarter.

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
First Amended and Restated Credit Agreement, dated May 13, 2016 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 18, 2016 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.1*	-	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 4, 2016	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: August 4, 2016	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 10.1*	-	Summary Sheet of Director Compensation.

Exhibit 10.2	-
First Amended and Restated Credit Agreement, dated May 13, 2016 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 18, 2016 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit 12*		Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*		Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 31.2*		Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.1*		Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 32.2*		Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

Exhibit 101.INS**		XBRL Instance Document.

Exhibit 101.SCH**		XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**		XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**		XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**		XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**		XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (v) Notes to Consolidated Condensed Financial Statements.