Form 10-Q
period 2016-09-30
LEGGETT & PLATT INC
filed 2016-11-08
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of November 1, 2016: 133,680,305

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	September 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$317.3	$253.2
Trade receivables, net	508.4	448.7
Other receivables, net	35.4	71.5
Total receivables, net	543.8	520.2
Inventories
Finished goods	240.0	242.8
Work in process	46.3	42.6
Raw materials and supplies	258.2	241.8
LIFO reserve	(25.9)	(22.6)
Total inventories, net	518.6	504.6
Other current assets	33.6	33.2
Total current assets	1,413.3	1,311.2
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,135.7	1,099.1
Buildings and other	549.4	548.2
Land	38.5	40.0
Total property, plant and equipment	1,723.6	1,687.3
Less accumulated depreciation	1,169.5	1,146.5
Net property, plant and equipment	554.1	540.8
OTHER ASSETS
Goodwill	800.5	806.1
Other intangibles, less accumulated amortization of $137.4 and $139.8 as of September 30, 2016 and December 31, 2015, respectively	177.7	188.4
Sundry	124.7	117.2
Total other assets	1,102.9	1,111.7
TOTAL ASSETS	$3,070.3	$2,963.7
CURRENT LIABILITIES
Current maturities of long-term debt	$1.0	$3.4
Accounts payable	334.9	307.2
Accrued expenses	264.2	286.7
Other current liabilities	86.8	103.9
Total current liabilities	686.9	701.2
LONG-TERM LIABILITIES
Long-term debt	1,055.4	941.5
Other long-term liabilities	171.0	184.7
Deferred income taxes	53.4	38.6
Total long-term liabilities	1,279.8	1,164.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	501.7	529.5
Retained earnings	2,375.6	2,209.2
Accumulated other comprehensive loss	(77.2)	(91.1)
Treasury stock	(1,700.9)	(1,564.0)
Total Leggett & Platt, Inc. equity	1,101.2	1,085.6
Noncontrolling interest	2.4	12.1
Total equity	1,103.6	1,097.7
TOTAL LIABILITIES AND EQUITY	$3,070.3	$2,963.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2016	2015	2016	2015
Net sales	$2,846.2	$2,972.6	$948.9	$1,009.1
Cost of goods sold	2,151.2	2,283.0	721.5	768.0
Gross profit	695.0	689.6	227.4	241.1
Selling and administrative expenses	298.7	301.0	93.9	96.9
Amortization of intangibles	15.1	15.6	5.2	5.2
Goodwill impairment	3.7	4.1	—	—
(Gain) loss from sale of assets and businesses	(20.6)	(2.3)	.1	.2
Other income	(5.7)	(1.2)	(2.0)	(2.7)
Earnings from continuing operations before interest and income taxes	403.8	372.4	130.2	141.5
Interest expense	29.4	32.5	9.9	10.3
Interest income	2.7	3.4	.9	1.1
Earnings from continuing operations before income taxes	377.1	343.3	121.2	132.3
Income taxes	93.0	97.1	27.6	36.1
Earnings from continuing operations	284.1	246.2	93.6	96.2
Earnings (loss) from discontinued operations, net of tax	20.4	1.2	—	(.1)
Net earnings	304.5	247.4	93.6	96.1
Earnings attributable to noncontrolling interest, net of tax	(.3)	(2.8)	(.1)	(.9)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$304.2	$244.6	$93.5	$95.2
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.05	$1.72	$.68	$.68
Diluted	$2.02	$1.70	$.67	$.67
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.15	$.01	$—	$—
Diluted	$.15	$.01	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.20	$1.73	$.68	$.68
Diluted	$2.17	$1.71	$.67	$.67

Cash dividends declared per share	$1.00	$.94	$.34	$.32

Average shares outstanding
Basic	138.1	141.3	137.4	140.4
Diluted	140.2	143.2	139.4	142.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2016	2015	2016	2015
Net earnings	$304.5	$247.4	$93.6	$96.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	3.4	(63.9)	(2.1)	(28.9)
Cash flow hedges	8.3	(4.8)	2.3	(4.4)
Defined benefit pension plans	2.2	2.7	.6	.9
Other comprehensive income (loss)	13.9	(66.0)	.8	(32.4)
Comprehensive income	318.4	181.4	94.4	63.7
Less: comprehensive income attributable to noncontrolling interest	(.3)	(2.6)	(1.1)	(.6)
Comprehensive income attributable to Leggett & Platt, Inc.	$318.1	$178.8	$93.3	$63.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
OPERATING ACTIVITIES
Net earnings	$304.5	$247.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	65.1	62.7
Amortization of intangibles and debt issuance costs	21.3	22.3
Provision for losses on accounts and notes receivable	2.1	2.9
Writedown of inventories	4.2	6.5
Goodwill impairment	3.7	4.1
Long-lived asset impairments	.3	2.4
Net gain from sales of assets and businesses	(21.5)	(5.1)
Deferred income tax expense	18.3	6.4
Stock-based compensation	28.6	33.5
Tax benefits from stock-based compensation payments (See Note 2)	—	(14.8)
Other, net	(5.1)	(.8)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(41.0)	(25.4)
Inventories	(20.3)	(42.0)
Other current assets	.8	2.1
Accounts payable	27.9	(22.0)
Accrued expenses and other current liabilities	(3.2)	(23.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	385.7	256.8
INVESTING ACTIVITIES
Additions to property, plant and equipment	(83.1)	(78.5)
Purchases of companies, net of cash acquired	(28.0)	(11.1)
Proceeds from sales of assets and businesses	54.2	17.8
Other, net	(8.7)	(4.9)
NET CASH USED FOR INVESTING ACTIVITIES	(65.6)	(76.7)
FINANCING ACTIVITIES
Payments on long-term debt	(4.8)	(204.5)
Additions to long-term debt	.2	.4
Change in commercial paper and short-term debt	101.4	229.3
Dividends paid	(132.0)	(128.0)
Issuances of common stock	4.0	7.1
Purchases of common stock	(181.4)	(162.5)
Acquisition of noncontrolling interest	(35.2)	—
Tax benefits from stock-based compensation payments (See Note 2)	—	14.8
Other, net	(2.9)	(6.8)
NET CASH USED FOR FINANCING ACTIVITIES	(250.7)	(250.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.3)	(11.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64.1	(81.6)
CASH AND CASH EQUIVALENTS—January 1,	253.2	332.8
CASH AND CASH EQUIVALENTS—September 30,	$317.3	$251.2
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
Reclassifications
Certain reclassifications have been made to the prior period's information in the Consolidated Condensed Financial Statements and related notes to conform to the third quarter 2016 income statement and September 30, 2016 balance sheet presentation. The first reclassification was a result of changes in our management organizational structure and related internal reporting (See Note 4 - Segment Information). The final was a balance sheet reclassification associated with new accounting guidance for the presentation of debt issuance costs as discussed below.

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

◦
Prospective application was required, and the impact of adopting this new guidance resulted in an additional tax benefit of $8.8 recorded in the third quarter of 2016, and $17.1 for the first nine months of 2016.

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

•
ASU 2016 -02 “ Leases”:  Requires that a lessee recognize a right-of-use asset and a lease liability on the balance sheet for most lease arrangements. This ASU will be effective January 1, 2019, and we are assessing all potential impacts of the standard. Currently, we anticipate adopting this standard January 1, 2019. We believe it will most significantly impact our assets and liabilities for the addition of right-of-use assets and the corresponding lease liabilities on the balance sheet. We are evaluating its impact on our statements of operations and cash flows.

•
ASUs 2016-13 “Financial Instruments - Credit Losses”, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, and 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” are currently being evaluated, however, we do not expect these updates to materially impact our future financial statements.

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

•
ASU 2014-09 “Revenue from Contracts with Customers”:  Supersedes most of the existing authoritative literature for revenue recognition and prescribes a five-step model for recognizing revenue from contracts with customers. In July 2015, the FASB deferred the effective date of this ASU by one year, which results in the new standard being effective January 1, 2018. In addition, the FASB has issued several amendments to the standard during 2016. This standard permits two transition methods, the full retrospective method or the modified retrospective method. The new standard will also require expanded disclosures pertaining to revenues from contracts with customers in the notes to the financial statements.

We established a cross-functional implementation team in 2014 to assess all potential impacts of this standard We continue to make progress in implementing the new revenue standard and in evaluating its impact on our future financial statements. We have not yet selected a transition method. We will apply the guidance at the new revenue standard’s effective date of January 1, 2018.

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
The following table contains the LIFO (expense) benefit included in continuing operations for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
LIFO (expense) benefit	$(2.6)	$23.3	$4.7	$13.3

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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
The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. We evaluate performance based on EBIT (Earnings Before Interest and Taxes). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain of our general and administrative costs and miscellaneous corporate income and expenses are allocated to the segments based on sales. These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.
A summary of segment results from continuing operations are shown in the following tables.

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended September 30, 2016
Residential Furnishings	$484.5	$5.7	$490.2	$54.9
Commercial Products	154.2	10.1	164.3	13.7
Industrial Materials	71.4	73.3	144.7	13.0
Specialized Products	238.8	8.7	247.5	42.7
Intersegment eliminations and other				1.2
Change in LIFO reserve				4.7
	$948.9	$97.8	$1,046.7	$130.2
Three Months Ended September 30, 2015
Residential Furnishings	$523.1	$6.9	$530.0	$58.2
Commercial Products	150.2	20.9	171.1	14.5
Industrial Materials	106.8	84.5	191.3	15.2
Specialized Products	229.0	10.8	239.8	38.0
Intersegment eliminations and other				2.3
Change in LIFO reserve				13.3
	$1,009.1	$123.1	$1,132.2	$141.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	External Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months Ended September 30, 2016
Residential Furnishings	$1,453.3	$19.4	$1,472.7	$168.1
Commercial Products	432.3	46.6	478.9	38.4
Industrial Materials	228.4	223.6	452.0	49.7
Specialized Products	732.2	29.8	762.0	147.3
Intersegment eliminations and other				2.9
Change in LIFO reserve				(2.6)
	$2,846.2	$319.4	$3,165.6	$403.8
Nine Months Ended September 30, 2015
Residential Furnishings	$1,545.9	$22.0	$1,567.9	$161.0
Commercial Products	409.1	62.5	471.6	33.3
Industrial Materials	336.2	274.4	610.6	38.5
Specialized Products	681.4	30.1	711.5	115.0
Intersegment eliminations and other				1.3
Change in LIFO reserve				23.3
	$2,972.6	$389.0	$3,361.6	$372.4
Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	September 30, 2016	December 31, 2015
Residential Furnishings	$604.7	$623.7
Commercial Products	122.9	110.2
Industrial Materials	150.5	186.7
Specialized Products	270.3	256.4
Other (1)	15.1	6.3
Average current liabilities included in segment numbers above	491.0	516.6
Unallocated assets (2)	1,396.3	1,387.0
Difference between average assets and period-end balance sheet	19.5	(123.2)
Total assets	$3,070.3	$2,963.7

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below includes activity related to these operations:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
External sales:
Commercial Products - Store Fixtures	$—	$17.1	$—	$4.8

Earnings (loss):
Commercial Products - Store Fixtures	.7	3.2	.2	(.1)
Subsequent activity related to previous divestitures (1)	31.4	(1.5)	—	—
Earnings (loss) before interest and income taxes	32.1	1.7	.2	(.1)
Income tax expense	(11.7)	(.5)	(.2)	—
Earnings (loss) from discontinued operations, net of tax	$20.4	$1.2	$—	$(.1)

(1) Subsequent activity for businesses divested in prior years has been reported as discontinued operations in the table above.
In the second quarter of 2016, we reached a settlement of our antitrust claims against The Dow Chemical Company, by agreeing to release our claims regarding this matter for a net cash payment of approximately $38 (pre-tax, after deducting expenses). Of this $38, $31.4 was associated with our former Prime Foam Products unit (previously part of the Residential Furnishings Segment), which we sold in March 2007. The after-tax income associated with the settlement was approximately $25, of which approximately $20 is reflected in discontinued operations for the nine months ended September 30, 2016.  With this second quarter settlement, this matter was fully resolved.

Assets Held for Sale

We had no material assets held for sale at September 30, 2016 or December 31, 2015.

Other Divestitures

The following businesses were divested during the periods presented, but did not meet the discontinued operations criteria.

	Date	Nine Months Ended September 30,		Three Months Ended September 30,
	Divested	2016	2015	2016	2015
External Sales:
Industrial Materials:
One Wire Products operation	Second quarter 2016	$19.5	$37.6	$—	$12.2
Steel Tubing business unit	Fourth quarter 2015	—	70.2	—	22.3
Specialized Products:
One Commercial Vehicle Products (CVP) operation	Second quarter 2016	15.3	20.8	—	7.5
One CVP operation	Fourth quarter 2015	—	8.3	—	1.5
Total External Sales		$34.8	$136.9	$—	$43.5
EBIT:
Industrial Materials:
One Wire Products operation	Second quarter 2016	$1.2	$.5	$—	$.3
Steel Tubing business unit	Fourth quarter 2015	—	2.5	—	1.2
Specialized Products:
One CVP operation	Second quarter 2016	2.8	2.9	—	1.2
One CVP operation	Fourth quarter 2015	—	(1.7)	—	(1.0)
Total EBIT		$4.0	$4.2	$—	$1.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We realized a gain of $11.2 related to the sale of one CVP operation in the second quarter of 2016. No material gains or losses were realized on the sale of other businesses.

6. IMPAIRMENT CHARGES

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net." Charges associated with discontinued operations are reported in "Earnings from discontinued operations, net of tax."

	Nine Months Ended September 30,						Three Months Ended September 30,
	2016			2015			2016			2015
	Good-will	Other Long-Lived Assets	Total	Good-will	Other Long-Lived Assets	Total	Good-will	Other Long-Lived Assets	Total	Good-will	Other Long-Lived Assets	Total
Continuing operations:
Residential Furnishings	$—	$.3	$.3	$—	$.2	$.2	$—	$.3	$.3	$—	$—	$—
Industrial Materials - Steel Tubing unit	—	—	—	4.1	1.4	5.5	—	—	—	—	—	—
Specialized Products -
CVP unit	3.7	—	3.7	—	.1	.1	—	—	—	—	—	—
Other units	—	—	—	—	.5	.5	—	—	—	—	—	—
Total continuing operations	3.7	.3	4.0	4.1	2.2	6.3	—	.3	.3	—	—	—
Discontinued operations	—	—	—	—	.2	.2	—	—	—	—	—	—
Total impairment charges	$3.7	$.3	$4.0	$4.1	$2.4	$6.5	$—	$.3	$.3	$—	$—	$—

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

2016
Because all reporting units had fair values that exceeded carrying value by more than 55% during the 2015 review, we performed a qualitative assessment (Step Zero Analysis) for our annual goodwill impairment review in the second quarter of 2016. Among other things, we considered i) the excess in fair value of the reporting unit over its carrying amount from the most recent quantitative analysis, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance. Based on the Step Zero Analysis we concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying amount, except for our CVP reporting unit.

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

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Earnings:
Earnings from continuing operations	$284.1	$246.2	$93.6	$96.2
Earnings attributable to noncontrolling interest, net of tax	(.3)	(2.8)	(.1)	(.9)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	283.8	243.4	93.5	95.3
Earnings (loss) from discontinued operations, net of tax	20.4	1.2	—	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$304.2	$244.6	$93.5	$95.2

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	138.1	141.3	137.4	140.4
Dilutive effect of stock-based compensation	2.1	1.9	2.0	2.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	140.2	143.2	139.4	142.5

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$2.05	$1.72	$.68	$.68
Discontinued operations	.15	.01	—	—
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$2.20	$1.73	$.68	$.68
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$2.02	$1.70	$.67	$.67
Discontinued operations	.15	.01	—	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$2.17	$1.71	$.67	$.67

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2016		December 31, 2015
	Current	Long-term	Current	Long-term
Trade accounts receivable	$516.0	$—	$457.5	$—
Trade notes receivable	2.1	.8	.5	.6
Total trade receivables	518.1	.8	458.0	.6
Other notes receivable	—	.4	—	.4
Income tax receivables	10.6	—	32.6	—
Other receivables	24.8	—	38.9	—
Subtotal other receivables	35.4	.4	71.5	.4
Total trade and other receivables	553.5	1.2	529.5	1.0
Allowance for doubtful accounts:
Trade accounts receivable	(9.5)	—	(9.2)	—
Trade notes receivable	(.2)	(.2)	(.1)	(.2)
Total trade receivables	(9.7)	(.2)	(9.3)	(.2)
Other notes receivable	—	(.4)	—	(.4)
Total allowance for doubtful accounts	(9.7)	(.6)	(9.3)	(.6)
Total net receivables	$543.8	$.6	$520.2	$.4
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2015	2016 Charges	2016 Charge- offs, Net of Recoveries	Balance at September 30, 2016
Trade accounts receivable	$9.2	$2.1	$1.8	$9.5
Trade notes receivable	.3	—	(.1)	.4
Total trade receivables	9.5	2.1	1.7	9.9
Other notes receivable	.4	—	—	.4
Total allowance for doubtful accounts	$9.9	$2.1	$1.7	$10.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$1.0	$—	$.2	$—
Cash payments in lieu of options	—	1.0	—	1.0
Stock-based retirement plans contributions	5.1	1.0	5.5	1.0
Discounts on various stock awards:
Deferred Stock Compensation Program	1.6	—	1.5	—
Stock-based retirement plans	1.1	—	1.1	—
Discount Stock Plan	.8	—	.8	—
Performance Stock Unit awards (1)	3.7	4.5	5.5	6.9
Restricted Stock Unit awards	2.0	—	2.6	—
Profitable Growth Incentive awards (2)	1.2	.8	4.9	4.7
Other, primarily non-employee directors restricted stock	.8	—	.9	—
Total stock-related compensation expense	17.3	$7.3	23.0	$13.6
Employee contributions for above stock plans	11.3		10.5
Total stock-based compensation	$28.6		$33.5

Tax benefits on stock-based compensation expense	$6.3		$8.8
Tax benefits on stock-based compensation payments (See Note 2 - Accounting Standards Update)	17.1		—
Total tax benefits associated with stock-based compensation	$23.4		$8.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$—	$—	$—	$—
Cash payments in lieu of options	—	—	—	—
Stock-based retirement plans contributions	1.6	.3	1.6	.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.4	—
Stock-based retirement plans	.4	—	.4	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit awards (1)	1.2	.1	2.2	1.1
Restricted Stock Unit awards	.6	—	.9	—
Profitable Growth Incentive awards (2)	(1.3)	(1.2)	1.0	1.0
Other, primarily non-employee directors restricted stock	.1	—	.2	—
Total stock-related compensation expense (income)	3.4	$(.8)	7.0	$2.4
Employee contributions for above stock plans	3.4		3.1
Total stock-based compensation	$6.8		$10.1

Tax benefits on stock-based compensation expense	$1.2		$2.7
Tax benefits on stock-based compensation payments (See Note 2 - Accounting Standards Update)	8.8		—
Total tax benefits associated with stock-based compensation	$10.0		$2.7

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

	Nine Months Ended September 30,
	2016	2015
Accounts receivable	$4.8	$3.7
Inventory	5.3	4.8
Property, plant and equipment	2.8	2.3
Goodwill (1)	5.8	8.3
Other intangible assets, primarily customer-related intangibles	14.8	14.7
Other current and long-term assets	—	.1
Current liabilities	(4.0)	(11.2)
Long-term liabilities	(1.8)	(10.4)
Additional consideration paid (received) for prior years’ acquisitions	.3	(1.2)
Fair value of net identifiable assets	28.0	11.1
Net cash consideration	$28.0	$11.1

(1) The majority of the goodwill associated with the 2016 and 2015 acquisitions is expected to provide an income tax benefit.

The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2016	2	Residential Furnishings; Specialized Products	Distributor of geosynthetic products; Fabricated aerospace tubing and pipe assemblies
September 30, 2015	1	Commercial Products	Upholstered office furniture
A brief description of our most significant acquisitions by year is included below.
2016
In August 2016, we acquired a distributor of geosynthetic products for a cash purchase price of $11.3. This business expands our presence in the converting and distribution of geotextiles and geosynthetic products, which contributed to the recognition of $2.0 in goodwill from the acquisition.
Also in 2016, we expanded our Aerospace Products business unit with the acquisition of a U.S. fabricated tubing business for a purchase price of $16.4. Factors contributing to the recognition of $3.8 in goodwill from the acquisition included further expansion of our tube forming and fabrication capabilities, and adds precision machining to our aerospace platform.
2015
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2016 and 2015 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At September 30, 2016, there was no material remaining consideration payable other than the liability discussed above.

2016 Acquisition of Noncontrolling Interest

In 2016, we purchased the remaining 30% ownership in an Asian joint venture for $35.2. This business manufactures seat frames and lumbar support systems and is in the Automotive Group of our Specialized Products segment.

11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Employer contributions for 2016 are expected to approximate $10.0.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Components of net pension expense
Service cost	$3.4	$3.1	$1.1	$1.2
Interest cost	8.7	9.7	2.8	3.1
Expected return on plan assets	(9.8)	(12.4)	(3.3)	(4.1)
Recognized net actuarial loss	3.4	4.2	1.0	1.2
Net pension expense	$5.7	$4.6	$1.6	$1.4

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2016
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$1,097.7	$2,209.2	$531.5	$(1,564.0)	$12.1	$(91.1)
Net earnings	304.5	304.5	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.3)	—	—	.3	—
Dividends declared	(134.0)	(137.8)	3.8	—	—	—
Dividends paid to noncontrolling interest	(1.6)	—	—	—	(1.6)	—
Treasury stock purchased	(193.8)	—	—	(193.8)	—	—
Treasury stock issued	32.4	—	(24.5)	56.9	—	—
Foreign currency translation adjustments	2.4	—	—	—	—	2.4
Cash flow hedges, net of tax	8.3	—	—	—	—	8.3
Defined benefit pension plans, net of tax	2.2	—	—	—	—	2.2
Stock options and benefit plan transactions, net of tax	20.8	—	20.8	—	—	—
Acquisition of noncontrolling interest	(35.3)	—	(27.9)	—	(8.4)	1.0
Ending balance, September 30, 2016	$1,103.6	$2,375.6	$503.7	$(1,700.9)	$2.4	$(77.2)

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$(4.8)	$(28.2)	$(58.1)	$(91.1)
Other comprehensive income (loss) before reclassifications, pretax	4.1	(.5)	.1	3.7
Amounts reclassified from accumulated other comprehensive income, pretax unless otherwise noted:
Net sales	—	8.4	—	8.4
Cost of goods sold; selling and administrative expenses	—	.4	3.4	3.8
Other expense, net	(1.7)	—	—	(1.7)
Interest expense	—	3.1	—	3.1
Subtotal of reclassifications	(1.7)	11.9	3.4	13.6
Other comprehensive income	2.4	11.4	3.5	17.3
Income tax effect	—	(3.1)	(1.3)	(4.4)
Attributable to noncontrolling interest	1.0	—	—	1.0
Ending balance, September 30, 2016	$(1.4)	$(19.9)	$(55.9)	$(77.2)

Beginning balance, January 1, 2015	$86.8	$(20.1)	$(69.3)	$(2.6)
Other comprehensive income (loss) before reclassifications, pretax	(60.3)	(7.8)	—	(68.1)
Amounts reclassified from accumulated other comprehensive income, pretax unless otherwise noted:
Net sales	—	(.7)	—	(.7)
Cost of goods sold; selling and administrative expenses	—	—	4.2	4.2
Interest expense	—	3.1	—	3.1
Loss from discontinued operations, net of tax	(3.6)	—	—	(3.6)
Subtotal of reclassifications	(3.6)	2.4	4.2	3.0
Other comprehensive income (loss)	(63.9)	(5.4)	4.2	(65.1)
Income tax effect	—	.6	(1.5)	(.9)
Attributable to noncontrolling interest	.2	—	—	.2
Ending balance, September 30, 2015	$23.1	$(24.9)	$(66.6)	$(68.4)
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$139.7	$—	$139.7
Derivative assets (Note 14)	—	.3	—	.3
Diversified investments associated with the Executive Stock Unit Program (ESUP)*	26.2	—	—	26.2
Total assets	$26.2	$140.0	$—	$166.2
Liabilities:
Derivative liabilities* (Note 14)	$—	$5.7	$—	$5.7
Liabilities associated with the ESUP*	25.4	—	—	25.4
Total liabilities	$25.4	$5.7	$—	$31.1

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$176.0	$—	$176.0
Derivative assets (Note 14)	—	.6	—	.6
Diversified investments associated with the ESUP*	22.0	—	—	22.0
Total assets	$22.0	$176.6	$—	$198.6
Liabilities:
Derivative liabilities* (Note 14)	$—	$14.8	$—	$14.8
Liabilities associated with the ESUP*	22.2	—	—	22.2
Total liabilities	$22.2	$14.8	$—	$37.0
* - Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was greater than its $750 carrying value by $37 and $13 at September 30, 2016, and December 31, 2015, respectively. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2016
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese, European and Swiss subsidiaries	Dec 2017	$97.8	$—	$3.0	$.2
Future USD purchases of Canadian, European, and South Korean subsidiaries	Dec 2017	7.4	—	.2	—
Future EUR sales of UK, Chinese and Swiss subsidiaries	Dec 2017	9.1	—	.5	.1
Future MXN purchases of a USD subsidiary	Dec 2017	7.0	—	.7	.2
Future JPY sales of Chinese subsidiary	Dec 2017	1.1	—	.1	—
Total cash flow hedges			—	4.5	.5
Fair value hedges:
DKK inter-company note receivable on a USD subsidiary	Nov 2016	4.8	.1	—	—
DKK inter-company liability on a GBP subsidiary	Dec 2016	11.8	.1	—	—
PLN inter-company note receivable on a USD subsidiary	Jun 2017	1.3		.1	—
USD inter-company note receivables on a CAD subsidiary	Dec 2016	23.0	.1	.1	—
Total fair value hedges			.3	.2	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on EUR exposure to CNY	Oct 2017	4.5	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Feb 2017	3.0	—	.4	—
Total derivatives not designated as hedging instruments			—	.5	—
			$.3	$5.2	$.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2015
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency Hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$219.8	$—	$10.1	$2.3
Future USD purchases of Canadian, European and South Korean subsidiaries	Dec 2017	16.8	.3	—	—
Future MXN purchases of a USD subsidiary	Dec 2017	7.3	—	.7	.3
Future JPY sales of a Chinese subsidiary	Dec 2016	3.8	—	.1	—
Future DKK sales of a Polish subsidiary	Dec 2016	15.6	—	.1	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	May 2017	13.6	—	.1	—
Total cash flow hedges			.3	11.1	2.6
Fair value hedges:
DKK inter-company note receivable on USD subsidiary	May 2016	1.7	.1	—	—
USD inter-company note receivable on a CAD subsidiary	Jan 2016	9.0	—	.5	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2016	8.0	—	.1	—
Total fair value hedges			.1	.6	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2016	11.0	—	.3	—
Non-deliverable hedge on EUR exposure to CNY	Dec 2016	2.2	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Dec 2016	2.5	—	.1	—
Hedge of DKK cash on USD subsidiary	Apr 2016	3.0	.1	—	—
Hedge of EUR Cash on UK subsidiaries	Jan 2016	8.3	.1	—	—
Total derivatives not designated as hedging instruments			.2	.5	—
			$.6	$12.2	$2.6

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

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2016	2015	2016	2015
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$3.1	$3.1	$1.0	$1.1
Foreign currency cash flow hedges	Net sales	7.9	1.1	2.7	1.6
Foreign currency cash flow hedges	Cost of goods sold	.8	(1.0)	.4	(.2)
Total cash flow hedges		11.8	3.2	4.1	2.5
Fair value hedges	Other (income) expense, net	(2.0)	.5	(.2)	.7
Derivatives not designated as hedging instruments
Hedge of USD cash-UK and Swiss subsidiaries	Other (income) expense, net	—	(.1)	—	—
Hedge of EUR cash-USD, UK and Swiss subsidiaries	Other (income) expense, net	(.5)	1.1	(.1)	.2
Hedge of DKK cash-USD subsidiary	Other (income) expense, net	—	.1	—	.2
Hedge of GBP cash-USD subsidiary	Other (income) expense, net	.1	—	—	—
Non-deliverable hedge on USD exposure to CNY	Other (income) expense, net	(.2)	.1	—	.2
Non-deliverable hedge on EUR exposure to CNY	Other (income) expense, net	—	.1	—	.1
Non-deliverable hedge on JPY exposure to CNY	Other (income) expense, net	.3	—	—	—
Total derivative instruments		$9.5	$5.0	$3.8	$3.9

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

Settlement of U.S. Indirect Purchaser Class Action Cases. We reached a tentative settlement in the U.S. Indirect Class Action cases on May 18, 2015, by agreeing to pay an amount not materially different from the amount previously accrued for this claim. We continue to deny all allegations in the cases, but settled the indirect purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The Court preliminarily approved the class settlement on July 31, 2015. The full settlement amount was paid into escrow in the third quarter of 2015. The final settlement approval hearing was held on December 15, 2015 and the Court granted final approval of the settlement. Several objectors filed notices of appeal of the order approving the class settlement to the Sixth Circuit Court of Appeals. On April 14, 2016, the Court ordered the objectors to post an appeal bond by May 13, 2016. Certain of the objectors filed a motion to reconsider or stay the bond order, which the Court denied on May 12, 2016. Subsequently, three of the five objectors voluntarily dismissed their appeals. On June 20, 2016, the Sixth Circuit dismissed the remaining two appeals, one for failure to post an appeal bond, and the other because it was untimely filed. One of the two objectors filed a petition for rehearing en banc (requesting that all judges rather than the normal 3 rule on the appeal) on June 29, 2016. That petition was denied on September 27, 2016 and, on October 3, 2016, the Sixth Circuit stated that it would take no action on the objector's request to stay its ruling or any mandate. On September 27, 2016, the indirect purchaser class plaintiffs filed a motion for sanctions against the objector in District Court, which was granted on October 24, 2016.
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
The plaintiffs in the CAP Carpet case allege full consideration damages of $10.1 (which they argue should be trebled to $30) plus pre-judgment interest at a statutory rate of 10% and attorney fees. The trial in this case, which was scheduled for November 14, 2016, has been postponed until January 23, 2017. We filed a motion for partial summary judgment on March 15, 2016, on several of the key issues of the case, including arguments that CAP Carpet is not entitled to full consideration damages or pre-judgment interest and that full consideration damages are not trebled. On March 15, 2016, CAP Carpet also filed a motion for judgment on the pleadings as to the availability of full consideration damages. We are awaiting the court's ruling on these and other motions.
The plaintiffs in the LaCrosse case also allege full consideration damages (which they argue should be trebled) plus pre-judgment interest and attorney fees. Trial has been scheduled in the LaCrosse case to begin on August 7, 2017, with a court pretrial conference set for December 15, 2016.
Brazilian Value-Added Tax Matters
All dollar amounts (in millions) presented in this section have been updated since our last filing to reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to uncertainties, and based on current facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $21 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian VAT matters. For specific information regarding accruals, and reasonably possible losses in excess of accruals please see "Accruals and Reasonably Possible Losses in Excess of Accruals" below.
We have $12.5 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
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
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $5.1, under MPF Case No. 10855.725260/2012-36 covering the period from January 2008 through December 2010 on the same subject matter. L&P Brazil denied the violation. The Brazilian Revenue Office upheld the assessment at all administrative levels. L&P Brazil has appealed this decision, but the appeal was denied by the second administrative level on January 27, 2015. On December 4, 2015, we filed an Annulment Action, Case No. 009658-07.2015.4.03.6110, at the judicial level seeking to obtain an injunction to allow the transfer of the cash deposit in the amount of $4.8 for the administrative case to a judicial escrow account to cover the updated liability amount of $5.1. The preliminary injunction was granted on December 10, 2015, and we are awaiting the federal attorney's response.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

State of São Paulo, Brazil Cases. The State of São Paulo, Brazil, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil originally seeking $1.8 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.8. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.6 (which included interest from the original assessment date). On September 8, 2016, the Court's expert issued an opinion that supports L&P Brazil's defense, that it used the correct tariff code classification. We are awaiting the Court's ruling.
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
Although the Company denies liability in all threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Litigation contingency accrual - Beginning of period	$8.1	$83.9	$4.1	$68.9
Adjustment to accruals - expense (income) - Continuing operations	5.0	1.5	—	—
Adjustment to accruals - expense (income) - Discontinued operations	—	.7	—	—
Cash payments	(9.0)	(44.7)	—	(27.5)
Litigation contingency accrual - End of period	$4.1	$41.4	$4.1	$41.4
A large percentage of the $41.4 litigation contingency accrual at September 30, 2015 related to antitrust proceedings. The accrual decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements. The above litigation contingency accrual does not include accrued expenses related to worker's compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

on our financial condition, results of operation or cash flows. For more information regarding accrued expenses, see Footnote I - Supplemental Balance Sheet Information under "Accrued expenses" on page 90 of the Company's Form 10-K filed February 25, 2016.
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
Reasonably Possible Losses in Excess of Accruals
Based upon current known facts, as of September 30, 2016, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of the accruals noted above are estimated to be approximately $32. Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any (other than approximately $21, including interest and attorney fees, of reasonably possible losses associated with those Brazilian VAT matters disclosed above and approximately $11 of reasonably possible losses related to antitrust, patent infringement, and other matters), are not expected to materially affect our consolidated financial position, results of operations or cash flows.

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
We are the leading U.S. manufacturer of: a) components for residential furniture and bedding; b) carpet cushion; c) adjustable bed bases; d) work furniture and components; e) high-carbon drawn steel wire; f) automotive seat support and lumbar systems; and g) bedding industry machinery.
Our Segments
Our continuing operations are comprised of 17 business units in four segments, with approximately 21,000 employees, and 130 production facilities located in 19 countries around the world. Our segments are described below.
Residential Furnishings: This segment supplies a variety of components used by bedding and upholstered furniture manufacturers in the assembly of their finished products. We also produce or distribute carpet cushion and geo components. This segment generated 47% of our total sales during the first nine months of 2016.
Commercial Products: Operations in this segment supply chair controls, bases, and other components for office furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 15% of our total sales in the first nine months of 2016.
Industrial Materials: These operations primarily supply drawn steel wire to our other operations and to external customers. Our customers use this wire to make bedding, furniture, automotive seats, mechanical springs, and many other end products. This segment generated 14% of our total sales during the first nine months of 2016.
Specialized Products: From this segment we supply lumbar support and seat suspension systems used by automotive seating manufacturers. We also produce and distribute titanium and nickel tubing for the aerospace industry, quilting and sewing equipment for bedding manufacturers, and racks, shelving and cabinets used to outfit commercial vehicles. This segment contributed 24% of our total sales in the first nine months of 2016.

Total Shareholder Return
Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR is driven by the change in our share price and the dividends we pay [TSR = (Change in Stock Price + Dividends) / Beginning Stock Price]. We seek to achieve TSR in the top third of the S&P 500 over the long-term through an approach that employs four TSR drivers: revenue growth, margin expansion, dividends, and share repurchases.
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At September 30, for the three-year measurement period that will end on December 31, 2016, we have so far generated TSR of 19% per year on average. That performance placed us in the top 15% of the S&P 500, exceeding our top-third goal.
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

Market Demand
Market demand (including product mix) is impacted by several economic factors, with consumer confidence being most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately 20% of our sales.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Throughout 2015, market prices for steel scrap, rod, and flat-rolled products decreased, leading to downward pressure on selling prices. We realized a beneficial pricing lag in 2015 as costs decreased at a faster rate than selling prices. In 2016, steel costs have once again become volatile. Early in the year, steel costs began to inflate and we implemented price increases in some of our businesses to recover the higher costs. In July, we expected the higher costs to hold through the balance of the year, but instead, market prices for certain types of steel began to deflate in the third quarter. We now expect costs to end the year slightly above beginning of year levels.
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
We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor and tax rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities. However, we have reacted to foreign competition in certain cases by selectively adjusting prices, and by developing new proprietary products that help our customers reduce total costs.
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

Because of the documented evasion of antidumping orders by certain importers, typically shipping goods through third countries and falsely identifying the countries of origin, Leggett & Platt, along with several other U.S. manufacturers have formed a coalition and are working with members of Congress, the DOC, and U.S. Customs and Border Protection (CBP) to seek stronger enforcement of existing antidumping and/or countervailing duty orders. As a result of these efforts, the U.S. Congress has passed the Enforcing Orders and Reducing Customs Evasion (ENFORCE) Act. The ENFORCE Act requires CBP to implement a transparent, time-limited process to investigate allegations of duty evasion and to assess duties where appropriate.

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at September 30, 2016, an aggregate litigation contingency accrual of $4 million. The accrual amount decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements. Based on current facts, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of accruals for litigation contingencies (which include antitrust, Brazilian VAT, patent and other matters) are estimated to be $32 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss greater than the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of the recorded accruals. For more information regarding our litigation contingencies accruals and reasonably possible losses in excess of accruals, see Note 15 “Contingencies” on page 25 of the Notes to Consolidated Condensed Financial Statements.
Divestitures and Acquisitions
In 2016, we divested two operations: a small CVP business formerly in the Specialized Products segment, and a small Wire Products operation formerly in the Industrial Materials segment. The combined net proceeds from these divestitures were $47 million, and a gain of $12 million was realized.
We have one remaining CVP operation, which has relocated to a different facility. We have agreed to sell real estate associated with this operation and expect to realize a gain on this transaction in the first half of 2017. This property reached held for sale status in second quarter of 2016. As a result, the fair value of the CVP reporting unit fell below its carrying value, and we incurred in the second quarter a $4 million goodwill impairment charge.

In 2016, we have so far completed two small acquisitions. We acquired a distributor of geosynthetic products for $11 million, expanding our presence in the converting and distribution of geotextiles and geosynthetic products. We also acquired a small U.S. manufacturer of aerospace tube assemblies for $16 million. This business further expands our tube-forming and fabrication capabilities, and also adds precision machining to our aerospace platform.
Also in 2016, we purchased the remaining 30% ownership in an Asian joint venture for $35 million. This business manufactures automotive seat frames and lumbar support systems.
In 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for office, commercial and other settings for $23 million. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. We will acquire the remaining 30% in 2018 and 2020 under the terms of our agreement, and have recorded a long-term liability of $12 million for the future payments.
See Notes 5 and 10 to the Consolidated Condensed Financial Statements on pages 9 and 17 for additional information regarding divestitures and acquisitions, respectively.
Restructuring
There were no significant restructuring-related costs for the nine months ended September 30, 2016 or 2015.
Leggett Settles Claims for Alleged Antitrust Violations
We previously disclosed that we were a plaintiff in an antitrust case against The Dow Chemical Company. We, along with other plaintiffs, alleged that several defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. We reached a settlement of our antitrust claims against The Dow Chemical Company on April 5, 2016, by agreeing to release our claims regarding this matter for a net cash payment of approximately $38 million (pre-tax, after deducting expenses). In the second quarter of 2016, we received payment and recorded after-tax income of approximately $25 million related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $20 million of this after-tax amount was reflected in discontinued operations.
Discontinued Operations
For information on discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
Third Quarter:
Earnings per share (EPS) from continuing operations were $.67, which is unchanged versus the same quarter last year. Current quarter earnings from continuing operations benefited from a lower tax rate related to the new accounting standard for stock-based compensation. This was offset by a reduced benefit from commodity deflation, and lower sales.
Sales from continuing operations were $949 million, a 6% decrease versus the same quarter last year, largely due to four small divestitures completed during the prior twelve months. Same location sales declined by 2%, due to slightly lower unit volume, raw-material related price decreases, and currency impact.
Earnings Before Interest and Taxes (EBIT) decreased 8%, to $130 million, and EBIT margin declined to 13.7%.
LIFO/FIFO and the Effect of Changing Prices
All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method.
For the full year 2016, we estimate $4 million of LIFO expense in continuing operations. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.

The following table contains the LIFO benefit (expense) included in continuing operations for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
LIFO (expense) benefit	$(2.6)	$23.3	$4.7	$13.3
Interest Expense and Income Taxes
Third quarter 2016 interest expense was slightly lower than third quarter of 2015, due primarily to the repayment of $200 million of 5.0% notes that matured in August 2015.
The third quarter effective tax rate on continuing operations was 23%, compared to 27% for the same quarter last year.  The 2016 rate was favorably impacted from $8 million of net stock compensation benefits related to the first quarter adoption of ASU 2016-09, while the 2015 rate benefited from miscellaneous discrete items of $2 million, none of which were individually significant. We anticipate a tax rate on continuing operations for the fourth quarter of approximately 29%, which does not include any future tax effect from stock compensation payments or other discrete tax items which might occur.  Currently, we expect the tax benefit from such discrete tax items to approximate $3 million, which would result in a fourth quarter tax rate of 25%. Our tax rate is also contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.
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

Net Sales (Dollar amounts in millions)	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$490.2	$530.0	$(39.8)	(7.5)%	(7.8)%
Commercial Products	164.3	171.1	(6.8)	(4.0)	(3.9)
Industrial Materials	144.7	191.3	(46.6)	(24.4)	(7.7)
Specialized Products	247.5	239.8	7.7	3.2	5.5
Total	1,046.7	1,132.2	(85.5)	(7.6)
Intersegment sales	(97.8)	(123.1)	25.3
External sales	$948.9	$1,009.1	$(60.2)	(6.0)%	(2.3)%

	Three Months ended September, 30 2016	Three Months ended September, 30 2015	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Three Months ended September 30, 2016	Three Months ended September 30, 2015
Residential Furnishings	$54.9	$58.2	$(3.3)	(5.7)%	11.2%	11.0%
Commercial Products	13.7	14.5	(.8)	(5.5)	8.3	8.5
Industrial Materials	13.0	15.2	(2.2)	(14.5)	9.0	7.9
Specialized Products	42.7	38.0	4.7	12.4	17.3	15.8
Intersegment eliminations & other	1.2	2.3	(1.1)
Change in LIFO reserve	4.7	13.3	(8.6)
Total	$130.2	$141.5	$(11.3)	(8.0)%	13.7%	14.0%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.

Residential Furnishings
Total sales decreased $40 million, or 8%. Unit volume decreased 6%, and raw material-related price decreases and currency impact reduced sales by 2%.
EBIT decreased $3 million, with the impact from lower sales largely offset by pricing discipline.
Commercial Products
In the Commercial Products segment, total sales decreased $7 million, or 4%. Growth in Work Furniture was more than offset by lower sales in Adjustable Bed.

Segment EBIT decreased $1 million, due to lower sales.
Industrial Materials
In the Industrial Materials segment, total sales decreased $47 million, or 24%, largely due to divestitures. Same location sales decreased 8% from a combination of steel-related price decreases and lower unit volume in Drawn Wire.
The segment’s EBIT decreased $2 million, due to lower volume.
Specialized Products
Total sales increased $8 million, or 3%. Same location sales increased 6%, from continued strength in Automotive.
The segment’s EBIT increased $5 million, reflecting higher unit volume and currency benefits.
Discontinued Operations
There was no discontinued operations activity during the third quarter of 2016. For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.
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

	Nine Months ended September 30, 2016 Net Sales	Nine Months ended September 30, 2015 Net Sales	Change in Net Sales		% Change in Same Location Sales(1)
			$	%
Residential Furnishings	$1,472.7	$1,567.9	$(95.2)	(6.1)%	(6.2)%
Commercial Products	478.9	471.6	7.3	1.5	(.6)
Industrial Materials	452.0	610.6	(158.6)	(26.0)	(13.6)
Specialized Products	762.0	711.5	50.5	7.1	8.2
Total	3,165.6	3,361.6	(196.0)	(5.8)
Intersegment sales	(319.4)	(389.0)	69.6
External sales	$2,846.2	$2,972.6	$(126.4)	(4.3)%	(1.5)%

	Nine Months ended September 30, 2016 EBIT	Nine Months ended September 30, 2015 EBIT	Change in EBIT		EBIT Margins(2)
			$	%	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Residential Furnishings	$168.1	$161.0	$7.1	4.4%	11.4%	10.3%
Commercial Products	38.4	33.3	5.1	15.3	8.0	7.1
Industrial Materials	49.7	38.5	11.2	29.1	11.0	6.3
Specialized Products	147.3	115.0	32.3	28.1	19.3	16.2
Intersegment eliminations & other	2.9	1.3	1.6
Change in LIFO reserve	(2.6)	23.3	(25.9)
Total	$403.8	$372.4	$31.4	8.4%	14.2%	12.5%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on external sales.
Residential Furnishings
Same location sales decreased 6%, with unit volume down 2% and raw material-related price decreases and currency impact reducing sales by 4%.
The segment's EBIT increased $7 million from litigation settlement proceeds. The impact from lower sales was largely offset by pricing discipline.
Commercial Products
In the Commercial Products segment, same location sales were down slightly. The Work Furniture acquisition completed in early 2015 contributed to the segment’s total sales growth.

Segment EBIT grew and EBIT margin improved, primarily from operational improvements, and a $2 million gain from the sale of a building.
Industrial Materials
In the Industrial Materials segment, same location sales were down 14% from steel-related price decreases and lower unit volume in Drawn Wire. Total sales also decreased versus the prior year from the divestiture of the Steel Tubing business in late 2015 and the divestiture of a small Wire Products operation in June 2016.
The segment’s EBIT and EBIT margin increased significantly from the non-recurrence of last year’s $6 million Steel Tubing impairment charge, along with cost and efficiency improvements, partially offset by lower unit volume.
Specialized Products
Same location sales increased 8%, with a 9% volume improvement partially offset by a 1% reduction from currency.
The segment’s EBIT increased and EBIT margin improved, primarily reflecting higher volume and an $11 million divestiture gain, partially offset by a $4 million goodwill impairment charge.
Discontinued Operations
In the nine months ended September 30, 2016, discontinued operations activity primarily resulted from the benefit of a litigation settlement attributable to our former Prime Foam business. For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 9.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2016 was $386 million, versus $257 million for the same period last year. The improvement is primarily due to higher earnings, a smaller increase in working capital, and the collection of $28 million of cash proceeds, net of estimated taxes paid, from the antitrust litigation settlement. For 2016, we expect cash from operations to exceed $525 million.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 10.8% of annualized sales. The table below shows this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, total inventories and accounts payable, and believe this provides a useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 40, a substantial amount of cash is held at our international operations and some may not be immediately available to reduce debt on a dollar for dollar basis.

(Amounts in millions)	September 30, 2016	December 31, 2015
Current assets	$1,413	$1,311
Current liabilities	(687)	(701)
Working capital	726	610
Cash and cash equivalents	(317)	(253)
Current debt maturities	1	3
Adjusted working capital	$410	$360
Annualized sales (1)	$3,796	$3,780
Working capital as a percent of annualized sales	19.1%	16.1%
Adjusted working capital as a percent of annualized sales	10.8%	9.5%

(1) Annualized sales equal 3rd quarter 2016 sales of $949 million and 4th quarter 2015 sales of $945 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three primary components of our working capital are discussed below.

Trade Receivables - Our third quarter 2016 Days Sales Outstanding (DSO) increase of two days from the second quarter 2016 was largely driven by timing of payments received from customers.  Our third quarter 2016 DSO increase of  five days compared to our third quarter 2015 DSO was primarily related to an increase in the percentage of total Company trade sales by the Specialized Products segment (whose customers generally have longer terms than those in other segments) on both a quarter over quarter and year over year basis for the third quarter.  Bad debt expense and charge off activity was insignificant during the third quarter 2016, and we believe we have properly reserved for any uncollectible accounts receivable. We continue to look for ways to improve payment patterns of customers and maintain programs with incentives for early payment offered in conjunction with third parties where appropriate.

Total Inventories - The physical flow of materials through our production facilities is generally the same as in prior periods, and our expense associated with slow moving and obsolete inventories during the quarter ended September 30, 2016 was in line with those of recent quarters. We continue to review usage and inventory quantities to determine if current inventory amounts are recoverable by future demand, and establish reserves for slow moving and obsolete inventory when necessary.

Our third quarter 2016 Days Inventory Outstanding (DIO) was the same as in the second quarter, but was higher than the DIO reported at the end of the third quarter in 2015. This is directly related to the effects of the LIFO method of accounting for inventories. Significant steel price deflation resulted in a significant decrease in our LIFO reserves, particularly in the fourth quarter of 2015, limiting comparability of prior quarters' DIO.

Accounts Payable - Our payment terms are materially consistent with our past practices. We strive to optimize payment terms with our vendors and third parties that allow flexible payment options.

The following table presents dollar amounts of key working capital components at the end of the past two quarters:

	Amount (in millions)
	September 30, 2016	June 30, 2016	Change
Trade Receivables, net	$508.4	$490.3	$18.1

Inventories at FIFO	$544.5	$553.9	$(9.4)
LIFO Reserve	(25.9)	(30.5)	4.6
Total inventories at LIFO, net	$518.6	$523.4	$(4.8)

Accounts Payable	$334.9	$339.8	$(4.9)

The next chart shows recent trends in key working capital components (expressed in numbers of days at the end of the past five quarters).

(1)	The inventory ratio represents days of inventory on hand calculated as: ending net inventory ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

(2)	The trade receivables ratio represents the days of sales outstanding calculated as: ending net trade receivables ÷ (quarterly net sales ÷ number of days in the quarter).

(3)	The accounts payable ratio represents the days of payables outstanding calculated as: ending accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the quarter).

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund selective growth, both internally (through capital expenditures) and externally (through acquisitions).

In certain of our businesses and product lines we have minimal excess capacity, and we are investing to support continued growth. In Automotive, we are expanding capacity to support new programs that will begin production over the next few years. In bedding, we are investing in equipment to support ongoing growth and new products. In many of our other businesses, we have available capacity to accommodate additional volume. For each additional $100 million of sales from incremental unit volume produced utilizing spare capacity, we expect to generate approximately $25 million to $35 million of additional pre-tax earnings. With market share gains and higher market demand, our capacity utilization has increased. The earnings and margin improvement that we have realized over the past few years reflects, in part, that higher utilization.

We will continue to make investments to support growth in businesses and product lines where sales are strong, and for efficiency improvement and maintenance. We expect capital expenditures to approximate $125 million in 2016. Our incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis heightens the focus on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Our strategic, long-term, 6-9% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our business units that have been designated as Grow businesses, and are looking for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We completed two acquisitions, and purchased the remaining 30% ownership in an Asian joint venture in the first nine months of 2016. Additional details about acqusitions are discussed in Note 10 on page 17 to the Consolidated Condensed Financial Statements.

Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2016 should approximate $175 million.
In August, we declared a quarterly dividend of $.34 per share, which represented a $.02, or 6%, increase versus third quarter of 2015. Our targeted dividend payout ratio is approximately 50-60% of net earnings. Actual payout had been higher until 2015, but with earnings growth, we are now within the targeted payout range. 2016 marks our 45th consecutive annual dividend increase. We are proud of our dividend growth record and plan to extend it into the future.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the third quarter, we repurchased 0.5 million shares of our stock (at an average price of $52.77 per share) and issued 0.8 million shares through employee benefit plans and option exercises. Year-to-date, we have purchased 4.2 million shares (at an average price of $46.47), and issued 2.2 million. At quarter end, the number of shares outstanding was 133.7 million.
Our top priorities for use of cash are organic growth through capital expenditures, dividends, and strategic acquisitions. After funding those priorities, if there is still cash available, we generally intend to repurchase stock rather than repay debt or stockpile cash. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.
Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2016	December 31, 2015
Long-term debt outstanding:
Scheduled maturities	$761	$761
Average interest rates (1)	3.7%	3.7%
Average maturities in years (1)	6.1	6.8
Revolving credit/commercial paper (2)	294	181
Average interest rate	.8%	.5%
Total long-term debt	1,055	942
Deferred income taxes and other liabilities	224	223
Shareholders’ equity and noncontrolling interest	1,104	1,098
Total capitalization	$2,383	$2,263
Unused committed credit:
Long-term	$456	$419
Short-term	—	—
Total unused committed credit (2)	$456	$419
Current maturities of long-term debt	$1	$3
Cash and cash equivalents	$317	$253
Ratio of earnings to fixed charges (3)	9.6 x	8.6 x

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
(2)
The unused credit amount is based on our revolving credit agreement and commercial paper program which, at year end 2015, had $600 million of borrowing capacity. The credit agreement was amended in the second quarter of 2016 to increase the borrowing capacity to $750 million and the commercial paper program was increased to a corresponding amount.

(3)
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
We believe that adjusting this measure for cash and current maturities allows a more meaningful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures to monitor our financial leverage. Our long-term target is to have net debt as a percent of net capital in the 30%-40% range. As discussed on page 40, a substantial amount of cash is held at our international operations. Therefore, we may not be able to use our cash to reduce our debt on a full dollar-for-dollar basis, as reflected in the net debt to net capital ratio

(Amounts in millions)	September 30, 2016	December 31, 2015
Debt to total capitalization:
Long-term debt	$1,055	$942
Current debt maturities	1	3
Cash and cash equivalents	(317)	(253)
Net debt	$739	$692

Total capitalization	$2,383	$2,263
Current debt maturities	1	3
Cash and cash equivalents	(317)	(253)
Net capitalization	$2,067	$2,013

Long-term debt to total capitalization	44.3%	41.6%

Net debt to net capitalization	35.8%	34.4%

Total debt (which includes long-term debt and current debt maturities) grew $111 million versus year-end 2015 levels due to an increase in commercial paper borrowing.
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

(Amounts in millions)	September 30, 2016	December 31, 2015
Total program authorized	$750	$600
Commercial paper outstanding (classified as long-term debt)	(294)	(181)
Letters of credit issued under the credit agreement	—	—
Total program usage	(294)	(181)
Total program available	$456	$419
The average and maximum amounts of commercial paper outstanding during the third quarter of 2016 were $311 million and $330 million, respectively. At quarter end, we had no letters of credit outstanding under the credit agreement, but we had $59 million of stand-by letters of credit outside the agreement to take advantage of more attractive fee pricing.

With our commercial paper program, cash on hand, cash from operations, and our ability to issue debt in the capital markets, we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Our revolving credit agreement and certain other long-term debt contain restrictive covenants, with which we were comfortably in compliance as of September 30, 2016. The covenants, among other things, limit: a) the total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit agreement), b) the amount of total secured debt to 15% of our consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 40% of total consolidated assets. For more information, see the Company's Form 8-K filed May 18, 2016.
Accessibility of Cash
At September 30, 2016 we had cash and cash equivalents of $317 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
A substantial amount of these funds are held in the international accounts of our foreign operations. Though we do not rely on this foreign cash as a source of funds to support our ongoing U.S. liquidity needs, we believe we could bring most of this cash back to the U.S. over a period of two to three years without material cost. If we were to bring all foreign cash back immediately to the U.S. in the form of dividends, we would incur incremental tax expense of up to $60 million based on our average historic foreign tax rate. However, due to capital requirements in various jurisdictions, approximately $47 million of this cash is currently inaccessible for repatriation. During the first three quarters of 2016 and for the full year 2015, we brought back cash of $2 million and $112 million, respectively, at little to no added tax cost.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. We are currently evaluating these items and the impact on our future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $750 million carrying value by $37 million at September 30, 2016 and was $13 million greater than its $750 million carrying value at December 31, 2015. The fair value of the Company's debt increased primarily due to decreased interest rates at September 30, 2016 as compared to December 31, 2015. The fair value of fixed rate debt at September 30, 2016 and December 31, 2015 was valued using discounted cash flow and secondary market rates provided by Bloomberg. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. The investment in a foreign subsidiary may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign subsidiaries was $863 million at September 30, 2016, compared to $813 million at December 31, 2015.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows, pension expense or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; possible goodwill or other asset impairment; estimates of litigation accruals; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2016 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2016, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

These improvements are ongoing system processes and system enhancements and are not being made in response to any control deficiency or weakness. Our internal control over financial reporting has been and, we expect, will continue to be, effective through this transition. Implementation risk will be controlled through an on-going process of monitoring and evaluation to mitigate potential risk. The system deployments will include fully evaluating and updating our internal control over financial reporting, as well as significant testing and training. Other than the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
There had been no material updates with respect to these matters until mid-July 2015 when the Company learned from counsel for the EPA that the matters had been referred to the U.S. Department of Justice (DOJ). The Company met with representatives of the EPA and the DOJ on February 2, May 25 and June 15, 2016. At the meetings, the government focused on Sterling's compliance with capture and control efficiency and fugitive emissions with its electric arc furnace. On September 26, 2016, the EPA directed Sterling to perform a ventilation study. Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA or DOJ. Neither the EPA nor DOJ specified any amount of penalty being sought in any proceeding to enforce the NOV/FOV, Finding of Violation or in any conference or meeting. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.

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

Throughout 2015, market prices for steel scrap, rod and flat-rolled products decreased, leading to downward pressure on selling prices. Since the beginning of 2016, steel costs have increased modestly. If costs begin to inflate more significantly and we are unable to recover the higher costs through selling price increases, this will negatively impact our results of operations.

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
Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at September 30, 2016, an aggregate litigation contingency accrual of $4 million. The accrual amount decreased from the prior year corresponding quarter primarily due to cash payments for litigation settlements. We also believe, based on current facts that aggregate reasonably possible (but not probable and therefore not recorded) losses in excess of accruals for litigation contingencies (which include antitrust, Brazilian VAT, patent and other matters) are estimated to be $32 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss greater than the recorded accruals, and greater than our estimate of reasonably possible losses in excess of the recorded accruals. These losses could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, see Note 15 “Contingencies” on page 25 of the Notes to Consolidated Condensed Financial Statements.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2016, goodwill and other intangible assets represented $978 million, or 32% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $679 million, or 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

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

Changes in tax laws or challenges to our tax positions could negatively impact our earnings and cash flows.

We are subject to the tax laws and reporting rules of the United States (U.S.) (federal, state and local) and several foreign jurisdictions.  Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty.  There have been proposals, most notably by the Organization for Economic Cooperation and Development, the European Union, the U.S., and Canada, to reform tax laws or change interpretations of existing tax rules.  Some of these proposals, if adopted, could significantly impact how multinational corporations are taxed on their earnings.  Although we cannot predict whether or in what form these proposals will become law, or how they might be interpreted, such changes could have a material adverse effect on our earnings and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2016	143,220	$52.60	—	6,800,151
August 2016	109,348	$52.47	96,486	6,703,665
September 2016	3,000	$52.48	3,000	6,700,665
Total	255,568	$52.54	99,486

(1)
This number includes 156,082 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeitures of restricted stock units during the quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit

Exhibit 12*	-	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	-	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 31.2*	-	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 32.1*	-	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 32.2*	-	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 101.INS**	-	XBRL Instance Document.

Exhibit 101.SCH**	-	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	-	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 8, 2016	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: November 8, 2016	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

Exhibit 12*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; and (v) Notes to Consolidated Condensed Financial Statements.