Form 10-K
period 2016-12-31
LEGGETT & PLATT INC
filed 2017-02-22
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 30, 2016 was $6,600,700,000.
There were 133,744,022 shares of the registrant’s common stock outstanding as of February 10, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
 Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2017.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2016

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

Readers should review Item 1A Risk Factors in this Form 10-K for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•	adverse changes in inflation, currency, political risk, and U.S. or foreign laws or regulations (including tax law changes);

•	adverse changes in consumer sentiment, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to realize 25-35% contribution margin on incremental unit volume produced utilizing spare capacity;

•	our ability to achieve longer-term operating targets and generate average annual TSR of 11%-14%;

•	our ability to achieve expected levels of cash flow;

•	our ability to identify and consummate strategically-screened acquisitions;

•	our ability to maintain and grow the profitability of acquired companies;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cyber-security breaches;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	the amount and timing of share repurchases;

•	the loss of one or more of our significant customers; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices and automobiles. As discussed below, our continuing operations are organized into 17 business units, which are divided into 10 groups under our four segments: Residential Furnishings; Commercial Products; Industrial Materials; and Specialized Products.

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

Products

Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)

•	Wire forms for mattress foundations

•	Machines that we use to shape wire into various types of springs

PART I

Furniture Group

•	Steel mechanisms and motion hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs and sleeper sofas

•	Springs and seat suspensions for upholstered furniture

Fabric & Carpet Cushion Group

•	Structural fabrics for mattresses, residential furniture and industrial uses

•	Carpet cushion (made from bonded scrap foam, fiber, rubber and prime foam)

•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control)

Customers

•	Manufacturers of finished bedding (mattresses and foundations)

•	Manufacturers of upholstered furniture

•	Retailers and distributors of carpet cushion

•	Contractors, landscapers, road construction companies and government agencies using geo components

PART I

Commercial Products Segment

In our Commercial Products segment we design, manufacture, and distribute a wide range of components and finished products for the office seating and sleep specialty, furniture and other retail markets. We are a major provider of adjustable beds and fashion beds, with domestic manufacturing and distribution capability as well as established relationships with global supply sources.

Products

Work Furniture Group

•	Select lines of private-label finished furniture

•	Bases, columns, back rests, casters and frames for office chairs; control devices that allow office chairs to tilt, swivel and elevate

•	Molded plywood components

Consumer Products Group

•	Adjustable beds

•	Fashion beds and bed frames

Customers

•	Office furniture manufacturers

•	Mattress and furniture retailers

PART I

Industrial Materials Segment

The quality of our products and service, together with our low cost, have made Leggett & Platt the leading U.S. supplier of high-carbon drawn steel wire. Our Wire group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have three wire mills that supply virtually all of the wire consumed by our other domestic businesses. We also supply steel wire to trade customers that operate in a broad range of markets.

Products

Wire Group

•	Drawn wire

•	Fabricated wire products

•	Steel rod

Customers

We use about 70% of our wire output to manufacture our own products, including:

•	Bedding and furniture components

•	Automotive seat suspension systems

The Industrial Materials segment also has a diverse group of trade customers that include:

•	Bedding producers

•	Mechanical spring manufacturers

•	Wire distributors

PART I

Specialized Products Segment

Our Specialized Products segment designs, manufactures and sells products including automotive seating components, tubing assemblies for the aerospace industry, bedding industry machinery, and service van interiors. Our established design capability and focus on product development have made us a leader in innovation. We also benefit from our broad geographic presence and our internal production of key raw materials and components.

Products

Automotive Group

•	Mechanical and pneumatic lumbar support and massage systems for automotive seating

•	Seat suspension systems

•	Motors and actuators

•	Control cables

Aerospace Products Group

•	Titanium, nickel and stainless steel tubing, formed tube and tube sub-assemblies

Machinery Group

•	Quilting machines for mattress covers

•	Industrial sewing/finishing machines

Commercial Vehicle Products Group

•	Van interiors (the racks, shelving and cabinets installed in service vans)

Customers

•	Automobile seating manufacturers and OEMs

•	Aerospace suppliers

•	Bedding manufacturers

•	Telecommunication, cable, home service and delivery companies

PART I

Segment Financial Information

For information about sales to trade customers, sales by product line, EBIT, and total assets of each of our segments, refer to Note E on page 86 of the Notes to Consolidated Financial Statements.

    Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. Because of the divestiture of the majority of the Store Fixtures business in late 2014, along with the retirement of the Senior Operating Vice President of the Industrial Materials segment, our management organizational structure and all related internal reporting changed effective January 1, 2015.

The Adjustable Bed and Fashion Bed businesses were moved from Residential Furnishings to Commercial Products. The Aerospace Products business was moved from Industrial Materials to Specialized Products. The Spuhl machinery operation (which produces wire forming equipment primarily for our internal use) was moved from Specialized Products to Residential Furnishings. Additionally, our logistics operations, which primarily include intercompany transportation activity, were moved from Residential Furnishings to Industrial Materials. These segment changes were retrospectively applied to all prior periods presented.

    For information regarding 2017 changes in segment reporting, see "Change in Segment Reporting for 2017" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 33.

PART I

Strategic Direction

Key Financial Metric

Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends)/Beginning Stock Price. Our goal is to achieve TSR in the top third of the S&P 500 companies over rolling three-year periods through an approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.

Our incentive programs reward return generation and profitable growth. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 320 peers).

For information about our TSR targets and performance see the discussion under "Total Shareholder Return" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 31.

Returning Cash to Shareholders

During the past three years, we generated $1.29 billion of operating cash, and we returned much of this cash to shareholders in the form of dividends and share repurchases. Our top priorities for use of cash are organic growth (capital expenditures), dividends, and strategic acquisitions. After funding those priorities, if there is still cash available, we generally intend to repurchase stock rather than repay debt early or stockpile cash.

For information about dividends and share repurchases see the discussion under "Pay Dividends" and "Repurchase Stock" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 46.

Portfolio Management

We utilize a rigorous strategic planning process to help guide decisions regarding business unit roles, capital allocation priorities, and new areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as growth of EBIT (earnings before interest and taxes), EBITDA (earnings before interest, taxes, depreciation and amortization), operating cash flows, and return on assets. Business units in the Grow category should provide avenues for profitable growth from competitively advantaged positions in attractive markets. Core business units are expected to enhance productivity, improve market share, and generate cash flow from operations while using minimal capital. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

Disciplined Growth

We revised our TSR framework in September 2016 to moderately increase the expected long-term contribution from revenue growth to 6-9% (from 4-5% previously). Over the last three years, our average annual revenue growth has been approximately 3%. Growth from the combination of increased unit volume and acquisitions has approximated 7% during that time period, but this was partially offset by a 4% reduction from divestitures, commodity deflation and currency impact.

PART I

Our long-term 6-9% annual revenue growth objective envisions periodic acquisitions. We primarily seek acquisitions within our Grow businesses, and look for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We expect all acquisitions to (a) have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in an attractive and growing market; (b) create value by enhancing TSR; (c) for stand-alone businesses: generally possess revenue in excess of $50 million, strong management and future growth opportunity with a strong market position in a market growing faster than GDP; and (d) for bolt-on businesses: generally possess revenue in excess of $15 million, significant synergies, and a strategic fit with an existing business unit.

Acquisitions

    2016

We acquired three small businesses for an aggregate purchase price of roughly $30 million. The first was a U.S. manufacturer of aerospace tube assemblies. This business further expands our tube forming and fabrication capabilities, and also adds precision machining to our aerospace platform. We also acquired a distributor of geo-synthetic products and a South African producer of mattress innersprings.

In addition to these acquisitions, we purchased the remaining interest in an Automotive joint venture in China for $35 million. This business manufactures seat comfort products and lumbar support systems.

2015

We acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. The initial cash outlay for the 70% interest was $12 million and, per the terms of the agreement, we will acquire the remaining 30% in two equal parts, in 2018 and 2020. We have recorded a long-term liability of approximately $11 million for these future payments. The recorded liability is based upon estimates and may fluctuate significantly until the payment dates.
2014
We acquired Tempur Sealy's three U.S. innerspring production facilities for a purchase price of $45 million. This additional volume enhanced our economies of scale, benefited from our vertical integration in steel rod and wire, and allowed manufacturing optimization across a broad asset base.

We also acquired a German designer and distributor of high-end, European-style motion furniture components for a purchase price of $17 million. This business allows us to meet varying design preferences and broadens the range of our furniture component products.

For more information regarding our acquisitions, please refer to Note Q on page 111 of the Notes to Consolidated Financial Statements.

PART I

Divestitures

2016

We divested four small businesses for total net consideration of $72 million. We sold two Wire Products operations, one that manufactures wire partitions, perimeter guarding and storage lockers, and another that manufactures automatic wire strapping equipment and related consumable wire products.

We also sold a CVP operation that designs and assembles docking stations for mobile computing equipment in vehicles. Finally, we sold a Machinery business that assembles industrial sewing machines.

2015

We sold four operations for total consideration of $36 million. We sold our final two Store Fixtures operations and a small operation within our CVP business. We also sold our Steel Tubing business unit. This business manufactured welded steel tubing and fabricated tube components.

2014

We divested the majority of the Store Fixtures group for total consideration of $64 million. Our Store Fixtures group designed, produced, installed and managed our customer's store fixture projects.

For further information about divestitures and discontinued operations, see Note B on page 81 of the Notes to Consolidated Financial Statements.

PART I

Foreign Operations

The percentages of our trade sales in continuing operations related to products manufactured outside the United States for the previous three years are shown below.

Our international operations are principally located in Europe, China, Canada and Mexico. Our products in these foreign locations primarily consist of:

Europe

•	Innersprings for mattresses

•	Lumbar and seat suspension systems for automotive seating

•	Seamless and welded tubing and specialty formed products for aerospace applications

•	Select lines of private-label finished furniture

•	Recliner mechanisms

•	Machinery and equipment designed to manufacture innersprings for mattresses

China

•	Lumbar and seat suspension systems for automotive seating

•	Cables, motors, and actuators for automotive applications

•	Recliner mechanisms and bases for upholstered furniture

•	Formed wire for upholstered furniture

•	Innersprings for mattresses

•	Office furniture components, including chair bases and casters

Canada

•	Lumbar supports for automotive seats

•	Fabricated wire for the furniture and automotive industries

•	Office chair controls, chair bases and table bases

PART I

Mexico

•	Innersprings and fabricated wire for the bedding industry

•	Automotive control cable systems and seating components

•	Adjustable beds
Our international expansion strategy is to locate our operations where we believe we would possess a competitive advantage and where demand for our components is growing. We have also expanded internationally in instances where our customers move the production of their finished products overseas to supply them more efficiently.

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

PART I

Geographic Areas of Operation

Globally, we have 126 manufacturing facilities; 77 located in the U.S. and 49 located in 18 foreign countries, as shown below. We also have various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

	Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products
North America
Canada	■	■		■
Mexico	■		■	■
United States	■	■	■	■
Europe
Austria				■
Belgium				■
Croatia	■			■
Denmark	■
France				■
Germany				■
Hungary				■
Italy	■
Poland		■
Switzerland	■
United Kingdom	■			■
South America
Brazil	■
Asia
China	■	■		■
India				■
South Korea				■
Africa
South Africa	■

For further information concerning our continuing operations trade sales related to products manufactured, and our tangible long-lived assets located outside the United States, refer to Note E on page 86 of the Notes to Consolidated Financial Statements.

PART I

Sales by Product Line

The following table shows our approximate percentage of continuing operations trade sales by product line for the last three years:

Product Line	2016	2015	2014
Bedding Group	22%	23%	22%
Automotive Group	19	16	16
Fabric & Carpet Cushion Group	18	17	18
Furniture Group	11	11	11
Wire Group	8	9	11
Consumer Products Group	8	8	7
Work Furniture Group	7	6	5
Aerospace Products Group	3	3	3
Commercial Vehicle Products Group	2	3	3
Steel Tubing Group[1]	—	2	2
Machinery Group	2	2	2
1 The Steel Tubing Group was sold in December 2015.

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

PART I

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2016, our largest customer accounted for approximately 7% of our consolidated revenues. Our top 10 customers accounted for approximately 30% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company, as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Furnishings, Specialized Products and Commercial Products segments.

Patents and Trademarks

The chart below shows the approximate number of patents issued, patents in process, trademarks registered and trademarks in process held by our continuing operations as of December 31, 2016. No single patent or group of patents, or trademark or group of trademarks, is material to our operations, as a whole. Most of our patents relate to products sold in the Specialized Products segment, while a substantial majority of our trademarks relate to products sold in the Residential Furnishings and Specialized Products segments.

Some of our most significant trademarks include:

•	ComfortCore®, Mira-Coil®, VertiCoil®, Quantum®, Nanocoil®, Softech®,
Lura-Flex®, Superlastic® and Active Support Technology® (mattress innersprings)

•	Semi-Flex® (box spring components and foundations)

•	Spuhl® (mattress innerspring manufacturing machines)

•	Wall Hugger® (recliner chair mechanisms)

•	Super Sagless® (motion and sofa sleeper mechanisms)

•	No-Sag® (wire forms used in seating)

•	LPSense® (capacitive sensing)

•	Hanes® (fabric materials)

•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)

•	Gribetz® and Porter® (quilting and sewing machines)

PART I

Research and Development

We maintain research, development and testing centers in many locations around the world. We are unable to calculate precisely the cost of research and development because the personnel involved in product and machinery development also spend portions of their time in other areas. However, we estimate our cost of research and development was approximately $25 million in each of the last three years.

Employees

At December 31, 2016, we had approximately 21,300 employees, of which roughly 15,700 were engaged in production. Of the 21,300, approximately 12,000 were international employees (6,200 in China). Roughly 15% of our employees are represented by labor unions that collectively bargain for work conditions, wages or other issues. We did not experience any material work stoppage related to contract negotiations with labor unions during 2016. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2017. The chart below shows the approximate number of employees by segment.

At December 31, 2015, we had approximately 20,000 employees.

PART I

Competition

Many companies offer products that compete with those we manufacture and sell. The number of competing companies varies by product line, but many of the markets for our products are highly competitive. We tend to attract and retain customers through innovation, product quality, competitive pricing and customer service. Many of our competitors try to win business primarily on price but, depending upon the particular product, we experience competition based on quality and performance as well. In general, our competitors tend to be smaller, private companies.

We believe we are the largest U.S. manufacturer, in terms of revenue, of the following:

•	Components for bedding

•	Components for residential furniture

•	Carpet cushion

•	Adjustable bed bases

•	Components for work furniture

•	High-carbon drawn steel wire

•	Automotive seat support and lumbar systems

•	Bedding industry machinery

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

For information about antidumping duty orders regarding innerspring and steel wire rod imports, see "Competition" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 32.

Seasonality

As a diversified manufacturer, we generally have not experienced significant seasonality. However, unusual economic factors in any given year, along with acquisitions and divestitures, can create sales variability and obscure the underlying seasonality of our businesses. Historically, for the Company as a whole, the second and third quarters typically have slightly higher sales, while the first and fourth quarters have generally been lower. Segment level seasonality has also been relatively limited, however the Residential Furnishings segment usually has lower sales in the fourth quarter.

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

Internet Access to Information

We routinely post information for investors under the Investor Relations section of our website (www.leggett.com). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available, free of charge, on our website as soon as reasonably practicable after electronically filed with, or furnished to, the SEC. In addition to these reports, the Company’s Financial Code of Ethics, Code of Business Conduct and Ethics, and Corporate Governance Guidelines, as well as charters for the Audit, Compensation, and Nominating & Corporate Governance Committees of our Board of Directors, can be found on our website under the Corporate Governance section. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Discontinued Operations

For information on discontinued operations, see Note B on page 81 of the Notes to Consolidated Financial Statements.

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

PART I

Steel is our principal raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of fabrics and foam scrap. We experienced significant fluctuations in the cost of these commodities in past years.

As a producer of steel rod, we are also impacted by volatility in metal margins (the difference between the cost of steel scrap and the market price for steel rod). If market conditions cause scrap costs and rod pricing to change at different rates (both in terms of timing and amount), metal margins could be compressed and this would negatively impact our results of operations.

Higher raw material costs in past years led some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods. In some cases, higher cost components were replaced with lower cost components. This primarily impacted our Residential Furnishings product mix and decreased profit margins. If this was to occur again it could negatively impact our results of operations.

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
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at December 31, 2016, an aggregate litigation contingency accrual of $3 million. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $26 million. If our assumptions or analysis regarding these contingencies is incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $26 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, see Note S on page 115 of the Notes to Consolidated Financial Statements.
We are exposed to foreign currency risk which may negatively impact our competitiveness, profit margins and earnings.

We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2016, 34% of our sales were generated by international operations. The revenues and expenses of our foreign operations are generally denominated in local currencies; however, certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our future operations and financial results.

PART I

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2016, goodwill and other intangible assets represented $956 million, or 32% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $703 million, or 24% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.

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

For more information regarding potential goodwill and other long-lived asset impairment, refer to Note C on page 83 of the Notes to Consolidated Financial Statements.

Technology failures or cyber security breaches could have a material adverse effect on our operations.

We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We have transitioned certain corporate-level shared service systems primarily related to our U.S. operations for general ledger, cash application, purchasing and accounts payable disbursements to a new platform during the first quarter of 2017. Technology failures or security breaches of a new or existing infrastructure could create system disruptions or unauthorized disclosure of confidential information. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. We cannot be certain that advances in criminal capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected.

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

We are exposed to political, regulatory, and legislative risks that may arise from actions by U.S. or  foreign governments that could negatively impact our results of operations, financial condition and cash flows.

In 2016, 34% of our sales were generated by international operations.  Further, many of our businesses obtain products, components and raw materials from global suppliers. Accordingly, our business is subject to the political, regulatory, and legislative risks inherent in operating in numerous countries. These regulations and laws are complex and may change. If the U.S. or foreign governments adopt or change regulations, this could negatively impact our results of operation, financial condition and cash flows.

Changes in tax laws or challenges to our tax positions could negatively impact our results of operations, financial condition and cash flows.

We are subject to the tax laws and reporting rules of the U.S. (federal, state and local) and several foreign jurisdictions.  Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty.  There have been proposals, most notably by the Organization for Economic Cooperation and Development, the European Union, the U.S., and Canada, to reform tax laws or change interpretations of existing tax rules.  Some of these proposals, if adopted, could significantly impact how multinational corporations are taxed on their earnings and transactions.  Although we cannot predict whether or in what form these proposals will become law, or how they might be interpreted, such changes could have a material adverse effect on our earnings and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. We currently have 126 manufacturing locations, of which 77 are located across the United States and 49 are located in 18 foreign countries. We also have various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

PART I

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products
United States	77	46	10	6	15
Europe	16	5	1	—	10
China	16	5	1	—	10
Canada	7	2	2	—	3
Mexico	6	2	—	1	3
Other	4	2	—	—	2
Total	126	62	14	7	43

For more information regarding the geographic location of our manufacturing facilities refer to "Geographic Areas of Operation" under Item 1 Business on page 14.
Manufacturing Locations Owned or Leased by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products
Owned	71	41	8	7	15
Leased	55	21	6	—	28
Total	126	62	14	7	43

In 2016, 73% of the Company's net sales allocated to the 126 manufacturing facilities was produced by owned facilities. We also lease many of our manufacturing, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note J on page 94 of the Notes to Consolidated Financial Statements. Of our 126 manufacturing facilities, none are subject to liens or encumbrances that are material to the segment in which they are reported or to the Company as a whole.

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

In the opinion of management, the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow quick and efficient delivery of products and services to our diverse customer base. Our productive capacity, in general, continues to exceed current operating levels. However, utilization has increased in many of our businesses with improving market demand, and we are investing to support growth in several of our businesses, including Automotive, U.S. Spring and European Spring.

PART I

Item 3. Legal Proceedings.

The information in Note S beginning on page 115 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.
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

There had been no material updates with respect to these matters until mid-July 2015 when the Company learned from counsel for the EPA that the matters had been referred to the U.S. Department of Justice (DOJ). The Company met with representatives of the EPA and the DOJ on February 2, May 25 and June 15, 2016. At the meetings, the government focused on Sterling's compliance with capture and control efficiency and fugitive emissions with its electric arc furnace. On September 26, 2016, the EPA directed Sterling to perform a ventilation study. Sterling submitted its proposed ventilation study to the EPA on November 15, 2016.  On December 28, 2016, the EPA approved the proposed study.  We expect to complete the study in the first half of 2017. Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA or DOJ. Neither the EPA nor DOJ specified any amount of penalty being sought in any proceeding to enforce the NOV/FOV, Finding of Violation or in any conference or meeting. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.

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

Name	Age	Position
Karl G. Glassman	58	President and Chief Executive Officer
Matthew C. Flanigan	55	Executive Vice President and Chief Financial Officer
Perry E. Davis	57	Executive Vice President, President - Residential Products & Industrial Products
J. Mitchell Dolloff	51	Executive Vice President, President - Specialized Products & Furniture Products
David M. DeSonier	58	Senior Vice President, Strategy & Investor Relations
Scott S. Douglas	57	Senior Vice President, General Counsel & Secretary
Russell J. Iorio	47	Senior Vice President, Corporate Development
Tammy M. Trent	50	Vice President, Chief Accounting Officer

Subject to the employment and severance benefit agreements with Mr. Glassman and Mr. Flanigan, listed as exhibits to this Report, the executive officers generally serve at the pleasure of the Board of Directors. Our employment agreements with Mr. Glassman and Mr. Flanigan, which expire in May 2017, provide that they may terminate their agreements if not nominated as a director of the Company. In addition, each may terminate their agreement if not appointed to the executive position listed in their respective agreement (or above). See Exhibit Index on page 124 for reference to the agreements.

Karl G. Glassman was appointed Chief Executive Officer of the Company in 2016 and has served as President since 2013. He previously served the Company as Chief Operating Officer from 2006 to 2015. He also served as Executive Vice President from 2002 to 2013, President of Residential Furnishings from 1999 to 2006, Senior Vice President from 1999 to 2002 and in various capacities since 1982.

Matthew C. Flanigan was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 2003 to 2005, Vice President and President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997.

Perry E. Davis was appointed Executive Vice President, President - Residential Products & Industrial Products effective January 1, 2017. He previously served as Senior Vice President and President of the Residential Furnishings segment beginning in 2012. He also served as Vice President of the Company, President—Bedding Group from 2006 to 2012, as Vice President of the Company, Executive VP of the Bedding Group and President—U.S. Spring beginning in 2005. He served as Executive VP of the Bedding Group and President—U.S. Spring from 2004 to 2005, President—Central Division Bedding Group from 2000 to 2004, and in various capacities since 1981.

J. Mitchell Dolloff was appointed Executive Vice President, President - Specialized Products & Furniture Products effective January 1, 2017. He previously served as Senior Vice President and President of the Specialized Products segment beginning in 2016. He served the Company as Vice President from 2014 to 2015. He also served as President of Automotive Asia from 2011 to 2013, Vice President of the Specialized Products segment from 2009 to 2013, and Director of Business Development for Specialized Products from 2007 to 2009. He served the Company in various other capacities since 2000.

PART I

David M. DeSonier was appointed Senior Vice President—Strategy & Investor Relations in 2011. He previously served as Vice President—Strategy & Investor Relations from 2007 to 2011. He has served as Assistant Treasurer since 2002. He joined the Company as Vice President—Investor Relations in 2000.

Scott S. Douglas was appointed Senior Vice President and General Counsel in 2011. He was appointed Secretary of the Company in 2016. He previously served as Vice President and General Counsel from 2010 to 2011, as Vice President—Law and Deputy General Counsel from 2008 to 2010, as Associate General Counsel—Mergers & Acquisitions from 2001 to 2007, and as Assistant General Counsel from 1991 to 2001. He has served the Company in various legal capacities since 1987.

Russell J. Iorio was appointed Senior Vice President, Corporate Development in 2016. He previously served the Company as Senior Vice President, Mergers & Acquisitions from 2014 to 2016. He served the Company as Vice President, Mergers & Acquisitions from 2005 to 2014, and Director of Mergers, Acquisitions & Strategic Planning from 2002 to 2005.

Tammy M. Trent was appointed Vice President, Chief Accounting Officer in 2015. She served as Staff Vice President, Financial Reporting from 2007 to 2015. She previously served the Company in a series of progressively more responsible accounting capacities since 1998.

PART II

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range		Volume of Shares Traded (in Millions)	Dividend Declared
	High	Low
2016
First Quarter	$48.50	$36.64	60.3	$0.32
Second Quarter	51.20	47.11	50.7	0.34
Third Quarter	54.63	45.11	55.6	0.34
Fourth Quarter	50.79	44.02	57.0	0.34
For the Year	$54.63	$36.64	223.6	$1.34
2015
First Quarter	$46.95	$41.36	74.2	$0.31
Second Quarter	49.95	42.34	58.6	0.31
Third Quarter	51.28	39.58	69.7	0.32
Fourth Quarter	47.35	40.83	56.0	0.32
For the Year	$51.28	$39.58	258.5	$1.26
______________________________

Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 10, 2017, we had 8,626 shareholders of record.

Increasing the dividend remains a high priority. In 2016, we increased the quarterly divided by $.02, or 6% to $.34 per share, our largest quarterly increase since 2007. In each year for over 25 years, we have generated operating cash in excess of our annual requirement for capital expenditures and dividends. We expect this again to be the case in 2017. We have no restrictions that materially limit our ability to pay such dividends or that we reasonably believe are likely to limit the future payment of dividends.

For more information on dividends see "Pay Dividends" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 46.

PART II

Issuer Purchases of Equity Securities

The table below is a listing of our purchases of the Company’s common stock during each calendar month of the fourth quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2016	20,310	$45.68	20,000	6,680,665
November 2016	320,109	$47.17	312,703	6,367,962
December 2016	2,873	$48.06	—	6,367,962
Total	343,292	$47.09	332,703
______________________________

(1)
This number includes 10,589 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2017, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2017. No specific repurchase schedule has been established.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2016 [1]	2015 [2]	2014 [3]	2013 [4]	2012 [5]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$3,750	$3,917	$3,782	$3,477	$3,415
Earnings from Continuing Operations	367	328	225	186	231
(Earnings) Attributable to Noncontrolling Interest, net of tax	—	(4)	(3)	(2)	(2)
Earnings (loss) from Discontinued Operations, net of tax	19	1	(124)	13	19
Net Earnings attributable to Leggett & Platt, Inc. common shareholders	386	325	98	197	248
Earnings per share from Continuing Operations
Basic	2.66	2.30	1.57	1.27	1.59
Diluted	2.62	2.27	1.55	1.25	1.57
Earnings (Loss) per share from Discontinued Operations
Basic	.14	.01	(.88)	.09	.13
Diluted	.14	.01	(.87)	.09	.13
Net Earnings (Loss) per share
Basic	2.80	2.31	.69	1.36	1.72
Diluted	2.76	2.28	.68	1.34	1.70
Cash Dividends declared per share	1.34	1.26	1.22	1.18	1.14
Summary of Financial Position
Total Assets	$2,984	$2,964	$3,136	$3,105	$3,251
Long-term Debt, including capital leases	$956	$942	$762	$685	$850

All amounts are presented after tax.

[1]	Net earnings from Continuing Operations for 2016 includes $16 million of gains on sales of businesses, a $3 million goodwill impairment, and a $3 million gain on a foam litigation settlement.

[2]
Net earnings from Continuing Operations for 2015 includes $4 million of impairments and a $2 million loss on the sale of our Steel Tubing business; $4 million associated with litigation accruals; and an $8 million lump-sum pension buyout.

[3]
Net earnings from Continuing Operations for 2014 includes $33 million associated with litigation accruals. Discontinued Operations includes the following items: $93 million of goodwill impairment, a $5 million loss on the sale of the majority of our Store Fixtures unit, and $22 million associated with litigation accruals.

[4]
Net earnings from Continuing Operations for 2013 include charges of $45 million related to the Commercial Vehicle Products group ($43 million goodwill impairment charge and $2 million accelerated amortization of a customer-related intangible asset), and a $9 million bargain purchase gain related to an acquisition.

[5]
Net earnings from Continuing Operations for 2012 include a $27 million net tax benefit primarily related to the release of valuation allowances on certain Canadian deferred tax assets, partially offset by deferred withholding taxes on earnings in China.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HIGHLIGHTS

Sales decreased in 2016, with growth in unit volume and acquisitions more than offset by divestitures, raw material-related price deflation, and currency impact. Sales growth continued in Automotive, reflecting content gains and new program awards, but several other businesses experienced soft market demand and lower unit volume during the year.

Earnings from continuing operations increased reflecting several factors, including divestiture gains, lower income taxes, and reduced share count. Steel inflation in late 2016 and the non-recurrence of a pricing lag benefit associated with deflation in late 2015 offset the benefit from increased unit volume.

We continue to optimize our portfolio by increasing investment in those businesses that possess strong competitive advantage and reducing our exposure to businesses and markets that are less attractive. We increased capital expenditures in 2016 to support product categories that are growing. In addition, we acquired three small businesses and purchased the remaining minority interest in a key Automotive joint venture in China. We also divested four small operations during the year.

Operating cash flow increased significantly versus 2015 levels. Payments made to settle foam litigation in 2015 did not recur, and in 2016 we received litigation settlement proceeds related to a separate matter. Cash from operations also benefited from reduced working capital.

We raised the quarterly dividend by 6% in 2016 (the largest increase since 2007) and extended our record of consecutive annual increases to 45 years. We also bought back 4.5 million shares of our stock.

During the year, we extended the term of and expanded the borrowing capacity under our revolving credit facility to $750 million and correspondingly increased our commercial paper program. We ended 2016 with net debt to net capital comfortably within our long-standing targeted range of 30-40%, as discussed on page 49.

We assess our overall performance by comparing our Total Shareholder Return (TSR) to that of peer companies on a rolling three-year basis. We target TSR in the top third of the S&P 500 over the long term. For the three years ended December 31, 2016, we generated TSR in the top 11% of the S&P 500.

With this top-third TSR goal continuing to be our primary long-term financial objective, in September we revised our TSR framework to place a moderately higher emphasis on disciplined growth and a lesser requirement on further profit margin expansion.

These topics are discussed in more detail in the sections that follow.

PART II

INTRODUCTION

Total Shareholder Return

Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR is driven by the change in our share price and the dividends we pay: TSR = (Change in Stock Price + Dividends) / Beginning Stock Price. We seek to achieve TSR in the top third of the S&P 500 over the long-term through an approach that employs four TSR drivers: revenue growth, margin expansion, dividends, and share repurchases.

We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. For the three-year measurement period that ended December 31, 2016, we generated TSR of 20% per year on average, well above the S&P 500's 9% annual TSR for that same time period. That performance placed us in the top 11% of the S&P 500, achieving our top-third goal.

During 2016, we reevaluated our long-standing TSR framework and concluded that a few modifications were appropriate. We moderately increased the expected long-term contribution from revenue growth (to 6-9% per year on average) and reduced the expected benefit from additional EBIT margin increases. The table below shows the components of TSR, including our prior targets and our revised current targets. Accomplishing this level of performance over rolling three-year periods should enable us to consistently attain our top-third TSR goal.

	Prior Targets	Current Targets
Revenue Growth	4-5%	6-9%
Margin Increase	2-3%	1%
Change in Multiple	-	-
Dividend Yield	3-4%	3%
Stock Buyback	2-4%	1%
Total Shareholder Return	12-15%	11-14%

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

We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag in recovering higher costs, and we also realize a lag as costs decline.

Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Throughout 2015, market prices for steel scrap, rod, and flat-rolled products decreased significantly, leading to downward pressure on selling prices. We realized a beneficial pricing lag during 2015, as costs generally decreased at a faster rate than selling prices. In 2016, steel costs have once again become volatile. Steel inflation during the first half of the year was followed by deflation in the third quarter, and significant inflation late in the year. With the normal lag in selling price increases, this cost inflation led to margin pressure in the fourth quarter. We are implementing price increases in early 2017 to begin recovering the higher costs.

As a producer of steel rod, we are also impacted by changes in metal margins (the difference between the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile in past years and were moderately compressed in late 2016.

Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in past years and generally have been able to pass them through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We must continue providing product options to our customers that enable them to improve the functionality of their products and manage their costs, while providing higher profits for our operations.

Competition

Many of our markets are highly competitive, with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies. Many of our competitors, both domestic and foreign, compete primarily on the basis of price. Our success has stemmed from the ability to remain price competitive, while delivering innovation, better product quality, and customer service.

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

PART II

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

An antidumping and countervailing duty case filed in January 2014 by major U.S. steel wire rod producers was concluded in December 2014, resulting in the imposition of duties on imports of Chinese steel wire rod. The antidumping duties range from 106% to 110% and the countervailing duties range from 178% to 193%. Both remain in effect through December 2019.

Because of the documented evasion of antidumping orders by certain importers, typically shipping goods through third countries and falsely identifying the countries of origin, Leggett and several other U.S. manufacturers formed a coalition to seek stronger enforcement of existing antidumping and/or countervailing duty orders.  As a result of these efforts, the U.S. Congress passed the Enforcing Orders and Reducing Customs Evasion (ENFORCE) Act.  The ENFORCE Act requires U.S. Customs and Border Protection to implement a transparent, time-limited process to investigate allegations of duty evasion and to assess duties where appropriate.

Leggett Settles Claims as Plaintiff

We previously disclosed that we were a plaintiff in an antitrust case against The Dow Chemical Company. We, along with other plaintiffs, alleged that several defendants conspired to fix prices and allocate customers and markets for certain urethane chemical products. We reached a settlement for our antitrust claims against The Dow Chemical Company in 2016 by agreeing to release our claims regarding this matter for a net cash payment of approximately $38 million (pretax, after deducting expenses). We received payment in 2016 and recorded after-tax income of $25 million. Because the settlement is largely attributable to our former Prime Foam Products business, $20 million was reflected in discontinued operations.

Change in Segment Reporting for 2017

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. In conjunction with a change in executive officers, our management organizational structure and all related internal reporting changed as of January 1, 2017. Effective January 1, 2017, Perry E. Davis became President of the Residential Products and Industrial Products segments, and J. Mitchell Dolloff became President of the Specialized Products and Furniture Products segments.

The composition of our four segments also changed effective January 1, 2017. The table below outlines the new segment structure. We will report under this new structure when we file our 2017 first quarter10-Q.

Residential Products	Industrial Products	Furniture Products	Specialized Products

Bedding Group	Wire Group	Work Furniture Group	Automotive Group
Fabric & Carpet Cushion Group		Home Furniture Group	Aerospace Products Group
Machinery Group		Consumer Products Group	CVP Group

The new structure will be largely the same as in prior years except that the Home Furniture Group will be moved from Residential Products (formerly Residential Furnishings) to Furniture Products (formerly Commercial Products), and the Machinery Group will be moved from Specialized Products to Residential Products. The Industrial Products segment (formerly Industrial Materials) will have no changes.

PART II

RESULTS OF OPERATIONS—2016 vs. 2015

Sales decreased 4% in 2016, with slightly higher unit volume and acquisitions more than offset by divestitures, raw material-related price deflation, and currency impact. Sales growth continued in Automotive, reflecting content gains and new program awards, but several other businesses experienced soft market demand and lower unit volume during the year.

Earnings from continuing operations increased from several factors, including divestiture gains. The benefit from increased unit volume and lower income taxes was partially offset by steel inflation and the non-recurrence of a pricing lag benefit associated with deflation late in 2015. Further details about our consolidated and segment results are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2016, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	%
Net sales:
Year ended December 31, 2015	$3,917
Divestitures	(141)	(4)%
2015 sales excluding divestitures	3,776
Approximate volume gains	58	2%
Approximate raw material-related deflation and currency impact	(111)	(3)%
Same location sales	(53)	(1)%
Acquisition sales growth	27	1%
Year ended December 31, 2016	$3,750	(4)%
Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2015	$328
Divestiture gains	17
Litigation settlement gain	5
Non-recurrence of lump-sum pension buyout	8
Other, including benefit from higher volume and lower income taxes, partially
offset by steel inflation and non-recurrence of prior year pricing lag benefit	9
Year ended December 31, 2016	$367
Earnings Per Diluted Share (continuing operations)—2015	$2.27
Earnings Per Diluted Share (continuing operations)—2016	$2.62

Sales decreased 4%, with unit volume growth and small acquisitions more than offset by divestitures, raw material-related price decreases, and currency impact. Strong growth in Automotive was partially offset by soft demand in several other markets, including bedding and home furniture.

During 2016, we divested two Wire Products operations, a CVP business and a Machinery operation. These businesses had total combined annual sales of approximately $100 million.

As indicated in the table above, earnings from continuing operations increased from divestiture gains (related to a CVP business and a Wire Products business), a litigation settlement gain, and the non-recurrence of the prior

PART II

year's lump-sum pension buyout. Operationally, earnings also benefited from higher unit volume and lower income taxes related to a new accounting standard for stock-based compensation. These improvements were partially offset by steel inflation that began to occur in late 2016 and the non-recurrence of the prior year pricing lag benefit (that occurred as steel costs deflated in late 2015).

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. In 2016, increasing steel costs, particularly in the fourth quarter, resulted in a full-year pretax LIFO expense of $11 million. In 2015, significant deflation in steel costs, particularly in the fourth quarter, resulted in a full-year pretax LIFO benefit of $46 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 75.

Interest and Income Taxes

Net interest expense in 2016 decreased slightly due to the repayment of a $200 million 5% note in August 2015.

Our tax rate is determined by a combination of items, some recurring and some discrete.  Recurring items include things like income earned in various tax jurisdictions, and differences in tax rates in those jurisdictions.  These items tend to be relatively stable from year to year.  Conversely, discrete items are things that may not be as consistent from year to year.

While the U.S. statutory federal income tax rate was 35% in both years, our worldwide effective income tax rate on continuing operations was 25% in 2016, compared to 27% for 2015.  In both years our tax rate benefited from earnings in non-U.S. jurisdictions, which reduced our effective tax rate by 6% in each year.  In addition, the 2016 tax rate benefited by 3% related to the tax effects of stock-based compensation deductions in the year, and 1% (net) from other items.  The 2015 tax rate benefited by 1% related to the reduction of a tax accrual for Chinese earnings that we decided to reinvest within China to acquire the remaining interest in a joint venture and 1% (net) from other items.

In the first quarter of 2016 we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (see Note A to the Consolidated Financial Statements on page 79).  This ASU provides that the tax effects of stock-based awards must be treated as discrete items affecting the tax rate in the interim reporting period in which the tax deductions occur.  Many variables (such as timing of award settlements or expirations, changes in stock price over time, ultimate payout levels for awards with performance contingencies, shares cancelled before vesting, and the tax rules in effect at the time of settlement) will impact both the timing and the amount of the tax deductions.  Thus, this ASU is likely to add more volatility to the effective tax rate of companies such as Leggett that use stock-based compensation plans.

PART II

Segment Results

In the following section we discuss 2016 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note E to the Consolidated Financial Statements on page 86.

(Dollar amounts in millions)	2016	2015	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales
Residential Furnishings	$1,937	$2,064	$(127)	(6)%	(6)%
Commercial Products	630	623	7	1%	(1)%
Industrial Materials	583	777	(194)	(25)%	(12)%
Specialized Products	1,012	955	57	6%	7%
Total Sales	4,162	4,419	(257)
Intersegment sales elimination	(412)	(502)	90
Trade sales	$3,750	$3,917	$(167)	(4)%	(1)%

	2016	2015	Change in EBIT		EBIT Margins (2)
			$	%	2016	2015
EBIT
Residential Furnishings	$213	$205	$8	4%	11.0%	9.9%
Commercial Products	53	42	11	24%	8.3%	6.8%
Industrial Materials	75	51	24	48%	12.8%	6.5%
Specialized Products	192	156	36	23%	19.0%	16.3%
Intersegment eliminations & other	—	(13)	13
Change in LIFO reserve	(11)	46	(57)
Total EBIT	$522	$487	$35	7%	13.9%	12.4%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Furnishings

Residential Furnishings sales decreased 6% in 2016 from a combination of lower unit volume in several product categories, lower pass-through sales of adjustable beds (which originate in Commercial Products but are occasionally distributed through Residential Furnishings), raw material-related price decreases, and currency impact. Within our U.S. Spring business, total innerspring units decreased 6%, but growth continued in ComfortCore® (our pocketed coil innersprings), with unit volume in that category up 4%. Volume also increased in our European Spring business but declined in Home Furniture.

EBIT and EBIT margin increased in 2016 due to a litigation gain ($7 million) and non-recurrence of last year's foam litigation expense ($5 million). Operationally, the impact on EBIT from lower unit volume was partially offset by pricing discipline.

PART II

Commercial Products

Sales in Commercial Products increased slightly from a Work Furniture acquisition completed in March 2015. Same location sales were down slightly for the year. Adjustable Bed unit volume increased 1% (versus strong growth in each of the prior two years) as we began ramping up new programs selling directly to major bedding retailers and transitioning away from former programs with bedding manufacturers. The decline in these bedding customer programs also caused the decrease in "pass-through sales of adjustable beds" discussed in the Residential Furnishings segment above.

EBIT and EBIT margin increased in 2016, primarily from operational improvements, gains from building sales of $3 million, and a favorable sales mix.

Industrial Materials

Same location sales in Industrial Materials were down 12% from steel-related price decreases and lower unit volume in Drawn Wire. Total sales in the segment declined 25%, also reflecting the divestitures of the Steel Tubing business in late 2015 and two small Wire Products operations in 2016.

EBIT and EBIT margin increased due to a divestiture gain ($16 million) from the sale of one of the Wire Products operations, and the non-recurrence of the prior year's impairment charge ($6 million) and divestiture loss ($3 million), both associated with the sale of the Steel Tubing business. The impact during the year from operational improvements and lower unit volume essentially offset.

Specialized Products

In Specialized Products, sales increased 6% in 2016, with volume gains in Automotive and a small Aerospace acquisition completed early in the year, partially offset by divestitures of two small CVP operations, and currency impact.

EBIT and EBIT margin increased from higher sales, a divestiture gain ($11 million) related to the sale of a CVP operation, and currency impact. These items were partially offset by goodwill impairment of $4 million.

We have agreed to sell real estate associated with the remaining CVP business and expect to realize a gain on this transaction in the first half of 2017. This property reached held for sale status in 2016, causing the fair value of the CVP reporting unit to fall below its carrying value, and triggering the $4 million impairment charge.

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased to $19 million from $1 million in 2015. This increase is primarily due to a litigation gain ($20 million) related to our former Prime Foam business. For further information about discontinued operations, see Note B to the Consolidated Financial Statements on page 81.

PART II

RESULTS OF OPERATIONS—2015 vs. 2014

Sales from continuing operations grew 4% in 2015, with higher unit volume and acquisitions partially offset by raw material-related price deflation and currency impact. Nearly all of our businesses experienced unit volume growth during the year from a combination of new program awards, market share gains, and broadly improving end market demand.

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

(Dollar amounts in millions, except per share data)	Amount	%
Net sales (continuing operations):
Year ended December 31, 2014	$3,782
Approximate volume gains	196	6%
Approximate raw material-related deflation and currency impact	(183)	(5)%
Same location sales	13	1%
Acquisition sales growth	123	3%
Divestitures	(1)	—%
Year ended December 31, 2015	$3,917	4%
Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2014	$225
Lower foam litigation expense	30
Lump-sum pension buyout	(8)
Other, including benefit from higher sales and pricing discipline	81
Year ended December 31, 2015	$328
Earnings Per Diluted Share (continuing operations)—2014	$1.55
Earnings Per Diluted Share (continuing operations)—2015	$2.27

Same location sales (from continuing operations) grew 1%, with volume gains in Automotive, in most of our Residential Furnishings businesses, and in Adjustable Bed, largely offset by raw material-related price deflation and currency impact.

Full year 2015 sales growth also benefited from the July 2014 acquisition of Tempur Sealy's three innerspring component production facilities, the March 2015 acquisition of a Work Furniture business, and other smaller acquisitions. In late 2015, we sold our Steel Tubing business (which had total annual sales of approximately $100 million), and a small CVP operation. These divestitures did not significantly impact the comparison of 2015's sales to the prior year.

Earnings from continuing operations increased significantly in 2015, primarily from higher sales and pricing discipline. As indicated in the table above, earnings also benefited from the reduction in foam litigation expense ($3

PART II

million in 2015 versus $33 million in 2014). Partially offsetting these improvements was a one-time lump-sum pension buyout funded from pension plan assets late in 2015.

LIFO Impact

All of our segments use the first-in, first-out (FIFO) method for valuing inventory. In our consolidated financials, an adjustment is made at the corporate level (i.e., outside the segments) to convert about 50% of our inventories to the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories. In 2014, steel costs were relatively stable and we ended the year with LIFO expense of $1 million. Significant deflation in steel costs during 2015, particularly in the fourth quarter, resulted in a full-year pretax LIFO benefit of $46 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 75.

Interest and Income Taxes

Net interest expense in 2015 increased slightly versus 2014.

Our tax rate is determined by a combination of items, some recurring and some discrete.  Recurring items include things like income earned in various tax jurisdictions, and differences in tax rates in those jurisdictions.  These items tend to be relatively stable from year to year.  Conversely, discrete items are things that may not be as consistent from year to year.

While the U.S. statutory federal income tax rate was 35% in both years, our worldwide effective income tax rate on continuing operations was 27% in 2015, compared to 24% for 2014.  In both years our tax rate benefited from earnings in non-U.S. jurisdictions, which reduced our effective tax rate by 6% in 2015, and 7% in 2014.  In addition, the 2015 tax rate benefited by 1% related to the reduction of a tax accrual for Chinese earnings that we decided to reinvest within China to acquire the remaining interest in a joint venture, and 1% (net) from other items.  The 2014 tax rate benefited by 3% related to additional Domestic Production Activities Deductions claimed for the current and prior years, and 1% (net) from other items.

PART II

Segment Results (continuing operations)

In the following section we discuss 2015 sales and EBIT from continuing operations for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note E to the Consolidated Financial Statements on page 86.

(Dollar amounts in millions)	2015	2014	Change in Sales		% Change Same Location Sales (1)
			$	%
Sales (continuing operations)
Residential Furnishings	$2,064	$1,958	$106	5%	1%
Commercial Products	623	516	107	21%	12%
Industrial Materials	777	813	(36)	(4)%	(4)%
Specialized Products	955	914	41	4%	4%
Total Sales	4,419	4,201	218
Intersegment sales elimination	(502)	(419)	(83)
Trade sales	$3,917	$3,782	$135	4%	1%

	2015	2014	Change in EBIT		EBIT Margins (2)
			$	%	2015	2014
EBIT (continuing operations)
Residential Furnishings	$205	$136	$69	51%	9.9%	6.9%
Commercial Products	42	31	11	35%	6.8%	6.0%
Industrial Materials	51	43	8	19%	6.5%	5.3%
Specialized Products	156	126	30	24%	16.3%	13.7%
Intersegment eliminations & other	(13)	(3)	(10)
Change in LIFO reserve	46	(1)	47
Total EBIT	$487	$332	$155	47%	12.4%	8.8%
______________________________

(1)	This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Furnishings

Residential Furnishings sales increased 5% in 2015, with unit volume growth in most product categories and acquisitions partially offset by raw material-related price decreases and currency impact. Volume grew in Bedding, Home Furniture, Geo Components, and Fabric Converting. Within our U.S. Spring business, we again experienced significant growth in ComfortCore® (our pocketed coil innersprings), with unit volume in that product category up 51%. We expect strong growth in this category to continue from our introduction of new ComfortCore® products and our customers' growing use of these components in their product lines.

EBIT and EBIT margin increased in 2015 due to higher sales, pricing discipline, and significantly lower foam litigation expense ($48 million).

PART II

Commercial Products

Sales in Commercial Products increased 21% in 2015, with same location sales up 12%. Continued strong demand in the Adjustable Bed and Fashion Bed businesses drove this improvement. Unit volume in the Adjustable Bed business increased 51% from a combination of new programs and strength in ongoing customer programs. In our Work Furniture business, we acquired a European private-label manufacturer of high-end upholstered furniture. Acquisitions contributed 9% to the segment's sales growth during the year.

EBIT and EBIT margin increased in 2015, primarily from higher sales and improved operating efficiency.

Industrial Materials

Sales in the segment decreased 4% in 2015, with higher unit volume in Drawn Wire more than offset by steel-related price decreases and reduced rod mill trade sales.

EBIT and EBIT margin improved versus 2014, with cost reductions more than offsetting a $6 million impairment charge and a $3 million divestiture loss, both of which related to the sale of our Steel Tubing business late in the year.

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

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, increased to $1 million from a loss of $124 million in 2014. This significant increase is primarily due to the non-recurrence of a goodwill impairment charge of $93 million related to the Store Fixtures business, and foam litigation accruals of $22 million. The divestiture of the majority of the Store Fixtures business late in 2014 resulted in an additional loss of $5 million. Two remaining Store Fixtures facilities were sold in 2015 and resulted in a gain of $3 million.

2014 Goodwill Impairment of Store Fixtures Group

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. We review our reporting units for potential goodwill impairment in June of each year, and more often if an event or circumstance occurs making it likely that impairment exists. In 2014, we concluded that an impairment charge of $108 million ($93 million after tax) was required for our Store Fixtures group. This non-cash impairment charge reflected the complete write-off of the goodwill associated with the Store Fixtures group. For more information, see Note C to the Consolidated Financial Statements on page 83.

For further information about discontinued operations, see Note B to the Consolidated Financial Statements on page 81.

PART II

LIQUIDITY AND CAPITALIZATION

Cash from operations was very strong in 2016. In each year for over 25 years, our operations have provided more than enough cash to fund both capital expenditures and dividend payments. We expect this to again be the case in 2017.

We continue to invest to support businesses and product categories that are growing. This resulted in higher capital expenditures in 2016, and we expect further increases in 2017.

We raised the quarterly dividend by 6% (the largest increase since 2007) and extended our record of consecutive annual increases to 45 years. We also bought back 4.5 million shares of our stock during the year.

In May 2016, we extended the term of our revolving credit facility to May 2021 and expanded the borrowing capacity from $600 million to $750 million and correspondingly increased our commercial paper program. We ended 2016 with net debt to net capital comfortably within our long-standing targeted range of 30-40%, as discussed on page 49.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations.

Cash from operations increased significantly in 2016. Payments we made to settle foam litigation in 2015 (totaling $82 million) did not recur, and in 2016 we received litigation settlement proceeds (of $25 million net of taxes paid) related to the antitrust claims discussed on page 33. Cash from operations also reflected higher earnings and lower working capital. The reduction in working capital was driven primarily by changes in accounts payable that were largely due to steel price inflation in late 2016 (versus deflation in late 2015).

Cash from operations should exceed $450 million in 2017, with working capital increases attributable to sales growth and inflation expected to be uses of cash.

PART II

We closely monitor our working capital levels, and we ended 2016 with adjusted working capital at 9.4% of annualized sales1. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, total inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 50, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar for dollar basis.

(Dollar amounts in millions)	2016	2015
Current assets	$1,325	$1,311
Current liabilities	(707)	(701)
Working capital	618	610
Cash and cash equivalents	(282)	(253)
Current debt maturities	4	3
Adjusted working capital	$340	$360
Annualized sales [1]	$3,616	$3,780
Working capital as a percent of annualized sales	17.1%	16.1%
Adjusted working capital as a percent of annualized sales	9.4%	9.5%
___________________________________________

1.
Annualized sales equal 4th quarter sales ($904 million in 2016 and $945 million in 2015) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
	2016	2015	2014		2016	2015	2014
Trade Receivables	$451	$449	$469	DSO [1]	44	43	44

Inventories	$520	$505	$481	DIO [2]	66	60	59

Accounts Payable	$351	$307	$370	DPO [3]	42	41	43

Calculations of days are as follows:

1.	Days sales outstanding: ((beginning of year trade receivables + end of year trade receivables)÷2) ÷ (net trade sales ÷ number of days in the year).

2.	Days inventory on hand: ((beginning of year trade inventory + end of year inventory)÷2) ÷ (cost of goods sold ÷ number of days in the year).

3.	Days payables outstanding: ((beginning of year accounts payable + end of year accounts payable)÷2) ÷ (cost of goods sold ÷ number of days in the year).

PART II

Trade Receivables - Our net trade receivables and our days sales outstanding at December 31, 2016 did not meaningfully change compared to the prior year. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms. In cases where a customer’s payment performance or financial condition begins to deteriorate, we tighten our credit limits and terms and make appropriate reserves. Our provision for losses on accounts receivable has averaged $3 million and our allowance for bad debt as a percentage of our net receivables has averaged 2% for the last three years.

Inventories - The increase in inventories of $15 million at December 31, 2016 compared to the prior year primarily reflects higher levels necessary to support sales growth and meet customer delivery requirements, as well as opportunistic purchases of raw materials,

Days inventory on hand of 66 days at the end of 2016 is within a reasonable historical range, and we believe the increase compared to the prior year does not indicate a greater risk of inventory obsolescence. We continuously monitor our slow moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 120 days. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We have averaged inventory obsolescence charges of $10 million annually for the last three years. Our reserve balances (not including our LIFO reserves) as a percentage of our year-end inventory were 6.4% at the end of 2016, which is consistent with our historical average.

Accounts Payable - The increase in accounts payables of $44 million at December 31, 2016 compared to the prior year is primarily due to steel price volatility experienced in both 2016 (increasing prices, particularly toward the end of the year) and 2015 (decreasing prices, particularly toward the end of the year). Steel is our principal raw material. Our payment terms did not change meaningfully in 2016 or 2015. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options.

PART II

Uses of Cash

Finance Capital Requirements

Cash is readily available to fund growth.

In certain of our businesses and product lines we have minimal excess capacity, and we are investing to support continued growth. In Automotive, we are expanding capacity to support new programs that will begin production over the next few years. In Bedding, we are investing in equipment to support ongoing growth in ComfortCore® innersprings and newer product features.

We will continue to make investments to support expansion in businesses and product lines where sales are growing, and for efficiency improvement and maintenance. We expect capital expenditures to approximate $150 million in 2017. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

In some of our businesses, we have capacity to accommodate additional volume. For each $100 million of sales from incremental unit volume produced utilizing spare capacity, we expect to generate approximately $25 million to $35 million of additional pre-tax earnings. The earnings and margin improvement that we have realized over the past few years reflects, in part, higher utilization in our businesses from market share gains and higher market demand.

Our long-term 6-9% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow business units, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage).

In 2014, we purchased Tempur Sealy's three U.S. innerspring production facilities for $45 million. We also acquired a German designer and distributor of high-end, European-style motion components for residential furniture.

PART II

In 2015, we acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture for an initial cash outlay of $12 million and will acquire the remaining 30% in two equal parts, in 2018 and 2020 for a currently estimated amount of $11 million. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally.

In 2016, we acquired three small businesses for a total purchase price of $30 million. The first, a U.S. manufacturer of aerospace tube assemblies, expands our tube forming and fabrication capabilities and adds precision machining to our aerospace platform. The second is a distributor of geosynthetic products, and the third, a South African producer of mattress innersprings. In addition to these acquisitions, we purchased the remaining interest in an Automotive joint venture in China for $35 million.

Additional details about acquisitions can be found in Note Q to the Consolidated Financial Statements on page 111.

Pay Dividends

Increasing the dividend remains a high priority. In 2016, we increased the quarterly dividend by $.02, or 6%, to $.34 per share, our largest quarterly increase since 2007. This extended our record of consecutive annual dividend increases to 45 years. Our targeted dividend payout ratio is approximately 50-60% of continuing operations adjusted EPS (which would exclude special items such as divestiture gains, impairment charges, litigation accruals and settlement proceeds). We expect future dividend growth to approximate earnings growth.

PART II

Repurchase Stock

As shown in the chart above, share repurchases were significant in each of the last three years. During that time frame, we repurchased a total of 14.3 million shares of our stock and issued 8.4 million shares (through employee benefit plans and stock option exercises), reducing outstanding shares by 4%. In 2016, we repurchased 4.5 million shares (at an average price of $46.52) and issued 2.4 million shares.

Our top priorities for uses of cash are organic growth (via capital expenditures), dividends, and strategic acquisitions. After funding those priorities, to the extent there is remaining cash available, we generally intend to repurchase stock rather than repay debt early or stockpile cash. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2016	2015	2014
Long-term debt outstanding:
Scheduled maturities	$760	$761	$762
Average interest rates (1)	3.7%	3.7%	4.6%
Average maturities in years (1)	5.8	6.8	6.4
Revolving credit/commercial paper	196	181	—
Average interest rate on year-end balance	1.0%	.5%	—%
Average interest rate during the year	.8%	.5%	.2%
Total long-term debt	956	942	762
Deferred income taxes and other liabilities	227	223	227
Equity	1,094	1,098	1,155
Total capitalization	$2,277	$2,263	$2,144
Unused committed credit: (2)
Long-term	$554	$419	$600
Short-term	—	—	—
Total unused committed credit	$554	$419	$600
Current maturities of long-term debt	$4	$3	$202
Cash and cash equivalents	$282	$253	$333
Ratio of earnings to fixed charges (3)	9.6 x	8.6 x	6.0 x
___________________________________________

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.

(2)
The unused credit amount is based upon our revolving credit facility and commercial paper program which, at the end of 2015, had $600 million of borrowing capacity. The credit facility was amended in the second quarter of 2016 to increase the borrowing capacity to $750 million and the commercial paper program was increased to a corresponding amount.

(3)
Fixed charges include interest expense, capitalized interest, plus implied interest included in operating leases. Earnings consist principally of income from continuing operations before income taxes, plus fixed charges.

PART II

The next table shows the ratio of long-term debt to total capitalization at December 31, 2016 and 2015, calculated in two ways:

•	Long-term debt and total capitalization as reported in the previous table.

•	Long-term debt and total capitalization each reduced by total cash and increased by current maturities of long-term debt.

We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures as supplemental information to track leverage trends across time periods with variable levels of cash. Our long-term target is to have net debt as a percentage of net capital in the 30-40% range. As discussed on page 50, a substantial amount of cash is held by our international operations. Therefore, we may not be able to use all of our cash to reduce our debt on a dollar-for-dollar basis, as reflected in the net debt to net capital ratio.

(Dollar amounts in millions)	2016	2015
Long-term debt	$956	$942
Current debt maturities	4	3
Cash and cash equivalents	(282)	(253)
Net debt	$678	$692
Total capitalization	$2,277	$2,263
Current debt maturities	4	3
Cash and cash equivalents	(282)	(253)
Net capitalization	$1,999	$2,013
Long-term debt to total capitalization	42.0%	41.6%
Net debt to net capitalization	33.9%	34.4%

Total debt (which includes long-term debt and current debt maturities) increased $15 million in 2016, all of which occurred in commercial paper.

Short Term Borrowings

We can raise cash by issuing up to $750 million in commercial paper through a program that is backed by our $750 million revolving credit facility with a syndicate of 14 lenders. In May 2016, we increased the borrowing capacity under the facility and extended the term by two years to 2021. The credit facility allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Dollar amounts in millions)	2016	2015	2014
Total program authorized	$750	$600	$600
Commercial paper outstanding (classified as long-term debt)	(196)	(181)	—
Letters of credit issued under the credit facility	—	—	—
Total program usage	(196)	(181)	—
Total program available	$554	$419	$600

The average and maximum amounts of commercial paper outstanding during 2016 were $292 million and $345 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $282 million and $323 million respectively. At year end, we had no letters of credit outstanding under the credit facility, but we had issued $57 million of stand-by letters of credit under other bank agreements to take advantage of better pricing.

PART II

With operating cash flow, cash on hand, our commercial paper program, and our ability to issue debt in the capital markets, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants, with which we were comfortably in compliance as of December 31, 2016. The covenants limit, among other things: a) our total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), b) the amount of total secured debt to 15% of our total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 40% of total consolidated assets. For more information about long-term debt, see Note I to the Consolidated Financial Statements on page 93.

Accessibility of Cash

At December 31, 2016, we had cash and cash equivalents of $282 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.

Nearly all of these funds are held in the international accounts of our foreign operations. We do not rely on this foreign cash as a source of funds to support our ongoing U.S. liquidity needs. If we were to bring all foreign cash back immediately to the U.S. in the form of dividends, we would incur incremental tax expense of up to $50 million based upon our average historic foreign tax rate. However, due to capital requirements in various jurisdictions, approximately $59 million of this cash is currently inaccessible for repatriation. In 2016, 2015, and 2014, we brought back cash of $5 million, $112 million, and $129 million, respectively, at little to no added tax cost.

PART II

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2016:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$954	$2	$152	$196	$604
Capitalized leases	6	1	3	2	—
Operating leases	133	34	48	28	23
Purchase obligations ²	317	315	2	—	—
Interest payments ³	159	28	47	43	41
Deferred income taxes	54	—	—	—	54
Other obligations (including pensions and net reserves for tax contingencies) [4]	174	1	21	13	139
Total contractual cash obligations	$1,797	$381	$273	$282	$861

1.	The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due.

2.	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.

3.	Interest payments are calculated on debt outstanding at December 31, 2016 at rates in effect at the end of the year.

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

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 75.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur.

In the second quarter of 2016, we sold one of our two remaining Commercial Vehicle Products (CVP) businesses, and real estate associated with the remaining CVP business reached held for sale status. As a result of these two events, the fair value of the CVP reporting unit had fallen below it's book value, and we fully impaired the remaining $4 million of goodwill for this reporting unit in the second quarter of 2016.

During 2015, the Steel Tubing unit met the held for sale criteria. Because fair value less cost to sell had fallen below recorded book value, we fully impaired this unit's goodwill and incurred a non-cash charge of $4 million.

In 2014, we concluded that an impairment was required related to the goodwill of the Store Fixtures group, which was formerly part of the Commercial Products segment and is now reported in discontinued operations. A non-cash charge of $108 million was recorded for the complete write-off of the goodwill associated with this business.

Goodwill is evaluated annually for impairment as of June 30 using either a quantitative or qualitative analysis at the reporting unit level, which is one level below our operating segments. We begin with a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two step goodwill impairment model. Judgment is required in the two step model to estimate fair value for the reporting unit. We estimate fair value using a combination of a discounted cash flow model and a market approach using price to earnings ratios for comparable publicly traded companies with characteristics similar to the reporting unit.

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

The June 2016 qualitative review indicated it was more likely than not that the fair value of the reporting units exceeded their carrying amount, except for our CVP reporting unit.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note C to the Consolidated Financial Statements on page 83.

At December 31, 2016, we had $791 million of goodwill.

We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If we are not able to achieve projected performance levels, future impairments could be possible.

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

These impairments are unpredictable. Impairments averaged less than $2 million per year over the last three years.

At December 31, 2016, net property, plant and equipment was $566 million and net intangible assets other than goodwill was $165 million.

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

At December 31, 2016, the reserve for obsolete and slow-moving inventory was $33 million (approximately 6% of FIFO inventories). This is consistent with the December 31, 2015 and 2014 reserves of $33 million and $30 million, respectively, representing 6% of FIFO inventories.

Additions to inventory reserves in 2016 were $9 million, which were comparable to the previous year. We do not expect obsolescence to change from current levels.

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

Over the past five years, we have incurred, on average, $8 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $1 million. At December 31, 2016, we had accrued $34 million to cover future self-insurance liabilities.

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

The average annual amount of customer-related bad debt expense was $3 million (significantly less than 1% of annual net sales) over the last three years. At December 31, 2016, our allowances for doubtful accounts were less than $8 million (about 2% of our trade accounts and notes receivable of $458 million).

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

Our disclosure and accrual of loss contingencies (i.e., losses that may or may not occur) contain uncertainties because they are based on our assessment of the likelihood that the expenses will actually occur, and our reasonable estimate of the likely cost. Our estimates and judgments are subjective and can involve matters in litigation, the results of which are generally unpredictable.

Legal contingencies are related to numerous lawsuits and claims described in Note S to the Consolidated Financial Statements on page 115.

During the three year period ended December 31, 2016, we recorded accruals of $108 million ($70 million for continuing operations and $38 million in discontinued operations). A large percentage of these accruals related to a series of antitrust lawsuits involving the sale of polyurethane foam as discussed in Note S to the Consolidated Financial Statements. During 2015, we fully resolved the substantial majority of these cases for amounts not materially different than the amounts originally accrued. Additional details of the 2015 settlements can be found in Note T - Contingencies to the consolidated financial statements in our 2015 Form 10-K filed February 25, 2016.

With the exception of antitrust matters, our largest annual accrual for litigation claims was $6 million for the five years ending December 31, 2016 (excluding legal fees).

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

At December 31, 2016 and 2015, we had $26 million and $32 million, respectively, of net deferred tax assets on our balance sheet related to net operating losses and other tax carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them. In addition, assumptions have been made regarding the non-repatriation of earnings from certain subsidiaries. Those assumptions may change in the future, thereby affecting future period results for the tax impact of possible repatriation.

Changes in tax laws could impact assumptions related to the non-repatriation of certain foreign earnings. If all non-repatriated earnings were taxed at current rates, we would incur additional tax expense of approximately $131 million.

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

PART II

LITIGATION CONTINGENCIES

Accruals for Probable Losses
Although the Company denies liability in all currently threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
Litigation contingency accrual - Beginning of period	$8.1	$83.9	$3.7
Adjustment to accruals - expense - Continuing operations	7.1	5.7	56.8
Adjustment to accruals - expense - Discontinued operations	2.0	.7	35.4
Cash payments	(14.0)	(82.2)	(12.0)
Litigation contingency accrual - End of period	$3.2	$8.1	$83.9
A large percentage of the accruals and cash payments in the table above are related to antitrust proceedings. The above litigation contingency accrual does not include accrued expenses related to workers' compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see Note H to the Consolidated Financial Statements on page 92.
We have relied on several facts and circumstances to conclude that some loss is probable with respect to certain proceedings and matters, and to arrive at a reasonable estimate of loss or range of loss and record the accruals, including: the maturation of the pending proceedings and matters; our experience in settlement negotiations and mediation; comparative settlements of other companies in similar proceedings; discovery becoming substantially complete in certain proceedings; certain quantitative metrics used to value probable loss contingencies; and our willingness to settle certain proceedings to forgo the cost and risk of litigation and distraction to our senior executives.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of December 31, 2016, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of the accruals noted above are estimated to be approximately $26 million, including approximately $21 million for Brazilian VAT matters and $5 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.
For more information regarding litigation contingencies, please refer to Note S on page 115 of the Consolidated Financial Statements, which are incorporated herein by reference.

PART II

NEW ACCOUNTING STANDARDS

The FASB has issued accounting guidance effective for current and future periods. See Note A to the Consolidated Financial Statements on page 79 for a more complete discussion.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was greater than its $750 carrying value by $25.2 at December 31, 2016, and greater than its $750 carrying value by $13.4 at December 31, 2015. The increase in the fair market value of the Company’s debt is primarily due to the increase in credit spreads as compared to the prior year end, increased interest rates, and the timing of interest payments. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2016 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs for its medium-term notes. The fair value of variable rate debt is not significantly different from its recorded amount.

	Scheduled Maturity Date
Long-term debt as of December 31,	2017	2018	2019	2020	2021	Thereafter	2016	2015
Principal fixed rate debt	$—	$150.0	$—	$—	$—	$600.0	$750.0	$750.0
Average interest rate [1]	—	4.40%	—	—	—	3.60%	3.76%	3.76%
Principal variable rate debt	2.3	2.4	—	—	—	7.7	12.4	14.7
Average interest rate	.63%	1.12%	—	—	—	1.12%	.33%	.33%
Miscellaneous debt [2]							197.4	180.2
Total debt							959.8	944.9
Less: current maturities							(3.6)	(3.4)
Total long-term debt							$956.2	$941.5

1.	These rates exclude the amortization of interest rate swap.

2.
Includes $200 and $181 of commercial paper in 2016 and 2015, respectively, supported by a $750 revolving credit facility which terminates in 2021. The weighted average interest rate on the balance of commercial paper outstanding at the years ended December 31, 2016 and 2015 was 1.0% and .5%, respectively.  The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2016 and 2015 was .8% and .5%, respectively.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note R beginning on page 112 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment and does not hedge translation exposures. This investment may take the form of either permanent capital or notes. The Company’s net

PART II

investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar at December 31 is as follows:

Functional Currency	2016	2015
European Currencies	$292.6	$296.9
Chinese Renminbi	294.6	281.9
Canadian Dollar	185.6	155.6
Mexican Peso	23.7	26.2
Other	48.1	52.1
Total	$844.6	$812.7

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

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2016, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2016, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Auditor’s Attestation Report

Management’s Annual Report on Internal Control over Financial Reporting can be found on page 68, and the Report of Independent Registered Public Accounting Firm regarding the effectiveness of the Company’s internal control over financial reporting can be found on page 69 of this Form 10-K. Each is incorporated by reference into this Item 9A.

PART II

Changes in the Company’s Internal Control Over Financial Reporting

During the fourth quarter of 2015, we completed the design to transition certain corporate-level shared service systems for general ledger, cash application, accounts payable, purchasing and accounts payable disbursements to a new platform. We substantially completed all testing during the fourth quarter of 2016 and transitioned the majority of the systems in January 2017. The new platform is expected to further automate and enhance a number of existing processes and activities primarily related to our U.S. operations. The total capital outlay for this activity will be approximately $20 million, most of which has been recorded in the prior two years.

These improvements are ongoing system processes and system enhancements and are not being made in response to any control deficiency or weakness. Our internal control over financial reporting has been, and we expect will continue to be, effective through this transition. Implementation risk has been, and will be, controlled through an on-going process of monitoring and evaluation to mitigate potential risk. The system deployments include fully evaluating and updating our internal control over financial reporting, as well as significant testing and training.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections entitled “Proposal 1—Election of Directors,” “Corporate Governance,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2017, are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 9, 2017.
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
The Company’s Bylaws and Corporate Governance Guidelines set the director retirement age at 72; however, the Board Chair, the Lead Director, CEO or President may request a waiver for any director. At the request of Leggett’s CEO, the N&CG Committee recommended, and the full Board granted, a retirement age waiver for R. Ted Enloe, III so he may stand for re-election at the 2017 annual meeting.
Brief biographies of the Company’s Board of Directors are provided below. Our employment agreements with Mr. Glassman and Mr. Flanigan, which expire in May 2017, provide that they may terminate their agreements if not nominated as a director. See the Exhibit Index on page 124 for reference to the agreements.
Robert E. Brunner, age 59, was the Executive Vice President of Illinois Tool Works (ITW), a diversified manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace College. He currently serves as a director of NN, Inc., a global manufacturer of precision bearings and plastic, rubber and metal components, and Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on operational and international issues. He was first elected as a director of the Company in 2009.
Robert G. Culp, III, age 70, is the co-founder of Culp, Inc., an upholstery and bedding fabrics designer and manufacturer, where he has been the Chairman since 1990 and served as CEO from 1988 to 2007. Mr. Culp holds a degree in economics from the University of North Carolina - Chapel Hill and an MBA from the Wharton School of the University of Pennsylvania. Mr. Culp is the Chairman of the Board of Culp, Inc. and the lead independent director of Old Dominion Freight Line, Inc., a national motor transportation and logistics company. Mr. Culp's experience in the bedding and furniture industries provides valuable insight into a number of the Company's key markets. Through his leadership of Culp, Inc., a publicly-traded company with an international scope, he understands the complexities of the financial and regulatory requirements facing U.S. companies, as well as the challenges and opportunities of developing global operations. He was first elected as a director of the Company in 2013.

PART III

R. Ted Enloe, III, age 78, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. Previously, he served as President and Chief Executive Officer of Optisoft, Inc., a manufacturer of intelligent traffic systems, from 2003 to 2005. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Live Nation, Inc., a venue operator, promoter and producer of live entertainment events, and he was previously a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over 40 years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969 and has served as Independent Board Chair since 2016.
Manuel A. Fernandez, age 70, co-founded SI Ventures, a venture capital firm focusing on IT and communications infrastructure, and has served as the managing director since 2000. Mr. Fernandez was the Executive Chairman of Sysco Corporation, a marketer and distributor of foodservice products, from 2012 until his retirement in 2013. He previously served Sysco as Non-executive Chairman from 2009 and as a director from 2006. His previous positions include Chairman and CEO of Gartner, Inc. and CEO of Dataquest, Inc. Mr. Fernandez holds a degree in electrical engineering from the University of Florida, and completed post-graduate work in solid-state engineering at the University of Florida and in business administration at the Florida Institute of Technology. Mr. Fernandez currently serves as lead independent director of Brunswick Corporation, a market leader in the marine, fitness, and billiards industries, and as a director of Time Inc., a global media company. He was previously a director of Flowers Foods, Inc., a national producer and marketer of packaged bakery foods, and Tibco, a global leader in infrastructure and business intelligence software. Mr. Fernandez' venture capital experience, leadership of several technology companies as CEO and service on a number of public company boards offers Leggett outstanding insight into corporate strategy and development, information technology, international growth, and corporate governance. He was first appointed as a director in 2014.
Matthew C. Flanigan, age 55, was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 2003 to 2005, Vice President and President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri. He serves as the lead director of Jack Henry & Associates, Inc., a provider of core information processing solutions for financial institutions. As the Company’s CFO, Mr. Flanigan adds valuable knowledge of the Company’s finance, risk and compliance functions to the Board. In addition, his prior experience as one of the Company’s group presidents provides valuable operations insight. He was first elected as a director of the Company in 2010.
Karl G. Glassman, age 58, was appointed Chief Executive Officer in 2016 and has served as President since 2013. He previously served as Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of Residential Furnishings from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University—Long Beach. He previously served as a director of Remy International, Inc., a leading global manufacturer of alternators, starter motors and electric traction motors. As the Company's CEO, Mr. Glassman provides comprehensive insight to the Board from strategic planning to implementation at all levels of the Company around the world, as well as the Company's relationships with investors, the financial community and other key stakeholders. He also serves on the Board of Directors of the National Association of Manufacturers. Mr. Glassman was first elected as a director of the Company in 2002.
Joseph W. McClanathan, age 64, served as President and Chief Executive Officer of the Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from

PART III

2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.
Judy C. Odom, age 64, served, until her retirement in 2002, as Chief Executive Officer and Board Chair at Software Spectrum, Inc., a global business to business software services company which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. She is a director of Harte-Hanks, a direct marketing service company, and Sabre, Inc., which provides technology solutions for the global travel and tourism industry. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.
Phoebe A. Wood, age 63, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, and Pioneer Natural Resources, an independent oil and gas company. She previously served as a director of Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial, and accounting issues the Board faces in its oversight role. Ms. Wood was first elected as a director of the Company in 2005.
Please see the “Supplemental Item” in Part I hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.
The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, and chief accounting officer called the Leggett & Platt, Incorporated Financial Code of Ethics. The Company has also adopted a Code of Business Conduct and Ethics for directors, officers and employees, and Corporate Governance Guidelines. The Financial Code of Ethics, the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are available on the Company’s website at www.leggett-search.com/governance. Each of these documents is available in print to any person, without charge, upon request. Such requests may be made to the Company’s Secretary at Leggett & Platt, Incorporated, No. 1 Leggett Road, Carthage, Missouri 64836.
The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any applicable amendment or waiver to its Financial Code of Ethics, within four business days, on its website at the above address for at least a 12-month period. We routinely post important information to our website. However, the Company’s website does not constitute part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The subsections entitled “Board’s Oversight of Risk Management,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” together with the entire section entitled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2017, are incorporated by reference.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2017, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections entitled "Proposal 1 - Election of Directors," “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2017, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections entitled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2017, are incorporated by reference.

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

(b) Exhibits—See Exhibit Index beginning on page 124.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2016, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2016.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 69 of this Form 10-K.

/s/ KARL G. GLASSMAN	/s/ MATTHEW C. FLANIGAN
Karl G. Glassman President and Chief Executive Officer	Matthew C. Flanigan Executive Vice President and Chief Financial Officer

February 22, 2017	February 22, 2017

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Leggett & Platt, Incorporated and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 22, 2017

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2016	2015	2014
Net sales	$3,749.9	$3,917.2	$3,782.3
Cost of goods sold	2,850.7	2,994.0	2,991.9
Gross profit	899.2	923.2	790.4
Selling and administrative expenses	396.8	416.9	449.6
Amortization of intangibles	19.9	20.8	19.7
Goodwill impairment	3.7	4.1	—
Gain on sale of assets and businesses	(37.6)	(.5)	(5.1)
Other (income) expense, net	(5.6)	(4.6)	(5.3)
Earnings from continuing operations before interest and income taxes	522.0	486.5	331.5
Interest expense	38.8	41.1	41.8
Interest income	3.9	4.4	5.8
Earnings from continuing operations before income taxes	487.1	449.8	295.5
Income taxes	120.0	121.8	70.3
Earnings from continuing operations	367.1	328.0	225.2
Earnings (loss) from discontinued operations, net of tax	19.1	1.2	(124.0)
Net earnings	386.2	329.2	101.2
(Earnings) attributable to noncontrolling interest, net of tax	(.4)	(4.1)	(3.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$385.8	$325.1	$98.0
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.66	$2.30	$1.57
Diluted	$2.62	$2.27	$1.55
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.14	$.01	$(.88)
Diluted	$.14	$.01	$(.87)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.80	$2.31	$.69
Diluted	$2.76	$2.28	$.68

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2016	2015	2014
Net earnings	$386.2	$329.2	$101.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	(33.9)	(92.1)	(71.7)
Cash flow hedges	10.4	(8.1)	3.4
Defined benefit pension plans	.9	11.2	(29.0)
Other comprehensive income (loss)	(22.6)	(89.0)	(97.3)
Comprehensive income	363.6	240.2	3.9
Less: comprehensive (income) attributable to noncontrolling interest	(.3)	(3.6)	(3.0)
Comprehensive income attributable to Leggett & Platt, Inc.	$363.3	$236.6	$0.9

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$281.9	$253.2
Trade receivables, net	450.8	448.7
Other receivables, net	35.8	71.5
Total receivables, net	486.6	520.2
Inventories
Finished goods	255.7	242.8
Work in process	52.6	42.6
Raw materials and supplies	245.1	241.8
LIFO reserve	(33.8)	(22.6)
Total inventories, net	519.6	504.6
Prepaid expenses and other current assets	36.8	33.2
Total current assets	1,324.9	1,311.2
Property, Plant and Equipment—at cost
Machinery and equipment	1,133.8	1,099.1
Buildings and other	559.4	548.2
Land	37.7	40.0
Total property, plant and equipment	1,730.9	1,687.3
Less accumulated depreciation	1,165.4	1,146.5
Net property, plant and equipment	565.5	540.8
Other Assets
Goodwill	791.3	806.1
Other intangibles, less accumulated amortization of $137.0 and $139.8 at December 31, 2016 and 2015, respectively	164.9	188.4
Sundry	137.5	117.2
Total other assets	1,093.7	1,111.7
TOTAL ASSETS	$2,984.1	$2,963.7
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$3.6	$3.4
Accounts payable	351.1	307.2
Accrued expenses	257.7	286.7
Other current liabilities	94.2	103.9
Total current liabilities	706.6	701.2
Long-term Liabilities
Long-term debt	956.2	941.5
Other long-term liabilities	173.0	184.7
Deferred income taxes	54.3	38.6
Total long-term liabilities	1,183.5	1,164.8
Commitments and Contingencies
Equity
Capital stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	506.2	529.5
Retained earnings	2,410.5	2,209.2
Accumulated other comprehensive income (loss)	(113.6)	(91.1)
Less treasury stock—at cost (65.3 and 63.2 shares at December 31, 2016 and 2015, respectively)	(1,713.5)	(1,564.0)
Total Leggett & Platt, Inc. equity	1,091.6	1,085.6
Noncontrolling interest	2.4	12.1
Total equity	1,094.0	1,097.7
TOTAL LIABILITIES AND EQUITY	$2,984.1	$2,963.7

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2016	2015	2014
Operating Activities
Net earnings	$386.2	$329.2	$101.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	86.8	83.5	89.9
Amortization of intangibles and debt issuance costs	28.6	29.7	28.0
Long-lived asset impairments	.4	2.4	1.3
Goodwill impairment	3.7	4.1	108.0
Provision for losses on accounts and notes receivable	1.6	2.6	4.9
Writedown of inventories	8.9	9.8	10.0
Net (gain) loss from sales of assets and businesses	(38.5)	(3.7)	4.2
Deferred income tax expense (benefit)	17.6	24.1	(39.8)
Stock-based compensation	37.1	45.2	41.6
Tax benefits from stock-based compensation payments (See Note A)	—	(15.7)	(10.6)
Pension expense (benefit), net of contributions	(2.2)	15.6	(1.0)
Other, net	7.3	3.1	(9.4)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	3.4	(16.4)	(97.7)
Inventories	(33.3)	(49.1)	(21.9)
Other current assets	(2.1)	(.4)	1.4
Accounts payable	50.8	(54.3)	47.5
Accrued expenses and other current liabilities	(3.7)	(50.6)	124.3
Net Cash Provided by Operating Activities	552.6	359.1	381.9
Investing Activities
Additions to property, plant and equipment	(124.0)	(103.2)	(94.1)
Purchases of companies, net of cash acquired	(29.5)	(11.1)	(70.4)
Proceeds from sales of assets and businesses	86.1	51.4	76.5
Advance of non-trade note receivable	(24.6)	—	—
Other, net	(10.0)	(6.7)	(14.7)
Net Cash Used for Investing Activities	(102.0)	(69.6)	(102.7)
Financing Activities
Additions to long-term debt	.4	.4	299.3
Payments on long-term debt	(5.4)	(205.0)	(188.1)
Change in commercial paper and short-term debt	11.5	201.3	(24.2)
Dividends paid	(177.4)	(171.6)	(167.5)
Issuances of common stock	4.9	8.3	21.8
Purchases of common stock	(198.0)	(191.5)	(149.7)
Acquisition of noncontrolling interest	(35.2)	—	—
Tax benefits from stock-based compensation payments (See Note A)	—	15.7	10.6
Other, net	(3.0)	(6.8)	(5.8)
Net Cash Used for Financing Activities	(402.2)	(349.2)	(203.6)
Effect of Exchange Rate Changes on Cash	(19.7)	(19.9)	(15.5)
Increase (decrease) in Cash and Cash Equivalents	28.7	(79.6)	60.1
Cash and Cash Equivalents—Beginning of Year	253.2	332.8	272.7
Cash and Cash Equivalents—End of Year	$281.9	$253.2	$332.8
Supplemental Information
Interest paid (net of amounts capitalized)	$37.5	$43.6	$40.1
Income taxes paid	112.3	91.6	84.6
Property, plant and equipment acquired through capital leases	4.7	1.6	3.7
Capital expenditures in accounts payable	5.1	2.5	3.8

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2013	198.8	$2.0	$479.1	$2,136.4	$94.5	(59.4)	$(1,320.7)	$7.9	$1,399.2
Net earnings	—	—	—	101.2	—	—	—	—	101.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(3.2)	—	—	—	3.2	—
Dividends declared (A)	—	—	4.9	(173.1)	—	—	—	—	(168.2)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(2.5)	(2.5)
Treasury stock purchased	—	—	—	—	—	(5.4)	(183.9)	—	(183.9)
Treasury stock issued	—	—	(16.0)	—	—	3.8	88.0	—	72.0
Foreign currency translation adjustments	—	—	—	—	(71.5)	—	—	(.2)	(71.7)
Cash flow hedges, net of tax	—	—	—	—	3.4	—	—	—	3.4
Defined benefit pension plans, net of tax	—	—	—	—	(29.0)	—	—	—	(29.0)
Stock options and benefit plan transactions, net of tax	—	—	34.4	—	—	—	—	—	34.4
Balance, December 31, 2014	198.8	$2.0	$502.4	$2,061.3	$(2.6)	(61.0)	$(1,416.6)	$8.4	$1,154.9
Net earnings	—	—	—	329.2	—	—	—	—	329.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(4.1)	—	—	—	4.1	—
Dividends declared (A)	—	—	4.9	(177.2)	—	—	—	—	(172.3)
Treasury stock purchased	—	—	—	—	—	(4.3)	(198.2)	—	(198.2)
Treasury stock issued	—	—	(20.7)	—	—	2.1	50.8	—	30.1
Foreign currency translation adjustments	—	—	—	—	(91.6)	—	—	(.5)	(92.1)
Cash flow hedges, net of tax	—	—	—	—	(8.1)	—	—	—	(8.1)
Defined benefit pension plans, net of tax	—	—	—	—	11.2	—	—	—	11.2
Stock options and benefit plan transactions, net of tax	—	—	42.9	—	—	—	—	—	42.9
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	.1	.1
Balance, December 31, 2015	198.8	$2.0	$529.5	$2,209.2	$(91.1)	(63.2)	$(1,564.0)	$12.1	$1,097.7
Net earnings	—	—	—	386.2	—	—	—	—	386.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(.4)	—	—	—	.4	—
Dividends declared (A)	—	—	5.1	(184.5)	—	—	—	—	(179.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(1.6)	(1.6)
Treasury stock purchased	—	—	—	—	—	(4.5)	(210.9)	—	(210.9)
Treasury stock issued	—	—	(25.4)	—	—	2.4	61.4	—	36.0
Foreign currency translation adjustments	—	—	—	—	(34.8)	—	—	(.1)	(34.9)
Cash flow hedges, net of tax	—	—	—	—	10.4	—	—	—	10.4
Defined benefit pension plans, net of tax	—	—	—	—	.9	—	—	—	.9
Stock options and benefit plan transactions, net of tax	—	—	24.9	—	—	—	—	—	24.9
Acquisition of noncontrolling interest	—	—	(27.9)	—	1.0	—	—	(8.4)	(35.3)
Balance, December 31, 2016	198.8	$2.0	$506.2	$2,410.5	$(113.6)	(65.3)	$(1,713.5)	$2.4	$1,094.0
______________________________

(A) – Cash dividends declared (per share: 2016—$1.34; 2015—$1.26; 2014—$1.22)

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2016, 2015 and 2014

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

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the accrual and disclosure of loss contingencies.

CASH EQUIVALENTS: Cash equivalents include cash in excess of daily requirements which is invested in various financial instruments with original maturities of three months or less.

TRADE AND OTHER RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Trade receivables are recorded at the invoiced amount and generally do not bear interest. Credit is also occasionally extended in the form of a note receivable to facilitate our customers’ operating cycles. Other notes receivable are established in special circumstances, such as in partial payment for the sale of a business or to support other business opportunities. Other notes receivable generally bear interest at market rates commensurate with the corresponding credit risk on the date of origination.

The allowance for doubtful accounts is an estimate of the amount of probable credit losses. Interest income is not recognized for nonperforming accounts that are placed on nonaccrual status. Allowances and nonaccrual status designations are determined by individual account reviews by management, and are based on several factors such as the length of time that receivables are past due, the financial health of the companies involved, industry and macroeconomic considerations, and historical loss experience. Interest income is recorded on the date of cash receipt for nonaccrual status accounts. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

INVENTORIES: All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The cost for approximately 50% of our inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value domestic inventories with raw material content consisting of steel, wire, chemicals and foam scrap. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.

Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover, and if necessary, are written down to estimated net realizable value. We have had no material changes in inventory writedowns or slow-moving and obsolete inventory reserves in any of the years presented.

The following table presents the activity in our LIFO reserve for each of the years ended December 31, 2016 and 2015.

	2016	2015
Balance, beginning of year	$22.6	$73.0
LIFO expense (benefit)	10.5	(46.4)
Allocated to divested businesses	.7	(4.0)
Balance, end of year	$33.8	$22.6

DIVESTITURES: Significant accounting policies associated with a decision to dispose of a business are discussed below:

Discontinued Operations—In accordance with Accounting Standards Update (ASU) 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", beginning in 2015, a business is classified as discontinued operations if the disposal represents a strategic shift that will have a major effect on operations or financial results, meets the criteria to be classified as held for sale, or is disposed of by sale or otherwise. For 2014 and previous years, a business was classified as a discontinued operation when (i) the operations and cash flows of the business were clearly distinguished and were eliminated from our ongoing operations; (ii) the business was either disposed of or was classified as held for sale; and (iii) we did not have any significant continuing involvement in the operations of the business after the disposal transactions. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

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

LOSS CONTINGENCIES: Loss contingencies are accrued when a loss is probable and reasonably estimable. If a range of outcomes are possible, the most likely outcome is used to accrue these costs. Any insurance recovery is recorded separately if it is determined that a recovery is probable. Legal fees are accrued when incurred.

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

The Company has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such an assessment, with regard to each reporting unit, the Company concludes that the goodwill of a reporting unit is not impaired, then no further action is required (commonly referred to as the Step Zero Analysis approach).

For those reporting units where a significant change or event occurs, and where potential impairment indicators exist (based on the Step Zero Analysis approach), recoverability of goodwill is then evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value.

If the carrying value of the reporting unit exceeds its fair value, the second step of the process is necessary and involves a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly-traded companies with similar characteristics of the reporting unit. The price-to-earnings ratio for comparable companies is based upon current enterprise value compared to projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units.

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

RESTRUCTURING COSTS: Restructuring costs are items such as employee termination, contract termination, plant closure and asset relocation costs related to exit activities or workforce reductions. Restructuring-related items are inventory writedowns and gains or losses from sales of assets recorded as the result of exit activities. We recognize a liability for costs associated with an exit or disposal activity when the liability is incurred. Certain termination benefits for which employees are required to render service are recognized ratably over the respective future service periods.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute products for the various end markets described in Note E. Our operations are principally located in the United States, although we also have operations in Europe, China, Canada, Mexico and other various countries.

We maintain allowances for potential credit losses. We perform ongoing credit evaluations of our customers’ financial conditions and generally require no collateral from our customers, some of which are highly leveraged. Management also monitors the financial condition and status of other notes receivable. Other notes receivable have historically primarily consisted of notes accepted as partial payment for the divestiture of a business or to support other business opportunities. Some of these companies are highly leveraged and the notes are not fully collateralized.

We have no material guarantees or liabilities for product warranties which require disclosure.

From time to time, we will enter into contracts to hedge foreign currency denominated transactions, and interest rates related to our debt. To minimize the risk of counterparty default, only highly-rated financial institutions that meet certain requirements are used. We do not anticipate that any of the financial institution counterparties will default on their obligations.

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

DERIVATIVE FINANCIAL INSTRUMENTS: We utilize derivative financial instruments to manage market and financial risks related to foreign currency and interest rates. We seek to use derivative contracts that qualify for hedge accounting treatment; however some instruments that economically manage currency risk may not qualify for hedge accounting treatment. It is our policy not to speculate using derivative instruments.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ information in the Consolidated Financial Statements and related notes to conform to the 2016 presentation. These were primarily associated with a balance sheet reclassification for new accounting guidance related to the presentation of debt issuance costs as discussed below.

NEW ACCOUNTING GUIDANCE: The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU).
Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements:

Adopted in 2016:

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

◦	Prospective application was required, and the impact of adopting this new guidance resulted in an additional tax benefit of $18.2 for 2016.

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

To be adopted in future years:

•
ASU 2016-02 “ Leases”:  Requires that a lessee recognize a right-of-use asset and a lease liability on the balance sheet for most lease arrangements. This ASU will be effective January 1, 2019, and we are assessing all potential impacts of the standard. Currently, we anticipate adopting this standard January 1, 2019. We believe it will increase our assets and liabilities for the addition of right-of-use assets and the corresponding lease liabilities on the balance sheet. We are also evaluating its impact on our statements of operations and cash flows.

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

The table below includes activity related to discontinued operations for the years presented:

	Year Ended
	2016	2015	2014
Trade sales:
Commercial Products - Store Fixtures	$—	$19.4	$167.4
Earnings (loss):
Commercial Products - Store Fixtures (1)	$.7	$3.4	$(120.9)
Subsequent activity related to divestitures completed prior to 2014 (2)	29.4	(1.5)	(35.4)
Earnings (loss) before interest and income taxes (EBIT)	30.1	1.9	(156.3)
Income tax (expense) benefit (3)	(11.0)	(.7)	32.3
Earnings (loss) from discontinued operations, net of tax	$19.1	$1.2	$(124.0)

(1)	This includes goodwill impairment charges of $108.0 in 2014 as discussed in Note C.

(2)
In 2016, we reached a litigation settlement of our antitrust claims against The Dow Chemical Company by agreeing to release our claims regarding this matter for a net cash payment of approximately $38.0 (pretax, after deducting expenses). Of this amount, $31.4 was associated with our former Prime Foam Products unit (previously part of the Residential Furnishings Segment), which we sold in March 2007. The after-tax income associated with the settlement was approximately $25, of which approximately $20 is reflected in discontinued operations. This matter is now fully resolved. In an unrelated matter, accruals of $2.0, $.7 and $35.3 in 2016, 2015 and 2014, respectively were recorded in discontinued operations for antitrust litigation expense associated with the Prime Foam Products unit as discussed in Note S.

(3)	The 2016 tax expense is primarily related to The Dow Chemical settlement. The 2014 tax benefit is primarily related to the Store Fixtures goodwill impairment and the Prime Foam litigation.
Assets Held for Sale

We had excess real estate considered held for sale of $11.0 and $8.4 at December 31, 2016 and 2015, respectively.

Other Divestitures

The following businesses were divested during the periods presented, but did not meet the discontinued operations criteria.

	Date	Year Ended
	Divested	2016	2015	2014
Trade Sales:
Industrial Materials:
Wire Products operation	Fourth quarter 2016	$18.5	$20.3	$18.6
Wire Products operation	Second quarter 2016	19.5	49.1	54.9
Steel Tubing business unit	Fourth quarter 2015	—	88.9	94.3
Specialized Products:
Machinery operation	Fourth quarter 2016	3.1	3.7	4.7
Commercial Vehicle Products (CVP) operation	Second quarter 2016	15.3	27.5	26.6
CVP operation	Fourth quarter 2015	—	9.3	17.3
Total Trade Sales		$56.4	$198.8	$216.4
EBIT:
Industrial Materials:
Wire Products operation	Fourth quarter 2016	$.5	$2.3	$2.4
Wire Products operation	Second quarter 2016	1.3	.7	.4
Steel Tubing business unit	Fourth quarter 2015	—	.2	(1.8)
Specialized Products:
Machinery operation	Fourth quarter 2016	(.3)	.1	.1
CVP operation	Second quarter 2016	2.8	3.9	4.0
One CVP operation	Fourth quarter 2015	—	(.6)	(1.5)
Total EBIT		$4.3	$6.6	$3.6

We realized a gain of $21.2 related to the sale of the Wire Products operations in 2016 and a gain of $11.2 related to the sale of a CVP operation in the second quarter of 2016. No material gains or losses were realized on the sale of other businesses.

C—Impairment Charges

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net." Charges associated with discontinued operations are reported on the Statements of Operations in “Earnings (loss) from discontinued operations, net of tax.”

	Year Ended
		2016			2015			2014
	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments
Continuing operations:
Residential Furnishings	$—	$.4	$.4	$—	$.2	$.2	$—	$1.2	$1.2
Industrial Materials - Steel Tubing	—	—	—	4.1	1.4	5.5	—	—	—
Specialized Products:
CVP unit	3.7	—	3.7	—	.1	.1	—	—	—
Other	—	—	—	—	.5	.5	—	.1	.1
Total continuing operations	3.7	.4	4.1	4.1	2.2	6.3	—	1.3	1.3
Discontinued operations:
Commercial Products - Store Fixtures	—	—	—	—	—	—	108.0	—	108.0
Other	—	—	—	—	.2	.2	—	—	—
Total discontinued operations	—	—	—	—	.2	.2	108.0	—	108.0
Total impairment charges	$3.7	$.4	$4.1	$4.1	$2.4	$6.5	$108.0	$1.3	$109.3

Other Long-Lived Assets

As discussed in Note A, we test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

Goodwill

As discussed in Note A, goodwill is required to be tested for impairment at the reporting unit level at least once a year and as triggering events may occur. We perform our annual goodwill impairment review in the second quarter of each year.

2016 Goodwill Impairment Review

Because all reporting unit fair values exceeded their respective carrying values by more than 55% (as a percent of fair value) during the 2015 review, we performed a qualitative assessment (Step Zero Analysis) for our annual goodwill impairment review in the second quarter of 2016. Among other things, we considered i) the excess in fair value of the reporting unit over its carrying amount from the most recent quantitative analysis, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance.

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

2014 Goodwill Impairment Review

After completing our annual goodwill impairment review in June 2014, we concluded that a goodwill impairment charge was required for one reporting unit, Store Fixtures which was recorded as discontinued operations, and was previously part of the Commercial Products segment. This resulted in a $108.0 goodwill impairment and reflected the complete impairment of all goodwill associated with the Store Fixtures reporting unit. As discussed in Note B, the majority of the Store Fixtures business was divested in November 2014, and the remainder in the fourth quarter 2015.

D—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Furnishings	Commercial Products	Industrial Materials	Specialized Products	Total
Net goodwill as of January 1, 2015	$396.9	$115.8	$81.0	$235.7	$829.4
Additions for current year acquisitions	—	7.9	—	—	7.9
Adjustments to prior year acquisitions	1.1	—	—	—	1.1
Reductions for sale of business	—	—	—	(.4)	(.4)
Impairment charge (1)	—	—	(4.1)	—	(4.1)
Foreign currency translation adjustment	(11.7)	(2.6)	(.2)	(13.3)	(27.8)
Net goodwill as of December 31, 2015	386.3	121.1	76.7	222.0	806.1
Additions for current year acquisitions	4.9	—	—	3.8	8.7
Adjustments to prior year acquisitions	.1	—	—	—	.1
Reductions for sale of business	—	—	(4.3)	(8.9)	(13.2)
Impairment charge (2)	—	—	—	(3.7)	(3.7)
Foreign currency translation adjustment	(3.8)	(1.0)	(.5)	(1.4)	(6.7)
Net goodwill as of December 31, 2016	$387.5	$120.1	$71.9	$211.8	$791.3

Net goodwill as of December 31, 2016 is comprised of:
Gross goodwill	$387.5	$370.7	$76.0	$278.5	$1,112.7
Accumulated impairment losses	—	(250.6)	(4.1)	(66.7)	(321.4)
Net goodwill as of December 31, 2016	$387.5	$120.1	$71.9	$211.8	$791.3

(1) We recorded a goodwill impairment charge related to the Steel Tubing unit as outlined in Note C.
(2) We recorded a goodwill impairment charge related to the Commercial Vehicle Products unit as outlined in Note C.

The gross carrying amount and accumulated amortization by intangible asset class and intangible assets acquired during the period presented included in "Other intangibles" on the Consolidated Balance Sheets are as follows:

	Debt Issue Costs	Patents and Trademarks	Non-compete Agreements	Customer- Related Intangibles	Supply Agreements and Other	Total
2016
Gross carrying amount	$3.1	$58.0	$13.9	$200.9	$26.0	$301.9
Accumulated amortization	1.6	30.8	4.4	87.9	12.3	137.0
Net other intangibles as of December 31, 2016	$1.5	$27.2	$9.5	$113.0	$13.7	$164.9

Acquired during 2016:
Acquired related to business acquisitions	$—	$1.9	$2.8	$7.6	$—	$12.3
Acquired outside business acquisitions	.9	2.4	—	—	2.1	5.4
Total acquired in 2016	$.9	$4.3	$2.8	$7.6	$2.1	$17.7

Weighted average amortization period in years for items acquired in 2016	5.0	9.6	5.2	12.0	3.5	9.0

2015
Gross carrying amount	$2.2	$60.4	$11.5	$224.4	$29.7	$328.2
Accumulated amortization	1.3	31.4	2.8	90.9	13.4	139.8
Net other intangibles as of December 31, 2015	$.9	$29.0	$8.7	$133.5	$16.3	$188.4

Acquired during 2015:
Acquired related to business acquisitions	$—	$4.6	$5.1	$5.2	$—	$14.9
Acquired outside business acquisitions	—	1.8	—	—	1.1	2.9
Total acquired in 2015	$—	$6.4	$5.1	$5.2	$1.1	$17.8

Weighted average amortization period in years for items acquired in 2015	0.0	5.2	10.0	19.0	3.9	10.5

Estimated amortization expense for items included in our December 31, 2016 balance sheet in each of the next five years is as follows:

Year ended December 31
2017	$22
2018	20
2019	19
2020	17
2021	12

E—Segment Information

We have four operating segments that supply a wide range of products:

•	Residential Furnishings—components for bedding and furniture, fabric and carpet cushion

•	Commercial Products—components for office furniture, adjustable beds, and fashion beds

•	Industrial Materials—drawn steel wire and steel rod

•	Specialized Products—automotive seating components, tubing and sub-assemblies for the aerospace industry, bedding industry machinery, and commercial vehicle interiors

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

A summary of segment results for the periods presented are as follows:

	Year Ended December 31
	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
2016
Residential Furnishings	$1,911.8	$25.3	$1,937.1	$213.5
Commercial Products	576.0	54.4	630.4	52.6
Industrial Materials	289.4	293.1	582.5	74.6
Specialized Products	972.7	39.0	1,011.7	191.8
Intersegment eliminations and other				—
Adjustment to LIFO method				(10.5)
	$3,749.9	$411.8	$4,161.7	$522.0
2015
Residential Furnishings	$2,036.2	$27.8	$2,064.0	$205.0
Commercial Products	539.8	83.5	623.3	42.3
Industrial Materials	427.6	349.0	776.6	50.4
Specialized Products	913.6	41.1	954.7	155.6
Intersegment eliminations and other (1)				(13.2)
Adjustment to LIFO method				46.4
	$3,917.2	$501.4	$4,418.6	$486.5
2014
Residential Furnishings	$1,937.4	$20.2	$1,957.6	$135.7
Commercial Products	471.6	43.8	515.4	30.9
Industrial Materials	492.0	321.3	813.3	43.2
Specialized Products	881.3	32.9	914.2	125.4
Intersegment eliminations and other				(2.8)
Adjustment to LIFO method				(.9)
	$3,782.3	$418.2	$4,200.5	$331.5

(1) - Intersegment eliminations and other includes $12.1 of a lump-sum pension settlement (See Note L).

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

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2016
Residential Furnishings	$598.8	$43.0	$11.2	$50.1
Commercial Products	123.1	5.3	—	5.7
Industrial Materials	147.4	10.1	—	11.8
Specialized Products	273.4	42.9	13.7	31.2
Other (1)	11.2	—	—	—
Average current liabilities included in segment numbers above	495.9	—	—	—
Unallocated assets (2)	1,367.3	22.7	—	16.6
Difference between average assets and year-end balance sheet	(33.0)	—	—	—
	$2,984.1	$124.0	$24.9	$115.4
2015
Residential Furnishings	$623.7	$44.8	$.2	$48.9
Commercial Products	110.2	4.6	25.4	5.7
Industrial Materials	186.7	12.5	—	14.2
Specialized Products	256.4	31.7	—	29.8
Other (1)	6.3	—	—	.1
Average current liabilities included in segment numbers above	516.6	—	—	—
Unallocated assets (2)	1,387.0	9.6	—	14.5
Difference between average assets and year-end balance sheet	(123.2)	—	—	—
	$2,963.7	$103.2	$25.6	$113.2
2014
Residential Furnishings	$586.4	$48.8	$60.8	$48.5
Commercial Products	96.2	3.2	—	5.8
Industrial Materials	202.6	13.6	—	14.0
Specialized Products	261.2	25.5	—	30.7
Other (1)	68.0	1.4	—	2.9
Average current liabilities included in segment numbers above	520.8	—	—	—
Unallocated assets (2)	1,465.7	1.6	—	16.0
Difference between average assets and year-end balance sheet	(65.0)	—	—	—
	$3,135.9	$94.1	$60.8	$117.9

(1)	Businesses sold or classified as discontinued operations during the years presented.

(2)
Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets. Unallocated depreciation and amortization consists primarily of depreciation of non-operating assets and amortization of debt issue costs.

Revenues from trade customers, by product line, are as follows:

	Year Ended December 31
	2016	2015	2014
Residential Furnishings
Bedding group	$831.9	$918.3	$833.5
Furniture group	413.1	442.9	431.6
Fabric & Carpet Cushion group	666.8	675.0	672.3
	1,911.8	2,036.2	1,937.4
Commercial Products
Work Furniture group	248.8	234.2	194.3
Consumer Products group	327.2	305.6	277.3
	576.0	539.8	471.6
Industrial Materials
Wire group (1)	289.4	338.6	397.6
Steel Tubing group (1)	—	89.0	94.4
	289.4	427.6	492.0
Specialized Products
Automotive group	695.1	621.9	589.4
Aerospace Products group	129.7	123.2	123.9
Machinery group	72.8	72.8	68.5
Commercial Vehicle Products group (1)	75.1	95.7	99.5
	972.7	913.6	881.3
	$3,749.9	$3,917.2	$3,782.3

(1) Certain operations in the Wire and CVP groups were sold in 2016. The Steel Tubing group was sold in 2015. See Note B.

Trade sales and tangible long-lived assets are presented below, based on the geography of manufacture.

	Year Ended December 31
	2016	2015	2014
Trade sales
United States	$2,467.4	$2,703.7	$2,599.0
Europe	445.2	426.8	422.7
China	420.0	392.0	390.0
Canada	215.1	203.1	206.5
Mexico	132.8	117.3	90.1
Other	69.4	74.3	74.0
	$3,749.9	$3,917.2	$3,782.3
Tangible long-lived assets
United States	$342.8	$336.8	$331.8
Europe	128.6	123.6	129.6
China	45.5	41.8	40.5
Canada	29.6	23.0	25.6
Mexico	6.3	7.6	9.8
Other	12.7	8.0	11.5
	$565.5	$540.8	$548.8

F—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31
	2016	2015	2014
Earnings:
Earnings from continuing operations	$367.1	$328.0	$225.2
(Earnings) attributable to noncontrolling interest, net of tax	(.4)	(4.1)	(3.2)
Net earnings from continuing operations attributable to Leggett & Platt common shareholders	366.7	323.9	222.0
Earnings (loss) from discontinued operations, net of tax	19.1	1.2	(124.0)
Net earnings attributable to Leggett & Platt common shareholders	$385.8	$325.1	$98.0

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	137.9	140.9	141.4
Dilutive effect of equity-based compensation	2.1	2.0	1.8
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	140.0	142.9	143.2

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.66	$2.30	$1.57
Discontinued operations	.14	.01	(.88)
Basic EPS attributable to Leggett & Platt common shareholders	$2.80	$2.31	$.69
Diluted EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.62	$2.27	$1.55
Discontinued operations	.14	.01	(.87)
Diluted EPS attributable to Leggett & Platt common shareholders	$2.76	$2.28	$.68

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	—

G—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2016		2015
	Current	Long-term	Current	Long-term
Trade accounts receivable	$456.5	$—	$457.5	$—
Trade notes receivable	1.5	.7	.5	.6
Total trade receivables	458.0	.7	458.0	.6
Other notes receivable	—	24.6	—	.4
Income tax receivables	9.1	—	32.6	—
Other receivables	26.7	—	38.9	—
Subtotal other receivables	35.8	24.6	71.5	.4
Total trade and other receivables	493.8	25.3	529.5	1.0
Allowance for doubtful accounts:
Trade accounts receivable	(7.1)	—	(9.2)	—
Trade notes receivable	(.1)	(.2)	(.1)	(.2)
Total trade receivables	(7.2)	(.2)	(9.3)	(.2)
Other notes receivable	—	—	—	(.4)
Total allowance for doubtful accounts	(7.2)	(.2)	(9.3)	(.6)
Total net receivables	$486.6	$25.1	$520.2	$.4

Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2014	Add: 2015 Charges	Less: 2015 Charge-offs, Net of Recoveries	Balance at December 31, 2015	Add: 2016 Charges	Less: 2016 Charge-offs, Net of Recoveries	Balance at December 31, 2016
Trade accounts receivable	$14.7	$2.3	$7.8	$9.2	$1.8	$3.9	$7.1
Trade notes receivable	2.1	.3	2.1	.3	(.2)	(.2)	.3
Total trade receivables	16.8	2.6	9.9	9.5	1.6	3.7	7.4
Other notes receivable	.4	—	—	.4	—	.4	—
Total allowance for doubtful accounts	$17.2	$2.6	$9.9	$9.9	$1.6	$4.1	$7.4

H—Supplemental Balance Sheet Information

Additional supplemental balance sheet details at December 31 consisted of the following:

	2016	2015
Sundry assets
Deferred taxes (see Note M)	$23.9	$33.3
Assets held for sale (see Note B)	11.0	8.4
Diversified investments associated with stock-based compensation plans (see Note K)	25.0	20.5
Investment in associated companies	7.1	7.1
Pension plan assets (see Note L)	1.1	1.3
Brazilian VAT deposits (see Note S)	12.5	10.3
Net long-term notes receivable	25.1	.4
Other	31.8	35.9
	$137.5	$117.2
Accrued expenses
Litigation contingency accruals (see Note S)	$3.2	$8.1
Wages and commissions payable	76.8	75.1
Workers’ compensation, auto and product liability, medical and disability	48.7	53.9
Sales promotions	35.2	35.1
Liabilities associated with stock-based compensation plans (see Note K)	19.0	29.8
Accrued interest	8.8	8.6
General taxes, excluding income taxes	16.0	16.6
Environmental reserves	3.5	4.2
Other	46.5	55.3
	$257.7	$286.7
Other current liabilities
Dividends payable	$45.4	$43.5
Customer deposits	14.4	12.6
Sales tax payable	5.2	7.3
Derivative financial instruments (see Note R)	4.1	12.2
Liabilities associated with stock-based compensation plans (see Note K)	1.8	1.5
Outstanding checks in excess of book balances	17.8	20.7
Other	5.5	6.1
	$94.2	$103.9
Other long-term liabilities
Liability for pension benefits (see Note L)	$79.6	$83.7
Liabilities associated with stock-based compensation plans (see Note K)	31.2	30.9
Net reserves for tax contingencies	15.1	19.9
Deferred compensation (see Note K)	18.0	17.9
Other	29.1	32.3
	$173.0	$184.7

I—Long-Term Debt

Long-term debt, interest rates and due dates at December 31 are as follows:

	2016			2015
	Year-end Interest Rate	Due Date Through	Balance	Year-end Interest Rate	Due Date Through	Balance
Term notes	3.8%	2024	$745.3	3.8%	2024	$744.4
Industrial development bonds, principally variable interest rates	.9%	2030	12.5	.3%	2030	14.8
Commercial paper	(1)	2021	195.9	(1)	2019	181.5
Capitalized leases (primarily machinery, vehicle and office equipment)			5.7			4.2
Other, partially secured			.4			—
			959.8			944.9
Less current maturities			3.6			3.4
			$956.2			$941.5

(1) The weighted average interest rate on the balance of commercial paper outstanding at December 31, 2016 and 2015 was 1.0% and .5%, respectively. The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2016 and 2015 was .8% and .5%, respectively.

Maturities of long-term debt, including unamortized premium, discount and deferred loan costs are as follows:

Year ended December 31
2017	$3.6
2018	153.0
2019	.7
2020	—
2021	195.2
Thereafter	607.3
$959.8

During the year ended December 31, 2015 we repaid $200 of 5.00% notes.

We can raise cash by issuing up to $750 of commercial paper through a program that is backed by a $750 revolving credit facility with a syndicate of 14 lenders. This facilty expires in 2021. The credit facility allows us to issue total letters of credit up to $250. When we issue letters of credit in this manner, our capacity under the facility, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the facility at year end for the periods presented.

Amounts outstanding at December 31 related to our commercial paper program were:

	2016	2015
Total program authorized	$750.0	$600.0

Commercial paper outstanding (classified as long-term debt)	(195.9)	(181.5)
Letters of credit issued under the credit facility	—	—
Total program usage	(195.9)	(181.5)
Total program available	$554.1	$418.5

  The revolving credit facility and certain other long-term debt contain restrictive covenants which, among other things, limit a) the total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), b) the amount of total secured debt to 15% of our total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 40% of total consolidated assets. We have remained well within compliance with all such covenants.

We may elect one of four types of borrowing under the revolving credit facility, which determines the rate of interest to be paid on the outstanding principal balance. The interest rate would be commensurate with the currency borrowed and the term of the borrowing, as well as either i.) a competitive variable or fixed rate, or ii.) various published rates plus a pre-defined spread.

We are required to periodically pay accrued interest on any outstanding principal balance under the revolving credit facility at different time intervals based upon the elected interest rate and the elected interest period. Any outstanding principal under this facility will be due upon the maturity date. We may also terminate or reduce the lending commitments under this facility, in whole or in part, upon three business days’ notice.

J—Lease Obligations

We lease certain operating facilities, most of our automotive and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense for the periods presented was as follows:

	2016	2015	2014
Continuing operations	$51.2	$51.4	$48.9
Discontinued operations	$—	$.5	$2.1

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2017	$33.6
2018	27.3
2019	20.1
2020	16.2
2021	12.2
Thereafter	23.4
$132.8

The above lease obligations expire at various dates through 2025. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

K—Stock-Based Compensation

We use various forms of share-based compensation which are summarized below. One stock unit is equivalent to one common share for accounting and earnings per share purposes. Shares are issued from treasury for the majority of our stock plans’ activity. All share information is presented in millions.

Stock options and stock units are granted pursuant to our Flexible Stock Plan (the "Plan"). On May 10, 2012, the Plan changed the way awards granted are charged against the number of available shares. Under the 2012 Plan modification, each option counts as one share against the shares available under the Plan, but each share granted for any other awards will count as three shares against the Plan.

At December 31, 2016, the following common shares were authorized for issuance under the Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	2.3	2.3
Outstanding stock units—vested	3.7	7.2
Outstanding stock units—unvested	1.3	3.7
Available for grant	10.5	10.5
Authorized for issuance at December 31, 2016	17.8	23.7

The following table recaps the impact of stock-based compensation (including discontinued operations) on the results of operations for each of the periods presented:

	Year Ended December 31
	2016		2015		2014
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Options (1):
Amortization of the grant date fair value	$1.0	$—	$.2	$—	$.6	$—
Cash payments in lieu of options	—	1.0	—	1.0	—	.8
Stock-based retirement plans contributions (2)	6.7	1.3	7.0	1.3	6.1	1.4
Discounts on various stock awards:
Deferred Stock Compensation Program (1)	2.0	—	1.9	—	2.2	—
Stock-based retirement plans (2)	1.5	—	1.4	—	1.9	—
Discount Stock Plan (6)	1.0	—	1.0	—	1.0	—
Performance Stock Unit awards (3)	4.8	6.5	8.3	10.6	6.4	13.9
Restricted Stock Units awards (4)	2.8	—	3.5	—	3.4	—
Profitable Growth Incentive awards (5)	1.4	1.0	6.0	5.9	4.4	4.4
Other, primarily non-employee directors restricted stock	1.0	—	1.2	—	1.3	—
Total stock-based compensation expense	22.2	$9.8	30.5	$18.8	27.3	$20.5
Employee contributions for above stock plans	14.9		14.7		14.3
Total stock-based compensation	$37.1		$45.2		$41.6

Tax benefits on stock-based compensation expense	$8.1		$11.6		$10.4
Tax benefits on stock-based compensation payments (See Note A - Accounting Standards Update)	18.2		—		—
Total tax benefits associated with stock-based compensation	$26.3		$11.6		$10.4

The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2016			2015
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the stock-based retirement plans (2)	$1.8	$25.0	$26.8	$1.5	$20.5	$22.0

Liabilities:
Stock-based retirement plans (2)	$1.8	$23.8	$25.6	$1.5	$20.7	$22.2
Performance Stock Unit award (3)	9.7	5.6	15.3	8.5	8.8	17.3
Profitable Growth Incentive award (5)	1.6	1.8	3.4	13.3	1.4	14.7
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	7.7	—	7.7	8.0	—	8.0
Total liabilities associated with stock-based compensation	$20.8	$31.2	$52.0	$31.3	$30.9	$62.2

(1) Stock Option Grants

We have historically granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation of outside directors

Options granted to a broad group of employees on a discretionary basis

Options are now offered only in conjunction with the Deferred Compensation Program discussed below, and for a few key executive awards. Prior to 2013, we granted stock options annually on a discretionary basis to a broad group of employees. Options generally become exercisable in one-third increments at 18 months, 30 months and 42 months after the date of grant. Options have a maximum term of ten years and the exercise prices are equal to Leggett’s closing stock price on the grant date.

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

•
Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock on each acquisition date, and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on our common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. However, stock units may be settled in cash at our discretion. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years.

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet and are disclosed in Note H.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2016	$.2	$8.3	$1.1

STOCK OPTIONS SUMMARY

Stock option information for the plans discussed above for the periods presented is as follows:

	Employee Stock Options	Deferred Compensation Options	Other-Primarily Outside Directors' Options**	Total Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2.9	.2	—	3.1	$21.30
Granted	.1	—	—	.1	43.77
Exercised *	(.9)	—	—	(.9)	19.80
Outstanding at December 31, 2016	2.1	.2	—	2.3	$23.13	4.1	$58.9
Vested or expected to vest				2.3	$23.13	4.1	$58.9
Exercisable (vested) at December 31, 2016				2.1	$21.22	3.6	$57.8

*
Prior to 2005, we granted options with a below market exercise price under the terms of our Deferred Compensation Program. In 2005, we amended the Program to provide only “at market” stock options. During 2016, there were no significant options exercised at a below market exercise price, and less than .1 of these options remain outstanding at December 31, 2016.

**	A small amount of options related to this plan (less than .1) were outstanding at December 31, 2016.

Additional information related to stock option activity for the periods presented is as follows:

	Year Ended December 31
	2016	2015	2014
Total intrinsic value of stock options exercised	$27.7	$17.1	$35.2
Cash received from stock options exercised	4.9	8.3	21.8
Total fair value of stock options vested	.1	1.3	2.9

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year Ended December 31
	2016	2015	2014
Aggregate grant date fair value	$1.4	$.9	$.1
Weighted-average per share grant date fair value	$10.79	$10.06	$7.30
Risk-free interest rate	2.2%	2.1%	2.1%
Expected life in years	7.9	7.5	6.0
Expected volatility (over expected life)	30.0%	30.5%	35.1%
Expected dividend yield (over expected life)	3.0%	3.0%	3.9%

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

Company matching contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price on the acquisition date. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program and may be settled in cash at our discretion.

Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from Leggett.

Information for the year ended December 31 for these plans was as follows:

	SBP 2016	ESUP 2016
Employee contributions	$3.2	$4.3
Less diversified contributions	.8	4.3
Total employee stock contributions	$2.4	$—
Employer premium contribution to diversified investment accounts		$.8
Shares purchased by employees and company match	.1

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

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Total shares base award	.1	.2	.2
Grant date per share fair value	$40.16	$42.22	$30.45
Risk-free interest rate	1.3%	1.1%	.8%
Expected life in years	3.0	3.0	3.0
Expected volatility (over expected life)	19.2%	19.8%	25.9%
Expected dividend yield (over expected life)	3.1%	2.9%	3.9%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2012	December 31, 2014	30th percentile	157.0%	.4 million	$9.9	January 2015
2013	December 31, 2015	27th percentile	165.4%	.4 million	$8.5	January 2016
2014	December 31, 2016	10th percentile	175.0%	.4 million	$9.8	January 2017

We intend to pay out 65% of awards in shares of our common stock and 35% in cash, although we reserve the right to pay up to 100% in cash. The 35% portion is recorded as a liability and is adjusted to fair value at each reporting period.

(4) Restricted Stock Unit Awards

RSU awards are generally granted as follows:

•	Annual awards to selected managers, and

•	On a discretionary basis to selected employees

•	As compensation for outside directors, who have a choice to receive RSUs or restricted stock

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period.

(5) Profitable Growth Incentive Awards

The PGI awards are issued to certain key management employees as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin over a two-year performance period. The 2014 base target PGI award was .1 shares, 2015 and 2016 were less than .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are recorded as liabilities and adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Estimated Number of Shares	Cash Portion	Expected Distribution Date
2013	December 31, 2014	127.0%	.1 million	$3.5	March 2015
2014	December 31, 2015	224.7%	.2 million	$6.7	March 2016
2015	December 31, 2016	36.0%	< .1 million	$.8	March 2017

STOCK UNITS SUMMARY

Stock unit information for the plans discussed above is presented in the table below.

	DSU	ESUP	PSU*	RSU	PGI**	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Non-vested at December 31, 2015	—	—	1.1	.2	.3	1.6	$21.43
Granted based on current service	.2	.2	—	.1	—	.5	46.61
Granted based on future conditions	—	—	.2	—	.1	.3	19.23
Vested	(.2)	(.2)	(.4)	(.2)	(.2)	(1.2)	34.33
Forfeited	—	—	—	—	—	—	9.68
Total non-vested at December 31, 2016	—	—	.9	.1	.2	1.2	$20.30	$60.7
Fully vested shares available for issuance at December 31, 2016						3.7		$182.4

*	PSU awards are presented at 175% (i.e., maximum) payout
** PGI awards are presented at 250% (i.e., maximum) payout

	Year Ended December 31
	2016	2015	2014
Total intrinsic value of vested stock units converted to common stock	$24.8	$27.7	$9.2

STOCK-BASED COMPENSATION COST NOT YET RECOGNIZED

As of December 31, 2016, the unrecognized cost of non-vested stock options and units that are not adjusted to fair value at each reporting period was as follows:

	Options	Units
Unrecognized cost of non-vested stock	$ < .1	$7.5
Weighted-average remaining contractual life in years	0.6	1.0

(6) Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2016 purchase price per share (net of discount)	$40.73
2016 number of shares purchased by employees	.1
Shares purchased since inception in 1982	22.8
Maximum shares under the plan	27.0

L—Employee Benefit Plans

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

A summary of our pension obligations and funded status as of December 31 is as follows:

	2016	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of period	$290.3	$343.0	$287.0
Service cost	4.4	4.3	3.0
Interest cost	11.3	12.6	12.9
Plan participants’ contributions	.7	.7	.6
Actuarial loss (gain)	9.8	(17.4)	58.1
Benefits paid	(19.1)	(13.9)	(15.6)
Settlements	—	(35.7)	—
Foreign currency exchange rate changes	(4.4)	(3.3)	(3.0)
Benefit obligation, end of period	293.0	290.3	343.0
Change in Plan Assets
Fair value of plan assets, beginning of period	207.5	258.9	248.0
Actual return on plan assets	18.9	(1.7)	23.9
Employer contributions	9.8	1.8	4.1
Plan participants’ contributions	.7	.7	.6
Benefits paid	(19.1)	(13.9)	(15.6)
Settlements	—	(35.7)	—
Foreign currency exchange rate changes	(3.7)	(2.6)	(2.1)
Fair value of plan assets, end of period	214.1	207.5	258.9
Net funded status	$(78.9)	$(82.8)	$(84.1)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$1.1	$1.3	$—
Other current liabilities	(.4)	(.4)	(.4)
Other long-term liabilities	(79.6)	(83.7)	(83.7)
Net funded status	$(78.9)	$(82.8)	$(84.1)

Accumulated and projected benefit obligation information at December 31 is recapped below:

	2016	2015	2014
Aggregated plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$281.7	$274.7	$343.0
Accumulated benefit obligation	277.5	271.5	338.5
Fair value of plan assets	202.1	190.8	258.9
Aggregated plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	285.3	277.8	343.0
Fair value of plan assets	205.3	193.7	258.9
Accumulated benefit obligation for all defined benefit plans	280.5	274.3	338.5

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and these benefits are secured by insurance policies that are not included in the plan’s assets. Cash surrender values associated with these policies at December 31 were as follows:

	2016	2015	2014
Cash surrender values	$2.4	$2.3	$2.2

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2015	2016 Amortization	2016 Net Actuarial loss	2016 Foreign currency exchange rates change	2016 Income taxes change	December 31, 2016
Net loss (gain) (before tax)	$92.1	$(4.5)	$3.8	$(.8)	$—	$90.6
Deferred income taxes	(34.0)	—	—	—	.6	(33.4)
Accumulated other comprehensive income (net of tax)	$58.1	$(4.5)	$3.8	$(.8)	$.6	$57.2

Of the amounts in accumulated other comprehensive income as of December 31, 2016, the portions expected to be recognized as components of net periodic pension cost in 2017 are as follows:

Net loss	$4.5

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2016	2015	2014
Service cost	$(4.4)	$(4.3)	$(3.0)
Interest cost	(11.3)	(12.6)	(12.9)
Expected return on plan assets	12.9	16.5	15.9
Amortization of prior service cost	—	—	(.3)
Recognized net actuarial loss	(4.5)	(5.2)	(2.8)
Settlements	—	(12.1)	—
Net pension (expense) income	$(7.3)	$(17.7)	$(3.1)
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	4.1%	3.8%	4.6%
Rate of compensation increase used in pension costs	3.5%	3.5%	3.8%
Expected return on plan assets	6.5%	6.6%	6.7%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	3.8%	4.1%	3.8%
Rate of compensation increase used in benefit obligation	3.5%	3.5%	3.5%

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

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that separates fair value valuation techniques into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mutual and pooled funds
Fixed income	$46.4	$—	$—	$46.4	$54.0	$—	$—	$54.0
Equities	120.6	—	—	120.6	110.1	—	—	110.1
Stable value funds	—	35.1	—	35.1	—	37.9	—	37.9
Money market funds, cash and other	12.0	—	—	12.0	5.5	—	—	5.5
Total investments at fair value	$179.0	$35.1	$—	$214.1	$169.6	$37.9	$—	$207.5

Plan assets are invested in diversified portfolios of equity, debt and government securities, as well as a stable value fund. The aggregate allocation of these investments is as follows:

	2016	2015
Asset Category
Equity securities	56%	53%
Debt securities	22	26
Stable value funds	16	18
Other, including cash	6	3
Total	100%	100%

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

Assets of our domestic plans represent the majority of plan assets and are allocated to seven different investments.

Six are mutual funds, all of which are passively managed low-cost index funds, and include:

•	U.S. Total Stock Market Index: Large -, mid-, and small-cap equity diversified across growth and value styles.

•	U.S. Large-Cap Index: Large-cap equity diversified across growth and value styles.

•	U.S. Small-Cap Index: Small-cap equity diversified across growth and value styles.

•	World ex US Index: International equity; broad exposure across developed and emerging non-US equity markets around the world.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market.

•	Extended Duration Treasury Index: Diversified exposure to U.S. treasuries with maturities of 20-30 years.

The Stable value fund consists of a fixed income portfolio offering consistent return and protection against interest rate volatility.

Settlements

In October 2015, we offered a voluntary one-time lump-sum payment option to certain eligible terminated vested participants in our U.S. defined benefit pension plans that, if accepted, would settle our obligation to them. The program provided participants with a one-time choice to receive a lump-sum settlement of their remaining pension benefit. As part of this voluntary lump-sum program, we settled $35.7 of pension obligations for U.S. retirees in 2015. This was paid from plan assets and did not require a cash contribution from the company. As a result of these settlements, we recorded settlement losses of $12.1 ($7.5 net of tax) reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled. These settlement charges were recorded in "Cost of goods sold" and "Selling and administrative expenses" with a corresponding balance sheet reduction in "Accumulated other comprehensive income (loss)" for the year ended December 31, 2015.

Future Contributions and Benefit Payments

We expect to contribute $5.8 to our defined benefit pension plans in 2017.

Estimated benefit payments, expected over the next ten years are as follows:

2017	$16.2
2018	16.2
2019	16.1
2020	16.1
2021	16.3
2022-2026	84.1

Other Benefit Plans

Total expense from continuing operations for defined contribution plans was as follows:

	2016	2015	2014
Defined contribution plans	$6.1	$6.8	$7.3

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

M—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended December 31
	2016	2015	2014
Domestic	$267.7	$254.2	$142.1
Foreign	219.4	195.6	153.4
	$487.1	$449.8	$295.5

Income tax expense from continuing operations is comprised of the following components:

	Year Ended December 31
	2016	2015	2014
Current
Federal	$55.7	$63.1	$38.4
State and local	4.1	7.6	3.3
Foreign	42.5	40.0	29.8
	102.3	110.7	71.5
Deferred
Federal	13.1	9.6	(6.1)
State and local	2.3	.1	2.1
Foreign	2.3	1.4	2.8
	17.7	11.1	(1.2)
	$120.0	$121.8	$70.3

Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate as follows:

	Year Ended December 31
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.9	1.6	1.0
Tax effect of foreign operations	(6.0)	(5.8)	(7.5)
Deferred tax on undistributed foreign earnings	.5	(1.0)	.4
Stock-based compensation	(3.4)	—	—
Change in valuation allowance	.2	—	.2
Change in uncertain tax positions, net	(.6)	(.5)	(.6)
Domestic production activities deduction	(1.2)	(1.2)	(3.4)
Other permanent differences, net	(.6)	(1.0)	(.7)
Other, net	(.2)	—	(.6)
Effective tax rate	24.6%	27.1%	23.8%

For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate, primarily related to China, Croatia, and Luxembourg. Other significant items impacting each year's tax rate are:

•
2016: We recognized net tax benefits totaling $21.4, including a tax benefit related to stock-based compensation from the first quarter adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting".

•
2015: We recognized net tax benefits totaling $9.4, including a reduction in deferred taxes on undistributed foreign earnings associated with a planned reinvestment in China, and a deferred tax benefit related to our Australian operations.

•
2014: We recognized net tax benefits totaling $10.9, primarily related to additional Domestic Production Activities Deductions for the current and prior years, incremental deferred foreign tax credits, and net favorable provision-to-return adjustments related to prior year taxes.

Prior to the adoption of ASU 2016-09 discussed above, all net excess tax benefits related to stock plan activity were recorded to additional contributed capital, which totaled $15.4 and $10.1 in 2015 and 2014, respectively.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities can no longer assess additional income tax for the expired period. In addition, once the statute expires we are no longer eligible to file claims for refund for any tax that we may have overpaid.

Unrecognized Tax Benefits

The total amount of our gross unrecognized tax benefits at December 31, 2016, is $16.7, of which $9.7 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the periods presented is as follows:

	2016	2015	2014
Gross unrecognized tax benefits, January 1	$15.5	$19.8	$24.4
Gross increases—tax positions in prior periods	.3	.3	.1
Gross decreases—tax positions in prior periods	(1.0)	(.5)	(2.4)
Gross increases—current period tax positions	1.1	1.3	1.3
Change due to exchange rate fluctuations	—	(1.3)	(1.0)
Settlements	(.9)	(1.5)	(.6)
Lapse of statute of limitations	(2.9)	(2.6)	(2.0)
Gross unrecognized tax benefits, December 31	12.1	15.5	19.8
Interest	4.0	6.0	7.6
Penalties	.6	.6	.8
Total gross unrecognized tax benefits, December 31	$16.7	$22.1	$28.2

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2016, four tax years were subject to audit by the United States Internal Revenue Service (IRS), covering the years 2013 through 2016. In 2015, the IRS examined our 2013 tax return for a U.S. non-consolidated filing entity, L&P Financial Services Co., and the audit was concluded with no adjustments. There are no current IRS examinations in process nor are we aware of any forthcoming.

Additionally, at December 31, 2016, eight tax years were either subject to or undergoing audit by the Canada Revenue Agency, covering the periods 2009 through 2016. The examinations in process are at various stages of completion, but to date we are not aware of any likely material adjustments. In 2016, we settled an appeal with the Canada Revenue Agency relative to our 2007 and 2008 tax years related to transfer pricing issues. The net impact of this settlement on our financial statements was not material.

Various state and other foreign jurisdiction tax years also remain open to examination, though we believe any assessments would not be material to our Consolidated Financial Statements.

It is reasonably possible that the resolution of certain tax audits could reduce our unrecognized tax benefits within the next 12 months, as certain tax positions may either be sustained on audit or we may agree to certain adjustments, or resulting from the expiration of statutes of limitations in various jurisdictions. It is not expected that any change would have a material impact on our Consolidated Financial Statements.

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$5.9	$(57.3)	$6.9	$(54.3)
Inventories	3.3	(22.1)	2.8	(26.5)
Accrued expenses	93.3	(.3)	96.8	—
Net operating losses and other tax carryforwards	48.2	—	57.2	—
Pension cost and other post-retirement benefits	31.4	(.9)	33.6	(.9)
Subsidiary stock basis	—	—	2.0	—
Intangible assets	1.1	(107.6)	1.2	(107.3)
Derivative financial instruments	9.9	(1.7)	14.0	(1.7)
Tax on undistributed earnings	—	(9.2)	—	(6.9)
Uncertain tax positions	5.3	—	7.1	—
Other	2.9	(9.7)	5.0	(7.7)
Gross deferred tax assets (liabilities)	201.3	(208.8)	226.6	(205.3)
Valuation allowance	(22.9)	—	(26.6)	—
Total deferred taxes	$178.4	$(208.8)	$200.0	$(205.3)
Net deferred tax (liability) asset		$(30.4)		$(5.3)

The net decrease in our net operating losses and other tax carryforwards in 2016 primarily relates to anticipated utilization of Canadian net operating losses we expect on our tax return filing. All changes in other Deferred Income Tax categories are not material.

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

Deferred income and withholding taxes have been provided on earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. The tax effect of most distributions would be significantly offset by available foreign tax credits. Although withholding taxes would be due on dividends from certain of our China subsidiaries to their non-U.S. parent, a subsidiary of the U.S. company, the earnings are still permanently reinvested outside the U.S. and are included in the undistributed earnings and incremental taxes discussed below. As of December 31, 2016 and 2015, we have accrued $9.2 and $6.9, respectively, of deferred taxes related to incremental withholding taxes in China.

Deferred income taxes and withholding taxes have not been provided on certain foreign earnings which are indefinitely reinvested outside the U.S. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2016, are $762.8. If such earnings were taxable in the U.S., we estimate that the resulting incremental tax expense would be approximately $131.2 based on present income tax laws, which are subject to change. In 2016, the foreign earnings we repatriated were immaterial, and resulted in no significant net tax benefit or cost.

Deferred tax assets (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2016	2015
Sundry	$23.9	$33.3
Deferred income taxes	(54.3)	(38.6)
	$(30.4)	$(5.3)

N—Other (Income) Expense

The components of other (income) expense from continuing operations were as follows:

	Year Ended December 31
	2016	2015	2014
Restructuring charges	$.8	$1.6	$.9
Asset impairments (see Note C)	.4	2.2	1.3
Currency (gain) loss	(2.1)	(2.1)	.3
Royalty income	(.3)	(.9)	(1.0)
(Gain) loss from diversified investments associated with stock-based compensation plans	(2.2)	.3	(1.2)
Other income	(2.2)	(5.7)	(5.6)
	$(5.6)	$(4.6)	$(5.3)

O—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$158.3	$(23.5)	$(40.3)	$94.5
Other comprehensive income	(71.7)	.8	(49.5)	(120.4)
Reclassifications, pretax (1)	—	4.4	3.1	7.5
Income tax effect	—	(1.8)	17.4	15.6
Attributable to noncontrolling interest	.2	—	—	.2
Balance December 31, 2014	86.8	(20.1)	(69.3)	(2.6)
Other comprehensive income	(88.5)	(13.1)	.1	(101.5)
Reclassifications, pretax (2)	(3.6)	3.5	17.3	17.2
Income tax effect	—	1.5	(6.2)	(4.7)
Attributable to noncontrolling interest	.5	—	—	.5
Balance December 31, 2015	(4.8)	(28.2)	(58.1)	(91.1)
Other comprehensive income	(33.2)	(.9)	(3.0)	(37.1)
Reclassifications, pretax (3)	(1.7)	15.3	4.5	18.1
Income tax effect	—	(4.0)	(.6)	(4.6)
Attributable to noncontrolling interest	1.1	—	—	1.1
Balance December 31, 2016	$(38.6)	$(17.8)	$(57.2)	$(113.6)

(1) 2014 pretax reclassifications are comprised of:
Net sales	$—	$.4	$—	$.4
Cost of goods sold; selling and administrative expenses	—		3.1	3.1
Interest expense	—	4.0	—	4.0
Other income (expense), net	—	—	—	—
Total 2014 reclassifications, pretax	$—	$4.4	$3.1	$7.5

(2) 2015 pretax reclassifications are comprised of:
Net sales	$—	$(.6)	$—	$(.6)
Cost of goods sold; selling and administrative expenses	—	—	17.3	17.3
Interest expense	—	4.1	—	4.1
Other income (expense), net	(3.6)	—	—	(3.6)
Total 2015 reclassifications, pretax	$(3.6)	$3.5	$17.3	$17.2

(3) 2016 pretax reclassifications are comprised of:
Net sales	$—	$10.6	$—	$10.6
Cost of goods sold; selling and administrative expenses	—	.5	4.5	5.0
Interest expense	—	4.2	—	4.2
Other income (expense), net	(1.7)	—	—	(1.7)
Total 2016 reclassifications, pretax	$(1.7)	$15.3	$4.5	$18.1

P—Fair Value

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

•	Level 3: Unobservable inputs that are not corroborated by market data.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$145.8	$—	$145.8
Derivative assets (see Note R)	—	.8	—	.8
Diversified investments associated with the ESUP* (see Note K)	26.8	—	—	26.8
Total assets	$26.8	$146.6	$—	$173.4
Liabilities:
Derivative liabilities (see Note R)	$—	$4.1	$—	$4.1
Liabilities associated with the ESUP* (see Note K)	25.6	—	—	25.6
Total liabilities	$25.6	$4.1	$—	$29.7

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$176.0	$—	$176.0
Derivative assets (see Note R)	—	.6	—	.6
Diversified investments associated with the ESUP* (see Note K)	22.0	—	—	22.0
Total assets	$22.0	$176.6	$—	$198.6
Liabilities:
Derivative liabilities* (see Note R)	$—	$14.8	$—	$14.8
Liabilities associated with the ESUP* (see Note K)	22.2	—	—	22.2
Total liabilities	$22.2	$14.8	$—	$37.0

* Includes both current and long-term amounts combined.

The fair value for fixed rate debt (Level 2) was greater than its carrying value by approximately $25 and $13 at December 31, 2016 and 2015, respectively. The carrying value was $750.0 for both years.

Items measured at fair value on a non-recurring basis

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note Q and evaluating long-term assets (including goodwill) for potential impairment as discussed in Note C. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.

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

Q—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented, and any additional consideration paid for prior years’ acquisitions. A portion of the goodwill included in the table below is expected to provide an income tax benefit.

	2016	2015	2014
Accounts receivable	$5.3	$3.7	$7.9
Inventory	5.8	4.8	16.2
Property, plant and equipment	3.7	2.7	17.1
Goodwill (see Note D)	8.7	7.9	29.4
Other intangible assets (see Note D)	12.3	14.9	14.1
Other current and long-term assets	—	.1	4.0
Current liabilities	(4.2)	(8.1)	(6.0)
Long-term liabilities	(.5)	(3.3)	(3.1)
Fair value of net identifiable assets	31.1	22.7	79.6
Less: Additional consideration for prior years’ acquisitions	(.3)	1.2	—
Less: Additional consideration payable	1.9	10.4	8.1
Less: Non-cash consideration	—	—	1.1
Net cash consideration	$29.5	$11.1	$70.4

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2016	3	Residential Furnishings; Specialized Products	Distributor of geosynthetic products; Innersprings; Fabricated aerospace tubing and pipe assemblies
December 31, 2015	1	Commercial Products	Upholstered office furniture
December 31, 2014	5	Residential Furnishings	Innersprings; Home furniture components; Geotextile products; Fabric converting for furniture and bedding; Foam carpet underlay

We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2016 and 2015 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements. Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At December 31, 2016, there was no substantial remaining consideration payable, other than the liability associated with our 2015 acquisition discussed below.

A brief description of our acquisition activity by year is included below.
2016

We acquired three small businesses for a total purchase price of $29.2. The first, a U.S. manufacturer of aerospace tube assemblies, expands our tube forming and fabrication capabilities and adds precision machining to our aerospace platform. The second is a distributor of geosynthetic products, and the third, a South African producer of mattress innersprings. In addition to these acquisitions, we purchased the remaining interest in an Automotive joint venture in China for $35.2.
2015
We acquired a 70% interest in a European private-label manufacturer of high-end upholstered furniture. This business is complementary to our North American private-label operation and allows us to support our Work Furniture customers as they expand globally. The initial cash outlay for the 70% interest was $12.3 and per the terms of the agreement, we will acquire the remaining 30% interest in two equal parts, in 2018 and 2020. We have recorded a long-term liability of approximately $11.0 for these future payments. Future payments are estimated based upon a calculation that incorporates EBITDA and the recorded liability may fluctuate significantly until the payment dates. Any changes in this liability will be reflected in interest income or expense on the Consolidated Statement of Operations.
2014
We acquired Tempur Sealy's three U.S. innerspring production facilities for a purchase price of $44.5. This additional volume enhanced our economies of scale, benefited from our vertical integration in steel rod and wire, and allowed manufacturing optimization across a broad asset base. These factors contributed to the recognition of $17.8 in goodwill from this acquisition.

We also acquired a German designer and distributor of high-end, European-style motion furniture components for a purchase price of $16.8. This business allows us to meet varying design preferences and broadens the range of our furniture component products. These factors contributed to the recognition of $4.4 in goodwill from this acquisition.

We also acquired three other small operations, with an aggregate purchase price of approximately $18.0.

R—Derivative Financial Instruments

Cash Flow Hedges

Derivative financial instruments that we currently use to hedge forecasted transactions and anticipated cash flows are:

Currency Cash Flow Hedges—The foreign currency hedges manage risk associated with exchange rate volatility of various currencies.

We have also historically used interest rate cash flow hedges to manage interest rate risks.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2016
Derivatives Designated as Hedging Instruments			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Cash flow hedges:
Currency hedges:
-Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$80.4	$—	$2.4
-Future USD purchases of European subsidiaries	Dec 2017	3.8	.1	—
-Future MXN purchases of a USD subsidiary	Dec 2017	5.8	—	.9
-Future JPY sales of Chinese subsidiary	Dec 2017	3.5	.3	—
-Future DKK sales of Polish subsidiary	Mar 2017	10.1	.1	—
-Future EUR Sales of Chinese, Swiss and UK subsidiaries	Dec 2017	6.4	—	.2
Total cash flow hedges			.5	3.5
Fair value hedges:
USD inter-company note receivable on a CAD subsidiary	Jan 2017	24.0	.2	.1
PLN inter-company note receivable on a GPB subsidiary	Jun 2017	2.3	.1	—
ZAR inter-company note receivable on a USD subsidiary	Dec 2017	2.3		.1
Total fair value hedges			.3	.2
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2017	19.0	—	.3
Hedge of EUR cash on USD Subsidiary	Jan 2017	5.9	—	.1
Total derivatives not designated as hedging instruments			—	.4
			$.8	$4.1

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2015
Derivatives Designated as Hedging Instruments			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Currency hedges:
-Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$219.8	$—	$10.1	$2.3
-Future USD purchases of Canadian, European and Korean subsidiaries	Dec 2017	16.8	.3	—	—
-Future MXN purchases of USD subsidiary	Dec 2017	7.3	—	.7	.3
-Future JPY sales of Chinese subsidiary	Dec 2016	3.8	—	.1	—
-Future DKK sales of Polish subsidiary	Dec 2016	15.6	—	.1	—
-Future EUR Sales of Chinese, Swiss and UK subsidiaries	Mar 2017	13.6	—	.1	—
Total cash flow hedges			.3	11.1	2.6
Fair value hedges:
DKK inter-company note receivable on a USD subsidiary	May 2016	1.7	.1	—	—
USD inter-company note receivable on a CAD subsidiary	Jan 2016	9.0	—	.5	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2016	8.0	—	.1	—
Total fair value hedges			.1	.6	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2016	11.0	—	.3	—
Non-deliverable hedge on EUR exposure to CNY	Dec 2016	2.2	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Dec 2016	2.5	—	.1	—
Hedge of DKK cash on USD Subsidiary	Apr 2016	3.0	.1	—	—
Hedge of EUR cash on UK Subsidiary	Jan 2016	8.3	.1	—	—
Total derivatives not designated as hedging instruments			.2	.5	—
			$.6	$12.2	$2.6

The following table sets forth the pre-tax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income for the Year Ended December 31
Derivatives Designated as Hedging Instruments		2016	2015	2014
Interest rate cash flow hedges (1)	Interest expense	$4.2	$4.1	$4.0
Currency cash flow hedges	Net sales *	10.8	3.2	2.1
Currency cash flow hedges	Cost of goods sold	1.1	(1.3)	(.3)
Currency cash flow hedges	Other (income) expense, net	.4	—	.4
Total cash flow hedges		16.5	6.0	6.2
Fair value hedges	Other (income) expense, net	(1.3)	1.2	2.7
Derivatives Not Designated as Hedging Instruments
Hedge of USD cash-Swiss subsidiary	Other (income) expense, net	—	(.1)	—
Non-deliverable hedge on USD exposure to CNY	Other (income) expense, net	.2	.2	—
Non-deliverable hedge on EUR exposure to CNY	Other (income) expense, net	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Other (income) expense, net	.1	.1	—
Hedge of GBP cash-USD subsidiary	Other (income) expense, net	.1	—	—
Hedge of EUR cash-Swiss (2015 only), UK and USD subsidiaries	Other (income) expense, net	(.5)	2.3	—
Total derivative instruments		$15.1	$9.8	$8.9

* Discontinued operations amounts included in the above:		$—	$—	$.1

 (1) Interest Rate Cash Flow Hedges—On August 12, 2012, we issued $300 of 10-year notes with a coupon rate of 3.40%. As a part of this transaction, we settled our $200 forward starting interest rate swaps we had entered into during 2010 and recognized a loss of $42.7, which will be amortized out of accumulated other comprehensive income to interest expense over the life of the notes.
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

S—Contingencies
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

Foam Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against several defendants alleging that Leggett and Platt and certain other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws. We were party to several antitrust proceedings regarding polyurethane foam products. The majority of these proceedings were fully resolved in 2015.  The ultimate amount of settlement payments in these cases was not materially different than the amounts originally accrued.  The remaining antitrust proceeding, along with the resolution of other proceedings, is disclosed below.

We deny all allegations in the pending antitrust proceeding. We will vigorously defend ourselves in this proceeding and believe that we have valid bases to contest all claims. However, we have established an accrual for the estimated amount that we believe is necessary to resolve the pending antitrust matter. We also believe, based on current facts, it is reasonably possible that we may incur a loss in excess of the recorded accrual associated with the pending antitrust proceeding. For specific information regarding accruals, cash payments to settle litigation contingencies, and reasonably possible losses in excess of accruals please see “Accruals and Reasonably Possible Losses in Excess of Accruals” below.
U.S. Indirect Purchaser Class Action Cases. We were named as a defendant in an indirect purchaser class consolidated amended complaint filed on March 21, 2011 and were subsequently sued in an indirect purchaser class action case filed on May 23, 2011, in the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs, on behalf of themselves and/or a class of indirect purchasers, brought damages claims under various states' antitrust and consumer protection statutes, and were seeking three times an amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also sought attorney fees, prejudgment interest, court costs, and injunctive relief against future violations. We denied all allegations. The Ohio Court ordered all parties to attend non-binding mediation with a mediator of their choosing.
Settlement of U.S. Indirect Purchaser Class Action Cases. We reached a tentative settlement in the U.S. Indirect Class Action cases on May 18, 2015, by agreeing to pay an amount not materially different from the amount previously accrued for this claim. We continue to deny all allegations in the cases, but settled the indirect purchaser class cases to avoid the risk, uncertainty, expense and distraction of litigation. The Court preliminarily approved the class settlement on July 31, 2015. The full settlement amount was paid in escrow in the third quarter of 2015. The final settlement approval hearing was held on December 15, 2015 and the Court granted final approval of the settlement. Several objectors filed notices of appeal of the order approving the class settlement to the Sixth Circuit Court of Appeals. On April 14, 2016, the Court ordered the objectors to post an appeal bond by May 13, 2016. Certain of the objectors filed a motion to reconsider or stay the bond order, which the Court denied on May 12, 2016. Subsequently, three of the five objectors voluntarily dismissed their appeals. On June 20, 2016, the Sixth Circuit dismissed the remaining two appeals, one for failure to post an appeal bond, and the other because it was untimely filed. One of the two objectors filed a petition for rehearing en banc (requesting that all judges rather than the normal 3 rule on the appeal) on June 29, 2016. That petition was denied on September 27, 2016. On December 22, 2016, the objector filed a petition for a writ of certiori to the U.S. Supreme Court. The petition was denied on January 23, 2017. As such, these cases have been fully resolved.
Kansas Restraint of Trade Act Cases. We have been named as a defendant in two individual cases alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, one filed on November 29, 2012 in the United States District Court of Kansas under the name LaCrosse Furniture Company v. Future Foam, Inc., et al., Case No. 12-cv-2748 KHV/JPO and the other on April 11, 2013 in the District Court of Kansas under the name CAP Carpet, Inc. v. Future Foam, Inc., Case No. 13-cv-1140-JAR-KGG. These two cases were previously transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims and allegations of these plaintiffs are generally the same as the class plaintiffs (referenced above), with the exception that the Kansas plaintiffs seek full consideration damages (their total purchase amounts for the allegedly price-fixed polyurethane foam products). On May 15, 2015, the U.S. Judicial Panel on Multi-district Litigation remanded the cases back to the U.S. District Court for the District of Kansas.
Settlement of CAP Carpet Case. The plaintiffs in the CAP Carpet case alleged full consideration damages of $10.1 (which they argued should be trebled to $30) plus prejudgment interest at a statutory rate of 10% and attorney fees. The trial in this case, which was scheduled for November 14, 2016, had been postponed to January 23, 2017. We filed a motion for partial summary judgment on March 15, 2016, on several of the key issues of the case, including arguments that CAP Carpet is not entitled to full consideration damages or prejudgment interest and that full consideration damages are not trebled. On March

15, 2016, CAP Carpet also filed a motion for judgment on the pleadings as to the availability of full consideration damages. On November 17, 2016, we reached a cash settlement to fully resolve the CAP Carpet case and paid the amount in the fourth quarter of 2016. The cash payment was not material to the Company and was not materially different than the amount accrued for such case.

LaCrosse Case. The plaintiff in the LaCrosse case alleges full consideration damages and prejudgment interest through 2013 in the collective amount of $22.2, of which LaCrosse argues the full consideration portion should be trebled. LaCrosse also seeks an additional three years of prejudgment interest at a statutory rate of 10% and attorneys' fees. On January 13, 2017, LaCrosse filed a motion for partial judgment on the pleadings seeking the allowance of full consideration damages. We filed a motion for partial summary judgment on January 24, 2017, on several key issues of the case, including arguments that LaCrosse is not entitled to full consideration damages or prejudgment interest and that full consideration damages are not trebled. On that same date, we also filed a motion to exclude testimony from LaCrosse's expert. These motions remain pending. Trial is scheduled to begin on August 7, 2017.

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
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $4.1, under MPF Case No. 10855.725260/2012-36 covering the period from January 2008 through December 2010 on the same subject matter. L&P Brazil denied the violation. The Brazilian Revenue Office upheld the assessment at all administrative levels. L&P Brazil appealed this decision but the appeal was denied by the second administrative level on January 27, 2015. On December 4, 2015, we filed an Annulment Action, Case No. 009658-07.2015.4.03.6110, at the judicial level seeking to obtain an injunction to allow the transfer of the cash deposit in the amount of $4.8 for the administrative case to a judicial escrow account to cover the updated liability amount of $5.1. The preliminary injunction was granted on December 10, 2015, and we are awaiting the federal attorney’s response.
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

On February 1, 2013, the Brazilian Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, Case No. 0002222-35.2013.8.13.0878, alleging the untimely payment of $.2 of social contributions (social security and social assistance payments) for the period September to October 2010. L&P Brazil argued that the payments were not required to be made because of the application of certain tax credits that were generated by L&P Brazil's use of a correct tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters). On June 26, 2014, the Brazilian Revenue Office issued a new notice of violation against L&P Brazil in the amount of $.8, under Case No. 10660.721523/2014-87, covering the period from 2011 through 2012 on the same subject matter. L&P Brazil has filed its defense denying the assessments.
On July 1, 2014, the Brazilian Finance Ministry rendered a preliminary decision to reject certain offsetting requests presented by L&P Brazil, which originated with Administrative Proceeding No. 10660.720850/2014-11. The Brazilian Finance Ministry alleges that L&P Brazil improperly offset $.1 of social contributions otherwise due in 2011. L&P Brazil filed its response denying the allegations. L&P Brazil is defending on the basis that the social contribution debts were correctly offset with tax credits generated by L&P Brazil's use of a correct tariff code classification for value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Federal Brazilian matters). On December 15, 2015, the Brazilian Federal Revenue issued an assessment against L&P Brazil in the amount of $.1, under Case No. 10600.720142/2015-76 for the period of August 2010 through May 2011, as a penalty for L&P Brazil’s requests to offset tax credits. We filed our defense denying the assessment on January 8, 2016.
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
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $0.9 for the tax years January 2011 through August 2012 regarding the same subject matter (i.e. the correct tax rate for the collection and payment of value-added tax on mattress innerspring units). L&P filed its response denying the allegations. After the first and second administrative levels denied L&P Brazil’s defenses, L&P Brazil filed an appeal to the third administrative level on August 6, 2015. On June 9, 2016, L&P Brazil filed an annulment action, Case No. 1019825-91.2016.8.26.0602, in the Sorocaba State Court, to allow transfer of the the previously deposited cash amount of $1.1 to a judicial account, and to annul the entire $1.2 assessment (updated with interest through the close of the administrative procedures).
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 2008 through August 2012 in the amount of $.6, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation. After the first and second administrative levels ruled against us, the case is now proceeding judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court. L&P Brazil filed its response denying the assessments on June 5, 2014.

Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although the Company denies liability in all threatened or pending litigation proceedings in which it is or may be a party and believes that it has valid bases to contest all claims threatened or made against it, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
Litigation contingency accrual - Beginning of period	$8.1	$83.9	$3.7
Adjustment to accruals - expense (income) - Continuing operations	7.1	5.7	56.8
Adjustment to accruals - expense (income) - Discontinued operations	2.0	.7	35.4
Cash payments	(14.0)	(82.2)	(12.0)
Litigation contingency accrual - End of period	$3.2	$8.1	$83.9

A large percentage of the accruals and cash payments in the table above are related to antitrust proceedings. The above litigation contingency accrual does not include accrued expenses related to worker's compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Note H on page 92.
We have relied on several facts and circumstances to conclude that some loss is probable with respect to certain proceedings and matters, and to arrive at a reasonable estimate of loss or range of loss and record the accruals, including: the maturation of the pending proceedings and matters; our experience in settlement negotiations and mediation; comparative settlements of other companies in similar proceedings; discovery becoming substantially complete in certain proceedings; certain quantitative metrics used to value probable loss contingencies; and our willingness to settle certain proceedings to forgo the cost and risk of litigation and distraction to our senior executives.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of December 31, 2016, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of the accruals noted above are estimated to be approximately $26, including approximately $21 for Brazilian VAT matters disclosed above and $5 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.

 Leggett & Platt, Incorporated
Quarterly Summary of Earnings
 (Unaudited)
(Dollar amounts in millions, except per share data)

Year ended December 31	First [3]	Second [1,4]	Third	Fourth [2,5]	Total
2016
Net sales	$938.4	$958.9	$948.9	$903.7	$3,749.9
Gross profit	233.6	234.0	227.4	204.2	899.2
Earnings from continuing operations before income taxes	118.7	137.2	121.2	110.0	487.1
Earnings from continuing operations	$91.0	$99.5	$93.6	$83.0	$367.1
Earnings (loss) from discontinued operations, net of tax	.1	20.3	—	(1.3)	19.1
Net earnings	91.1	119.8	93.6	81.7	386.2
(Earnings) attributable to noncontrolling interest, net of tax	(1.6)	1.4	(.1)	(.1)	(.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$89.5	$121.2	$93.5	$81.6	$385.8
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.73	$.68	$.61	$2.66
Diluted	$.63	$.72	$.67	$.60	$2.62
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.15	$—	$(.01)	$.14
Diluted	$—	$.15	$—	$(.01)	$.14
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.64	$.88	$.68	$.60	$2.80
Diluted	$.63	$.87	$.67	$.59	$2.76
2015
Net sales	$966.2	$997.3	$1,009.1	$944.6	$3,917.2
Gross profit	217.8	230.7	241.1	233.6	923.2
Earnings from continuing operations before income taxes	102.0	109.0	132.3	106.5	449.8
Earnings from continuing operations	$73.3	$76.7	$96.2	$81.8	$328.0
Earnings (loss) from discontinued operations, net of tax	(.5)	1.8	(.1)	—	1.2
Net earnings (loss)	72.8	78.5	96.1	81.8	329.2
(Earnings) attributable to noncontrolling interest, net of tax	(1.1)	(.8)	(.9)	(1.3)	(4.1)
Net earnings (loss) attributable to Leggett & Platt, Inc. common shareholders	$71.7	$77.7	$95.2	$80.5	$325.1
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.51	$.54	$.68	$.57	$2.30
Diluted	$.50	$.53	$.67	$.57	$2.27
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.01	$—	$—	$.01
Diluted	$—	$.01	$—	$—	$.01
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.51	$.55	$.68	$.57	$2.31
Diluted	$.50	$.54	$.67	$.57	$2.28

All below amounts are shown pretax.

1.
Second quarter 2016 Earnings from continuing operations include a gain of $7 associated with litigation accruals (Note S); $11 gain associated with the sale of a business; and a $4 charge from CVP impairment (Note C)

2.	Fourth quarter 2016 Earnings from continuing operations include $16 associated with the gain on sale of a business

3.	First quarter 2015 Earnings from continuing operations include impairment charges of $6 from our steel tubing operation. (Note C)

4.	Second quarter 2015 Earnings from continuing operations include charges of $2 associated with litigation accruals. Discontinued operations includes $1 in litigation accruals (Note S)

5.	Fourth quarter 2015 Earnings from continuing operations include a $12 charge associated with a lump sum pension buyout and $4 in charges associated with litigation accruals (Note L and Note S)

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful receivables	$9.9	$1.6	$4.1	(1)	$7.4
Excess and obsolete inventory reserve, LIFO basis	$24.7	$8.9	$6.5		$27.1
Tax valuation allowance	$26.6	$.8	$4.5		$22.9

Year ended December 31, 2015
Allowance for doubtful receivables	$17.2	$2.6	$9.9	(1)	$9.9
Excess and obsolete inventory reserve, LIFO basis	$21.9	$9.8	$7.0		$24.7
Tax valuation allowance	$27.1	$(.4)	$.1		$26.6

Year ended December 31, 2014
Allowance for doubtful receivables	$17.6	$4.9	$5.3	(1)	$17.2
Excess and obsolete inventory reserve, LIFO basis	$21.9	$10.0	$10.0		$21.9
Tax valuation allowance	$25.4	$1.0	$(.7)		$27.1

(1)	Uncollectible accounts charged off, net of recoveries.

Item 16. Form 10-K Summary.

None.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ KARL G. GLASSMAN
Karl G. Glassman
President and Chief Executive Officer

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ KARL G. GLASSMAN	President and Chief Executive Officer and Director	February 22, 2017
Karl G. Glassman

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN	Executive Vice President, Chief Financial Officer and Director	February 22, 2017
Matthew C. Flanigan

(c) Principal Accounting Officer:

/S/ TAMMY M. TRENT	Vice President and Chief Accounting Officer	February 22, 2017
Tammy M. Trent

(d) Directors:

ROBERT E. BRUNNER*	Director
Robert E. Brunner

Robert G. Culp, III*	Director
Robert G. Culp, III

Signature	Title	Date

R. TED ENLOE, III*	Director
R. Ted Enloe, III

Manuel A. Fernandez*	Director
Manuel A. Fernandez

Joseph W. McClanathan*	Director
Joseph W. McClanathan

JUDY C. ODOM*	Director
Judy C. Odom

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ Scott S. Douglas	February 22, 2017
Scott S. Douglas
Attorney-in-Fact Under Power-of-Attorney dated February 21, 2017

EXHIBIT INDEX

Exhibit No.	Document Description

3.1
Restated Articles of Incorporation of the Company as of May 13, 1987, with Amendments dated May 12, 1993 and May 20, 1999; filed March 11, 2004 as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, are incorporated by reference. (SEC File No. 001-07845)

3.2	Bylaws of the Company, as amended through February 21, 2017, filed February 22, 2017 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.1	Article III of the Company’s Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 hereto, is incorporated by reference.

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
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.4
Form of $300,000,000 3.80% Senior Notes due 2024 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 10, 2014 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5
Form of $300,000,000 3.40% Senior Notes due 2022, issued pursuant to the Senior Indenture dated May 6, 2005, filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.6
Form of $150,000,000 4.40% Notes due 2018 issued pursuant to the Indenture dated November 24, 1999, filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7
Form of $200,000,000 5.00% Notes retired in 2015 issued pursuant to the Senior Indenture dated May 6, 2005, filed August 11, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

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

10.7*	Summary Sheet of Executive Cash Compensation, filed February 22, 2017 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.8*	Summary Sheet of Director Compensation, filed August 4, 2016 as Exhibit 10.1 to the Company's Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.9*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 5, 2015, filed March 25, 2015 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.9.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.2*
2017 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2017 grants and grants thereafter), filed November 10, 2016 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.3*
2015 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2015 and 2016 grants), filed November 4, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.4*
2011 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2011 grants through 2014 grants), filed January 6, 2011 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

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

10.9.8*
2017 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2017 grants and grants thereafter), filed November 10, 2016 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.9*
2015 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2015 and 2016 grants), filed March 26, 2015 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.10*	Award Formula for the 2016-2017 Profitable Growth Incentive Program, filed May 4, 2016 as Exhibit 10.1 to the Company's Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.9.11*	Award Formula for the 2015-2016 Profitable Growth Incentive Program, filed March 26, 2015 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.12*
2014 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2014 grants), filed March 3, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.13*	Award Formula for 2014-2015 Profitable Growth Incentive Program, filed March 3, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.14*
2013 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2013 grants), filed March 6, 2013 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9.15*	Award Formula for 2013-2014 Profitable Growth Incentive Program, filed March 6, 2013 as Exhibit 10.9 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10*	The Company’s 2014 Key Officers Incentive Plan, effective January 1, 2014, filed March 25, 2014 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.10.1*	2016 Award Formula under the Company's 2014 Key Officers Incentive Plan, filed March 28, 2016 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.10.2*	2015 Award Formula under the Company's 2014 Key Officers Incentive Plan, filed March 26, 2015 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11*
The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

10.12*
The Company’s Deferred Compensation Program, effective as of December 1, 2011, filed February 24, 2012 as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.13*
The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

10.14*
The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective February 23, 2016, filed February 25, 2016, as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2015, is incorporated by reference. (SEC File No. 001-07845)

10.15*
Description of the long-term disability arrangement between the Company and Karl G. Glassman filed February 25, 2016 as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2015, is incorporated by reference. (SEC File No. 001-07845).

10.16*
The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.17*
Summary Description of the Company's Key Management Incentive Compensation Plan for Profit Center Participants, filed May 6, 2015 as Exhibit 10.1 to the Company’s Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.18*
Release Agreement between the Company and David S. Haffner, dated December 31, 2015, filed January 5, 2016 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19
First Amended and Restated Credit Agreement, dated May 13, 2016 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed May 18, 2016 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.20
Commercial Paper Issuing and Paying Agent Agreement between U.S. Bank National Association and the Company, dated December 2, 2014, including Master Note, filed December 5, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.20.1	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12**	Computation of Ratio of Earnings to Fixed Charges.

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Document Description

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2017.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 22, 2017.

32.1**	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2017.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2017.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

______________________________

*	Denotes management contract or compensatory plan or arrangement.

**	Denotes filed or furnished herewith.

***
Exhibit 101 to this report includes the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2016; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2016; (iii) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2016; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2016; and (vi) Notes to Consolidated Financial Statements.