Form 10-Q
period 2017-03-31
LEGGETT & PLATT INC
filed 2017-05-09
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code (417) 358-8131
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of May 1, 2017: 132,307,307

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	March 31, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$268.6	$281.9
Trade receivables, net	523.0	450.8
Other receivables, net	32.4	35.8
Total receivables, net	555.4	486.6
Inventories
Finished goods	274.7	255.7
Work in process	57.8	52.6
Raw materials and supplies	257.9	245.1
LIFO reserve	(34.2)	(33.8)
Total inventories, net	556.2	519.6
Prepaid expenses and other current assets	32.9	36.8
Total current assets	1,413.1	1,324.9
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,141.0	1,133.8
Buildings and other	595.4	559.4
Land	38.4	37.7
Total property, plant and equipment	1,774.8	1,730.9
Less accumulated depreciation	1,186.0	1,165.4
Net property, plant and equipment	588.8	565.5
OTHER ASSETS
Goodwill	812.7	791.3
Other intangibles, less accumulated amortization of $143.1 and $137.0 as of March 31, 2017 and December 31, 2016, respectively	174.6	164.9
Sundry	130.3	137.5
Total other assets	1,117.6	1,093.7
TOTAL ASSETS	$3,119.5	$2,984.1
CURRENT LIABILITIES
Current maturities of long-term debt	$3.4	$3.6
Accounts payable	387.8	351.1
Accrued expenses	241.7	257.7
Other current liabilities	83.7	94.2
Total current liabilities	716.6	706.6
LONG-TERM LIABILITIES
Long-term debt	1,119.9	956.2
Other long-term liabilities	165.7	173.0
Deferred income taxes	51.9	54.3
Total long-term liabilities	1,337.5	1,183.5
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	499.5	506.2
Retained earnings	2,451.6	2,410.5
Accumulated other comprehensive loss	(96.2)	(113.6)
Treasury stock	(1,792.9)	(1,713.5)
Total Leggett & Platt, Inc. equity	1,064.0	1,091.6
Noncontrolling interest	1.4	2.4
Total equity	1,065.4	1,094.0
TOTAL LIABILITIES AND EQUITY	$3,119.5	$2,984.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2017	2016
Net sales	$960.3	$938.4
Cost of goods sold	734.3	704.8
Gross profit	226.0	233.6
Selling and administrative expenses	106.4	105.1
Amortization of intangibles	5.1	5.1
Gain from sale of assets and businesses	(.2)	(2.5)
Other (income) expense, net	(1.2)	(1.2)
Earnings from continuing operations before interest and income taxes	115.9	127.1
Interest expense	10.6	9.2
Interest income	2.0	.8
Earnings from continuing operations before income taxes	107.3	118.7
Income taxes	21.2	27.7
Earnings from continuing operations	86.1	91.0
Earnings from discontinued operations, net of tax	—	.1
Net earnings	86.1	91.1
Earnings attributable to noncontrolling interest, net of tax	—	(1.6)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$86.1	$89.5
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.63	$.64
Diluted	$.62	$.63
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—
Diluted	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.63	$.64
Diluted	$.62	$.63

Cash dividends declared per share	$.34	$.32

Average shares outstanding
Basic	136.8	139.1
Diluted	138.1	141.2
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2017	2016
Net earnings	$86.1	$91.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	14.3	22.4
Cash flow hedges	2.5	6.5
Defined benefit pension plans	.6	.7
Other comprehensive income	17.4	29.6
Comprehensive income	103.5	120.7
Less: comprehensive income attributable to noncontrolling interest	—	(1.6)
Comprehensive income attributable to Leggett & Platt, Inc.	$103.5	$119.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
OPERATING ACTIVITIES
Net earnings	$86.1	$91.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22.8	21.1
Amortization of intangibles and debt issuance costs	7.5	7.2
Provision for losses on accounts and notes receivable	1.6	1.2
Writedown of inventories	1.3	1.6
Net gain from sales of assets and businesses	(.2)	(2.5)
Deferred income tax expense	6.4	6.0
Stock-based compensation	10.3	12.4
Other, net	1.4	(.1)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(59.7)	(4.0)
Inventories	(30.1)	(13.9)
Other current assets	4.5	1.8
Accounts payable	28.8	22.2
Accrued expenses and other current liabilities	(23.0)	(32.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	57.7	111.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	(34.3)	(27.7)
Purchases of companies, net of cash acquired	(37.9)	(16.4)
Proceeds from sales of assets and businesses	1.3	2.3
Other, net	(6.6)	(5.3)
NET CASH USED FOR INVESTING ACTIVITIES	(77.5)	(47.1)
FINANCING ACTIVITIES
Payments on long-term debt	(4.9)	(.6)
Change in commercial paper and short-term debt	159.1	81.4
Dividends paid	(45.4)	(43.5)
Issuances of common stock	1.3	1.2
Purchases of common stock	(104.2)	(106.6)
Purchase of remaining interest in noncontrolling interest	(2.6)	—
Other, net	(.8)	(1.7)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	2.5	(69.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.0	2.6
DECREASE IN CASH AND CASH EQUIVALENTS	(13.3)	(3.0)
CASH AND CASH EQUIVALENTS—January 1,	281.9	253.2
CASH AND CASH EQUIVALENTS—March 31,	$268.6	$250.2
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
The December 31, 2016 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2016.
Reclassifications
Certain reclassifications have been made to the prior period's information in the Notes to the Consolidated Condensed Financial Statements to conform to the first quarter 2017 for segment reporting changes in our management structure and all related internal reporting, as well as the presentation of LIFO expense or benefit within the segments to which they relate (See Note 4 - Segment Information). These reclassifications did not impact our consolidated earnings or assets of the company, and all prior periods presented have been restated to conform with these changes.

2. ACCOUNTING STANDARD UPDATES

The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU).   Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements. The FASB has issued accounting guidance, in addition to the items discussed below, effective for future periods which we do not believe will have a material impact on our future financial statements.

Adopted in 2017:

•
ASU 2016-16 "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory": Eliminates deferral of the tax effects of all intra-entity asset sales other than inventory, resulting in tax expense being recorded on the sale of the asset in the seller's tax jurisdiction when the sale occurs, even though the pretax effects of the transaction are eliminated in consolidation. Any deferred tax asset arising in the buyer's jurisdiction is also recognized at the time of sale. We adopted this guidance in the first quarter of 2017. The modified retrospective approach was required, and as a result, we recorded a $1.2 increase to beginning retained earnings on January 1, 2017. Adoption of this new guidance did not materially impact our 2017 Consolidated Condensed Statements of Operations.

To be adopted in future years:

•
ASU 2014-09 “Revenue from Contracts with Customers”:  Supersedes most of the existing authoritative literature for revenue recognition and prescribes a five-step model for recognizing revenue from contracts with customers. In July 2015, the FASB deferred the effective date of this ASU by one year, which results in the new standard being effective January 1, 2018. In addition, the FASB issued several amendments to the standard during 2016. This standard permits two transition methods, the full retrospective method or the modified retrospective method. The new standard will also require expanded disclosures pertaining to revenues from contracts with customers in the notes to the financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We established a cross-functional implementation team in 2014 to assess all potential impacts of this standard and are evaluating the standard on a business unit by business unit basis. We are analyzing the ASU’s impact on our contract portfolio, comparing historical accounting policies and practices to the requirements of the new guidance and identifying potential differences from applying the requirements of the new guidance to the contracts. We are also evaluating new disclosure requirements and identifying and documenting current business practices compared to terms and conditions contained in our contracts in light of the new revenue standard. We have not yet selected a transition method. We will apply the guidance at the new revenue standard’s effective date of January 1, 2018.

•
ASU 2016-02 “ Leases”:  Requires that a lessee recognize a right-of-use asset and a lease liability on the balance sheet for most lease arrangements. This ASU will be effective January 1, 2019, and we are assessing all potential impacts of the standard. Currently, we anticipate adopting this standard January 1, 2019. We believe it will increase our assets and liabilities for the addition of right-of-use assets and the corresponding lease liabilities on the balance sheet. We are evaluating its impact on our Consolidated Condensed Statements of Operations and Cash Flows.

•
ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment": This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, the annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. This ASU will be effective January 1, 2020, with early adoption permitted. We are currently evaluating this guidance, and do not expect it to materially impact our future financial statements.

•
ASUs 2016-13 “Financial Instruments - Credit Losses”, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, and 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" are currently being evaluated. However, we do not expect these updates to materially impact our future financial statements.

3. INVENTORIES
Approximately 50% of our inventories are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method. We calculate our LIFO reserve (the excess of FIFO cost over LIFO cost) on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year.
The following table contains the LIFO expense included in continuing operations for each of the periods presented.

	Three Months Ended March 31,
	2017	2016
LIFO expense	$.4	$—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. SEGMENT INFORMATION
Our reportable segments are the same as our operating segments, which also correspond with our management structure. In conjunction with a change in executive officers, our management structure and all related internal reporting changed as of January 1, 2017. As a result, the composition of our four segments also changed to reflect the new structure.

The new structure is largely the same as prior years except the Home Furniture Group moved from Residential Products to Furniture Products (formerly Commercial Products) and the Machinery Group moved from Specialized Products to Residential Products. In addition, the changes in LIFO reserve will now be recognized within the segments to which they relate (primarily Industrial Products). Previously segment EBIT (Earnings Before Interest and Taxes) reflected the FIFO basis of accounting for certain inventories and an adjustment to the LIFO basis for these inventories was made at the consolidated financial statement level. These changes were retrospectively applied to all prior periods presented. The methods and assumptions that we use in estimating our LIFO reserve did not change (See Note 3 - Inventories).
We have four operating segments that supply a wide range of products:

•
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute carpet cushion, fabric, and geo components.

•
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make bedding, mechanical springs, and many other end products.

•
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames.

•
Specialized Products: From this segment we supply mechanical and pneumatic lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute titanium and nickel tubing and tube assemblies for the aerospace industry.

Each reportable segment has an executive vice president that reports to the chief executive officer, who is the chief operating decision maker (CODM). The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources and determine management incentive compensation.

Separately, we also utilize a role-based approach (Grow, Core, Fix or Divest) as a supplemental management tool to ensure capital (which is a subset of the overall resources referred to above) is efficiently allocated within the reportable segment structure.
The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. We evaluate performance based on EBIT. Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain of our general and administrative costs and miscellaneous corporate income and expenses are allocated to the segments based on sales or other appropriate metrics. These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of segment results from continuing operations are shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended March 31, 2017
Residential Products	$391.3	$4.8	$396.1	$42.5
Industrial Products	69.8	65.6	135.4	8.8
Furniture Products	264.8	6.3	271.1	20.3
Specialized Products	234.4	1.9	236.3	43.0
Intersegment eliminations and other				1.3
	$960.3	$78.6	$1,038.9	$115.9
Three Months Ended March 31, 2016
Residential Products	$390.2	$4.9	$395.1	$33.1
Industrial Products	77.1	80.1	157.2	20.1
Furniture Products	251.3	21.0	272.3	31.5
Specialized Products	219.8	1.7	221.5	43.5
Intersegment eliminations and other				(1.1)
	$938.4	$107.7	$1,046.1	$127.1
Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2017	December 31, 2016
Residential Products	$530.4	$527.2
Industrial Products	140.4	147.4
Furniture Products	227.0	219.4
Specialized Products	263.9	248.7
Other (1)	—	.2
Average current liabilities included in segment numbers above	516.3	495.9
Unallocated assets (2)	1,380.7	1,378.3
Difference between average assets and period-end balance sheet	60.8	(33.0)
Total assets	$3,119.5	$2,984.1

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations and Assets Held for Sale

We had no material discontinued operations or items held for sale at March 31, 2017 or December 31, 2016.

Other Divestitures
The following businesses were divested during the periods presented, but did not meet the discontinued operations criteria.

	Quarter	Three Months Ended March 31,
	Divested	2017	2016
Trade sales:
Residential Products:
Machinery operation	Fourth quarter 2016	$—	$.8
Industrial Products:
Wire Products operation	Fourth quarter 2016	—	4.6
Wire Products operation	Second quarter 2016	—	11.4
Specialized Products:
Commercial Vehicle Products (CVP) operation	Second quarter 2016	—	7.5
Total trade sales		$—	$24.3
EBIT:
Residential Products:
Machinery operation	Fourth quarter 2016	$—	$—
Industrial Products:
Wire Products operation	Fourth quarter 2016	—	.2
Wire Products operation	Second quarter 2016	—	.4
Specialized Products:
CVP operation	Second quarter 2016	—	1.5
Total EBIT		$—	$2.1
In 2016 we realized gains of $21.2 related to the sales of the Wire Products operations and $11.2 related to the sale of the CVP operation. No material gains or losses were realized on the sale of other businesses.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2017	2016
Earnings:
Earnings from continuing operations	$86.1	$91.0
Earnings attributable to noncontrolling interest, net of tax	—	(1.6)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	86.1	89.4
Earnings from discontinued operations, net of tax	—	.1
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$86.1	$89.5

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.8	139.1
Dilutive effect of stock-based compensation	1.3	2.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	138.1	141.2

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.63	$.64
Discontinued operations	—	—
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.63	$.64
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.62	$.63
Discontinued operations	—	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.62	$.63

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2017		December 31, 2016
	Current	Long-term	Current	Long-term
Trade accounts receivable	$530.8	$—	$456.5	$—
Trade notes receivable	.7	.6	1.5	.7
Total trade receivables	531.5	.6	458.0	.7
Other notes receivable	—	24.6	—	24.6
Income tax receivables	8.1	—	9.1	—
Other receivables	24.3	—	26.7	—
Subtotal other receivables	32.4	24.6	35.8	24.6
Total trade and other receivables	563.9	25.2	493.8	25.3
Allowance for doubtful accounts:
Trade accounts receivable	(8.3)	—	(7.1)	—
Trade notes receivable	(.2)	(.1)	(.1)	(.2)
Total trade receivables	(8.5)	(.1)	(7.2)	(.2)
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	(8.5)	(.1)	(7.2)	(.2)
Total net receivables	$555.4	$25.1	$486.6	$25.1
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2016	2017 Charges	2017 Charge- offs, Net of Recoveries	Balance at March 31, 2017
Trade accounts receivable	$7.1	$1.6	$.4	$8.3
Trade notes receivable	.3	—	—	.3
Total trade receivables	7.4	1.6	.4	8.6
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	$7.4	$1.6	$.4	$8.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$—	$—	$.9	$—
Cash payments in lieu of options	—	—	—	1.1
Stock-based retirement plans contributions	1.4	.4	1.8	.4
Discounts on various stock awards:
Deferred Stock Compensation Program	.7	—	.6	—
Stock-based retirement plans	.3	—	.4	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit awards (1)	1.3	.2	1.2	2.2
Restricted Stock Unit awards	.6	—	.7	—
Profitable Growth Incentive awards (2)	.4	.5	1.6	1.2
Other, primarily non-employee directors restricted stock	.2	—	.4	—
Total stock-related compensation expense	5.2	$1.1	7.9	$4.9
Employee contributions for above stock plans	5.1		4.5
Total stock-based compensation	$10.3		$12.4

Tax benefits on stock-based compensation expense	$1.9		$2.9
Tax benefits on stock-based compensation payments	8.8		5.8
Total tax benefits associated with stock-based compensation	$10.7		$8.7

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented.

	Three Months Ended March 31,
	2017	2016
Total shares base award	.1	.1
Grant date per share fair value	$50.75	$40.16
Risk-free interest rate	1.5%	1.3%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	19.5%	19.2%
Expected dividend yield (over expected life)	2.8%	3.1%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2013	December 31, 2015	27th percentile	165.4%	.4 million	$8.5	January 2016
2014	December 31, 2016	10th percentile	175.0%	.4 million	$9.8	January 2017

For outstanding awards, we intend to pay 65% in shares of our common stock, although we reserve the right to pay up to 100% in cash. The additional amount that represents 35% of the award will be settled in cash, and is recorded as a liability and adjusted to fair value at each reporting period.

(2) Profitable Growth Incentive Awards

Certain key management employees participate in a Profitable Growth Incentive (PGI) program. The PGI awards are issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2017 and 2016 base target PGI awards were less than .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash, although we reserve the right to pay up to 100% in cash. Both components are adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2014	December 31, 2015	224.7%	.2 million	$6.7	March 2016
2015	December 31, 2016	36.0%	<.1 million	$.8	March 2017

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 12) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. The majority of the goodwill included in the table below is expected to provide an income tax benefit.

	Three Months Ended March 31,
	2017	2016
Accounts receivable	$6.1	$1.3
Inventory	5.3	4.4
Property, plant and equipment	5.1	2.2
Goodwill	18.7	3.4
Other intangible assets, primarily customer-related intangibles	12.7	7.4
Other current and long-term assets	.1	—
Current liabilities	(3.1)	(1.9)
Long-term liabilities	(3.5)	—
Non-controlling interest	(1.4)	—
Fair value of net identifiable assets	40.0	16.8
Less: Additional consideration payable	2.1	.4
Net cash consideration	$37.9	$16.4

The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2017	2	Residential Products; Furniture Products	Distributor and installer of geosynthetic products; Surface-critical bent tube components
March 31, 2016	1	Specialized Products	Fabricated tubing and pipe assemblies
We are finalizing all the information required to complete the purchase price allocations related to certain recent acquisitions and do not anticipate any material modifications.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2017 and 2016 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At March 31, 2017 and December 31, 2016, our liability for these future payments was $16.2 ($9.3 current and $6.9 long-term) and $14.5 ($2.4 current and $12.1 long-term), respectively.  Components of the liability are based on estimates and future events and the amounts may fluctuate significantly until the payment dates.
A brief description of our acquisition activity by year for the periods presented is included below.
2017
We acquired two businesses in the first quarter of 2017 for $40.0. The first, a distributor and installer of geosynthetic products, expands the geographic scope and capabilities of our Geo Components business. The second manufactures surface-critical bent tube components in support of the private-label finished seating strategy in our Work Furniture business. These businesses broaden our geographic scope, capabilities, and product offerings, and added $18.7 ($6.8 to Residential Products and $11.9 to Furniture Products) of goodwill. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $2.6.
2016
We expanded our Aerospace Products business unit with the acquisition of a U.S. fabricated tubing business. This operation expands our tube forming and fabrication capabilities, and adds precision machining to our aerospace platform.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Employer contributions for 2017 are expected to approximate $5.8.

	Three Months Ended March 31,
	2017	2016
Components of net pension expense
Service cost	$1.2	$1.2
Interest cost	2.8	2.9
Expected return on plan assets	(3.4)	(3.3)
Recognized net actuarial loss	1.2	1.2
Net pension expense	$1.8	$2.0

11. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2017
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2017	$1,094.0	$2,410.5	$508.2	$(1,713.5)	$2.4	$(113.6)
Effect of accounting change on prior years (See Note 2)	1.2	1.2	—	—	—	—
Adjusted beginning balance, January 1, 2017	1,095.2	2,411.7	508.2	(1,713.5)	2.4	(113.6)
Net earnings	86.1	86.1	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Dividends declared	(45.0)	(46.2)	1.2	—	—	—
Treasury stock purchased	(106.4)	—	—	(106.4)	—	—
Treasury stock issued	8.2	—	(18.8)	27.0	—	—
Foreign currency translation adjustments	14.3	—	—	—	—	14.3
Cash flow hedges, net of tax	2.5	—	—	—	—	2.5
Defined benefit pension plans, net of tax	.6	—	—	—	—	.6
Stock options and benefit plan transactions, net of tax	11.5	—	11.5	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	(1.6)	—	(.6)	—	(1.0)	—
Ending balance, March 31, 2017	$1,065.4	$2,451.6	$501.5	$(1,792.9)	$1.4	$(96.2)

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(38.6)	$(17.8)	$(57.2)	$(113.6)
Other comprehensive income (loss)	14.3	.4	(.2)	14.5
Reclassifications, pretax (1)	—	2.9	1.2	4.1
Income tax effect	—	(.8)	(.4)	(1.2)
Attributable to noncontrolling interest	—	—	—	—
Balance, March 31, 2017	$(24.3)	$(15.3)	$(56.6)	$(96.2)

Balance, January 1, 2016	$(4.8)	$(28.2)	$(58.1)	$(91.1)
Other comprehensive income (loss)	22.4	4.9	(.1)	27.2
Reclassifications, pretax (2)	—	3.8	1.2	5.0
Income tax effect	—	(2.2)	(.4)	(2.6)
Attributable to noncontrolling interest	—	—	—	—
Balance, March 31, 2016	$17.6	$(21.7)	$(57.4)	$(61.5)

(1) 2017 pretax reclassifications are comprised of:
Net sales	$—	$1.6	$—	$1.6
Cost of goods sold; selling and administrative expenses	—	.2	1.2	1.4
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	—	—
Total reclassifications, pretax	$—	$2.9	$1.2	$4.1

(2) 2016 pretax reclassifications are comprised of:
Net sales	$—	$2.7	$—	$2.7
Cost of goods sold; selling and administrative expenses	—	.1	1.2	1.3
Interest expense	—	1.0	—	1.0
Other income (expense), net	—	—	—	—
Total reclassifications, pretax	$—	$3.8	$1.2	$5.0

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

•	Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$149.2	$—	$149.2
Derivative assets (Note 13)	—	.9	—	.9
Diversified investments associated with the Executive Stock Unit Program (ESUP)*	29.4	—	—	29.4
Total assets	$29.4	$150.1	$—	$179.5
Liabilities:
Derivative liabilities* (Note 13)	$—	$2.0	$—	$2.0
Liabilities associated with the ESUP*	29.0	—	—	29.0
Total liabilities	$29.0	$2.0	$—	$31.0

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$145.8	$—	$145.8
Derivative assets (Note 13)	—	.8	—	.8
Diversified investments associated with the ESUP*	26.8	—	—	26.8
Total assets	$26.8	$146.6	$—	$173.4
Liabilities:
Derivative liabilities* (Note 13)	$—	$4.1	$—	$4.1
Liabilities associated with the ESUP*	25.6	—	—	25.6
Total liabilities	$25.6	$4.1	$—	$29.7
* Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair value for fixed rate debt (Level 2) was greater than its $750 carrying value by approximately $31 and $25 at March 31, 2017, and December 31, 2016, respectively. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note 9, and evaluating long-term assets (including goodwill) for potential impairment. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.
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

13. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges
Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

Currency Cash Flow Hedges—The foreign currency hedges manage risk associated with exchange rate volatility of various currencies.

We have also occasionally used interest rate cash flow hedges to manage interest rate risks.
The effective changes in fair value of unexpired contracts are recorded in accumulated other comprehensive income and reclassified to income or expense in the period in which earnings are impacted. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged. (Settlements associated with the sale or production of product are presented in operating cash flows, and settlements associated with debt issuance are presented in financing cash flows.)

Fair Value Hedges and Derivatives not Designated as Hedging Instruments
These derivatives typically manage foreign currency risk associated with subsidiaries’ assets and liabilities, and gains or losses are recognized currently in earnings. Cash flows from settled contracts are presented in the category consistent with the nature of the item being hedged.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We have recorded the following assets and liabilities representing the fair value for our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2017
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Jun 2018	$130.9	$.1	$.7	$.1
Future DKK sales of Polish subsidiary	Dec 2017	6.4	.3	—	—
Future USD purchases of Canadian, European and South Korean subsidiaries	Dec 2017	9.6	.1	.1	—
Future EUR sales of UK, Chinese and Swiss subsidiaries	Dec 2017	15.5	.1	.1	—
Future MXN purchases of a USD subsidiary	Dec 2017	4.4	—	.3	—
Future JPY sales of Chinese subsidiary	Jun 2018	7.3	—	.1	—
Total cash flow hedges			.6	1.3	.1
Fair value hedges:
DKK inter-company liability on a GBP subsidiary	Jun 2017	12.0	—	.1	—
ZAR inter-company note receivable on a USD subsidiary	Dec 2017	2.3	—	.2	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2017	5.5	.1	—	—
Total fair value hedges			.1	.3	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on EUR exposure to CNY	Dec 2017	5.3	.2	—	—
Non-deliverable hedge on JPY exposure to CNY	Mar 2018	2.7	—	.1	—
Hedge of EUR Cash on USD subsidiary	Apr 2017	19.2	—	.2	—
Total derivatives not designated as hedging instruments			.2	.3	—
			$.9	$1.9	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2016
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$80.4	$—	$2.4
Future USD purchases of European subsidiaries	Dec 2017	3.8	.1	—
Future MXN purchases of a USD subsidiary	Dec 2017	5.8	—	.9
Future JPY sales of a Chinese subsidiary	Dec 2017	3.5	.3	—
Future DKK sales of a Polish subsidiary	Mar 2017	10.1	.1	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	Dec 2017	6.4	—	.2
Total cash flow hedges			.5	3.5
Fair value hedges:
USD inter-company note receivable on a CAD subsidiary	Jan 2017	24.0	.2	.1
PLN inter-company note receivable on GBP subsidiary	Jun 2017	2.3	.1	—
ZAR inter-company note receivable on a USD subsidiary	Dec 2017	2.3	—	.1
Total fair value hedges			.3	.2
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2017	19.0	—	.3
Hedge of EUR Cash on USD subsidiary	Jan 2017	5.9	—	.1
Total derivatives not designated as hedging instruments			—	.4
			$.8	$4.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the pre-tax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 11) as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2017	2016
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.1	$1.0
Currency cash flow hedges	Net sales	1.3	3.1
Currency cash flow hedges	Cost of goods sold	.1	.1
Total cash flow hedges		2.5	4.2
Fair value hedges	Other (income) expense, net	.1	(1.3)
Derivatives not designated as hedging instruments
Hedge of EUR cash-USD, UK and Swiss subsidiaries	Other (income) expense, net	.1	(.2)
Hedge of DKK cash-USD subsidiary	Other (income) expense, net	—	.1
Non-deliverable hedge on USD exposure to CNY	Other (income) expense, net	(.3)	(.1)
Non-deliverable hedge on EUR exposure to CNY	Other (income) expense, net	.2	(.1)
Non-deliverable hedge on JPY exposure to CNY	Other (income) expense, net	—	(.1)
Total derivative instruments		$2.6	$2.5

14. CONTINGENCIES
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
Foam Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits was initiated in several U.S. federal courts and in Canada against several defendants alleging that Leggett and Platt and certain other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws. We were party to several antitrust proceedings regarding polyurethane foam products. The majority of these proceedings were fully resolved in 2015. The ultimate amount of settlement payments in these cases was not materially different than the amounts originally accrued. The remaining antitrust proceeding, along with the resolution of the other proceedings, is disclosed below.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

U.S. Indirect Purchaser Class Action Cases. We were named as a defendant in an indirect purchaser class consolidated amended complaint filed on March 21, 2011 and were subsequently sued in an indirect purchaser class action case filed on May 23, 2011, in the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs, on behalf of themselves and/or a class of indirect purchasers, brought damages claims under various states’ antitrust and consumer protection statutes, and were seeking three times an amount of damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products from at least 1999 to the present. Each plaintiff also sought attorney fees, pre-judgment interest, court costs, and injunctive relief against future violations. We denied all allegations. The Ohio Court ordered all parties to attend non-binding mediation with a mediator of their choosing.

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
Kansas Restraint of Trade Act Case. We have been named as a defendant in an individual case alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, filed on November 29, 2012 in the United States District Court of Kansas under the name LaCrosse Furniture Company v. Future Foam, Inc., et al., Case No. 12-cv-2748 KHV/JPO. This case was previously transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The claims and allegations of this plaintiff are generally the same as the class plaintiffs (referenced above), with the exception that the plaintiff seeks full consideration damages (its total purchase amounts for the allegedly price-fixed polyurethane foam products). On May 15, 2015, the U.S. Judicial Panel on Multi-district Litigation remanded the case back to the U.S. District Court for the District of Kansas.
The plaintiff in the LaCrosse case alleges full consideration damages and prejudgment interest through 2013 in the collective amount of $22.2, of which LaCrosse argues the full consideration portion should be trebled. LaCrosse also seeks an additional three years of prejudgment interest at a statutory rate of 10% and attorneys' fees. On January 13, 2017, LaCrosse filed a motion for partial judgment on the pleadings seeking the allowance of full consideration damages. We filed a motion for partial summary judgment on January 24, 2017, on several key issues of the case, including arguments that LaCrosse is not entitled to full consideration damages or prejudgment interest and that full consideration damages are not trebled. On that same date, we also filed a motion to exclude testimony from LaCrosse's expert. These motions remain pending. While trial was previously scheduled to begin on August 7, 2017, the Court has rescheduled trial to begin on November 9, 2017.
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
We have $12.9 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22, 2011, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $2.3, under

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $4.1, under MPF Case No. 10855.725260/2012-36 covering the period from January 2008 through December 2010 on the same subject matter. L&P Brazil denied the violation. The Brazilian Revenue Office upheld the assessment at all administrative levels. L&P Brazil appealed this decision but the appeal was denied by the second administrative level on January 27, 2015. On December 4, 2015, we filed an Annulment Action, Case No. 009658-07.2015.4.03.6110, at the judicial level seeking to obtain an injunction to allow the transfer of the cash deposit in the amount of $4.8 for the administrative case to a judicial escrow account to cover the updated liability amount of $5.2. The preliminary injunction was granted on December 10, 2015, and we are awaiting the federal attorney's response.
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
On July 1, 2014, the Brazilian Finance Ministry rendered a preliminary decision to reject certain offsetting requests presented by L&P Brazil, which originated with Administrative Proceeding No. 10660.720850/2014-11. The Brazilian Finance Ministry alleges that L&P Brazil improperly offset $.1 of social contributions otherwise due in 2011. L&P Brazil filed its response denying the allegations. L&P Brazil is defending on the basis that the social contribution debts were correctly offset with tax credits generated by L&P Brazil's use of a correct tariff code classification for value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Federal Brazilian matters). On December 15, 2015, the Brazilian Federal Revenue issued an assessment against L&P Brazil in the amount of $.1, under Case No. 10600.720142/2015-76 for the period of August 2010 through May 2011, as a penalty for L&P Brazil's requests to offset tax credits. We filed our defense denying the assessment on January 8, 2016.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

tax collection action against L&P Brazil in the amount of $2.5, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $.9 for the tax years January 2011 through August 2012 regarding the same subject matter (i.e. the correct tax rate for the collection and payment of value-added tax on mattress innerspring units). L&P filed its response denying the allegations. After the first and second administrative levels denied L&P Brazil's defenses, L&P Brazil filed an appeal to the third administrative level on August 6, 2015. On June 9, 2016, L&P Brazil filed an annulment action, Case No. 1019825-91.2016.8.26.0602, in the Sorocaba State Court, to allow transfer of the previously deposited cash amount of $1.1 to a judicial account, and to annul the entire $1.2 assessment (updated with interest through the close of the administrative procedures). On February 7, 2017 the Court ruled against L&P Brazil. On February 21, 2017, we filed a motion for clarification. Our motion is pending.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 2008 through August 2012 in the amount of $.5, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation. After the first and second administrative levels ruled against us, the case is now proceeding judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court. L&P Brazil filed its response denying the assessments on June 5, 2014.
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

	Three Months Ended March 31,
	2017	2016
Litigation contingency accrual - Beginning of period	$3.2	$8.1
Adjustment to accruals - expense (income) - Continuing operations	—	—
Adjustment to accruals - expense (income) - Discontinued operations	—	—
Cash payments	—	(4.0)
Litigation contingency accrual - End of period	$3.2	$4.1
A large percentage of the accruals and cash payments in the table above are related to the foam antitrust proceedings. The above litigation contingency accrual does not include accrued expenses related to workers compensation, automobile, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Footnote H - Supplemental Balance Sheet Information under "Accrued expenses" on page 92 of the Company's Form 10-K filed February 22, 2017.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of March 31, 2017, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of the accruals noted above are estimated to be approximately $25, including approximately $21 for Brazilian VAT matters disclosed above and $4 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
What We Do
Leggett & Platt is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
We are the leading U.S. manufacturer of: a) bedding components; b) automotive seat support and lumbar systems; c) components for home furniture and work furniture; d) carpet cushion; e) adjustable beds; f) high-carbon drawn steel wire; and g) bedding industry machinery.
Our Segments
Our operations are comprised of 17 business units in four segments, with approximately 21,000 employees, and 130 production facilities located in 19 countries around the world. The composition of our four segments changed effective January 1, 2017. The table below outlines the new segment structure.

Residential Products	Industrial Products	Furniture Products	Specialized Products

Bedding Group	Wire Group	Home Furniture Group	Automotive Group
Fabric & Carpet Cushion Group		Work Furniture Group	Aerospace Products Group
Machinery Group		Consumer Products Group	CVP Group

The new structure is largely the same as in prior years except the Home Furniture Group moved from Residential Products to Furniture Products (formerly Commercial Products), and the Machinery Group moved from Specialized Products to Residential Products. The Industrial Products segment had no changes. This segment change was retrospectively applied to all prior periods presented. Our segments are described below.
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute carpet cushion, fabric, and geo components. This segment generated 38% of our total sales during the first three months of 2017.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make bedding, mechanical springs, and many other end products. This segment generated 13% of our total sales during the first three months of 2017.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 26% of our total sales in the first three months of 2017.
Specialized Products: From this segment we supply mechanical and pneumatic lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute titanium and nickel tubing and tube assemblies for the aerospace industry. This segment contributed 23% of our total sales in the first three months of 2017.
Total Shareholder Return
Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends) / Beginning Stock Price. Our goal is to achieve TSR in the top third of the S&P 500 companies over the long-term through an approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At March 31, for the three-year measurement period that will end on December 31, 2017, we have so far generated TSR of 11% per year on average. That performance places us in the top 39% of the S&P 500.
Senior executives participate in a TSR-based incentive program (based on our performance compared to the performance of a group of approximately 320 peers). Business unit performance bonuses emphasize the achievement of higher returns on the assets under the unit’s direct control.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 7% of our sales in 2016. Many are companies whose names are widely recognized. They include most producers of residential furniture and bedding, automotive and office seating manufacturers, and a variety of other companies.
Major Factors That Impact Our Business
Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition.

Market Demand
Market demand (including product mix) for the majority of our products is most heavily influenced by consumer confidence. Other broad economic factors that impact our market demand include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods and drive demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one-quarter of our sales.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs began to inflate late in 2016, and continued to increase in the first quarter of 2017. With the normal lag in selling price increases, this cost inflation led to margin pressure in the first quarter. We have implemented price increases to recover the higher costs.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile in past years and were moderately compressed in the first quarter.
Our other raw materials include woven and non-woven fabrics, foam scrap, and chemicals. We have experienced changes in the cost of these materials in past years and generally have been able to pass them through to our customers.

Competition
We operate in markets that are highly competitive, with the number of competitors varying by product line. In general, our competitors tend to be smaller, private companies. We believe that most of our competitors, both domestic and foreign, compete primarily on the basis of price, but depending upon the particular product, we experience competition based on quality and performance. Our success has stemmed from the ability to remain price competitive, while delivering superior product quality, innovation, and customer service.
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
An antidumping and countervailing duty case filed in January 2014 by major U.S. steel wire rod producers was concluded in December 2014, resulting in the imposition of duties on imports of Chinese steel wire rod. The antidumping duties range from 106% to 110% and the countervailing duties range from 178% to 193%. Both remain in effect through December 2019. Also, on March 28, 2017, certain U.S. steel wire rod producers filed antidumping and countervailing duty petitions on imports of steel wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom. If the DOC determines that dumping and/or subsidies are present in these countries and the ITC makes a final determination that the domestic industry has been materially injured by dumped or subsidized imports, the U.S. government will impose duties on imports of steel wire rod from these countries at the rates determined by the DOC. We expect the DOC and ITC to make final determinations by late 2017 or early 2018.

Because of the documented evasion of antidumping orders by certain importers, typically shipping goods through third countries and falsely identifying the countries of origin, Leggett & Platt, along with several other U.S. manufacturers have formed a coalition to seek stronger enforcement of existing antidumping and/or countervailing duty orders. As a result of these efforts, the U.S. Congress has passed the Enforcing Orders and Reducing Customs Evasion (ENFORCE) Act. The ENFORCE Act requires U.S. Customs and Border Protection to implement a transparent, time-limited process to investigate allegations of duty evasion and to assess duties where appropriate.

Contingencies
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at March 31, 2017, an aggregate litigation contingency accrual of $3 million. There was no material change from the prior year corresponding quarter. Based on current facts, aggregate reasonably possible (but not probable and therefore not recorded) losses in excess of accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $25 million. If our assumptions or analysis regarding these contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $25 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 14 “Contingencies” on page 23 of the Notes to Consolidated Condensed Financial Statements.
Potential Gain Associated with the Sale of Real Estate
In the second quarter of 2016, we sold one of our CVP operations and relocated the one remaining operation. At that time, the real estate formerly used by the relocated business reached held for sale status. We believe that it is reasonably likely that we will sell this real estate in the second or third quarter this year. If the sale is completed, we expect to realize a gain of up to $20 million. However, this sale is subject to significant conditions that may change the timing of the sale, the amount of realized gain, and/or whether the sale is completed at all.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
First Quarter:
Sales were $960 million, a 2% increase versus the same quarter last year. Same location sales increased by 4%, largely due to growth in Automotive. Acquisitions also added 1% to sales growth. These increases were partially offset by prior year divestitures, which reduced sales by 3% in the quarter.
Earnings per share (EPS) from continuing operations were $.62, $.01 below the same quarter last year. The benefit from sales growth and a lower effective tax rate were more than offset by higher raw material costs and several smaller factors.
Earnings Before Interest and Taxes (EBIT) decreased 9%, to $116 million, and EBIT margin declined to 12.1%, primarily reflecting the pricing lag we typically experience in passing along commodity inflation.
LIFO/FIFO and the Effect of Changing Prices
Approximately 50% of our inventories are valued on the last-in, first-out (LIFO) method.
For the full year 2017, we estimate $2 million of LIFO expense. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.
The following table contains the LIFO expense included for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
LIFO expense	$.4	$—
Interest Expense and Income Taxes
First quarter 2017 interest expense was higher than first quarter of 2016, due primarily to higher interest rates on increased commercial paper balances.
Our tax rate is determined by a combination of items, some recurring and some discrete. Recurring items include things like income earned in various tax jurisdictions, and differences in tax rates in those jurisdictions. These items tend to be relatively stable from year to year. Conversely, discrete items are things such as prior year tax adjustments that may not be as consistent from year to year.
While the U.S. statutory federal income tax rate was 35% in both years, our worldwide effective tax rate on continuing operations was 20% for the first quarter of 2017, compared to 23% for the same quarter last year.  In both years our tax rate benefited from earnings in non-U.S. jurisdictions, which reduced our effective tax rate by 7% in 2017 and 5% in 2016. Likewise, our first quarter tax rate benefited in both years from stock compensation payments, 7% in 2017 and 4% in 2016. Several smaller items comprised the remaining difference of 1% (net) in 2017 and 3% (net) in 2016.
For the full year, we anticipate an effective tax rate on continuing operations of approximately 25%, which does not include any future quarter's tax effect from stock compensation payments, but does include certain other expected discrete items.  Although the tax impact of stock compensation will fluctuate based on the stock price and other factors, it is expected to have a much smaller impact on each of 2017's remaining quarters as compared to the first quarter. Our tax rate is also contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.

Discussion of Segment Results
First Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 27. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change in Sales		% Change in Same Location Sales(1)
			$	%
Residential Products	$396.1	$395.1	$1.0	.3%	(1.7)%
Industrial Products	135.4	157.2	(21.8)	(13.9)	(4.1)
Furniture Products	271.1	272.3	(1.2)	(.4)	(.4)
Specialized Products	236.3	221.5	14.8	6.7	9.3
Total	1,038.9	1,046.1	(7.2)	(.7)
Intersegment sales	(78.6)	(107.7)	29.1
Trade sales	$960.3	$938.4	$21.9	2.3%	3.9%

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Residential Products	$42.5	$33.1	$9.4	28.4%	10.7%	8.4%
Industrial Products	8.8	20.1	(11.3)	(56.2)	6.5	12.8
Furniture Products	20.3	31.5	(11.2)	(35.6)	7.5	11.6
Specialized Products	43.0	43.5	(.5)	(1.1)	18.2	19.6
Intersegment eliminations & other	1.3	(1.1)	2.4
Total	$115.9	$127.1	$(11.2)	(8.8)%	12.1%	13.5%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $1 million. Same location sales were down 2%, primarily from lower pass-through sales of adjustable beds, which reduced sales by 4%. Acquisitions offset the decrease in same location sales.
EBIT increased $9 million, due to the non-recurrence of a FIFO inventory impact that reduced the segment's EBIT in the first quarter 2016, and a favorable sales mix in the current quarter.
Industrial Products
Total sales decreased $22 million, or 14%, largely due to divestitures completed in 2016. Same location sales decreased 4% primarily from lower volume, partially offset by steel related price increases.
The segment’s EBIT decreased $11 million, due to the lag in recovering higher steel costs and reduced volumes.
Furniture Products
Total sales decreased $1 million. Growth in Adjustable Bed and Work Furniture was offset by lower sales in Home Furniture and Fashion Bed.

Segment EBIT decreased $11 million, due to steel inflation, costs associated with new program launches, and the non-recurrence of a $2 million gain from a building sale in the first quarter of 2016.

Specialized Products
Total sales increased $15 million, or 7%. Same location sales increased 9%, with volume gains in Automotive and Aerospace partially offset by currency impact and a decline in CVP. Divestitures, net of acquisitions, reduced sales by 2%.
The segment’s EBIT was essentially flat, with the benefit from higher volume offset by costs associated with growth in Automotive, the absence of income from a divestiture that occurred in 2016, and other items.
Discontinued Operations
There was no material discontinued operations activity during the first quarter of 2017 or 2016. For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 10.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2017 was $58 million, down from $111 million for the same period last year, primarily due to increased working capital. This increase resulted primarily from higher inventory to support sales growth and new programs, increased accounts receivable from strengthening sales late in the quarter, and inflation impact on both inventory and accounts receivable. For 2017, we expect cash from operations to exceed $450 million.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 11.2% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, total inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 37, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	March 31, 2017	December 31, 2016
Current assets	$1,413	$1,325
Current liabilities	(717)	(707)
Working capital	696	618
Cash and cash equivalents	(269)	(282)
Current debt maturities	3	4
Adjusted working capital	$430	$340
Annualized sales (1)	$3,840	$3,616
Working capital as a percent of annualized sales	18.1%	17.1%
Adjusted working capital as a percent of annualized sales	11.2%	9.4%

(1) Annualized sales equal 1st quarter 2017 sales of $960 million and 4th quarter 2016 sales of $904 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)			Days
				Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Trade Receivables	$523.0	$450.8	DSO[1]	49	44

Inventories	$556.2	$519.6	DIO[2]	68	66

Accounts Payable	$387.8	$351.1	DPO[3]	48	42

Calculation of days are as follows:

1.	Days sales outstanding: ((beginning of year trade receivables + end of period trade receivables)÷2) ÷ (net trade sales ÷ number of days in the period).

2.	Days inventory on hand: ((beginning of year inventory + end of period inventory)÷2) ÷ (cost of goods sold ÷ number of days in the period).

3.	Days payables outstanding: ((beginning of year accounts payable + end of period accounts payable)÷2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - Our net trade receivables and our days sales outstanding at March 31, 2017 increased primarily due to strengthening sales late in the quarter, inflation, and increased sales to international customers that typically carry a longer term. We believe the increase compared to the prior year does not indicate a greater risk of loss, and we have established adequate reserves on our riskier customer accounts. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms. In cases where a customer’s payment performance or financial condition begins to deteriorate, we tighten our credit limits and terms and make appropriate reserves based upon the specific circumstances. Our provision for losses on accounts receivable has averaged $3 million annually for the last three years. Our allowance for bad debt as a percentage of our net receivables has averaged 2% for the last three years. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.

Inventories - The increase in inventories at March 31, 2017 compared to year-end primarily reflects inflation and higher levels necessary to support sales growth and new programs. Days inventory on hand on March 31, 2017 is within a reasonable historical range, and we believe the increase compared to the prior year does not indicate a greater risk of inventory obsolescence. We believe we have established adequate reserves for any slower moving or obsolete inventories. We continuously monitor our slow moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 120 days. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We have averaged inventory obsolescence charges of $10 million annually for the last three years. Our reserve balances (not including our LIFO reserves) as a percentage of our period-end inventory were 6% on March 31, 2017, which is consistent with our historical average.

Accounts Payable - The increase in accounts payables at March 31, 2017 compared to year-end is primarily due to increased inventory and increased steel prices. Steel is our principal raw material. Our payment terms did not change meaningfully in the first quarter. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options.

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund growth.

In certain of our businesses and product lines we have minimal excess capacity, and we are investing to support continued growth. In Automotive, we are expanding capacity to support new programs that will begin production over the next few years.

In Bedding, we are investing in equipment to support ongoing growth in ComfortCore® innersprings and new product introductions.

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

In some of our businesses, we have capacity to accommodate additional volume. For each $10 million of sales from incremental unit volume produced utilizing spare capacity, we expect to generate approximately $2.5 million to $3.5 million of additional pre-tax earnings (which equates to a 25-35% incremental margin). The earnings and margin improvement that we have realized over the past few years reflects, in part, higher utilization in our businesses from market share gains and higher market demand.

Our long-term, 6-9% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow business units, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage). We completed two acquisitions in the first quarter of 2017. The first is a distributor and installer of geosynthetic products purchased for $23 million, which further expands the geographic scope and capabilities of our Geo Components business. The second is a manufacturer of surface-critical bent tube components purchased for $17 million, which supports the private-label finished seating strategy in our Work Furniture business. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $3 million. In the first quarter of 2016, we acquired a manufacturer of aerospace tube assemblies for a purchase price of $16 million. This business expanded our tube forming and fabrication capabilities, and also added precision machining to our aerospace platform. Additional details about acquisitions are discussed in Note 9 on page 15 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2017 should approximate $185 million.
In February, we declared a quarterly dividend of $.34 per share, which represented a $.02, or 6.3%, increase versus first quarter of 2016. This year marks our 46th consecutive annual dividend increase. Our targeted dividend payout ratio is approximately 50-60% of continuing operations adjusted EPS (which would exclude special items such as divestiture gains, impairment charges, litigation accruals and settlement proceeds). We expect future dividend growth to approximate earnings growth.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first quarter, we repurchased 2.2 million shares of our stock (at an average price of $48.82 per share) and issued 1.0 million shares through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding decreased to 132.3 million. For the full year, we currently expect to repurchase a total of 3 to 4 million shares and issue approximately 2 million shares for employee benefit plans and option exercises.
Our top priorities for use of cash are organic growth, dividends, and strategic acquisitions. After funding those priorities, to the extent there is remaining cash available, we generally intend to repurchase stock rather than repay debt early or stockpile cash. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2017	December 31, 2016
Long-term debt outstanding:
Scheduled maturities	$756	$760
Average interest rates (1)	3.7%	3.7%
Average maturities in years (1)	5.5	5.8
Revolving credit/commercial paper (2)	364	196
Average interest rate	1.1%	.8%
Total long-term debt	1,120	956
Deferred income taxes and other liabilities	218	227
Shareholders’ equity and noncontrolling interest	1,065	1,094
Total capitalization	$2,403	$2,277
Unused committed credit:
Long-term	$386	$554
Short-term	—	—
Total unused committed credit (2)	$386	$554
Current maturities of long-term debt	$3	$4
Cash and cash equivalents	$269	$282
Ratio of earnings to fixed charges (3)	8.0x	9.6 x

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
(2)	The unused credit amount is based on our revolving credit facility and commercial paper program which, at the end of the first quarter of 2017, had $750 million of borrowing capacity.
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
We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures as supplemental information to track leverage trends across time periods with variable levels of cash. Our long-term target is to have net debt as a percentage of net capital in the 30%-40% range. As discussed on page 37, a substantial amount of cash is held at our international operations. Therefore, we may not be able to use all of our cash to reduce our debt on a dollar-for-dollar basis, as reflected in the net debt to net capital ratio.

(Amounts in millions)	March 31, 2017	December 31, 2016
Debt to total capitalization:
Long-term debt	$1,120	$956
Current debt maturities	3	4
Cash and cash equivalents	(269)	(282)
Net debt	$854	$678

Total capitalization	$2,403	$2,277
Current debt maturities	3	4
Cash and cash equivalents	(269)	(282)
Net capitalization	$2,137	$1,999

Long-term debt to total capitalization	46.6%	42.0%

Net debt to net capitalization	40.0%	33.9%

Total debt (which includes long-term debt and current debt maturities) grew $163 million versus year-end 2016 levels due to an increase in commercial paper borrowing.
Short Term Borrowings
We can raise cash by issuing up to $750 million in commercial paper through a program that is backed by a $750 million revolving credit facility with a syndicate of 14 lenders. This facility expires in May 2021. The credit facility allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit under the facility, we reduce available credit and commercial paper capacity by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2017	December 31, 2016
Total program authorized	$750	$750
Commercial paper outstanding (classified as long-term debt)	(364)	(196)
Letters of credit issued under the credit agreement	—	—
Total program usage	(364)	(196)
Total program available	$386	$554
The average and maximum amounts of commercial paper outstanding during the first quarter of 2017 were $376 million and $458 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $53 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our revolving credit agreement discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs. We filed a Form 8-K on April 21, 2017, reporting an increase of commercial paper indebtedness to $499 million. This increase was due to ordinary working capital needs, share repurchases, small acquisitions, and other general corporate purposes.

With operating cash flow, cash on hand, our commercial paper program, and our ability to issue debt in the capital markets, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants, with which we were comfortably in compliance as of March 31, 2017. The covenants limit, among other things: a) our total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), b) the amount of total secured debt to 15% of our total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 40% of total consolidated assets. For more information about long-term debt, see Note I of the Notes to the Consolidated Financial Statements in our Form 10-K filed February 22, 2017.
Accessibility of Cash
At March 31, 2017 we had cash and cash equivalents of $269 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less.
Nearly all of these funds are held in the international accounts of our foreign operations. We do not rely on this foreign cash as a source of funds to support our ongoing U.S. liquidity needs. If we were to bring all this foreign cash back immediately to the U.S. in the form of dividends, we would incur incremental tax expense of up to $50 million based on our average historic foreign tax rate. We did not permanently repatriate any cash during the first quarter of 2017, and repatriated $5 million at no added tax cost for the full year 2016.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. We are currently evaluating these items and the impact on our future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $750 million carrying value by $31 million at March 31, 2017 and was $25 million greater than its $750 million carrying value at December 31, 2016. The increase in the fair value of the Company's debt is primarily due to decreased interest rates at March 31, 2017 as compared to December 31, 2016. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of March 31, 2017 and December 31, 2016, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its medium-term notes. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $924 million at March 31, 2017, compared to $845 million at December 31, 2016.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows, or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance; possible goodwill or other asset impairment; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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

Readers should review Item 1A Risk Factors in our Form 10-K, filed February 22, 2017 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•	adverse changes in inflation, currency, political risk, and U.S. or foreign laws or regulations (including tax law changes);

•	adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to realize 25-35% contribution margin on incremental unit volume produced utilizing spare capacity;

•	our ability to achieve expected levels of cash flow;

•	our ability to identify and consummate strategically-screened acquisitions;

•	our ability to maintain and grow the profitability of acquired companies;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cyber-security breaches;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	the loss of one or more of our significant customers; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2017 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2017, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
During the first quarter of 2017, we transitioned certain corporate-level shared service systems for general ledger, cash application, accounts payable, purchasing and accounts payable disbursements to a new platform. The new platform further automates and enhances a number of existing processes and activities primarily related to our domestic U.S. operations. The total capital outlay for this activity approximated $20 million, most of which was recorded in 2015 and 2016.

These improvements were system process enhancements and were not made in response to any control deficiency or weakness. Our internal control over financial reporting has been, and we expect will continue to be, effective through this transition. Implementation risk has been controlled through an on-going process of monitoring and evaluation to mitigate potential risk. The system deployments included fully evaluating and updating our internal control over financial reporting, as well as significant testing and training.
Other than the item described above, there were no other changes in our internal control over financial reporting during the quarter-ended March 31, 2017.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 14 beginning on page 23 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
Environmental Matters Involving Potential Monetary Sanctions of $100,000 or More
On March 27, 2013, Region 5 of the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation/Finding of Violation ("NOV/FOV") alleging that our subsidiary, Sterling Steel Company (Sterling), violated the Clean Air Act and the Illinois State Implementation Plan currently in place. Sterling operates a steel rod mill in Sterling, Illinois. The NOV/FOV alleges that Sterling, since 2008, has exceeded the allowable annual particulate matter and manganese emission limits for its arc furnace. Sterling requested a conference with the EPA to discuss the alleged violations. The conference was held on May 20, 2013.
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
Sterling submitted its proposed ventilation study to the EPA on November 15, 2016. On December 28, 2016, the EPA approved the proposed study. On March 31, 2017, the EPA stayed performance of the ventilation study pending a review of the need for the study. Sterling intends to vigorously defend these matters in any enforcement action that may be pursued by the EPA or DOJ. Neither the EPA nor DOJ specified any amount of penalty being sought in any proceeding to enforce the NOV/FOV, Finding of Violation or in any conference or meeting. Any settlement or adverse finding could result in the payment by Sterling of fines, penalties, capital expenditures, or some combination thereof. Although the outcome of these matters cannot be predicted with certainty, we do not expect them, either individually or in the aggregate, to have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 1A. RISK FACTORS
Our 2016 Annual Report on Form 10-K filed February 22, 2017 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at March 31, 2017, an aggregate litigation contingency accrual of $3 million. Based on current facts and circumstances, aggregate reasonably possible (but not probable and therefore not recorded) losses in excess of accruals for litigation contingencies (which include antitrust, Brazilian VAT and other matters) are estimated to be $25 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss greater than the recorded accruals, and greater than our estimate of reasonably possible losses in excess of the recorded accruals. These losses could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, see Note 14 “Contingencies” on page 23 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2017, goodwill and other intangible assets represented $988 million, or 32% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $719 million, or 23% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

We review our reporting units for potential goodwill impairment in the second quarter as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year-end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If we are not able to achieve projected performance levels, future impairments could be possible, which would negatively impact our earnings.

Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Residential Products and Industrial Products segments and Company results of operations.

We purchase steel scrap from third party suppliers.  This scrap is converted into steel rod in our mill in Sterling, Illinois.  Our steel rod mill has annual output of approximately 500,000 tons, a substantial majority of which is used by our three wire mills. Our wire mills convert the steel rod into drawn steel wire.  This wire is used in the production of many of our products, including mattress innersprings.

A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability.  Current trade action by domestic rod producers against several foreign suppliers, initiated March 28, 2017, and/or the U.S. Presidential executive memorandum regarding the investigation of steel imports, signed April 20, 2017, could result in the imposition of duties on steel rod imports which could result in reduced market availability of steel rod.

If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Residential Products and Industrial Products segments and Company results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2017	88,818	$48.70	50,001	9,949,999
February 2017	1,135,421	$48.74	1,134,154	8,815,845
March 2017	656,527	$49.33	653,500	8,162,345
Total	1,880,766	$48.94	1,837,655

(1)
This number includes 43,111 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.2	Bylaws of the Company, as amended through February 21, 2017, filed February 22, 2017 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*	Amended and Restated Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated December 30, 2008.

10.2	2017 Award Formula under the Company’s 2014 Key Officers Incentive Plan, filed March 27, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3
Summary Description of the Company’s Key Management Incentive Compensation Plan for Jack D. Crusa, filed March 27, 2017 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4	Summary Sheet of Executive Cash Compensation, filed March 27, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5	Award Formula for the 2017-2018 Profitable Growth Incentive Program, filed March 27, 2017 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 9, 2017	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: May 9, 2017	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of the Company, as amended through February 21, 2017, filed February 22, 2017 as Exhibit 3.2.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*	Amended and Restated Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated December 30, 2008.

10.2	2017 Award Formula under the Company’s 2014 Key Officers Incentive Plan, filed March 27, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3
Summary Description of the Company’s Key Management Incentive Compensation Plan for Jack D. Crusa, filed March 27, 2017 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4	Summary Sheet of Executive Cash Compensation, filed March 27, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5	Award Formula for the 2017-2018 Profitable Growth Incentive Program, filed March 27, 2017 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2017.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (v) Notes to Consolidated Condensed Financial Statements.