Form 10-Q
period 2017-06-30
LEGGETT & PLATT INC
filed 2017-08-04
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 20, 2017: 132,285,492

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	June 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$335.1	$281.9
Trade receivables, net	547.1	450.8
Other receivables, net	30.6	35.8
Total receivables, net	577.7	486.6
Inventories
Finished goods	284.0	255.7
Work in process	50.9	52.6
Raw materials and supplies	281.4	245.1
LIFO reserve	(36.3)	(33.8)
Total inventories, net	580.0	519.6
Prepaid expenses and other current assets	47.4	36.8
Total current assets	1,540.2	1,324.9
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,180.3	1,133.8
Buildings and other	610.1	559.4
Land	39.1	37.7
Total property, plant and equipment	1,829.5	1,730.9
Less accumulated depreciation	1,213.3	1,165.4
Net property, plant and equipment	616.2	565.5
OTHER ASSETS
Goodwill	816.3	791.3
Other intangibles, less accumulated amortization of $143.0 and $137.0 as of June 30, 2017 and December 31, 2016, respectively	176.2	164.9
Sundry	132.6	137.5
Total other assets	1,125.1	1,093.7
TOTAL ASSETS	$3,281.5	$2,984.1
CURRENT LIABILITIES
Current maturities of long-term debt	$3.4	$3.6
Accounts payable	388.3	351.1
Accrued expenses	263.7	257.7
Other current liabilities	86.3	94.2
Total current liabilities	741.7	706.6
LONG-TERM LIABILITIES
Long-term debt	1,183.5	956.2
Other long-term liabilities	165.7	173.0
Deferred income taxes	57.0	54.3
Total long-term liabilities	1,406.2	1,183.5
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	504.6	506.2
Retained earnings	2,490.2	2,410.5
Accumulated other comprehensive loss	(63.8)	(113.6)
Treasury stock	(1,799.9)	(1,713.5)
Total Leggett & Platt, Inc. equity	1,133.1	1,091.6
Noncontrolling interest	.5	2.4
Total equity	1,133.6	1,094.0
TOTAL LIABILITIES AND EQUITY	$3,281.5	$2,984.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2017	2016	2017	2016
Net sales	$1,949.6	$1,897.3	$989.3	$958.9
Cost of goods sold	1,493.5	1,429.7	759.2	724.9
Gross profit	456.1	467.6	230.1	234.0
Selling and administrative expenses	211.4	204.8	105.0	99.7
Amortization of intangibles	9.8	9.9	4.7	4.8
Impairments	.1	3.7	.1	3.7
Gain from sale of assets and businesses	(.6)	(20.7)	(.4)	(18.3)
Other (income) expense, net	(2.8)	(3.7)	(1.6)	(2.4)
Earnings from continuing operations before interest and income taxes	238.2	273.6	122.3	146.5
Interest expense	21.0	19.5	10.4	10.3
Interest income	3.5	1.8	1.5	1.0
Earnings from continuing operations before income taxes	220.7	255.9	113.4	137.2
Income taxes	47.0	65.4	25.8	37.7
Earnings from continuing operations	173.7	190.5	87.6	99.5
Earnings from discontinued operations, net of tax	—	20.4	—	20.3
Net earnings	173.7	210.9	87.6	119.8
Earnings attributable to noncontrolling interest, net of tax	—	(.2)	—	1.4
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$173.7	$210.7	$87.6	$121.2
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.27	$1.37	$.64	$.73
Diluted	$1.26	$1.35	$.64	$.72
Earnings per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$.15	$—	$.15
Diluted	$—	$.15	$—	$.15
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.27	$1.52	$.64	$.88
Diluted	$1.26	$1.50	$.64	$.87

Cash dividends declared per share	$.70	$.66	$.36	$.34

Average shares outstanding
Basic	136.4	138.4	136.0	137.8
Diluted	137.8	140.6	137.4	140.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2017	2016	2017	2016
Net earnings	$173.7	$210.9	$87.6	$119.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	44.1	5.5	29.8	(16.9)
Cash flow hedges	4.6	6.0	2.1	(.5)
Defined benefit pension plans	1.1	1.6	.5	.9
Other comprehensive income	49.8	13.1	32.4	(16.5)
Comprehensive income	223.5	224.0	120.0	103.3
Less: comprehensive income attributable to noncontrolling interest	—	.8	—	2.4
Comprehensive income attributable to Leggett & Platt, Inc.	$223.5	$224.8	$120.0	$105.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
OPERATING ACTIVITIES
Net earnings	$173.7	$210.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	47.7	43.0
Amortization of intangibles and debt issuance costs	14.5	14.2
Provision for losses on accounts and notes receivable	.8	1.6
Writedown of inventories	4.0	2.4
Goodwill impairment	—	3.7
Long-lived asset impairments	.1	—
Net gain from sales of assets and businesses	(.5)	(21.3)
Deferred income tax expense	5.1	9.0
Stock-based compensation	20.2	21.8
Other, net	.1	2.3
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(72.4)	(26.4)
Inventories	(51.8)	(24.3)
Other current assets	(7.2)	(1.7)
Accounts payable	24.2	34.0
Accrued expenses and other current liabilities	(2.4)	(7.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	156.1	262.1
INVESTING ACTIVITIES
Additions to property, plant and equipment	(79.1)	(57.9)
Purchases of companies, net of cash acquired	(38.8)	(16.9)
Proceeds from sales of assets and businesses	1.6	54.0
Other, net	(7.8)	(7.4)
NET CASH USED FOR INVESTING ACTIVITIES	(124.1)	(28.2)
FINANCING ACTIVITIES
Payments on long-term debt	(5.7)	(1.6)
Change in commercial paper and short-term debt	220.7	90.2
Dividends paid	(90.4)	(86.5)
Issuances of common stock	1.9	2.7
Purchases of common stock	(115.2)	(163.5)
Purchase of remaining interest in noncontrolling interest	(2.6)	(35.2)
Other, net	(1.8)	(2.8)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	6.9	(196.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	14.3	(5.6)
INCREASE IN CASH AND CASH EQUIVALENTS	53.2	31.6
CASH AND CASH EQUIVALENTS—January 1,	281.9	253.2
CASH AND CASH EQUIVALENTS—June 30,	$335.1	$284.8
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

To be adopted in future years:

•
ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606):  Supersedes most of the existing authoritative literature for revenue recognition and prescribes a five-step model for recognizing revenue from contracts with customers. In July 2015, the FASB deferred the effective date of this ASU by one year, which results in the new standard being effective January 1, 2018. In addition, the FASB issued several amendments to the standard during 2016. The amended standard permits two transition methods, the full retrospective method or the modified retrospective method. The new standard will also require expanded disclosures pertaining to revenues from contracts with customers in the notes to the financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We expect to adopt the new revenue standard on January 1, 2018. Presented below is the status of the process we have utilized for the adoption of the new standard and the significant implementation matters yet to be addressed:

◦	We established a cross-functional implementation team to assess all potential impacts of this standard.

◦	We determined key factors from the five step process to recognize revenue as prescribed by the new standard that may be applicable to each of our 17 business units that roll up into our four segments.

◦
Significant customers and contracts from each business unit were identified. We have substantially completed the review of these contracts by the filing date of this second quarter 2017 Form 10-Q, and any remaining contracts will be reviewed by the filing date of the third quarter 2017 Form 10-Q.

◦
Evaluation of the provisions of these contracts, and the comparison of historical accounting policies and practices to the requirements of the new standard (including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply and a comparison to our current revenue recognition policies), is in process. We expect to complete this process prior to the filing of, and make disclosures in, the third quarter Form 10-Q.

◦	Implementation of any required changes to our systems and processes, including updating our internal controls, is expected to be completed during the remainder of 2017.
Our work to date indicates that certain contracts with customers in roughly one-quarter of our 17 business units contain provisions that may require a change in the way revenue and related expense are recognized, including possibly recognizing revenue over time. The timing of revenue and expense recognition for an over-time revenue recognition method may differ from our current practice of recognizing revenue and expense when title and risk of loss pass to our customer.
Certain operations in these business units also have tooling arrangements with customers. The terms of these tooling arrangements vary by customer. Consequently, the revenue recognition treatment of these arrangements will be dependent upon the specific terms of these customer contracts. The review of such contracts has been, and is expected to be completed consistent with the timing noted above.
We are currently in the process of determining the expected quantitative impact that the adoption of Topic 606 will have on our financial statements. Once this determination is made, we will update our disclosure.
We concluded that we will transition to the new standard using the modified retrospective method. Under the modified retrospective method, there is a cumulative effect adjustment to equity as of the beginning of the period of the adoption for existing contracts. 2017 and earlier years will be presented under legacy GAAP. 2018 will be presented under the new standard for existing and new contracts. Footnotes will disclose existing and new contracts under both the new standard and legacy GAAP.
In addition, we will elect to apply the following practical expedients:

◦
Significant financing component - We believe that for substantially all of our contracts, the transfer of a promised good to a customer and the customer’s payment for that good will be one year or less. Thus, we will not adjust the promised amount of consideration for the effects of a significant financing component.

◦	Sales taxes - We will exclude from its transaction price any amounts collected from customers for all sales (and other similar) taxes. This is consistent with our current practice.

◦
Shipping and handling - We will elect to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities rather than assessing such activities as performance obligations.

We continue to evaluate the remaining available practical expedients.

•
ASU 2016-02 “ Leases”:  Requires that a lessee recognize a right-of-use asset and a lease liability on the balance sheet for most lease arrangements. This ASU will be effective January 1, 2019, and we are assessing all potential impacts of the standard. Currently, we anticipate adopting this standard January 1, 2019. We believe it will increase our assets

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The following table contains the LIFO expense included in continuing operations for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
LIFO expense	$2.5	$7.3	$2.1	$7.3

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of segment results from continuing operations are shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended June 30, 2017
Residential Products	$407.8	$4.2	$412.0	$50.2
Industrial Products	75.9	63.3	139.2	7.1
Furniture Products	267.2	4.4	271.6	20.3
Specialized Products	238.4	1.7	240.1	44.1
Intersegment eliminations and other				.6
	$989.3	$73.6	$1,062.9	$122.3
Three Months Ended June 30, 2016
Residential Products	$408.0	$4.2	$412.2	$52.2
Industrial Products	79.9	70.2	150.1	13.0
Furniture Products	235.6	17.3	252.9	24.6
Specialized Products	235.4	1.8	237.2	54.7
Intersegment eliminations and other				2.0
	$958.9	$93.5	$1,052.4	$146.5

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months Ended June 30, 2017
Residential Products	$799.1	$9.0	$808.1	$92.7
Industrial Products	145.7	128.9	274.6	15.9
Furniture Products	532.0	10.7	542.7	40.6
Specialized Products	472.8	3.6	476.4	87.1
Intersegment eliminations and other				1.9
	$1,949.6	$152.2	$2,101.8	$238.2
Six Months Ended June 30, 2016
Residential Products	$798.2	$9.1	$807.3	$85.3
Industrial Products	157.0	150.3	307.3	33.1
Furniture Products	486.9	38.3	525.2	56.1
Specialized Products	455.2	3.5	458.7	98.2
Intersegment eliminations and other				.9
	$1,897.3	$201.2	$2,098.5	$273.6

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

	June 30, 2017	December 31, 2016
Residential Products	$542.4	$527.2
Industrial Products	144.2	147.4
Furniture Products	234.5	219.4
Specialized Products	269.7	248.7
Other (1)	—	.2
Average current liabilities included in segment numbers above	534.9	495.9
Unallocated assets (2)	1,461.2	1,378.3
Difference between average assets and period-end balance sheet	94.6	(33.0)
Total assets	$3,281.5	$2,984.1

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations and Assets Held for Sale

As discussed in Note 15, during the second quarter of 2016 we received proceeds from an antitrust litigation settlement of $31.4 ($19.8 after tax) associated with our former Prime Foam Products unit. This unit was sold in March 2007 and was previously part of the Residential Products Segment. We had no other material discontinued operations or items held for sale at June 30, 2017.

Other Divestitures

The following businesses were divested during the periods presented, but did not meet the discontinued operations criteria.

	Quarter	Six Months Ended June 30,		Three Months Ended June 30,
	Divested	2017	2016	2017	2016
Trade sales:
Residential Products:
Machinery operation	Fourth quarter 2016	$—	$1.8	$—	$1.0
Industrial Products:
Wire Products operation	Fourth quarter 2016	—	9.0	—	4.4
Wire Products operation	Second quarter 2016	—	19.5	—	8.1
Specialized Products:
Commercial Vehicle Products (CVP) operation	Second quarter 2016	—	15.3	—	7.8
Total trade sales		$—	$45.6	$—	$21.3

EBIT:
Residential Products:
Machinery operation	Fourth quarter 2016	$—	$—	$—	$—
Industrial Products:
Wire Products operation	Fourth quarter 2016	—	.2	—	—
Wire Products operation	Second quarter 2016	—	1.2	—	.8
Specialized Products:
CVP operation	Second quarter 2016	—	2.8	—	1.3
Total EBIT		$—	$4.2	$—	$2.1

In 2016 we realized gains of $21.2 related to the sales of the Wire Products operations and $11.2 related to the sale of the CVP operation. No material gains or losses were realized on the sale of other businesses.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. IMPAIRMENT CHARGES

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net."

	Six Months Ended June 30,						Three Months Ended June 30,
	2017			2016			2017			2016
	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total
Furniture Products	$—	$.1	$.1	$—	$—	$—	$—	$.1	$.1	$—	$—	$—
Specialized Products-CVP unit	—	—	—	3.7	—	3.7	—	—	—	3.7	—	3.7
Total impairment charges	$—	$.1	$.1	$3.7	$—	$3.7	$—	$.1	$.1	$3.7	$—	$3.7

Other Long-Lived Assets

We test other long-lived assets for recoverability at year-end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

Goodwill Impairment Reviews

We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment review in the second quarter.

In evaluating goodwill for impairment, we first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after such assessment, with regard to each reporting unit, we conclude that the goodwill of a reporting unit is not impaired, then no further testing is required (commonly referred to as the Step Zero Analysis approach). For those reporting units where potential impairment indicators exist (based on the Step Zero Analysis), recoverability of goodwill is then evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is needed.

In our Step Zero Analysis, we consider i) the excess in fair value of the reporting unit over its carrying amount from the most recent quantitative analysis, ii) macroeconomic conditions, iii) industry and market trends, and iv) overall financial performance as well as other matters as appropriate.

2017
The 2017 goodwill impairment review indicated no goodwill impairments.

We performed a Step Zero Analysis for our annual goodwill review for each of our reporting units, and concluded that it was more likely than not that the fair value of all reporting units, except for two, exceeded their carrying values. Because sales and profits for two reporting units were less than expected, we performed a quantitative analysis for our Work Furniture and Aerospace reporting units under the two-step model. These reporting units were determined to have a fair value in excess of their carrying amounts of at least 75%.

2016
Because all reporting units had fair values that exceeded carrying value (fair value over carrying value divided by carrying value) by a range of 115% to 600% during the 2015 testing (performed on a quantitative analysis for all reporting units), we performed a Step Zero Analysis. Based on the Step Zero Analysis we concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying amount, except for our CVP reporting unit. With regard to our CVP reporting unit, in the second quarter of 2016 we sold one of our two remaining businesses. Additionally, real estate associated with the

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

remaining CVP business reached held for sale status during the second quarter of 2016. As a result of these two events, the fair value of the CVP reporting unit (consisting of one remaining business) had fallen below its carrying amount, and we fully impaired the remaining $3.7 of goodwill for this reporting unit.

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Earnings:
Earnings from continuing operations	$173.7	$190.5	$87.6	$99.5
Earnings attributable to noncontrolling interest, net of tax	—	(.2)	—	1.4
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	173.7	190.3	87.6	100.9
Earnings from discontinued operations, net of tax	—	20.4	—	20.3
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$173.7	$210.7	$87.6	$121.2

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.4	138.4	136.0	137.8
Dilutive effect of stock-based compensation	1.4	2.2	1.4	2.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	137.8	140.6	137.4	140.1

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.27	$1.37	$.64	$.73
Discontinued operations	—	.15	—	.15
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.27	$1.52	$.64	$.88
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.26	$1.35	$.64	$.72
Discontinued operations	—	.15	—	.15
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.26	$1.50	$.64	$.87

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	—	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2017		December 31, 2016
	Current	Long-term	Current	Long-term
Trade accounts receivable	$554.1	$—	$456.5	$—
Trade notes receivable	.5	.5	1.5	.7
Total trade receivables	554.6	.5	458.0	.7
Other notes receivable	—	24.6	—	24.6
Income tax receivables	4.6	—	9.1	—
Other receivables	26.0	—	26.7	—
Subtotal other receivables	30.6	24.6	35.8	24.6
Total trade and other receivables	585.2	25.1	493.8	25.3
Allowance for doubtful accounts:
Trade accounts receivable	(7.3)	—	(7.1)	—
Trade notes receivable	(.2)	(.1)	(.1)	(.2)
Total trade receivables	(7.5)	(.1)	(7.2)	(.2)
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	(7.5)	(.1)	(7.2)	(.2)
Total net receivables	$577.7	$25.0	$486.6	$25.1
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2016	2017 Charges	2017 Charge- offs, Net of Recoveries	Balance at June 30, 2017
Trade accounts receivable	$7.1	$.8	$.6	$7.3
Trade notes receivable	.3	—	—	.3
Total trade receivables	7.4	.8	.6	7.6
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	$7.4	$.8	$.6	$7.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$—	$—	$1.0	$—
Cash payments in lieu of options	—	—	—	1.0
Stock-based retirement plans contributions	3.6	.7	3.5	.7
Discounts on various stock awards:
Deferred Stock Compensation Program	1.2	—	1.1	—
Stock-based retirement plans	.7	—	.7	—
Discount Stock Plan	.6	—	.5	—
Performance Stock Unit awards (1)	2.7	2.1	2.5	4.4
Restricted Stock Unit awards	1.2	—	1.4	—
Profitable Growth Incentive awards (2)	.8	.9	2.5	2.0
Other, primarily non-employee directors restricted stock	.5	—	.7	—
Total stock-related compensation expense	11.3	$3.7	13.9	$8.1
Employee contributions for above stock plans	8.9		7.9
Total stock-based compensation	$20.2		$21.8

Tax benefits on stock-based compensation expense	$4.1		$5.1
Tax benefits on stock-based compensation payments	10.1		8.3
Total tax benefits associated with stock-based compensation	$14.2		$13.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$—	$—	$.1	$—
Cash payments in lieu of options	—	—	—	(.1)
Stock-based retirement plans contributions	2.2	.3	1.7	.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.5	—
Stock-based retirement plans	.4	—	.3	—
Discount Stock Plan	.3	—	.2	—
Performance Stock Unit awards (1)	1.4	1.9	1.3	2.2
Restricted Stock Unit awards	.6	—	.7	—
Profitable Growth Incentive awards (2)	.4	.4	.9	.8
Other, primarily non-employee directors restricted stock	.3	—	.3	—
Total stock-related compensation expense	6.1	$2.6	6.0	$3.2
Employee contributions for above stock plans	3.8		3.4
Total stock-based compensation	$9.9		$9.4

Tax benefits on stock-based compensation expense	$2.2		$2.2
Tax benefits on stock-based compensation payments	1.3		2.5
Total tax benefits associated with stock-based compensation	$3.5		$4.7

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

	Six Months Ended June 30,
	2017	2016
Accounts receivable	$7.8	$1.1
Inventory	5.3	4.0
Property, plant and equipment	4.5	2.5
Goodwill	13.1	3.8
Other intangible assets, primarily customer-related intangibles	17.9	7.5
Other current and long-term assets	.1	—
Current liabilities	(3.8)	(2.0)
Long-term liabilities	(3.5)	—
Non-controlling interest	(.5)	—
Fair value of net identifiable assets	40.9	16.9
Additional consideration payable	(2.1)	(.4)
Additional consideration for prior years’ acquisitions	—	.4
Net cash consideration	$38.8	$16.9

The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2017	2	Residential Products; Furniture Products	Distributor and installer of geosynthetic products; Surface-critical bent tube components
June 30, 2016	1	Specialized Products	Fabricated tubing and pipe assemblies
We are finalizing all the information required to complete the purchase price allocations related to certain recent acquisitions and do not anticipate any material modifications.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2017 and 2016 acquisitions had occurred on January 1 of the comparable prior annual reporting period are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At June 30, 2017 and December 31, 2016, our liability for these future payments was $16.6 ($9.2 current and $7.4 long-term) and $14.5 ($2.4 current and $12.1 long-term), respectively.  Components of the liability are based on estimates and future events and the amounts may fluctuate significantly until the payment dates.

A brief description of our acquisition activity by year for the periods presented is included below.
2017
We acquired two businesses in the first quarter of 2017 for $40.9. The first, a distributor and installer of geosynthetic products, expands the geographic scope and capabilities of our Geo Components business. The second manufactures surface-critical bent tube components in support of the private-label finished seating strategy in our Work Furniture business. These businesses broaden our geographic scope, capabilities, and product offerings, and added $13.1 ($8.1 to Residential Products and $5.0 to Furniture Products) of goodwill. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $2.6.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Components of net pension expense
Service cost	$2.5	$2.3	$1.3	$1.1
Interest cost	5.6	5.9	2.8	3.0
Expected return on plan assets	(6.7)	(6.5)	(3.3)	(3.2)
Recognized net actuarial loss	2.3	2.4	1.1	1.2
Net pension expense	$3.7	$4.1	$1.9	$2.1

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2017
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2017	$1,094.0	$2,410.5	$508.2	$(1,713.5)	$2.4	$(113.6)
Effect of accounting change on prior years (See Note 2)	1.2	1.2	—	—	—	—
Adjusted beginning balance, January 1, 2017	1,095.2	2,411.7	508.2	(1,713.5)	2.4	(113.6)
Net earnings	173.7	173.7	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Dividends declared	(92.7)	(95.2)	2.5	—	—	—
Treasury stock purchased	(118.3)	—	—	(118.3)	—	—
Treasury stock issued	12.5	—	(19.4)	31.9	—	—
Foreign currency translation adjustments	44.1	—	—	—	—	44.1
Cash flow hedges, net of tax	4.6	—	—	—	—	4.6
Defined benefit pension plans, net of tax	1.1	—	—	—	—	1.1
Stock-based compensation transactions, net of tax	16.0	—	16.0	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	(2.6)	—	(.7)	—	(1.9)	—
Ending balance, June 30, 2017	$1,133.6	$2,490.2	$506.6	$(1,799.9)	$.5	$(63.8)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2016
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$1,097.7	$2,209.2	$531.5	$(1,564.0)	$12.1	$(91.1)
Net earnings	210.9	210.9	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.2)	—	—	.2	—
Dividends declared	(88.4)	(90.9)	2.5	—	—	—
Dividends paid to noncontrolling interest	(1.7)	—	—	—	(1.7)	—
Treasury stock purchased	(167.7)	—	—	(167.7)	—	—
Treasury stock issued	20.5	—	(15.8)	36.3	—	—
Foreign currency translation adjustments	5.5	—	—	—	—	5.5
Cash flow hedges, net of tax	6.0	—	—	—	—	6.0
Defined benefit pension plans, net of tax	1.6	—	—	—	—	1.6
Stock-based compensation transactions, net of tax	16.4	—	16.4	—	—	—
Acquisition of noncontrolling interest	(35.2)	—	(27.9)	—	(8.3)	1.0
Ending balance, June 30, 2016	$1,065.6	$2,329.0	$506.7	$(1,695.4)	$2.3	$(77.0)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(38.6)	$(17.8)	$(57.2)	$(113.6)
Other comprehensive income (loss)	44.1	1.9	(.5)	45.5
Reclassifications, pretax (1)	—	4.2	2.3	6.5
Income tax effect	—	(1.5)	(.7)	(2.2)
Attributable to noncontrolling interest	—	—	—	—
Balance, June 30, 2017	$5.5	$(13.2)	$(56.1)	$(63.8)

Balance, January 1, 2016	$(4.8)	$(28.2)	$(58.1)	$(91.1)
Other comprehensive income (loss)	7.2	.1	.1	7.4
Reclassifications, pretax (2)	(1.7)	8.2	2.4	8.9
Income tax effect	—	(2.3)	(.9)	(3.2)
Attributable to noncontrolling interest	1.0	—	—	1.0
Balance, June 30, 2016	$1.7	$(22.2)	$(56.5)	$(77.0)

(1) 2017 pretax reclassifications are comprised of:
Net sales	$—	$1.8	$—	$1.8
Cost of goods sold; selling and administrative expenses	—	.3	2.3	2.6
Interest expense	—	2.1	—	2.1
Other income (expense), net	—	—	—	—
Total reclassifications, pretax	$—	$4.2	$2.3	$6.5

(2) 2016 pretax reclassifications are comprised of:
Net sales	$—	$5.9	$—	$5.9
Cost of goods sold; selling and administrative expenses	—	.2	2.4	2.6
Interest expense	—	2.1	—	2.1
Other income (expense), net	(1.7)	—	—	(1.7)
Total reclassifications, pretax	$(1.7)	$8.2	$2.4	$8.9

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

•	Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$178.3	$—	$178.3
Derivative assets (Note 14)	—	2.4	—	2.4
Diversified investments associated with the Executive Stock Unit Program (ESUP)*	31.1	—	—	31.1
Total assets	$31.1	$180.7	$—	$211.8
Liabilities:
Derivative liabilities* (Note 14)	$—	$1.0	$—	$1.0
Liabilities associated with the ESUP*	30.9	—	—	30.9
Total liabilities	$30.9	$1.0	$—	$31.9

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$145.8	$—	$145.8
Derivative assets (Note 14)	—	.8	—	.8
Diversified investments associated with the ESUP*	26.8	—	—	26.8
Total assets	$26.8	$146.6	$—	$173.4
Liabilities:
Derivative liabilities* (Note 14)	$—	$4.1	$—	$4.1
Liabilities associated with the ESUP*	25.6	—	—	25.6
Total liabilities	$25.6	$4.1	$—	$29.7
* Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair value for fixed rate debt (Level 2) was greater than its $750 carrying value by approximately $24 and $25 at June 30, 2017, and December 31, 2016, respectively. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note 10, and evaluating long-term assets (including goodwill) for potential impairment. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2017
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales of Canadian, Chinese, European and Swiss subsidiaries	Jun 2018	$91.8	$1.3	$—
Future DKK sales of Polish subsidiary	Dec 2017	4.7	.3	—
Future USD purchases of Canadian, European and South Korean subsidiaries	Dec 2017	5.9	—	.1
Future EUR sales of UK, Chinese and Swiss subsidiaries	Dec 2017	20.3	—	.4
Future MXN purchases of a USD subsidiary	Dec 2017	2.9	—	.1
Future JPY sales of Chinese subsidiary	Jun 2018	4.0	.1	—
Total cash flow hedges			1.7	.6
Fair value hedges:
USD inter-company note receivables on a CAD subsidiary	Aug 2017	7.0	.1	—
ZAR inter-company note receivable on a USD subsidiary	Dec 2017	2.3	—	.4
USD inter-company note receivable on a Swiss subsidiary	Aug 2017	5.5	.3	—
Total fair value hedges			.4	.4
Derivatives not designated as hedging instruments
USD receivable on a CAD subsidiary	Jul 2017	8.0	.2	—
Hedge of USD Cash on EUR subsidiary	Jul 2017	5.0	.1	—
Total derivatives not designated as hedging instruments			.3	—
			$2.4	$1.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2016
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$80.4	$—	$2.4
Future USD purchases of European subsidiaries	Dec 2017	3.8	.1	—
Future MXN purchases of a USD subsidiary	Dec 2017	5.8	—	.9
Future JPY sales of a Chinese subsidiary	Dec 2017	3.5	.3	—
Future DKK sales of a Polish subsidiary	Mar 2017	10.1	.1	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	Dec 2017	6.4	—	.2
Total cash flow hedges			.5	3.5
Fair value hedges:
USD inter-company note receivable on a CAD subsidiary	Jan 2017	24.0	.2	.1
PLN inter-company note receivable on GBP subsidiary	Jun 2017	2.3	.1	—
ZAR inter-company note receivable on a USD subsidiary	Dec 2017	2.3	—	.1
Total fair value hedges			.3	.2
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2017	19.0	—	.3
Hedge of EUR Cash on USD subsidiary	Jan 2017	5.9	—	.1
Total derivatives not designated as hedging instruments			—	.4
			$.8	$4.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the pre-tax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Statement of Operations	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2017	2016	2017	2016
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$2.1	$2.1	$1.0	$1.1
Currency cash flow hedges	Net sales	1.4	5.2	.1	2.1
Currency cash flow hedges	Cost of goods sold	.1	.4	—	.3
Total cash flow hedges		3.6	7.7	1.1	3.5
Fair value hedges	Other (income) expense, net	(.4)	(1.8)	(.5)	(.5)

Derivatives not designated as hedging instruments	Other (income) expense, net	(.7)	(.2)	(.7)	.2
Total derivative instruments		$2.5	$5.7	$(.1)	$3.2

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
Foam Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts and in Canada against several defendants alleging that Leggett & Platt and certain other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws. We were party to several antitrust proceedings regarding polyurethane foam products. The majority of these proceedings were fully resolved in 2015. The ultimate amount of settlement payments in these cases was not materially different than the amounts originally accrued. The remaining antitrust proceeding is disclosed below.
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
Kansas Restraint of Trade Act Case. We have been named as a defendant in an individual case alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, filed on November 29, 2012 in the United States District Court of Kansas under the name LaCrosse Furniture Company v. Future Foam, Inc., et al., Case No. 12-cv-2748 KHV/JPO. This case was previously transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs in those consolidated proceedings generally brought claims seeking damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products (from at least 1999 to the present). The claims and allegations of this plaintiff are generally the same as those in the previously resolved proceedings, with the exception that the plaintiff seeks full consideration damages (its total purchase amounts for the allegedly price-fixed polyurethane foam products). On May 15, 2015, the U.S. Judicial Panel on Multi-district Litigation remanded the case back to the U.S. District Court for the District of Kansas. We have denied all allegations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
We have $12.3 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On October 4, 2012, the State of São Paulo issued a Tax Assessment under Procedure Number 4.003.484 against L&P Brazil in the amount of $1.9 for the tax years 2009 through 2011. Similar to the 2009 assessment (referenced above), the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.5, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $.9 for the tax years January 2011 through August 2012 regarding the same subject matter (i.e., the correct tax rate for the collection and payment of value-added tax on mattress innerspring units). L&P filed its response denying the allegations. After the first and second administrative levels denied L&P Brazil's defenses, L&P Brazil filed an appeal to the third administrative level on August 6, 2015. On June 9, 2016, L&P Brazil filed an annulment action, Case No. 1019825-91.2016.8.26.0602, in the Sorocaba State Court, to allow transfer of the previously deposited cash amount of $1.0 to a judicial account, and to annul the entire $1.2 assessment (updated with interest through the close of the administrative procedures). On February 7, 2017 the Court ruled against L&P Brazil on the assessment, but lowered the interest amount. On February 21, 2017, we filed a motion for clarification. The Court upheld its ruling on April 24, 2017, and we filed an appeal to the Court of Appeals on May 15, 2017. The case is now proceeding at the second judicial level.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 2008 through August 2012 in the amount of $.5, under PTA Case No. 01.000.182756-62. L&P Brazil filed its response denying any violation. After the first and second administrative levels ruled against us, the case is now proceeding judicially under Case No. 0003673-61.2014.8.13.0878 in Camanducaia Judicial District Court in the amount of $.6. L&P Brazil filed its response denying the assessments on June 5, 2014.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Litigation contingency accrual - Beginning of period	$3.2	$8.1	$3.2	$4.1
Adjustment to accruals - expense (income)	.2	5.0	.2	5.0
Cash payments	—	(9.0)	—	(5.0)
Litigation contingency accrual - End of period	$3.4	$4.1	$3.4	$4.1
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
We have relied on several facts and circumstances to conclude that some loss is probable with respect to certain proceedings and matters, and to arrive at a reasonable estimate of loss or range of loss and record the accruals, including: the maturation of the pending proceedings and matters; our experience in settlement negotiations and mediation; comparative settlements of other companies in similar proceedings; discovery becoming or being substantially complete in certain proceedings; certain quantitative metrics used to value probable loss contingencies; and our willingness to settle certain proceedings to forgo the cost and risk of litigation and distraction to our senior executives.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of June 30, 2017, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of the accruals noted above are estimated to be approximately $25, including approximately $21 for Brazilian VAT matters disclosed above and $4 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.

Leggett Settles Claims as Plaintiff
On April 5, 2016, we reached a settlement of our antitrust claims against The Dow Chemical Company, by agreeing to release our claims regarding this matter for a net cash payment to the Company of approximately $38 (pre-tax, after deducting expenses).  We received payment of the settlement amount on May 4, 2016. In the second quarter of 2016, we recorded after-tax income of approximately $25 related to this matter. Because the settlement is largely attributable to our former Prime Foam Products business, which was sold in the first quarter of 2007, approximately $20 of this after-tax amount was reflected in discontinued operations. As such, this matter is fully resolved.

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
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute carpet cushion, fabric, and geo components. This segment generated 38% of our total sales during the first six months of 2017.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make bedding, mechanical springs, and many other end products. This segment generated 13% of our total sales during the first half of 2017.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 26% of our total sales in the first six months of 2017.
Specialized Products: From this segment we supply mechanical and pneumatic lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute titanium and nickel tubing and tube assemblies for the aerospace industry. This segment contributed 23% of our total sales in the first half of 2017.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At June 30, for the three-year measurement period that will end on December 31, 2017, we have so far generated TSR of 12% per year on average. That performance places us in the top 36% of the S&P 500.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs began to inflate late in 2016, and continued through early 2017. Price increases went into effect during the second quarter 2017 to recover higher steel costs, but we have not fully worked through our typical 90-day pricing lag.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry have been volatile in past years.
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

Contingencies
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at June 30, 2017, an aggregate litigation contingency accrual of $3 million. There was no material change from the prior year corresponding quarter. Based on current facts, aggregate reasonably possible (but not probable and therefore not recorded) losses in excess of accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $25 million. If our assumptions or analysis regarding these contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $25 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 15 “Contingencies” on page 27 of the Notes to Consolidated Condensed Financial Statements.
Potential Gain Associated with the Sale of Real Estate
In the second quarter of 2016, we sold one of our CVP operations and relocated the one remaining operation. At that time, the real estate formerly used by the relocated business reached held for sale status. We believe that it is reasonably likely that we will sell this real estate in the third quarter this year. If the sale is completed, we expect to realize a gain of approximately $20 million. However, this sale is subject to significant conditions that may change the timing of the sale, the amount of realized gain, and/or whether the sale is completed at all.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
Second Quarter:
Sales were $989 million, a 3% increase versus the same quarter last year. Same location sales increased by 4%, largely due to growth in Automotive and Adjustable Bed, and raw material-related price inflation. Acquisitions also added 1% to sales growth. These increases were partially offset by prior year divestitures, which reduced sales by 2% in the quarter.
Earnings per share (EPS) from continuing operations were $.64, $.08 lower than the same quarter last year. Last year's second quarter EPS included $.06 due to a litigation gain and a divestiture gain offset by a goodwill impairment. Second quarter 2017 was effected by higher raw material costs and several smaller factors partially offset by a benefit from sales growth and a lower effective tax rate.
Earnings Before Interest and Taxes (EBIT) decreased to $122 million. EBIT margin declined to 12.4%, primarily from 2016 litigation and divestiture gains offset by a goodwill impairment, which did not repeat in 2017. 2017 EBIT was also affected by the pricing lag we typically experience in passing along commodity inflation.
LIFO/FIFO and the Effect of Changing Prices
Approximately 50% of our inventories are valued on the last-in, first-out (LIFO) method.
For the full year 2017, we estimate $5 million of LIFO expense. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.
The following table contains the LIFO expense included for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
LIFO expense	$2.5	$7.3	$2.1	$7.3
Interest Expense and Income Taxes
Second quarter 2017 interest expense was not materially different from the second quarter of 2016.
Our tax rate is determined by a combination of items, some recurring and some discrete. Recurring items include things like net income earned in various tax jurisdictions, and differences in tax rates in those jurisdictions. These items tend to be relatively stable from year to year. Conversely, discrete items are things such as prior year tax adjustments that may not be as consistent from year to year.
While the U.S. statutory federal income tax rate was 35% in both years, our worldwide effective tax rate on continuing operations was 23% for the second quarter of 2017, compared to 28% for the same quarter last year.  In both years our tax rate benefited from earnings in non-U.S. jurisdictions, which reduced our effective tax rate by 7% in 2017 and 5% in 2016. Likewise, both years benefited (by 2% in 2017 and 3% in 2016) from U.S. tax incentives for domestic manufacturing and equity compensation. In 2017, the quarterly tax rate was reduced an additional 2% by improved prospects of utilizing prior year foreign tax credits. Finally, several less significant items (including state taxes and prior year tax adjustments) provided a net decrease of 1% in 2017, and a net increase of 1% in 2016.
For the full year, we anticipate an effective tax rate on continuing operations of approximately 24%, excluding any tax effect from future stock compensation payments, but including certain other expected discrete items.  The tax impact of stock compensation fluctuates based on stock price and other factors, but is not expected to have a significant impact on 2017's remaining quarters. Our anticipated tax rate is also contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.

Discussion of Segment Results
Second Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 9. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 31. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change in Sales		% Change in Same Location Sales(1)
			$	%
Residential Products	$412.0	$412.2	$(.2)	—%	(3.0)%
Industrial Products	139.2	150.1	(10.9)	(7.3)	.7
Furniture Products	271.6	252.9	18.7	7.4	5.9
Specialized Products	240.1	237.2	2.9	1.2	4.7
Total	1,062.9	1,052.4	10.5	1.0
Intersegment sales	(73.6)	(93.5)	19.9
Trade sales	$989.3	$958.9	$30.4	3.2%	3.7%

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Residential Products	$50.2	$52.2	$(2.0)	(3.8)%	12.2%	12.7%
Industrial Products	7.1	13.0	(5.9)	(45.4)	5.1	8.7
Furniture Products	20.3	24.6	(4.3)	(17.5)	7.5	9.7
Specialized Products	44.1	54.7	(10.6)	(19.4)	18.4	23.1
Intersegment eliminations & other	.6	2.0	(1.4)
Total	$122.3	$146.5	$(24.2)	(16.5)%	12.4%	15.3%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales were flat. Same location sales were down 3%. Sales volume declined 5%, primarily from lower pass-through sales of adjustable beds, which reduced sales by 4%. Raw material inflation contributed 2% to sales growth. Acquisitions offset the decrease in same location sales.
EBIT decreased $2 million. 2016 included a litigation gain of $7 million that did not repeat in 2017. Second quarter 2017 EBIT benefited from the ability to pass-through higher raw materials costs and a favorable sales mix.
Industrial Products
Total sales decreased $11 million, or 7%, due to divestitures completed in 2016. Same location sales increased 1% primarily from steel related price increases offsetting lower volume.
The segment’s EBIT decreased $6 million, due to the lag in recovering higher steel costs.
Furniture Products
Total sales increased $19 million. Growth in Adjustable Bed, Work Furniture, and Home Furniture was offset by lower sales in Fashion Bed.

Segment EBIT decreased $4 million, due to an unfavorable sales mix and higher raw material costs.

Specialized Products
Total sales increased $3 million, or 1%. Same location sales increased 5%, with volume gains in Automotive and Aerospace partially offset by currency impact and a decline in CVP.
EBIT decreased $11 million. Second quarter 2016 EBIT included an $8 million net positive impact to EBIT related to a divestiture gain offset by a goodwill impairment. The remaining decrease in second quarter 2017 EBIT was attributable to growth-related costs, higher raw material costs, and other items offset by the benefit from stronger sales volumes.
Discontinued Operations
There was no material discontinued operations activity during the second quarter of 2017. In the second quarter of 2016, discontinued operations activity primarily resulted from the benefit of a litigation settlement attributable to our former Prime Foam business. The settlement amount was $20 million (after-tax). For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 12.
Six Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 9. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 31. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change in Sales		% Change in Same Location Sales(1)
			$	%
Residential Products	$808.1	$807.3	$0.8	.1%	(2.4)%
Industrial Products	274.6	307.3	(32.7)	(10.6)	(1.7)
Furniture Products	542.7	525.2	17.5	3.3	2.6
Specialized Products	476.4	458.7	17.7	3.9	6.9
Total	2,101.8	2,098.5	3.3	.2
Intersegment sales	(152.2)	(201.2)	49.0
Trade sales	$1,949.6	$1,897.3	$52.3	2.8%	3.8%

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Residential Products	$92.7	$85.3	$7.4	8.7%	11.5%	10.6%
Industrial Products	15.9	33.1	(17.2)	(52.0)	5.8	10.8
Furniture Products	40.6	56.1	(15.5)	(27.6)	7.5	10.7
Specialized Products	87.1	98.2	(11.1)	(11.3)	18.3	21.4
Intersegment eliminations & other	1.9	.9	1.0
Total	$238.2	$273.6	$(35.4)	(12.9)%	12.2%	14.4%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.
Residential Products
Total sales increased $1 million. Same location sales were down 2%, primarily from lower pass-through sales of adjustable beds, which reduced sales by 4%. Acquisitions offset the decrease in same location sales.
EBIT increased $7 million over the first six months of 2016. 2016 EBIT included a $7 million litigation gain that did not repeat this year. 2017 EBIT improved from a more favorable sales mix and the ability to pass through higher raw material costs.

Industrial Products
Total sales decreased $33 million, or 11%, largely due to divestitures completed in 2016. Same location sales decreased 2% primarily from lower volume, partially offset by steel related price increases.
The segment’s EBIT decreased $17 million, due to the lag in recovering higher steel costs coupled with reduced volumes.
Furniture Products
Total sales increased $18 million. Growth in Adjustable Bed, Work Furniture, and Home Furniture was offset by lower sales in Fashion Bed. Acquisitions made in 2017 added $4 million in sales.

Segment EBIT decreased $16 million, due to raw material costs and an unfavorable sales mix. 2016 also included a $2 million gain from a building sale that occurred in the first quarter.
Specialized Products
Total sales increased $18 million, or 4%. Same location sales increased 7%, with volume gains in Automotive and Aerospace partially offset by currency impact and a decline in CVP. Divestitures, net of acquisitions, reduced sales by 3%.
The segment’s EBIT decreased $11 million; however 2016 included a net $8 million benefit (divestiture gain offset by a goodwill impairment charge). The EBIT benefit from higher sales was more than offset by growth-related costs in Automotive, higher raw material costs, and other small items.

Discontinued Operations
There was no material discontinued operations activity during the first six months of 2017. In the six months ended June 30, 2016, discontinued operations activity primarily resulted from the benefit of a litigation settlement attributable to our former Prime Foam business. The settlement amount was $20 million (after-tax). For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 12.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2017 was $156 million, down from $262 million for the same period last year, primarily due to increased working capital. This increase resulted primarily from higher inventory to support sales growth and new programs, and inflation impact on both inventory and accounts receivable. For 2017, we expect cash from operations to approximate $450 million.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 11.8% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, total inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 43, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	June 30, 2017	December 31, 2016
Current assets	$1,540	$1,325
Current liabilities	(742)	(707)
Working capital	798	618
Cash and cash equivalents	(335)	(282)
Current debt maturities	3	4
Adjusted working capital	$466	$340
Annualized sales (1)	$3,956	$3,616
Working capital as a percent of annualized sales	20.2%	17.1%
Adjusted working capital as a percent of annualized sales	11.8%	9.4%

(1) Annualized sales equal 2nd quarter 2017 sales of $989 million and 4th quarter 2016 sales of $904 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)			Days
				Six Months Ended	Twelve Months Ended
	June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Trade Receivables	$547.1	$450.8	DSO[1]	50	44

Inventories	$580.0	$519.6	DIO[2]	69	66

Accounts Payable	$388.3	$351.1	DPO[3]	47	42

Calculation of days are as follows:

1.	Days sales outstanding: ((beginning of year trade receivables + end of period trade receivables)÷2) ÷ (net trade sales ÷ number of days in the period).

2.	Days inventory on hand: ((beginning of year inventory + end of period inventory)÷2) ÷ (cost of goods sold ÷ number of days in the period).

3.	Days payables outstanding: ((beginning of year accounts payable + end of period accounts payable)÷2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - Our net trade receivables and our days sales outstanding at June 30, 2017 increased primarily due to increased sales and acquisitions. We believe the increase compared to the prior year does not indicate a greater risk of loss, and we have established adequate reserves on our riskier customer accounts. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms. In cases where a customer’s payment performance or financial condition begins to deteriorate, we tighten our credit limits and terms and make appropriate reserves based upon the specific circumstances. Our provision for losses on accounts receivable has averaged $3 million annually for the last three years. Our allowance for bad debt as a percentage of our net receivables has averaged 2% for the last three years. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.

Inventories - The increase in inventories at June 30, 2017 compared to year-end primarily reflects inflation and higher levels necessary to support sales growth and new programs. Days inventory on hand on June 30, 2017 is within a reasonable historical range, and we believe the increase compared to the prior year does not indicate a greater risk of inventory obsolescence. We believe we have established adequate reserves for any slower moving or obsolete inventories. We continuously monitor our slow moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 120 days. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We have averaged inventory obsolescence charges of $10 million annually for the last three years. Our reserve balances (not including our LIFO reserves) as a percentage of our period-end inventory were 6% on June 30, 2017, which is consistent with our historical average.

Accounts Payable - The increase in accounts payables at June 30, 2017 compared to year-end is primarily due to increased inventory to support sales growth, increased steel prices, and acquisitions. Steel is our principal raw material. Our payment terms did not change meaningfully since year-end. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options.

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

We will continue to make investments to support expansion in businesses and product lines where sales are growing, and for efficiency improvement and maintenance. We expect capital expenditures to approximate $160 million in 2017. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

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

Our long-term, 6-9% annual growth objective envisions periodic acquisitions. We are seeking strategic acquisitions primarily within our Grow business units, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage). If we find these opportunities, we may use existing cash or borrow to finance the acquisitions. We completed two acquisitions in the first quarter of 2017. The first is a distributor and installer of geosynthetic products purchased for $23 million, which further expands the geographic scope and capabilities of our Geo Components business. The second is a manufacturer of surface-critical bent tube components purchased for $17 million, which supports the private-label finished seating strategy in our Work Furniture business. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $3 million. In the first quarter of 2016, we acquired a manufacturer of aerospace tube assemblies for a purchase price of $16 million. This business expanded our tube forming and fabrication capabilities, and also added precision machining to our aerospace platform. Additional details about acquisitions are discussed in Note 10 on page 19 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2017 should approximate $185 million.
In May, we declared a quarterly dividend of $.36 per share, which represented a $.02, or 5.9%, increase versus first quarter of 2017. This year marks our 46th consecutive annual dividend increase. Our targeted dividend payout ratio is approximately 50-60% of continuing operations adjusted EPS (which would exclude special items such as divestiture gains, impairment charges, litigation accruals and settlement proceeds). We expect future dividend growth to approximate earnings growth.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first six months of 2017, we repurchased 2.4 million shares of our stock (at an average price of $49.21 per share) and issued 1.2 million shares through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding decreased to 132.3 million. For the full year, we currently expect to repurchase a total of approximately 3 million shares and issue approximately 1.5 million shares for employee benefit plans and option exercises.
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

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2017	December 31, 2016
Long-term debt outstanding:
Scheduled maturities	$757	$760
Average interest rates (1)	3.7%	3.7%
Average maturities in years (1)	5.3	5.8
Revolving credit/commercial paper (2)	427	196
Average interest rate on balances as of the dates presented	1.3%	1.0%
Total long-term debt	1,184	956
Deferred income taxes and other liabilities	223	227
Shareholders’ equity and noncontrolling interest	1,134	1,094
Total capitalization	$2,541	$2,277
Unused committed credit:
Long-term	$323	$554
Short-term	—	—
Total unused committed credit (2)	$323	$554
Current maturities of long-term debt	$3	$4
Cash and cash equivalents	$335	$282
Ratio of earnings to fixed charges (3)	8.2x	9.6 x

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
(2)	The unused credit amount is based on our revolving credit facility and commercial paper program which, at the end of the second quarter of 2017, had $750 million of borrowing capacity.
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
We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures as supplemental information to track leverage trends across time periods with variable levels of cash. Our long-term target is to have net debt as a percentage of net capital in the 30%-40% range. As discussed on page 43, a substantial amount of cash is held at our international operations. Therefore, we may not be able to use all of our cash to reduce our debt on a dollar-for-dollar basis, as reflected in the net debt to net capital ratio.

(Amounts in millions)	June 30, 2017	December 31, 2016
Debt to total capitalization:
Long-term debt	$1,184	$956
Current debt maturities	3	4
Cash and cash equivalents	(335)	(282)
Net debt	$852	$678

Total capitalization	$2,541	$2,277
Current debt maturities	3	4
Cash and cash equivalents	(335)	(282)
Net capitalization	$2,209	$1,999

Long-term debt to total capitalization	46.6%	42.0%

Net debt to net capitalization	38.6%	33.9%

Total debt (which includes long-term debt and current debt maturities) grew $227 million versus year-end 2016 levels due to an increase in commercial paper borrowing.
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

(Amounts in millions)	June 30, 2017	December 31, 2016
Total program authorized	$750	$750
Commercial paper outstanding (classified as long-term debt)	(427)	(196)
Letters of credit issued under the credit agreement	—	—
Total program usage	(427)	(196)
Total program available	$323	$554
The average and maximum amounts of commercial paper outstanding during the second quarter of 2017 were $499 million and $553 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $53 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our revolving credit agreement discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs. We filed a Form 8-K on April 21, 2017, reporting an increase of commercial paper indebtedness to $499 million. This increase was due to ordinary working capital needs, share repurchases, small acquisitions, and other general corporate purposes.

We have $150 million of 4.4% Notes due July 1, 2018. We are evaluating financing alternatives for the retirement of these notes, reducing commercial paper borrowings, and funding growth opportunities. These alternatives may include accessing the capital markets. We believe that operating cash flow, cash on hand, our commercial paper program, and our ability to access the capital markets will provide sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth (both internally and externally), and repurchase stock.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants, with which we were comfortably in compliance as of June 30, 2017. The covenants limit, among other things: a) our total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), b) the amount of total secured debt to 15% of our total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 40% of total consolidated assets. For more information about long-term debt, see Note I of the Notes to the Consolidated Financial Statements in our Form 10-K filed February 22, 2017.
Accessibility of Cash
At June 30, 2017 we had cash and cash equivalents of $335 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Nearly all of these funds are held in the international accounts of our foreign operations. We do not rely on this foreign cash as a source of funds to support our ongoing U.S. liquidity needs. If we were to bring all this foreign cash back immediately to the U.S. in the form of dividends, we would incur incremental tax expense of up to $60 million based on our average historic foreign tax rate. However, due to capital requirements in various jurisdictions, approximately $30 million of this cash is currently inaccessible for repatriation. We did not permanently repatriate any cash during the second quarter of 2017, and repatriated $5 million at no added tax cost for the full year 2016.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. We are currently evaluating these items and the impact on our future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $750 million carrying value by $24 million at June 30, 2017 and was $25 million greater than its $750 million carrying value at December 31, 2016. The decrease in the fair value of the Company's debt is primarily due to increased interest rates at June 30, 2017 as compared to December 31, 2016. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of June 30, 2017 and December 31, 2016, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its medium-term notes. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1 billion at June 30, 2017, compared to $845 million at December 31, 2016.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2017 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2017, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
During the first quarter of 2017, we transitioned certain corporate-level shared service systems for general ledger, cash application, purchasing and accounts payable disbursements to a new platform. The new platform further automates and enhances a number of existing processes and activities primarily related to our domestic U.S. operations. The total capital outlay for this activity approximated $20 million, most of which was recorded in 2015 and 2016.
These improvements were system process enhancements and were not made in response to any control deficiency or weakness. Our internal control over financial reporting has been, and we expect will continue to be, effective. Implementation risk has been controlled through an on-going process of monitoring and evaluation to mitigate potential risk. The system deployments included fully evaluating and updating our internal control over financial reporting, as well as significant testing and training.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 15 beginning on page 27 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.
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
Sterling submitted its proposed ventilation study protocol to the EPA on November 15, 2016. On December 28, 2016, the EPA conditionally approved the proposed study. On June 15, 2017, the EPA withdrew the ventilation study directive. On June 22, 2017, the Company was informed that neither the EPA nor DOJ plan to proceed with an enforcement action against Sterling. As such, we believe that the above matters have been resolved and do not expect to pay any monetary sanctions regarding these matters.

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

Although we deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at June 30, 2017, an aggregate litigation contingency accrual of $3 million. Based on current facts and circumstances, aggregate reasonably possible (but not probable and therefore not recorded) losses in excess of accruals for litigation contingencies (which include antitrust, Brazilian VAT and other matters) are estimated to be $25 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss greater than the recorded accruals, and greater than our estimate of reasonably possible losses in excess of the recorded accruals. These losses could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, see Note 15 “Contingencies” on page 27 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2017, goodwill and other intangible assets represented $993 million, or 30% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $749 million, or 23% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

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

A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability.  Current trade action by domestic rod producers against several foreign suppliers, initiated March 28, 2017, could result in the imposition of duties on steel rod imports which could result in reduced market availability of steel rod.

If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Residential Products and Industrial Products segments and Company results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2017	—	$—	—	8,162,345
May 2017	197,433	$53.15	180,815	7,981,530
June 2017	—	$—	—	7,981,530
Total	197,433	$53.15	180,815

(1)
This number includes 16,618 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeitures of stock units, all of which totaled 26,494 shares for the second quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	Summary Sheet of Director Compensation.

10.2
Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3
Severance Benefit Agreement between the Company and Matthew C. Flanigan, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4
Severance Benefit Agreement between the Company and Perry E. Davis, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5
Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.6	Description of Personal Use of Corporate Aircraft by Karl G. Glassman, filed May 11, 2017 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 4, 2017	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: August 4, 2017	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Summary Sheet of Director Compensation.

10.2
Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3
Severance Benefit Agreement between the Company and Matthew C. Flanigan, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4
Severance Benefit Agreement between the Company and Perry E. Davis, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5
Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.6	Description of Personal Use of Corporate Aircraft by Karl G. Glassman, filed May 11, 2017 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016; and (v) Notes to Consolidated Condensed Financial Statements.