Form 10-Q
period 2017-09-30
LEGGETT & PLATT INC
filed 2017-11-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 13, 2017: 131,817,398

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	September 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$342.9	$281.9
Trade receivables, net	554.0	450.8
Other receivables, net	31.8	35.8
Total receivables, net	585.8	486.6
Inventories
Finished goods	266.8	255.7
Work in process	48.3	52.6
Raw materials and supplies	287.0	245.1
LIFO reserve	(44.1)	(33.8)
Total inventories, net	558.0	519.6
Prepaid expenses and other current assets	63.0	36.8
Total current assets	1,549.7	1,324.9
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,175.7	1,133.8
Buildings and other	625.5	559.4
Land	38.9	37.7
Total property, plant and equipment	1,840.1	1,730.9
Less accumulated depreciation	1,195.8	1,165.4
Net property, plant and equipment	644.3	565.5
OTHER ASSETS
Goodwill	821.4	791.3
Other intangibles, less accumulated amortization of $146.0 and $137.0 as of September 30, 2017 and December 31, 2016, respectively	171.8	164.9
Sundry	136.5	137.5
Total other assets	1,129.7	1,093.7
TOTAL ASSETS	$3,323.7	$2,984.1
CURRENT LIABILITIES
Current maturities of long-term debt	$153.3	$3.6
Accounts payable	381.8	351.1
Accrued expenses	264.0	257.7
Other current liabilities	92.4	94.2
Total current liabilities	891.5	706.6
LONG-TERM LIABILITIES
Long-term debt	1,044.4	956.2
Other long-term liabilities	152.0	173.0
Deferred income taxes	63.0	54.3
Total long-term liabilities	1,259.4	1,183.5
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	513.9	506.2
Retained earnings	2,523.9	2,410.5
Accumulated other comprehensive loss	(36.9)	(113.6)
Treasury stock	(1,830.7)	(1,713.5)
Total Leggett & Platt, Inc. equity	1,172.2	1,091.6
Noncontrolling interest	.6	2.4
Total equity	1,172.8	1,094.0
TOTAL LIABILITIES AND EQUITY	$3,323.7	$2,984.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2017	2016	2017	2016
Net sales	$2,959.3	$2,846.2	$1,009.7	$948.9
Cost of goods sold	2,287.4	2,151.2	793.9	721.5
Gross profit	671.9	695.0	215.8	227.4
Selling and administrative expenses	307.1	298.7	95.7	93.9
Amortization of intangibles	16.0	15.1	6.2	5.2
Impairments	4.6	4.0	4.5	.3
Net (gain) loss from sale of assets and businesses	.5	(20.6)	1.1	.1
Other (income) expense, net	(3.7)	(6.0)	(.9)	(2.3)
Earnings from continuing operations before interest and income taxes	347.4	403.8	109.2	130.2
Interest expense	31.2	29.4	10.2	9.9
Interest income	5.2	2.7	1.7	.9
Earnings from continuing operations before income taxes	321.4	377.1	100.7	121.2
Income taxes	64.2	93.0	17.2	27.6
Earnings from continuing operations	257.2	284.1	83.5	93.6
Earnings (loss) from discontinued operations, net of tax	(.9)	20.4	(.9)	—
Net earnings	256.3	304.5	82.6	93.6
Earnings attributable to noncontrolling interest, net of tax	—	(.3)	—	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$256.3	$304.2	$82.6	$93.5
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.89	$2.05	$.62	$.68
Diluted	$1.87	$2.02	$.61	$.67
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$(.01)	$.15	$(.01)	$—
Diluted	$(.01)	$.15	$(.01)	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.88	$2.20	$.61	$.68
Diluted	$1.86	$2.17	$.60	$.67

Cash dividends declared per share	$1.06	$1.00	$.36	$.34

Weighted average shares outstanding
Basic	136.1	138.1	135.7	137.4
Diluted	137.5	140.2	136.9	139.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2017	2016	2017	2016
Net earnings	$256.3	$304.5	$82.6	$93.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	69.9	3.4	25.8	(2.1)
Cash flow hedges	5.4	8.3	.8	2.3
Defined benefit pension plans	1.5	2.2	.4	.6
Other comprehensive income	76.8	13.9	27.0	.8
Comprehensive income	333.1	318.4	109.6	94.4
Less: comprehensive income attributable to noncontrolling interest	(.1)	(.3)	—	(1.1)
Comprehensive income attributable to Leggett & Platt, Inc.	$333.0	$318.1	$109.6	$93.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
OPERATING ACTIVITIES
Net earnings	$256.3	$304.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	71.2	65.1
Amortization of intangibles and debt issuance costs	23.2	21.3
Provision for losses on accounts and notes receivable	.3	2.1
Writedown of inventories	2.9	4.2
Goodwill impairment	1.3	3.7
Long-lived asset impairments	3.3	.3
Net gain (loss) from sales of assets and businesses	.2	(21.5)
Pension contributions, net of expense	(7.9)	(3.2)
Deferred income tax expense	6.0	18.3
Stock-based compensation	28.1	28.6
Other, net	(5.7)	(1.9)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(79.3)	(41.0)
Inventories	(39.5)	(20.3)
Other current assets	(11.5)	.8
Accounts payable	14.4	27.9
Accrued expenses and other current liabilities	(1.8)	(3.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	261.5	385.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(119.0)	(83.1)
Purchases of companies, net of cash acquired	(39.0)	(28.0)
Proceeds from sales of assets and businesses	12.6	54.2
Other, net	(10.1)	(8.7)
NET CASH USED FOR INVESTING ACTIVITIES	(155.5)	(65.6)
FINANCING ACTIVITIES
Payments on long-term debt	(6.4)	(4.8)
Additions to long-term debt	.6	.2
Change in commercial paper and short-term debt	234.2	101.4
Dividends paid	(138.0)	(132.0)
Issuances of common stock	2.0	4.0
Purchases of common stock	(156.8)	(181.4)
Purchase of remaining interest in noncontrolling interest	(2.6)	(35.2)
Other, net	(2.0)	(2.9)
NET CASH USED FOR FINANCING ACTIVITIES	(69.0)	(250.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	24.0	(5.3)
INCREASE IN CASH AND CASH EQUIVALENTS	61.0	64.1
CASH AND CASH EQUIVALENTS—January 1,	281.9	253.2
CASH AND CASH EQUIVALENTS—September 30,	$342.9	$317.3
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
Reclassifications
Certain reclassifications have been made to the prior period's information in the Notes to the Consolidated Condensed Financial Statements to conform to the first quarter 2017 segment reporting changes in our management structure and all related internal reporting, as well as the presentation of LIFO expense or benefit within the segments to which they relate (See Note 4 - Segment Information). These reclassifications did not impact our consolidated earnings or assets of the company, and all prior periods presented have been restated to conform with these changes.

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

To be adopted in future years:

•
ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606):  Supersedes most of the existing authoritative literature for revenue recognition and prescribes a five-step model for recognizing revenue from contracts with customers. This standard was issued in 2015 and was subsequently amended several times in 2016. We expect to adopt the standard effective January 1, 2018. In the areas discussed below, we do not expect the adoption of this standard to materially impact our future statements of operations, total assets, or cash flows.

We will transition to the new standard using the modified retrospective method. Under the modified retrospective method, there is an adjustment to equity as of the beginning of the period of adoption for the cumulative effect of existing contracts. 2017 and earlier years will be presented under legacy GAAP. 2018 will be presented under the

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

new standard for existing and new contracts. The footnotes will disclose existing and new contracts under both the new standard and legacy GAAP.

We have identified certain contracts containing provisions that will require the recognition of revenue over time. Generally these provisions provide us with a contractual right to payment (including a normal profit) for goods in a finished goods status in the event of the termination of the contract. For customers where this provision exists, and where the finished good is highly customized with no alternative use, Topic 606 requires that revenue be recognized over time. To recognize revenue over time, measures of progress toward satisfaction of the performance obligation must be established. However, Topic 606 precludes utilizing the shipment of the promised good as a measure of progress. Thus, we believe revenue will be required to be recognized at the point the goods reach a finished status (as opposed to current accounting standards which recognize revenue when title and risk of loss pass to the customer). These contract provisions generally only provide for cost reimbursement for raw materials and work-in-process, therefore no revenue can be recognized during these stages.

The revenue and corresponding cost of sales impact (relative to revenue accounting standards) will be dependent on the balance of finished goods at the beginning and end of each reporting period. Based on an analysis incorporating the beginning of year 2017 finished good balances compared to our September 30, 2017 finished goods balances, we do not expect the income statement impact to be material. However, provision changes in future contracts, changes in the balances of finished goods inventories that meet the over-time revenue recognition criteria, changes in the costs of those goods, and changes in selling prices of those goods will impact the ultimate amount of revenue recognized under the new standard.

On our balance sheet, our finished goods inventory balances are expected to be reduced compared to the current accounting standard. We would record a contract asset for the transaction price for these finished goods that meet the over-time revenue recognition criteria, and reduce our finished goods inventories (with corresponding increases to sales and cost of sales). The impact on our total assets is not expected to be material.

Also, certain business units have tooling arrangements with customers that support our production of goods for these customers. We do not produce tooling as a material trade revenue source. The terms of these tooling arrangements vary by customer. We continue to evaluate the accounting treatment for our tooling arrangements, however, we do not expect the adoption of Topic 606 relative to our tooling arrangement to materially impact our net earnings.

The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. As companies and the accounting profession continue to work toward implementation, it is possible that interpretation, industry practice, and guidance may evolve. As we continue our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenue and expense recognized. Additionally, we will continue to monitor industry activities and evaluate any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

Implementation of any required changes to our systems and processes, including updating our internal controls is expected to be completed prior to adoption.

As disclosed in the prior quarter, we will elect to apply the practical expedients related to customer payments received in one year or less from the date the promised goods were transfered, sales taxes, and shipping and handling activities.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

•
ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”: This ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect of the ASU on our results of operations, financial condition or cash flows.

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
The following table contains the LIFO expense (benefit) included in continuing operations for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
LIFO expense (benefit)	$12.0	$2.6	$9.5	$(4.6)

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

•
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products.

•
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames.

•
Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of segment results from continuing operations are shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended September 30, 2017
Residential Products	$426.7	$4.5	$431.2	$50.5
Industrial Products	71.2	63.8	135.0	1.1
Furniture Products	284.0	3.7	287.7	24.5
Specialized Products	227.8	1.9	229.7	34.2
Intersegment eliminations and other				(1.1)
	$1,009.7	$73.9	$1,083.6	$109.2
Three Months Ended September 30, 2016
Residential Products	$403.2	$4.1	$407.3	$45.1
Industrial Products	71.4	73.3	144.7	16.9
Furniture Products	254.6	11.2	265.8	26.4
Specialized Products	219.7	1.5	221.2	40.6
Intersegment eliminations and other				1.2
	$948.9	$90.1	$1,039.0	$130.2

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months Ended September 30, 2017
Residential Products	$1,225.8	$13.5	$1,239.3	$143.2
Industrial Products	216.9	192.7	409.6	17.0
Furniture Products	816.0	14.4	830.4	65.1
Specialized Products	700.6	5.5	706.1	121.3
Intersegment eliminations and other				.8
	$2,959.3	$226.1	$3,185.4	$347.4
Nine Months Ended September 30, 2016
Residential Products	$1,201.4	$13.2	$1,214.6	$130.4
Industrial Products	228.4	223.6	452.0	50.0
Furniture Products	741.5	49.5	791.0	82.5
Specialized Products	674.9	5.0	679.9	138.8
Intersegment eliminations and other				2.1
	$2,846.2	$291.3	$3,137.5	$403.8

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

	September 30, 2017	December 31, 2016
Residential Products	$552.4	$527.2
Industrial Products	147.2	147.4
Furniture Products	243.1	219.4
Specialized Products	270.6	248.7
Other (1)	—	.2
Average current liabilities included in segment numbers above	545.8	495.9
Unallocated assets (2)	1,476.9	1,378.3
Difference between average assets and period-end balance sheet	87.7	(33.0)
Total assets	$3,323.7	$2,984.1

(1)	Businesses sold or classified as discontinued operations.

(2)	Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

During the second quarter of 2016 we received proceeds from an antitrust litigation settlement of approximately $38.0 ($25.0 after tax) of which $31.4 ($19.8 after tax) was associated with our former Prime Foam Products unit. Additionally, during the third quarter of 2017 we settled our final antitrust litigation associated with this same unit for a cash payment that was not material to the company and was not materially different from the amount previously accrued for the claim. This unit was sold in March 2007 and was previously part of the Residential Products Segment. We had no other material discontinued operations at September 30, 2017.

Assets Held for Sale

Net assets held for sale by segment were as follows:

	September 30, 2017			December 31, 2016
	Assets	Liabilities	Net Assets	Assets	Liabilities	Net Assets
Residential Products	$2.4	$—	$2.4	$2.4	$—	$2.4
Industrial Products	15.6	2.3	13.3	3.2	—	3.2
Specialized Products	5.4	—	5.4	5.4	—	5.4
	$23.4	$2.3	$21.1	$11.0	$—	$11.0

The major classes of assets and liabilities held for sale included in the Consolidated Condensed Balance Sheets were as follows:

	September 30, 2017	December 31, 2016
Current assets held for sale not associated with discontinued operations (included in "Other current assets") (1)	$10.7	$—
Non-current assets held for sale not associated with discontinued operations (included in "Sundry") (1) (2)	12.7	11.0
Total assets held for sale	23.4	11.0

Current liabilities held for sale not associated with discontinued operations (included in "Other current liabilities") (1)	2.1	—
Non-current liabilities held for sale not associated with discontinued operations (included in "Other long-term liabilities") (1)	.2	—
Total liabilities held for sale	2.3	—

Net assets held for sale	$21.1	$11.0

(1) A small Wire Products business within the Industrial Products segment reached held-for-sale status in the third quarter of 2017, but did not qualify for discontinued operations treatment. We recognized impairment charges of $4.6 for this held-for-sale operation, as discussed in Note 6 on page 14.
(2) This table includes $10.7 and $11.0 of property, plant and equipment held for sale at September 30, 2017, and December 31, 2016, respectively, primarily associated with the closings of various operations and prior year restructurings.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Divestitures

The following businesses were divested during the periods presented, but did not meet discontinued operations criteria.

	Quarter	Nine Months Ended September 30,		Three Months Ended September 30,
	Divested	2017	2016	2017	2016
Trade sales:
Residential Products:
Machinery operation	Fourth quarter 2016	$—	$2.7	$—	$.9
Industrial Products:
Wire Products operation	Fourth quarter 2016	—	14.0	—	5.0
Wire Products operation	Second quarter 2016	—	19.5	—	—
Specialized Products:
Commercial Vehicle Products (CVP) operation	Second quarter 2016	—	15.3	—	—
CVP operation	Third quarter 2017	$25.1	$46.6	$3.7	$13.6
Total trade sales		$25.1	$98.1	$3.7	$19.5

EBIT:
Residential Products:
Machinery operation	Fourth quarter 2016	$—	$(.2)	$—	$(.2)
Industrial Products:
Wire Products operation	Fourth quarter 2016	—	.5	—	.3
Wire Products operation	Second quarter 2016	—	1.2	—	—
Specialized Products:
CVP operation	Second quarter 2016	—	2.8	—	—
CVP operation	Third quarter 2017	$(2.3)	$2.7	$(1.0)	$.3
Total EBIT		$(2.3)	$7.0	$(1.0)	$.4

In the third quarter of 2017, we realized a pre-tax loss of $3.3 related to the sale of our remaining CVP operation. We also completed the sale of real estate associated with this operation in October 2017, and will realize a pre-tax gain in the fourth quarter of $23.4. In 2016, we realized pre-tax gains of $21.2 related to the sales of certain Wire Products operations and $11.2 related to the sale of part of the CVP operation. No other material gains or losses were realized on the sale of other businesses.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. IMPAIRMENT CHARGES

Pre-tax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net."

	Nine Months Ended September 30,						Three Months Ended September 30,
	2017			2016			2017			2016
	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total
Residential Products	$—	$—	$—	$—	$.3	$.3	$—	$—	$—	$—	$.3	$.3
Furniture Products	—	—	—	—	—	—	—	(.1)	(.1)	—	—	—
Industrial Products - Wire Products Unit	1.3	3.3	4.6	—	—	—	1.3	3.3	4.6	—	—	—
Specialized Products-CVP unit	—	—	—	3.7	—	3.7	—	—	—	—	—	—
Total impairment charges	$1.3	$3.3	$4.6	$3.7	$.3	$4.0	$1.3	$3.2	$4.5	$—	$.3	$.3

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

2017
The 2017 annual goodwill impairment review indicated no goodwill impairments.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the third quarter of 2017, a small Wire Products business within the Industrial Products segment reached held-for-sale status. Because fair value less costs-to-sell had fallen below the carrying amount, we fully impaired $1.3 of goodwill in the third quarter of 2017.

2016
Because all reporting units had fair values that exceeded carrying values (fair value over carrying value divided by carrying value) by a range of 115% to 600% during the 2015 testing (performed on a quantitative analysis for all reporting units), we performed a Step Zero Analysis. Based on the Step Zero Analysis we concluded that it is more likely than not that the fair value of the reporting units exceeded their carrying amount, except for our CVP reporting unit. With regard to our CVP reporting unit, in the second quarter of 2016 we sold one of our two remaining businesses. Additionally, real estate associated with the remaining CVP business reached held for sale status during the second quarter of 2016. As a result of these two events, the fair value of the CVP reporting unit (consisting of one remaining business) had fallen below its carrying amount, and we fully impaired the remaining $3.7 of goodwill for this reporting unit. As discussed in Note 5 on page 12, the our remaining CVP operation was sold in the third quarter of 2017 and the real estate was sold in October 2017.

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Earnings:
Earnings from continuing operations	$257.2	$284.1	$83.5	$93.6
Earnings attributable to noncontrolling interest, net of tax	—	(.3)	—	(.1)
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	257.2	283.8	83.5	93.5
Earnings from discontinued operations, net of tax	(.9)	20.4	(.9)	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$256.3	$304.2	$82.6	$93.5

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	136.1	138.1	135.7	137.4
Dilutive effect of stock-based compensation	1.4	2.1	1.2	2.0
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	137.5	140.2	136.9	139.4

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.89	$2.05	$.62	$.68
Discontinued operations	(.01)	.15	(.01)	—
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.88	$2.20	$.61	$.68
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.87	$2.02	$.61	$.67
Discontinued operations	(.01)	.15	(.01)	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.86	$2.17	$.60	$.67

Other information:
Anti-dilutive shares excluded from diluted EPS computation	—	—	.1	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2017		December 31, 2016
	Current	Long-term	Current	Long-term
Trade accounts receivable	$559.1	$—	$456.5	$—
Trade notes receivable	.8	1.5	1.5	.7
Total trade receivables	559.9	1.5	458.0	.7
Other notes receivable	—	24.7	—	24.6
Income tax receivables	9.0	—	9.1	—
Other receivables	22.8	—	26.7	—
Subtotal other receivables	31.8	24.7	35.8	24.6
Total trade and other receivables	591.7	26.2	493.8	25.3
Allowance for doubtful accounts:
Trade accounts receivable	(5.8)	—	(7.1)	—
Trade notes receivable	(.1)	(.1)	(.1)	(.2)
Total trade receivables	(5.9)	(.1)	(7.2)	(.2)
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	(5.9)	(.1)	(7.2)	(.2)
Total net receivables	$585.8	$26.1	$486.6	$25.1
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2016	2017 Charges	2017 Charge- offs, Net of Recoveries	Balance at September 30, 2017
Trade accounts receivable	$7.1	$.4	$1.7	$5.8
Trade notes receivable	.3	(.1)	—	.2
Total trade receivables	7.4	.3	1.7	6.0
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	$7.4	$.3	$1.7	$6.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$—	$—	$1.0	$—
Cash payments in lieu of options	—	—	—	1.0
Stock-based retirement plans contributions	4.2	.9	5.1	1.0
Discounts on various stock awards:
Deferred Stock Compensation Program	1.6	—	1.6	—
Stock-based retirement plans	1.0	—	1.1	—
Discount Stock Plan	.9	—	.8	—
Performance Stock Unit awards (1)	4.0	(.7)	3.7	4.5
Restricted Stock Unit awards	1.9	—	2.0	—
Profitable Growth Incentive awards (2)	1.1	1.1	1.2	.8
Other, primarily non-employee directors restricted stock	.7	—	.8	—
Total stock-related compensation expense	15.4	$1.3	17.3	$7.3
Employee contributions for above stock plans	12.7		11.3
Total stock-based compensation	$28.1		$28.6

Tax benefits on stock-based compensation expense	$5.5		$6.3
Tax benefits on stock-based compensation payments	11.4		17.1
Total tax benefits associated with stock-based compensation	$16.9		$23.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Options:
Amortization of the grant date fair value	$—	$—	$—	$—
Cash payments in lieu of options	—	—	—	—
Stock-based retirement plans contributions	.6	.2	1.6	.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.5	—
Stock-based retirement plans	.3	—	.4	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit awards (1)	1.3	(2.8)	1.2	.1
Restricted Stock Unit awards	.7	—	.6	—
Profitable Growth Incentive awards (2)	.3	.2	(1.3)	(1.2)
Other, primarily non-employee directors restricted stock	.2	—	.1	—
Total stock-related compensation expense	4.1	$(2.4)	3.4	$(.8)
Employee contributions for above stock plans	3.8		3.4
Total stock-based compensation	$7.9		$6.8

Tax benefits on stock-based compensation expense	$1.4		$1.2
Tax benefits on stock-based compensation payments	1.3		8.8
Total tax benefits associated with stock-based compensation	$2.7		$10.0

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented.

	Nine Months Ended September 30,
	2017	2016
Total shares base award	.1	.1
Grant date per share fair value	$50.75	$40.16
Risk-free interest rate	1.5%	1.3%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	19.5%	19.2%
Expected dividend yield (over expected life)	2.8%	3.1%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2013	December 31, 2015	27	165.4%	.4 million	$8.5	January 2016
2014	December 31, 2016	10	175.0%	.4 million	$9.8	January 2017

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 13 on page 25) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. The majority of the goodwill included in the table below is expected to provide an income tax benefit.

	Nine Months Ended September 30,
	2017	2016
Accounts receivable	$10.0	$4.6
Inventory	6.3	5.3
Property, plant and equipment	14.6	2.8
Goodwill	12.8	5.8
Other intangible assets, primarily customer-related intangibles	19.5	14.8
Other current and long-term assets	1.1	—
Current liabilities	(4.6)	(4.0)
Long-term liabilities	(5.6)	—
Non-controlling interest	(.5)	—
Fair value of net identifiable assets	53.6	29.3
Additional consideration payable	(2.8)	(1.8)
Additional consideration receivable	—	.2
Additional consideration for prior year acquisitions	—	.3
Common stock issued for acquired companies	(11.8)	—
Net cash consideration	$39.0	$28.0

The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2017	3	Residential Products;	Distributor and installer of geosynthetic products; Carpet cushion;
		Furniture Products	Surface-critical bent tube components
September 30, 2016	2	Residential Products; Specialized Products	Distributor of geosynthetic products; Fabricated tubing and pipe assemblies
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

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At September 30, 2017 and December 31, 2016, our liability for these future payments was $16.2 ($9.0 current and $7.2 long-term) and $14.5 ($2.4 current and $12.1 long-term), respectively.  Components of the liability are based on estimates and future events, and the amounts may fluctuate significantly until the payment dates.

A brief description of our acquisition activity by year for the periods presented is included below.
2017
In 2017, we acquired three businesses:

•	A distributor and installer of geosynthetic products, expands the geographic scope and capabilities of our Geo Components business.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•	A manufacturer of surface-critical bent tube components in support of the private-label finished seating strategy in our Work Furniture business.

•	A carpet underlay manufacturer, provides additional production capacity in our Carpet Cushion business.
These businesses broaden our geographic scope, capabilities, and product offerings, and added $12.8 ($8.9 to Residential Products and $3.9 to Furniture Products) of goodwill. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $2.6.
2016
We acquired a distributor of geosynthetic products that expands our presence in the converting and distribution of geotextiles and geosynthetic products. We expanded our Aerospace Products business unit with the acquisition of a U.S. fabricated tubing business. This operation expands our tube forming and fabrication capabilities, and adds precision machining to our aerospace platform.
11. EMPLOYEE BENEFIT PLANS
The following table provides interim information as to our domestic and foreign defined benefit pension plans. Employer contributions for 2017 are expected to approximate $14.8. This increase compared to our 2016 employer contributions of $9.8 is due to our current year funding strategy, which incorporates, among other things, Pension Benefit Guaranty Corporation (PBGC) premiums, tax planning, and expectations of future funding requirements.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Components of net pension expense
Service cost	$3.8	$3.4	$1.3	$1.1
Interest cost	8.3	8.7	2.7	2.8
Expected return on plan assets	(10.1)	(9.8)	(3.4)	(3.3)
Recognized net actuarial loss	3.5	3.4	1.2	1.0
Net pension expense	$5.5	$5.7	$1.8	$1.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2017
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2017	$1,094.0	$2,410.5	$508.2	$(1,713.5)	$2.4	$(113.6)
Effect of accounting change on prior years (See Note 2)	1.2	1.2	—	—	—	—
Adjusted beginning balance, January 1, 2017	1,095.2	2,411.7	508.2	(1,713.5)	2.4	(113.6)
Net earnings	256.3	256.3	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	—
Dividends declared	(140.2)	(144.1)	3.9	—	—	—
Treasury stock purchased	(161.0)	—	—	(161.0)	—	—
Treasury stock issued	28.0	—	(15.8)	43.8	—	—
Foreign currency translation adjustments	69.9	—	—	—	.1	69.8
Cash flow hedges, net of tax	5.4	—	—	—	—	5.4
Defined benefit pension plans, net of tax	1.5	—	—	—	—	1.5
Stock-based compensation transactions, net of tax	20.3	—	20.3	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	(2.6)	—	(.7)	—	(1.9)	—
Ending balance, September 30, 2017	$1,172.8	$2,523.9	$515.9	$(1,830.7)	$.6	$(36.9)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2016
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2016	$1,097.7	$2,209.2	$531.5	$(1,564.0)	$12.1	$(91.1)
Net earnings	304.5	304.5	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.3)	—	—	.3	—
Dividends declared	(134.0)	(137.8)	3.8	—	—	—
Dividends paid to noncontrolling interest	(1.6)	—	—	—	(1.6)	—
Treasury stock purchased	(193.8)	—	—	(193.8)	—	—
Treasury stock issued	32.4	—	(24.5)	56.9	—	—
Foreign currency translation adjustments	2.4	—	—	—	—	2.4
Cash flow hedges, net of tax	8.3	—	—	—	—	8.3
Defined benefit pension plans, net of tax	2.2	—	—	—	—	2.2
Stock-based compensation transactions, net of tax	20.8	—	20.8	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	(35.3)	—	(27.9)	—	(8.4)	1.0
Ending balance, September 30, 2016	$1,103.6	$2,375.6	$503.7	$(1,700.9)	$2.4	$(77.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(38.6)	$(17.8)	$(57.2)	$(113.6)
Other comprehensive income (loss)	69.8	1.7	(.9)	70.6
Reclassifications, pretax (1)	—	5.7	3.5	9.2
Income tax effect	—	(2.0)	(1.1)	(3.1)
Attributable to noncontrolling interest	—	—	—	—
Balance, September 30, 2017	$31.2	$(12.4)	$(55.7)	$(36.9)

Balance, January 1, 2016	$(4.8)	$(28.2)	$(58.1)	$(91.1)
Other comprehensive income (loss)	4.1	(.5)	.1	3.7
Reclassifications, pretax (2)	(1.7)	11.9	3.4	13.6
Income tax effect	—	(3.1)	(1.3)	(4.4)
Attributable to noncontrolling interest	1.0	—	—	1.0
Balance, September 30, 2016	$(1.4)	$(19.9)	$(55.9)	$(77.2)

(1) 2017 pretax reclassifications are comprised of:
Net sales	$—	$2.0	$—	$2.0
Cost of goods sold; selling and administrative expenses	—	.5	3.5	4.0
Interest expense	—	3.2	—	3.2
Other income (expense), net	—	—	—	—
Total reclassifications, pretax	$—	$5.7	$3.5	$9.2

(2) 2016 pretax reclassifications are comprised of:
Net sales	$—	$8.4	$—	$8.4
Cost of goods sold; selling and administrative expenses	—	.4	3.4	3.8
Interest expense	—	3.1	—	3.1
Other income (expense), net	(1.7)	—	—	(1.7)
Total reclassifications, pretax	$(1.7)	$11.9	$3.4	$13.6

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

•	Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$212.3	$—	$212.3
Derivative assets (Note 14)	—	2.4	—	2.4
Diversified investments associated with the Executive Stock Unit Program (ESUP)*	32.7	—	—	32.7
Total assets	$32.7	$214.7	$—	$247.4
Liabilities:
Derivative liabilities* (Note 14)	$—	$1.5	$—	$1.5
Liabilities associated with the ESUP*	32.4	—	—	32.4
Total liabilities	$32.4	$1.5	$—	$33.9

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$145.8	$—	$145.8
Derivative assets (Note 14)	—	.8	—	.8
Diversified investments associated with the ESUP*	26.8	—	—	26.8
Total assets	$26.8	$146.6	$—	$173.4
Liabilities:
Derivative liabilities* (Note 14)	$—	$4.1	$—	$4.1
Liabilities associated with the ESUP*	25.6	—	—	25.6
Total liabilities	$25.6	$4.1	$—	$29.7
* Includes both current and long-term amounts combined.
There were no transfers between Level 1 and Level 2 for any of the periods presented.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair value for fixed rate debt (Level 2) was greater than its $750 carrying value by approximately $20 at September 30, 2017 and December 31, 2016. We value this debt using discounted cash flow and secondary market rates provided by Bloomberg.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2017
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales of Canadian, Chinese, European and Swiss subsidiaries	Dec 2018	$128.1	$2.0	$.1	$.1	$.1
Future DKK sales of Polish subsidiary	Dec 2017	3.7	.1	—	—	—
Future USD purchases of Canadian, European and South Korean subsidiaries	Dec 2018	14.2	—	—	.1	.1
Future EUR sales of UK, Chinese and Swiss subsidiaries	Dec 2018	25.9	—	—	.3	—
Future MXN purchases of a USD subsidiary	Dec 2018	7.0	—	—	.1	—
Future JPY sales of Chinese subsidiary	Dec 2018	9.7	—	—	.1	—
Total cash flow hedges			2.1	.1	.7	.2
Fair value hedges:
DKK liability on a GBP subsidiary	Dec 2017	13.0	.1	—	—	—
DKK inter-company note receivables on a USD subsidiary	May 2018	2.4	—	—	.1	—
ZAR inter-company note receivable on a USD subsidiary	Dec 2017	2.3	—	—	.3	—
USD inter-company note receivable on a Swiss subsidiary	Aug 2018	12.7	—	—	.1	—
Total fair value hedges			.1	—	.5	—
Derivatives not designated as hedging instruments
Non-deliverable hedge on EUR exposure to CNY	Sep 2018	7.1	—	—	.1	—
Non-deliverable hedge on JPY exposure to CNY	Jun 2018	2.7	.1	—	—	—
Total derivatives not designated as hedging instruments			.1	—	.1	—
			$2.3	$.1	$1.3	$.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2016
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales of Canadian, Chinese and Swiss subsidiaries	Dec 2017	$80.4	$—	$2.4
Future USD purchases of European subsidiaries	Dec 2017	3.8	.1	—
Future MXN purchases of a USD subsidiary	Dec 2017	5.8	—	.9
Future JPY sales of a Chinese subsidiary	Dec 2017	3.5	.3	—
Future DKK sales of a Polish subsidiary	Mar 2017	10.1	.1	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	Dec 2017	6.4	—	.2
Total cash flow hedges			.5	3.5
Fair value hedges:
USD inter-company note receivable on a CAD subsidiary	Jan 2017	24.0	.2	.1
PLN inter-company note receivable on GBP subsidiary	Jun 2017	2.3	.1	—
ZAR inter-company note receivable on a USD subsidiary	Dec 2017	2.3	—	.1
Total fair value hedges			.3	.2
Derivatives not designated as hedging instruments
Non-deliverable hedge on USD exposure to CNY	Dec 2017	19.0	—	.3
Hedge of EUR Cash on USD subsidiary	Jan 2017	5.9	—	.1
Total derivatives not designated as hedging instruments			—	.4
			$.8	$4.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the pre-tax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Statement of Operations	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2017	2016	2017	2016
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$3.2	$3.1	$1.1	$1.0
Currency cash flow hedges	Net sales	(.1)	7.9	(1.5)	2.7
Currency cash flow hedges	Cost of goods sold	.2	.8	.1	.4
Currency cash flow hedges	Other (income) expense, net	.3	—	.3	—
Total cash flow hedges		3.6	11.8	—	4.1
Fair value hedges	Other (income) expense, net	(.5)	(2.0)	(.1)	(.2)

Derivatives not designated as hedging instruments	Other (income) expense, net	(1.1)	(.3)	(.4)	(.1)
Total derivative instruments		$2.0	$9.5	$(.5)	$3.8

15. CONTINGENCIES
We are a party to various proceedings and matters involving employment, antitrust, intellectual property, environmental, taxation and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes.
For specific information regarding accruals, cash payments to settle litigation contingencies, and reasonably possible losses in excess of accruals please see “Accruals and Reasonably Possible Losses in Excess of Accruals” below.
Foam Antitrust Lawsuits
Beginning in August 2010, a series of civil lawsuits were initiated in several U.S. federal courts and in Canada against several defendants alleging that Leggett & Platt and certain other manufacturers of polyurethane foam products had engaged in price fixing in violation of U.S. and Canadian antitrust laws. We were party to several antitrust proceedings regarding polyurethane foam products. The majority of these proceedings were fully resolved in 2015. The ultimate amount of settlement payments in these cases was not materially different than the amounts originally accrued. The one remaining antitrust proceeding has been fully resolved as disclosed below.
Kansas Restraint of Trade Act Case. We were named as a defendant in an individual case alleging direct and indirect purchaser claims under the Kansas Restraint of Trade Act, filed on November 29, 2012 in the United States District Court of Kansas under the name LaCrosse Furniture Company v. Future Foam, Inc., et al., Case No. 12-cv-2748 KHV/JPO. This case was previously transferred to the U.S. District Court for the Northern District of Ohio under the name In re: Polyurethane Foam Antitrust Litigation, Case No. 1:10-MD-2196. The plaintiffs in those consolidated proceedings generally brought claims seeking damages allegedly suffered as a result of alleged overcharges in the price of polyurethane foam products (from at least 1999 to the present). The claims and allegations of this plaintiff were generally the same as those in the previously resolved proceedings, with the exception that the plaintiff sought full consideration damages (its total purchase amounts for the allegedly price-fixed polyurethane foam products). On May 15, 2015, the U.S. Judicial Panel on Multi-district Litigation remanded the case back to the U.S. District Court for the District of Kansas. We denied all allegations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The plaintiff in the LaCrosse case alleged full consideration damages and prejudgment interest through 2013 in the collective amount of $22.2, of which LaCrosse argued the full consideration portion should be trebled. LaCrosse also sought an additional three years of prejudgment interest at a statutory rate of 10% and attorneys' fees. On January 13, 2017, LaCrosse filed a motion for partial judgment on the pleadings seeking the allowance of full consideration damages. We filed a motion for partial summary judgment on January 24, 2017, on several key issues of the case, including arguments that LaCrosse is not entitled to full consideration damages or prejudgment interest and that full consideration damages are not trebled. While trial was previously scheduled to begin on August 7, 2017, the Court had rescheduled trial to begin on November 9, 2017. On September 1, 2017, we reached a cash settlement to fully resolve this claim and paid the amount in the third quarter. The cash payment was not material to the Company and was not materially different than the amount previously accrued for the claim.
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
On December 17, 2012, the Brazilian Revenue Office issued an additional notice of violation in the amount of $4.1, under MPF Case No. 10855.725260/2012-36 covering the period from January 2008 through December 2010 on the same subject matter. L&P Brazil denied the violation. L&P Brazil appealed this decision but the appeal was denied by the second administrative level on January 27, 2015. The Brazilian Revenue Office upheld the assessment at all administrative levels. On December 4, 2015, we filed an Annulment Action, Case No. 009658-07.2015.4.03.6110, at the judicial level seeking to obtain an injunction to allow the transfer of the cash deposit in the amount of $4.8 for the administrative case to a judicial escrow account to cover the updated liability amount of $5.1. The preliminary injunction was granted on December 10, 2015, and we are awaiting the first level decision.
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
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil originally seeking $1.8 for the tax years 2006 and 2007, under Case No. 3.111.006 (DRT n°.04-256.169/2009). The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.8. On July 31, 2014, L&P Brazil filed an annulment action, Case No. 101712346.2014.8260602 in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.7 (which included interest from the original assessment date). On September 8, 2016, the Court's expert issued an opinion that supports L&P Brazil's defense, that it used the correct tariff code classification. The Court issued a ruling in our favor on October 27, 2017, nullifying the $3.7 in assessments against L&P Brazil. This ruling is subject to appeal.
On October 4, 2012, the State of São Paulo issued a Tax Assessment under Procedure Number 4.003.484 against L&P Brazil in the amount of $2.0 for the tax years 2009 through 2011. Similar to the 2009 assessment (referenced above), the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.5, under Sorocaba Judicial District Court, Case No. 3005528-50.2013.8.26.0602. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, under Procedure Number 4.038.746-0 against L&P Brazil in the amount of $.9 for the tax years January 2011 through August 2012 regarding the same subject matter (i.e., the correct tax rate for the collection and payment of value-added tax on mattress innerspring units). L&P filed its response denying the allegations. After the first and second administrative levels denied L&P Brazil's defenses, L&P Brazil filed an appeal to the third administrative level on August 6, 2015. On June 9, 2016, L&P Brazil filed an annulment action, Case No. 1019825-91.2016.8.26.0602, in the Sorocaba State Court, to allow transfer of the previously deposited cash amount of $1.1 to a judicial account, and to annul the entire $1.2 assessment (updated with interest through the close of the administrative procedures). On February 7, 2017 the Court ruled against L&P Brazil on the assessment, but lowered the interest amount. On February 21, 2017, we filed a motion for clarification. The Court upheld its ruling on April 24, 2017, and we filed an appeal to the Court of Appeals on May 15, 2017. The Court of Appeals upheld the unfavorable Sorocaba State Court ruling on September 13, 2017. We filed a Special and Extraordinary appeal to the High Court on October 10, 2017, and this final appeal remains pending.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Litigation contingency accrual - Beginning of period	$3.2	$8.1	$3.4	$4.1
Adjustment to accruals - expense (income) - Continuing operations	.2	5.0	—	—
Adjustment to accruals - expense (income) - Discontinued operations	1.6	—	1.6	—
Cash payments	(5.0)	(9.0)	(5.0)	—
Litigation contingency accrual - End of period	$—	$4.1	$—	$4.1
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

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of September 30, 2017, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of the accruals noted above are estimated to be approximately $22, including approximately $21 for Brazilian VAT matters disclosed above and $1 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.

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
Our Segments
Our operations are comprised of 15 business units in four segments, with approximately 22,000 employees, and 120 production facilities located in 19 countries around the world. The composition of our four segments changed effective January 1, 2017. The table below outlines the new segment structure.

Residential Products	Industrial Products	Furniture Products	Specialized Products

Bedding Group	Wire Group	Home Furniture Group	Automotive Group
Fabric & Carpet Cushion Group		Work Furniture Group	Aerospace Products Group
Machinery Group		Consumer Products Group	CVP Group *

* Divested during the quarter ended September 30, 2017 as discussed in Note 5 starting on page 12.

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
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute carpet cushion, fabric, and geo components. This segment generated 39% of our total sales during the first nine months of 2017.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products. This segment generated 13% of our total sales during the first nine months of 2017.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 26% of our total sales in the first nine months of 2017.
Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry. This segment contributed 22% of our total sales in the first nine months of 2017.
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
We monitor our TSR performance (relative to the S&P 500) on a rolling three-year basis. At September 30, for the three-year measurement period that will end on December 31, 2017, we have so far generated TSR of 7% per year on average. That performance places us at about the midpoint of the S&P 500.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs began to inflate late in 2016, and have continued to increase throughout 2017. We are implementing price increases to recover higher steel costs, but we have not fully worked through our typical 90-day pricing lag.
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

Contingencies
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us. We had, at September 30, 2017, no accrual for aggregate litigation contingencies. There was no material change from the prior year corresponding quarter. Based on current facts, aggregate reasonably possible (but not probable and therefore not recorded) losses in excess of accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $22 million. If our assumptions or analysis regarding these contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $22 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 15 “Contingencies” on page 29 of the Notes to Consolidated Condensed Financial Statements.
Gain Associated with the Sale of Real Estate in Fourth Quarter 2017
In the second quarter of 2016 we sold one of our CVP operations and relocated the one remaining operation. At that time, the real estate formerly used by the relocated business reached held for sale status. We completed the sale of this real estate in October 2017, and will realize a pre-tax gain in the fourth quarter of $23 million. The remaining CVP operation was sold in the third quarter of 2017.
Pension Plan Settlement
To reduce the size of our pension benefit obligation, reduce volatility of contribution requirements in future years, and also reduce pension-related operational expenses over the long-term, we are evaluating the possibility of an annuity purchase for pensioners currently receiving a small monthly benefit. If we move forward we anticipate that the purchase would occur in the fourth quarter of 2017. In our judgment, taking into account, among other things, actuarial guidance, we would expect to incur special non-cash pre-tax charges of approximately $15-$20 million during the fourth quarter. This amount could vary based upon the discount rate during the fourth quarter, the population of participants selected and other items. Since the annuity purchase would be made from pension plan assets, we believe this event would be neutral to the company's cash and the plan's funded status position. Although we expect to benefit from reduced operational expenses over the long-term, the annuity purchase is not expected to significantly impact future pension expenses.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
Third Quarter:
Sales were $1,010 million in the current quarter, a 6% increase versus the same quarter last year. Same location sales increased 6% from growth in Automotive, Adjustable Bed, and several other businesses, along with raw material-related price inflation and currency impact. Acquisitions added 2% to sales growth but were offset by divestitures, which reduced sales by 2% in the quarter.
Earnings per share (EPS) from continuing operations were $.61, versus $.67 in the third quarter of 2016. The benefit from sales growth was more than offset by higher raw material costs and several smaller factors.
Earnings Before Interest and Taxes (EBIT) decreased 16%, to $109 million, primarily from higher steel costs (including LIFO expense) and the pricing lag we typically experience in passing along commodity inflation. EBIT also decreased from a $5 million impairment charge on a small wire forming operation and a $3 million loss on the sale of our final CVP operation.
LIFO/FIFO and the Effect of Changing Prices
Approximately 50% of our inventories are valued on the last-in, first-out (LIFO) method.
For the full year 2017, we estimate $16 million of LIFO expense. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.
The following table contains the LIFO expense (benefit) included for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
LIFO expense (benefit)	$12.0	$2.6	$9.5	$(4.6)
Interest Expense and Income Taxes
Third quarter 2017 interest expense was not materially different from the third quarter of 2016.
Our tax rate is determined by a combination of items, some recurring and some discrete. Recurring items include such things as net income earned in various tax jurisdictions, and differences in tax rates in those jurisdictions. These items tend to be relatively stable from year to year. Conversely, discrete items include things such as prior year tax adjustments that may not be as consistent from year to year.
While the U.S. statutory federal income tax rate was 35% in both years, our worldwide effective tax rate on continuing operations was 17% for the third quarter of 2017, compared to 23% for the same quarter last year.  In both years our tax rate benefited from earnings in non-U.S. jurisdictions, which reduced our effective tax rate by 6% in 2017 and 5% in 2016. Likewise, both years benefited (by 5% in 2017 and 8% in 2016) from equity compensation, U.S. tax incentives for domestic manufacturing, and other discrete tax adjustments in the quarter. The rate was reduced an additional 6% in 2017 by tax attributes related to the CVP disposition.  Finally, several less significant items (including state taxes and prior year tax adjustments) provided a net decrease of 1% in 2017, and a net increase of 1% in 2016.
We anticipate a fourth quarter effective tax rate on continuing operations of approximately 25%, including the tax effect of stock compensation payments and certain other discrete items expected in the quarter.  The tax impact of stock compensation fluctuates based on stock price and other factors, but is not expected to have a significant impact on the fourth quarter tax rate. Our anticipated tax rate is also contingent upon factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits and other discrete items, and the effect of tax law changes and prudent tax planning strategies.

Discussion of Segment Results
Third Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 9. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 33. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Change in Sales		% Change in Same Location Sales(1)
			$	%
Residential Products	$431.2	$407.3	$23.9	5.9%	2.5%
Industrial Products	135.0	144.7	(9.7)	(6.7)	(3.4)
Furniture Products	287.7	265.8	21.9	8.2	6.8
Specialized Products	229.7	221.2	8.5	3.8	8.6
Total	1,083.6	1,039.0	44.6	4.3
Intersegment sales	(73.9)	(90.1)	16.2
Trade sales	$1,009.7	$948.9	$60.8	6.4%	6.2%

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Residential Products	$50.5	$45.1	$5.4	12.0%	11.7%	11.1%
Industrial Products	1.1	16.9	(15.8)	(93.5)	0.8	11.7
Furniture Products	24.5	26.4	(1.9)	(7.2)	8.5	9.9
Specialized Products	34.2	40.6	(6.4)	(15.8)	14.9	18.4
Intersegment eliminations & other	(1.1)	1.2	(2.3)
Total	$109.2	$130.2	$(21.0)	(16.1)%	10.8%	13.7%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $24 million, or 6%, with same location sales up 2%. Sales volume was flat in the quarter with growth in most businesses offset by lower pass-through sales of adjustable beds, which reduced sales by 2%. Raw material inflation and currency impact contributed 2% to sales growth and acquisitions added 4% to the segment's sales.
EBIT increased $5 million primarily from higher sales.
Industrial Products
Total sales decreased $10 million, or 7%, reflecting divestitures completed in 2016 and a 3% reduction in same location sales. Volume declines were partially offset by steel-related price increases.
The segment’s EBIT decreased $16 million due to higher steel costs (including LIFO expense), the timing lag associated with passing along inflation, a $5 million impairment of a small wire products operation, and lower volume.
Furniture Products
Total sales increased $22 million, or 8%, with same location sales up 7% primarily from growth in Adjustable Bed. A small acquisition in Work Furniture also added 1% to the segment's sales.

Segment EBIT decreased $2 million, with the benefit from sales growth in Adjustable Bed and Work Furniture more than offset by higher steel costs (including LIFO expense) in Home Furniture.

Specialized Products
Total sales increased $9 million, or 4%, with same location sales up 9%. Sales grew primarily from higher volume in Automotive and a favorable currency impact. The CVP divestiture reduced sales by 5%.
EBIT decreased $6 million with the benefit from higher sales more than offset by growth-related costs, currency adjustments, and a $3 million loss on the sale of our last remaining CVP operation.
Discontinued Operations
In the third quarter of 2017, discontinued operations reflected a small litigation expense related to our former Prime Foam business. There was no material discontinued operations activity during the third quarter of 2016. For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 12.
Nine Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 9. All segment data has been retrospectively adjusted to reflect the change in segment structure discussed on page 33. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Change in Sales		% Change in Same Location Sales(1)
			$	%
Residential Products	$1,239.3	$1,214.6	$24.7	2.0%	(0.7)%
Industrial Products	409.6	452.0	(42.4)	(9.4)	(2.3)
Furniture Products	830.4	791.0	39.4	5.0	4.0
Specialized Products	706.1	679.9	26.2	3.9	7.4
Total	3,185.4	3,137.5	47.9	1.5
Intersegment sales	(226.1)	(291.3)	65.2
Trade sales	$2,959.3	$2,846.2	$113.1	4.0%	4.6%

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Change in EBIT		EBIT Margins(2)
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Residential Products	$143.2	$130.4	$12.8	9.8%	11.6%	10.7%
Industrial Products	17.0	50.0	(33.0)	(66.0)	4.2	11.1
Furniture Products	65.1	82.5	(17.4)	(21.1)	7.8	10.4
Specialized Products	121.3	138.8	(17.5)	(12.6)	17.2	20.4
Intersegment eliminations & other	.8	2.1	(1.3)
Total	$347.4	$403.8	$(56.4)	(14.0)%	11.7%	14.2%

(1)	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

(2)	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.
Residential Products
Total sales increased $25 million, or 2%, with same location sales down 1%. Sales volume decreased 2% primarily from lower pass-through sales of adjustable beds, which reduced sales by 3%. Raw material inflation contributed 1% to sales growth and acquisitions (net of a small divestiture) added 3% to the segment's sales.
EBIT increased $13 million over the prior year. 2016 EBIT included a $7 million litigation gain that did not repeat in 2017. Current year EBIT improved primarily from the ability to pass through higher raw material costs and increased sales.

Industrial Products
Total sales decreased $42 million, or 9%, largely due to divestitures completed in 2016. Same location sales decreased 2%, with lower volume partially offset by steel-related price increases.
Segment EBIT decreased $33 million primarily from higher steel costs (including LIFO expense), the timing lag associated with passing along inflation, a $5 million impairment of a small wire products operation, and lower volume.
Furniture Products
Total sales increased $39 million, or 5%, with same location sales up 4% from growth in Adjustable Bed and Work Furniture. A small acquisition also added 1% to the segment's sales.
EBIT decreased $17 million, with the benefit from sales growth more than offset by higher raw material costs (including LIFO expense) and an unfavorable sales mix.
Specialized Products
Total sales increased $26 million, or 4%. Same location sales increased 7%, with volume gains in Automotive and Aerospace partially offset by lower sales in CVP and currency impact. Divestitures, net of acquisitions, reduced sales by 3%.
The segment’s EBIT decreased $18 million. 2016 EBIT included an $11 million divestiture gain and an offsetting $4 million goodwill impairment charge that did not repeat in 2017. Current year EBIT benefited from higher sales, but this was more than offset by growth-related costs in Automotive, currency adjustments, and a $3 million loss on the sale of our last remaining CVP operation.
Discontinued Operations
In the nine months ended September 30, 2017, discontinued operations reflected a small litigation expense related to our former Prime Foam Business. In the nine months ended September 30, 2016, discontinued operations activity primarily resulted from the benefit of a litigation settlement attributable to our former Prime Foam business. The settlement amount was $20 million (after-tax). For further information about discontinued operations, see Note 5 to the Consolidated Condensed Financial Statements on page 12.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two broad factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2017 was $262 million, down from $386 million for the same period last year, primarily due to increased working capital. For 2017, we expect cash from operations to approximate $425 million.

We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 11.6% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, total inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 45, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	September 30, 2017	December 31, 2016
Current assets	$1,550	$1,325
Current liabilities	892	707
Working capital	658	618
Cash and cash equivalents	343	282
Current debt maturities	153	4
Adjusted working capital	$468	$340
Annualized sales (1)	$4,040	$3,616
Working capital as a percent of annualized sales	16.3%	17.1%
Adjusted working capital as a percent of annualized sales	11.6%	9.4%

(1) Annualized sales equal 3rd quarter 2017 sales of $1,010 million and 4th quarter 2016 sales of $904 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)			Days
				Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Trade Receivables	$554.0	$450.8	DSO[1]	50	44

Inventories	$558.0	$519.6	DIO[2]	65	66

Accounts Payable	381.8	$351.1	DPO[3]	44	42

Calculation of days are as follows:

1.	Days sales outstanding: ((beginning of year trade receivables + end of period trade receivables)÷2) ÷ (net trade sales ÷ number of days in the period).

2.	Days inventory on hand: ((beginning of year inventory + end of period inventory)÷2) ÷ (cost of goods sold ÷ number of days in the period).

3.	Days payables outstanding: ((beginning of year accounts payable + end of period accounts payable)÷2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - Our net trade receivables and our days sales outstanding at September 30, 2017 increased primarily due to increased sales and acquisitions. We believe the increase compared to the prior year does not indicate a greater risk of loss, and we have established adequate reserves on our riskier customer accounts. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms. In cases where a customer’s payment performance or financial condition begins to deteriorate, we tighten our credit limits and terms and make appropriate reserves based upon the specific circumstances. Our provision for losses on accounts receivable has averaged $3 million annually for the last three years. Our allowance for bad debt as a percentage of our net receivables has averaged 2%

for the last three years. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.

Inventories - The one day decrease in inventories at September 30, 2017 compared to year-end is primarily due to higher COGS, which is a result of inflation in our steel and rod costs. Days inventory on hand on at September 30, 2017 is within a reasonable historical range. We believe we have established adequate reserves for any slower moving or obsolete inventories. We continuously monitor our slow moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 120 days. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We have averaged inventory obsolescence charges of $10 million annually for the last three years. Our reserve balances (not including our LIFO reserves) as a percentage of our period-end inventory were 6% at September 30, 2017, which is consistent with our historical average.

Accounts Payable - The increase in accounts payable at September 30, 2017 compared to year-end is primarily due to increased inventory to support sales growth, increased steel prices, and acquisitions. Steel is our principal raw material. Our payment terms did not change meaningfully since year-end. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options.

Uses of Cash
Finance Capital Requirements
Cash is readily available to fund growth.

In certain of our businesses and product lines we have minimal excess capacity, and we are investing to support continued growth. In Automotive, we are expanding capacity to support new programs that will begin production over the next few years. In Bedding, we are investing in equipment to support ongoing growth in ComfortCore® innersprings and new product introductions. We also continue to invest to support growth in Adjustable Bed.

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

Our long-term, 6-9% annual growth objective envisions periodic acquisitions. We are seeking strategic acquisitions primarily within our Grow business units, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage). If we find these opportunities, we may use existing cash or borrow to finance the acquisitions. We have completed three acquisitions so far in 2017. The first is a distributor and installer of geosynthetic products purchased for $23 million, which further expands the geographic scope and capabilities of our Geo Components business. The second is a manufacturer of surface-critical bent tube components purchased for $17 million, which supports the private-label finished seating strategy in our Work Furniture business. The remaining business is a producer of carpet cushion purchased for 257,454 shares of Leggett stock. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $3 million. In 2016, we acquired a manufacturer of aerospace tube assemblies for a purchase price of $16 million. This business expanded our tube forming and fabrication capabilities, and also added precision machining to our aerospace platform. We also acquired a distributor of geosynthetic products for $11 million. Additional details about acquisitions are discussed in Note 10 on page 20 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2017 should approximate $185 million.

In August, we declared a quarterly dividend of $.36 per share, which represented a $.02, or 5.9%, increase versus third quarter of 2016. This year marks our 46th consecutive annual dividend increase. Our targeted dividend payout ratio is approximately 50-60% of continuing operations adjusted EPS (which would exclude special items such as divestiture gains, impairment charges, litigation accruals and settlement proceeds). We expect future dividend growth to approximate earnings growth.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first nine months of 2017, we repurchased 3.3 million shares of our stock (at an average price of $48.67 per share) and issued 1.6 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding decreased to 131.8 million.
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

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2017	December 31, 2016
Long-term debt outstanding:
Scheduled maturities	$607	$760
Average interest rates (1)	3.7%	3.7%
Average maturities in years (1)	5.1	5.8
Revolving credit/commercial paper (2)	437	196
Average interest rate on balances as of the dates presented	1.5%	1.0%
Total long-term debt	1,044	956
Deferred income taxes and other liabilities	215	227
Shareholders’ equity and noncontrolling interest	1,173	1,094
Total capitalization	$2,432	$2,277
Unused committed credit:
Long-term	$313	$554
Short-term	—	—
Total unused committed credit (2)	$313	$554
Current maturities of long-term debt	$153	$4
Cash and cash equivalents	$343	$282
Ratio of earnings to fixed charges (3)	8.1x	9.6 x

(1)	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
(2)
The unused credit amount is based on our revolving credit facility and commercial paper program which, at the end of the third quarter of 2017, had $750 million of borrowing capacity. The Company is currently planning to increase the borrowing capacity under the facility to $800 million and extend the maturity to the fourth quarter of 2022.

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
We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures as supplemental information to track leverage trends across time periods with variable levels of cash. Our long-term target is to have net debt as a percentage of net capital in the 30%-40% range. As discussed on page 45, a substantial amount of cash is held at our international operations. Therefore, we may not be able to use all of our cash to reduce our debt on a dollar-for-dollar basis, as reflected in the net debt to net capital ratio.

(Amounts in millions)	September 30, 2017	December 31, 2016
Debt to total capitalization:
Long-term debt	$1,044	$956
Current debt maturities	153	4
Cash and cash equivalents	(343)	(282)
Net debt	$854	$678

Total capitalization	$2,432	$2,277
Current debt maturities	153	4
Cash and cash equivalents	(343)	(282)
Net capitalization	$2,242	$1,999

Long-term debt to total capitalization	42.9%	42.0%

Net debt to net capitalization	38.1%	33.9%

Total debt (which includes long-term debt and current debt maturities) grew $237 million versus year-end 2016 levels due to an increase in commercial paper borrowing.
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

(Amounts in millions)	September 30, 2017	December 31, 2016
Total program authorized	$750	$750
Commercial paper outstanding (classified as long-term debt)	(437)	(196)
Letters of credit issued under the credit agreement	—	—
Total program usage	(437)	(196)
Total program available	$313	$554
The average and maximum amounts of commercial paper outstanding during the third quarter of 2017 were $561 million and $596 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $53 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. At October 31, 2017 we had $483 million commercial paper outstanding. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our revolving credit agreement discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs. The Company is currently planning to increase the borrowing capacity under the facility to $800 million and extend its maturity to the fourth quarter of 2022.
Evaluating Financing Alternatives

We have $150 million of 4.4% Notes due July 1, 2018. We are evaluating financing alternatives for the retirement of these notes and the reduction of commercial paper borrowings. These alternatives may include accessing the capital markets. We believe that operating cash flow, cash on hand, our commercial paper program, and our ability to access the capital markets will provide sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth (both internally and externally), and repurchase stock.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants, with which we were comfortably in compliance as of September 30, 2017. The covenants currently limit: a) our total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), b) the amount of total secured debt to 15% of our total consolidated assets, and c) the amount of assets sold, transferred or disposed of in any trailing four quarter period to 40% of total consolidated assets. For more information about long-term debt, see Note I of the Notes to the Consolidated Financial Statements in our Form 10-K filed February 22, 2017.
Accessibility of Cash
At September 30, 2017 we had cash and cash equivalents of $343 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Nearly all of these funds are held in the international accounts of our foreign operations. We do not rely on this foreign cash as a source of funds to support our ongoing U.S. liquidity needs. If we were to bring all this foreign cash back immediately to the U.S. in the form of dividends, we would incur incremental tax expense of up to $70 million based on our average historic foreign tax rate. However, due to capital requirements in various jurisdictions, approximately $30 million of this cash is currently inaccessible for repatriation. We did not permanently repatriate any cash during the third quarter of 2017, and repatriated $5 million at no added tax cost for the full year 2016. On October 30, 2017 we permanently repatriated $116 million at no incremental tax cost for the full year 2017.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. We are currently evaluating these items and the impact on our future financial statements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was greater than its $750 carrying value by approximately $20 at September 30, 2017 and December 31, 2016. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of September 30, 2017 and December 31, 2016, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its medium-term notes. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1.038 billion at September 30, 2017, compared to $845 million at December 31, 2016.
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
ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2017 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2017, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
These improvements were system process enhancements and were not made in response to any control deficiency or weakness. Our internal control over financial reporting has been, and we expect will continue to be, effective. Implementation risk was controlled through an on-going process of monitoring and evaluation to mitigate potential risk. The system deployments included fully evaluating and updating our internal control over financial reporting, as well as significant testing and training.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 15 beginning on page 29 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

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

We deny liability in all threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us. We had, at September 30, 2017, no accrual for aggregate litigation contingencies. Based on current facts and circumstances, aggregate reasonably possible (but not probable and therefore not recorded) losses in excess of accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $22 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss greater than the recorded accruals, and greater than our estimate of reasonably possible losses in excess of the recorded accruals. These losses could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingency accruals and reasonably possible losses in excess of accruals, see Note 15 “Contingencies” on page 29 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2017, goodwill and other intangible assets represented $993 million, or 30% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $781 million, or 23% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2017	170,830	$48.89	149,588	7,831,942
August 2017	436,326	$47.34	436,326	7,395,616
September 2017	262,593	$45.94	262,593	7,133,023
Total	869,749	$47.23	848,507

(1)
This number includes 21,242 shares which were not repurchased as part of a publicly announced plan or program, all of which were outstanding shares surrendered to exercise stock options. It does not include shares withheld for taxes in option exercises and stock unit conversions, or forfeitures of stock units, all of which totaled 33,912 shares for the third quarter.

(2)
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

Sale of Unregistered Shares of Common Stock
On September 15, 2017 the Company issued 257,454 shares of its Common Stock, par value $.01, pursuant to a merger agreement between the Company, Walk-On Products, Inc. (“Walk-On Products”), and the shareholders of Walk-On Products.  The Company issued the shares, aggregately valued at $11,714,155, to the Walk-On Products shareholders in exchange for all of the issued and outstanding capital stock of Walk-On Products. There were no underwriters or underwriter’s discounts or commissions involved in the transaction.   This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder in that the transaction did not involve any public offering.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.2.1 *	Bylaws of the Company as amended through November 7, 2017.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2017.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2017.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2017.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2017.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 7, 2017	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: November 7, 2017	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer