Form 10-Q
period 2018-03-31
LEGGETT & PLATT INC
filed 2018-05-08
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of May 1, 2018: 131,269,508

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Amounts in millions)	March 31, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$494.6	$526.1
Trade receivables, net	578.0	522.3
Other receivables, net	80.2	72.8
Total receivables, net	658.2	595.1
Inventories
Finished goods	307.3	285.6
Work in process	57.3	53.0
Raw materials and supplies	302.9	283.4
LIFO reserve	(56.9)	(50.9)
Total inventories, net	610.6	571.1
Prepaid expenses and other current assets	50.7	74.2
Total current assets	1,814.1	1,766.5
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,260.8	1,210.6
Buildings and other	642.3	626.0
Land	42.5	40.6
Total property, plant and equipment	1,945.6	1,877.2
Less accumulated depreciation	1,235.5	1,213.3
Net property, plant and equipment	710.1	663.9
OTHER ASSETS
Goodwill	846.8	822.2
Other intangibles, less accumulated amortization of $152.5 and $151.7 as of March 31, 2018 and December 31, 2017, respectively	191.7	169.1
Sundry	129.7	129.1
Total other assets	1,168.2	1,120.4
TOTAL ASSETS	$3,692.4	$3,550.8
CURRENT LIABILITIES
Current maturities of long-term debt	$154.0	$153.8
Accounts payable	433.4	430.3
Accrued expenses	297.7	303.4
Other current liabilities	93.0	88.7
Total current liabilities	978.1	976.2
LONG-TERM LIABILITIES
Long-term debt	1,239.0	1,097.9
Other long-term liabilities	186.3	202.9
Deferred income taxes	92.7	83.0
Total long-term liabilities	1,518.0	1,383.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	514.6	514.7
Retained earnings	2,538.3	2,511.3
Accumulated other comprehensive income (loss)	9.9	(9.5)
Treasury stock	(1,868.9)	(1,828.3)
Total Leggett & Platt, Inc. equity	1,195.9	1,190.2
Noncontrolling interest	.4	.6
Total equity	1,196.3	1,190.8
TOTAL LIABILITIES AND EQUITY	$3,692.4	$3,550.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2018	2017
Net sales	$1,028.8	$960.3
Cost of goods sold	811.4	733.6
Gross profit	217.4	226.7
Selling and administrative expenses	104.7	106.1
Amortization of intangibles	5.0	5.1
Impairments	.2	—
Net (gain) loss from sale of assets and businesses	(.2)	(.2)
Other (income) expense, net	.3	(.2)
Earnings from continuing operations before interest and income taxes	107.4	115.9
Interest expense	14.4	10.6
Interest income	2.4	2.0
Earnings from continuing operations before income taxes	95.4	107.3
Income taxes	17.5	21.2
Earnings from continuing operations	77.9	86.1
Earnings (loss) from discontinued operations, net of tax	—	—
Net earnings	77.9	86.1
Earnings attributable to noncontrolling interest, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$77.9	$86.1
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.58	$.63
Diluted	$.57	$.62
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—
Diluted	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.58	$.63
Diluted	$.57	$.62

Cash dividends declared per share	$.36	$.34

Weighted average shares outstanding
Basic	135.3	136.8
Diluted	136.3	138.1
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2018	2017
Net earnings	$77.9	$86.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	16.7	14.3
Cash flow hedges	2.3	2.5
Defined benefit pension plans	.4	.6
Other comprehensive income	19.4	17.4
Comprehensive income	97.3	103.5
Less: comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to Leggett & Platt, Inc.	$97.3	$103.5
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
OPERATING ACTIVITIES
Net earnings	$77.9	$86.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25.5	22.8
Amortization of intangibles and debt issuance costs	7.9	7.5
Long-lived asset impairments	.2	—
Provision for losses on accounts and notes receivable	.2	1.6
Writedown of inventories	1.8	1.3
Net gain from sales of assets and businesses	(.2)	(.2)
Deferred income tax expense	1.7	6.4
Stock-based compensation	8.7	10.3
Other, net	(1.7)	1.4
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(39.2)	(59.7)
Inventories	(21.1)	(30.1)
Other current assets	(.6)	4.5
Accounts payable	(7.9)	28.8
Accrued expenses and other current liabilities	(9.1)	(23.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44.1	57.7
INVESTING ACTIVITIES
Additions to property, plant and equipment	(40.3)	(34.3)
Purchases of companies, net of cash acquired	(85.8)	(37.9)
Proceeds from sales of assets and businesses	1.6	1.3
Other, net	(2.5)	(6.6)
NET CASH USED FOR INVESTING ACTIVITIES	(127.0)	(77.5)
FINANCING ACTIVITIES
Payments on long-term debt	(1.0)	(4.9)
Change in commercial paper and short-term debt	144.8	159.1
Dividends paid	(47.5)	(45.4)
Issuances of common stock	.3	1.3
Purchases of common stock	(55.2)	(104.2)
Purchase of remaining interest in noncontrolling interest	—	(2.6)
Other, net	(.3)	(.8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	41.1	2.5
EFFECT OF EXCHANGE RATE CHANGES ON CASH	10.3	4.0
DECREASE IN CASH AND CASH EQUIVALENTS	(31.5)	(13.3)
CASH AND CASH EQUIVALENTS—January 1,	526.1	281.9
CASH AND CASH EQUIVALENTS—March 31,	$494.6	$268.6
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
The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in Form 10-K, but does not include all disclosures required by GAAP. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2017.

Reclassifications
Due to required retrospective application, certain reclassifications have been made to the prior period's information in the Consolidated Condensed Statements of Operations to conform to the first quarter 2018 presentation of "Cost of good sold", "Selling and administrative expenses" and "Other (income) expense, net" for new accounting guidance associated with pension costs (See Note 2 - Accounting Standards Updates).

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

Adopted in 2018:

•	On January 1, 2018 we adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) as discussed in Note 3.

•
ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”:  This ASU requires employers to disaggregate the service cost from other components of net periodic benefit costs and to disclose the income statement line item in which each component is included.  This guidance requires service costs to be reported in the same line item as other compensation costs, and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets and actuarial gains and losses) to be reported outside of operating income. We adopted this guidance on January 1, 2018.  Application was required on a retrospective basis and resulted in a reclassification of $1.0 of expense from “Cost of goods sold” and “Selling and administrative expenses” into “Other (income) expense, net” for the three months ended March 31, 2017.  Refer to Note 11 for further information.

•
ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (SAB 118):  This ASU allows SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act (TCJA). We recognized the estimated income tax effects of the TCJA in our 2017 Consolidated Financial Statements in accordance with SAB 118. Refer to Note 15 for further information.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”:  We adopted this guidance on January 1, 2018, and it did not materially impact our financial statements.

To be adopted in future years:

•
ASU 2016-02 “Leases” (Topic 842): Requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. We plan to adopt the standard as of the first quarter of 2019. We have assembled a cross-functional implementation team and are assessing all potential impacts of the standard. The implementation team is working to gather the data required to account for leases under the new standard, and validating the functionality of third-party lease accounting software.  In addition, we are in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. We believe our assets and liabilities will increase for the adoption of this standard through the recording of these right-of-use assets and corresponding lease liabilities. We continue to evaluate its impact on our statements of operations and cash flows.

•
ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”: This ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this ASU are effective January 1, 2019 with early adoption permitted. We are currently evaluating the effect of the ASU on our results of operations, financial condition and cash flows.

•
ASU 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”: This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recorded.  The ASU will be effective January 1, 2019. Early adoption is permitted and the provisions of the ASU should be applied in either the period of adoption or retrospectively to each period in which the effect of the change in federal corporate income tax rate in the TCJA is recognized.  We are currently evaluating this guidance.

•
ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment": This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, the annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. This ASU will be effective January 1, 2020, with early adoption permitted. We are currently evaluating this guidance, and do not expect it to materially impact our future financial statements.

•
ASU 2016-13 “Financial Instruments - Credit Losses” (Topic 326): This ASU is effective January 1, 2020 and amends the impairment model by requiring a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments including trade receivables. We are currently evaluating this guidance. However, we do not expect it to materially impact our future financial statements.

3. REVENUE

Initial adoption of new ASU

On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a reduction to the opening balance of "Retained earnings" of $2.3. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the new standard to be immaterial to our sales, net earnings, balance sheet and cash flows on an ongoing basis.

Substantially all of our revenue continues to be recognized when products are shipped from our facilities or upon delivery to our customers' facilities. Topic 606 also provided clarity that resulted in reclassifications to or from "Net sales" and "Cost of goods sold".

The cumulative effect of applying Topic 606 to our Consolidated Condensed Balance Sheet was as follows:

	Balance at December 31, 2017 as Previously Reported	Topic 606 Adjustments	Balance at January 1, 2018
Current assets	1,766.5	—	1,766.5
Net property, plant & equipment	663.9	—	663.9
Other assets [1]	1,120.4	.7	1,121.1
Total assets	$3,550.8	$.7	$3,551.5

Other current liabilities [2]	$88.7	$3.0	$91.7
All other current liabilities	887.5	—	887.5
Long-term liabilities	1,383.8	—	1,383.8
Retained earnings	2,511.3	(2.3)	2,509.0
Other equity	(1,320.5)	—	(1,320.5)
Total liabilities and equity	$3,550.8	$.7	$3,551.5

1 This represents the deferred tax impact related to Topic 606.
2 This adjustment is associated with constraint on the amount of variable consideration.

The effect of applying Topic 606 on our Consolidated Condensed Statement of Operations and Balance Sheet was as follows:

	For the three months ended March 31, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Net sales [3]	$1,028.8	$2.4	$1,031.2
Cost of goods sold [3]	811.4	3.0	814.4
Gross profit	217.4	(.6)	216.8
Selling and administrative expenses	104.7	—	104.7
All other	5.3	—	5.3
Earnings from continuing operations before interest and income taxes	107.4	(.6)	106.8
Net interest expense	12.0	—	12.0
Income taxes	17.5	(.1)	17.4
Net earnings	$77.9	$(.5)	$77.4

3 Primarily associated with a reclassification of customer reimbursements of tooling cost from "Net sales" to "Cost of good sold" and adjustments for variable consideration.

	March 31, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Current assets	1,814.1	—	1,814.1
Net property, plant & equipment	710.1	—	710.1
Other assets	1,168.2	(.6)	1,167.6
Total assets	$3,692.4	$(.6)	$3,691.8

Other current liabilities	$93.0	$(2.4)	$90.6
All other current liabilities	885.1	—	885.1
Long-term liabilities	1,518.0	—	1,518.0
Retained earnings	2,538.3	1.8	2,540.1
Other equity	(1,342.0)	—	(1,342.0)
Total liabilities and equity	$3,692.4	$(.6)	$3,691.8

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. For the quarter ended March 31, 2018, substantially all of our revenue was recognized upon transfer of control of our products to our customers, which was generally upon shipment from our facility or upon delivery to our customers' facility and was dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all of any unsatisfied performance obligations as of March 31, 2018, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
Sales, valued added, and other taxes collected in connection with revenue-producing activities are excluded from revenue.
Sales Allowances and Returns
The amount of consideration we receive and revenue we recognize varies with changes in various sales allowances, discounts and rebates (variable consideration) that we offer to our customers. We reduce revenue by our estimates of variable consideration based on contract terms and historical experience. Changes in estimates of variable consideration for the quarter ended March 31, 2018 were not material.
Some of our products transferred to customers can be returned, and we recognize the following for this right:

•	An estimated refund liability and a corresponding reduction to revenue based on historical returns experience.

•
An asset and a corresponding reduction to cost of sales for our right to recover products from customers upon settling the refund liability. We reduce the carrying amount of these assets by estimates of costs associated with the recovery and any additional expected reduction in value.

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at March 31, 2018.
Practical Expedients
We have elected to apply the following practical expedients.

•
The existence of a significant financing component - We expect that at contract inception, the time period between when we transfer a promised good to our customer and our receipt of payment from that customer for that good will be one year or less.

•	Costs of obtaining a contract - We generally expense costs of obtaining a contract because the amortization period would be one year or less.

Revenue by Category
We disaggregate revenue by customer group, which is the same as our product lines for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Three Months Ended March 31,
2018
Residential Products
Bedding group	$221.0
Fabric & Flooring Products group [4]	161.3
Machinery group	15.8
398.1
Industrial Products
Wire group	82.0
82.0
Furniture Products
Home Furniture group	100.6
Work Furniture group	71.7
Consumer Products group	109.0
281.3
Specialized Products
Automotive group	212.1
Aerospace Products group	39.8
Hydraulic Cylinders group	15.5
267.4
$1,028.8
4 Name changed from Fabric & Carpet Cushion Group as of March 31, 2018

4. SEGMENT INFORMATION
We have four operating segments that supply a wide range of products:

•
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute flooring underlayment, fabric, and geo components.

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

•
Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries.

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
The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements. We evaluate performance based on Earnings Before Interest and Taxes (EBIT). Intersegment sales are made primarily at prices that approximate market-based selling prices. Centrally incurred costs are allocated to the segments based on estimates of services used by the segment. Certain of our general and administrative costs and miscellaneous corporate income and expenses are allocated to the segments based on sales or other appropriate metrics. These allocated corporate costs include depreciation and other costs and income related to assets that are not allocated or otherwise included in the segment assets.
A summary of segment results from continuing operations are shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended March 31, 2018
Residential Products	$398.1	$4.6	$402.7	$35.0
Industrial Products	82.0	70.4	152.4	9.0
Furniture Products	281.3	2.9	284.2	18.0
Specialized Products	267.4	.7	268.1	46.1
Intersegment eliminations and other				(.7)
	$1,028.8	$78.6	$1,107.4	$107.4
Three Months Ended March 31, 2017
Residential Products	$391.3	$4.8	$396.1	$42.5
Industrial Products	69.8	65.6	135.4	8.8
Furniture Products	264.8	6.3	271.1	20.3
Specialized Products	234.4	1.9	236.3	43.0
Intersegment eliminations and other				1.3
	$960.3	$78.6	$1,038.9	$115.9

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2018	December 31, 2017
Residential Products	$588.1	$554.6
Industrial Products	156.7	150.0
Furniture Products	262.8	245.7
Specialized Products	319.3	271.7
Average current liabilities included in segment numbers above	616.5	557.0
Unallocated assets [1]	1,701.1	1,693.1
Difference between average assets and period-end balance sheet	47.9	78.7
Total assets	$3,692.4	$3,550.8

1 Unallocated assets consist primarily of goodwill, other intangibles, cash, businesses sold and deferred tax assets.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. DIVESTITURES

We divested our remaining Commercial Vehicle Products operation in the third quarter of 2017. It did not meet discontinued operations criteria, and was part of the Specialized Product Segment. We realized a pretax loss of $3.3 related to the sale of this business and also completed the sale of real estate associated with this operation, realizing a pretax gain of $23.4 in the fourth quarter of 2017. External sales for this business were $8.8 and EBIT was ($1.4) for the quarter ended March 31, 2017.

6. INVENTORIES
Approximately 50% of our inventories are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method. We calculate our LIFO reserve on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year.
The following table contains the LIFO expense included in continuing operations for each of the periods presented.

	Three Months Ended March 31,
	2018	2017
LIFO expense	$6.0	$.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2018	2017
Earnings:
Earnings from continuing operations	$77.9	$86.1
Earnings attributable to noncontrolling interest, net of tax	—	—
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	77.9	86.1
Earnings from discontinued operations, net of tax	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$77.9	$86.1

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	135.3	136.8
Dilutive effect of stock-based compensation	1.0	1.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	136.3	138.1

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.58	$.63
Discontinued operations	—	—
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.58	$.63
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$.57	$.62
Discontinued operations	—	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.57	$.62

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.1	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2018		December 31, 2017
	Current	Long-term	Current	Long-term
Trade accounts receivable	$582.2	$—	$526.1	$—
Trade notes receivable	.7	1.0	1.0	1.2
Total trade receivables	582.9	1.0	527.1	1.2
Other notes receivable	—	24.7	—	24.7
Insurance receivables	43.7	—	43.0	—
Taxes receivable, including income taxes	23.7	—	15.0	—
Other receivables	12.8	—	14.8	—
Subtotal other receivables	80.2	24.7	72.8	24.7
Total trade and other receivables	663.1	25.7	599.9	25.9
Allowance for doubtful accounts:
Trade accounts receivable	(4.8)	—	(4.7)	—
Trade notes receivable	(.1)	—	(.1)	(.1)
Total trade receivables	(4.9)	—	(4.8)	(.1)
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	(4.9)	—	(4.8)	(.1)
Total net receivables	$658.2	$25.7	$595.1	$25.8
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2017	Add: Charges	Less: Net Charge-offs/ (Recoveries)	Balance at March 31, 2018
Trade accounts receivable	$4.7	$.3	$.2	$4.8
Trade notes receivable	.2	(.1)	—	.1
Total trade receivables	4.9	.2	.2	4.9
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	$4.9	$.2	$.2	$4.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions	$1.9	$.2	$1.4	$.4
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.7	—
Stock-based retirement plans	.2	—	.3	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit (PSU) awards: [1]
2018 PSU - TSR based 1A	.3	.3	—	—
2018 PSU - EBIT CAGR based 1B	.6	.7	—	—
2017 and prior PSU awards 1C	.9	(.1)	1.3	.2
Restricted Stock Unit awards	.5	—	.6	—
Profitable Growth Incentive (PGI) awards [2]	.5	.5	.4	.5
Other, primarily non-employee directors restricted stock	.3	—	.2	—
Total stock-based compensation expense	6.0	$1.6	5.2	$1.1
Employee contributions for above stock plans	2.7		5.1
Total stock-based compensation	$8.7		$10.3

Tax benefits on stock-based compensation expense	$1.4		$1.9
Tax benefits on stock-based compensation payments	.6		8.8
Total tax benefits associated with stock-based compensation	$2.0		$10.7

Included below is the activity in our most significant stock-based plans:

1 PSU Awards
In November 2017, the Compensation Committee approved changes to merge the PSU and PGI award programs for the 2018 award. The 2018 PSU awards have a component based on relative Total Shareholder Return (TSR) and another component based on Earnings Before Interest and Taxes (EBIT) Compound Annual Growth Rate (CAGR). These components are discussed below.

For outstanding 2018 awards, we intend to pay 50% in shares of our common stock and 50% in cash; although, we reserve the right to pay up to 100% in cash.

For outstanding 2016 and 2017 awards, we intend to pay 65% in shares of our common stock; although, we reserve the right to pay up to 100% in cash. The amount that represents 35% of the award will be settled in cash.

Cash settlements are recorded as a liability and adjusted to fair value at each reporting period. We elected to pay the 2015 award (paid in the first quarter 2018) in cash.

 1A 2018 PSU - TSR based
50% of each 2018 PSU award is based upon the Company's TSR compared to a peer group. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Relative TSR vesting condition of the 2018 PSU award contains the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•
A market condition—Awards are based on our TSR [(Change in Stock Price + Dividends) / Beginning Stock Price] as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 320 companies). Participants will earn from 0% to 200% of the base award depending upon how our TSR ranks within the peer group at the end of the three-year performance period.

1B 2018 PSU - EBIT CAGR based
50% of each 2018 PSU award is based upon the Company's or applicable Segments' EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR portion of this award contains the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•
A performance condition—Awards are based on achieving specified performance targets that are defined by reference to the Company's or applicable segment's operations at the end of the three-year performance period. Participants will earn from 0% to 200% of the base award.

In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period by eliminating PGI awards, in January 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period.

1C 2017 and Prior PSU Awards
The 2017 and prior PSU awards are based solely on relative TSR. Vesting conditions are the same as (1A) above other than a maximum payout of 175% of the base award.
Below is a summary of the number of shares and related grant date fair value of PSU’s based on TSR for the periods presented.

	Three Months Ended March 31,
	2018	2017
Total shares base award	.1	.1
Grant date per share fair value	$42.60	$50.75
Risk-free interest rate	2.4%	1.5%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	19.9%	19.5%
Expected dividend yield (over expected life)	3.3%	2.8%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2014	December 31, 2016	10	175.0%	.4 million	$9.8	First quarter 2017
2015	December 31, 2017	57	61.0%	—	$6.9	First quarter 2018

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s based on EBIT CAGR for the periods presented.

Three Months Ended March 31,
2018
Total shares base award	.1
Grant date per share fair value	$40.92
Vesting period in years	2.5

2 Profitable Growth Incentive Awards

In 2017 and prior years certain key management employees participated in a Profitable Growth Incentive (PGI) program. The PGI awards were issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2017 base target PGI awards were less than .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash; although, we reserve the right to pay up to 100% in cash. We elected to pay the 2016 award (paid in the first quarter of 2018) in cash. Both components are adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2015	December 31, 2016	36.0%	<.1 million	$.8	First quarter 2017
2016	December 31, 2017	44.0%	—	$2.0	First quarter 2018

10. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 13) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. A portion of the goodwill included in the table below is expected to provide an income tax benefit.

	Three Months Ended March 31,
	2018	2017
Accounts receivable	$12.1	$6.1
Inventory	14.9	5.3
Property, plant and equipment	26.2	5.1
Goodwill	23.3	18.7
Other intangible assets, primarily customer-related intangibles	27.3	12.7
Other current and long-term assets	.8	.1
Current liabilities	(9.3)	(3.1)
Long-term liabilities	(10.5)	(3.5)
Non-controlling interest	—	(1.4)
Fair value of net identifiable assets	84.8	40.0
Additional consideration receivable	1.0	—
(Plus)/Less: Additional consideration for prior year acquisitions	—	2.1
Net cash consideration	$85.8	$37.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2018	1	Specialized Products	Global manufacturer of engineered hydraulic cylinders

March 31, 2017	2	Residential Products; Furniture Products	Distributor and installer of geosynthetic products; Surface-critical bent tube components
We are finalizing all the information required to complete the purchase price allocations related to certain recent acquisitions and do not anticipate any material modifications.

The results of operations of the above acquired companies have been included in the consolidated condensed financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2018 and 2017 acquisitions had occurred on January 1 of the comparable prior annual reporting period are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At March 31, 2018 and December 31, 2017, our liability for these future payments was $17.3 ($10.0 current and $7.3 long-term) and $16.5 ($8.9 current and $7.6 long-term), respectively.  Components of the liability are based on estimates and future events, and the amounts may fluctuate significantly until the payment dates.

A brief description of our acquisition activity by year for the periods presented is included below.
2018

On January 31, 2018, we acquired Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The purchase price was $84.8. PHC serves a market of mainly large Original Equipment Manufacturer (OEM) customers utilizing highly engineered, co-designed components with long product life-cycles, yet representing a small percentage of the end product’s cost. PHC represents a new growth platform and forms a new business group entitled Hydraulic Cylinders within the Specialized Products segment.
2017
We acquired two businesses in the first quarter of 2017:

•	A distributor and installer of geosynthetic products, expanding the geographic scope and capabilities of our Geo Components business.

•	A manufacturer of surface-critical bent tube components in support of the private-label finished seating strategy in our Work Furniture business.
These businesses broaden our geographic scope, capabilities, and product offerings, and added $18.7 ($6.8 to Residential Products and $11.9 to Furniture Products) of goodwill. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $2.6.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2018 are expected to approximate $21.0. This increase compared to our 2017 employer contributions of $14.9 is due to our current year funding strategy, which incorporates, among other things, Pension Benefit Guaranty Corporation premiums, tax planning, and expectations of future funding requirements.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Three Months Ended March 31,
	2018	2017
Components of net pension expense
Service cost	$1.0	$1.2
Interest cost	2.0	2.8
Expected return on plan assets	(2.9)	(3.4)
Recognized net actuarial loss	.7	1.2
Net pension expense	$.8	$1.8

The components of net pension expense other than the service cost component are included in the line item "Other (income) expense, net" in the Consolidated Condensed Statements of Operations.

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2018	$1,190.8	$2,511.3	$516.7	$(1,828.3)	$.6	$(9.5)
Effect of accounting change on prior years (Topic 606-See Note 3)	(2.3)	(2.3)	—	—	—	—
Adjusted beginning balance, January 1, 2018	1,188.5	2,509.0	516.7	(1,828.3)	.6	(9.5)
Net earnings	77.9	77.9	—	—	—	—
Dividends declared	(47.2)	(48.6)	1.4	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(55.3)	—	—	(55.3)	—	—
Treasury stock issued	3.9	—	(10.8)	14.7	—	—
Foreign currency translation adjustments	16.7	—	—	—	—	16.7
Cash flow hedges, net of tax	2.3	—	—	—	—	2.3
Defined benefit pension plans, net of tax	.4	—	—	—	—	.4
Stock-based compensation transactions, net of tax	9.3	—	9.3	—	—	—
Ending balance, March 31, 2018	$1,196.3	$2,538.3	$516.6	$(1,868.9)	$.4	$9.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31, 2017
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2017	$1,094.0	$2,410.5	$508.2	$(1,713.5)	$2.4	$(113.6)
Effect of accounting change on prior years (Topic 740)	1.2	1.2	—	—	—	—
Adjusted beginning balance, January 1, 2017	1,095.2	2,411.7	508.2	(1,713.5)	2.4	(113.6)
Net earnings	86.1	86.1	—	—	—	—
Dividends declared	(45.0)	(46.2)	1.2	—	—	—
Treasury stock purchased	(106.4)	—	—	(106.4)	—	—
Treasury stock issued	8.2	—	(18.8)	27.0	—	—
Foreign currency translation adjustments	14.3	—	—	—	—	14.3
Cash flow hedges, net of tax	2.5	—	—	—	—	2.5
Defined benefit pension plans, net of tax	.6	—	—	—	—	.6
Stock-based compensation transactions, net of tax	11.5	—	11.5	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	(1.6)	—	(.6)	—	(1.0)	—
Ending balance, March 31, 2017	$1,065.4	$2,451.6	$501.5	$(1,792.9)	$1.4	$(96.2)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$40.5	$(11.5)	$(38.5)	$(9.5)
Other comprehensive income (loss)	16.7	2.3	(.2)	18.8
Reclassifications, pretax [1]	—	.3	.7	1.0
Income tax effect	—	(.3)	(.1)	(.4)
Balance, March 31, 2018	$57.2	$(9.2)	$(38.1)	$9.9

Balance, January 1, 2017	$(38.6)	$(17.8)	$(57.2)	$(113.6)
Other comprehensive income (loss)	14.3	.4	(.2)	14.5
Reclassifications, pretax [2]	—	2.9	1.2	4.1
Income tax effect	—	(.8)	(.4)	(1.2)
Balance, March 31, 2017	$(24.3)	$(15.3)	$(56.6)	$(96.2)

[1] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(1.0)	$—	$(1.0)
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.7	.7
Total reclassifications, pretax	$—	$.3	$.7	$1.0

[2] 2017 pretax reclassifications are comprised of:
Net sales	$—	$1.6	$—	$1.6
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	1.2	1.2
Total reclassifications, pretax	$—	$2.9	$1.2	$4.1

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$253.3	$—	$253.3
Derivative assets (Note 14)	—	4.9	—	4.9
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	34.5	—	—	34.5
Total assets	$34.5	$258.2	$—	$292.7
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$1.6	$—	$1.6
Liabilities associated with the ESUP [1]	34.5	—	—	34.5
Total liabilities	$34.5	$1.6	$—	$36.1

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$236.4	$—	$236.4
Derivative assets [1] (Note 14)	—	3.9	—	3.9
Diversified investments associated with the ESUP [1]	34.0	—	—	34.0
Total assets	$34.0	$240.3	$—	$274.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$1.9	$—	$1.9
Liabilities associated with the ESUP [1]	34.4	—	—	34.4
Total liabilities	$34.4	$1.9	$—	$36.3
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was not materially different from its March 31, 2018 and December 31, 2017 $1,250.0 carrying value.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents assets and liabilities representing the fair value of our most significant derivative financial instruments. The fair values of the derivatives reflect the change in the market value of the derivative from the date of the trade execution and do not consider the offsetting underlying hedged item.

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2018
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and Swiss subsidiaries	Jun 2019	$132.5	$3.5	$.7	$.1
Future DKK sales of Polish subsidiary	Sep 2019	21.9	.3	—	—
Future EUR sales of UK, Chinese and Swiss subsidiaries	Jun 2019	40.1	.3	.1	—
Future MXN purchases of a USD subsidiary	Jun 2019	6.6	.1	—	—
Total cash flow hedges			4.2	.8	.1
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, GBP, PLN and USD)	Dec 2018	51.4	—	.7	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR, JPY and USD) exposed to the CNY	Mar 2019	28.8	.7	—	—
			$4.9	$1.5	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2017
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and Swiss subsidiaries	Mar 2019	$158.1	$2.2	$.2	$.5	$—
Future MXN purchases of a USD subsidiary	Mar 2019	6.6	—	—	.5	—
Future JPY sales of a Chinese subsidiary	Dec 2018	11.2	.1	—	—	—
Future DKK sales of a Polish subsidiary	Dec 2018	16.0	.6	—	—	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	Mar 2019	38.8	—	—	.3	.1
Total cash flow hedges			2.9	.2	1.3	.1
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, EUR and USD)	Dec 2018	35.9	.2	—	.5	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR, JPY and USD) exposed to the CNY	Nov 2018	17.0	.3	—	—	—
USD receivable on a CAD subsidiary	Jan 2018	19.0	.3	—	—	—
Total derivatives not designated as hedging instruments			.6	—	—	—
			$3.7	$.2	$1.8	$.1

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2018	2017
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.1	$1.1
Currency cash flow hedges	Net sales	(1.5)	1.3
Currency cash flow hedges	Cost of goods sold	.2	.1
Total cash flow hedges		(.2)	2.5
Fair value hedges	Other (income) expense, net	.6	.1

Derivatives not designated as hedging instruments	Other (income) expense, net	(.8)	—
Total derivative instruments		$(.4)	$2.6

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15. INCOME TAXES

Our worldwide effective income tax rate on continuing operations was 18% for the first quarter of 2018, compared to 20% for the same quarter last year. The U.S. statutory federal income tax rate was significantly impacted by the enactment of TCJA in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 to 21% in 2018. Both years benefited from earnings in non-U.S. jurisdictions, reducing our effective rate by 1% in 2018 and 7% in 2017. Likewise, our first quarter tax rate benefited in both years from stock compensation payments, 2% in 2018 and 7% in 2017. Several smaller items comprised the remaining 1% net decrease in 2017. Other provisions of TCJA had a net neutral effect on our 2018 first quarter effective tax rate and include:

•	2% increase from Global Intangible Low-Taxed Income (GILTI)

•	2% increase for incremental foreign withholding taxes related to expected future cash repatriations

•	5% reduction related to certain state deferred tax assets

•	1% net increase related to other TCJA items, including the executive compensation limitation provisions.

We have treated GILTI as a period cost in our estimated annual effective tax rate until such time that we establish our accounting policy, which we will do no later than the fourth quarter of 2018.

At December 31, 2017, we recorded certain estimated amounts related to TCJA in accordance with SAB 118. In the first quarter, we refined our estimate and recorded a $3.9 measurement period adjustment related to certain state deferred tax assets, resulting from new guidance issued during the quarter. This change to our SAB 118 (see Note 2 - Accounting Standard Updates) deferred tax provisional amount at December 31, 2017, was recorded as a discrete item in the first quarter, decreasing our quarterly effective tax rate by 4%. No other adjustments to the SAB 118 provisional items we recorded previously are required at this time. However, our accounting for these items is also not yet final, but will be completed no later than the fourth quarter of 2018 in accordance with SAB 118 (see Note 2).

16. CONTINGENCIES
We are a party to various proceedings and matters involving employment, intellectual property, environmental, taxation, vehicle-related personal injury and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings other than as indicated below. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes. Reference is made to Footnote S "Contingencies" in our Form 10-K filed February 22, 2018 for prior disclosure of the below contingencies.
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
The Company received information regarding the events surrounding the accident and preliminary expert reports from one family's attorney at the end of November 2017. No legal proceedings had been filed, no discovery had been taken, and investigation of the facts of the accident remained in its early stages. The Company and its insurance carriers attended a pre-litigation mediation conference regarding this matter on January 8, 2018, with a subsequent meeting on February 14, 2018, in Chicago, Illinois. At the mediation conference, the attorneys representing these claimants alleged the Company's driver was at fault and made a demand for monetary damages. Until the initial mediation session, no demand had been made against the Company.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Based on facts received from the investigation and mediation processes, the Company, through cooperation and consent of its insurance carriers, reached a settlement with these claimants on February 14, 2018. The settlement required the Company to pay a $5.0 self-insured retention amount and the remainder of the $48.0 settlement was the responsibility of the insurance carriers.
In the fourth quarter of 2017, the Company recorded a $43.0 receivable from the insurance carriers and a $43.0 liability related to this matter, that is included in current assets and current liabilities, respectively, in the Consolidated Condensed Balance Sheets. The amount of self-insured retention to be paid by the Company had previously been accrued in the third quarter of 2016, and, therefore, the settlement had no impact on the Company's 2017 or first quarter 2018 earnings. No other material claims have been asserted against the Company related to this accident.
The settlement is subject to approval by the Cook County, Illinois, Circuit Court, and the Probate Division of the Circuit Court. The Circuit Court approved the reasonableness of the settlement amount on April 17, 2018.  The settlement is still subject to approval by the Probate Division.  If approved by the Probate Division, the Company will pay the self-insured retention amount.  Management does not believe that the settlement or the outcome of the claim will have a material effect on the Company’s financial condition, cash flows or results of operations.

Brazilian Value-Added Tax Matters
All dollar amounts (in millions) presented in this section have been updated since our last filing to reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to uncertainties, and based on current facts, we believe that it is reasonably possible (but not probable) that we may incur losses of $20.4 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian VAT matters. For specific information regarding accruals, and reasonably possible losses in excess of accruals please see "Accruals and Reasonably Possible Losses in Excess of Accruals" below.
We have $12.2 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $2.2, $.1 and $3.8, respectively. The Federal Revenue Office claimed that for the periods beginning November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil has denied the violations. On December 4, 2015, we filed an Annulment Action related to the $3.8 assessment (for which a $4.5 cash bond was posted, accounting for updated interest), in Camanducaia Judicial District Court seeking to annul the entire assessment. We are awaiting the first level decision.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Brazilian Federal Revenue Office where the Federal Revenue Office challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 4, 2014, the Federal Revenue Office issued five additional assessments regarding this same issue (use of credits), covering certain periods of 2011 and 2012. L&P Brazil filed its defense denying these assessments. Combined with the prior assessments, L&P Brazil has received assessments and penalties totaling $2.6 on the same or similar denial of tax credit matters. L&P Brazil has denied the violations. On September 11, 2017, L&P Brazil received an "isolated penalty" from the Federal Revenue Office in the amount of $.2 regarding the use of certain of these credits.
On February 1, 2013, the Brazilian Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, alleging the untimely payment of $.1 of social contributions (social security and social assistance payments) for the period September to October 2010. L&P Brazil argued the payments were not required to be made because of the application of tax credits that were generated by L&P Brazil's use of a correct tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters). On June 26, 2014, the Brazilian Revenue Office issued a new notice of violation against L&P Brazil in the amount of $.7 covering the period from 2011 through 2012 on the same subject matter. L&P Brazil has filed its defense denying the assessments.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil originally seeking $1.7 for the tax years 2006 and 2007. The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.7. On July 31, 2014, L&P Brazil filed an annulment action in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.4 (which included interest from the original assessment date). The Court issued a ruling in our favor on October 27, 2017, nullifying the $3.4 in assessments against L&P Brazil. On April 4, 2018, the State appealed the ruling to the second judicial level.
On October 4, 2012, the State of São Paulo issued a Tax Assessment against L&P Brazil in the amount of $1.4 for the tax years 2009 through 2011. Similar to the 2009 assessment (referenced above), the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.3 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, in the amount of $.9 (currently secured with a $1.0 bond to update for interest) for tax years January 2011 through August 2012 regarding the same subject matter (i.e., the correct tax rate for the collection and payment of value-added tax on mattress innerspring units). L&P filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an annulment action in Sorocaba State Court to annul the entire $1.1 assessment. The Court ruled against L&P Brazil on the assessment, but lowered the interest amount. We filed a motion for clarification. The Court upheld its ruling, and we filed an appeal to the Court of Appeals on May 15, 2017. The Court of Appeals upheld the unfavorable Sorocaba State Court ruling, and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017, and this final appeal remains pending.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 2008 through August 2012 in the amount of $.4. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and on June 5, 2014, L&P Brazil filed a Motion to Stay the Execution of the Judgment in Camanducaia Judicial District Court alleging the same tax assessment in the amount of $.5. The motion remains pending.
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

	Three Months Ended March 31,
	2018	2017
Litigation contingency accrual - Beginning of period	$.4	$3.2
Adjustment to accruals - expense (income)	—	—
Cash payments	(.4)	—
Litigation contingency accrual - End of period	$—	$3.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The above litigation contingency accruals do not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Note H - Supplemental Balance Sheet Information under "Accrued expenses" on page 90 of the Company's Form 10-K filed February 22, 2018.
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

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of March 31, 2018, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $22.9, including $20.4 for Brazilian VAT matters disclosed above and $2.5 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.

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
We are the leading U.S. manufacturer of: a) bedding components; b) automotive seat support and lumbar systems; c) components for home furniture and work furniture; d) flooring underlayment; e) adjustable beds; f) high-carbon drawn steel wire; and g) bedding industry machinery.
Our Segments
Our operations are comprised of 14 business units in four segments, with approximately 22,000 employees, and 120 production facilities located in 18 countries around the world. Our segments are described below.
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute flooring underlayment, fabric, and geo components. This segment generated 36% of our total sales during the first three months of 2018.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products. This segment generated 14% of our total sales during the first three months of 2018.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 26% of our total sales in the first three months of 2018.

Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 24% of our total sales in the first three months of 2018.
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
We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. At March 31, for the three-year measurement period that will end on December 31, 2018, we had so far generated TSR of 5% per year on average. That performance places us in the bottom third of the S&P 500. Notwithstanding, we continue to strongly believe our disciplined growth strategy and use of capital will support achievement of our top-third goal over time.
Senior executives participate in an incentive program with a three-year performance period based on two equal measures: (i) our TSR performance compared to the performance of a group of approximately 320 peers, and (ii) the company or segment's EBIT CAGR.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 5% of our sales in 2017. Many are companies whose names are widely recognized. They include residential furniture and bedding producers, automotive and office seating manufacturers, and a variety of other companies.
Major Factors That Impact Our Business
Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition.

Market Demand
Market demand (including product mix) is impacted by several economic factors, with consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our components and products. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one quarter of our sales.
Raw Material Costs
In many of our businesses, we enjoy a cost advantage from being vertically integrated into steel wire and rod. This is a benefit that our competitors do not have. We also experience favorable purchasing leverage from buying large quantities of raw materials. Still, our costs can vary significantly as market prices for raw materials (many of which are commodities) fluctuate.
We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. Our ability to recover higher costs (through selling price increases) is crucial. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Conversely, when costs decrease significantly, we generally pass those lower costs through to our customers. The timing of our price increases or decreases is important; we typically experience a lag (normally 90 days) in recovering higher costs, and we also realize a lag as costs decline.
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs inflated throughout 2017, and have continued to increase in the first quarter of 2018. Depending on the type of steel input, we have seen varying degrees of inflation in the U.S. Long product, the steel industry term for rod and wire, is up significantly since the end of 2017. Flat product, hot or cold rolled sheet steel, which we purchase for use in several of our businesses, but most heavily in Home Furniture, is also up significantly since the end of 2017. We are implementing price increases to recover most of the higher costs, but with the normal lag in realizing selling price increases, the cost inflation led to margin pressure in the second half of 2017 and in the first quarter of 2018. In certain instances when our foreign competitors purchase steel in markets that have not experienced significant inflation, particularly flat product in China, it is more difficult for us to pass through U.S.-based steel price increases to our customers.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry were moderately compressed in late 2016, began to increase modestly in the second half of 2017 and further expanded in the first quarter 2018. If wider metal margins are sustained, our steel rod mill should experience enhanced profitability.
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
We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors often benefit from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities. However, we have reacted to foreign competition in certain cases by selectively adjusting prices, developing new proprietary products that help our customers reduce total costs and shifting production offshore to take advantage of lower input costs.
Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In 2014, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the orders should be continued through February 2019 (for China) and December 2018 (for South Africa and Vietnam). The orders will remain in effect while the DOC and the ITC conduct sunset reviews, during 2019, to determine whether to extend the orders for an additional five years. If it is determined that the revocation of the orders would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC) and material injury to the U.S. innerspring industry (determined by the ITC), the orders will be extended. We believe that, without the extension, it is likely that dumping will recur and the U.S. innerspring industry will be materially injured. As a result, we plan to actively participate in the DOC and ITC sunset reviews.
An antidumping and countervailing duty case filed in January 2014 by major U.S. steel wire rod producers was concluded in December 2014, resulting in the imposition of duties on imports of Chinese steel wire rod. The antidumping duties range from 106% to 110% and the countervailing duties range from 178% to 193%. Both remain in effect through December 2019. Also, in March 2017 certain U.S. steel wire rod producers filed antidumping and countervailing duty petitions on imports of steel wire rod from Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom. The ITC and the DOC have made final affirmative determinations and imposed antidumping duties on imports from Belarus (280%), Italy (12% to 19%), Korea (41%), Russia (437% to 757%), South Africa (135% to 142%), Spain (11% to 33%), Turkey (5% to 8%), Ukraine (35% to 44%), United Arab Emirates (84%) and United Kingdom (148%). The ITC and DOC have also made affirmative final countervailing duty determinations against Italy (4% to 44%) and Turkey (4%).
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

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
First Quarter:
Sales were $1,029 million in the current quarter, a 7% increase versus the same quarter last year. Same location sales increased 6%, with raw material-related price inflation and currency impact contributing 5% and volume up 1%. Acquisitions added 2% to sales growth but were partially offset by divestitures, which reduced sales by 1% in the quarter.
Earnings per share (EPS) from continuing operations were $.57, versus $.62 in the first quarter of 2017. The benefit from sales growth was more than offset by higher raw material costs.
Earnings Before Interest and Taxes (EBIT) decreased 7%, to $107 million, primarily from higher steel costs (including LIFO expense) and the pricing lag we typically experience in passing along commodity inflation.
LIFO/FIFO and the Effect of Changing Prices
Approximately 50% of our inventories are valued on the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories.
For the full year 2018, we estimate $24 million of LIFO expense. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.
The following table contains the LIFO expense included for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
LIFO expense	$6.0	$.4
Interest Expense and Income Taxes
First quarter 2018 interest expense was $4 million higher than the first quarter of 2017, primarily due to the issuance of new debt in fourth quarter 2017 and higher rates on commercial paper.
Our worldwide effective tax rate on continuing operations was 18% for the first quarter of 2018, compared to 20% for the same quarter last year. The U.S. statutory federal income tax rate was significantly impacted by the enactment of the Tax Cuts and Jobs Act (TCJA) in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 to 21% in 2018. Both years benefited from earnings in non-U.S. jurisdictions, which reduced our effective rate by 1% in 2018 and 7% in 2017. Likewise, our first quarter tax rate benefited in both years from stock compensation payments, 2% in 2018 and 7% in 2017. Several smaller items comprised the remaining difference in 2017 of 1% (net). Other provisions of TCJA had a net neutral effect on our 2018 first quarter effective tax rate.
Our first quarter 2018 effective rate includes a 4% tax benefit due to a change in the estimated amount we recorded for the TCJA impact on our deferred tax assets at December 31, 2017. Other adjustments to our 2017 provisional amount may be required in subsequent quarters until such time our accounting is finalized, which will be completed no later than the fourth quarter in accordance with Staff Accounting Bulletin (SAB) 118 (see Note 2 to the Consolidated Condensed Financial Statements on page 6).
We anticipate an effective tax rate for 2018 of approximately 22%, which includes anticipated tax effects associated with TCJA and certain other expected items, including stock compensation payments, which can fluctuate based on stock price and other factors. Any changes to our 2017 provisional and 2018 expected TCJA amounts could also add some volatility to our anticipated tax rate during the year. Other factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies can also influence our rate.

Discussion of Segment Results
First Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 10. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change in Sales		% Change in Same Location Sales [1]
			$	%
Residential Products	$402.7	$396.1	$6.6	1.7%	.8%
Industrial Products	152.4	135.4	17.0	12.6	12.6
Furniture Products	284.2	271.1	13.1	4.8	3.3
Specialized Products	268.1	236.3	31.8	13.5	11.1
Total	1,107.4	1,038.9	68.5	6.6
Intersegment sales	(78.6)	(78.6)	—
Trade sales	$1,028.8	$960.3	$68.5	7.1%	5.7%

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Residential Products	$35.0	$42.5	$(7.5)	(17.6)%	8.7%	10.7%
Industrial Products	9.0	8.8	.2	2.3	5.9	6.5
Furniture Products	18.0	20.3	(2.3)	(11.3)	6.3	7.5
Specialized Products	46.1	43.0	3.1	7.2	17.2	18.2
Intersegment eliminations & other	(.7)	1.3	(2.0)
Total	$107.4	$115.9	$(8.5)	(7.3)%	10.4%	12.1%

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $7 million, or 2%, with same location sales up 1%. Sales volume decreased 3%, with lower pass-through sales of adjustable beds reducing sales by 1% in the quarter. These decreases were more than offset by growth from raw material inflation and currency impact (4%) and a prior year acquisition (1%).
EBIT decreased $8 million primarily from higher raw material costs (including LIFO expense) and lower volume.
Industrial Products
Total sales increased $17 million, or 13%, primarily reflecting steel-related price increases.
The segment’s EBIT was essentially flat at $9 million, with improved metal margins at our steel rod mill offset by higher LIFO expense and other costs.
Furniture Products
Total sales increased $13 million, or 5%, with same location sales up 3% from raw material-related price increases and currency benefit. Volume was essentially flat with strong growth in Adjustable Bed offset by declines in Home Furniture and Fashion Bed. A small Work Furniture acquisition late in the first quarter of 2017 added 2% to the segment's sales.
Segment EBIT decreased $2 million, primarily from higher steel costs (including LIFO expense) in Home Furniture.

Specialized Products
Total sales increased $32 million, or 13%, with same location sales up 11%. Sales grew primarily from higher volume in Automotive and a favorable currency impact. The Precision Hydraulic Cylinders acquisition increased sales by 6%, partially offset (4%) by the CVP divestiture.
EBIT increased $3 million with the benefit from higher sales partially offset by growth-related costs.
Discontinued Operations
There was no material discontinued operations activity during the first quarter of 2018 or 2017.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2018 was $44 million. For 2018, we expect cash from operations to approximate $450 million.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.0% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 36, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	March 31, 2018	December 31, 2017
Current assets	$1,814	$1,767
Current liabilities	978	976
Working capital	836	791
Cash and cash equivalents	495	526
Current debt maturities	154	154
Adjusted working capital	$495	$419
Annualized sales [1]	$4,116	$3,936
Working capital as a percent of annualized sales	20.3%	20.1%
Adjusted working capital as a percent of annualized sales	12.0%	10.6%

1 Annualized sales equal 1st quarter 2018 sales of $1,029 million and 4th quarter 2017 sales of $984 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017		March 31, 2018	December 31, 2017	March 31, 2017
Trade Receivables	$578.0	$522.3	$523.0	DSO [1]	51	45	49

Inventories	$610.6	$571.1	$556.2	DIO 2 4	68	65	68

Accounts Payable	$433.4	$430.3	$387.8	DPO 3 4	48	47	48

Calculation of days are as follows:

[1]	Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables)÷2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory)÷2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable)÷2) ÷ (cost of goods sold ÷ number of days in the period).

[4]
2017 ratios have been retrospectively adjusted to reflect the adoption of ASU 2017-07 that resulted in reclassifications between "Cost of goods sold" and "Selling and administrative expenses" into "Other (income) expense, net" . See Note 2 to the Consolidated Condensed Financial Statements on page 6.

Trade Receivables - Our trade receivables and our days sales outstanding at March 31, 2018 increased primarily due to increased sales and acquisitions. Our sales to international customers, which are predominantly in the Specialized Products segment, continue to increase and typically have longer payment terms. We do not believe that the increase in days sales outstanding is indicative of a deterioration of the creditworthiness of our customers, or is reasonably likely to materially impact our liquidity position. Rather, we believe the increase is within a reasonable range of change caused by differences in the timing of sales and cash receipts. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.
Our provision for losses on accounts receivable has averaged $2 million, and our allowance for bad debt as a percentage of our net receivables has averaged 2% for the last three years. We monitor all accounts for possible loss, and we have experienced favorable trends in write-offs over the last few years. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate, we make appropriate reserves when deemed necessary.

Inventories - The increase in inventories at March 31, 2018 compared to year-end is primarily due to inflation, acquisitions and higher levels necessary to support sales growth and new programs. Days inventory on hand on at March 31, 2018 is within a reasonable historical range. We believe we have established adequate reserves for any slow-moving or obsolete inventories. We continuously monitor our slow-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 120 days. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We have averaged inventory obsolescence charges of $8 million annually for the last three years. Our reserve balances (not including our LIFO reserves) as a percentage of our period-end inventory were approximately 6% at March 31, 2018, which is consistent with our historical average.

Accounts Payable - The increase in accounts payable at March 31, 2018 compared to year-end is primarily due to increases in steel prices and acquisitions. Steel is our principal raw material. Our payment terms did not change meaningfully since year-end. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options to enhance our DPO.

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
We will continue to make investments to support expansion in businesses and product lines where sales are profitably growing, and for efficiency improvement and maintenance. We expect capital expenditures to again approximate $160 million in 2018. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
In some of our businesses, we have capacity to accommodate additional volume. For each $10 million of sales from incremental unit volume produced utilizing spare capacity, we expect to generate approximately $2.5 million to $3.5 million of additional pretax earnings. The earnings and margin improvement that we have realized over the past several years reflects, in part, higher utilization in our businesses from market share gains and higher market demand.
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions primarily in our Grow business units, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage).
In the first quarter of 2018 we acquired a leading global manufacturer of engineered hydraulic cylinders, primarily for the materials handling market, for a purchase price of $85 million. This business represents an attractive new growth platform for us and is a new business unit in our Specialized Products segment. We completed two acquisitions in the first quarter of 2017. The first is a distributor and installer of geosynthetic products purchased for $23 million, which further expands the geographic scope and capabilities of our Geo Components business. The second is a manufacturer of surface-critical bent tube components purchased for $17 million, which supports the collaborative soft seating strategy in our Work Furniture business. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $3 million. Additional details about acquisitions are discussed in Note 10 on page 17 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2018 should approximate $195 million.
In February, we declared a quarterly dividend of $.36 per share, which represented a $.02, or 5.9%, increase versus first quarter of 2017. This year marks our 47th consecutive annual dividend increase. Our targeted dividend payout ratio is approximately 50-60% of continuing operations adjusted EPS (which exclude special items such as significant tax law impacts, divestiture gains, impairment charges, litigation accruals and settlement proceeds). We expect future dividend growth to approximate earnings growth. Payout for 2018 is expected to be near the midpoint of the target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first quarter of 2018, we repurchased 1.2 million shares of our stock (at an average price of $45.09 per share) and issued 0.5 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding decreased to 131.2 million. For the full year, we currently expect to repurchase a total of 2 to 3 million shares and issue approximately 1 million shares for employee benefit plans and option exercises.
Our top priorities for use of cash remain organic growth (via capital expenditures), dividends, and strategic acquisitions. After funding those priorities, to the extent there is remaining cash available, we generally intend to repurchase stock. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2018	December 31, 2017
Long-term debt outstanding:
Scheduled maturities	$1,098	$1,098
Average interest rates [1]	3.7%	3.6%
Average maturities in years [1]	6.7	6.9
Revolving credit/commercial paper [2]	141	—
Average interest rate on period-end balance	2.4%	—%
Average interest rate during the period	1.9%	1.4%
Total long-term debt	1,239	1,098
Deferred income taxes and other liabilities	279	286
Shareholders’ equity and noncontrolling interest	1,196	1,191
Total capitalization	$2,714	$2,575
Unused committed credit:
Long-term	$659	$800
Short-term	—	—
Total unused committed credit [2]	$659	$800
Current maturities of long-term debt	$154	$154
Cash and cash equivalents	$495	$526
Ratio of earnings to fixed charges [3]	5.9 x	8.1 x

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused credit amount is based on our revolving credit facility and commercial paper program which, at year end 2017 and the end of the first quarter of 2018, had $800 million of borrowing capacity.

[3]
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
We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures as supplemental information to track leverage trends across time periods with variable levels of cash. Our long-term target is to have net debt as a percentage of net capital in the 30%-40% range. As discussed on page 39, a substantial amount of cash is held by our international operations. Therefore, we may not be able to use all of our cash to reduce our debt on a dollar-for-dollar basis, as reflected in the net debt to net capital ratio.

(Amounts in millions)	March 31, 2018	December 31, 2017
Debt to total capitalization:
Long-term debt	$1,239	$1,098
Current debt maturities	154	154
Cash and cash equivalents	(495)	(526)
Net debt	$898	$726

Total capitalization	$2,714	$2,575
Current debt maturities	154	154
Cash and cash equivalents	(495)	(526)
Net capitalization	$2,373	$2,203

Long-term debt to total capitalization	45.7%	42.6%

Net debt to net capitalization	37.8%	33.0%

Total debt (which includes long-term debt and current debt maturities) grew $141 million versus year-end 2017 levels due to an increase in commercial paper borrowing.
Short Term Borrowings
We can raise cash by issuing commercial paper through a program that is backed by our revolving credit facility with a syndicate of 14 lenders. In November 2017, we increased the borrowing capacity under the facility from $750 million to $800 million and extended the term from May 2021 to November 2022. The credit facility allows us to issue letters of credit totaling up to $250 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2018	December 31, 2017
Total program authorized	$800	$800
Commercial paper outstanding (classified as long-term debt)	141	—
Letters of credit issued under the credit agreement	—	—
Total program usage	141	—
Total program available	$659	$800
The average and maximum amounts of commercial paper outstanding during the first quarter of 2018 were $80 million and $147 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $51 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our revolving credit agreement discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

With cash on hand, operating cash flow, our commercial paper program, and our ability to access the capital markets we believe we have sufficient funds available to repay maturing debt (including $150 million of 4.4% notes due July 1, 2018), as well as support our ongoing operations, pay dividends, fund future growth (both internally and externally), and repurchase stock.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants. Based on our planned use of cash, we could utilize the full $800 million of commercial paper, and we would expect to remain in compliance with all of the covenants. The covenants currently limit: a) our total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), b) the amount of total secured debt to 15% of our total consolidated assets, and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. For more information about long-term debt, see Note I of the Notes to the Consolidated Financial Statements in our Form 10-K filed February 22, 2018.
Accessibility of Cash
At March 31, 2018 we had cash and cash equivalents of $495 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. The majority of these funds are held in the international accounts of our foreign operations. We do not rely on this foreign cash as a source of funds to support our ongoing U.S. liquidity needs.
TCJA enacted at the end of 2017 imposed a one-time U.S. tax on the earnings that produced our foreign cash. This deemed repatriation tax totaled $56 million and is being paid on a graduated scale over the next eight years. During 2018, we are expecting to repatriate approximately $300 million of foreign cash primarily in the second half of the year. The exact timing and amounts of these cash repatriations are difficult to predict, and are, among other things, subject to local governmental requirements.

If we were to bring all our foreign cash back immediately to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $30 million. However, due to statutory requirements in various jurisdictions, approximately $64 million of this cash is currently inaccessible for repatriation. We did not permanently repatriate any cash during the first quarter of 2018, and repatriated $116 million at little to no added tax cost for the full year 2017.

Cybersecurity Risks
We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. The Company has a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. The General Counsel and the Vice President of Internal Audit (both members of the Cybersecurity Oversight Committee) update the Audit Committee quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although the Company has not experienced any material cybersecurity incident, we have enhanced our cybersecurity protection efforts over the last few years. However, even with this expanded protection, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that advances in attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness and negative impact on stock price and long-term shareholder value.

Contingencies
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. We had, at March 31, 2018, no aggregate litigation contingency accrual (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of accruals for litigation contingencies are estimated to be $23 million, including $20 million for Brazilian VAT matters and $3 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $23 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 26 of the Notes to Consolidated Condensed Financial Statements.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. Please refer to Note 2 to the Consolidated Condensed Financial Statements on page 6 for more information.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was not materially greater than its $1,250 million carrying value at both March 31, 2018 and December 31, 2017. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of March 31, 2018 and December 31, 2017, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its notes. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1.182 billion at March 31, 2018, compared to $1.085 billion at December 31, 2017.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 22, 2018 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•	adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to realize 25-35% contribution margin on incremental unit volume produced utilizing spare capacity;

•	our ability to achieve expected levels of cash flow;

•	our ability to identify and consummate strategically-screened acquisitions;

•	our ability to maintain and grow the profitability of acquired companies;

•	adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including the Tax Cuts and Jobs Act and other tax laws);

•	tariffs imposed by the U.S. Government that result in increased costs of imported raw materials and products that we purchase;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cybersecurity breaches;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	the amount and timing of share repurchases;

•	the loss of one or more of our significant customers; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2018 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2018, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
Beginning January 1, 2018, we implemented ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606). We implemented changes to our controls and procedures related to revenue recognition. The changes included revisions to our existing revenue policies, training, ongoing contract review requirements, and gathering of information required for disclosures.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 16 beginning on page 26 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

ITEM 1A. RISK FACTORS
Our 2017 Annual Report on Form 10-K filed February 22, 2018 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

Technology failures or cybersecurity breaches could have a material adverse effect on our results of operations, reputation, competitiveness, stock price and long-term shareholder value.

We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Technology failures or cybersecurity breaches of a new or existing infrastructure could create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that advances in attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness and negative impact on stock price and long-term shareholder value.

Tariffs imposed by the United States government resulting in increased costs of imports could have a material adverse effect on our results of operations.

The United States recently imposed broad-ranging tariffs of 25% on imports of steel products and 10% on imports of aluminum products.  The Administration has also compiled a long list of products under consideration for potential tariffs on imports from China. After a period of notice and consultation, the list could be finalized and tariffs implemented, potentially including some products imported by us from China. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.

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

A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability. Ongoing trade actions by the Administration, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or higher cost of steel rod.

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

We deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us. We had, at March 31, 2018, no aggregate litigation contingency accrual (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $23 million. If our assumptions or analysis regarding these contingencies is incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $23 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 26 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2018, goodwill and other intangible assets represented $1.0 billion, or 28% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $840 million, or 23% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2018	239	$47.73	—	10,000,000
February 2018	540,000	$44.69	540,000	9,460,000
March 2018	570,998	$44.93	570,998	8,889,002
Total	1,111,237	$44.82	1,110,998

[1]
This number includes 239 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes in option exercises and stock unit conversions, as well as forfeitures of stock units, all of which totaled 114,645 shares for the first quarter.

[2]
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 5. OTHER INFORMATION
Amendment to Procedure for Shareholder Recommendation of Board Nominees

As previously reported, the Nominating & Corporate Governance (“N&CG”) Committee, on February 20, 2018, amended the Company’s procedure for identifying and nominating director candidates to strengthen the Committee's support for diversity. The amended provisions provide that, while nominations for the Board will be based on merit and experience, the Committee recognizes the benefits of a diverse Board and will strive to select director candidates who will maintain and strengthen the Board's diversity. The Committee expanded the list of nondiscriminatory factors in the selection of directors to include ethnicity and age. This process also applies to shareholder recommendations of director nominees. The complete procedure is available at www.leggett-search.com/governance, under Corporate Governance, Director Nomination Procedure.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated Severance Benefit Agreement between the Company and Scott S. Douglas, dated December 30, 2008, filed February 22, 2018 as Exhibit 10.7 to the Company’s Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

10.2	2018 Award Formula under the Company’s 2014 Key Officers Incentive Plan, filed March 26, 2018 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3	Summary Sheet of Executive Compensation, filed March 26, 2018 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2018 and March 31, 2017; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2017; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 8, 2018	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: May 8, 2018	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer