Form 10-Q
period 2018-06-30
LEGGETT & PLATT INC
filed 2018-08-03
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 27, 2018: 130,160,438

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$446.4	$526.1
Trade receivables, net	610.0	522.3
Other receivables, net	39.8	72.8
Total receivables, net	649.8	595.1
Inventories
Finished goods	332.2	285.6
Work in process	51.4	53.0
Raw materials and supplies	320.3	283.4
LIFO reserve	(69.7)	(50.9)
Total inventories, net	634.2	571.1
Prepaid expenses and other current assets	52.4	74.2
Total current assets	1,782.8	1,766.5
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,256.8	1,210.6
Buildings and other	639.9	626.0
Land	42.8	40.6
Total property, plant and equipment	1,939.5	1,877.2
Less accumulated depreciation	1,230.2	1,213.3
Net property, plant and equipment	709.3	663.9
OTHER ASSETS
Goodwill	839.0	822.2
Other intangibles, less accumulated amortization of $156.9 and $151.7 as of June 30, 2018 and December 31, 2017, respectively	182.5	169.1
Sundry	130.4	129.1
Total other assets	1,151.9	1,120.4
TOTAL ASSETS	$3,644.0	$3,550.8
CURRENT LIABILITIES
Current maturities of long-term debt	$153.7	$153.8
Accounts payable	450.6	430.3
Accrued expenses	254.4	303.4
Other current liabilities	78.2	88.7
Total current liabilities	936.9	976.2
LONG-TERM LIABILITIES
Long-term debt	1,298.0	1,097.9
Other long-term liabilities	191.5	202.9
Deferred income taxes	89.0	83.0
Total long-term liabilities	1,578.5	1,383.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	519.7	514.7
Retained earnings	2,572.6	2,511.3
Accumulated other comprehensive income (loss)	(48.7)	(9.5)
Treasury stock	(1,917.4)	(1,828.3)
Total Leggett & Platt, Inc. equity	1,128.2	1,190.2
Noncontrolling interest	.4	.6
Total equity	1,128.6	1,190.8
TOTAL LIABILITIES AND EQUITY	$3,644.0	$3,550.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2018	2017	2018	2017
Net sales	$2,131.3	$1,949.6	$1,102.5	$989.3
Cost of goods sold	1,682.9	1,492.2	871.5	758.6
Gross profit	448.4	457.4	231.0	230.7
Selling and administrative expenses	212.5	210.8	107.8	104.7
Amortization of intangibles	10.1	9.8	5.1	4.7
Other (income) expense, net	(2.7)	(1.4)	(3.0)	(1.0)
Earnings from continuing operations before interest and income taxes	228.5	238.2	121.1	122.3
Interest expense	30.4	21.0	16.0	10.4
Interest income	4.8	3.5	2.4	1.5
Earnings from continuing operations before income taxes	202.9	220.7	107.5	113.4
Income taxes	39.9	47.0	22.4	25.8
Earnings from continuing operations	163.0	173.7	85.1	87.6
Earnings (loss) from discontinued operations, net of tax	—	—	—	—
Net earnings	163.0	173.7	85.1	87.6
Earnings attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$162.9	$173.7	$85.0	$87.6
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.21	$1.27	$.63	$.64
Diluted	$1.20	$1.26	$.63	$.64
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.21	$1.27	$.63	$.64
Diluted	$1.20	$1.26	$.63	$.64

Cash dividends declared per share	$.74	$.70	$.38	$.36

Weighted average shares outstanding
Basic	134.7	136.4	134.1	136.0
Diluted	135.7	137.8	135.0	137.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2018	2017	2018	2017
Net earnings	$163.0	$173.7	$85.1	$87.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	(39.1)	44.1	(55.8)	29.8
Cash flow hedges	(1.3)	4.6	(3.6)	2.1
Defined benefit pension plans	1.1	1.1	.7	.5
Other comprehensive income	(39.3)	49.8	(58.7)	32.4
Comprehensive income	123.7	223.5	26.4	120.0
Less: comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to Leggett & Platt, Inc.	$123.7	$223.5	$26.4	$120.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
OPERATING ACTIVITIES
Net earnings	$163.0	$173.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	51.5	47.7
Amortization of intangibles and debt issuance costs	15.7	14.5
Long-lived asset impairments	.2	.1
Provision for losses on accounts and notes receivable	1.4	.8
Writedown of inventories	3.1	4.0
Net gain from sales of assets and businesses	(1.7)	(.5)
Deferred income tax expense	1.3	5.1
Stock-based compensation	19.2	20.2
Other, net	4.3	.1
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(86.3)	(72.4)
Inventories	(53.4)	(51.8)
Other current assets	(7.7)	(7.2)
Accounts payable	19.9	24.2
Accrued expenses and other current liabilities	(5.9)	(2.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	124.6	156.1
INVESTING ACTIVITIES
Additions to property, plant and equipment	(81.2)	(79.1)
Purchases of companies, net of cash acquired	(90.2)	(38.8)
Proceeds from sales of assets and businesses	1.9	1.6
Other, net	(2.9)	(7.8)
NET CASH USED FOR INVESTING ACTIVITIES	(172.4)	(124.1)
FINANCING ACTIVITIES
Payments on long-term debt	(1.7)	(5.7)
Change in commercial paper and short-term debt	191.7	220.7
Dividends paid	(94.8)	(90.4)
Issuances of common stock	.5	1.9
Purchases of common stock	(107.8)	(115.2)
Purchase of remaining interest in noncontrolling interest	—	(2.6)
Additional consideration paid on prior year acquisitions	(8.0)	(1.8)
Other, net	(.2)	—
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(20.3)	6.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11.6)	14.3
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79.7)	53.2
CASH AND CASH EQUIVALENTS—January 1,	526.1	281.9
CASH AND CASH EQUIVALENTS—June 30,	$446.4	$335.1
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

Reclassifications
Due to required retrospective application, certain reclassifications have been made to the prior period's information in the Consolidated Condensed Statements of Operations to conform to the 2018 presentation of "Cost of goods sold", "Selling and administrative expenses" and "Other (income) expense, net" for new accounting guidance associated with pension costs (see Note 2 - Accounting Standard Updates).

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

Adopted in 2018:

•	On January 1, 2018, we adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) as discussed in Note 3.

•
ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”:  This ASU requires employers to disaggregate the service cost from other components of net periodic benefit costs and to disclose the income statement line item in which each component is included.  This guidance requires service costs to be reported in the same line item as other compensation costs, and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets and actuarial gains and losses) to be reported outside of operating income. We adopted this guidance on January 1, 2018.  Application was required on a retrospective basis and resulted in a reclassification of $1.9 and $.9 of expense from “Cost of goods sold” and “Selling and administrative expenses” into “Other (income) expense, net” for the six months ended and three months ended June 30, 2017, respectively.  Refer to Note 11 for further information.

•
ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (SAB 118):  This ASU allows SEC registrants to record provisional amounts in earnings due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act (TCJA). We recognized the estimated income tax effects of the TCJA in accordance with SAB 118. Refer to Note 15 for further information.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”:  We adopted this guidance on January 1, 2018, and it did not materially impact our financial statements.

To be adopted in future years:

•
ASU 2016-02 “Leases” (Topic 842): Requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. We plan to adopt the standard as of the first quarter of 2019. We have assembled a cross-functional implementation team and are assessing all potential impacts of the standard. The implementation team has gathered the data required to account for leases under the new standard, and has selected a third-party lease accounting software.  In addition, we continue to identify and implement the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. We believe our assets and liabilities will increase for the adoption of this standard through the recording of these right-of-use assets and corresponding lease liabilities. We continue to evaluate its impact on our statements of operations and cash flows.

•
ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”: This ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this ASU are effective January 1, 2019, with early adoption permitted. We are currently evaluating the effect of the ASU on our results of operations, financial condition and cash flows.

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

3. REVENUE

Initial adoption of new ASU

On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $2.3 reduction to the opening balance of "Retained earnings". The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the new standard to be immaterial to our sales, net earnings, balance sheet and cash flows on an ongoing basis.

Substantially all of our revenue continues to be recognized when products are shipped from our facilities or upon delivery to our customers' facilities. Topic 606 also provided clarity that resulted in reclassifications to or from "Net sales" and "Cost of goods sold".

The cumulative effect of applying Topic 606 to our Consolidated Condensed Balance Sheet was as follows:

	Balance at December 31, 2017 as Previously Reported	Topic 606 Adjustments	Balance at January 1, 2018
Current assets	$1,766.5	$—	$1,766.5
Net property, plant and equipment	663.9	—	663.9
Other assets [1]	1,120.4	.7	1,121.1
Total assets	$3,550.8	$.7	$3,551.5

Other current liabilities [2]	$88.7	$3.0	$91.7
All other current liabilities	887.5	—	887.5
Long-term liabilities	1,383.8	—	1,383.8
Retained earnings	2,511.3	(2.3)	2,509.0
Other equity	(1,320.5)	—	(1,320.5)
Total liabilities and equity	$3,550.8	$.7	$3,551.5

1 This represents the deferred tax impact related to Topic 606.
2 This adjustment is associated with constraint on the amount of variable consideration.

The effect of applying Topic 606 on our Consolidated Condensed Statement of Operations and Balance Sheet was as follows:

	For the six months ended June 30, 2018			For the three months ended June 30, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Net sales [3]	$2,131.3	$8.2	$2,139.5	$1,102.5	$5.8	$1,108.3
Cost of goods sold [3]	1,682.9	7.8	1,690.7	871.5	4.8	876.3
Gross profit	448.4	.4	448.8	231.0	1.0	232.0
Selling and administrative expenses	212.5	—	212.5	107.8	—	107.8
All other	7.4	—	7.4	2.1	—	2.1
Earnings from continuing operations before interest and income taxes	228.5	.4	228.9	121.1	1.0	122.1
Net interest expense	25.6	—	25.6	13.6	—	13.6
Income taxes	39.9	.1	40.0	22.4	.2	22.6
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	(.1)	—	(.1)
Net earnings	$162.9	$.3	$163.2	$85.0	$.8	$85.8

3 Primarily associated with a reclassification of customer reimbursements of tooling cost from "Net sales" to "Cost of goods sold" and adjustments for variable consideration.

	June 30, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Current assets	$1,782.8	$—	$1,782.8
Net property, plant and equipment	709.3	—	709.3
Other assets	1,151.9	(.7)	1,151.2
Total assets	$3,644.0	$(.7)	$3,643.3

Other current liabilities	$78.2	$(2.9)	$75.3
All other current liabilities	858.7	—	858.7
Long-term liabilities	1,578.5	—	1,578.5
Retained earnings	2,572.6	2.2	2,574.8
Other equity	(1,444.0)	—	(1,444.0)
Total liabilities and equity	$3,644.0	$(.7)	$3,643.3

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. For the six and three months ended June 30, 2018, substantially all of our revenue was recognized upon transfer of control of our products to our customers, which was generally upon shipment from our facilities or upon delivery to our customers' facilities and was dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all of any unsatisfied performance obligations as of June 30, 2018, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
Sales, value added, and other taxes collected in connection with revenue-producing activities are excluded from revenue.
Sales Allowances and Returns
The amount of consideration we receive and revenue we recognize varies with changes in various sales allowances, discounts and rebates (variable consideration) that we offer to our customers. We reduce revenue by our estimates of variable consideration based on contract terms and historical experience. Changes in estimates of variable consideration for the six and three months ended June 30, 2018 were not material.
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at June 30, 2018.
Practical Expedients
We have elected to apply the following practical expedients.

•
The existence of a significant financing component - We expect that at contract inception, the time period between when we transfer a promised good to our customer and our receipt of payment from that customer for that good will be one year or less (our typical trade terms are 30 to 60 days for U.S. customers and up to 90 days for our international customers).

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

	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018

Residential Products
Bedding group	$442.4	$221.4
Fabric & Flooring Products group [4]	361.0	199.7
Machinery group	33.5	17.7
	836.9	438.8
Industrial Products
Wire group	178.4	96.4
	178.4	96.4
Furniture Products
Home Furniture group	200.0	99.4
Work Furniture group	145.9	74.2
Consumer Products group	226.8	117.8
	572.7	291.4
Specialized Products
Automotive group	427.8	215.7
Aerospace Products group	76.8	37.0
Hydraulic Cylinders group	38.7	23.2
	543.3	275.9
	$2,131.3	$1,102.5
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
A summary of segment results from continuing operations are shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended June 30, 2018
Residential Products	$438.8	$4.7	$443.5	$40.0
Industrial Products	96.4	74.1	170.5	13.4
Furniture Products	291.4	3.6	295.0	16.3
Specialized Products	275.9	.6	276.5	51.9
Intersegment eliminations and other				(.5)
	$1,102.5	$83.0	$1,185.5	$121.1
Three Months Ended June 30, 2017
Residential Products	$407.8	$4.2	$412.0	$50.2
Industrial Products	75.9	63.3	139.2	7.1
Furniture Products	267.2	4.4	271.6	20.3
Specialized Products	238.4	1.7	240.1	44.1
Intersegment eliminations and other				.6
	$989.3	$73.6	$1,062.9	$122.3

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Six Months Ended June 30, 2018
Residential Products	$836.9	$9.3	$846.2	$75.0
Industrial Products	178.4	144.5	322.9	22.4
Furniture Products	572.7	6.5	579.2	34.3
Specialized Products	543.3	1.3	544.6	98.0
Intersegment eliminations and other				(1.2)
	$2,131.3	$161.6	$2,292.9	$228.5
Six Months Ended June 30, 2017
Residential Products	$799.1	$9.0	$808.1	$92.7
Industrial Products	145.7	128.9	274.6	15.9
Furniture Products	532.0	10.7	542.7	40.6
Specialized Products	472.8	3.6	476.4	87.1
Intersegment eliminations and other				1.9
	$1,949.6	$152.2	$2,101.8	$238.2

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

	June 30, 2018	December 31, 2017
Residential Products	$597.8	$554.6
Industrial Products	162.3	150.0
Furniture Products	271.5	245.7
Specialized Products	335.9	271.7
Average current liabilities included in segment numbers above	626.2	557.0
Unallocated assets [1]	1,570.7	1,693.1
Difference between average assets and period-end balance sheet	79.6	78.7
Total assets	$3,644.0	$3,550.8

1 Unallocated assets consist primarily of goodwill, other intangibles, cash, businesses sold and deferred tax assets.

5. DIVESTITURES

We divested our remaining Commercial Vehicle Products operation in the third quarter of 2017. It did not meet discontinued operations criteria, and was part of the Specialized Products Segment. We realized a pretax loss of $3.3 related to the sale of this business and also completed the sale of real estate associated with this operation, realizing a pretax gain of $23.4 in the fourth quarter of 2017. External sales for this business were $12.6 and EBIT was $.1 for the three months ended June 30, 2017. For the six months ended June 30, 2017, external sales for this business were $21.4 and EBIT was ($1.3).

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
The following table contains the LIFO expense included in continuing operations for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
LIFO expense	$18.8	$2.5	$12.8	$2.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Earnings:
Earnings from continuing operations	$163.0	$173.7	$85.1	$87.6
Earnings attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	162.9	173.7	85.0	87.6
Earnings from discontinued operations, net of tax	—	—	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$162.9	$173.7	$85.0	$87.6

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	134.7	136.4	134.1	136.0
Dilutive effect of stock-based compensation	1.0	1.4	.9	1.4
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.7	137.8	135.0	137.4

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.21	$1.27	$.63	$.64
Discontinued operations	—	—	—	—
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.21	$1.27	$.63	$.64
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.20	$1.26	$.63	$.64
Discontinued operations	—	—	—	—
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.20	$1.26	$.63	$.64

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.1	—	.1	—

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2018		December 31, 2017
	Current	Long-term	Current	Long-term
Trade accounts receivable	$614.2	$—	$526.1	$—
Trade notes receivable	1.2	1.4	1.0	1.2
Total trade receivables	615.4	1.4	527.1	1.2
Other notes receivable	—	24.7	—	24.7
Insurance receivables	.9	—	43.0	—
Taxes receivable, including income taxes	26.1	—	15.0	—
Other receivables	12.8	—	14.8	—
Subtotal other receivables	39.8	24.7	72.8	24.7
Total trade and other receivables	655.2	26.1	599.9	25.9
Allowance for doubtful accounts:
Trade accounts receivable	(5.3)	—	(4.7)	—
Trade notes receivable	(.1)	—	(.1)	(.1)
Total trade receivables	(5.4)	—	(4.8)	(.1)
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	(5.4)	—	(4.8)	(.1)
Total net receivables	$649.8	$26.1	$595.1	$25.8
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2017	Add: Charges	Less: Net Charge-offs/ (Recoveries)	Balance at June 30, 2018
Trade accounts receivable	$4.7	$1.5	$.9	$5.3
Trade notes receivable	.2	(.1)	—	.1
Total trade receivables	4.9	1.4	.9	5.4
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	$4.9	$1.4	$.9	$5.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$4.1	$.5	$3.6	$.7
Discounts on various stock awards:
Deferred Stock Compensation Program	.9	—	1.2	—
Stock-based retirement plans	.5	—	.7	—
Discount Stock Plan	.6	—	.6	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	.6	.6	—	—
2018 PSU - EBIT CAGR based 2B	1.5	1.6	—	—
2017 and prior PSU awards 2C	1.9	—	2.7	2.1
Restricted Stock Unit awards	1.0	—	1.2	—
Profitable Growth Incentive (PGI) awards [3]	1.2	1.2	.8	.9
Other, primarily non-employee directors restricted stock	.4	—	.5	—
Total stock-based compensation expense	12.7	$3.9	11.3	$3.7
Employee contributions for above stock plans	6.5		8.9
Total stock-based compensation	$19.2		$20.2

Tax benefits on stock-based compensation expense	$3.0		$4.1
Tax benefits on stock-based compensation payments	.9		10.1
Total tax benefits associated with stock-based compensation	$3.9		$14.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$2.2	$.3	$2.2	$.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.4	—	.5	—
Stock-based retirement plans	.3	—	.4	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	.3	.3	—	—
2018 PSU - EBIT CAGR based 2B	.9	.9	—	—
2017 and prior PSU awards 2C	1.0	.1	1.4	1.9
Restricted Stock Unit awards	.5	—	.6	—
Profitable Growth Incentive (PGI) awards [3]	.7	.7	.4	.4
Other, primarily non-employee directors restricted stock	.1	—	.3	—
Total stock-based compensation expense	6.7	$2.3	6.1	$2.6
Employee contributions for above stock plans	3.8		3.8
Total stock-based compensation	$10.5		$9.9

Tax benefits on stock-based compensation expense	$1.6		$2.2
Tax benefits on stock-based compensation payments	.3		1.3
Total tax benefits associated with stock-based compensation	$1.9		$3.5

Included below is the activity in our most significant stock-based plans:

1 Stock-Based Retirement Plans

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

We plan to merge the SBP with the Company's 401(k) plan on December 31, 2018. After the merger, Company stock will be added to the 401(k) plan as an investment option and participants may elect up to 20% of their contributions into Company stock beginning on January 1, 2019. Participants currently may contribute up to 100% of their contributions into Company stock.

2 PSU Awards
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

For outstanding 2016 and 2017 awards, we intend to pay 65% in shares of our common stock and 35% in cash; although, we reserve the right to pay up to 100% in cash.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Cash settlements are recorded as a liability and adjusted to fair value at each reporting period. We elected to pay the 2015 award (paid in the first quarter 2018) in cash.

 2A 2018 PSU - TSR based
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

2B 2018 PSU - EBIT CAGR based
50% of each 2018 PSU award is based upon the Company's or applicable segment's EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR portion of this award contains the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•
A performance condition—Awards are based on achieving specified EBIT CAGR performance targets for the Company's or applicable segment's EBIT during the third year of the performance period compared to the EBIT during the fiscal year immediately preceding the performance period. Participants will earn from 0% to 200% of the base award.

In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period by eliminating PGI awards, in January 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period.

2C 2017 and Prior PSU Awards
The 2017 and prior PSU awards are based solely on relative TSR. Vesting conditions are the same as (2A) above other than a maximum payout of 175% of the base award.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s based on TSR for the periods presented.

	Six Months Ended June 30,
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

Six Months Ended June 30,
2018
Total shares base award	.1
Grant date per share fair value	$40.92
Vesting period in years	2.5

3 PGI Awards

In 2017 and prior years certain key management employees participated in a PGI program. The PGI awards were issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on the Company's or applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2017 base target PGI awards were less than .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash; although, we reserve the right to pay up to 100% in cash. We elected to pay the 2016 award (paid in the first quarter of 2018) in cash. Both components are adjusted to fair value at each reporting period.

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

	Six Months Ended June 30,
	2018	2017
Accounts receivable	$12.9	$7.8
Inventory	16.0	5.3
Property, plant and equipment	26.5	4.5
Goodwill	26.4	13.1
Other intangible assets, primarily customer-related intangibles	26.5	17.9
Other current and long-term assets	.8	.1
Current liabilities	(10.1)	(3.8)
Long-term liabilities	(10.2)	(3.5)
Non-controlling interest	—	(.5)
Fair value of net identifiable assets	88.8	40.9
Less: Additional consideration (receivable) payable	(1.4)	2.1
Net cash consideration	$90.2	$38.8

The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2018	2	Residential Products; Specialized Products	Manufacturer and distributor of silt fence; Global manufacturer of engineered hydraulic cylinders

June 30, 2017	2	Residential Products; Furniture Products	Distributor and installer of geosynthetic products; Surface-critical bent tube components
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

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At June 30, 2018 and December 31, 2017, our liability for these future payments was $10.7 ($1.5 current and $9.2 long-term) and $16.5 ($8.9 current and $7.6 long-term), respectively.  Components of the liability are based on estimates and future events, and the amounts may fluctuate significantly until the payment dates. Additional consideration, including interest, paid on prior year acquisitions was $8.0 and $1.8 for the six months ended June 30, 2018 and 2017, respectively.

A brief description of our acquisition activity by year for the periods presented is included below.
2018
On May 21, 2018, we acquired a manufacturer and distributor of silt fence, a core product for our Geo Components business unit, for $2.7.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On January 31, 2018, we acquired Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The purchase price was $86.1. PHC serves a market of mainly large Original Equipment Manufacturer (OEM) customers utilizing highly engineered, co-designed components with long product life-cycles, yet representing a small percentage of the end product’s cost. PHC represents a new growth platform and forms a new business group entitled Hydraulic Cylinders within the Specialized Products segment.
2017
We acquired two businesses in the first six months of 2017:

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

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Components of net pension expense
Service cost	$2.0	$2.5	$1.0	$1.3
Interest cost	4.1	5.6	2.1	2.8
Expected return on plan assets	(5.8)	(6.7)	(2.9)	(3.3)
Recognized net actuarial loss	1.4	2.3	.7	1.1
Net pension expense	$1.7	$3.7	$.9	$1.9

The components of net pension expense other than the service cost component are included in the line item "Other (income) expense, net" in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2018	$1,190.8	$2,511.3	$516.7	$(1,828.3)	$.6	$(9.5)
Effect of accounting change on prior years (Topic 606-See Note 3)	(2.3)	(2.3)	—	—	—	—
Adjusted beginning balance, January 1, 2018	1,188.5	2,509.0	516.7	(1,828.3)	.6	(9.5)
Net earnings	163.0	162.9	—	—	.1	—
Dividends declared	(96.7)	(99.3)	2.6	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(107.8)	—	—	(107.8)	—	—
Treasury stock issued	7.0	—	(11.7)	18.7	—	—
Foreign currency translation adjustments	(39.1)	—	—	—	(.1)	(39.0)
Cash flow hedges, net of tax	(1.3)	—	—	—	—	(1.3)
Defined benefit pension plans, net of tax	1.1	—	—	—	—	1.1
Stock-based compensation transactions, net of tax	14.1	—	14.1	—	—	—
Ending balance, June 30, 2018	$1,128.6	$2,572.6	$521.7	$(1,917.4)	$.4	$(48.7)

	Six Months Ended June 30, 2017
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2017	$1,094.0	$2,410.5	$508.2	$(1,713.5)	$2.4	$(113.6)
Effect of accounting change on prior years (Topic 740)	1.2	1.2	—	—	—	—
Adjusted beginning balance, January 1, 2017	1,095.2	2,411.7	508.2	(1,713.5)	2.4	(113.6)
Net earnings	173.7	173.7	—	—	—	—
Dividends declared	(92.7)	(95.2)	2.5	—	—	—
Treasury stock purchased	(118.3)	—	—	(118.3)	—	—
Treasury stock issued	12.5	—	(19.4)	31.9	—	—
Foreign currency translation adjustments	44.1	—	—	—	—	44.1
Cash flow hedges, net of tax	4.6	—	—	—	—	4.6
Defined benefit pension plans, net of tax	1.1	—	—	—	—	1.1
Stock-based compensation transactions, net of tax	16.0	—	16.0	—	—	—
Purchase of remaining interest in noncontrolling interest, net of acquisitions	(2.6)	—	(.7)	—	(1.9)	—
Ending balance, June 30, 2017	$1,133.6	$2,490.2	$506.6	$(1,799.9)	$.5	$(63.8)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$40.5	$(11.5)	$(38.5)	$(9.5)
Other comprehensive income (loss)	(39.1)	(2.4)	.1	(41.4)
Reclassifications, pretax [1]	—	.8	1.4	2.2
Income tax effect	—	.3	(.4)	(.1)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2018	$1.5	$(12.8)	$(37.4)	$(48.7)

Balance, January 1, 2017	$(38.6)	$(17.8)	$(57.2)	$(113.6)
Other comprehensive income (loss)	44.1	1.9	(.5)	45.5
Reclassifications, pretax [2]	—	4.2	2.3	6.5
Income tax effect	—	(1.5)	(.7)	(2.2)
Balance, June 30, 2017	$5.5	$(13.2)	$(56.1)	$(63.8)

[1] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(1.9)	$—	$(1.9)
Cost of goods sold; selling and administrative expenses	—	.5	—	.5
Interest expense	—	2.2	—	2.2
Other income (expense), net	—	—	1.4	1.4
Total reclassifications, pretax	$—	$.8	$1.4	$2.2

[2] 2017 pretax reclassifications are comprised of:
Net sales	$—	$1.8	$—	$1.8
Cost of goods sold; selling and administrative expenses	—	.3	—	.3
Interest expense	—	2.1	—	2.1
Other income (expense), net	—	—	2.3	2.3
Total reclassifications, pretax	$—	$4.2	$2.3	$6.5

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

•	Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$269.9	$—	$269.9
Derivative assets (Note 14)	—	1.0	—	1.0
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	35.4	—	—	35.4
Total assets	$35.4	$270.9	$—	$306.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$4.2	$—	$4.2
Liabilities associated with the ESUP [1]	35.6	—	—	35.6
Total liabilities	$35.6	$4.2	$—	$39.8

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$236.4	$—	$236.4
Derivative assets [1] (Note 14)	—	3.9	—	3.9
Diversified investments associated with the ESUP [1]	34.0	—	—	34.0
Total assets	$34.0	$240.3	$—	$274.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$1.9	$—	$1.9
Liabilities associated with the ESUP [1]	34.4	—	—	34.4
Total liabilities	$34.4	$1.9	$—	$36.3
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was not materially different from its June 30, 2018 and December 31, 2017 $1,250.0 carrying value.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as of the valuation date. (iv) Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.
Goodwill Impairment Reviews
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment review in the second quarter. The 2018 and 2017 goodwill impairment reviews indicated no goodwill impairments.

For the 2018 testing, we elected to test goodwill for all reporting units for impairment using a quantitative approach.  The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the table below:

Fair Value over Carrying Value divided by Carrying Value	June 30, 2018 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 100% [1]	$181.3	4.7% - 5.2%	3%	9.0% - 9.5%
101% - 300%	504.6	1.8% - 5.0%	3%	8.5% - 10.0%
301% - 600%	153.1	5.7% - 12.4%	3%	9.0% - 10.0%
	$839.0	1.8% - 12.4%	3%	8.5% - 10.0%
1 All reporting units in this category exceeded 90%, except for the Hydraulic Cylinders reporting unit (acquired in the first quarter of 2018), to which carrying value approximates fair value.

14. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges
Derivative financial instruments that we use to hedge forecasted transactions and anticipated cash flows are as follows:

Currency Cash Flow Hedges—The foreign currency hedges manage risk associated with exchange rate volatility of various currencies.

Interest Rate Cash Flow Hedges—We have also occasionally used interest rate cash flow hedges to manage interest rate risks.
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2018
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and Swiss subsidiaries	Dec 2019	$145.2	$.2	$.1	$1.4	$.4
Future DKK sales of Polish subsidiary	Mar 2020	26.3	—	—	.5	.2
Future EUR sales of UK, Chinese and Swiss subsidiaries	Dec 2019	41.0	.3	—	—	.1
Future MXN purchases of a USD subsidiary	Jun 2019	6.3	—	—	.3	—
Total cash flow hedges			.5	.1	2.2	.7
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, GBP, PLN and USD)	Dec 2018	48.0	.3	—	.4	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR, JPY and USD) exposed to the CNY	Jun 2019	23.5	.1	—	.2	—
Hedge of USD Cash on CHF subsidiary	Aug 2018	25.4	—	—	.7	—
Total derivatives not designated as hedging instruments			.1	—	.9	—
			$.9	$.1	$3.5	$.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2017
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and Swiss subsidiaries	Mar 2019	$158.1	$2.2	$.2	$.5	$—
Future MXN purchases of a USD subsidiary	Mar 2019	6.6	—	—	.5	—
Future JPY sales of a Chinese subsidiary	Dec 2018	11.2	.1	—	—	—
Future DKK sales of a Polish subsidiary	Dec 2018	16.0	.6	—	—	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	Mar 2019	38.8	—	—	.3	.1
Total cash flow hedges			2.9	.2	1.3	.1
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, EUR and USD)	Dec 2018	35.9	.2	—	.5	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR, JPY and USD) exposed to the CNY	Nov 2018	17.0	.3	—	—	—
USD receivable on a CAD subsidiary	Jan 2018	19.0	.3	—	—	—
Total derivatives not designated as hedging instruments			.6	—	—	—
			$3.7	$.2	$1.8	$.1

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2018	2017	2018	2017
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$2.2	$2.1	$1.1	$1.0
Currency cash flow hedges	Net sales	(2.9)	1.4	(1.4)	.1
Currency cash flow hedges	Cost of goods sold	.4	.1	.2	—
Total cash flow hedges		(.3)	3.6	(.1)	1.1
Fair value hedges	Other (income) expense, net	.3	(.4)	(.3)	(.5)

Derivatives not designated as hedging instruments	Other (income) expense, net	.2	(.7)	1.0	(.7)
Total derivative instruments		$.2	$2.5	$.6	$(.1)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15. INCOME TAXES

The U.S. statutory federal income tax rate was significantly impacted by the enactment of TCJA in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 to 21% in 2018. Our income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from these statutory federal income tax rates as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
Increases (decreases) in rate resulting from:
Tax effect of foreign operations	(1.0)	(7.0)	(1.0)	(7.0)
Foreign withholding taxes	2.0	—	2.0	—
Stock-based compensation	(1.0)	(4.0)	—	(1.0)
Tax on global intangible low-taxed income (GILTI)	1.0	—	—	—
Domestic production activities deduction	—	(1.0)	—	(1.0)
Change in valuation allowance	(2.0)	(1.0)	—	(2.0)
Other, net	—	(1.0)	(1.0)	(1.0)
Effective Tax Rate	20.0%	21.0%	21.0%	23.0%

Due to changes in our GILTI assumptions and the corresponding revisions to our calculations, the impact of GILTI on our annual effective income tax rate was reduced. We continue to treat GILTI as a period cost in our estimated annual effective tax rate until such time that we establish our accounting policy, which we will do no later than the fourth quarter of 2018.

At December 31, 2017, we recorded certain estimated amounts related to TCJA in accordance with SAB 118. We refined this estimate in the first quarter and recorded a $3.9 measurement period adjustment related to certain state deferred tax assets as a discrete tax benefit. This item decreased our effective tax rate by 2% for the six months ended June 30, 2018. No SAB 118 adjustments have been identified or recorded for the three months ended June 30, 2018, based on provisional estimates as of July 18, 2018. However, our accounting for these items is also not yet final, but will be completed no later than the fourth quarter of 2018 in accordance with SAB 118 (see Note 2).

16. CONTINGENCIES
We are a party to various proceedings and matters involving employment, intellectual property, environmental, taxation, vehicle-related personal injury and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes. Reference is made to Footnote S "Contingencies" in our Form 10-K filed February 22, 2018 and Note 16 “Contingencies” in our Form 10-Q filed May 8, 2018 for prior disclosure of the below contingencies.
For specific information regarding accruals, cash payments to settle litigation contingencies, and reasonably possible losses in excess of accruals, please see “Accruals and Reasonably Possible Losses in Excess of Accruals” below.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In the fourth quarter of 2017, the Company recorded a $43.0 receivable from the insurance carriers and a $43.0 liability related to this matter, that is included in current assets and current liabilities, respectively, in the Consolidated Condensed Balance Sheets as of December 31, 2017. The amount of self-insured retention to be paid by the Company had previously been accrued in the third quarter of 2016, and, therefore, the settlement had no impact on the Company's 2017 and 2018 earnings.
The settlement was subject to approval by the Cook County, Illinois, Circuit Court, and the Probate Division of the Circuit Court. The Circuit Court approved the reasonableness of the settlement amount on April 17, 2018 and the Probate Division approved the settlement on May 15, 2018. The Company paid the self-insured retention amount in the second quarter. The settlement did not have a material effect on the Company’s financial condition, cash flows or results of operations. This claim has been fully resolved. Other claimants have filed lawsuits related to the traffic accident but these lawsuits are not expected to have a material effect on the Company's financial condition, cash flows or results of operations.

Brazilian Value-Added Tax Matters
All dollar amounts (in millions) presented in this section have been updated since our last filing to reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to uncertainties, and based on current facts, we believe that it is reasonably possible (but not probable) that we may incur losses of $18.4 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian VAT matters. For specific information regarding accruals, and reasonably possible losses in excess of accruals, please see "Accruals and Reasonably Possible Losses in Excess of Accruals" below.
We have $10.6 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $1.9, $.1 and $3.4, respectively. The Federal Revenue Office claimed that for the periods beginning November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil has denied the violations. On December 4, 2015, we filed an Annulment Action related to the $3.4 assessment (for which a $4.0 cash bond was posted, accounting for updated interest), in Camanducaia Judicial District Court seeking to annul the entire assessment. We are awaiting the first level decision with regard to the $3.4 assessment. On June 20, 2018, the Administrative Court of Appeals held a hearing related to the $1.9 assessment and announced their decision to maintain the assessment against L&P Brazil. The written decision was formalized on July 18, 2018. We are awaiting the formal notification to determine our appeal options.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Brazilian Federal Revenue Office where the Federal Revenue Office challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 4, 2014, the Federal Revenue Office issued five additional assessments regarding this same issue (use of credits), covering certain periods of 2011 and 2012. L&P Brazil filed its defense denying these assessments. Combined with the prior assessments, L&P Brazil has received assessments and penalties totaling $2.3 on the same or similar denial of tax credit matters. L&P Brazil has denied the violations. On September 11, 2017,

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

L&P Brazil received an "isolated penalty" from the Federal Revenue Office in the amount of $.2 regarding the use of certain of these credits.
On February 1, 2013, the Brazilian Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, alleging the untimely payment of $.1 of social contributions (social security and social assistance payments) for the period September to October 2010. L&P Brazil argued the payments were not required to be made because of the application of tax credits that were generated by L&P Brazil's use of a correct tariff code for the classification of value-added tax on the sale of mattress innersprings (i.e., the same underlying issue at stake in the other Brazilian matters). On June 26, 2014, the Brazilian Revenue Office issued a new notice of violation against L&P Brazil in the amount of $.6 covering the period from 2011 through 2012 on the same subject matter. L&P Brazil has filed its defense denying the assessments.
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
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil originally seeking $1.5 for the tax years 2006 and 2007. The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.5. On July 31, 2014, L&P Brazil filed an annulment action in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.1 (which included interest from the original assessment date). The Court issued a ruling in our favor on October 27, 2017, nullifying the $3.1 in assessments against L&P Brazil. On April 4, 2018, the State appealed the ruling to the second judicial level. On July 24, 2018, the Sao Paulo State Court of Appeals held a hearing related to the $3.1 assessment and announced their decision to uphold the favorable ruling nullifying the assessment against L&P Brazil. The decision will now be formalized in writing. The State will likely appeal this ruling.
On October 4, 2012, the State of São Paulo issued a Tax Assessment against L&P Brazil in the amount of $1.2 for the tax years 2009 through 2011. Similar to the 2009 assessment (referenced above), the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.1 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment and Imposition of a Fine from the State of São Paulo dated March 27, 2014, in the amount of $.8 (currently secured with a $.9 bond to update for interest) for tax years January 2011 through August 2012 regarding the same subject matter (i.e., the correct tax rate for the collection and payment of value-added tax on mattress innerspring units). L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an annulment action in Sorocaba State Court to annul the entire $.8 assessment. The Court ruled against L&P Brazil on the assessment, but lowered the interest amount. We filed a motion for clarification. The Court upheld its ruling, and we filed an appeal to the Court of Appeals on May 15, 2017. The Court of Appeals upheld the unfavorable Sorocaba State Court ruling, and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017, and this final appeal remains pending.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Litigation contingency accrual - Beginning of period	$.4	$3.2	$—	$3.2
Adjustment to accruals - expense (income)	(.1)	.2	(.1)	.2
Cash (payments) receipts	(.3)	—	.1	—
Litigation contingency accrual - End of period	$—	$3.4	$—	$3.4
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

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of June 30, 2018, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $21.0, including $18.4 for Brazilian VAT matters disclosed above and $2.6 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.

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

Our Segments
Our operations are comprised of 14 business units in four segments, with approximately 22,500 employees, and 120 production facilities located in 18 countries around the world. Our segments are described below.
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute flooring underlayment, fabric, and geo components. This segment generated 37% of our total sales during the first six months of 2018.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products. This segment generated 14% of our total sales during the first six months of 2018.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 25% of our total sales in the first six months of 2018.
Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 24% of our total sales in the first six months of 2018.
Total Shareholder Return
Total Shareholder Return (TSR), relative to peer companies, is the key financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends) / Beginning Stock Price. Our goal is to achieve TSR in the top third of the S&P 500 companies over the long term through an approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.
We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. While our recent performance has not met our top-third target, we continue to strongly believe our disciplined growth strategy and use of capital will support achievement of our goal over time.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs inflated throughout 2017, and have continued to increase in the first half of 2018. Depending on the type of steel input, we have seen varying degrees of inflation in the U.S. Long product, the steel industry term for rod and wire, is up significantly since the end of 2017. Flat product, hot or cold rolled sheet steel, which we purchase for use in several of our businesses, but most heavily in Home Furniture, is also up significantly since the end of 2017. We are implementing price increases to recover most of the higher costs, but with the normal lag in realizing selling price increases, the cost inflation led to margin pressure in the second half of 2017 and in the first half of 2018. In certain instances when our foreign competitors purchase steel in markets that have not experienced significant inflation, particularly flat product in China, it is more difficult for us to pass through U.S.-based steel price increases to our customers.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry were moderately compressed in late 2016, began to increase modestly in the second half of 2017 and further expanded in the first half of 2018. Although steel rod prices continued to increase in the second quarter of 2018, steel scrap prices have remained relatively flat in the second quarter. If these wider metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.
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
Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In 2014, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the orders should be extended for five years. In March 2019, we expect the DOC and the ITC to conduct a second sunset review to determine whether to extend the orders for an additional five years. If it is determined that the revocation of the orders would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC) and material injury to the U.S. innerspring industry (determined by the ITC), the orders will be extended. We believe that, without the extension, it is likely that dumping will recur and the U.S. innerspring industry will be materially injured. As a result, we plan to actively participate in the DOC and ITC sunset reviews.
Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers in 2014 and 2017 have resulted in the imposition of antidumping duties on imports of steel wire rod from China (106% to 110%), Belarus (280%), Italy (12% to 19%), Korea (41%), Russia (437% to 757%), South Africa (135% to 142%), Spain (11% to 33%), Turkey (5% to 8%), Ukraine (35% to 44%), United Arab Emirates (84%), and the United Kingdom (148%), and countervailing duties on imports of steel wire rod from China (178% to 193%), Italy (4% to 44%) and Turkey (4%). These duties will continue through December 2019 (for China) and through December 2022 for the other countries; at which times, respectively, the DOC and the ITC will conduct sunset reviews to determine whether to extend the orders for an additional five years.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
Second Quarter:
Sales were $1,102 million in the current quarter, an 11% increase versus the same quarter last year. Same location sales increased 10%, with volume up 6% and raw material-related price inflation and currency impact contributing 4%. Acquisitions added 3% to sales growth but were partially offset by divestitures, which reduced sales by 2% in the quarter.
Earnings per share (EPS) from continuing operations were $.63, versus $.64 in the second quarter of 2017. The benefit from sales growth was more than offset by higher raw material costs.
Earnings Before Interest and Taxes (EBIT) decreased 1%, to $121 million, with the benefit from sales growth more than offset by higher steel costs (including LIFO expense) and the pricing lag we typically experience in passing along commodity inflation.
LIFO/FIFO and the Effect of Changing Prices
Approximately 50% of our inventories are valued on the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories.
For the full year 2018, we estimate $37.5 million of LIFO expense. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be significantly different from that currently estimated.
The following table contains the LIFO expense included for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
LIFO expense	$18.8	$2.5	$12.8	$2.1
Interest Expense and Income Taxes
2018 interest expense was higher by $9 million and $6 million than the six and three months ended June 30, 2017, respectively, primarily due to the issuance of new debt in the fourth quarter 2017, higher rates on commercial paper, and activity associated with additional consideration to be paid for a prior year acquisition.

Our worldwide effective income tax rate on continuing operations was 20% and 21% for the six and three months ended June 30, 2018, respectively, while the rates for the similar periods in 2017 were 21% and 23%, respectively. The U.S. statutory federal income tax rate was significantly impacted by the enactment of Tax Cuts and Jobs Act (TCJA) in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 to 21% in 2018. Our income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from these statutory federal income tax rates as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
Increases (decreases) in rate resulting from:
Tax effect of foreign operations	(1.0)	(7.0)	(1.0)	(7.0)
Foreign withholding taxes	2.0	—	2.0	—
Stock-based compensation	(1.0)	(4.0)	—	(1.0)
Tax on global intangible low-taxed income	1.0	—	—	—
Domestic production activities deduction	—	(1.0)	—	(1.0)
Change in valuation allowance	(2.0)	(1.0)	—	(2.0)
Other, net	—	(1.0)	(1.0)	(1.0)
Effective Tax Rate	20.0%	21.0%	21.0%	23.0%

Our effective tax rate for the six months ended June 30, 2018, includes a 2% tax benefit due to a first quarter change in the estimated amount we recorded for the TCJA impact on our deferred tax assets at December 31, 2017. No similar adjustments have been identified or recorded for the three months ended June 30, 2018, based on provisional estimates as of July 18, 2018. Further adjustments to our 2017 provisional amount may be required in subsequent quarters until such time our accounting is finalized, which will be completed no later than the fourth quarter in accordance with Staff Accounting Bulletin (SAB) 118 (see Note 2 to the Consolidated Condensed Financial Statements on page 6).
We anticipate an effective tax rate for 2018 of approximately 21%, which includes anticipated tax effects associated with TCJA and certain other expected items, including stock compensation payments, which can fluctuate based on stock price and other factors. Any changes to our 2017 provisional and 2018 expected TCJA amounts could also add some volatility to our anticipated tax rate during the year. Other factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies can also influence our rate.

Discussion of Segment Results
Second Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 10. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change in Sales		% Change in Same Location
			$	%	Sales [1]
Residential Products	$443.5	$412.0	$31.5	7.6%	6.5%
Industrial Products	170.5	139.2	31.3	22.5	22.5
Furniture Products	295.0	271.6	23.4	8.6	8.6
Specialized Products	276.5	240.1	36.4	15.2	11.3
Total	1,185.5	1,062.9	122.6	11.5
Intersegment sales	(83.0)	(73.6)	(9.4)
Trade sales	$1,102.5	$989.3	$113.2	11.4%	10.0%

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Residential Products	$40.0	$50.2	$(10.2)	(20.3)%	9.0%	12.2%
Industrial Products	13.4	7.1	6.3	88.7	7.9	5.1
Furniture Products	16.3	20.3	(4.0)	(19.7)	5.5	7.5
Specialized Products	51.9	44.1	7.8	17.7	18.8	18.4
Intersegment eliminations & other	(.5)	.6	(1.1)
Total	$121.1	$122.3	$(1.2)	(1.0)%	11.0%	12.4%

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $32 million, or 8%, with same location sales up 7%. Sales volume increased 4%, and raw material inflation and currency impact added 3% to sales in the quarter. Prior year acquisitions added 1%.
EBIT decreased $10 million with the benefit from sales growth more than offset by higher raw material costs (including LIFO expense).
Industrial Products
Total sales increased $31 million, or 23%, reflecting steel-related price increases of 16% and volume growth of 7%.
The segment’s EBIT increased $6 million, with improved metal margins at our steel rod mill partially offset by higher LIFO expense.
Furniture Products
Total sales increased $23 million, or 9%, with same location sales up 9%. Sales volume increased 6% with strong growth in Adjustable Bed and Work Furniture partially offset by declines in Home Furniture and Fashion Bed. Raw material-related price increases and currency benefit added 3% to sales growth.
Segment EBIT decreased $4 million, with the benefit from sales growth more than offset by higher steel costs (including LIFO expense).

Specialized Products
Total sales increased $36 million, or 15%, with same location sales up 11%. Sales grew primarily from higher volume in Automotive and Aerospace and a favorable currency impact. The Precision Hydraulic Cylinders acquisition increased sales by 9%, partially offset (5%) by the CVP divestiture.
EBIT increased $8 million primarily from higher volume.

Six Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 10. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change in Sales		% Change in Same Location Sales [1]
			$	%
Residential Products	$846.2	$808.1	$38.1	4.7%	3.7%
Industrial Products	322.9	274.6	48.3	17.6	17.6
Furniture Products	579.2	542.7	36.5	6.7	6.0
Specialized Products	544.6	476.4	68.2	14.3	11.2
Total	2,292.9	2,101.8	191.1	9.1
Intersegment sales	(161.6)	(152.2)	(9.4)
Trade sales	$2,131.3	$1,949.6	$181.7	9.3%	7.9%

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Residential Products	$75.0	$92.7	$(17.7)	(19.1)%	8.9%	11.5%
Industrial Products	22.4	15.9	6.5	40.9	6.9	5.8
Furniture Products	34.3	40.6	(6.3)	(15.5)	5.9	7.5
Specialized Products	98.0	87.1	10.9	12.5	18.0	18.3
Intersegment eliminations & other	(1.2)	1.9	(3.1)
Total	$228.5	$238.2	$(9.7)	(4.1)%	10.7%	12.2%

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $38 million, or 5%, with same location sales up 4%. Sales volume increased slightly, with lower pass-through sales of adjustable beds reducing sales by 1% in the first half of 2018. This was augmented by growth from raw material inflation and currency impact (3%) and prior year acquisition (1%).
EBIT decreased $18 million primarily from higher raw material costs (including LIFO expense).
Industrial Products
Total sales increased $48 million, or 18%, with steel-related price increases contributing 14% to sales growth and volume up 4%.
EBIT increased $7 million, with improved metal margins at our steel rod mill partially offset by higher LIFO expense and other costs.

Furniture Products
Total sales increased $37 million, or 7%, with same location sales up 6%. Volume was up 3% with growth in Adjustable Bed and Work Furniture partially offset by declines in Home Furniture and Fashion Bed. Raw material-related price increases and currency benefit added 3% to sales. A small Work Furniture acquisition in 2017 added 1% to the segment's sales.
Segment EBIT decreased $6 million, with the benefit from sales growth more than offset by higher steel costs (including LIFO expense).
Specialized Products
Total sales increased $68 million, or 14%, with same location sales up 11%. Sales grew from a favorable currency impact (6%) and higher volume (5%). The Precision Hydraulic Cylinders acquisition increased sales by 8%, partially offset (5%) by the CVP divestiture.
EBIT increased $11 million primarily from higher sales volume.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2018 was $125 million, down from $156 million for the same period last year, reflecting increased working capital investment to support higher sales. For 2018, we expect cash from operations to approximate $425 million.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.6% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 42, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	June 30, 2018	December 31, 2017
Current assets	$1,783	$1,767
Current liabilities	937	976
Working capital	846	791
Cash and cash equivalents	446	526
Current debt maturities	154	154
Adjusted working capital	$554	$419
Annualized sales [1]	$4,408	$3,936
Working capital as a percent of annualized sales	19.2%	20.1%
Adjusted working capital as a percent of annualized sales	12.6%	10.6%

1 Annualized sales equal 2nd quarter 2018 sales of $1,102 million and 4th quarter 2017 sales of $984 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2018	December 31, 2017	June 30, 2017		June 30, 2018	December 31, 2017	June 30, 2017
Trade Receivables	$610.0	$522.3	$547.1	DSO [1]	50	45	50

Inventories	$634.2	$571.1	$580.0	DIO [2,4]	66	65	70

Accounts Payable	$450.6	$430.3	$388.3	DPO [3,4]	47	47	47

[1]	Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables)÷2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory)÷2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable)÷2) ÷ (cost of goods sold ÷ number of days in the period).

[4]
2017 ratios have been retrospectively adjusted to reflect the adoption of ASU 2017-07 that resulted in reclassifications between "Cost of goods sold" and "Selling and administrative expenses" into "Other (income) expense, net". See Note 2 to the Consolidated Condensed Financial Statements on page 6.

Trade Receivables - Our trade receivables and our days sales outstanding at June 30, 2018 increased primarily due to increased sales, acquisitions, and timing of payments. Our sales to international customers, which are predominantly in the Specialized Products segment, continue to increase and typically have longer payment terms. We do not believe that the increase in days sales outstanding is indicative of a deterioration of the creditworthiness of our customers, or is reasonably likely to materially impact our liquidity position. Rather, we believe the increase is within a reasonable range of change caused by differences in the timing of sales and cash receipts. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.
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

Inventories - The increase in inventories at June 30, 2018 compared to year-end is primarily due to inflation, higher levels necessary to support sales growth and new programs and acquisitions. Days inventory on hand at June 30, 2018 is within a reasonable historical range. We believe we have established adequate reserves for any slow-moving or obsolete inventories. We continuously monitor our slow-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 120 days. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We have averaged inventory obsolescence charges of $8 million annually for the last three years. Our reserve balances (not including our LIFO reserves) as a percentage of our period-end inventory were approximately 5% at June 30, 2018, which is consistent with our historical average.

Accounts Payable - The increase in accounts payable at June 30, 2018 compared to year-end is primarily due to increased inventory costs and acquisitions. Our payment terms did not change meaningfully since year-end. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options to enhance our DPO.

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
We will continue to make investments to support expansion in businesses and product lines where sales are profitably growing, and for efficiency improvement and maintenance. Due to recently awarded business in Bedding and Adjustable Bed we have increased our full year estimate for capital expenditures by $25 million and expect to spend approximately $185 million in 2018. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
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
In the second quarter of 2018 we acquired a small producer of geo components for a purchase price of $2.7 million. Additional details about acquisitions are discussed in Note 10 on page 19 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2018 should approximate $195 million.
In May, we declared a quarterly dividend of $.38 per share, which represented a $.02, or 5.6%, increase versus second quarter of 2017. This year marks our 47th consecutive annual dividend increase. Our targeted dividend payout ratio is approximately 50-60% of continuing operations adjusted EPS (which exclude special items such as significant tax law impacts, divestiture gains, impairment charges, litigation accruals and settlement proceeds). We expect future dividend growth to approximate earnings growth. Payout for 2018 is expected to be near the midpoint of the target range.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2018, we repurchased 1.3 million shares of our stock (at an average price of $41.02 per share) and issued 0.1 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding decreased to 130.1 million. For the full year, we expect to repurchase approximately 2.5 to 3 million shares and issue approximately 1 million shares for employee benefit plans and option exercises.
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

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2018	December 31, 2017
Long-term debt outstanding:
Scheduled maturities	$1,098	$1,098
Average interest rates [1]	3.7%	3.6%
Average maturities in years [1]	6.5	6.9
Revolving credit/commercial paper [2]	200	—
Average interest rate on period-end balance	2.4%	—%
Average interest rate during the period	2.3%	1.4%
Total long-term debt	1,298	1,098
Deferred income taxes and other liabilities	281	286
Shareholders’ equity and noncontrolling interest	1,129	1,191
Total capitalization	$2,708	$2,575
Unused committed credit:
Long-term	$600	$800
Short-term	—	—
Total unused committed credit [2]	$600	$800
Current maturities of long-term debt	$154	$154
Cash and cash equivalents	$446	$526
Ratio of earnings to fixed charges [3]	6.1 x	8.1 x

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused credit amount is based on our revolving credit facility and commercial paper program which, at year end 2017 and the end of the second quarter of 2018, had $800 million of borrowing capacity.

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
We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures as supplemental information to track leverage trends across time periods with variable levels of cash. Our long-term target is to have net debt as a percentage of net capital in the 30%-40% range. As discussed on page 42, a substantial amount of cash is held by our international operations. Therefore, we may not be able to use all of our cash to reduce our debt on a dollar-for-dollar basis, as reflected in the net debt to net capital ratio.

(Amounts in millions)	June 30, 2018	December 31, 2017
Debt to total capitalization:
Long-term debt	$1,298	$1,098
Current debt maturities	154	154
Cash and cash equivalents	(446)	(526)
Net debt	$1,006	$726

Total capitalization	$2,708	$2,575
Current debt maturities	154	154
Cash and cash equivalents	(446)	(526)
Net capitalization	$2,416	$2,203

Long-term debt to total capitalization	47.9%	42.6%

Net debt to net capitalization	41.6%	33.0%

Total debt (which includes long-term debt and current debt maturities) grew $200 million versus year-end 2017 levels due to an increase in commercial paper borrowing. We retired $150 million of 4.4% notes due July 1, 2018 at maturity.
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

(Amounts in millions)	June 30, 2018	December 31, 2017
Total program authorized	$800	$800
Commercial paper outstanding (classified as long-term debt)	200	—
Letters of credit issued under the credit agreement	—	—
Total program usage	200	—
Total program available	$600	$800
The average and maximum amounts of commercial paper outstanding during the second quarter of 2018 were $164 million and $200 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $51 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our revolving credit agreement discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

With cash on hand, operating cash flow, our commercial paper program, and our ability to access the capital markets we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth (both internally and externally), and repurchase stock.

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
Accessibility of Cash
At June 30, 2018 we had cash and cash equivalents of $446 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. The majority of these funds are held in the international accounts of our foreign operations.
TCJA enacted at the end of 2017 imposed a one-time U.S. tax on the earnings that produced our foreign cash. This deemed repatriation tax totaled $56 million and is being paid on a graduated scale over the next eight years. In the second quarter, we repatriated $123 million of foreign cash and currently expect to repatriate approximately $300 million of cash for the full year. The exact timing and amounts of these cash repatriations are difficult to predict, and are, among other things, subject to local governmental requirements.

If we were to bring all our foreign cash back immediately to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $25 million. We repatriated $123 million and $116 million at little to no added tax cost for the second quarter 2018 and the full year 2017, respectively.

Customer accounts receivable

Bankruptcy, financial difficulties or insolvency can occur with some of our customers relatively quickly and could impact their ability to pay their debts to us.  We have extended trade credit to some of these customers in a material amount, particularly in our Consumer Products and Bedding Groups.  Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

Some retailers that carry our products or our customers’ products may undergo restructurings or reorganizations because of financial difficulty.  Also, certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these customers.  Any of these risks, if realized, could adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Contingencies
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. We had, at June 30, 2018, no aggregate litigation contingency accrual (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of accruals for litigation contingencies are estimated to be $21 million, including $18 million for Brazilian VAT matters and $3 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $21 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 27 of the Notes to Consolidated Condensed Financial Statements.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. Please refer to Note 2 to the Consolidated Condensed Financial Statements on page 6 for more information.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was not materially greater than its $1,250 million carrying value at both June 30, 2018 and December 31, 2017. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of June 30, 2018 and December 31, 2017, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its notes. The fair value of variable rate debt is not significantly different from its recorded amount.
Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1.027 billion at June 30, 2018, compared to $1.085 billion at December 31, 2017.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 22, 2018 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•	adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to realize 25-35% contribution margin on incremental unit volume produced utilizing spare capacity;

•	our ability to achieve expected levels of cash flow;

•	our ability to identify and consummate strategically-screened acquisitions;

•	our ability to maintain and grow the profitability of acquired companies;

•	adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including the Tax Cuts and Jobs Act and other tax laws);

•	tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cybersecurity breaches;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	the amount and timing of share repurchases;

•	the loss of one or more of our significant customers;

•	bankruptcy, financial difficulties or insolvency of our customers; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2018 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2018, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 16 beginning on page 27 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

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

Interruption in our customers’ business due to bankruptcy, financial difficulties or insolvency could result in their inability to pay their debts to us, and could adversely affect our financial condition, results of operations or cash flows.

Bankruptcy, financial difficulties or insolvency can occur with some of our customers relatively quickly and could impact their ability to pay their debts to us.  We have extended trade credit to some of these customers in a material amount, particularly in our Consumer Products and Bedding Groups.  Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

Some retailers that carry our products or our customers’ products may undergo restructurings or reorganizations because of financial difficulty.  Also, certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these customers.  Any of these risks, if realized, could adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Technology failures or cybersecurity breaches could have a material adverse effect on our results of operations, reputation, competitiveness, stock price and long-term shareholder value.

We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Technology failures or cybersecurity breaches of a new or existing infrastructure could create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that advances in attackers’ capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness and negative impact on stock price and long-term shareholder value.

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

We deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us. We had, at June 30, 2018, no aggregate litigation contingency accrual (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $21 million. If our assumptions or analysis regarding these contingencies is incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $21 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 27 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2018, goodwill and other intangible assets represented $1.0 billion, or 28% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $840 million, or 23% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2018	212,479	$40.84	212,479	8,676,523
May 2018	1,058,942	$41.03	1,058,942	7,617,581
June 2018	—	$—	—	7,617,581
Total	1,271,421	$41.00	1,271,421

[1]
All shares were repurchased as part of a publicly announced plan or program. It does not include shares withheld for taxes in option exercises and stock unit conversions, as well as forfeitures of stock units, all of which totaled 9,704 shares for the second quarter.

[2]
On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and shall remain in force until repealed by the Board of Directors.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Summary Sheet of Director Compensation.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2018.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and June 30, 2017; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 3, 2018	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: August 3, 2018	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer