Form 10-Q
period 2018-09-30
LEGGETT & PLATT INC
filed 2018-11-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code (417) 358-8131
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of November 2, 2018: 130,417,754

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$363.5	$526.1
Trade receivables, net	600.7	522.3
Other receivables, net	24.8	72.8
Total receivables, net	625.5	595.1
Inventories
Finished goods	329.1	285.6
Work in process	48.2	53.0
Raw materials and supplies	332.3	283.4
LIFO reserve	(75.6)	(50.9)
Total inventories, net	634.0	571.1
Prepaid expenses and other current assets	44.0	74.2
Total current assets	1,667.0	1,766.5
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,277.0	1,210.6
Buildings and other	651.1	626.0
Land	43.0	40.6
Total property, plant and equipment	1,971.1	1,877.2
Less accumulated depreciation	1,248.1	1,213.3
Net property, plant and equipment	723.0	663.9
OTHER ASSETS
Goodwill	840.3	822.2
Other intangibles, less accumulated amortization of $162.9 and $151.7 as of September 30, 2018 and December 31, 2017, respectively	188.4	169.1
Sundry	130.4	129.1
Total other assets	1,159.1	1,120.4
TOTAL ASSETS	$3,549.1	$3,550.8
CURRENT LIABILITIES
Current maturities of long-term debt	$3.6	$153.8
Accounts payable	428.7	430.3
Accrued expenses	269.5	303.4
Other current liabilities	83.1	88.7
Total current liabilities	784.9	976.2
LONG-TERM LIABILITIES
Long-term debt	1,353.2	1,097.9
Other long-term liabilities	157.4	202.9
Deferred income taxes	87.6	83.0
Total long-term liabilities	1,598.2	1,383.8
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	521.7	514.7
Retained earnings	2,611.7	2,511.3
Accumulated other comprehensive income (loss)	(58.7)	(9.5)
Treasury stock	(1,911.2)	(1,828.3)
Total Leggett & Platt, Inc. equity	1,165.5	1,190.2
Noncontrolling interest	.5	.6
Total equity	1,166.0	1,190.8
TOTAL LIABILITIES AND EQUITY	$3,549.1	$3,550.8
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2018	2017	2018	2017
Net sales	$3,222.8	$2,959.3	$1,091.5	$1,009.7
Cost of goods sold	2,547.3	2,285.4	864.4	793.2
Gross profit	675.5	673.9	227.1	216.5
Selling and administrative expenses	313.2	306.2	100.7	95.4
Amortization of intangibles	15.3	16.0	5.2	6.2
Impairments	.3	4.6	.1	4.5
Other (income) expense, net	(6.2)	(.3)	(3.3)	1.2
Earnings from continuing operations before interest and income taxes	352.9	347.4	124.4	109.2
Interest expense	43.5	31.2	13.1	10.2
Interest income	6.8	5.2	2.0	1.7
Earnings from continuing operations before income taxes	316.2	321.4	113.3	100.7
Income taxes	63.2	64.2	23.3	17.2
Earnings from continuing operations	253.0	257.2	90.0	83.5
Earnings (loss) from discontinued operations, net of tax	—	(.9)	—	(.9)
Net earnings	253.0	256.3	90.0	82.6
Earnings attributable to noncontrolling interest, net of tax	(.1)	—	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$252.9	$256.3	$90.0	$82.6
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.88	$1.89	$.67	$.62
Diluted	$1.87	$1.87	$.67	$.61
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$(.01)	$—	$(.01)
Diluted	$—	$(.01)	$—	$(.01)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.88	$1.88	$.67	$.61
Diluted	$1.87	$1.86	$.67	$.60

Weighted average shares outstanding
Basic	134.4	136.1	133.8	135.7
Diluted	135.4	137.5	134.7	136.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2018	2017	2018	2017
Net earnings	$253.0	$256.3	$90.0	$82.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	(50.0)	69.9	(10.9)	25.8
Cash flow hedges	(.7)	5.4	.6	.8
Defined benefit pension plans	1.5	1.5	.4	.4
Other comprehensive income (loss)	(49.2)	76.8	(9.9)	27.0
Comprehensive income	203.8	333.1	80.1	109.6
Less: comprehensive income attributable to noncontrolling interest	(.1)	(.1)	(.1)	—
Comprehensive income attributable to Leggett & Platt, Inc.	$203.7	$333.0	$80.0	$109.6
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
OPERATING ACTIVITIES
Net earnings	$253.0	$256.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	77.4	71.2
Amortization of intangibles and debt issuance costs	23.6	23.2
Long-lived asset impairments	.3	3.3
Goodwill impairment	—	1.3
Provision for losses on accounts and notes receivable	1.9	.3
Writedown of inventories	4.9	2.9
Net (gain) loss from sales of assets and businesses	(1.8)	.2
Deferred income tax expense	2.0	6.0
Stock-based compensation	26.6	28.1
Pension contributions, net of expense	(18.7)	(7.9)
Other, net	3.4	(5.7)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(76.2)	(79.3)
Inventories	(45.8)	(39.5)
Other current assets	.9	(11.5)
Accounts payable	(.6)	14.4
Accrued expenses and other current liabilities	.2	(1.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	251.1	261.5
INVESTING ACTIVITIES
Additions to property, plant and equipment	(122.6)	(119.0)
Purchases of companies, net of cash acquired	(107.9)	(39.0)
Proceeds from sales of assets and businesses	3.7	12.6
Other, net	(13.5)	(10.1)
NET CASH USED FOR INVESTING ACTIVITIES	(240.3)	(155.5)
FINANCING ACTIVITIES
Additions to long-term debt	—	.6
Payments on long-term debt	(152.3)	(6.4)
Change in commercial paper and short-term debt	251.8	234.2
Dividends paid	(144.2)	(138.0)
Issuances of common stock	4.3	2.0
Purchases of common stock	(112.2)	(156.8)
Purchase of remaining interest in noncontrolling interest	—	(2.6)
Additional consideration paid on prior year acquisitions	(8.6)	(2.0)
Other, net	9.0	—
NET CASH USED FOR FINANCING ACTIVITIES	(152.2)	(69.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21.2)	24.0
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(162.6)	61.0
CASH AND CASH EQUIVALENTS—January 1,	526.1	281.9
CASH AND CASH EQUIVALENTS—September 30,	$363.5	$342.9
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except per share data)
1. INTERIM PRESENTATION
The interim financial statements of Leggett & Platt, Incorporated (we, us or our) included herein have not been audited by an independent registered public accounting firm. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair statement of our financial position and operating results for the periods presented. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.
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

•
ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”:  This ASU requires employers to disaggregate the service cost from other components of net periodic benefit costs and to disclose the income statement line item in which each component is included.  This guidance requires service costs to be reported in the same line item as other compensation costs, and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets and actuarial gains and losses) to be reported outside of operating income. We adopted this guidance on January 1, 2018.  Application was required on a retrospective basis and resulted in a reclassification of $2.9 and $1.0 of expense from “Cost of goods sold” and “Selling and administrative expenses” into “Other (income) expense, net” for the nine months ended and three months ended September 30, 2017, respectively.  Refer to Note 11 for further information.

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

To be adopted in future years:

•
ASU 2016-02 “Leases” (Topic 842): Requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-11, which provides entities with a new transition method where comparative periods presented in financial statements in the period of adoption will not need to be restated.  Under the new transition method, an entity initially applies the provisions of Topic 842 at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We expect to elect this transition method at our adoption date of January 1, 2019.  We also intend to elect the available package of practical expedients not to reassess (1) whether a contract is or contains a lease, (2) lease classification, and (3) initial direct costs. We also intend to elect the practical expedient to use hindsight when determining lease term.

Our cross-functional implementation team continues to assess all potential impacts of the standard.  The implementation team has gathered the data required to account for leases under the new standard and is in the process of implementing our selected third-party lease accounting software.  In addition, we continue to identify and implement the appropriate changes to business processes and controls to support recognition and disclosure under the new standard.  We believe our assets and liabilities will materially increase for the adoption of this standard through the recording of these right-of-use assets and corresponding lease liabilities.  We continue to evaluate its impact on our statements of operations and cash flows.

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

•
ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”:  This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This ASU will be effective January 1, 2020, with early adoption permitted.  We are currently evaluating this guidance.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The cumulative effect of applying Topic 606 to our Consolidated Condensed Balance Sheet was as follows:

	Balance at December 31, 2017 as Previously Reported	Topic 606 Adjustments	Balance at January 1, 2018
Current assets	$1,766.5	$—	$1,766.5
Net property, plant and equipment	663.9	—	663.9
Other assets [1]	1,120.4	.7	1,121.1
Total assets	$3,550.8	$.7	$3,551.5

Other current liabilities [2]	$88.7	$3.0	$91.7
All other current liabilities	887.5	—	887.5
Long-term liabilities	1,383.8	—	1,383.8
Retained earnings	2,511.3	(2.3)	2,509.0
Other equity	(1,320.5)	—	(1,320.5)
Total liabilities and equity	$3,550.8	$.7	$3,551.5

1 This adjustment represents the deferred tax impact related to Topic 606.
2 This adjustment is associated with constraint on the amount of variable consideration.

The effect of applying Topic 606 on our Consolidated Condensed Statement of Operations and Balance Sheet was as follows:

	For the nine months ended September 30, 2018			For the three months ended September 30, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Net sales [3]	$3,222.8	$10.4	$3,233.2	$1,091.5	$2.2	$1,093.7
Cost of goods sold [3]	2,547.3	10.0	2,557.3	864.4	2.2	866.6
Gross profit	675.5	.4	675.9	227.1	—	227.1
Selling and administrative expenses	313.2	—	313.2	100.7	—	100.7
All other	9.4	—	9.4	2.0	—	2.0
Earnings from continuing operations before interest and income taxes	352.9	.4	353.3	124.4	—	124.4
Net interest expense	36.7	—	36.7	11.1	—	11.1
Income taxes	63.2	.1	63.3	23.3	—	23.3
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	—	(.1)	—	—	—
Net earnings	$252.9	$.3	$253.2	$90.0	$—	$90.0

3 Adjustments are primarily associated with a reclassification of customer reimbursements of tooling cost from "Net sales" to "Cost of goods sold" and adjustments for variable consideration.

	September 30, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Current assets	$1,667.0	$—	$1,667.0
Net property, plant and equipment	723.0	—	723.0
Other assets	1,159.1	(.7)	1,158.4
Total assets	$3,549.1	$(.7)	$3,548.4

Other current liabilities	$83.1	$(2.9)	$80.2
All other current liabilities	701.8	—	701.8
Long-term liabilities	1,598.2	—	1,598.2
Retained earnings	2,611.7	2.2	2,613.9
Other equity	(1,445.7)	—	(1,445.7)
Total liabilities and equity	$3,549.1	$(.7)	$3,548.4

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. For the nine and three months ended September 30, 2018, substantially all of our revenue was recognized upon transfer of control of our products to our customers, which was generally upon shipment from our facilities or upon delivery to our customers' facilities and was dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all of any unsatisfied performance obligations as of September 30, 2018, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
Sales, value added, and other taxes collected in connection with revenue-producing activities are excluded from revenue.

Sales Allowances and Returns
The amount of consideration we receive and revenue we recognize varies with changes in various sales allowances, discounts and rebates (variable consideration) that we offer to our customers. We reduce revenue by our estimates of variable consideration based on contract terms and historical experience. Changes in estimates of variable consideration for the nine and three months ended September 30, 2018 were not material.
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at September 30, 2018.
Practical Expedients
We have elected to apply the following practical expedients.

•
The existence of a significant financing component—We expect that at contract inception, the time period between when we transfer a promised good to our customer and our receipt of payment from that customer for that good will be one year or less (our typical trade terms are 30 to 60 days for U.S. customers and up to 90 days for our international customers).

•	Costs of obtaining a contract—We generally expense costs of obtaining a contract because the amortization period would be one year or less.
Revenue by Category
We disaggregate revenue by customer group, which is the same as our product lines for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2018

Residential Products
Bedding group	$679.3	$236.9
Fabric & Flooring Products group [4]	555.2	194.2
Machinery group	48.9	15.4
	1,283.4	446.5
Industrial Products
Wire group	275.8	97.4
	275.8	97.4
Furniture Products
Home Furniture group	291.9	91.9
Work Furniture group	217.5	71.6
Consumer Products group	357.4	130.6
	866.8	294.1
Specialized Products
Automotive group	623.5	195.7
Aerospace Products group	112.6	35.8
Hydraulic Cylinders group	60.7	22.0
	796.8	253.5
	$3,222.8	$1,091.5
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A summary of segment results from continuing operations are shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended September 30, 2018
Residential Products	$446.5	$3.4	$449.9	$43.0
Industrial Products	97.4	76.0	173.4	25.2
Furniture Products	294.1	3.9	298.0	14.0
Specialized Products	253.5	.7	254.2	43.5
Intersegment eliminations and other				(1.3)
	$1,091.5	$84.0	$1,175.5	$124.4
Three Months Ended September 30, 2017
Residential Products	$426.7	$4.5	$431.2	$50.5
Industrial Products	71.2	63.8	135.0	1.1
Furniture Products	284.0	3.7	287.7	24.5
Specialized Products	227.8	1.9	229.7	34.2
Intersegment eliminations and other				(1.1)
	$1,009.7	$73.9	$1,083.6	$109.2

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Nine Months Ended September 30, 2018
Residential Products	$1,283.4	$12.7	$1,296.1	$118.0
Industrial Products	275.8	220.5	496.3	47.6
Furniture Products	866.8	10.4	877.2	48.3
Specialized Products	796.8	2.0	798.8	141.5
Intersegment eliminations and other				(2.5)
	$3,222.8	$245.6	$3,468.4	$352.9
Nine Months Ended September 30, 2017
Residential Products	$1,225.8	$13.5	$1,239.3	$143.2
Industrial Products	216.9	192.7	409.6	17.0
Furniture Products	816.0	14.4	830.4	65.1
Specialized Products	700.6	5.5	706.1	121.3
Intersegment eliminations and other				.8
	$2,959.3	$226.1	$3,185.4	$347.4

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

	September 30, 2018	December 31, 2017
Residential Products	$605.2	$554.6
Industrial Products	164.4	150.0
Furniture Products	281.4	245.7
Specialized Products	340.3	271.7
Average current liabilities included in segment numbers above	641.7	557.0
Unallocated assets [1]	1,391.3	1,693.1
Difference between average assets and period-end balance sheet	124.8	78.7
Total assets	$3,549.1	$3,550.8

1 Unallocated assets consist primarily of goodwill, other intangibles, cash, businesses sold and deferred tax assets.

5. DIVESTITURES

We divested our final Commercial Vehicle Products operation in the third quarter of 2017. It did not meet discontinued operations criteria, and was part of the Specialized Products Segment. We realized a pretax loss of $3.3 related to the sale of this business and also completed the sale of real estate associated with this operation, realizing a pretax gain of $23.4 in the fourth quarter of 2017. External sales for this business were $3.7 and EBIT was ($1.0) for the three months ended September 30, 2017. For the nine months ended September 30, 2017, external sales for this business were $25.1 and EBIT was ($2.3).

6. IMPAIRMENT CHARGES

Pretax impact of impairment charges is summarized in the following table.

Other long-lived asset impairments are reported in "Other (income) expense, net."

	Nine Months Ended September 30,						Three Months Ended September 30,
	2018			2017			2018			2017
	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total	Goodwill	Other Long-Lived Assets	Total
Industrial Products - Drawn Wire Unit	$—	$.3	$.3	$1.3	$3.3	$4.6	$—	$.1	$.1	$1.3	$3.3	$4.6
Furniture Products	—	—	—	—	—	—	—	—	—	—	(.1)	(.1)
Total impairment charges	$—	$.3	$.3	$1.3	$3.3	$4.6	$—	$.1	$.1	$1.3	$3.2	$4.5

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
For the 2018 testing, we elected to test goodwill for all reporting units for impairment using a quantitative approach.  The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the table below:

Fair Value over Carrying Value divided by Carrying Value	September 30, 2018 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 100% [1]	$180.9	4.7% - 5.2%	3%	9.0% - 9.5%
101% - 300%	505.7	1.8% - 5.0%	3%	8.5% - 10.0%
301% - 600%	153.7	5.7% - 12.4%	3%	9.0% - 10.0%
	$840.3	1.8% - 12.4%	3%	8.5% - 10.0%
1 All reporting units in this category exceeded 90%, except for the Hydraulic Cylinders reporting unit (acquired in the first quarter of 2018), to which carrying value approximates fair value.

During the third quarter of 2017, two Drawn Wire operations within the Industrial Products segment reached held-for-sale status. Because fair value less costs to sell had fallen below the carrying amount, we fully impaired $1.3 of goodwill and also impaired $3.3 of other long-lived assets in the third quarter of 2017.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Earnings:
Earnings from continuing operations	$253.0	$257.2	$90.0	$83.5
Earnings attributable to noncontrolling interest, net of tax	(.1)	—	—	—
Net earnings from continuing operations attributable to Leggett & Platt, Inc. common shareholders	252.9	257.2	90.0	83.5
Earnings from discontinued operations, net of tax	—	(.9)	—	(.9)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$252.9	$256.3	$90.0	$82.6

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	134.4	136.1	133.8	135.7
Dilutive effect of stock-based compensation	1.0	1.4	.9	1.2
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.4	137.5	134.7	136.9

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.88	$1.89	$.67	$.62
Discontinued operations	—	(.01)	—	(.01)
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.88	$1.88	$.67	$.61
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders
Continuing operations	$1.87	$1.87	$.67	$.61
Discontinued operations	—	(.01)	—	(.01)
Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.87	$1.86	$.67	$.60

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.1	—	—	.1

Cash dividends declared per share	$1.12	$1.06	$.38	$.36

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2018		December 31, 2017
	Current	Long-term	Current	Long-term
Trade accounts receivable	$604.7	$—	$526.1	$—
Trade notes receivable	1.8	1.7	1.0	1.2
Total trade receivables	606.5	1.7	527.1	1.2
Other notes receivable	—	24.7	—	24.7
Insurance receivables [1]	1.5	—	43.0	—
Taxes receivable, including income taxes	12.3	—	15.0	—
Other receivables	11.0	—	14.8	—
Subtotal other receivables	24.8	24.7	72.8	24.7
Total trade and other receivables	631.3	26.4	599.9	25.9
Allowance for doubtful accounts:
Trade accounts receivable	(5.8)	—	(4.7)	—
Trade notes receivable	—	—	(.1)	(.1)
Total trade receivables	(5.8)	—	(4.8)	(.1)
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	(5.8)	—	(4.8)	(.1)
Total net receivables	$625.5	$26.4	$595.1	$25.8
1 The December 31, 2017 amount was primarily associated with an insured vehicle-related personal injury claim that was fully resolved and paid in the second quarter of 2018.
Notes that were past due more than 90 days or had been placed on non-accrual status were not significant for the periods presented.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2017	Add: Charges	Less: Net Charge-offs/ (Recoveries)	Balance at September 30, 2018
Trade accounts receivable	$4.7	$2.1	$1.0	$5.8
Trade notes receivable	.2	(.2)	—	—
Total trade receivables	4.9	1.9	1.0	5.8
Other notes receivable	—	—	—	—
Total allowance for doubtful accounts	$4.9	$1.9	$1.0	$5.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$3.7	$.9	$4.2	$.9
Discounts on various stock awards:
Deferred Stock Compensation Program	1.4	—	1.6	—
Stock-based retirement plans	.9	—	1.0	—
Discount Stock Plan	.8	—	.9	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	.9	.8	—	—
2018 PSU - EBIT CAGR based 2B	2.3	2.5	—	—
2017 and prior PSU awards 2C	2.8	(.9)	4.0	(.7)
Restricted Stock Unit awards	1.6	—	1.9	—
Profitable Growth Incentive (PGI) awards [3]	1.4	1.4	1.1	1.1
Other, primarily non-employee directors restricted stock	.6	—	.7	—
Total stock-based compensation expense	16.4	$4.7	15.4	$1.3
Employee contributions for above stock plans	10.2		12.7
Total stock-based compensation	$26.6		$28.1

Tax benefits on stock-based compensation expense	$3.9		$5.5
Tax benefits on stock-based compensation payments	3.4		11.4
Total tax benefits associated with stock-based compensation	$7.3		$16.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$(.4)	$.4	$.6	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.4	—
Stock-based retirement plans	.4	—	.3	—
Discount Stock Plan	.2	—	.3	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	.3	.2	—	—
2018 PSU - EBIT CAGR based 2B	.8	.9	—	—
2017 and prior PSU awards 2C	.9	(.9)	1.3	(2.8)
Restricted Stock Unit awards	.6	—	.7	—
Profitable Growth Incentive (PGI) awards [3]	.2	.2	.3	.2
Other, primarily non-employee directors restricted stock	.2	—	.2	—
Total stock-based compensation expense	3.7	$.8	4.1	$(2.4)
Employee contributions for above stock plans	3.7		3.8
Total stock-based compensation	$7.4		$7.9

Tax benefits on stock-based compensation expense	$.9		$1.4
Tax benefits on stock-based compensation payments	2.5		1.3
Total tax benefits associated with stock-based compensation	$3.4		$2.7

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

We plan to merge the SBP with our 401(k) plan on December 31, 2018. After the merger, our common stock will be added to the 401(k) plan as an investment option and participants may elect up to 20% of their contributions into our common stock beginning on January 1, 2019. Currently participants may contribute up to 100% of their contributions into our common stock.

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

 2A 2018 PSU - TSR based
Most of the 2018 PSU awards are based 50% upon our TSR compared to a peer group. A small number of PSU awards are based 100% upon relative TSR for certain business unit employees to complement their particular mix of incentive compensation. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.
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

2B 2018 PSU - EBIT CAGR based
50% of each 2018 PSU award is based upon our or the applicable segment's EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR portion of this award contains the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•
A performance condition—Awards are based on achieving specified EBIT CAGR performance targets for our or the applicable segment's EBIT during the third year of the performance period compared to the EBIT during the fiscal year immediately preceding the performance period. Participants will earn from 0% to 200% of the base award.

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

	Nine Months Ended September 30,
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

Nine Months Ended September 30,
2018
Total shares base award	.1
Grant date per share fair value	$40.92
Vesting period in years	2.5

3 PGI Awards

In 2017 and prior years certain key management employees participated in a PGI program. The PGI awards were issued as growth performance stock units (GPSUs). The GPSUs vest (0% to 250%) at the end of a two-year performance period. Vesting is based on our or the applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2017 base target PGI awards were less than .1 shares. If earned, we intend to pay half in shares of our common stock and half in cash; although, we reserve the right to pay up to 100% in cash. We elected to pay the 2016 award (paid in the first quarter of 2018) in cash. Both components are adjusted to fair value at each reporting period.

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

	Nine Months Ended September 30,
	2018	2017
Accounts receivable	$19.6	$10.0
Inventory	26.1	6.3
Property, plant and equipment	28.2	14.6
Goodwill	27.7	12.8
Other intangible assets, primarily customer-related intangibles	28.9	19.5
Other current and long-term assets	.8	1.1
Current liabilities	(12.3)	(4.6)
Long-term liabilities	(10.2)	(5.6)
Non-controlling interest	—	(.5)
Fair value of net identifiable assets	108.8	53.6
Less: Additional consideration payable	.9	2.8
Less: Common stock issued for acquired companies	—	11.8
Net cash consideration	$107.9	$39.0

The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2018	3	Residential Products; Specialized Products	Manufacturer/distributor of geo components; Manufacturer and distributor of silt fence; Global manufacturer of engineered hydraulic cylinders

September 30, 2017	3	Residential Products; Furniture Products	Distributor and installer of geosynthetic products; Carpet cushion; Surface-critical bent tube components
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

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. At September 30, 2018 and December 31, 2017, our liability for these future payments was $12.0 ($2.6 current and $9.4 long-term) and $16.5 ($8.9 current and $7.6 long-term), respectively.  Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates. Additional consideration, including interest, paid on prior year acquisitions was $8.6 and $2.0 for the nine months ended September 30, 2018 and 2017, respectively.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A brief description of our acquisition activity by year for the periods presented is included below.
2018
In September 2018, in our Geo Components business unit, we acquired a manufacturer and distributor of innovative home and garden products found at most major retailers for $19.3. This acquisition provides a solid foundation on which to continue growing our retail market presence in Geo Components.
In May 2018, we acquired a manufacturer and distributor of silt fence, a core product for our Geo Components business unit, for $2.6.
In January 2018, we acquired Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The purchase price was $86.9 and added $26.3 of goodwill. PHC serves a market of mainly large Original Equipment Manufacturer (OEM) customers utilizing highly engineered, co-designed components with long product life-cycles, yet representing a small percentage of the end product’s cost. PHC represents a new growth platform and forms a new business group entitled Hydraulic Cylinders within the Specialized Products segment.
2017
We acquired three businesses in the first nine months of 2017:

•	A distributor and installer of geosynthetic products, expanding the geographic scope and capabilities of our Geo Components business.

•	A manufacturer of surface-critical bent tube components in support of the private-label finished seating strategy in our Work Furniture business.

•	A carpet underlay manufacturer, provides additional production capacity in our Flooring Products business.
These businesses broaden our geographic scope, capabilities, and product offerings, and added $12.8 ($8.9 to Residential Products and $3.9 to Furniture Products) of goodwill. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $2.6.
Leggett Agrees to Purchase Elite Comfort Solutions, Inc.

On November 6, 2018, we entered into a definitive agreement to purchase all of the capital stock of Elite Comfort Solutions, Inc. (ECS) for a cash purchase price of $1,250.0, subject to customary post closing adjustments. ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. Following the closing of the transaction, ECS is expected to become a separate business unit and operate within the Residential Products segment. The definitive agreement contains customary closing conditions and is subject to regulatory approvals. We expect to close the transaction in January 2019. For additional details on this transaction, please refer to the Management's Discussion and Analysis on page 36.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. EMPLOYEE BENEFIT PLANS
Employer contributions for 2018 are expected to approximate $22.0. This increase compared to our 2017 employer contributions of $14.9 is due to our current year funding strategy, which incorporates, among other things, Pension Benefit Guaranty Corporation premiums, tax planning, and expectations of future funding requirements.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Components of net pension expense
Service cost	$3.1	$3.8	$1.1	$1.3
Interest cost	6.1	8.3	2.0	2.7
Expected return on plan assets	(8.8)	(10.1)	(3.0)	(3.4)
Recognized net actuarial loss	2.1	3.5	.7	1.2
Net pension expense	$2.5	$5.5	$.8	$1.8

The components of net pension expense other than the service cost component are included in the line item "Other (income) expense, net" in the Consolidated Condensed Statements of Operations.

12. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2018	$1,190.8	$2,511.3	$516.7	$(1,828.3)	$.6	$(9.5)
Effect of accounting change on prior years (Topic 606-See Note 3)	(2.3)	(2.3)	—	—	—	—
Adjusted beginning balance, January 1, 2018	1,188.5	2,509.0	516.7	(1,828.3)	.6	(9.5)
Net earnings	253.0	253.0	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	(.1)	—	—	.1	—
Dividends declared	(146.2)	(150.2)	4.0	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(113.2)	—	—	(113.2)	—	—
Treasury stock issued	14.2	—	(16.1)	30.3	—	—
Foreign currency translation adjustments	(50.0)	—	—	—	—	(50.0)
Cash flow hedges, net of tax	(.7)	—	—	—	—	(.7)
Defined benefit pension plans, net of tax	1.5	—	—	—	—	1.5
Stock-based compensation transactions, net of tax	19.1	—	19.1	—	—	—
Ending balance, September 30, 2018	$1,166.0	$2,611.7	$523.7	$(1,911.2)	$.5	$(58.7)

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$40.5	$(11.5)	$(38.5)	$(9.5)
Other comprehensive income (loss)	(50.0)	(2.4)	(.1)	(52.5)
Reclassifications, pretax [1]	—	1.5	2.1	3.6
Income tax effect	—	.2	(.5)	(.3)
Attributable to noncontrolling interest	—	—	—	—
Balance, September 30, 2018	$(9.5)	$(12.2)	$(37.0)	$(58.7)

Balance, January 1, 2017	$(38.6)	$(17.8)	$(57.2)	$(113.6)
Other comprehensive income (loss)	69.8	1.7	(.9)	70.6
Reclassifications, pretax [2]	—	5.7	3.5	9.2
Income tax effect	—	(2.0)	(1.1)	(3.1)
Balance, September 30, 2017	$31.2	$(12.4)	$(55.7)	$(36.9)

[1] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(2.4)	$—	$(2.4)
Cost of goods sold; selling and administrative expenses	—	.7	—	.7
Interest expense	—	3.2	—	3.2
Other income (expense), net	—	—	2.1	2.1
Total reclassifications, pretax	$—	$1.5	$2.1	$3.6

[2] 2017 pretax reclassifications are comprised of:
Net sales	$—	$2.0	$—	$2.0
Cost of goods sold; selling and administrative expenses	—	.5	—	.5
Interest expense	—	3.2	—	3.2
Other income (expense), net	—	—	3.5	3.5
Total reclassifications, pretax	$—	$5.7	$3.5	$9.2

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$239.9	$—	$239.9
Derivative assets (Note 14)	—	1.0	—	1.0
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	37.1	—	—	37.1
Total assets	$37.1	$240.9	$—	$278.0
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$3.8	$—	$3.8
Liabilities associated with the ESUP [1]	36.3	—	—	36.3
Total liabilities	$36.3	$3.8	$—	$40.1

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$236.4	$—	$236.4
Derivative assets [1] (Note 14)	—	3.9	—	3.9
Diversified investments associated with the ESUP [1]	34.0	—	—	34.0
Total assets	$34.0	$240.3	$—	$274.3
Liabilities:
Derivative liabilities [1] (Note 14)	$—	$1.9	$—	$1.9
Liabilities associated with the ESUP [1]	34.4	—	—	34.4
Total liabilities	$34.4	$1.9	$—	$36.3
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was not materially different from its September 30, 2018 and December 31, 2017 carrying values of $1,100.0 and $1,250.0, respectively.
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
Long-lived assets, acquisitions and the second step (when necessary) of a goodwill impairment test utilize the following methodologies in determining fair value: (i) Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets is used to estimate replacement cost where available. (ii) The most common identified intangible assets are customer relationships and tradenames. Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast, the amount of contributory asset charges, and a discount rate. Tradenames are valued using a relief from royalty method, which is based upon comparable market royalty rates for tradenames of similar value. (iii) Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as of the valuation date. (iv) Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2018
			Assets	Liabilities
			Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and Swiss subsidiaries	Dec 2019	$128.0	$.3	$2.7	$.1
Future DKK sales of Polish subsidiary	Mar 2020	20.4	—	.1	—
Future EUR sales of UK, Chinese and Swiss subsidiaries	Mar 2020	32.5	—	.3	.1
Future MXN purchases of a USD subsidiary	Jun 2019	7.4	.3	—	—
Total cash flow hedges			.6	3.1	.2
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, EUR, GBP, PLN and USD)	Apr 2019	35.6	.4	.1	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Sep 2019	22.8	—	.4	—
			$1.0	$3.6	$.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2017
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and Swiss subsidiaries	Mar 2019	$158.1	$2.2	$.2	$.5	$—
Future MXN purchases of a USD subsidiary	Mar 2019	6.6	—	—	.5	—
Future JPY sales of a Chinese subsidiary	Dec 2018	11.2	.1	—	—	—
Future DKK sales of a Polish subsidiary	Dec 2018	16.0	.6	—	—	—
Future EUR sales of Chinese, Swiss and UK subsidiaries	Mar 2019	38.8	—	—	.3	.1
Total cash flow hedges			2.9	.2	1.3	.1
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, EUR and USD)	Dec 2018	35.9	.2	—	.5	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR, JPY and USD) exposed to the CNY	Nov 2018	17.0	.3	—	—	—
USD receivable on a CAD subsidiary	Jan 2018	19.0	.3	—	—	—
Total derivatives not designated as hedging instruments			.6	—	—	—
			$3.7	$.2	$1.8	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 12) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2018	2017	2018	2017
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$3.2	$3.2	$1.0	$1.1
Currency cash flow hedges	Net sales	(2.7)	(.1)	.2	(1.5)
Currency cash flow hedges	Cost of goods sold	.4	.2	—	.1
Currency cash flow hedges	Other (income) expense, net	—	.3	—	.3
Total cash flow hedges		.9	3.6	1.2	—
Fair value hedges	Other (income) expense, net	.7	(.5)	.4	(.1)

Derivatives not designated as hedging instruments	Other (income) expense, net	—	(1.1)	(.2)	(.4)
Total derivative instruments		$1.6	$2.0	$1.4	$(.5)

15. INCOME TAXES

The U.S. statutory federal income tax rate was significantly impacted by the enactment of TCJA in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 to 21% in 2018. Our income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from these statutory federal income tax rates as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
Increases (decreases) in rate resulting from:
Tax effect of foreign operations	(1.0)	(7.0)	(1.0)	(7.0)
Foreign withholding taxes	3.0	—	3.0	—
Stock-based compensation	(1.0)	(3.0)	(2.0)	(1.0)
Tax on global intangible low-taxed income (GILTI)	1.0	—	1.0	—
Domestic production activities deduction	—	(1.0)	—	(1.0)
Tax benefit for outside basis in subsidiary	—	(2.0)	—	(7.0)
Change in valuation allowance	(2.0)	(1.0)	—	—
Other, net	(1.0)	(1.0)	(1.0)	(2.0)
Effective Tax Rate	20.0%	20.0%	21.0%	17.0%

TCJA subjects a U.S. corporation to tax on GILTI. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into the measurement of our deferred taxes. In the third quarter, we completed our evaluation and finalized our accounting policy, electing to treat taxes due on the GILTI inclusion as a period expense. There was no impact to our Consolidated Condensed Statements of Operations or Consolidated Condensed Balance Sheets resulting from this policy election.

At December 31, 2017, we recorded certain provisional amounts related to TCJA in accordance with SAB 118. We refined this estimate in the first quarter and recorded a $3.9 measurement period adjustment related to certain state deferred tax

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

assets as a discrete tax benefit. Additionally, in the third quarter we recorded measurement period adjustments related to the deemed repatriation tax and our deferred tax revaluation of $1.3 and $.5, respectively, as discrete tax benefits. In aggregate, these items decreased our effective tax rate by 2% for both the nine and three months ended September 30, 2018. We continue to review our SAB 118 provisional amounts resulting from TCJA and will complete our accounting in the fourth quarter (see Note 2).

16. INVENTORIES
Approximately 50% of our inventories are valued using the Last-In, First-Out (LIFO) cost method and the remainder using the First-In, First-Out (FIFO) cost method. We calculate our LIFO reserve on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be materially different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year.
The following table contains the LIFO expense included in continuing operations for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
LIFO expense	$24.8	$12.0	$6.0	$9.5

17. CONTINGENCIES
We are a party to various proceedings and matters involving employment, intellectual property, environmental, taxation, vehicle-related personal injury and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes. Reference is made to Footnote S "Contingencies" in our Form 10-K filed February 22, 2018 and Note 16 “Contingencies” in our Form 10-Qs filed May 8, 2018 and August 3, 2018 for prior disclosure of the below contingencies.
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
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and will vigorously defend ourselves. However, these contingencies are subject to uncertainties, and based on current facts, we believe that it is reasonably possible (but not probable) that we may incur losses of $19.0 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian VAT matters. For specific information regarding accruals, and reasonably possible losses in excess of accruals, please see "Accruals and Reasonably Possible Losses in Excess of Accruals" below.
As of September 30, 2018, we have $10.2 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office issued a notice of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (“L&P Brazil”) in the amount of $2.0, $.1 and $3.5, respectively. The Federal Revenue Office claimed that for the periods beginning November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of value-added tax primarily on the sale of mattress innerspring units in Brazil. L&P Brazil has denied the violations. On

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

December 4, 2015, we filed an Annulment Action related to the $3.5 assessment (for which a $4.1 cash bond was posted, accounting for updated interest), in Sorocaba Federal Court seeking to annul the entire assessment. We are awaiting the first level decision with regard to the $3.5 assessment. On June 20, 2018, the Administrative Court of Appeals held a hearing related to the $2.0 assessment and announced their decision to maintain the assessment against L&P Brazil. The written decision was formalized on July 18, 2018. On October 15, 2018, we filed an Annulment Action related to the $2.0 assessment (for which a $3.0 cash bond was posted, accounting for updated interest) in Federal District Court seeking to annul the entire assessment.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Brazilian Federal Revenue Office where the Federal Revenue Office challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for value-added tax on the sale of mattress innersprings. On September 4, 2014, the Federal Revenue Office issued five additional assessments regarding this same issue (use of credits), covering certain periods of 2011 and 2012. L&P Brazil filed its defense denying these assessments. Combined with the prior assessments, L&P Brazil has received assessments and penalties totaling $2.3 on the same or similar denial of tax credit matters. L&P Brazil has denied the violations. On September 11, 2017, L&P Brazil received an "isolated penalty" from the Federal Revenue Office in the amount of $.2 regarding the use of certain of these credits. L&P Brazil has filed its defense disputing the penalty. Of the offsetting request assessments, $.3 of the cases were closed administratively and included in the new $2.0 Annulment Action and $.4 of the cases were closed administratively and included in the $3.5 Annulment Action referenced above. The other cases remain pending at the administrative level.
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
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil, on April 16, 2009, issued a Notice of Tax Assessment and Imposition of Fine to L&P Brazil originally seeking $1.5 for the tax years 2006 and 2007. The State of São Paulo argued that L&P Brazil was using an incorrect tariff code for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the State's favor upholding the original assessment of $1.5. On July 31, 2014, L&P Brazil filed an annulment action in the Sorocaba State Court, seeking to have the Court of Tax and Fees ruling annulled for an updated assessment amount of $3.1 (which included interest from the original assessment date). The Court issued a ruling in our favor on October 27, 2017, nullifying the $3.1 in assessments against L&P Brazil. On April 4, 2018, the State appealed the ruling to the second judicial level. On July 24, 2018, the Sao Paulo State Court of Appeals held a hearing related to the $3.1 assessment and announced their decision to uphold the favorable ruling nullifying the assessment against L&P Brazil. On September 13, 2018, the State filed a Special Appeal to the Superior Court of Justice, which remains pending.
On October 4, 2012, the State of São Paulo issued a Tax Assessment against L&P Brazil in the amount of $1.3 for the tax years 2009 through 2011. Similar to the 2009 assessment (referenced above), the State of São Paulo argues that L&P Brazil was using an incorrect tax rate for the collection and payment of value-added tax on sales of mattress innerspring units in the State of São Paulo. On June 21, 2013, the State of São Paulo converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.1 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

clarification. The Court upheld its ruling, and we filed an appeal to the Court of Appeals on May 15, 2017. The Court of Appeals upheld the unfavorable Sorocaba State Court ruling, and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017, and this final appeal remains pending.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of value-added tax on the sale of mattress innersprings in Minas Gerais from March 2008 through August 2012 in the amount of $.4. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and on June 5, 2014, L&P Brazil filed a Motion to Stay the Execution of the Judgment in Camanducaia Judicial District Court alleging the same tax assessment in the amount of $.5, which remains pending.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Litigation contingency accrual - Beginning of period	$.4	$3.2	$—	$3.4
Adjustment to accruals - expense (income)	2.2	.2	2.3	—
Adjustment to accruals - expense (income) - Discontinued operations	—	1.6	—	1.6
Cash payments	(.3)	(5.0)	—	(5.0)
Litigation contingency accrual - End of period	$2.3	$—	$2.3	$—
The above litigation contingency accruals do not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Note H - Supplemental Balance Sheet Information under "Accrued expenses" on page 90 of our Form 10-K filed February 22, 2018.
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

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of September 30, 2018, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $20.0, including $19.0 for Brazilian VAT matters disclosed above and $1.0 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals, and even greater than our estimate of reasonably possible losses in excess of recorded accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
What We Do
Leggett & Platt, Incorporated (the Company, we or our) is a diversified manufacturer, and member of the S&P 500 index, that conceives, designs, and produces a wide range of engineered components and products found in many homes, offices, and automobiles. We make components that are often hidden within, but integral to, our customers’ products.
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
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute flooring underlayment, fabric, and geo components. This segment generated 38% of our total sales during the first nine months of 2018.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products. This segment generated 14% of our total sales during the first nine months of 2018.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames. This segment contributed 25% of our total sales in the first nine months of 2018.
Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 23% of our total sales in the first nine months of 2018.
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
Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs inflated throughout 2017, and continued to increase in the first half of 2018. Depending on the type of steel input, we have seen varying degrees of inflation in the U.S. Long product, the steel industry term for rod and wire, is up significantly since the end of 2017. Flat product, hot or cold rolled sheet steel, which we purchase for use in several of our businesses, but most heavily in Home Furniture, is also up significantly since the end of 2017. We have implemented price increases to recover most of the higher costs, but with the normal lag in realizing selling price increases, the cost inflation led to margin pressure in the second half of 2017 and in the first half of 2018. In certain instances when our foreign competitors purchase steel in markets that have not experienced significant inflation, particularly flat product in China, it is more difficult for us to pass through U.S.-based steel price increases to our customers.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry were moderately compressed in late 2016, began to increase modestly in the second half of 2017 and further expanded in the first half of 2018. Although steel rod prices continued to increase through the first half of 2018, steel scrap prices have remained relatively stable in recent months. Because of these factors, our steel rod mill experienced enhanced profitability in the third quarter. If these wider metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.
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

We believe mattresses are being imported into the U.S. at low prices that violate our trade laws. In September 2018, we, along with other domestic mattress manufacturers, filed an antidumping petition with the U.S. government on behalf of the mattress industry to attempt to remedy this situation. See Item 1 Legal Proceedings on page 50 for more information.

Leggett Agrees to Purchase Elite Comfort Solutions, Inc.

On November 6, 2018, the Company entered into a definitive agreement to purchase all of the capital stock of Elite Comfort Solutions, Inc. (ECS) for a cash purchase price of $1.25 billion, subject to customary post closing adjustments. Reference is made to the Company’s Form 8-K filed November 7, 2018, disclosing the details of the transaction. ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, producing foam, developing many of the chemicals and additives used in foam production, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams and components. ECS has a diversified customer mix and a strong position in the high-growth boxed bed market segment. Following the closing of the transaction, ECS is expected to become a separate business unit and operate within the Residential Products segment. The definitive agreement contains customary closing conditions and is subject to regulatory approvals. We expect to close the transaction in January 2019.

The definitive agreement does not contain a financing contingency.  We anticipate financing the purchase price with a combination of commercial paper borrowings and the borrowing under a new five-year term loan facility.  As part of the financing, we plan to increase the capacity under our revolving credit facility from $800 million to $1.2 billion (which in turn would increase the capacity under our commercial paper program in a corresponding amount), and add additional borrowing capacity in the form of the five-year term loan facility in the amount of $500 million.  Simultaneous with the signing of the definitive agreement, we received a commitment letter to extend credit to us in the amount of up to $900 million under a senior, unsecured 364-day bridge loan facility, which the Company obtained in order to facilitate the consummation of the acquisition while we pursue the $400 million enhancement to our existing revolving credit facility and the $500 million five-year term loan facility.  Our ability to borrow under the bridge facility is subject to customary conditions.  If the purchase price is funded partly through commercial paper borrowings, as planned, we will evaluate financing alternatives for the reduction of the commercial paper after closing.  We believe that operating cash flow, cash on hand and our ability to obtain debt financing will provide sufficient funds available to repay commercial paper borrowings, as well as support our on-going operations, pay dividends and fund future growth.

RESULTS OF OPERATIONS
Discussion of Consolidated Results (Continuing Operations)
Third Quarter:
Sales were $1,092 million in the current quarter, an 8% increase versus the same quarter last year. Same location sales increased 6%, with volume up 3% and raw material-related selling price inflation, slightly offset by currency impact contributing 3%. Acquisitions, net of divestitures, added 2% to sales growth in the quarter.

Earnings per share (EPS) from continuing operations was $.67, versus $.61 in the third quarter of 2017, primarily from increased metal margin and volume in our Industrial Products segment and growth in Specialized Products.
Earnings Before Interest and Taxes (EBIT) increased 14%, to $124 million from these same factors, and the non-recurrence of last year’s $5 million impairment of a small operation and a $3 million divestiture loss.
Nine Months:
Sales were $3,223 million in the first nine months of 2018, a 9% increase versus the same time period last year. Same location sales increased 7%, with volume up 3% and raw material-related selling price inflation and currency impact contributing 4%. Acquisitions, net of divestitures added 2% to sales growth in the first nine months of 2018.
EPS from continuing operations was $1.87 for the first nine months of 2018, unchanged from 2017. Higher raw material costs in the first nine months of 2018 offset volume growth and the benefit from increased metal margin at our steel mill.
EBIT for the first nine months of 2018 increased $6 million versus the same period last year, with volume growth and the non-recurrence of last year’s $5 million impairment of a small operation and $3 million divestiture loss more than offset by higher steel costs (including LIFO expense).
LIFO/FIFO and the Effect of Changing Prices
Approximately 50% of our inventories are valued on the last-in, first-out (LIFO) method. These are primarily our domestic, steel-related inventories.
For the full year 2018, we estimate $33.0 million of LIFO expense. This estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be materially different from that currently estimated.
The following table contains the LIFO expense included for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
LIFO expense	$24.8	$12.0	$6.0	$9.5

Interest Expense and Income Taxes
2018 interest expense was higher by $12 million and $3 million than the nine and three months ended September 30, 2017, respectively, primarily due to the issuance of $500 million new debt in the fourth quarter 2017, higher rates on commercial paper, and additional consideration for a prior year acquisition.
Our worldwide effective income tax rate on continuing operations was 20% and 21% for the nine and three months ended September 30, 2018, respectively, while the rates for the similar periods in 2017 were 20% and 17%, respectively. The U.S. statutory federal income tax rate was significantly impacted by the enactment of Tax Cuts and Jobs Act (TCJA) in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 to 21% in 2018. Our income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from these statutory federal income tax rates as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
Increases (decreases) in rate resulting from:
Tax effect of foreign operations	(1.0)	(7.0)	(1.0)	(7.0)
Foreign withholding taxes	3.0	—	3.0	—
Stock-based compensation	(1.0)	(3.0)	(2.0)	(1.0)
Tax on global intangible low-taxed income	1.0	—	1.0	—
Domestic production activities deduction	—	(1.0)	—	(1.0)
Tax benefit for outside basis in subsidiary	—	(2.0)	—	(7.0)
Change in valuation allowance	(2.0)	(1.0)	—	—
Other, net	(1.0)	(1.0)	(1.0)	(2.0)
Effective Tax Rate	20.0%	20.0%	21.0%	17.0%

Our effective tax rate for the nine and three months ended September 30, 2018, includes a 2% tax benefit in both periods from first and third quarter changes in the estimated amount we recorded for TCJA impacts on the deemed repatriation tax and our deferred tax assets at December 31, 2017. Further adjustments to our 2017 provisional amounts may be required in the fourth quarter when we will also be finalizing our accounting in accordance with Staff Accounting Bulletin (SAB) 118 (See Note 2 to the Consolidated Condensed Financial Statements on page 6).
We anticipate an effective tax rate for the full year of approximately 21%, which includes anticipated tax effects associated with TCJA and certain other expected items, including stock compensation payments, which can fluctuate based on stock price and other factors. Any changes to our 2017 provisional and 2018 expected TCJA amounts in the fourth quarter could also add some volatility to our anticipated tax rate. Other factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies can also influence our rate.

Discussion of Segment Results
Third Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 11. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change in Sales		% Change in Same Location
			$	%	Sales [1]
Residential Products	$449.9	$431.2	$18.7	4.3%	3.1%
Industrial Products	173.4	135.0	38.4	28.4	28.4
Furniture Products	298.0	287.7	10.3	3.6	3.6
Specialized Products	254.2	229.7	24.5	10.7	2.8
Total	1,175.5	1,083.6	91.9	8.5
Intersegment sales	(84.0)	(73.9)	(10.1)
Trade sales	$1,091.5	$1,009.7	$81.8	8.1%	5.8%

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Residential Products	$43.0	$50.5	$(7.5)	(14.9)%	9.6%	11.7%
Industrial Products	25.2	1.1	24.1	2,190.9	14.5	0.8
Furniture Products	14.0	24.5	(10.5)	(42.9)	4.7	8.5
Specialized Products	43.5	34.2	9.3	27.2	17.1	14.9
Intersegment eliminations & other	(1.3)	(1.1)	(.2)
Total	$124.4	$109.2	$15.2	13.9%	11.4%	10.8%

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $19 million, or 4%, with same location sales up 3%. Sales volume decreased 1%, raw material inflation added 5% to sales in the quarter, and currency negatively impacted sales in the quarter by 1%. Acquisitions added 1%.
EBIT decreased $8 million primarily from lower volume and higher raw material costs.
Industrial Products
Total sales increased $38 million, or 28%, reflecting steel-related selling price increases of 19% and volume growth of 9%.
The segment’s EBIT increased $24 million from improved metal margins at our steel rod mill and the non-recurrence of last year's $5 million impairment of a small operation.
Furniture Products
Total sales increased $10 million, or 4%, with same location sales up 4%. Sales volume increased 2% with growth in Adjustable Bed and Work Furniture partially offset by declines in Home Furniture and Fashion Bed. Raw material-related selling price increases, slightly offset by currency impact, added 2% to sales growth.
Segment EBIT decreased $11 million, primarily from higher raw material costs, promotional activity and lower overhead recovery.

Specialized Products
Total sales increased $25 million, or 11%, with same location sales up 3%. Volume was up 5% from growth in Automotive and Aerospace, partially offset by a negative currency impact of 2%. The Precision Hydraulic Cylinders acquisition added 10% to sales growth, partially offset (2%) by the 2017 Commercial Vehicle Products divestiture.
EBIT increased $9 million primarily from higher volume and the non-recurrence of last year's $3 million divestiture loss.

Nine Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 11. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change in Sales		% Change in Same Location Sales [1]
			$	%
Residential Products	$1,296.1	$1,239.3	$56.8	4.6%	3.5%
Industrial Products	496.3	409.6	86.7	21.2	21.2
Furniture Products	877.2	830.4	46.8	5.6	5.1
Specialized Products	798.8	706.1	92.7	13.1	8.4
Total	3,468.4	3,185.4	283.0	8.9
Intersegment sales	(245.6)	(226.1)	(19.5)
Trade sales	$3,222.8	$2,959.3	$263.5	8.9%	7.2%

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Residential Products	$118.0	$143.2	$(25.2)	(17.6)%	9.1%	11.6%
Industrial Products	47.6	17.0	30.6	180.0	9.6	4.2
Furniture Products	48.3	65.1	(16.8)	(25.8)	5.5	7.8
Specialized Products	141.5	121.3	20.2	16.7	17.7	17.2
Intersegment eliminations & other	(2.5)	.8	(3.3)
Total	$352.9	$347.4	$5.5	1.6%	11.0%	11.7%

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $57 million, or 5%, with same location sales up 4%, from raw material inflation and currency impact. Sales volume was flat, and acquisitions added 1%.
EBIT decreased $25 million primarily from higher raw material costs (including LIFO expense).
Industrial Products
Total sales increased $87 million, or 21%, with steel-related selling price increases contributing 16% to sales growth and volume up 5%.
EBIT increased $31 million, with improved metal margins at our steel rod mill partially offset by higher LIFO expense and other costs.

Furniture Products
Total sales increased $47 million, or 6%, with same location sales up 5%. Volume was up 3% with growth in Adjustable Bed and Work Furniture partially offset by declines in Home Furniture and Fashion Bed. Raw material-related selling price increases and currency benefit added 2% to sales. A small Work Furniture acquisition in 2017 added 1% to the segment's sales.
Segment EBIT decreased $17 million, with the benefit from sales growth more than offset by higher steel costs (including LIFO expense) and lower volumes in Home Furniture and Fashion Bed.
Specialized Products
Total sales increased $93 million, or 13%, with same location sales up 8%. Sales grew from higher volume (5%) and a positive currency impact (3%). The Precision Hydraulic Cylinders acquisition increased sales by 9%, partially offset (4%) by the CVP divestiture.
EBIT increased $20 million primarily from higher sales volume and the non-recurrence of last year's $3 million divestiture loss.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2018 was $251 million, down from $262 million for the same period last year, reflecting increased working capital investment to support higher sales. Cash from operations is now expected to approximate $400 million in 2018, with working capital increases from sales growth and inflation being a meaningful use of cash.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.0% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 46, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	September 30, 2018	December 31, 2017
Current assets	$1,667	$1,767
Current liabilities	785	976
Working capital	882	791
Cash and cash equivalents	364	526
Current debt maturities	4	154
Adjusted working capital	$522	$419
Annualized sales [1]	$4,368	$3,936
Working capital as a percent of annualized sales	20.2%	20.1%
Adjusted working capital as a percent of annualized sales	12.0%	10.6%

1 Annualized sales equal 3rd quarter 2018 sales of $1,092 million and 4th quarter 2017 sales of $984 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2018	December 31, 2017	September 30, 2017		September 30, 2018	December 31, 2017	September 30, 2017
Trade Receivables	$600.7	$522.3	$554.0	DSO [1]	51	45	50

Inventories	$634.0	$571.1	$558.0	DIO [2,4]	67	65	65

Accounts Payable	$428.7	$430.3	$381.8	DPO [3,4]	46	47	44

[1]	Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[4]
2017 ratios have been retrospectively adjusted to reflect the adoption of ASU 2017-07 that resulted in reclassifications between "Cost of goods sold" and "Selling and administrative expenses" into "Other (income) expense, net". See Note 2 to the Consolidated Condensed Financial Statements on page 6.

Trade Receivables - Our trade receivables and our days sales outstanding at September 30, 2018 increased primarily due to increased sales, acquisitions, and inflation. Our sales to international customers, which are predominantly in the Specialized Products segment, continue to increase and typically have longer payment terms. We do not believe that the increase in days sales outstanding is indicative of a deterioration of the creditworthiness of our customers, or is reasonably likely to materially impact our liquidity position. Rather, we believe the increase is within a reasonable range of change caused by differences in the timing of sales and cash receipts. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.
Our annual provision for losses on accounts receivable has averaged $2 million, and our allowance for bad debt as a percentage of our net receivables has averaged 2% for the last three years. We monitor all accounts for possible loss, and we have experienced favorable trends in write-offs over the last few years. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we make appropriate reserves based upon the facts and circumstances for each individual customer.

Inventories - The increase in inventories at September 30, 2018 compared to year-end is primarily due to inflation, higher levels necessary to support sales growth and new programs and acquisitions. Days inventory on hand at September 30, 2018 is within a reasonable historical range. We believe we have established adequate reserves for any slow-moving or obsolete inventories. We continuously monitor our slow-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 120 days. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. We have averaged inventory obsolescence charges of $8 million annually for the last three years. Our reserve balances (not including our LIFO reserves) as a percentage of our period-end inventory were approximately 5% at September 30, 2018, which is consistent with our historical average.

Accounts Payable - The decrease in accounts payable at September 30, 2018 compared to year-end is primarily due to timing of payments offset by increased inventory cost and acquisitions. Our payment terms did not change meaningfully since year-end. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options to enhance our DPO.

Uses of Cash
Finance Capital Requirements
We use cash on hand to fund certain growth.
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
We will continue to make investments to support expansion in businesses and product lines where sales are profitably growing, and for efficiency improvement and maintenance. We expect capital expenditures to approximate $185 million in 2018. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions primarily in our Grow business units, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage, such as the ECS transaction discussed on page 36).
We acquired three businesses in the first nine months of 2018, for an aggregate purchase price of $109 million. This included a third quarter 2018 acquisition in our Geo Components business of a manufacturer and distributor of innovative home and garden products that can be found at most major retailers. Additional details about acquisitions are discussed in Note 10 on page 21 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2018 should approximate $195 million.
In September, we declared a quarterly dividend of $.38 per share, which represented a $.02, or 5.6%, increase versus third quarter of 2017. Our targeted dividend payout ratio is currently 50% - 60% of continuing operations adjusted EPS (which exclude special items such as significant tax law impacts, divestiture gains, impairment charges, litigation accruals and settlement proceeds). If the ECS acquisition is consummated (as disclosed on page 36), we expect to adjust our target to approximately 50% of adjusted EPS. This year marks the Company's 47th annual dividend increase, a record of consecutive dividend increases that only ten S&P 500 companies currently exceed. Leggett & Platt is proud of its dividend record and plans to extend it.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first nine months of 2018, we repurchased 2.6 million shares of our stock (at an average price of $43.12 per share) and issued 1.1 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding was 130.4 million.
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
If the ECS acquisition is consummated (as disclosed on page 36), we are committed to maintaining a strong, investment grade profile and expect to quickly deleverage by suspending share repurchases, reducing other acquisition spending, and using part of our operating cash flow to repay debt.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2018	December 31, 2017
Long-term debt outstanding:
Scheduled maturities	$1,098	$1,098
Average interest rates [1]	3.6%	3.6%
Average maturities in years [1]	7.0	6.9
Revolving credit/commercial paper [2]	255	—
Average interest rate on period-end balance	2.4%	—%
Average interest rate during the period	2.3%	1.4%
Total long-term debt	1,353	1,098
Deferred income taxes and other liabilities	245	286
Shareholders’ equity and noncontrolling interest	1,166	1,191
Total capitalization	$2,764	$2,575
Unused committed credit:
Long-term	$545	$800
Short-term	—	—
Total unused committed credit [2]	$545	$800
Current maturities of long-term debt	$4	$154
Cash and cash equivalents	$364	$526

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2017 and the end of the third quarter of 2018 had a total authorized program amount of $800.

The next table shows the percentage of long-term debt to total capitalization, calculated in two ways:

•	Long-term debt to total capitalization as reported in the previous table.

•	Long-term debt to total capitalization each reduced by total cash and increased by current maturities of long-term debt.
We believe that adjusting this measure for cash and current maturities allows a more useful comparison to periods during which cash fluctuates significantly. We use these adjusted (non-GAAP) measures as supplemental information to track leverage trends across time periods with variable levels of cash. Our long-term target is to have net debt as a percentage of net capital in the 30%-40% range. As discussed on page 46, a substantial amount of cash is held by our international operations. Therefore, we may not be able to use all of our cash to reduce our debt on a dollar-for-dollar basis, as reflected in the net debt to net capital ratio.

(Amounts in millions)	September 30, 2018	December 31, 2017
Debt to total capitalization:
Long-term debt	$1,353	$1,098
Current debt maturities	4	154
Cash and cash equivalents	(364)	(526)
Net debt	$993	$726

Total capitalization	$2,764	$2,575
Current debt maturities	4	154
Cash and cash equivalents	(364)	(526)
Net capitalization	$2,404	$2,203

Long-term debt to total capitalization	49.0%	42.6%

Net debt to net capitalization	41.3%	33.0%

Total debt (which includes long-term debt and current debt maturities) grew $105 million versus year-end 2017 levels due to an increase in commercial paper borrowing, partially offset by retiring $150 million of 4.4% notes due July 1, 2018 at maturity.
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

(Amounts in millions)	September 30, 2018	December 31, 2017
Total authorized program	$800	$800
Commercial paper outstanding (classified as long-term debt)	255	—
Letters of credit issued under the credit agreement	—	—
Total program usage	255	—
Total program available	$545	$800
The average and maximum amounts of commercial paper outstanding during the third quarter of 2018 were $299 million and $334 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $51 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our revolving credit agreement discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

With cash on hand, operating cash flow, our commercial paper program, and our ability to obtain debt financing we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth (including the proposed ECS transaction as discussed on page 36) and repurchase stock. However, as noted on page 43, if the ECS acquisition is consummated, we expect to realign capital allocation priorities in the short-term and suspend share repurchases, reduce other acquisition spending, and use part of our operating cash to repay debt to quickly delever to our long-term leverage target.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants, of which we are in compliance. The covenants currently limit: a) our total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), b) the amount of total secured debt to 15% of our total consolidated assets, and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. For more information about long-term debt, see Note I of the Notes to the Consolidated Financial Statements in our Form 10-K filed February 22, 2018.
Accessibility of Cash
At September 30, 2018, we had cash and cash equivalents of $364 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. The majority of these funds are held in the international accounts of our foreign operations.
TCJA, enacted at the end of 2017, imposed a one-time U.S. tax on the earnings that produced our foreign cash. This deemed repatriation tax totaled $52 million and is being paid on a graduated scale over the next eight years. Through the third quarter of 2018, we repatriated $173 million of foreign cash and currently expect to repatriate approximately $275 million of cash for the full year. The exact timing and amounts of these cash repatriations are difficult to predict, and are, among other things, subject to local governmental requirements.

If we were to bring all our foreign cash back immediately to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $24 million. However, due to capital requirements in various jurisdictions, approximately $19 million of this cash is currently inaccessible for repatriation. We repatriated $50 million and $116 million at little to no added tax cost for the third quarter 2018 and the full year 2017, respectively.

Customer accounts receivable

Bankruptcy, financial difficulties or insolvency can and has occurred with some of our customers which can impact their ability to pay their debts to us.  We have extended trade credit to some of these customers in a material amount, particularly in our Consumer Products and Bedding groups.  Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

Some retailers that carry our products or our customers’ products may undergo restructurings or reorganizations because of financial difficulty.  Also, certain of our customers have filed bankruptcy, and others, from time to time, have become insolvent and/or do not have the ability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these customers.  Any of these risks, if realized, could adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Future Potential Restructuring

We are conducting an in-depth analysis of some of our operations, primarily our Home Furniture and Fashion Bed businesses, that may result in some restructuring charges.  We expect this analysis to be completed in the fourth quarter of 2018.

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
Although the Company has not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. However, even with this expanded protection, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that advances in the attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness and negative impact on stock price and long-term shareholder value.

Geographic Areas of Operation

Approximately two-thirds of our trade sales are derived from manufacturing facilities in the United States.  Our international trade sales primarily originate in Europe, China and Canada.  The Specialized Products segment derives roughly 85% of its trade sales from foreign operations.  For further information concerning our trade sales related to products manufactured, and our long-lived assets, located outside of the United States, refer to Note E of the Notes to the Consolidated Financial Statements in our Form 10-K filed February 22, 2018.

Contingencies
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At September 30, 2018, our litigation contingency accrual was $2.3 million (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of accruals for litigation contingencies are estimated to be $20 million, including $19 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $20 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 17 “Contingencies” on page 31 of the Notes to Consolidated Condensed Financial Statements.
ACCOUNTING STANDARD UPDATES
As discussed in Note 2 to the Consolidated Condensed Financial Statements on page 6, the FASB has issued accounting standard updates effective for the current and future periods. Please refer to Note 2 to the Consolidated Condensed Financial Statements on page 6 for more information.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value for fixed rate debt was not materially greater than its $1,100 million and $1,250 million carrying value at September 30, 2018 and December 31, 2017, respectively. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of September 30, 2018 and December 31, 2017, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $1.045 billion at September 30, 2018, compared to $1.085 billion at December 31, 2017.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the timing and financing of the Elite Comfort Solutions, Inc. (ECS) acquisition, projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows, tax impacts or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 22, 2018 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement between the Company and ECS;

•
that one or more closing conditions to the transaction to acquire ECS, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, or may require conditions, limitations or restrictions in connection with such approvals;

•	the risk that the transaction to acquire ECS may not be completed in the time frame expected by the Company, the seller, or at all;

•	unexpected costs, charges or expenses resulting from the transaction to acquire ECS;

•	uncertainty of the expected financial performance of ECS and the combined company following completion of the transaction;

•	failure to realize the anticipated benefits of the transaction to acquire ECS, including as a result of delay in completing the transaction or integrating the businesses of ECS;

•	difficulties and delays in achieving revenue and cost synergies of ECS;

•	inability to retain and hire key personnel and maintain relationships with customers and suppliers of ECS;

•	market and other factors that reduce the Company’s ability to obtain bank financing for the ECS transaction or obtain debt financing;

•	inability to deleverage post-closing in the expected timeframe;

•	factors that could affect the industries or markets in which we participate, such as growth rates and opportunities in those industries;

•	adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•	factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to achieve expected levels of cash flow;

•	our ability to identify and consummate strategically-screened acquisitions;

•	our ability to maintain and grow the profitability of acquired companies;

•	adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including the Tax Cuts and Jobs Act and other tax laws);

•	tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cybersecurity breaches;

•	a decline in the long-term outlook for any of our reporting units that could result in asset impairment;

•	the amount and timing of share repurchases;

•	the loss of one or more of our significant customers;

•	bankruptcy, financial difficulties or insolvency of our customers; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2018 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2018, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 18, 2018, the Company, along with eight other domestic mattress producers, Corsicana Mattress Company, Elite Comfort Solutions, Future Foam, Inc., FXI, Inc., Innocor, Inc., Kolcraft Enterprises, Inc., Serta Simmons Bedding, LLC, and Tempur Sealy International, Inc., filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in China are unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. The ITC has made a preliminary determination of material injury to the domestic mattress industry in this case, and the DOC has begun its investigation into the dumping allegations. If the DOC determines that dumping is present and the ITC reaches a final determination that the domestic industry has been materially injured by this unfair trade practice, the U.S. government will impose duties on mattresses imported from China at the dumping rate determined by the DOC. No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.
The information in Note 17 beginning on page 31 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference.

ITEM 1A. RISK FACTORS
Our 2017 Annual Report on Form 10-K filed February 22, 2018 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the Securities and Exchange Commission.

Inability to consummate and integrate the Elite Comfort Solutions, Inc. acquisition could negatively impact our ability to achieve our cash flows, results of operations, earnings per share, and stock price.

The Company entered into a definitive agreement to purchase all of the capital stock of Elite Comfort Solutions, Inc. (ECS) for a cash purchase price of $1.25 billion, subject to certain post closing adjustments. The Company expects to close the transaction in January of 2019.

Inability to Consummate the Acquisition

We may not be able to consummate the transaction in that the definitive agreement is subject to termination rights based upon certain events, changes or other circumstances. Moreover, one or more closing conditions to the transaction to acquire ECS, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, or may require conditions, limitations or restrictions in connection with such approvals. As such, there is a risk that the transaction to acquire ECS may not be completed in the time frame expected by the Company, the seller, or at all. Our inability to successfully consummate the ECS acquisition could negatively impact our cash flow, results of operations, earnings per share, and stock price.

Inability to Successfully Integrate the Acquisition

If we are successful in consummating the ECS transaction, we may not be able to successfully integrate the ECS businesses. The transaction could result in unexpected costs, charges and expenses. The financial performance of ECS and the combined company following completion of the transaction may not meet expectations. The integration may divert management's resources from running our business, and we may fail to realize the anticipated benefits of the transaction, including as a result of delay in completing the transaction or otherwise. Moreover, we may experience difficulties and delays in achieving revenue and cost synergies associated with the transaction. Finally, we may have difficulties in retaining and hiring key personnel and maintaining relationships with customers and suppliers of ECS. Our inability to successfully integrate the ECS businesses could negatively impact our cash flow, results of operations, earnings per share, and stock price.

Our borrowing costs and access to liquidity may be impacted by our credit ratings.

Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our short-term and long-term debt.  With the planned debt financing of the purchase price of ECS acquisition, we expect one of our credit ratings will be lowered.  If our credit ratings deteriorate, then our borrowing costs could increase, including increased costs under our commercial paper program, costs and fees under our credit facility, and our access to future sources of liquidity may be adversely affected.

Interruption in our customers’ business due to bankruptcy, financial difficulties or insolvency could result in their inability to pay their debts to us, and could adversely affect our financial condition, results of operations or cash flows.

Bankruptcy, financial difficulties or insolvency can and has occured with some of our customers which can impact their ability to pay their debts to us. We have extended trade credit to some of these customers in a material amount, particularly in our Consumer Products and Bedding Groups. Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

Some retailers that carry our products or our customers’ products may undergo restructurings or reorganizations because of financial difficulty. Also, certain of our customers have filed bankruptcy, and others, from time to time, have become insolvent and/or do not have the ability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these customers.

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

The United States recently imposed broad-ranging tariffs of 25% on imports of steel products and 10% on imports of aluminum products.  The Administration has also imposed 10-25% tariffs on a broad variety of products imported from China. Additional tariffs may be imposed in the future. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.

Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Residential Products and Industrial Products segments and the Company's results of operations.

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

If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Residential Products and Industrial Products segments and the Company's results of operations.

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.

We deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us. At September 30, 2018, we had a $2.3 million aggregate litigation contingency accrual (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian VAT and other matters) are estimated to be $20 million. If our assumptions or analysis regarding these contingencies is incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $20 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note 17 on page 31 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2018, goodwill and other intangible assets represented $1.0 billion, or 29% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $853 million, or 24% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.

We reviewed our reporting units for potential goodwill impairment in the second quarter as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year-end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If we are not able to achieve projected performance levels, future impairments could be possible, which would negatively impact our earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2018	33,984	$44.32	29,248	7,588,333
August 2018	31,614	$45.88	15,672	7,572,661
September 2018	—	$—	—	7,572,661
Total	65,598	$45.07	44,920

[1]
This number includes 20,678 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes in option exercises and stock unit conversions, all of which totaled 53,506 shares for the third quarter.

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

2.1
Stock Purchase Agreement by and among Leggett & Platt, Incorporated, Elite Comfort Solutions, Inc. and Elite Comfort Solutions LP, dated November 6, 2018, filed as Exhibit 2.1 to the Company’s Form 8-K on November 7, 2018, is incorporated herein by reference. (SEC File No. 001-07845) Schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Stock Purchase Agreement contains a list briefly identifying the omitted schedules. Leggett agrees to furnish, supplementally, a copy of any omitted schedule to the SEC upon request.

10.1
Commitment Letter among the Company, JP Morgan Chase Bank, N. A., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and U.S. Bank National Association, dated November 6, 2018, filed as Exhibit 10.1 to the Company’s Form 8-K on November 7, 2018, is incorporated herein by reference. (SEC File No. 001-07845)

10.2
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.3
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008, as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and September 30, 2017; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 7, 2018	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: November 7, 2018	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer