Form 10-K
period 2018-12-31
LEGGETT & PLATT INC
filed 2019-02-27
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 29, 2018 was $5,645,300,000.
There were 131,071,610 shares of the registrant’s common stock outstanding as of February 18, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2019.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2018

Forward-Looking Statements

This Annual Report on Form 10-K and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: our ability to capitalize on current and future market trends, including growth of hybrid and specialty foam mattresses and the e-commerce mattress channel, and demand for compressed mattresses; our plans to maintain all Elite Comfort Solutions, Inc. (ECS) facilities; the financial results of ECS; the pro forma combined financial results of the Company and ECS; our expectation of maintaining the indebtedness under our commercial paper program until such time it is replaced with long-term debt; our belief that operating cash flow, cash on hand and our ability to obtain debt financing will provide sufficient funds available to repay commercial paper borrowings, as well as support our ongoing operations, pay dividends and fund future growth; projections of revenue, income, earnings, capital expenditures, dividends, capital structure, cash flows, tax impacts or other financial items; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; restructuring costs; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

Readers should review Item 1A Risk Factors in this Form 10-K for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	uncertainty of the financial performance of ECS and the Company following completion of the ECS acquisition;

•	failure to realize the anticipated benefits of the ECS acquisition, including as a result of delay in integrating the businesses of ECS;

•	difficulties and delays in achieving revenue synergies of ECS;

•	inability to retain key personnel and maintain relationships with customers and suppliers of ECS;

•
inability to “deleverage” after the ECS closing in the expected timeframe, due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, any acquisition or divestiture activity and our working capital needs, market conditions, and alternative capital market opportunities, including, without limitation, the relative attractiveness of longer-term debt or equity financing;

•	the Company's and ECS’s ability to achieve their respective short-term and longer-term operating targets;

•	inability to comply with the restrictive covenants in our credit agreement that may limit our operational flexibility and our ability to pay our debt when it comes due;

•	market and other factors or conditions that reduce or eliminate the Company’s ability to obtain long-term debt financing;

•	factors that could affect the industries or markets in which we participate, such as growth rates, market demand for our products, and opportunities in those industries;

•	adverse changes in consumer confidence, housing turnover, employment levels, interest rates, trends in capital spending and the like;

•
factors that could impact raw materials and other costs, including the availability and pricing of steel scrap and rod, chemicals and other raw materials, the availability of labor, wage rates and energy costs;

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to maintain and grow the profitability of acquired companies;

•	adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including tax law changes);

•	our ability to realize deferred tax assets on our balance sheet;

•	tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cybersecurity breaches;

•	a decline in the long-term outlook for any of our reporting units or assets that could result in impairment;

•	the loss of one or more of our significant customers;

•	our ability to collect customer debts due to bankruptcy, financial difficulties or insolvency;

•	our borrowing costs and access to liquidity resulting from credit rating changes;

•	business disruptions to our steel rod mill;

•
risks related to operating in foreign countries, including, without limitation, credit risks, increased customs and shipping rates, disruptions related to the availability of electricity and transportation during times of crisis or war, and political instability in certain countries;

•	uncertainty related to the governing trade provisions between the United States, Mexico and Canada;

•	risks relating to the United Kingdom’s referendum, which called for its exit from the European Union (commonly known as “Brexit”);

•	the amount and timing of share repurchases; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes, offices, automobiles and aircraft. As discussed below, our operations are organized into 15 business units, which are divided into ten groups under our four segments: Residential Products; Industrial Products; Furniture Products; and Specialized Products.

Overview of Our Segments

Residential Products Segment

BEDDING GROUP
U.S. Spring
International Spring
Specialty Foam [1]

FABRIC & FLOORING PRODUCTS GROUP
Fabric Converting
Geo Components
Flooring Products

MACHINERY GROUP
Machinery

1 Formed January 16, 2019, with the acquisition of Elite Comfort Solutions, Inc. (ECS)

Our Residential Products segment began in 1883 with the manufacture of steel coil bedsprings. Today, we supply a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as producing private-label finished mattresses for bedding brands. Our range of products offers our customers a single source for many of their component and finished product needs. We also produce or distribute carpet cushion, hard surface flooring underlayment, fabric, and geo components.
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

On January 16, 2019, we completed the acquisition of ECS for cash consideration of approximately $1.25 billion. ECS, headquartered in Newnan, Georgia, is a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and

PART I

online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. The ECS management team will continue to lead the business. Leggett expects to maintain all 16 of ECS’s facilities.
PRODUCTS
Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Proprietary specialty foam for use primarily in bedding and furniture
•	Private-label finished mattresses, often sold compressed
•	Wire forms for mattress foundations
•	Machines that we use to shape wire into various types of springs
Fabric & Flooring Products Group

•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet cushion and hard surface flooring underlayment (made from bonded scrap foam, fiber, rubber and prime foam)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control)
Machinery Group

•	Quilting machines for mattress covers
•	Industrial sewing/finishing machines
•	Conveyor lines
•	Mattress packaging and glue-drying equipment
CUSTOMERS

•	Manufacturers of finished bedding (mattresses and foundations)
•	Bedding brands and mattress retailers
•	Flooring retailers and distributors
•	Contractors, landscapers, road construction companies, and government agencies using geo components
•	Manufacturers of upholstered furniture, packaging, filtration and draperies

Industrial Products Segment

WIRE GROUP
Drawn Wire
Steel Rod

The quality of our products and service, together with low cost, have made Leggett & Platt the leading U.S. supplier of high-carbon drawn steel wire. Our Wire Group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have three wire mills that supply virtually all the

PART I

wire consumed by our other domestic businesses. We also supply steel wire to trade customers that operate in a broad range of markets.
PRODUCTS
Wire Group

•	Drawn wire
•	Steel rod

CUSTOMERS
We use about 65% of our wire output to manufacture our own products, including:

•	Bedding and furniture components
•	Automotive seat suspension systems
The Industrial Products segment also has a diverse group of trade customers that include:

•	Mechanical spring manufacturers
•	Wire distributors
•	Packaging and baling companies

Furniture Products Segment

HOME FURNITURE GROUP
Home Furniture

WORK FURNITURE GROUP
Work Furniture

CONSUMER PRODUCTS GROUP
Consumer Products

In our Furniture Products segment, we design, manufacture, and distribute a wide range of components and finished products for the residential furniture, office and commercial furniture, and specialty bedding markets. We supply components used by home and work furniture manufacturers to provide comfort, motion and style in their finished products, as well as select lines of private-label finished furniture. We are also a major supplier of adjustable beds, with domestic manufacturing, distribution, e-commerce fulfillment and global sourcing capabilities.
PRODUCTS
Home Furniture Group

•	Steel mechanisms and motion hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs, sofas, sleeper sofas and lift chairs
•	Springs and seat suspensions for chairs, sofas and loveseats

PART I

Work Furniture Group

•	Components and private-label finished goods for collaborative soft seating
•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow chairs to tilt, swivel and elevate
Consumer Products Group

•	Adjustable beds
•	Fashion beds and bed frames

CUSTOMERS

•	Manufacturers of upholstered furniture
•	Office furniture manufacturers
•	Mattress and furniture retailers
•	Department stores and big box retailers
•	E-commerce retailers

Our Fashion Bed and Home Furniture businesses have underperformed expectations in recent quarters primarily from weaker demand and higher raw material costs. Accordingly, we are exiting low margin business, reducing operating costs and eliminating excess capacity. We incurred fourth quarter 2018 restructuring-related charges of $16 million ($7 million cash and $9 million non-cash) primarily attributable to the Fashion Bed and Home Furniture businesses. In 2019, we expect an additional estimated $17 million ($5 million cash and $12 million non-cash) in restructuring-related charges for these businesses. The restructuring activity should be substantially complete by the end of 2019.

Specialized Products Segment

AUTOMOTIVE GROUP
Automotive

AEROSPACE PRODUCTS GROUP
Aerospace Products

HYDRAULIC CYLINDERS GROUP
Hydraulic Cylinders

Our Specialized Products segment designs, manufactures and sells products including automotive seating components, tubing and fabricated assemblies for the aerospace industry, and hydraulic cylinders for the material handling, construction and transportation industries. In our automotive business, our technical capability and deep customer engagement allows us to compete on critical functionality, such as comfort, size, weight and noise. Our reliable product development and launch capability, coupled with our global footprint, makes us a trusted partner for our Tier 1 and OEM customers.

PART I

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

Strategic Direction

Primary Financial Metric

Total Shareholder Return (TSR), relative to peer companies, is a primary financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends)/Beginning Stock Price. Our goal is to achieve TSR in the top third of the S&P 500 companies over rolling three-year periods through an approach that employs four TSR drivers: revenue growth, margin expansion, dividends, and share repurchases.

Our incentive programs reward return generation and profitable growth. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 320 peers).

For information about our TSR targets, see the discussion under "Total Shareholder Return" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 29.

Returning Cash to Shareholders

During the past three years, we generated $1.44 billion of operating cash, and we returned much of this cash to shareholders in the form of dividends ($557 million) and share repurchases ($468 million). Our top priorities for use of cash are organic growth (capital expenditures), dividends, and strategic acquisitions. Historically, after funding those priorities, we generally repurchased stock with remaining available cash. Currently, in connection with the ECS acquisition our debt levels increased, and we expect to focus on deleveraging by temporarily limiting share repurchases, reducing acquisition spending, and using operating cash flow to repay debt.

For information about dividends and share repurchases, see the discussion under "Pay Dividends" and "Repurchase Stock" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 44.

PART I

Portfolio Management

We utilize a rigorous strategic planning process to help guide decisions regarding business unit roles, capital allocation priorities, and areas in which to grow. We review the portfolio classification of each unit on an annual basis to determine its appropriate role (Grow, Core, Fix or Divest). This review includes criteria such as competitive position, market attractiveness, business unit size, and fit within our overall objectives, as well as financial indicators such as business unit return, growth of EBIT (earnings before interest and taxes), EBIT margin, EBITDA (earnings before interest, taxes, depreciation and amortization), and operating cash flows. Business units in the Grow category should provide avenues for profitable growth from competitively advantaged positions in attractive markets. Core business units are expected to enhance productivity, improve market share, and generate cash flow from operations while using minimal capital. To remain in the portfolio, business units are expected to consistently generate after-tax returns in excess of our cost of capital. Business units that fail to consistently attain minimum return goals will be moved to the Fix or Divest categories.

Disciplined Growth

We revised our TSR framework in 2016 to moderately increase the expected long-term contribution from revenue growth to 6-9% (from 4-5% previously). Over the last three years, the Company has generated combined unit volume and acquisition growth of 4% per year on average, but this growth was slightly offset by divestitures, commodity deflation and currency impact.

Our long-term 6-9% annual revenue growth objective envisions periodic acquisitions. We primarily seek acquisitions within our Grow businesses, and look for opportunities to enter new, higher growth markets (carefully screened for sustainable competitive advantage). We expect all acquisitions to (a) have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in an attractive and growing market; (b) create value by enhancing TSR; (c) for stand-alone businesses: generally possess annual revenue in excess of $50 million, strong management and future growth opportunities with a strong market position in a market growing faster than GDP; and (d) for bolt-on businesses: generally possess annual revenue in excess of $15 million, significant synergies, and a strategic fit with an existing business unit. With the consummation of the ECS acquisition, the Company expects to temporarily reduce acquisition spending and use its operating cash flow to repay debt.

Acquisitions

2019

    On January 16, 2019, we completed the acquisition of Elite Comfort Solutions, Inc. (ECS) for cash consideration of approximately $1.25 billion. This business had revenues of $611 million for fiscal year ended September 2018. ECS is a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. ECS operates a vertically integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS operates as a new business unit titled Specialty Foam within the Residential Products segment.

2018

In January 2018, we acquired Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The total consideration paid was $87 million. PHC serves a market of mainly large OEM customers utilizing highly engineered components with long product life-cycles that represent a small part of the end product’s cost. PHC represents a new growth platform and formed a new business group titled Hydraulic Cylinders within the Specialized Products segment.

We also acquired two small Geo Components businesses for total consideration of $22 million. They manufacture and distribute silt fencing and home and garden products.

PART I

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

For more information regarding our acquisitions, please refer to Note S on page 114 and Note V on page 121 of the Notes to Consolidated Financial Statements.

Divestitures

2018

There were no divestitures in 2018.

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

For further information about divestitures and discontinued operations, see Note C on page 81 of the Notes to Consolidated Financial Statements.

PART I

Foreign Operations

The percentages of our trade sales related to products manufactured outside the United States for the previous three years are shown below. The percentages of foreign trade sales were 34% for 2016, 37% for 2017 and 37% for 2018. Sales by ECS (acquired in January 2019) are not included in the table below. Substantially all ECS sales are in the United States.

Our international operations are principally located in Europe, China, Canada and Mexico. Our products in these foreign locations primarily consist of:

Europe

•	Innersprings for mattresses
•	Lumbar and seat suspension systems for automotive seating and actuators for automotive applications
•	Seamless and welded tubing and fabricated assemblies for aerospace applications
•	Select lines of private-label finished furniture
•	Machinery and equipment designed to manufacture innersprings for mattresses
China

•	Lumbar and seat suspension systems for automotive seating and actuators for automotive applications
•	Cables, motors, and actuators for automotive applications
•	Recliner mechanisms and bases for upholstered furniture
•	Innersprings for mattresses
•	Work furniture components, including chair bases and casters
Canada

•	Lumbar supports for automotive seats
•	Fabricated wire for the furniture and automotive industries
•	Work furniture chair controls and bases

PART I

Mexico

•	Lumbar and seat suspension systems for automotive seating
•	Adjustable beds
•	Innersprings and fabricated wire for the bedding industry
•	Select lines of private-label finished furniture

Geographic Areas of Operation

As of December 31, 2018, we had 129 manufacturing facilities; 75 located in the U.S. and 54 located in 17 foreign countries, as shown below. We also had various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

	Residential Products	Industrial Products	Furniture Products	Specialized Products
North America
Canada	■		■	■
Mexico	■	■	■	■
United States	■	■	■	■
Europe
Austria				■
Belgium				■
Croatia	■
Denmark	■
France				■
Hungary				■
Italy	■
Poland			■
Switzerland	■
United Kingdom	■			■
South America
Brazil	■
Asia
China	■		■	■
India				■
South Korea				■
Africa
South Africa	■

PART I

Sales by Product Line

The following table shows our approximate percentage of trade sales by product line for the last three years:

Product Line	2018	2017	2016
Bedding Group	21%	21%	22%
Automotive Group	19	20	19
Fabric & Flooring Products Group	17	18	18
Work Furniture Group	7	7	7
Consumer Products Group	11	10	8
Home Furniture Group	9	10	11
Wire Group [1]	9	7	8
Aerospace Products Group	4	4	3
Hydraulic Cylinders Group [2]	2	—	—
Machinery Group	1	2	2
Commercial Vehicle Products Group [3]	—	1	2

1Certain operations in the Wire Group were sold in 2016.
2 Formed in January 2018 with the acquisition of a manufacturer of hydraulic cylinders.
3 The two remaining Commercial Vehicle Products operations were sold in 2017 and 2016.

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

Raw Materials

The products we manufacture require a variety of raw materials. We believe that worldwide supply sources are readily available for all the raw materials we use. Among the most important are:

•	Various types of steel, including scrap, rod, wire, sheet and stainless
•	Chemicals used in foam production
•	Foam scrap
•	Woven and non-woven fabrics
•	Titanium and nickel-based alloys and other high strength metals

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

PART I

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2018, our largest customer accounted for approximately 6% of our consolidated revenues. Our top 10 customers accounted for approximately 32% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Products, Specialized Products and Furniture Products segments.

Patents and Trademarks

The chart below shows the number of patents issued, patents in process, trademarks registered and trademarks in process held by our operations as of December 31, 2018. No single patent or group of patents, or trademark or group of trademarks, is material to our operations as a whole. Substantially all of our patents relate to products manufactured by the Specialized Products, Furniture Products, and Residential Products segments, while over half of our trademarks relate to products manufactured by the Residential Products segment. We had 1,427 patents issued and 598 in process, and 980 trademarks registered and 143 in process.

In addition to the above patents and trademarks, in January 16, 2019, we added, through the ECS acquisition, intellectual property related to the protection of technology around various foam applications including specialty polyols and additives that enhance foam performance by reducing heat retention, improving durability and diminishing odor.

PART I

Some of our most significant trademarks include:

•	ComfortCore®, Mira-Coil®, VertiCoil®, Quantum®, Nanocoil®, Softech®, Lura-Flex®, Superlastic® and Active Support Technology® (mattress innersprings)
•	Energex® Coolflow® (specialty foam products)
•	Semi-Flex® (box spring components and foundations)
•	Spuhl® (mattress innerspring manufacturing machines)
•	Wall Hugger® (recliner chair mechanisms)
•	Super Sagless® (motion and sofa sleeper mechanisms)
•	No-Sag® (wire forms used in seating)
•	LPSense® (capacitive sensing)
•	Hanes® (fabric materials)
•	Schukra®, Pullmaflex® and Flex-O-Lator® (automotive seating products)
•	Gribetz® and Porter® (quilting and sewing machines)

Product Development

One of our strongest performing product categories across the company is ComfortCore®, our fabric-encased innerspring coils used in hybrid and other mattresses.  Our ComfortCore® volume continues to grow, and represented over 45% of our total innerspring units by the end of 2018.  A growing number of our ComfortCore® innersprings contain a feature we call Quantum® Edge.  These are narrow-diameter, fabric-encased coils that form a perimeter around a innerspring set, replacing foam in a finished mattress.  Over 35% of our ComfortCore® innersprings have the Quantum® Edge feature, and Quantum® Edge continues to grow.  We have also developed very low height ComfortCore® innersprings used as comfort layers in the top of mattresses that are a fast growing product.  In 2018, sales of these low height innersprings increased over 60%. We are investing in capacity and adding machinery, supplied by our Spuhl® operation, to support the growth in ComfortCore® and Quantum® Edge.

With our January 2019 acquisition of Elite Comfort Solutions, Inc. (ECS), we gained important proprietary technologies in the production of specialty foams, primarily for the bedding and furniture industries.  ECS formulates many of the chemicals and additives used in foam production.  These branded, specialty polyols and additives enhance foam performance by reducing heat retention, improving durability and diminishing odor.  These innovations enable us to create quality mattresses that can be compressed, and we have a significant amount of intellectual property around these specialty chemical formulations.

Many of our other businesses are engaged in product development activities to protect our market position and support ongoing growth.

Employees

At December 31, 2018, we had approximately 22,000 employees, of which 15,900 were engaged in production. Of the 22,000, approximately 12,500 were international employees (5,900 in China). Approximately 14% of our employees are represented by labor unions that collectively bargain for work conditions, wages or other issues. We did not experience any work stoppage related to contract negotiations with labor unions during 2018. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2019. We had approximately 8,200 employees in Specialized Products; 6,300 in Residential Products; 5,600 in Furniture Products; and 1,100 in Industrial Products.

PART I

At December 31, 2017, we had approximately 22,200 employees.

As previously disclosed, the Company acquired ECS on January 16, 2019. ECS had 980 employees on the acquisition date.

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

We believe we are the largest U.S.-based manufacturer, in terms of revenue, of the following:

•	Bedding components
•	Automotive seat support and lumbar systems
•	Specialty bedding foams and private-label finished mattresses
•	Components for home furniture and work furniture
•	Flooring underlayment
•	Adjustable beds
•	High-carbon drawn steel wire
•	Bedding industry machinery

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

PART I

For information about antidumping duty orders regarding innerspring, steel wire rod and mattress imports, please see "Competition" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 31.

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

Working Capital Items

For information regarding working capital items, please see the discussion of "Cash from Operations" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 41.

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

Discontinued Operations

For information on discontinued operations, please see Note C on page 81 of the Notes to Consolidated Financial Statements.

PART I

Item 1A. Risk Factors.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

Inability to timely integrate and fully realize the benefit of the Elite Comfort Solutions, Inc. acquisition could negatively impact our ability to achieve our anticipated cash flows, results of operations, earnings per share, and stock price.
The Company completed the acquisition of Elite Comfort Solutions, Inc. (ECS) for a cash purchase price of approximately $1.25 billion on January 16, 2019. However, we may not be able to successfully integrate the ECS businesses. The financial performance of ECS and the combined company following completion of the transaction may not meet expectations due to a variety of factors, some of which may be outside of our control. The integration may divert management's resources and attention from running our other businesses, and we may fail to realize the anticipated benefits of the transaction, including as a result of delay in integrating ECS. Moreover, we may experience difficulties and delays in achieving revenue synergies associated with the transaction, or we may not achieve these synergies at all. Furthermore, additional unanticipated costs may be incurred in the integration of the ECS business. Finally, we may have difficulties in retaining key personnel and maintaining relationships with customers and suppliers of ECS. Our inability to successfully and timely integrate the ECS businesses could negatively impact our cash flows, results of operations, earnings per share, and stock price.
Our credit agreement contains covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted and our business, results of operations and financial condition could be adversely affected.
We entered into the Third Amended and Restated Credit Agreement among us, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”) and twelve other lenders in our bank group (the “Credit Agreement”). The Credit Agreement is a five-year multi-currency credit facility providing us the ability, from time to time subject to certain customary conditions, to borrow, repay and re-borrow up to $1.2 billion. The Credit Agreement also provides for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed on January 16, 2019 to consummate the ECS acquisition. The Credit Agreement acts as support for the marketability of our commercial paper program, under which we had $898 million outstanding on January 16, 2019, the ECS acquisition closing date.
The Credit Agreement contains certain covenants, including a covenant that requires us to maintain, as of the last day of each quarter beginning March 31, 2019, a leverage ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in the Credit Agreement) for the trailing four fiscal quarters of not greater than 4.25 to 1.00, with a single step-down on March 31, 2020 and thereafter, to 3.50 to 1.00. This covenant may restrict our current and future operations, including (i) our flexibility to plan for, or react to, changes in our businesses and industries; and (ii) our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes.
Also, if we fail to comply with the covenants specified in the Credit Agreement, we may trigger an event of default, in which case the lenders would have the right to: (i) terminate their commitment to provide additional loans under the Credit Agreement, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.
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

PART I

Steel is our principal raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year. Our operations can also be impacted by changes in the cost of chemicals (including TDI, MDI, and polyol), fabrics and foam scrap, which may be subject to significant fluctuation and may negatively impact our profit margins and earnings.
As a producer of steel rod, we are also impacted by volatility in metal margins (the difference between the cost of steel scrap and the market price for steel rod). If market conditions cause scrap costs and rod pricing to change at different rates (both in terms of timing and amount), metal margins could be compressed and this would negatively impact our results of operations.
Higher raw material costs could lead some of our customers to modify their product designs, changing the quantity and mix of our components in their finished goods and replacing higher cost components with lower cost components. If this were to occur, it could negatively impact our results of operations.
Competition could adversely affect our market share, sales, profit margins and earnings.
We operate in markets that are highly competitive. We believe that most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality and performance. We face ongoing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia and Europe. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. If we are unable to purchase key raw materials, such as steel, at prices competitive with those of foreign suppliers, our ability to maintain market share, sales, profit margins and earnings could be harmed by foreign competitors.
Interruption in our customers’ businesses due to bankruptcy, financial difficulties or insolvency could result in their inability to pay their debts to us, and could adversely affect our sales, financial condition, results of operations or cash flows.
Bankruptcy, financial difficulties or insolvency can and has occurred with some of our customers which can impact their ability to pay their debts to us. We have extended trade credit to some of these customers in a material amount, particularly in our Bedding and Consumer Products Groups. Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.
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
Any of these risks, if realized, could adversely affect our sales and increase our operating expenses by requiring larger provisions for bad debt, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Tariffs by the United States government could result in increased costs of imports and could have a material adverse effect on our results of operations.
In 2018, the United States imposed broad-ranging tariffs of 25% on imports of steel products and 10% on imports of aluminum products. The Administration has also imposed tariffs on a broad variety of products imported from China. Additional tariffs may be imposed, or current tariffs increased, in the future. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at December 31, 2018, an aggregate litigation contingency

PART I

accrual of $2 million. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $17 million. If our assumptions or analysis regarding these contingencies is incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $17 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note U on page 119 of the Notes to Consolidated Financial Statements.
We are exposed to foreign currency risk which may negatively impact our competitiveness, profit margins and earnings.
We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2018, 37% of our sales were generated by international operations. Certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than their local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our competitiveness, profit margins and earnings.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2018, goodwill and other intangible assets represented $1.01 billion, or 30% of our total assets. In addition, net property, plant and equipment and sundry assets totaled $845 million, or 25% of total assets. After completing the ECS acquisition in January 2019, as discussed in Note V on page 121 of the Notes to Consolidated Financial Statements, our goodwill and other long-lived asset balances are expected to increase. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.
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
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note D on page 82 and Note V on page 121 of the Notes to Consolidated Financial Statements.
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
Demand weakness in our markets can lead to lower sales and earnings in our businesses. Several factors, including a weak global economy, low consumer confidence, or a depressed housing market could contribute to reduced spending by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends. If economic and market conditions deteriorate, we may experience material negative impacts on our sales, operating cash flows and earnings.
Changes in tax laws or challenges to our tax positions could negatively impact our earnings and cash flows.
We are subject to the tax laws and reporting rules of the U.S. (federal, state and local) and several foreign jurisdictions.  Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty.  There have been proposals, most notably by the Organization for Economic Cooperation and Development and the European Union to reform tax laws or change interpretations of existing tax rules.  Some of these proposals, if adopted, could significantly impact how multinational corporations are taxed on their earnings and transactions.  Although we cannot predict whether or in what form these proposals will become law, or how they might be interpreted, such changes could have a material adverse effect on our earnings and cash flows.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA), resulting in significant changes to U.S. federal income tax law, including the reduction of the statutory federal income tax rate for corporations and the transition from a worldwide tax system to a modified territorial system. Although we expect TCJA will reduce our tax rate in future periods, this expectation is based on our current understanding of the legislation, the subsequent guidance which has been issued, and assumptions we have made. Recognized impacts could differ materially from current estimates based on additional analysis, any changes to our current interpretation of the legislation, actual financial results, additional regulatory guidance that might be issued, and other factors, including actions the Company may take as a result of TCJA.
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
A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability.  Ongoing trade action by the Administration, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or higher cost of steel rod.
If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Residential Products and Industrial Products segments and the Company's results of operations.

PART I

Our borrowing costs and access to liquidity may be impacted by our credit ratings.
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our short-term and long-term debt. With the debt financing of the ECS acquisition, one rating agency lowered our long-term debt credit rating by one notch. This agency, along with one other, also placed our long-term debt rating on negative outlook. If our credit ratings further decline, our borrowing costs could increase, including increased costs under our commercial paper program, costs and fees under our credit facility, and our access to future sources of liquidity may be adversely affected.
We are exposed to risks associated with operating in foreign countries that could result in cost increases, reduced profits, the inability to carry on certain foreign operations and may negatively impact our results of operations, financial condition and cash flows.
In 2018, 37% of our sales were generated by international operations.  Further, many of our businesses obtain products, components and raw materials from global suppliers. Accordingly, our business is subject to the political, regulatory, and legislative risks inherent in operating in numerous countries. These laws and regulations are complex and may change.  If the foreign governments adopt or change laws or regulations, this could negatively impact our results of operations, financial condition and cash flows. Our international locations also face risks associated with operating in a foreign country. These risks include:

•	Credit risks
•	Increased costs due to tariffs, customs and shipping rates
•	Potential problems obtaining raw materials, and disruptions related to the availability of electricity and transportation during times of crisis or war
•	Inconsistent interpretation and enforcement, at times, of foreign tax laws and regulations, and capital requirements
•	Political instability in certain countries

Our Specialized Products segment, which derives roughly 84% of its trade sales from products manufactured in foreign countries, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on certain foreign operations and other adverse effects on our business.
The governing trade provisions between the United States, Mexico and Canada may become less favorable to the Company resulting in increased costs, reduced competitiveness and a negative impact on our results of operations.
On November 30, 2018, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (USMCA), the intended successor agreement to the North American Free Trade Agreement (NAFTA).  Each country must follow its domestic procedures before the agreement can be ratified and thus take effect. To date, the U.S. Administration has not formally provided notice of intent to withdraw from the existing NAFTA, which would start a 6-month clock, pressing Congress to either ratify USMCA or allow NAFTA to terminate.  There is uncertainty as to (i) whether the United States will withdraw from NAFTA, (ii) whether the USMCA will be ratified, or (iii) if the United States withdraws from NAFTA, but the USMCA is not ratified, what trade provisions will govern the relationships between the countries.  If the governing trade provisions between the United States, Mexico and Canada become less favorable to the Company, this could increase our costs, reduce our competitiveness and negatively impact our results of operations.
The United Kingdom's potential withdrawal from the European Union could adversely affect us.
In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as “Brexit.” The ultimate effect of Brexit on us is difficult to predict, but, because we conduct business in the UK and in the EU, the results of the referendum and any withdrawal could cause disruptions and create uncertainty to our businesses, including affecting our relationships with customers and suppliers, altering tariffs and currencies, and fluctuating the value of the British Pound and the Euro relative to the U.S. Dollar. Such disruptions and uncertainties could adversely affect our financial condition, results of operations and/or cash flows from operations.

PART I

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. As of December 31, 2018, we had 129 manufacturing locations, of which 75 are located across the United States and 54 are located in 17 foreign countries. We also had various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Products	Industrial Products	Furniture Products	Specialized Products
United States	75	41	5	23	6
China	17	2	—	5	10
Europe	15	6	—	1	8
Canada	8	3	—	2	3
Mexico	8	3	1	2	2
Other	6	3	—	—	3
Total	129	58	6	33	32

For more information regarding the geographic location of our manufacturing facilities refer to “Geographic Areas of Operation” under Item 1 Business on page 11.
Manufacturing Locations Owned or Leased by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Products	Industrial Products	Furniture Products	Specialized Products
Owned	69	34	6	17	12
Leased	60	24	—	16	20
Total	129	58	6	33	32

In addition to the above, upon the acquisition of Elite Comfort Solutions, Inc. (ECS) on January 16, 2019, we added 13 manufacturing facilities located across the United States, of which five are owned. All of these facilities are held within Residential Products.

We lease many of our manufacturing, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note L on page 95 of the Notes to Consolidated Financial Statements. Of our 129 manufacturing facilities, none are subject to liens or encumbrances that are material to the segment in which they are reported or to the Company as a whole.

None of our physical properties are, by themselves, material to the Company’s overall manufacturing processes, except for our steel rod mill in Sterling, Illinois, which is reported in Industrial Products. The rod mill consists of approximately 1 million square feet of production space, which we own, and has annual output of approximately 500,000 tons of steel rod, of which a substantial majority is used by our own wire mills. Our wire mills convert the steel rod into drawn steel wire.  This wire is used in the production of many of our products, including mattress innersprings. A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability.  Ongoing trade actions by the Administration, along with the

PART I

existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or the increase in the cost of steel rod. If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Residential Products and Industrial Products segments and the Company's results of operations.

In the opinion of management, the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow timely and efficient delivery of products and services to our diverse customer base. In certain businesses, productive capacity continues to exceed current operating levels. However, utilization has increased in many of our businesses with improving market demand, and we are investing to support growth in some of our businesses, including Automotive and U.S. Spring.

Item 3. Legal Proceedings.

The information in Note U beginning on page 119 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.
On September 18, 2018, the Company, along with eight other domestic mattress producers, Corsicana Mattress Company, Elite Comfort Solutions (now a Leggett subsidiary), Future Foam, Inc., FXI, Inc., Innocor, Inc., Kolcraft Enterprises, Inc., Serta Simmons Bedding, LLC, and Tempur Sealy International, Inc., filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in China are unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. The ITC made a preliminary determination that there is a reasonable indication of material injury to the domestic mattress industry in this case, and the DOC has begun its investigation into the dumping allegations. If the DOC determines that dumping is present and the ITC reaches a final determination that the domestic industry has been materially injured by this unfair trade practice, the U.S. government will impose duties on mattresses imported from China at the dumping rate determined by the DOC. No assurance can be given that these determinations will be made, that duties will be imposed or as to the amount of any duties that may be imposed.

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

Name	Age	Position
Karl G. Glassman	60	President and Chief Executive Officer
Matthew C. Flanigan	57	Executive Vice President and Chief Financial Officer
J. Mitchell Dolloff	53	Executive Vice President and Chief Operating Officer, President—Specialized Products & Furniture Products
Perry E. Davis	59	Executive Vice President, President—Residential Products & Industrial Products
Scott S. Douglas	59	Senior Vice President, General Counsel & Secretary
Russell J. Iorio	49	Senior Vice President, Corporate Development
Susan R. McCoy	54	Senior Vice President, Investor Relations
Tammy M. Trent	52	Senior Vice President, Chief Accounting Officer

PART I

Subject to the severance benefit agreements with Mr. Glassman, Mr. Flanigan, Mr. Davis, Mr. Dolloff and Mr. Douglas listed as exhibits to this Report (and one other immaterial agreement with another executive officer), the executive officers generally serve at the pleasure of the Board of Directors. Please see Exhibit Index on page 124 for reference to the agreements.

Karl G. Glassman was appointed Chief Executive Officer of the Company in 2016 and President in 2013. He previously served the Company as Chief Operating Officer from 2006 to 2015. He also served as Executive Vice President from 2002 to 2013, President of Residential Furnishings from 1999 to 2006, Senior Vice President from 1999 to 2002 and in various capacities since 1982.

Matthew C. Flanigan was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 2003 to 2005, Vice President and President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997. Although Mr. Flanigan has announced his retirement from the Company, his retirement date has not been determined as of the date of this Form 10-K.

J. Mitchell Dolloff was appointed Chief Operating Officer effective January 1, 2019. He was appointed Executive Vice President, President—Specialized Products & Furniture Products effective January 1, 2017. He previously served as Senior Vice President and President of the Specialized Products segment beginning in 2016. He served as Vice President of the Company and President of the Automotive Group from 2014 to 2015. He also served as President of Automotive Asia from 2011 to 2013, Vice President of the Specialized Products segment from 2009 to 2013, and Director of Business Development for Specialized Products from 2007 to 2009. He has served the Company in various other capacities since 2000.

Perry E. Davis was appointed Executive Vice President, President—Residential Products & Industrial Products effective January 1, 2017. He previously served as Senior Vice President and President of the Residential Furnishings segment beginning in 2012. He also served as Vice President of the Company, President—Bedding Group from 2006 to 2012, as Vice President of the Company, Executive VP of the Bedding Group and President—U.S. Spring beginning in 2005. He served as Executive VP of the Bedding Group and President—U.S. Spring from 2004 to 2005, President—Central Division Bedding Group from 2000 to 2004, and in various capacities since 1981.

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

Susan R. McCoy was appointed Senior Vice President, Investor Relations in 2019. She previously served as Vice President, Investor Relations from 2014 to 2019, Staff Vice President, Investor Relations from 2011 to 2014, and Director of Investor Relations from 2002 to 2011. She also served as Due Diligence Manager from 1999 to 2002, Manager of Financial Reporting in 1999 and in a series of progressively more responsible financial capacities since 1986.

Tammy M. Trent was appointed Senior Vice President in 2017 and has served as Chief Accounting Officer since 2015. She previously served as Vice President from 2015 to 2017, and Staff Vice President, Financial Reporting from 2007 to 2015. She has served the Company in a series of progressively more responsible financial capacities since 1998.

PART II

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (symbol LEG). The table below highlights quarterly and annual stock market information for the last two years.

	Price Range [1]		Volume of Shares Traded [1] (in Millions)	Dividend Declared
	High	Low
2018
First Quarter	$49.88	$41.25	94.7	$0.36
Second Quarter	45.39	39.57	78.8	0.38
Third Quarter	46.71	42.19	67.2	0.38
Fourth Quarter	44.22	33.48	93.7	0.38
For the Year	$49.88	$33.48	334.4	$1.50
2017
First Quarter	$50.89	$46.24	61.1	$0.34
Second Quarter	54.97	49.92	59.9	0.36
Third Quarter	53.96	43.17	59.9	0.36
Fourth Quarter	51.99	44.76	58.2	0.36
For the Year	$54.97	$43.17	239.1	$1.42

1 Price and volume data reflect composite transactions; price range reflects intra-day prices; data source is Bloomberg.

Shareholders and Dividends

As of February 18, 2019, we had 8,356 shareholders of record.

Increasing the dividend remains a high priority. In 2018, we increased the quarterly dividend by $.02, or 5.6% to $.38 per share. For 30 years, we have generated operating cash in excess of our annual requirement for capital expenditures and dividends. We expect this again to be the case in 2019. We have no restrictions that materially limit our ability to pay such dividends or that we reasonably believe are likely to limit the future payment of dividends.

For more information on dividends see "Pay Dividends" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 44.

 Issuer Purchases of Equity Securities

The table below is a listing of our purchases of the Company’s common stock during each calendar month of the fourth quarter of 2018.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 2018	—	$—	—	7,572,661
November 2018	3,671	$37.48	—	7,572,661
December 2018	462	$36.19	—	7,572,661
Total	4,133	$37.34	—

1 This number includes 4,133 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions, all of which totaled 4,573 shares for the fourth quarter.

2 On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2019, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2019. No specific repurchase schedule has been established.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2018 [1]	2017 [2]	2016 [3]	2015 [4]	2014 [5]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$4,270	$3,944	$3,750	$3,917	$3,782
Earnings from Continuing Operations	306	294	367	328	225
(Earnings) Attributable to Noncontrolling Interest, net of tax	—	—	—	(4)	(3)
Earnings (loss) from Discontinued Operations, net of tax	—	(1)	19	1	(124)
Net Earnings attributable to Leggett & Platt, Inc. common shareholders	306	293	386	325	98
Earnings per share from Continuing Operations
Basic	2.28	2.16	2.66	2.30	1.57
Diluted	2.26	2.14	2.62	2.27	1.55
Earnings (Loss) per share from Discontinued Operations
Basic	—	(.01)	.14	.01	(.88)
Diluted	—	(.01)	.14	.01	(.87)
Net Earnings (Loss) per share
Basic	2.28	2.15	2.80	2.31	.69
Diluted	2.26	2.13	2.76	2.28	.68
Cash Dividends declared per share	1.50	1.42	1.34	1.26	1.22
Summary of Financial Position
Total Assets	$3,382	$3,551	$2,984	$2,964	$3,136
Long-term Debt, including capital leases	$1,168	$1,098	$956	$942	$762

All amounts are presented after tax.

[1]
Earnings from Continuing Operations for 2018 includes a $14 million charge for restructuring; $12 million charge for note impairment; $6 million charge for ECS transaction costs; and a $2 million benefit associated with TCJA.

[2]
Earnings from Continuing Operations for 2017 includes a $50 million charge associated with the TCJA; $13 million of net gains on sales of a business and real estate; an $8 million tax benefit from a divestiture; a $10 million pension settlement charge; and a $3 million charge for an impairment of a wire business.

[3]
Earnings from Continuing Operations for 2016 includes $16 million of gains on sales of businesses; a $3 million goodwill impairment charge; and a $5 million gain on a foam litigation settlement. Discontinued operations primarily consists of a gain on a foam litigation settlement.

[4]	Earnings from Continuing Operations for 2015 includes $4 million of impairments; $3 million associated with litigation accruals; and an $8 million pension settlement charge.

[5]
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HIGHLIGHTS

Sales increased 8% in 2018, from growth in volume, raw material-related price inflation and currency impact. Acquisitions, net of 2017 divestitures, added 2% to sales. Sales growth came primarily from gains in Automotive, Bedding, Adjustable Bed, Work Furniture, and Aerospace partially offset by declines in other businesses, primarily Home Furniture, Fashion Bed and Flooring Products.

Earnings from continuing operations increased from the non-recurrence of charges in 2017 associated with the Tax Cuts and Jobs Act (TCJA), despite restructuring-related and impairment charges incurred in 2018. Earnings further improved primarily from increased metal margins at our steel rod mill and higher sales. These improvements were partially offset by higher raw material costs (including LIFO expense), the lag associated with passing along ongoing inflation, and weak performance in a few of our businesses. This led us to initiate restructuring activity late in the year, primarily in Fashion Bed and Home Furniture, where we are exiting low margin business, reducing operating costs, and eliminating excess capacity.

In November 2018, we announced our plans to acquire Elite Comfort Solutions (ECS), a leader in the production of proprietary specialized foam primarily for the bedding and furniture industries. We completed the acquisition in January 2019. ECS is the largest acquisition in our history, with a purchase price of approximately $1.25 billion.
ECS operates a vertically integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. Through this acquisition, we gain critical capabilities in proprietary foam technology, along with scale in the production of private-label finished mattresses. Our combined expertise in spring and foam technology makes us the leading provider of differentiated products for the global bedding industry and positions us to capitalize on current and future market trends.
Portfolio management remains a strategic priority. Over the past several years we have enhanced our business portfolio and improved margins by growing our stronger businesses and exiting or restructuring businesses that consistently struggled to deliver acceptable returns. During 2018 we acquired three businesses: Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market, and two small geo components operations.

We incurred the following charges in the fourth quarter:

(Dollar amounts in millions, except per share data)	Cash	Non-Cash	Total
Restructuring-related charges	$ 7	$ 9	$16
Note impairment	—	16	16
ECS acquisition costs [1]	7	—	7
Total charges	$14	$25	$39
1 Includes $4 million in SG&A charges and $3 million of financing-related charges in interest expense.

The restructuring-related charges are primarily attributable to the Fashion Bed and Home Furniture businesses. In 2019, the Company expects an additional estimated $17 million ($5 million cash/$12 million non-cash) in restructuring-related charges for these businesses. The restructuring activity should be substantially complete by the end of 2019.

In January 2019, we expanded the borrowing capacity under our revolving credit facility from $800 million to $1.2 billion, increased permitted borrowings under our commercial paper program in a corresponding amount, and added additional borrowing capacity in the form of a 5-year $500 million term loan primarily to finance the ECS transaction. After completing the ECS acquisition in January 2019, our debt levels increased. We expect to focus on deleveraging by temporarily limiting share repurchases, reducing other acquisition spending, and using operating cash flow to repay debt.

Operating cash flow was essentially flat versus 2017, and we once again generated more than enough operating cash flow to fund dividends and capital expenditures comfortably, something we have accomplished each year for 30 years.

PART II

We raised the quarterly dividend by 5.6% in 2018 and extended our record of consecutive annual increases to 47 years. We also bought back 2.6 million shares of our stock.

We assess our overall long-term performance by comparing our Total Shareholder Return (TSR) to that of peer companies on a rolling three-year basis. We target TSR in the top third of the S&P 500 over the long term. While our recent performance has not met this target, we strongly believe our disciplined growth strategy and use of capital will support achievement of this goal over time.

These topics are discussed in more detail in the sections that follow.

INTRODUCTION

Total Shareholder Return

Total Shareholder Return (TSR), relative to peer companies, is a primary financial measure that we use to assess long-term performance. TSR is driven by the change in our share price and the dividends we pay: TSR = (Change in Stock Price + Dividends) / Beginning Stock Price. We seek to achieve TSR in the top third of the S&P 500 over the long term through an approach that employs four TSR drivers: revenue growth, margin expansion, dividends, and share repurchases.

We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. For the three-year measurement period that ended December 31, 2018, we generated TSR of -2% per year on average, in the bottom quartile of the S&P 500. While disappointing, we strongly believe our disciplined growth strategy and use of capital will support achievement of this goal over time.

The table below shows the components of our TSR targets. Accomplishing this level of performance over rolling three-year periods should enable us to consistently attain our top-third TSR goal.

Current Targets
Revenue Growth	6-9%
Margin Increase	1%
Dividend Yield	3%
Stock Buyback	1%
Total Shareholder Return	11-14%

In connection with the acquisition of ECS our debt levels increased, and we expect to focus on deleveraging by temporarily limiting share repurchases, reducing other acquisition spending and using operating cash flow to repay debt. The ECS transaction does not change our long-term TSR targets and framework. In the near-term, revenue growth will benefit significantly from the initial impact of the acquisition. Increased interest expense will negatively impact TSR in 2019.  As we pay down the acquisition debt, the corresponding reduction in interest expense should have a positive impact on TSR. The stock buyback component is expected to be slightly negative to our TSR due to the temporary limiting of share repurchases while we focus on deleveraging. Longer-term, the ECS acquisition is expected to benefit all four TSR drivers through profitable growth and strong operating cash flow.
Senior executives participate in an incentive program with a three-year performance period based on two equal measures: (i) our TSR performance compared to the performance of a group of approximately 320 peers, and (ii) the Company or segment's EBIT Compound Annual Growth Rate (CAGR).

Customers

We serve a broad suite of customers, with our largest customer representing approximately 6% of our sales. Many are companies whose names are widely recognized. They include bedding, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.

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

Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs inflated throughout 2017, and continued to increase in the first half of 2018. Depending on the type of steel input, we have seen varying degrees of inflation in the U.S. Long product, the steel industry term for rod and wire, is up significantly since the end of 2017. Flat product (hot or cold rolled sheet steel) which we purchase for use in several of our businesses, but most heavily in Home Furniture, is also up significantly since the end of 2017. We implemented price increases to recover most of the higher costs, but with the normal lag in realizing selling price increases, the cost inflation led to margin pressure in the second half of 2017 and in the first half of 2018. In certain instances when our foreign competitors purchase steel in markets that have not experienced significant inflation (particularly flat product in China) it is more difficult for us to pass through U.S.-based steel price increases to our customers.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry were moderately compressed in late 2016, began to increase modestly in the second half of 2017 and further expanded in the first half of 2018. Although steel scrap costs increased early in the year, rod prices increased to a much larger degree. Both stabilized by mid-year. Because of these factors, our steel rod mill experienced enhanced profitability in 2018. If these wider metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.

With the acquisition of ECS we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol.  The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers, with a lag that varies based on customer contract terms. Our other raw materials include woven and non-woven fabrics and foam scrap. We have experienced changes in the cost of these materials in past years and generally have been able to pass them through to our customers.

When we raise our prices to recover higher raw material costs, this sometimes causes customers to modify their product designs and replace higher cost components with lower cost components. We must continue providing product options to our customers that enable them to improve the functionality of their products and manage their costs, while providing higher profits for our operations.

PART II

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

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our highly efficient operations, low labor content, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases by selectively adjusting prices, developing new proprietary products that help our customers reduce total costs and shifting production offshore to take advantage of lower input costs.

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

Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy and Turkey, ranging from 3% to 193%. These duties will continue through June 2019 (for Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago), through December 2019 (for China), and through December 2022 (for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom); at which times, respectively, the DOC and the ITC will conduct sunset reviews to determine whether to extend the orders for an additional five years.

We believe mattresses from China are being imported into the U.S. at low prices that violate our trade laws. In September 2018, we, along with other domestic mattress producers, filed an antidumping petition with the U.S. government on behalf of the mattress industry to attempt to remedy this situation. In November, the ITC made a preliminary determination that there is a reasonable indication that the domestic mattress producers are materially injured by reason of the unfairly priced imported mattresses. The DOC is now investigating the dumping allegations. See Item 3 Legal Proceedings on page 23 for more information.

Acquisition of Elite Comfort Solutions

On November 6, 2018, we entered into a definitive agreement to purchase all of the capital stock of Elite Comfort Solutions, Inc. (ECS) for a cash purchase price of approximately $1.25 billion. ECS, headquartered in Newnan, Georgia, is a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically integrated model, developing many of the chemicals and additives used in foam production, producing foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams and components. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. Following the closing of the transaction in January 2019, ECS became a separate business unit and operates within the Residential Products segment.

We financed the purchase price with a combination of commercial paper borrowings and the borrowing under a new five-year $500 million term loan facility.  As part of the financing, we increased the capacity under our revolving credit

PART II

facility from $800 million to $1.2 billion, and we concurrently increased permitted borrowings under our commercial paper program in a corresponding amount.  As of January 16, 2019, the ECS acquisition closing date, we had $898 million of commercial paper outstanding and had fully borrowed under the $500 million term loan. We are evaluating financing alternatives for the reduction of the commercial paper.  We believe that operating cash flow, cash on hand and our ability to obtain debt financing will provide sufficient funds available to repay commercial paper borrowings, as well as support our ongoing operations, pay dividends and fund future growth.

RESULTS OF OPERATIONS—2018 vs. 2017

Sales increased 8% in 2018, from growth in volume, raw material-related price inflation, and currency impact. Acquisitions, net of divestitures completed in 2017, added 2% to sales. Sales growth came primarily from content gains and new program awards in Automotive, market share and content gains in Bedding, growth in Adjustable Bed and raw material-related price increases. Several other businesses, including Work Furniture, Aerospace, and International Spring contributed to sales growth this past year.

Earnings from continuing operations increased from the non-recurrence of charges in 2017 associated with the Tax Cuts and Jobs Act (TCJA), and despite restructuring-related and impairment charges incurred in 2018. Earnings further improved primarily from improved metal margins at our steel rod mill and higher sales. However, these improvements were largely offset by higher raw material costs (including LIFO expense), the lag associated with passing along ongoing inflation, and weak performance in a few of our businesses. This led us to initiate restructuring activity late in the year, primarily in Fashion Bed and Home Furniture, where we are exiting low margin business, reducing operating costs, and eliminating excess capacity. Further details about our consolidated and segment results are discussed below.

PART II

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2018, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net sales:
Year ended December 31, 2017	$3,944
Divestitures	(25)	(1)%
2017 sales excluding divestitures	3,919
Approximate volume gains	99	3%
Approximate raw material-related inflation and currency impact	145	3%
Same location sales	244	6%
Acquisition sales growth	107	3%
Year ended December 31, 2018	$4,270	8%
Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2017	$294
Restructuring-related charges	(14)
Note impairment	(12)
ECS transaction costs	(6)
TCJA impact	2
Non-recurrence of TCJA impact, net	50
Non-recurrence of pension settlement charge	10
Non-recurrence of real estate gain	(15)
Non-recurrence of divestiture tax benefit	(8)
Non-recurrence of divestiture loss	2
Non-recurrence of impairment of small operation	3
Other items offset	—
Year ended December 31, 2018	$306
Earnings Per Diluted Share (continuing operations)—2017	$2.14
Earnings Per Diluted Share (continuing operations)—2018	$2.26
   1 Calculations impacted by rounding

Full-year sales grew 8%, to $4.27 billion, and same location sales increased 6%. Volume grew 3%, with gains in Automotive, Bedding, Adjustable Bed, Work Furniture, and Aerospace partially offset by declines in other businesses, primarily Home Furniture, Fashion Bed, and Flooring Products. Raw material-related price increases and currency impact added 3%. Acquisitions, net of 2017 divestitures, contributed 2% to sales growth.

As indicated in the table above, earnings from continuing operations increased primarily from the non-recurrence of the TCJA and other charges in 2017, despite restructuring-related and impairment charges incurred in 2018. Operationally, earnings improved primarily from increased metal margins at our steel mill and higher sales, offset by higher raw material costs (including LIFO expense), the lag associated with passing along ongoing inflation, and underperformance in a few of our businesses.

LIFO Impact

Approximately 50% of our inventories are valued on the LIFO method. These are primarily our domestic, steel-related inventories. In 2018, increasing steel costs resulted in a full-year pretax LIFO expense of $31 million. In 2017, increasing steel costs resulted in a full-year pretax LIFO expense of $19 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 72.

Interest and Income Taxes

Net interest expense in 2018 was higher by $17 million, primarily due to the issuance of $500 million of new debt in the fourth quarter 2017, higher rates on commercial paper, and additional consideration for a prior year acquisition (see Note S to the Consolidated Financial Statements on page 114). 2018's interest expense also includes $3.2 million of financing-related charges incurred in connection with the ECS acquisition.
Our worldwide effective income tax rate on continuing operations was 20.4% in 2018, compared with 32.0% for 2017. The U.S. statutory federal income tax rate was significantly impacted by the enactment of Tax Cuts and Jobs Act (TCJA) in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 to 21% in 2018.
The following table reflects how our effective income tax rate from continuing operations differs from these statutory federal income tax rates. See Footnote O to the Consolidated Financial Statements on page 108 for additional details.

	Year Ended December 31
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.9	.9
Tax effect of foreign operations	—	(8.8)
Current and deferred foreign withholding taxes	3.8	3.6
Deemed repatriation of foreign earnings	(.3)	15.6
Deferred tax revaluation	(.1)	(6.0)
Stock-based compensation	(.8)	(2.0)
Tax benefit for outside basis in subsidiary	—	(1.8)
Change in valuation allowance	(2.0)	(.4)
Change in uncertain tax positions, net	(.3)	(.6)
Domestic production activities deduction	—	(1.2)
Other permanent differences, net	(1.4)	(1.6)
Other, net	(.4)	(.7)
Effective tax rate	20.4%	32.0%

At December 31, 2017, we recorded certain provisional amounts related to TCJA in accordance with Staff Accounting Bulletin (SAB) 118 (See Note A to the Consolidated Financial Statements on page 72). We refined this estimate in 2018, and recorded measurement period adjustment benefits related to the deemed repatriation tax and our deferred tax revaluation. In aggregate, these adjustment items decreased our effective tax rate by .4% in 2018. As of December 31, 2018, our accounting has been finalized with respect to the SAB 118 provisional amounts recorded at December 31, 2017.

We anticipate an effective tax rate for 2019 of approximately 24%, which includes the anticipated tax effects associated with TCJA and certain other expected discrete items, primarily related to stock compensation payments (which can fluctuate based on stock price and other factors) and executive compensation limitations. Our tax rate is also contingent upon other factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits and other discrete items, and the effect of other tax law changes and prudent tax planning strategies.

PART II

Segment Results

In the following section we discuss 2018 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note G to the Consolidated Financial Statements on page 87.

(Dollar amounts in millions)	2018	2017	Change in Sales		% Change Same Location
			$	%	Sales [1]
Sales
Residential Products	$1,721	$1,639	$82	5%	4%
Industrial Products	662	546	116	21%	21%
Furniture Products	1,156	1,113	43	4%	4%
Specialized Products	1,059	943	116	12%	6%
Total segment sales	4,598	4,241	357
Intersegment sales elimination	(328)	(297)	(31)
Trade sales	$4,270	$3,944	$326	8%	6%

	2018	2017	Change in EBIT		EBIT Margins [2]
			$	%	2018	2017
EBIT
Residential Products	$133	$184	$(51)	(28)%	7.7%	11.2%
Industrial Products	68	21	47	226%	10.3%	3.8%
Furniture Products	50	81	(31)	(39)%	4.3%	7.3%
Specialized Products	189	196	(7)	(3)%	17.8%	20.8%
Intersegment eliminations & other	(3)	1	(4)
Pension settlement charge	—	(15)	15
Total EBIT	$437	$468	$(31)	(7)%	10.2%	11.9%

1 This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we operated one year earlier.

2 Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products

Total sales grew 5%, from a 4% increase in same location sales (due to raw material-related selling price increases) and 1% from acquisitions. Volume was flat, with growth in U.S. Spring, European Spring and Geo Components offset by lower sales in other businesses, primarily Flooring Products.

EBIT decreased $51 million, with $21 million of the decline from a $16 million non-cash impairment charge related to a note receivable, $4 million in costs incurred in connection with the ECS acquisition, and $1 million in restructuring-related charges. In addition, EBIT decreased from higher raw material costs (including LIFO expense) and increased spending to support content and market share gains in U.S. Spring.

 Industrial Products

Total sales in Industrial Products grew 21%, from raw material-related selling price increases (18%) and higher volume (3%).

EBIT increased $47 million from improved metal margins at our steel rod mill, higher volume and the non-recurrence of a $5 million impairment of a small wire products operation in 2017. These improvements were partially offset by higher LIFO expense.

Furniture Products

Total sales in Furniture Products grew 4%. Volume increased 2%, with growth in Adjustable Bed and Work Furniture, partially offset by declines in Home Furniture and Fashion Bed. Raw material-related price increases and currency impact added 2% to sales growth.
EBIT decreased $31 million, $15 million from restructuring-related charges and the remainder primarily from higher steel costs (including LIFO expense), promotional activity, and lower overhead recovery.

Specialized Products

In Specialized Products, total sales grew 12%. Same location sales increased 6% from volume gains in Automotive and Aerospace, and currency benefits. The PHC acquisition added 9% and was partially offset (3%) by 2017’s CVP divestiture.

EBIT decreased $7 million despite higher sales because of the non-recurrence of a $23 million gain on the sale of real estate offset by a $3 million loss from the CVP divestiture in 2017.

Results from Discontinued Operations

There was no significant discontinued operations activity in 2018 or 2017. For further information about discontinued operations, see Note C to the Consolidated Financial Statements on page 81.

RESULTS OF OPERATIONS—2017 vs. 2016

Sales increased 5% in 2017, from growth in volume, raw material-related price inflation, and currency impact. Acquisitions added 2% to sales but were offset by divestitures. Sales growth came primarily from Automotive, reflecting content gains and new program awards, and Adjustable Bed. Several other businesses, including International Spring, Geo Components, Work Furniture and Aerospace, contributed to sales growth.

Earnings from continuing operations decreased significantly from the effects of one-time costs associated with the TCJA. Other significant factors that reduced earnings include ongoing steel inflation and the timing lag associated with passing along higher steel costs. These reductions were partially offset by increased sales and lower income taxes. Further details about our consolidated and segment results are discussed below.

PART II

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2017, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net sales:
Year ended December 31, 2016	$3,750
Divestitures	(78)	(2)%
2016 sales excluding divestitures	3,672
Approximate volume gains	142	4%
Approximate raw material-related deflation and currency impact	65	2%
Same location sales	207	6%
Acquisition sales growth	65	2%
Year ended December 31, 2017	$3,944	5%
Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2016	$367
TCJA impact, net	(50)
Pension settlement charge	(10)
Real estate gain	15
Divestiture tax benefit	8
Divestiture loss	(2)
Impairment of small operation	(3)
Non-recurrence of divestiture gains	(17)
Non-recurrence of litigation settlement gain	(5)
Other, including higher steel costs (and LIFO expense),
partially offset by higher volume and lower income taxes	(9)
Year ended December 31, 2017	$294
Earnings Per Diluted Share (continuing operations)—2016	$2.62
Earnings Per Diluted Share (continuing operations)—2017	$2.14
  1 Calculations impacted by rounding

Sales increased 5% from volume growth, raw-material price increases and currency impact. Acquisitions also contributed 2% to sales growth but were offset by divestitures. The growth came primarily from Automotive and Adjustable Bed. Several other businesses, including International Spring, Geo Components, Work Furniture and Aerospace, also contributed to sales growth.

During 2017, we divested the last remaining CVP operation, which had total annual sales of $43 million.

As indicated in the table above, earnings from continuing operations decreased primarily from the impact of the TCJA. Operationally, earnings decreased largely from steel inflation, the timing lag associated with passing along these higher steel costs, and several smaller items partially offset by higher volume and lower income taxes.

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

On December 22, 2017, President Trump signed into law TCJA, enacting significant changes to the U.S. Internal Revenue Code of 1986, as amended, including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21%, the transition of U.S. taxation from a worldwide tax system to a modified territorial system, and the imposition of a one-time tax associated with the mandatory deemed repatriation of untaxed foreign earnings. Although these provisions are generally applicable for years after December 31, 2017, several provisions impacted our 2017 earnings, including the one-time deemed repatriation tax, additional taxes for expected foreign cash repatriations, and the revaluation of our U.S. deferred taxes. As a result, we recorded a net tax expense of $50 million in the fourth quarter of 2017 related to these items, which negatively impacted our full year tax rate by 12%. Of this total amount, $67 million is related to the one-time deemed repatriation tax that will be paid on a graduated scale over the next eight years.

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

PART II

 Segment Results

In the following section we discuss 2017 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note G to the Consolidated Financial Statements on page 87.

(Dollar amounts in millions)	2017	2016	Change in Sales		% Change Same Location
			$	%	Sales [1]
Sales
Residential Products	$1,639	$1,589	$50	3%	—%
Industrial Products	546	583	(37)	(6)%	—%
Furniture Products	1,113	1,048	65	6%	5%
Specialized Products	943	906	37	4%	8%
Total segment sales	4,241	4,126	115
Intersegment sales elimination	(297)	(376)	79
Trade sales	$3,944	$3,750	$194	5%	6%

	2017	2016	Change in EBIT		EBIT Margins [2]
			$	%	2017	2016
EBIT
Residential Products	$184	$168	$16	10%	11.2%	10.5%
Industrial Products	21	65	(44)	(68)%	3.8%	11.2%
Furniture Products	81	107	(26)	(24)%	7.3%	10.2%
Specialized Products	196	181	15	8%	20.8%	20.0%
Pension settlement charge	1	1	—
Intersegment eliminations & other	(15)	—	(15)
Total EBIT	$468	$522	$(54)	(10)%	11.9%	13.9%

1 This is the change in sales not attributable to acquisitions or divestitures. These are sales that come from the same plants and facilities that we operated one year earlier.

2 Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

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

Results from Discontinued Operations

Full year earnings from discontinued operations, net of tax, decreased to -$1 million from $19 million in 2016. This decrease is primarily due to the non-recurrence of a litigation gain ($20 million) related to our former Prime Foam business. For further information about discontinued operations, see Note C to the Consolidated Financial Statements on page 81.

LIQUIDITY AND CAPITALIZATION

Cash from operations was essentially flat in 2018. Our operations once again provided more than enough cash to fund both capital expenditures and dividend payments, something we have accomplished each year for 30 years. We expect this to again be the case in 2019.

We continued to invest in businesses and product categories that are growing, with capital expenditures in 2018 flat versus 2017. We raised the quarterly dividend by 5.6% and extended our record of consecutive annual increases to 47 years. We also bought back 2.6 million shares of our stock during the year.

In January 2019, we expanded the borrowing capacity under our revolving credit facility from $800 million to $1.2 billion, correspondingly increased permitted borrowing under our commercial paper program, and added additional borrowing capacity in the form of a $500 million 5-year term loan primarily to finance the ECS transaction. After completing the ECS acquisition in January 2019, our outstanding commercial paper was $898 million and we had fully borrowed under the $500 million term loan. We expect to focus on deleveraging by temporarily limiting share repurchases, reducing other acquisition spending, and using operating cash flow to repay debt.

PART II

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations.

Cash from operations was essentially flat in 2018. Cash from operations should approximate $550 million in 2019, increasing versus 2018 primarily due to the ECS acquisition.

We closely monitor our working capital levels, and we ended 2018 with adjusted working capital at 10.6% of annualized sales 1. The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period.

(Dollar amounts in millions)	2018	2017
Current assets	$1,525	$1,767
Current liabilities	816	976
Working capital	709	791
Cash and cash equivalents	268	526
Current debt maturities	1	154
Adjusted working capital	$442	$419
Annualized sales [1]	$4,188	$3,936
Working capital as a percent of annualized sales	16.9%	20.1%
Adjusted working capital as a percent of annualized sales	10.6%	10.6%

1 Annualized sales equal 4th quarter sales ($1,047 million in 2018 and $984 million in 2017) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

PART II

Three Primary Components of our Working Capital

	Amount (in millions)				Days
	2018	2017	2016		2018	2017	2016
Trade Receivables	$545	$522	$451	DSO [1]	46	45	44

Inventories	$634	$571	$520	DIO [2,4]	65	65	66

Accounts Payable	$465	$430	$351	DPO [3,4]	48	47	42

[1]	Days sales outstanding: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[4]
2017 ratios have been retrospectively adjusted to reflect the adoption of ASU 2017-07 that resulted in reclassifications between "Cost of goods sold" and "Selling and administrative expenses" into "Other expense (income), net". For further discussion see Note A to the Consolidated Financial Statements on page 72.

Trade Receivables - Our trade receivables increased $23 million at December 31, 2018 compared to the prior year primarily due to increased sales, acquisitions, and currency fluctuations. Our sales to international customers, which are predominantly in the Specialized Products segment, continue to increase and typically have longer payment terms. We do not believe that the increase in days sales outstanding is indicative of a deterioration of the creditworthiness of our customers, or is reasonably likely to materially impact our liquidity position. Rather, we believe the increase is within a reasonable range of change caused by differences in the timing of sales and cash receipts. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.

Our provision expense for losses on trade accounts receivable has averaged $1 million for the last three years. On the balance sheet, our allowance for doubtful accounts as a percentage of our net trade receivables has approximated 1% for the same time period. We monitor all accounts for possible loss. Although we recorded a $16 million reserve ($15 million on a note receivable and $1 million for a trade accounts receivable) regarding a customer in our Residential Products segment that is experiencing financial problems, we have experienced favorable trends in the number of trade accounts receivables monitored for possible loss or written-off over the last few years. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based on facts and circumstances for each individual customer.

Inventories - The increase in inventories of $63 million at December 31, 2018 compared to the prior year primarily reflects inflation, higher levels necessary to support sales growth, new programs and acquisitions.

Days inventory on hand of 65 days at the end of 2018 is within a reasonable historical range. We believe we have established adequate reserves for any slower moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to sales within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Additions to inventory reserves in 2018 were $10 million, which was slightly higher than our $8 million three-year average. This increase is primarily associated with the 2018 Restructuring Plan. Our reserve balances as a percentage of our 2018 year-end inventory were consistent with our historical average.

Accounts Payable - The increase in accounts payables of $35 million at December 31, 2018 compared to the prior year is primarily due to a focused effort on optimizing payment terms, increased purchases to support sales growth, and

PART II

acquisitions. We continue to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options to enhance our DPO.

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

We will continue to make investments to support expansion in businesses and product lines where sales are growing, for efficiency improvement and maintenance and for system enhancements. We expect capital expenditures to approximate $195 million in 2019. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Our long-term 6-9% annual growth objective envisions periodic acquisitions. We are seeking acquisitions primarily within our Grow business units, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage, such as the 2019 ECS transaction discussed on page 29 and the 2018 PHC acquisition discussed below). As a reminder, in connection with the acquisition of ECS our debt levels increased, and we expect to focus on deleveraging by, among other factors, temporarily reducing other acquisition spending.

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

In 2017, we acquired three businesses and the remaining interest in a joint venture for total consideration of $56 million (cash and stock). The first, a Canadian distributor and installer of geosynthetic products expands the geographic scope and capabilities of our Geo Components business. The second is a U.S. manufacturer of surface-critical bent tube components which supports the private-label finished seating strategy in our Work Furniture business. The third is a U.S. producer of rebond carpet underlay which adds to our production capacity and expands the geographic footprint in our

PART II

Flooring Products business. Finally, we acquired the remaining 20% of an Asian joint venture in our Work Furniture business.

In 2018, we acquired three businesses for total consideration of $109 million. The first is Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The second and third are both operations in our Geo Components business: a small producer of geo components, and a manufacturer and distributor of innovative home and garden products that can be found at most major retailers.

In January 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion.

Additional details about acquisitions can be found in Note S and Note V to the Consolidated Financial Statements on page 114 and page 121, respectively.

Pay Dividends

Dividends are the primary means by which we return cash to shareholders. The cash requirement for dividends in 2019 should approximate $205 million.

We are modestly changing our dividend payout target (from 50-60%) to approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, divestiture gains, impairment charges, restructuring-related charges, litigation accruals and settlement proceeds). Continuing our long track record of increasing the dividend remains a high priority. In 2018, we increased the quarterly dividend by $.02, or 5.6%, to $.38 per share. 2018 marked the Company's 47th annual dividend increase, a record of consecutive dividend increases that only ten S&P 500 companies currently exceed. Leggett & Platt is proud of its dividend record and plans to extend it.

PART II

Repurchase Stock

Share repurchases are the other means by which we return cash to shareholders. As shown in the chart above, share repurchases were significant in each of the last three years. During that time frame, we repurchased a total of 10.5 million shares of our stock and issued 5.4 million shares (through employee benefit plans and stock option exercises), reducing outstanding shares by 4%. In 2018, we repurchased 2.6 million shares (at an average price of $43.10) and issued 1.2 million shares.

Our long-term priorities for use of cash are: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS, as previously discussed, we will temporarily limit share repurchases, reduce acquisition spending, and prioritize debt repayment after funding organic growth and dividends.

We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2018	2017	2016

Total debt excluding revolving credit/commercial paper	$1,099	$1,252	$764
Less: Current maturities of long-term debt	1	154	4
Scheduled maturities of long-term debt	1,098	1,098	760
Average interest rates [1]	3.6%	3.6%	3.7%
Average maturities in years [1]	6.7	6.9	5.8
Revolving credit/commercial paper	70	—	196
Average interest rate on year-end balance	2.6%	—%	1.0%
Average interest rate during the year	2.4%	1.4%	.8%
Total long-term debt	1,168	1,098	956
Deferred income taxes and other liabilities	241	286	227
Equity	1,158	1,191	1,094
Total capitalization	$2,567	$2,575	$2,277
Unused committed credit: [2]
Long-term	$730	$800	$554
Short-term	—	—	—
Total unused committed credit	$730	$800	$554

Cash and cash equivalents	$268	$526	$282

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.

[2]
The unused credit amount is based upon our revolving credit facility and commercial paper program which, at the end of 2016, had $750 million of borrowing capacity. The credit facility was amended in the fourth quarter of 2017 to increase the borrowing capacity to $800 million and the commercial paper program was increased to a corresponding amount. In January 2019, we expanded the borrowing capacity under our revolving credit facility from $800 million to $1.2 billion and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS transaction.

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

In July 2018, we retired $150 million of 4.40% notes at maturity.

In January 2019, we increased the capacity under our revolving credit facility from $800 million to $1.2 billion (and increased permitted borrowings under our commercial paper program in a corresponding amount), and added additional borrowing capacity in the form of the five-year term loan facility in the amount of $500 million, all primarily to finance the ECS acquisition. As of January 16, 2019, the ECS acquisition closing date, we had $898 million of outstanding commercial paper, and had fully borrowed under the $500 million term loan. We are evaluating financing alternatives for the reduction of the commercial paper.

PART II

Commercial Paper Program

We can raise cash by issuing commercial paper through a program that is backed by our revolving credit facility with a syndicate of 13 lenders. In May 2016, we increased the borrowing capacity under the facility from $600 million to $750 million and extended the term by two years to 2021. In November 2017, we increased the borrowing capacity under the facility from $750 million to $800 million and extended the term by one year to 2022. In January 2019, we expanded the borrowing capacity under our revolving credit facility from $800 million to $1.2 billion, extended the term by two years to 2024 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS transaction. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding at year-end related to our commercial paper program were:

(Dollar amounts in millions)	2018	2017	2016
Total program authorized	$800	$800	$750
Commercial paper outstanding (classified as long-term debt)	70	—	196
Letters of credit issued under the credit facility	—	—	—
Total program usage	70	—	196
Total program available	$730	$800	$554

The average and maximum amounts of commercial paper outstanding during 2018 were $199 million and $334 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $253 million and $304 million, respectively. At year end, we had no letters of credit outstanding under the credit facility, but we had issued $47 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our revolving credit agreement discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

With cash on hand, operating cash flow, our commercial paper program, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock. However, with the acquisition of ECS, we have temporarily realigned our capital allocation priorities and will limit share repurchases, reduce other acquisition spending, and use operating cash to repay debt and focus on deleveraging to our long-term leverage target.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants. The covenants limit, among other things: (a) as of the last day of each fiscal quarter beginning March 31, 2019, the leverage ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in the revolving credit facility) for the trailing four fiscal quarters to 4.25 to 1.00, with a single step-down to 3.50 to 1.00 on March 31, 2020, (b) the amount of total secured debt to 15% of our total consolidated assets, and (c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets.

We expect to comfortably comply with the covenants on all relevant dates. Prior to the credit facility amendment in January 2019, in addition to (b) and (c) above, we were subject to a restrictive covenant limiting our total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), with which we were comfortably in compliance as of December 31, 2018. For more information about long-term debt, please see Note K to the Consolidated Financial Statements on page 94.

Accessibility of Cash

At December 31, 2018, we had cash and cash equivalents of $268 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. The majority of these funds are held in the international accounts of our foreign operations.

PART II

TCJA, enacted at the end of 2017, imposed a one-time U.S. tax on the earnings that produced our foreign cash. The deemed repatriation tax outstanding as of December 31, 2018, was $32 million and will be paid on a graduated scale beginning in 2022 over a four-year period. We can now bring cash to the U.S. without incurring incremental U.S. federal taxes. There likely will be some state-level income tax; however, we believe any such tax will not be material. As a result, the enactment of TCJA increases the likelihood of repatriating cash from past, current and future earnings.

If we were to bring all our current foreign cash back immediately to the U.S. in the form of dividends, we would pay previously accrued foreign withholding taxes of approximately $18 million, based upon historic foreign withholding tax rates. However, due to statutory requirements in various jurisdictions, approximately $29 million of this cash was inaccessible for repatriation at year end. In 2018, 2017, and 2016, we brought back cash of $314 million, $116 million, and $5 million, respectively, at little to no added tax cost.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2018:

		Payments Due by Period [5]
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$1,164	$—	$—	$369	$795
Capitalized leases	5	1	2	2	—
Operating leases	144	36	57	33	18
Purchase obligations ²	1,642	1,627	13	2	—
Interest payments ³	264	39	79	65	81
Deferred income taxes	86	—	—	—	86
Other obligations (including pensions and net reserves for tax contingencies) [4]	156	1	14	8	133
Total contractual cash obligations	$3,461	$1,704	$165	$479	$1,113

[1]
The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due. This does not include $1.25 billion of additional borrowings primarily related to the January 16, 2019 ECS acquisition (as discussed on page 46). We expect to focus on deleveraging by temporarily limiting share repurchases, reducing other acquisition spending, and using operating cash flow to repay debt.

[2]	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.

[3]
Interest payments assume debt outstanding remains constant with amounts at December 31, 2018 and at rates in effect at the end of the year. This does not include incremental annual interest that will be incurred on the $1.25 billion of additional borrowings primarily related to the ECS acquisition.

[4]
Other obligations include our net reserves for tax contingencies in the "More Than 5 Years" column because these obligations are long-term in nature and actual payment dates cannot be specifically determined. Other obligations also include a $32 million long-term deemed repatriation tax payable and our current estimate of $1 million for minimum contributions to defined benefit pension plans.

[5]	Less Than 1 Year (due in 2019), 1-3 Years (due in 2020 and 2021), 3-5 Years (due in 2022 and 2023) and More Than 5 Years (due in 2024 and beyond).

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

“Critical accounting estimates” are those that are: (a) subject to uncertainty and change, and (b) of material impact to our financial statements. Listed below are the estimates and judgments which we believe could have the most significant effect on our financial statements.

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 72.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill
Goodwill is assessed for impairment annually as of June 30 and as triggering events occur.
Goodwill is evaluated annually for impairment as of June 30 using either a quantitative or qualitative analysis at the reporting unit level, which is one level below our operating segments:

(a) The qualitative assessment begins with determination of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying a two-step goodwill impairment model.

(b) The quantitative analysis utilizes a two-step goodwill impairment model.

Judgment is required in the two-step model. We estimate fair value using a combination of:

(a) A discounted cash flow model that contains uncertainties related to the forecast of future results, as many outside economic and competitive factors can influence future performance. Margins, sales growth, and discount rates are the most critical estimates in determining enterprise values using the cash flow model.

(b) The market approach using price to earnings ratios for comparable publicly traded companies that operate in the same or similar industry and with characteristics similar to the reporting unit. Judgment is required to determine the appropriate price to earnings ratio.

The June 2018 review indicated no goodwill impairments. At December 31, 2018, we had $834 million of goodwill.

We recognized goodwill impairments of less than $5 million in 2017 and 2016 associated with the exit of a few small businesses that were evaluated for impairment when they were classified as held for sale.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note D to the Consolidated Financial Statements on page 82.

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

These impairments are unpredictable. Impairments did not exceed $6 million per year in any of the last three years.

At December 31, 2018, net property, plant and equipment was $729 million and net intangible assets other than goodwill was $179 million.

Inventory Reserves
We reduce the carrying value of inventories to reflect an estimate of net realizable value for slow-moving (i.e., not selling very quickly) and obsolete inventory.

Generally a reserve is required when we have more than one-year's supply of the product.

The calculation also uses an estimate of the ultimate recoverability of items identified as slow-moving based upon historical experience.

If we have had no sales of a given product for 12 months, those items are generally deemed to be obsolete with no value and are written down completely.

Finally, costs for approximately 50% of our inventories (consisting primarily of our domestic steel related inventories) are determined using the last-in, first-out (LIFO) method, which produces a cost that is lower than net realizable value.

Our inventory reserve contains uncertainties because the calculation requires management to make assumptions about the value of products that are obsolete or slow-moving.

Changes in customer behavior and requirements can cause inventory to become obsolete or slow-moving. Restructuring activity and decisions to narrow product offerings also impact the estimated net realizable value of inventories.

At December 31, 2018, the reserve for obsolete and slow-moving inventory was $27 million (approximately 4% of inventories). This is consistent with the reserves at December 31, 2017 and 2016, representing approximately 5% of inventories.

Additions to inventory reserves in 2018 were $10 million, which was slightly higher than our $8 million three-year average. This increase is primarily associated with the 2018 Restructuring Plan as discussed in Note F to the Consolidated Financial Statements on page 86, and we do not expect significant changes in our historical obsolescence levels.

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

Over the past five years, we have incurred, on average, $8 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $1 million. At December 31, 2018, we had accrued $33 million to cover future self-insurance liabilities.

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
We believe we have established adequate reserves on our riskier customer accounts. Although we recorded a $16 million reserve ($15 million on a note receivable and $1 million for a trade accounts receivable) for a customer in our Residential Products segment that is experiencing financial difficulty and liquidity problems, we have experienced favorable trends in the number of trade accounts receivable monitored for possible loss or written off in the last few years.
The average annual amount of bad debt expense associated with customer trade accounts receivable was less than $2 million (significantly less than 1% of annual net sales) over the last three years. At December 31, 2018, our allowances for doubtful trade accounts receivable were $5 million (about 1% of our trade receivables of $552 million).

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Pension Accounting
For our pension plans, we must estimate the cost of benefits to be provided (well into the future) and the current value of those benefit obligations.

In 2017, we completed an annuity purchase transaction for pensioners that were currently receiving a small monthly benefit. Please see Note N to our Consolidated Financial Statements on page 103.

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

Each 25 basis point decrease in the discount rate increases pension expense by $.4 million and increases the plans’ benefit obligation by $6.8 million.

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

Legal contingencies are related to numerous lawsuits and claims described in Note U to the Consolidated Financial Statements on page 119.

During the three-year period ended December 31, 2018, we recorded expense of $13 million ($9 million for continuing operations and $4 million in discontinued operations).

There were no material uninsured individual claims during the three-year period ending December 31, 2018.

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

Our effective tax rate is also impacted by changes in tax laws, the current mix of earnings by taxing jurisdiction, and the results of current tax audits and assessments. In December 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA), which resulted in significant changes to U.S. federal income tax law affecting the Company. Current and expected impacts are based on our current knowledge of the legislation and other authoritative guidance which has been issued, including proposed regulations.

At December 31, 2018 and 2017, we had $14 million and $11 million, respectively, of net deferred tax assets on our balance sheet primarily related to net operating losses and other tax carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them.

Changes in U.S. and foreign tax laws could impact assumptions related to the repatriation of certain foreign earnings.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Acquisitions
When acquisitions occur, we value the assets acquired, liabilities assumed, and any non-controlling interest in acquired companies at estimated acquisition date fair values. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain.

The purchase price allocation for business acquisitions contains uncertainties because it requires management's judgment. Determining fair value of identifiable assets, particularly intangibles, require management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Determining fair values for these items require significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs as discussed in Note R to the Consolidated Financial Statements on page 113.

In 2018, we acquired three businesses for total consideration of $109 million.

As discussed in Note V to the Consolidated Financial Statements on page 121, on January 16, 2019, we completed the acquisition of Elite Comfort Solutions, Inc. (ECS) for cash consideration of approximately $1.25 billion.

The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. We regularly review for impairments. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

PART II

CONTINGENCIES

Litigation

Accruals for Probable Losses
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. Although, we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe we have valid bases to contest all claims made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Year Ended December 31
	2018	2017	2016
Litigation contingency accrual - Beginning of period	$.4	$3.2	$8.1
Adjustment to accruals - expense - Continuing operations	1.8	.6	7.1
Adjustment to accruals - expense - Discontinued operations	—	1.6	2.0
Cash payments	(.3)	(5.0)	(14.0)
Litigation contingency accrual - End of period	$1.9	$.4	$3.2
A large percentage of the accruals and cash payments in 2016 were related to antitrust proceedings. The above litigation contingency accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations, or cash flows. For more information regarding accrued expenses, see Note J - Supplemental Balance Sheet Information to the Consolidated Financial Statements under "Accrued expenses" on page 93.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of December 31, 2018, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $17 million, including $16 million for Brazilian value-added tax matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $17 million referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.
For more information regarding litigation contingencies, please refer to Note U on page 119 of the Consolidated Financial Statements, which are incorporated herein by reference.
Customer accounts receivable

Bankruptcy, financial difficulties or insolvency can and has occurred with some of our customers which can impact their ability to pay their debts to us.  We have extended trade credit to some of these customers in a material amount, particularly in our Bedding and Consumer Products Groups.  Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

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

Cybersecurity Risks
We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. The Company has a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cyber Oversight Committee. The General Counsel and the Vice President of Internal Audit (both members of the Cyber Oversight Committee) update the Audit Committee quarterly on cyber activity, with procedures in place for interim reporting if necessary.
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

NEW ACCOUNTING STANDARDS

The FASB has issued accounting guidance effective for current and future periods. See Note A to the Consolidated Financial Statements on page 72 for a more complete discussion.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was approximately $35 million less than carrying value at December 31, 2018 and approximately $14 million greater than carrying value at December 31, 2017. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2018 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs for its notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Long-term debt as of December 31,	Scheduled Maturity Date
	2019	2020	2021	2022	2023	Thereafter	2018	2017
Principal fixed rate debt	$—	$—	$—	$300.0	$—	$800.0	$1,100.0	$1,250.0
Average stated interest rate	—	—	—	3.40%	—	3.61%	3.55%	3.66%
Principal variable rate debt	—	—	—	—	—	3.8	3.8	6.2
Average interest rate	—	—	—	—	—	1.89%	1.89%	1.25%
Unamortized discounts and deferred loan costs							(10.1)	(10.9)
Commercial Paper [1]							70.0	—
Miscellaneous debt, primarily capitalized leases							5.3	6.4
Total debt							1,169.0	1,251.7
Less: current maturities							1.2	153.8
Total long-term debt							$1,167.8	$1,097.9

[1]
The weighted average interest rate on the balance of commercial paper outstanding at the year ended December 31, 2018 was 2.6%.  The weighted average interest rate for the average commercial paper outstanding during the years ended December 31, 2018 and 2017 was 2.4% and 1.4%, respectively. Commercial paper is supported by an $800 revolving credit facility which terminates in 2022. In January 2019, we increased the borrowing capacity under the revolving facility from $800 to $1,200, added a five-year $500 term loan facility, and extended the term from 2022 to 2024. After completing the ECS acquisition in January 2019 (discussed in Note V to our Consolidated Financial Statements), our debt levels have increased as expected.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note T beginning on page 116 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

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

Functional Currency (amounts in millions)	2018	2017
European Currencies	$331.5	$364.3
Chinese Renminbi	299.0	381.1
Canadian Dollar	203.2	260.0
Mexican Peso	31.3	29.1
Other	63.4	50.4
Total	$928.4	$1,084.9

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Notes, Financial Statement Schedule and supplementary financial information included in this Report are listed and included in Item 15 on page 64, and are incorporated by reference into this item.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2018, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2018, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections titled “Proposal 1—Election of Directors,” “Board & Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Independence” as well as the introductory paragraph under the "Corporate Governance & Board Matters" section in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2019, are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 7, 2019, except for Matthew C. Flanigan.
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
Robert E. Brunner, age 61, was the Executive Vice President of Illinois Tool Works (ITW), a Fortune 250 global, multi-industrial manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace University. He currently serves as the non-executive chair of NN, Inc., a diversified industrial company that designs and manufactures high-precision components and assemblies on a global basis, and as a director of Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on the automotive, strategy, business development, mergers and acquisitions, operations, and international issues. He was first elected as a director of the Company in 2009.
R. Ted Enloe, III, age 80, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Live Nation, Inc., a venue operator, promoter and producer of live entertainment events, and he was previously a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over 40 years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969 and has served as Board Chair since 2016.
Manuel A. Fernandez, age 72, co-founded SI Ventures, a venture capital firm focusing on IT and communications infrastructure, and has served as the managing director since 2000. Previously, he served as the Chairman, President and Chief Executive Officer at Gartner, Inc., a research and advisory company, from 1989 to 2000. Prior to Gartner, Mr. Fernandez was President and CEO of three technology-driven companies, including Dataquest, an information services company, Gavilan Computer Corporation, a laptop computer manufacturer, and Zilog Incorporated, a semiconductor manufacturer. Mr. Fernandez was the Executive Chairman of Sysco Corporation, a marketer and distributor of foodservice

PART III

products, from 2012 until his retirement in 2013, having previously served as Non-executive Chairman since 2009 and as a director since 2006. Mr. Fernandez holds a degree in electrical engineering from the University of Florida, and completed post-graduate work in solid-state engineering at the University of Florida. Mr. Fernandez currently serves as non-executive chair of Brunswick Corporation, a market leader in the marine, fitness, and billiards industries, and as lead independent director of Performance Food Group Company, a foodservice products distributor. He was previously a director of Tibco, a global leader in infrastructure and business intelligence software, and Time Inc., a global media company. Mr. Fernandez' venture capital experience, leadership of several technology companies as CEO and service on a number of public company boards offers Leggett outstanding insight into corporate strategy and development, information technology, international growth, and corporate governance. He was first elected as a director in 2014.
Matthew C. Flanigan, age 57, was appointed Executive Vice President of the Company in 2013 and has served as Chief Financial Officer since 2003. He previously served as Senior Vice President from 2005 to 2013, Vice President from 2003 to 2005, Vice President and President of the Office Furniture Components Group from 1999 to 2003 and in various capacities since 1997. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri. He serves as the lead director of Jack Henry & Associates, Inc., the nation's leading provider of information processing systems for small-to-medium-sized financial institutions. As the Company’s CFO, Mr. Flanigan adds valuable knowledge of the Company’s finance, risk and compliance functions to the Board. In addition, his prior experience as one of the Company’s group presidents provides valuable operations insight. He was first elected as a director of the Company in 2010. As previously reported, Mr. Flanigan notified the Company of his decision to retire as an executive officer and as a director concurrent with his officer retirement.  A specific date for Mr. Flanigan’s retirement has not been established.   The Board did not nominate Mr. Flanigan for re-election at the May 2019 annual shareholders meeting.
Karl G. Glassman, age 60, was appointed Chief Executive Officer in 2016 and has served as President since 2013. He previously served the Company as Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the Residential Furnishings segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University—Long Beach. He previously served as a director of Remy International, Inc., a leading global manufacturer of alternators, starter motors and electric traction motors. As the Company's CEO, Mr. Glassman provides comprehensive insight to the Board from strategic planning to implementation at all levels of the Company around the world, as well as the Company's relationships with investors, the financial community and other key stakeholders. He also serves on the Board of Directors of the National Association of Manufacturers. Mr. Glassman was first elected as a director of the Company in 2002.
Joseph W. McClanathan, age 66, served as President and Chief Executive Officer of the Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. Mr. McClanathan currently serves as a director of Brunswick Corporation, a market leader in the marine, fitness, and billiards industries. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.
Judy C. Odom, age 66, served, until her retirement in 2002, as Chief Executive Officer and Board Chair at Software Spectrum, Inc., a global business to business software services company which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. She is a director of Sabre, Inc., which provides technology solutions for the global travel and tourism industry, and she was previously a director of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.
Srikanth Padmanabhan, age 54, has served Cummins Inc., a global manufacturer of engines and power solutions, as a Vice President since 2008 and President of its Engine Business segment since 2016. Previously, he served Cummins as Vice President—Engine Business from 2014 to 2016, General Manager of Emission Solutions from 2008 to 2014, and in various other capacities since 1991. Mr. Padmanabhan holds a degree in mechanical engineering from the National Institute of Technology in Trichy, India, a Ph.D. in mechanical engineering from Iowa State University, and has completed the Advanced

PART III

Management Program at Harvard Business School. With over 25 years at Cummins in a variety of leadership roles, Mr. Padmanabhan offers considerable knowledge of the automotive industry and extensive experience in managing operations, technology and innovation across a multi-billion-dollar global business. He has lived and worked in India, the United States, Mexico, and the United Kingdom. Mr. Padmanabhan was first elected as a director of the Company in August 2018.
Phoebe A. Wood, age 65, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. She holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, Pioneer Natural Resources, an independent oil and gas company, and PPL Corporation, a utility and energy services company. She previously served as a director of Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of understanding of the strategic, financial, and accounting issues the Board addresses in its oversight role. Ms. Wood was first elected as a director of the Company in 2005.
Please see the “Supplemental Item” in Part I on page 23 hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.
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

Item 11. Executive Compensation.

The subsections titled “Board’s Oversight of Risk Management,” “Director Compensation,” together with the entire section titled “Executive Compensation Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2019, are incorporated by reference. No Compensation Committee member had an interlocking relationship as described in Item 407(e)(4) of Regulations S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections titled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2019, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections titled "Proposal 1 - Election of Directors," “Transactions with Related Persons,” “Director Independence” and “Board & Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2019, are incorporated by reference.

PART III

Item 14. Principal Accounting Fees and Services.

The subsections titled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2019, are incorporated by reference.

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

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2018, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2018.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 66 of this Form 10-K.

/s/ KARL G. GLASSMAN	/s/ MATTHEW C. FLANIGAN
Karl G. Glassman President and Chief Executive Officer	Matthew C. Flanigan Executive Vice President and Chief Financial Officer

February 27, 2019	February 27, 2019

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Leggett & Platt, Incorporated and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 27, 2019

We have served as the Company’s auditor since 1991.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2018	2017	2016
Net sales	$4,269.5	$3,943.8	$3,749.9
Cost of goods sold	3,380.8	3,061.4	2,848.2
Gross profit	888.7	882.4	901.7
Selling and administrative expenses	425.1	400.5	395.7
Amortization of intangibles	20.5	20.7	19.9
Impairments	5.4	4.9	4.1
Gain on sale of assets and businesses	(1.9)	(24.2)	(37.6)
Other expense (income), net	2.7	12.6	(2.4)
Earnings from continuing operations before interest and income taxes	436.9	467.9	522.0
Interest expense	60.9	43.5	38.8
Interest income	8.4	7.6	3.9
Earnings from continuing operations before income taxes	384.4	432.0	487.1
Income taxes	78.3	138.4	120.0
Earnings from continuing operations	306.1	293.6	367.1
Earnings (loss) from discontinued operations, net of tax	—	(.9)	19.1
Net earnings	306.1	292.7	386.2
(Earnings) attributable to noncontrolling interest, net of tax	(.2)	(.1)	(.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$305.9	$292.6	$385.8
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.28	$2.16	$2.66
Diluted	$2.26	$2.14	$2.62
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$(.01)	$.14
Diluted	$—	$(.01)	$.14
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.28	$2.15	$2.80
Diluted	$2.26	$2.13	$2.76

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2018	2017	2016
Net earnings	$306.1	$292.7	$386.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, including acquisition of non-controlling interest	(67.0)	79.1	(33.9)
Cash flow hedges	(.3)	6.3	10.4
Defined benefit pension plans	(.8)	18.7	.9
Other comprehensive (loss) income	(68.1)	104.1	(22.6)
Comprehensive income	238.0	396.8	363.6
Less: comprehensive (income) attributable to noncontrolling interest	(.2)	(.1)	(.3)
Comprehensive income attributable to Leggett & Platt, Inc.	$237.8	$396.7	$363.3

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$268.1	$526.1
Trade receivables, net	545.3	522.3
Other receivables, net	26.3	72.8
Total receivables, net	571.6	595.1
Inventories
Finished goods	331.6	285.6
Work in process	49.6	53.0
Raw materials and supplies	334.9	283.4
LIFO reserve	(82.2)	(50.9)
Total inventories, net	633.9	571.1
Prepaid expenses and other current assets	51.0	74.2
Total current assets	1,524.6	1,766.5
Property, Plant and Equipment—at cost
Machinery and equipment	1,281.7	1,210.6
Buildings and other	656.8	626.0
Land	42.4	40.6
Total property, plant and equipment	1,980.9	1,877.2
Less accumulated depreciation	1,252.4	1,213.3
Net property, plant and equipment	728.5	663.9
Other Assets
Goodwill	833.8	822.2
Other intangibles, net	178.7	169.1
Sundry	116.4	129.1
Total other assets	1,128.9	1,120.4
TOTAL ASSETS	$3,382.0	$3,550.8
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$1.2	$153.8
Accounts payable	465.4	430.3
Accrued expenses	262.7	303.4
Other current liabilities	86.4	88.7
Total current liabilities	815.7	976.2
Long-term Liabilities
Long-term debt	1,167.8	1,097.9
Other long-term liabilities	155.3	202.9
Deferred income taxes	85.6	83.0
Total long-term liabilities	1,408.7	1,383.8
Commitments and Contingencies
Equity
Capital stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	527.1	514.7
Retained earnings	2,613.8	2,511.3
Accumulated other comprehensive (loss)	(77.6)	(9.5)
Less treasury stock—at cost (68.3 and 66.9 shares at December 31, 2018 and 2017, respectively)	(1,908.3)	(1,828.3)
Total Leggett & Platt, Inc. equity	1,157.0	1,190.2
Noncontrolling interest	.6	.6
Total equity	1,157.6	1,190.8
TOTAL LIABILITIES AND EQUITY	$3,382.0	$3,550.8
The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2018	2017	2016
Operating Activities
Net earnings	$306.1	$292.7	$386.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	104.3	95.3	86.8
Amortization of intangibles and debt issuance costs	31.8	30.6	28.6
Impairments	5.4	4.9	4.1
Provision for losses on accounts and notes receivable	16.7	.8	1.6
Writedown of inventories	10.3	4.9	8.9
Net gain from sales of assets and businesses	(2.1)	(24.4)	(38.5)
Deemed repatriation tax payable	(1.3)	67.3	—
Deferred income tax (benefit) expense	(3.2)	16.6	17.6
Stock-based compensation	35.5	36.6	37.1
Pension (benefit) expense, net of contributions	(19.2)	7.1	(2.2)
Other, net	2.0	(8.5)	7.3
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(25.8)	(40.6)	3.4
Inventories	(54.3)	(48.1)	(33.3)
Other current assets	(1.9)	(36.8)	(2.1)
Accounts payable	36.2	58.8	50.8
Accrued expenses and other current liabilities	(.2)	(13.5)	(3.7)
Net Cash Provided by Operating Activities	440.3	443.7	552.6
Investing Activities
Additions to property, plant and equipment	(159.6)	(159.4)	(124.0)
Purchases of companies, net of cash acquired	(109.2)	(39.1)	(29.5)
Proceeds from sales of assets and businesses	4.9	45.2	86.1
Advance of non-trade note receivable	—	—	(24.6)
Other, net	(13.9)	(11.7)	(10.0)
Net Cash Used for Investing Activities	(277.8)	(165.0)	(102.0)
Financing Activities
Additions to long-term debt	—	493.4	.4
Payments on long-term debt	(155.4)	(9.2)	(5.4)
Change in commercial paper and short-term debt	69.6	(202.7)	11.5
Dividends paid	(193.7)	(185.6)	(177.4)
Issuances of common stock	4.8	2.6	4.9
Purchases of common stock	(112.4)	(157.6)	(198.0)
Purchase of remaining interest in noncontrolling interest	—	(2.6)	(35.2)
Additional consideration paid for acquisitions	(9.3)	(2.2)	(.5)
Other, net	(.5)	(.6)	(2.5)
Net Cash Used for Financing Activities	(396.9)	(64.5)	(402.2)
Effect of Exchange Rate Changes on Cash	(23.6)	30.0	(19.7)
(Decrease) Increase in Cash and Cash Equivalents	(258.0)	244.2	28.7
Cash and Cash Equivalents—Beginning of Year	526.1	281.9	253.2
Cash and Cash Equivalents—End of Year	$268.1	$526.1	$281.9
Supplemental Information
Interest paid (net of amounts capitalized)	$61.8	$40.1	$37.5
Income taxes paid	92.8	90.6	112.3
Common stock issued for acquired companies	—	11.8	—
Property, plant and equipment acquired through capital leases	1.9	2.4	4.7
Capital expenditures in accounts payable	6.7	6.7	5.1
Prepaid income taxes and taxes receivable applied against the deemed repatriation tax liability	28.4	—	—
The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2015	198.8	$2.0	$529.5	$2,209.2	$(91.1)	(63.2)	$(1,564.0)	$12.1	$1,097.7
Net earnings	—	—	—	386.2	—	—	—	—	386.2
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(.4)	—	—	—	.4	—
Dividends declared	—	—	5.1	(184.5)	—	—	—	—	(179.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(1.6)	(1.6)
Treasury stock purchased	—	—	—	—	—	(4.5)	(210.9)	—	(210.9)
Treasury stock issued	—	—	(25.4)	—	—	2.4	61.4	—	36.0
Other comprehensive (loss), net of tax (See Note Q)	—	—	—	—	(23.5)	—	—	(.1)	(23.6)
Stock-based compensation, net of tax	—	—	24.9	—	—	—	—	—	24.9
Purchase of remaining interest in noncontrolling interest	—	—	(27.9)	—	1.0	—	—	(8.4)	(35.3)
Balance, December 31, 2016	198.8	$2.0	$506.2	$2,410.5	$(113.6)	(65.3)	$(1,713.5)	$2.4	$1,094.0
Effect of accounting change on prior years	—	—	—	1.1	—	—	—	—	1.1
Adjusted beginning balance, January 1, 2017	198.8	2.0	506.2	2,411.6	(113.6)	(65.3)	(1,713.5)	2.4	1,095.1
Net earnings	—	—	—	292.7	—	—	—	—	292.7
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(.1)	—	—	—	.1	—
Dividends declared	—	—	5.2	(192.9)	—	—	—	—	(187.7)
Treasury stock purchased	—	—	—	—	—	(3.3)	(162.1)	—	(162.1)
Treasury stock issued	—	—	(16.1)	—	—	1.7	47.3	—	31.2
Other comprehensive income, net of tax (See Note Q)	—	—	—	—	103.7	—	—	—	103.7
Stock-based compensation, net of tax	—	—	20.0	—	—	—	—	—	20.0
Purchase of remaining interest in noncontrolling interest	—	—	(.6)	—	.4	—	—	(2.4)	(2.6)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	.5	.5
Balance, December 31, 2017	198.8	$2.0	$514.7	$2,511.3	$(9.5)	(66.9)	$(1,828.3)	$.6	$1,190.8
Effect of accounting change on prior years (See Note A)	—	—	—	(2.3)	—	—	—	—	(2.3)
Adjusted beginning balance, January 1, 2018	198.8	2.0	514.7	2,509.0	(9.5)	(66.9)	(1,828.3)	.6	1,188.5
Net earnings	—	—	—	306.1	—	—	—	—	306.1
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(.2)	—	—	—	.2	—
Dividends declared	—	—	5.3	(201.1)	—	—	—	—	(195.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(.2)	(.2)
Treasury stock purchased	—	—	—	—	—	(2.6)	(113.6)	—	(113.6)
Treasury stock issued	—	—	(16.6)	—	—	1.2	33.6	—	17.0
Other comprehensive (loss), net of tax (See Note Q)	—	—	—	—	(68.1)	—	—	—	(68.1)
Stock-based compensation, net of tax	—	—	23.7	—	—	—	—	—	23.7
Balance, December 31, 2018	198.8	$2.0	$527.1	$2,613.8	$(77.6)	(68.3)	$(1,908.3)	$.6	$1,157.6

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2018, 2017 and 2016

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

The allowance for doubtful accounts is an estimate of the amount of probable credit losses. Allowances and nonaccrual status designations are determined by individual account reviews by management and are based on several factors such as the length of time that receivables are past due, the financial health of the companies involved, industry and macroeconomic considerations, and historical loss experience. Account balances are charged against the allowance when it is probable the receivable will not be recovered. Interest income is not recognized for nonperforming accounts that are placed on nonaccrual status. For accounts on nonaccrual status, any interest payments received are applied against the balance of the nonaccrual account.

INVENTORIES: All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The cost for approximately 50% of our inventories is determined by the last-in, first-out (LIFO) method and is primarily used to value our domestic steel-related inventories. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.

Inventories are reviewed at least quarterly for slow-moving and potentially obsolete items using actual inventory turnover and, if necessary, are written down to estimated net realizable value. Restructuring activity and decisions to narrow product offerings (as discussed in Note F) also impact the estimated net realizable value of inventories. We have had no material changes in inventory writedowns or slow-moving and obsolete inventory reserves in any of the years presented.

The following table presents the activity in our LIFO reserve for each of the periods presented:

	Year Ended December 31
	2018	2017	2016
Balance, beginning of year	$50.9	$33.8	$22.6
LIFO expense	31.3	18.6	10.5
Allocated to divested businesses	—	(1.5)	.7
Balance, end of year	$82.2	$50.9	$33.8

DIVESTITURES: Significant accounting policies associated with a decision to dispose of a business are discussed below:

Discontinued Operations—A business is classified as discontinued operations if the disposal represents a strategic shift that will have a major effect on operations or financial results and meets the criteria to be classified as held for sale or is disposed of by sale or otherwise. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

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

	Useful Life Range	Weighted Average Life
Machinery and equipment	3-20 years	10 years
Buildings	10-40 years	27 years
Other items	3-15 years	9 years

Property is reviewed for recoverability at year end and whenever events or changes in circumstances indicate that its carrying value may not be recoverable as discussed above.

GOODWILL: Goodwill results from the acquisition of existing businesses and is not amortized; it is assessed for impairment annually and as triggering events may occur. Our ten reporting units are the business groups one level below the operating segment level for which discrete financial information is available. We perform our annual review in the second quarter of each year using either a quantitative or qualitative analysis:

•
The qualitative assessment begins with determination of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying a two-step goodwill impairment model. If after such an assessment, with regard to each reporting unit, we conclude that the goodwill of a reporting unit is not impaired, then no further action is required (commonly referred to as the Step Zero Analysis approach).

•	The quantitative analysis utilizes a two-step goodwill impairment model.

The first step of the two-step approach involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process is necessary and involves a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly-traded companies with similar characteristics of the reporting unit. The price-to-earnings ratio for comparable companies is based upon current enterprise value compared to the projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units.

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

	Useful Life Range	Weighted Average Life
Other intangible assets	1-40 years	14 years

STOCK-BASED COMPENSATION: The cost of employee services received in exchange for all equity awards granted is based on the fair market value of the award as of the grant date. Expense is recognized net of an estimated forfeiture rate using the straight-line method over the vesting period of the award.

REVENUE RECOGNITION: On January 1, 2018, we adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) as discussed in Note B.  We recognize revenue when control of our products transfers to our customers, which is generally upon shipment from our facilities or upon delivery to our customers’ facilities. We reduce revenue for estimated sales allowances, discounts and rebates, which are our primary forms of variable consideration.

For the years ended December 31, 2017 and 2016, we applied “Revenue Recognition” (Topic 605).  We recognized sales when title and risk of loss passed to the customer.  We had no significant or unusual price protection, right of return or acceptance provisions with our customers. Sales allowances, discounts and rebates were able to be reasonably estimated and were deducted from sales in arriving at net sales.

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

INCOME TAXES: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and laws, as appropriate. A valuation allowance is provided to reduce deferred tax assets when management cannot conclude that it is more likely than not that a tax benefit will be realized. A provision is also made for incremental withholding taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be indefinitely invested.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute products for the various end markets described in Note G. Our operations are principally located in the United States, although we also have operations in Europe, China, Canada, Mexico and other various countries.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years’ information in the Consolidated Financial Statements and related notes to conform to the 2018 presentation. This includes certain reclassifications that have been made to the prior period's information in the Consolidated Statements of Operations to conform to the 2018 presentation of "Cost of goods sold", "Selling and administrative expenses" and "Other (income) expense, net" for new accounting guidance associated with pension costs (see below).

NEW ACCOUNTING GUIDANCE: The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements:

Adopted in 2018:

•	On January 1, 2018, we adopted ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) as discussed in Note B.

•
ASU 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”:  This ASU requires employers to disaggregate the service cost from other components of net periodic benefit costs and to disclose the income statement line item in which each component is included.  This guidance requires service costs to be reported in the same line item as other compensation costs, and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets and actuarial gains and losses) to be reported outside of operating income. We adopted this guidance on January 1, 2018.  Application was required on a retrospective basis and resulted in a reclassification of $17.4 and $2.9 of expense from “Cost of goods sold” and “Selling and administrative expenses” into “Other expense (income), net” for the years ended December 31, 2017 and 2016, respectively.  Refer to Note N for further information.

•
ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (SAB 118):  This ASU allows SEC registrants to record provisional amounts in earnings due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act (TCJA). We recognized the estimated income tax effects of the TCJA in accordance with SAB 118. Refer to Note O for further information.

•
ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”:  We adopted this guidance on January 1, 2018, and it did not materially impact our financial statements.

•
ASU 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”: This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recorded.  We have elected not to reclassify the stranded tax effects within accumulated other comprehensive income.

To be adopted in future years:

•
ASU 2016-02 “Leases” (Topic 842): Requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-11, which provides entities with a new transition method where comparative periods presented in financial statements in the period of adoption will not need to be restated.  Under the new transition method, an entity initially applies the provisions of Topic 842 at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We elected this transition method at our adoption date of January 1, 2019.  We also elected the practical expedients not to reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. We also elected an additional practical expedient to use hindsight when determining lease term.

Our cross-functional implementation team is finalizing the assessment of all potential impacts of the standard.  The implementation team has gathered the data required to account for leases under the new standard and has implemented a third-party lease accounting software.  In addition, we have identified and are implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard.

Adoption of the standard will result in recognition of a material amount of additional net lease assets and lease liabilities as of January 1, 2019.  Any difference between these amounts will be recorded as an adjustment to retained earnings.  We do not believe the standard will materially affect our statements of operations and cash flows.  In addition, the standard will have no impact on our debt-covenant compliance.

•
ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”: This ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this ASU are effective January 1, 2019. We are currently evaluating the effect of the ASU on our results of operations, financial condition and cash flows.

•
ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment": This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, the annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. This ASU will be effective January 1, 2020, with early adoption permitted. We are currently evaluating this guidance, and do not expect it to materially impact our future financial statements.

•
ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326): This ASU is effective January 1, 2020 and amends the impairment model by requiring a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments including trade receivables. We are currently evaluating this guidance. However, we do not expect it to materially impact our future financial statements.

•
ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”:  This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This ASU will be effective January 1, 2020, with early adoption permitted.  We are currently evaluating this guidance.

The FASB has issued accounting guidance, in addition to the issuance discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

B—Revenue

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

The cumulative effect of applying Topic 606 to our Consolidated Balance Sheets was as follows:

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
2 This adjustment is associated with constraint on the amount of variable consideration.

The effect of applying Topic 606 on our Consolidated Statement of Operations and Balance Sheets was as follows:

	Year ended December 31, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Net sales [3]	$4,269.5	$14.0	$4,283.5
Cost of goods sold [3]	3,380.8	13.6	3,394.4
Gross profit	888.7	.4	889.1
Selling and administrative expenses	425.1	—	425.1
All other	26.7	—	26.7
Earnings from continuing operations before interest and income taxes	436.9	.4	437.3
Net interest expense	52.5	—	52.5
Income taxes	78.3	.1	78.4
(Earnings) attributable to noncontrolling interest, net of tax	(.2)	—	(.2)
Net earnings	$305.9	$.3	$306.2

3 Adjustments are primarily associated with a reclassification of customer reimbursements of tooling cost from "Net sales" to "Cost of goods sold" and adjustments for variable consideration.

	December 31, 2018
	Amounts as Reported	Topic 606 Adjustments	Amounts Without Adoption of Topic 606
Current assets	$1,524.6	$—	$1,524.6
Net property, plant and equipment	728.5	—	728.5
Other assets	1,128.9	(.7)	1,128.2
Total assets	$3,382.0	$(.7)	$3,381.3

Other current liabilities	$86.4	$(2.9)	$83.5
All other current liabilities	729.3	—	729.3
Long-term liabilities	1,408.7	—	1,408.7
Retained earnings	2,613.8	2.2	2,616.0
Other equity	(1,456.2)	—	(1,456.2)
Total liabilities and equity	$3,382.0	$(.7)	$3,381.3

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. For the year ended December 31, 2018, substantially all of our revenue was recognized upon transfer of control of our products to our customers, which was generally upon shipment from our facilities or upon delivery to our customers' facilities and was dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all of any unsatisfied performance obligations as of December 31, 2018, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
Sales, value added, and other taxes collected in connection with revenue-producing activities are excluded from revenue.
Sales Allowances and Returns
The amount of consideration we receive and revenue we recognize varies with changes in various sales allowances, discounts and rebates (variable consideration) that we offer to our customers. We reduce revenue by our estimates of variable consideration based on contract terms and historical experience. Changes in estimates of variable consideration for the year ended December 31, 2018 were not material.
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at December 31, 2018.
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

Revenue by Product Line
We disaggregate revenue by customer group, which is the same as our product lines for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	Year Ended December 31
	2018	2017	2016
Residential Products
Bedding group	$905.1	$837.2	$831.8
Fabric & Flooring Products group [1]	735.8	720.1	666.8
Machinery group	62.8	62.9	72.8
	1,703.7	1,620.2	1,571.4
Industrial Products
Wire group [2]	367.4	291.7	289.4
	367.4	291.7	289.4
Furniture Products
Consumer Products group	460.2	413.3	327.2
Home Furniture group	388.6	410.2	413.3
Work Furniture group	293.3	272.9	248.8
	1,142.1	1,096.4	989.3
Specialized Products
Automotive group	823.3	772.5	695.0
Aerospace Products group	148.9	137.9	129.7
Hydraulic Cylinders group [3]	84.1	—	—
Commercial Vehicle Products (CVP) group [4]	—	25.1	75.1
	1,056.3	935.5	899.8
	$4,269.5	$3,943.8	$3,749.9

1 Name changed from Fabric & Carpet Cushion Group as of March 31, 2018
2 Certain operations in the Wire group were sold in 2016. See Note C.
3 Formed January 31, 2018, with the acquisition of a manufacturer of hydraulic cylinders. See Note S.
4 Our two remaining CVP operations were sold in 2017 and 2016. See Note C.

C—Discontinued Operations and Other Divestitures

Discontinued Operations

The table below includes activity related to discontinued operations for the years presented. Activity is primarily related to two unrelated litigation settlements associated with our former Prime Foam Products unit. This unit was sold in March 2007 and was previously part of the Residential Products segment. During 2016, we received proceeds from an antitrust litigation settlement of approximately $38.0 ($25.0 after-tax) of which $31.4 ($19.8 after-tax) is associated with this unit. Additionally, during 2017 we settled an antitrust litigation for a cash payment that was not material to the company and was not materially different from the amount previously accrued for the claim.

	Year Ended
	2018	2017	2016
Earnings (loss) before interest and income taxes (EBIT)	$—	$(1.4)	$30.1
Income tax (expense) benefit	—	.5	(11.0)
Earnings (loss) from discontinued operations, net of tax	$—	$(.9)	$19.1

Other Divestitures

The following businesses were divested during the periods presented, but did not meet the discontinued operations criteria.

	Date	Year Ended
	Divested	2018	2017	2016
Trade Sales
Residential Products - Machinery operation	Fourth quarter 2016	$—	$—	$3.1
Industrial Products - Wire operations	Second and fourth quarters 2016	—	—	38.0
Specialized Products - CVP operations	Third quarter 2017 and second quarter 2016	—	25.1	75.0
Total Trade Sales		$—	$25.1	$116.1
EBIT
Residential Products - Machinery operation	Fourth quarter 2016	$—	$—	$(.3)
Industrial Products - Wire operations	Second and fourth quarters 2016	—	—	1.8
Specialized Products - CVP operations	Third quarter 2017 and second quarter 2016	—	(2.3)	5.9
Total EBIT		$—	$(2.3)	$7.4

In addition to the operating results presented in the above table, we also recognized gains and losses on the sale of these businesses:

•
In 2017, we realized a pretax loss of $3.3 related to the sale of our remaining CVP operation. We also completed the sale of real estate formerly associated with this operation, realizing a pretax gain of $23.4.

•
In 2016, we realized gains of $21.2 and $11.2 related to the sale of the wire operations and a CVP operation, respectively. No other material gains or losses were realized on the sale of other businesses.

D—Impairment Charges

Pretax impact of impairment charges is summarized in the following table:

	Year Ended
		2018			2017			2016
	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments
Residential Products	$—	$—	$—	$—	$—	$—	$—	$.4	$.4
Industrial Products	—	.3	.3	1.3	3.6	4.9	—	—	—
Furniture Products	—	5.1	5.1	—	—	—	—	—	—
Specialized Products	—	—	—	—	—	—	3.7	—	3.7
Total impairment charges	$—	$5.4	$5.4	$1.3	$3.6	$4.9	$3.7	$.4	$4.1

Other Long-Lived Assets

As discussed in Note A, we test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

In 2018, management approved the 2018 Restructuring Plan, as discussed in Note F, which resulted in impairment charges of $5.1.

In 2017 and 2016, impairments were primarily associated with selected operations that reached held-for-sale status, as discussed below.

Goodwill

As discussed in Note A, goodwill is required to be tested for impairment at the reporting unit level (the business groups that are one level below the operating segments) as triggering events may occur, or at least annually. We perform our annual goodwill impairment review in the second quarter of each year. We concluded that the 2018 Restructuring Plan (as discussed in Note F) was not a triggering event, and believe that it is more likely than not that the fair values for the reporting units associated with this 2018 Restructuring Plan exceed their carrying values.

2018 Goodwill Impairment Review

The 2018 annual goodwill impairment review indicated no goodwill impairments.

For the 2018 testing, we elected to test goodwill for impairment in all reporting units using a quantitative approach. The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the table below:

Fair Value over Carrying Value divided by Carrying Value	December 31, 2018 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long- term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 100% [1]	$180.7	4.7% - 5.2%	3.0%	9.0% - 9.5%
101% - 300%	502.5	1.8% - 5.0%	3.0%	8.5% - 10.0%
301% - 600%	150.6	5.7% - 12.4%	3.0%	9.0% - 10.0%
	$833.8	1.8% - 12.4%	3.0%	8.5% - 10.0%

1All reporting units in this category exceeded 90%, except for the Hydraulic Cylinders reporting unit (acquired in 2018), to which carrying value approximates fair value.

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

During the third quarter of 2017, two Drawn Wire operations within the Industrial Products segment reached held-for-sale status. Because fair value less costs to sell had fallen below the carrying amount, we fully impaired $1.3 of goodwill and $3.3 of other long-lived assets. During 2018, one operation was closed. The other operation continues to operate and no longer meets the held-for-sale criteria.

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

With regard to our CVP reporting unit, in the second quarter of 2016 we sold one of our two remaining businesses. Additionally, real estate associated with the remaining CVP business reached held-for-sale status during the second quarter of 2016. As a result of these two events, the fair value of the CVP reporting unit (consisting of one remaining business) had fallen below its carrying amount, and we fully impaired the remaining $3.7 of goodwill for this reporting unit. As discussed in Note C, we completed the sale of this remaining business in 2017.

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Products	Industrial Products	Furniture Products	Specialized Products	Total
Net goodwill as of January 1, 2017	$352.8	$71.9	$187.9	$178.7	$791.3
Additions for current year acquisitions	7.6	—	3.9	—	11.5
Adjustments to prior year acquisitions	.8	—	—	—	.8
Impairment charge [1]	—	(1.3)	—	—	(1.3)
Foreign currency translation adjustment	7.0	.2	4.4	8.3	19.9
Net goodwill as of December 31, 2017	368.2	70.8	196.2	187.0	822.2
Additions for current year acquisitions	1.3	—	—	26.8	28.1
Adjustments to prior year acquisitions	(.2)	—	—	—	(.2)
Impairment charge	—	—	—	—	—
Foreign currency translation adjustment	(5.8)	(.1)	(3.1)	(7.3)	(16.3)
Net goodwill as of December 31, 2018	$363.5	$70.7	$193.1	$206.5	$833.8

Net goodwill as of December 31, 2018 is comprised of:
Gross goodwill	$363.5	$76.1	$443.7	$273.2	$1,156.5
Accumulated impairment losses	—	(5.4)	(250.6)	(66.7)	(322.7)
Net goodwill as of December 31, 2018	$363.5	$70.7	$193.1	$206.5	$833.8

1 We recorded a goodwill impairment charge related to a wire operation as outlined in Note D.

The gross carrying amount and accumulated amortization by intangible asset class and intangible assets acquired during the periods presented included in "Other intangibles, net" on the Consolidated Balance Sheets are as follows:

	Debt Issuance Costs	Patents and Trademarks	Non-compete Agreements	Customer- Related Intangibles	Supply Agreements and Other	Total
2018
Gross carrying amount	$4.9	$65.8	$15.8	$212.5	$41.4	$340.4
Accumulated amortization	2.3	31.3	8.6	98.8	20.7	161.7
Net other intangibles as of December 31, 2018	$2.6	$34.5	$7.2	$113.7	$20.7	$178.7

Acquired during 2018:
Acquired related to business acquisitions	$—	$2.7	$1.9	$19.4	$4.9	$28.9
Acquired outside business acquisitions	1.3	1.3	.6	—	10.7	13.9
Total acquired in 2018	$1.3	$4.0	$2.5	$19.4	$15.6	$42.8

Weighted average amortization period in years for items acquired in 2018	5.0	16.5	4.5	14.4	7.3	11.6

2017
Gross carrying amount	$3.7	$65.3	$14.2	$210.1	$27.5	$320.8
Accumulated amortization	1.9	30.9	6.7	96.9	15.3	151.7
Net other intangibles as of December 31, 2017	$1.8	$34.4	$7.5	$113.2	$12.2	$169.1

Acquired during 2017:
Acquired related to business acquisitions	$—	$8.7	$.4	$11.2	$—	$20.3
Acquired outside business acquisitions	.6	1.4	—	.2	4.5	6.7
Total acquired in 2017	$.6	$10.1	$.4	$11.4	$4.5	$27.0

Weighted average amortization period in years for items acquired in 2017	5.0	2.7	6.9	16.4	3.0	8.6

Estimated amortization expense for items included in our December 31, 2018 balance sheet in each of the next five years is as follows and does not include amortization associated with the January 16, 2019 Elite Comfort Solutions, Inc. (ECS) acquisition as discussed in Note V:

Year ended December 31
2019	$24.0
2020	22.0
2021	17.0
2022	15.0
2023	14.0

F—Restructuring and Restructuring Related Charges

We implemented various cost reduction initiatives to improve our operating cost structures in the periods presented. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the 2018 Restructuring Plan discussed below, none of these initiatives has individually resulted in a material charge to earnings.

In December 2018 we committed to a restructuring plan primarily associated with our Fashion Bed business and Home Furniture Group, both of which report within the Furniture Products segment. The majority of the 2018 costs in the tables below are related to this 2018 Restructuring Plan.

Our Fashion Bed business (which supplies ornamental beds, bed frames and other accessories sold to retailers) and Home Furniture Group (which produces furniture components for the upholstered furniture industry) have underperformed expectations primarily from weaker demand and higher raw material costs. Accordingly, we are exiting low margin business, reducing operating costs and eliminating excess capacity.

We anticipate that the activities will be substantially complete by the end of 2019. The following table presents information associated with this plan:

	Total Amount Expected to be Incurred	Total Amount Incurred in 2018
Restructuring and restructuring-related	$27.9	$11.2
Impairment costs associated with this plan as discussed in Note D	5.1	5.1
	$33.0	$16.3

Our total restructuring-related costs for the three years ended December 31 were comprised of:

	Year Ended December 31
	2018	2017	2016
Charged to other expense (income),net:
Severance and other restructuring costs	$7.8	$.8	$.8
Charged to cost of goods sold:
Inventory obsolescence and other	4.6	.5	—
Total restructuring and restructuring-related costs	$12.4	$1.3	$.8
Amount of total that represents cash charges	$7.8	$.8	$.8
Restructuring and restructuring-related charges (income) by segment were as follows:

	Year Ended December 31
	2018	2017	2016
Residential Products	$1.4	$—	$.2
Industrial Products	.2	.8	—
Furniture Products	10.8	.5	.2
Specialized Products	—	—	.4
Total	$12.4	$1.3	$.8

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2016	Add: 2017 Charges	Less: 2017 Payments	Balance at December 31, 2017	Add: 2018 Charges	Less: 2018 Payments	Balance at December 31, 2018
Termination benefits	$—	$.5	$.2	$.3	$7.3	$1.0	$6.6
Other restructuring costs	.5	.3	.3	.5	.5	.4	.6
	$.5	$.8	$.5	$.8	$7.8	$1.4	$7.2

G—Segment Information

We have four operating segments that supply a wide range of products:

•
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products. We also produce or distribute flooring underlayment, fabric, and geo components.

•
Industrial Products: This segment primarily supplies steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products.

•
Furniture Products: This segment supplies a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, adjustable bed bases, fashion beds, and bed frames.

•
Specialized Products: This segment supplies lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries.

For the periods presented, our reportable segments were the same as our operating segments, which also corresponded with our management structure. Each reportable segment had an executive vice president that reported to the chief executive officer, who is the chief operating decision maker (CODM). The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources and determine management incentive compensation.
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

A summary of segment results for the periods presented are as follows:

	Year Ended December 31
	Trade [2] Sales	Inter- Segment Sales	Total Segment Sales	EBIT
2018
Residential Products	$1,703.7	$17.1	$1,720.8	$132.8
Industrial Products	367.4	295.0	662.4	68.4
Furniture Products	1,142.1	13.8	1,155.9	49.6
Specialized Products	1,056.3	2.7	1,059.0	189.0
Intersegment eliminations and other				(2.9)
	$4,269.5	$328.6	$4,598.1	$436.9
2017
Residential Products	$1,620.2	$18.6	$1,638.8	$184.0
Industrial Products	291.7	253.9	545.6	21.0
Furniture Products	1,096.4	16.8	1,113.2	81.5
Specialized Products	935.5	7.1	942.6	195.6
Intersegment eliminations and other [1]				(14.2)
	$3,943.8	$296.4	$4,240.2	$467.9
2016
Residential Products	$1,571.4	$17.2	$1,588.6	$167.5
Industrial Products	289.4	293.1	582.5	65.3
Furniture Products	989.3	59.3	1,048.6	106.6
Specialized Products	899.8	6.5	906.3	181.4
Intersegment eliminations and other				1.2
	$3,749.9	$376.1	$4,126.0	$522.0

1 Includes $15.3 of pension settlement charge in year ended December 31, 2017 (See Note N).
2 See Note B for revenue by product line.

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

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets	Depreciation And Amortization
2018
Residential Products	$609.4	$48.0	$6.0	$46.6
Industrial Products	163.8	9.6	—	10.3
Furniture Products	279.8	19.7	—	17.4
Specialized Products	342.5	45.0	79.4	39.0
Average current liabilities included in segment numbers above	661.8	—	—	—
Unallocated assets and other [1]	1,278.0	37.3	—	22.8
Difference between average assets and year-end balance sheet	46.7	—	—	—
	$3,382.0	$159.6	$85.4	$136.1
2017
Residential Products	$554.6	$60.5	$33.6	$45.8
Industrial Products	150.0	14.3	—	10.2
Furniture Products	245.7	20.2	14.3	16.2
Specialized Products	271.7	51.7	—	31.2
Average current liabilities included in segment numbers above	557.0	—	—	—
Unallocated assets and other [1]	1,693.1	12.7	—	22.5
Difference between average assets and year-end balance sheet	78.7	—	—	—
	$3,550.8	$159.4	$47.9	$125.9
2016
Residential Products	$527.2	$32.4	$11.2	$42.9
Industrial Products	147.4	10.1	—	11.8
Furniture Products	219.4	16.6	—	14.4
Specialized Products	248.7	42.2	13.7	29.7
Average current liabilities included in segment numbers above	495.9	—	—	—
Unallocated assets and other [1]	1,378.5	22.7	—	16.6
Difference between average assets and year-end balance sheet	(33.0)	—	—	—
	$2,984.1	$124.0	$24.9	$115.4

1 Unallocated assets consist primarily of goodwill, other intangibles, cash, businesses sold and deferred tax assets. Unallocated depreciation and amortization consists primarily of depreciation of non-operating assets and amortization of debt issuance costs.

Trade sales and tangible long-lived assets are presented below, based on the geography of manufacture.

	Year Ended December 31
	2018	2017	2016
Trade sales
Foreign sales
Europe	$525.6	$475.3	$445.2
China	494.7	481.6	420.0
Canada	286.8	265.1	215.1
Mexico	186.1	148.5	132.8
Other	94.8	85.5	69.4
Total foreign sales	1,588.0	1,456.0	1,282.5
United States	2,681.5	2,487.8	2,467.4
Total trade sales	$4,269.5	$3,943.8	$3,749.9

Tangible long-lived assets
Foreign tangible long-lived assets
Europe	$167.6	$157.4	$128.6
China	55.5	54.7	45.5
Canada	38.0	39.9	29.6
Mexico	10.1	6.5	6.3
Other	16.0	13.0	12.7
Total foreign tangible long-lived assets	287.2	271.5	222.7
United States	441.3	392.4	342.8
Total tangible long-lived assets	$728.5	$663.9	$565.5

H—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31
	2018	2017	2016
Earnings:
Earnings from continuing operations	$306.1	$293.6	$367.1
(Earnings) attributable to noncontrolling interest, net of tax	(.2)	(.1)	(.4)
Net earnings from continuing operations attributable to Leggett & Platt common shareholders	305.9	293.5	366.7
Earnings (loss) from discontinued operations, net of tax	—	(.9)	19.1
Net earnings attributable to Leggett & Platt common shareholders	$305.9	$292.6	$385.8

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	134.3	136.0	137.9
Dilutive effect of equity-based compensation	.9	1.3	2.1
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.2	137.3	140.0

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.28	$2.16	$2.66
Discontinued operations	—	(.01)	.14
Basic EPS attributable to Leggett & Platt common shareholders	$2.28	$2.15	$2.80
Diluted EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.26	$2.14	$2.62
Discontinued operations	—	(.01)	.14
Diluted EPS attributable to Leggett & Platt common shareholders	$2.26	$2.13	$2.76

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.1	—	—

Cash dividends declared per share	$1.50	$1.42	$1.34

I—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2018		2017
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$548.8	$—	$526.1	$—
Trade notes receivable	1.7	1.4	1.0	1.2
Total trade receivables	550.5	1.4	527.1	1.2
Other notes receivable [1]	—	24.2	—	24.7
Insurance receivables [2]	1.3	—	43.0	—
Taxes receivable, including income taxes	12.9	—	15.0	—
Other receivables	12.1	—	14.8	—
Subtotal other receivables	26.3	24.2	72.8	24.7
Total trade and other receivables	576.8	25.6	599.9	25.9
Allowance for doubtful accounts:
Trade accounts receivable [1]	(5.2)	—	(4.7)	—
Trade notes receivable	—	—	(.1)	(.1)
Total trade receivables	(5.2)	—	(4.8)	(.1)
Other notes receivable [1]	—	(15.0)	—	—
Total allowance for doubtful accounts	(5.2)	(15.0)	(4.8)	(.1)
Total net receivables	$571.6	$10.6	$595.1	$25.8

1 The "Trade accounts receivable" and "Other notes receivable" line items above include $26.7 from a customer in our Residential Products segment who is experiencing financial difficulty and liquidity problems and, during the fourth quarter of 2018, became delinquent in its trade accounts receivable balances. In December 2018, we concluded that an impairment existed with regard to this customer, and we established a reserve of $15.9 ($15 for the note and $.9 for the trade receivable) to reflect the estimated amount of the probable credit loss and placed the note on nonaccrual status.

2 The December 31, 2017 amount was primarily associated with an insured vehicle-related personal injury claim that was fully resolved and paid in the second quarter of 2018. Also see Note J.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2016	Add: Charges	Less: Net Charge-offs, (Recoveries)	Balance at December 31, 2017	Add: Charges	Less: Net Charge-offs, (Recoveries)	Balance at December 31, 2018
Trade accounts receivable	$7.1	$.9	$3.3	$4.7	$1.9	$1.4	$5.2
Trade notes receivable	.3	(.1)	—	.2	(.2)	—	—
Total trade receivables	7.4	.8	3.3	4.9	1.7	1.4	5.2
Other notes receivable	—	—	—	—	15.0	—	15.0
Total allowance for doubtful accounts	$7.4	$.8	$3.3	$4.9	$16.7	$1.4	$20.2

J—Supplemental Balance Sheet Information

Additional supplemental balance sheet details at December 31 consisted of the following:

	2018	2017
Prepaid expenses and other current assets
Prepaid income taxes	$5.6	$28.5
Other	45.4	45.7
	$51.0	$74.2
Sundry assets
Deferred taxes (see Note O)	$20.2	$21.4
Diversified investments associated with stock-based compensation plans (see Note M)	30.4	31.6
Investment in associated companies	7.1	7.1
Pension plan assets (see Note N)	1.6	2.2
Brazilian VAT deposits (see Note U)	13.9	12.2
Net long-term notes receivable (see Note I)	10.6	25.8
Other	32.6	28.8
	$116.4	$129.1
Accrued expenses
Litigation contingency accruals (see Note U)	$1.9	$.4
Wages and commissions payable	71.5	70.6
Workers’ compensation, vehicle-related and product liability, medical/disability [1]	49.2	90.3
Sales promotions	48.3	47.2
Liabilities associated with stock-based compensation plans (see Note M)	12.2	15.7
Accrued interest	7.9	10.9
General taxes, excluding income taxes	16.3	19.1
Environmental reserves	2.9	3.0
Other	52.5	46.2
	$262.7	$303.4
Other current liabilities
Dividends payable	$49.6	$47.5
Customer deposits	11.8	12.7
Sales tax payable	3.9	4.0
Derivative financial instruments (see Note T)	4.5	1.8
Liabilities associated with stock-based compensation plans (see Note M)	2.3	2.4
Outstanding checks in excess of book balances	10.6	11.0
Other	3.7	9.3
	$86.4	$88.7
Other long-term liabilities
Liability for pension benefits (see Note N)	$39.2	$57.6
Liabilities associated with stock-based compensation plans (see Note M)	34.6	36.4
Deemed repatriation tax payable (see Note O)	32.2	61.9
Net reserves for tax contingencies	10.3	12.3
Deferred compensation (see Note M)	17.6	17.1
Other	21.4	17.6
	$155.3	$202.9

1 The December 31, 2017 amount was primarily associated with an insured vehicle-related personal injury claim that was fully resolved and paid in the second quarter of 2018.

K—Long-Term Debt

Long-term debt, interest rates and due dates at December 31 are as follows:

	2018			2017
	Year-end Interest Rate	Due Date Through	Balance	Year-end Interest Rate	Due Date Through	Balance
Senior Notes	—%	—	$—	4.4%	2018	$150.0
Senior Notes [1]	3.4%	2022	300.0	3.4%	2022	300.0
Senior Notes [1]	3.8%	2024	300.0	3.8%	2024	300.0
Senior Notes [1]	3.5%	2027	500.0	3.5%	2027	500.0
Industrial development bonds, principally variable interest rates	1.9%	2030	3.8	1.3%	2030	6.2
Commercial paper [2]	2.6%	2022	70.0	—	2022	—
Capitalized leases (primarily machinery, vehicles and office equipment)			4.7			5.7
Other, partially secured			.6			.7
Unamortized discounts and deferred loan cost			(10.1)			(10.9)
Total debt			1,169.0			1,251.7
Less: current maturities			1.2			153.8
Total long-term debt			$1,167.8			$1,097.9
1 Senior Notes are unsecured and unsubordinated obligations. For each of the Senior Notes:  (i) interest is paid semi-annually in arrears; (ii) principal is due at maturity with no sinking fund; and (iii) we may, at our option, at any time, redeem all or a portion of any of the debt at a make-whole redemption price equal to the greater of: (a) 100% of the principal amount of the notes being redeemed; and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a specified discount rate determined by the terms of each respective note. The Senior Notes may also be redeemed by us within 90 days of maturity at 100% of the principal amount plus accrued and unpaid interest, and we are required to offer to purchase such notes at 101% of the principal amount, plus accrued and unpaid interest, if we experience a Change of Control Repurchase Event, as defined in the Senior Notes.  Also, each respective Senior Note contains restrictive covenants, including a limitation on secured debt of 15% of our consolidated assets, a limitation on sale and leaseback transactions, and a limitation on certain consolidations, mergers, and sales of assets.
2 The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2018 and 2017 was 2.4% and 1.4%, respectively.

Maturities are as follows:

Year ended December 31
2019	$1.2
2020	1.1
2021	1.1
2022	370.1
2023	—
Thereafter	795.5
$1,169.0

Amounts outstanding at December 31 related to our commercial paper program were:

	2018	2017
Total program authorized	$800.0	$800.0

Commercial paper outstanding (classified as long-term debt)	(70.0)	—
Letters of credit issued under the credit facility	—	—
Total program usage	(70.0)	—
Total program available	$730.0	$800.0

  At December 31, 2018 we could raise cash by issuing up to $800.0 of commercial paper through a program that is backed by an $800.0 revolving credit facility with a syndicate of 13 lenders. The credit facility allows us to issue total letters of credit up to $125.0. When we issue letters of credit in this manner, our capacity under the revolving facility, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the facility at year end for the periods presented.

At December 31, 2018 the revolving credit facility contained restrictive covenants which, among other things, limit (a) the total amount of indebtedness to 65% of our total capitalization (each as defined in the revolving credit facility), (b) the amount of our total secured debt to 15% of our total consolidated assets, and (c) our ability to sell, lease, transfer or dispose of all or substantially all of total consolidated assets. We have remained well within compliance with all such covenants.

Generally, we may elect one of four types of borrowing under the revolving credit facility, which determines the rate of interest to be paid on the outstanding principal balance. The interest rate would typically be commensurate with the currency borrowed and the term of the borrowing, as well as either (i) a competitive variable or fixed rate, or (ii) various published rates plus a pre-defined spread.

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

In January 2019, we increased the borrowing capacity under the revolving facility from $800.0 to $1,200.0, added a five-year $500.0 term loan facility, and extended the term from 2022 to 2024. After completing the ECS acquisition in January 2019, our debt levels have increased and our debt covenants have changed as discussed in Note V.

L—Lease Obligations

We lease certain operating facilities, most of our vehicle and trucking equipment and various other assets. Lease terms, including purchase options, renewals and maintenance costs, vary by lease.

Total rental expense for the periods presented was as follows:

	2018	2017	2016
Continuing operations	$52.1	$51.3	$51.2

Future minimum rental commitments for all long-term non-cancelable operating leases are as follows:

Year ended December 31
2019	$35.9
2020	30.7
2021	26.2
2022	19.9
2023	13.1
Thereafter	18.0
$143.8

The above lease obligations expire at various dates through 2032. Aggregate rental commitments above include renewal amounts where it is our intention to renew the lease.

M—Stock-Based Compensation

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

At December 31, 2018, the following common shares were authorized for issuance under the Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	1.6	1.6
Outstanding stock units—vested	3.6	7.9
Outstanding stock units—unvested	.8	2.3
Available for grant	7.6	7.6
Authorized for issuance at December 31, 2018	13.6	19.4

The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Year Ended December 31
	2018		2017		2016
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Options [1]:
Amortization of the grant date fair value	$—	$—	$—	$—	$1.0	$—
Cash payments in lieu of options	—	—	—	—	—	1.0
Stock-based retirement plans contributions [2]	5.6	1.0	5.5	1.2	6.7	1.3
Discounts on various stock awards:
Deferred Stock Compensation Program [1]	1.9	—	2.1	—	2.0	—
Stock-based retirement plans [2]	1.3	—	1.4	—	1.5	—
Discount Stock Plan [6]	1.1	—	1.1	—	1.0	—
Performance Stock Unit (PSU) awards [3]
2018 PSU - TSR based 3A	1.2	.8	—	—	—	—
2018 PSU - EBIT CAGR based 3B	2.9	2.5	—	—	—	—
2017 and prior PSU awards 3C	3.6	(1.3)	5.4	(1.4)	4.8	6.5
Profitable Growth Incentive (PGI) awards [4]	.9	.9	1.4	1.4	1.4	1.0
Restricted Stock Units (RSU) awards [5]	2.1	—	2.5	—	2.8	—
Other, primarily non-employee directors restricted stock	.9	—	.9	—	1.0	—
Total stock-related compensation expense	21.5	$3.9	20.3	$1.2	22.2	$9.8
Employee contributions for above stock plans	14.0		16.3		14.9
Total stock-based compensation	$35.5		$36.6		$37.1

Tax benefits on stock-based compensation expense	$5.1		$7.3		$8.1
Tax benefits on stock-based compensation payments (As discussed below, we elected to pay selected awards in cash during 2018)	3.9		9.9		18.2
Total tax benefits associated with stock-based compensation	$9.0		$17.2		$26.3

The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2018			2017
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the Executive Stock Unit Program [2]	$2.3	$30.4	$32.7	$2.4	$31.6	$34.0

Liabilities:
Executive Stock Unit Program [2]	$2.3	$31.4	$33.7	$2.4	$32.0	$34.4
Performance Stock Unit award [3]	.6	3.2	3.8	6.7	1.9	8.6
Profitable Growth Incentive award [4]	4.3	—	4.3	2.0	2.5	4.5
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	7.4	—	7.4	7.0	—	7.0
Total liabilities associated with stock-based compensation	$14.6	$34.6	$49.2	$18.1	$36.4	$54.5

1 Stock Option Grants

We have historically granted stock options in the following areas:

•	On a discretionary basis to a broad group of employees

•	In conjunction with our Deferred Compensation Program

•	As compensation to outside directors

Options granted to a broad group of employees on a discretionary basis

Options are generally offered only in conjunction with the Deferred Compensation Program discussed below. Prior to 2013, we granted stock options annually on a discretionary basis to a broad group of employees, a maximum term of ten years and exercise prices equal to Leggett’s closing stock price on the grant date.

Grant date fair values are calculated using the Black-Scholes option pricing model and are amortized by the straight-line method over the options’ total vesting period (typically three years), except for employees who are retirement eligible. Expense for employees who are retirement eligible is recognized immediately. A person is retirement eligible if the employee is age 65, or age 55 with 20 years of Company service.
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

•
Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock on each acquisition date, and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on our common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. However, stock units may be settled in cash but only if there is not a sufficient amount of shares reserved for future issuance under the Flexible Stock Plan. Participants must begin receiving distributions no later than ten years after the effective date of the deferral and installment distributions cannot exceed ten years.

•	Interest-bearing cash deferrals under this program are reported in Other long-term liabilities on the balance sheet and are disclosed in Note J.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2018	$.4	$7.7	$.5

Stock Option Summary

Stock option information for the plans discussed above is as follows:

	Total Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1.9	$24.08
Granted	—	—
Exercised	(.3)	17.92
Outstanding at December 31, 2018	1.6	$25.43	2.9	$17.8
Vested or expected to vest	1.6	$25.43	2.9	$17.8
Exercisable (vested) at December 31, 2018	1.5	$25.12	2.8	$17.8

Additional information related to stock option activity for the periods presented is as follows:

	Year Ended December 31
	2018	2017	2016
Total intrinsic value of stock options exercised	$8.8	$11.7	$27.7
Cash received from stock options exercised	4.8	2.6	4.9
Total fair value of stock options vested	.8	1.2	.1

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year Ended December 31
	2018	2017	2016
Aggregate grant date fair value	$ <.1	$ <.1	$1.4
Weighted-average per share grant date fair value	$6.47	$9.21	$10.79
Risk-free interest rate	2.3%	2.3%	2.2%
Expected life in years	6.0	6.0	7.9
Expected volatility (over expected life)	19.4%	19.8%	30.0%
Expected dividend yield (over expected life)	3.1%	3.1%	3.0%

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

2 Stock-Based Retirement Plans

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

Company matching contributions to the ESUP, including dividend equivalents, are used to acquire stock units at 85% of the common stock market price on the acquisition date. Stock units are converted to common stock at a 1-to-1 ratio upon distribution from the program and may be settled in cash but only if there is not a sufficient amount of shares reserved for future issuance under the Flexible Stock Plan.

Company matches in the SBP and ESUP fully vest upon three and five years, respectively, of cumulative service, subject to certain participation requirements. Distributions under both plans are triggered by an employee’s retirement, death, disability or separation from Leggett.

Information for employee contributions for the year ended December 31 for these plans was as follows. See the stock-based compensation table above for information regarding employer contributions.

	SBP 2018	ESUP 2018
Employee contributions	$3.2	$3.8
Less diversified contributions	.7	—
Total employee stock contributions	$2.5	$3.8
Employer premium contribution to diversified investment accounts		$.7
Shares purchased by employees and company match	.1

Details regarding stock unit activity for the ESUP plan are reflected in the stock units summary table below.

We merged the SBP with our 401(k) plan on December 31, 2018. After the merger, our common stock was added to the 401(k) plan as an investment option and participants may elect up to 20% of their contributions into our common stock beginning on January 1, 2019. Previously participants could contribute up to 100% of their contributions into our common stock.

3 PSU Awards

During 2018, we merged our PSU and PGI award programs. The 2018 PSU awards have a component based on relative Total Shareholder Return (TSR = (Change in Stock Price + Dividends) / Beginning Stock Price) and another component based on Earnings Before Interest and Taxes (EBIT) Compound Annual Growth Rate (CAGR). These components are discussed below.

For outstanding 2018 awards, we intend to pay 50% in shares of our common stock and 50% in cash; although, we reserve the right to pay up to 100% in cash.

For outstanding 2016 and 2017 awards, we intend to pay 65% in shares of our common stock and 35% in cash; although, we reserve the right to pay up to 100% in cash.

Cash settlements are recorded as a liability and adjusted to fair value at each reporting period. We elected to pay 100% of the 2015 award (paid in the first quarter 2018) in cash.

 3A 2018 PSU - TSR based
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

•
A market condition—Awards are based on our TSR as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 320 companies). Participants will earn from 0% to 200% of the base award depending upon how our TSR ranks within the peer group at the end of the three-year performance period.

3B 2018 PSU - EBIT CAGR based
Most of the 2018 PSU awards are based 50% upon our or the applicable segment's EBIT CAGR. 2018's base award was .1 shares with a grant date fair value of $40.92. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
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

3C 2017 and Prior PSU Awards
The 2017 and prior PSU awards are based solely on relative TSR. Vesting conditions are the same as (3A) above other than a maximum payout of 175% of the base award.

Below is a summary of the number of shares and related grant date fair value of PSU’s based on TSR for the periods presented.

	Year Ended December 31,
	2018	2017	2016
Total shares base award	.1	.1	.1
Grant date per share fair value	$42.60	$50.75	$40.16
Risk-free interest rate	2.4%	1.5%	1.3%
Expected life in years	3.0	3.0	3.0
Expected volatility (over expected life)	19.9%	19.5%	19.2%
Expected dividend yield (over expected life)	3.3%	2.8%	3.1%

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2014	December 31, 2016	10	175.0%	.4 million	$9.8	First quarter 2017
2015	December 31, 2017	57	61.0%	—	$6.9	First quarter 2018
2016	December 31, 2018	78	—%	—	$—	First quarter 2019

4 PGI Awards

In 2017 and prior years certain key management employees participated in a PGI program. The PGI awards were eliminated during 2018, and were replaced with the PSU-EBIT CAGR award discussed above. The PGI awards were issued as growth performance stock units (GPSUs). The GPSUs vested (0% to 250%) at the end of a two-year performance period. Vesting was based on our or the applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. The 2017 base target PGI awards were less than .1 shares. If earned, we intend to pay 50% in shares of our common stock and 50% in cash; although, we reserve the right to pay up to 100% in cash. We elected to pay 100% of the 2016 award (paid in the first quarter of 2018) in cash. Both components are adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Estimated Number of Shares	Cash Portion	Expected Distribution Date
2015	December 31, 2016	36.0%	< .1 million	$.8	First quarter 2017
2016	December 31, 2017	44.0%	—	$2.0	First quarter 2018
2017	December 31, 2018	155.0%	< .1 million	$2.2	First quarter 2019

5 Restricted Stock Unit Awards

RSU awards are generally granted as follows:

•	Annual awards to selected managers;

•	On a discretionary basis to selected employees; and

•	As compensation for outside directors

The value of these awards is determined by the stock price on the day of the award, and expense is recognized over the vesting period.

Stock Units Summary

As of December 31, 2018, the unrecognized cost of non-vested stock units that is not adjusted to fair value was $12.9 with a weighted-average remaining contractual life of one year.

Stock unit information for the plans discussed above is presented in the table below.

	DSU	ESUP	PSU*	RSU	PGI**	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Unvested at December 31, 2017	—	—	.4	.1	.1	.6	$19.56
Granted based on current service	.2	.2	—	.1	—	.5	42.71
Granted based on future conditions	—	—	.5	—	—	.5	27.48
Vested	(.2)	(.2)	—	(.1)	(.1)	(.6)	42.01
Difference between maximum and actual payout	—	—	(.2)	—	—	(.2)	—
Unvested at December 31, 2018	—	—	.7	.1	—	.8	$38.43	$28.2
Fully vested shares available for issuance at December 31, 2018						3.6		$131.8

*	PSU awards are presented at maximum payout (2017 award at 175% and 2018 award at 200%)
** PGI awards are presented at maximum payout (2017 award at 250%)

	Year Ended December 31
	2018	2017	2016
Total intrinsic value of vested stock units converted to common stock	$12.1	$22.7	$24.8

6 Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2018 purchase price per share (net of discount)	$35.77
2018 number of shares purchased by employees	.2
Shares purchased since inception in 1982	23.2
Maximum shares under the plan	27.0

N—Employee Benefit Plans

The Consolidated Balance Sheets reflect a net liability for the funded status of our domestic and foreign defined benefit pension plans. Our U.S. plans (comprised primarily of three significant plans) represent approximately 86% of our pension benefit obligation in each of the periods presented. Participants in one of the significant domestic plans have stopped earning benefits; this plan is referred to as our Frozen Plan in the following narrative.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2018	2017	2016
Change in benefit obligation
Benefit obligation, beginning of period	$241.5	$293.0	$290.3
Service cost	3.9	4.6	4.4
Interest cost	8.0	10.9	11.3
Plan participants’ contributions	.5	.7	.7
Actuarial (gain) loss	(20.3)	4.0	9.8
Benefits paid	(13.4)	(15.2)	(19.1)
Plan amendments	1.9	—	—
Settlements	—	(59.8)	—
Foreign currency exchange rate changes	(2.3)	3.3	(4.4)
Benefit obligation, end of period [1]	219.8	241.5	293.0
Change in plan assets
Fair value of plan assets, beginning of period	185.7	214.1	207.5
Actual (loss) return on plan assets	(10.6)	28.3	18.9
Employer contributions	21.8	14.9	9.8
Plan participants’ contributions	.5	.7	.7
Benefits paid	(13.4)	(15.2)	(19.1)
Settlements	—	(59.8)	—
Foreign currency exchange rate changes	(2.2)	2.7	(3.7)
Fair value of plan assets, end of period	181.8	185.7	214.1
Net funded status	$(38.0)	$(55.8)	$(78.9)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$1.6	$2.2	$1.1
Other current liabilities	(.4)	(.4)	(.4)
Other long-term liabilities	(39.2)	(57.6)	(79.6)
Net funded status	$(38.0)	$(55.8)	$(78.9)

1 The benefit obligation at December 31, 2017, decreased as compared to December 31, 2016, primarily due to the settlement of $59.8 of pension obligations for our U.S. plans through our annuity purchase transaction as discussed in more detail below.

Our accumulated benefit obligation was not materially different from our projected benefit obligation for the periods presented.

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and these benefits are secured by insurance policies that are not included in the plan’s assets. Cash surrender values associated with these policies were approximately $2.5 at December 31, 2018, 2017 and 2016.

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2017	2018 Amortization	2018 Net Actuarial loss	2018 Foreign currency exchange rates change	2018 Income tax change	December 31, 2018
Net loss (gain) (before tax)	$53.6	$(2.6)	$4.2	$(.5)	$—	$54.7
Deferred income taxes	(15.1)	—	—	—	(.3)	(15.4)
Accumulated other comprehensive income (loss) (net of tax)	$38.5	$(2.6)	$4.2	$(.5)	$(.3)	$39.3

Of the amounts in accumulated other comprehensive income as of December 31, 2018, the portions expected to be recognized as components of net periodic pension cost in 2019 are as follows:

Net loss	$2.8
Net prior service cost	.2
Total expected to be recognized in 2019	$3.0

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2018	2017	2016
Service cost	$(3.9)	$(4.6)	$(4.4)
Interest cost	(8.0)	(10.9)	(11.3)
Expected return on plan assets	11.9	13.4	12.9
Recognized net actuarial loss	(2.6)	(4.6)	(4.5)
Settlements	—	(15.3)	—
Net pension expense	$(2.6)	$(22.0)	$(7.3)
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	3.4%	3.8%	4.1%
Rate of compensation increase used in pension costs	3.0%	3.5%	3.5%
Expected return on plan assets	6.4%	6.5%	6.5%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	3.9%	3.4%	3.8%
Rate of compensation increase used in benefit obligation	3.0%	3.0%	3.5%

Assumptions used for U.S. and international plans were not significantly different.

The components of net pension expense other than the service cost component are included in the line item "Other expense (income), net" in the Consolidated Statements of Operations.

We use the average of a Pension Liability Index rate and a 10+ year AAA-AA US Corporate Index rate to determine the discount rate used for our significant pension plans (rounded to the nearest 25 basis points). The Pension Liability Index rate is a calculated rate using yearly spot rates matched against expected future benefit payments. The 10+ year AAA-AA US Corporate Index rate is based on the weighted average yield of a portfolio of high grade Corporate Bonds with an average duration approximating the plans’ projected benefit payments. The discount rates used for our other, primarily foreign, plans are based on rates appropriate for the respective country and the plan obligations.

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

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three level valuation hierarchy that separates fair value valuation techniques into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2018					Year Ended December 31, 2017
	Level 1	Level 2	Level 3	Assets Measured at NAV[1]	Total	Level 1	Level 2	Level 3	Assets Measured at NAV[1]	Total
Mutual and pooled funds
Fixed income	$41.8	$—	$—	$—	$41.8	$38.2	$—	$—	$—	$38.2
Equities	96.8	—	—	—	96.8	103.2	—	—	—	103.2
Stable value funds	—	29.5	—	—	29.5	—	25.8	—	—	25.8
Money market funds, cash and other	—	—	—	13.7	13.7	—	—	—	18.5	18.5
Total investments at fair value	$138.6	$29.5	$—	$13.7	$181.8	$141.4	$25.8	$—	$18.5	$185.7

1Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Plan assets are invested in diversified portfolios of equity, debt and government securities, as well as a stable value fund. The aggregate allocation of these investments is as follows:

	2018	2017
Asset Category
Equity securities	53%	55%
Debt securities	23	21
Stable value funds	16	14
Other, including cash	8	10
Total	100%	100%

Our investment policy and strategies are established with a long-term view in mind. We strive for a sufficiently diversified asset mix to minimize the risk of a material loss to the portfolio value due to the devaluation of any single investment. In determining the appropriate asset mix, our financial strength and ability to fund potential shortfalls that might result from poor investment performance are considered. The assets in our Frozen Plan employ a liability-driven investment strategy and have a target allocation of 60% fixed income and 40% equities. The remaining two significant plans have a target allocation of 75% equities and 25% fixed income, as historical equity returns have tended to exceed bond returns over the long term.

Assets of our domestic plans represent the majority of plan assets and are allocated to seven different investments.

Six are mutual funds, all of which are passively managed low-cost index funds, and include:

•	U.S. Total Stock Market Index: Large-, mid-, and small-cap equity diversified across growth and value styles.

•	U.S. Large-Cap Index: Large-cap equity diversified across growth and value styles.

•	U.S. Small-Cap Index: Small-cap equity diversified across growth and value styles.

•	World ex US Index: International equity; broad exposure across developed and emerging non-U.S. equity markets around the world.

•	Long-term Bond Index: Diversified exposure to the long-term, investment-grade U.S. bond market.

•	Extended Duration Treasury Index: Diversified exposure to U.S. treasuries with maturities of 20-30 years.

The Stable value fund consists of a fixed income portfolio offering consistent return and protection against interest rate volatility.

Settlements

In December 2017, to reduce the size of our pension benefit obligation, reduce volatility of contribution requirements in future years, and also reduce pension-related operational expenses over the long-term, we completed an annuity purchase transaction for pensioners that were currently receiving a small monthly benefit. As part of this annuity purchase, we settled $59.8 of pension obligations for U.S. retirees. This was paid from plan assets and did not require an employer cash contribution. As a result of these settlements, we recorded settlement losses of $15.3 ($9.5 net of tax) reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled. These settlement charges were recorded in “Other expense (income), net” with a corresponding balance sheet reduction in "Accumulated other comprehensive (loss)" for the year ended December 31, 2017.

Future Contributions and Benefit Payments

We expect to contribute approximately $1.0 to our defined benefit pension plans in 2019.

Estimated benefit payments expected over the next ten years are as follows:

2019	$12.4
2020	13.0
2021	13.8
2022	14.1
2023	14.3
2024-2028	69.9

Other Benefit Plans

Total expense for defined contribution plans was as follows:

	2018	2017	2016
Defined contribution plans	$6.3	$6.3	$6.1

We have limited participation in two union-sponsored, defined benefit, multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts.  Aggregate contributions to these plans were $.8 for each of the years presented.

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

O—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended December 31
	2018	2017	2016
Domestic	$149.1	$188.6	$267.7
Foreign	235.3	243.4	219.4
	$384.4	$432.0	$487.1

Income tax expense from continuing operations is comprised of the following components:

	Year Ended December 31
	2018	2017	2016
Current
Federal	$21.2	$76.0	$55.7
State and local	4.9	3.8	4.1
Foreign	55.6	43.2	42.5
	81.7	123.0	102.3
Deferred
Federal	8.8	5.8	13.1
State and local	(12.0)	(2.6)	2.3
Foreign	(.2)	12.2	2.3
	(3.4)	15.4	17.7
	$78.3	$138.4	$120.0

The U.S. statutory federal income tax rate was significantly impacted by the enactment of TCJA in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017 and 2016, to 21% in 2018. Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from these statutory federal income tax rates as follows:

	Year Ended December 31
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.9	.9	.9
Tax effect of foreign operations	—	(8.8)	(6.4)
Current and deferred foreign withholding taxes	3.8	3.6	.9
Deemed repatriation of foreign earnings	(.3)	15.6	—
Deferred tax revaluation	(.1)	(6.0)	—
Stock-based compensation	(.8)	(2.0)	(3.4)
Tax benefit for outside basis in subsidiary	—	(1.8)	—
Change in valuation allowance	(2.0)	(.4)	.2
Change in uncertain tax positions, net	(.3)	(.6)	(.6)
Domestic production activities deduction	—	(1.2)	(1.2)
Other permanent differences, net	(1.4)	(1.6)	(.6)
Other, net	(.4)	(.7)	(.2)
Effective tax rate	20.4%	32.0%	24.6%

In 2017, we recognized a provisional net tax expense totaling $50.4 from the impact of TCJA related to the one-time deemed repatriation tax ($67.3), additional foreign withholding taxes recorded for expected foreign cash repatriations

($9.0) and other items ($.2), offset by the revaluation of our U.S. deferred taxes ($26.1). We refined these provisional amounts under SAB 118 in the third quarter of 2018 and recorded measurement period adjustment benefits related to the deemed repatriation tax and our deferred tax revaluation of $1.3 and $.5, respectively. In addition, in 2018, the United States Internal Revenue Service (IRS) applied our prepaid income taxes and taxes receivable of $28.4 against the December 31, 2017 deemed repatriation tax liability. The deemed repatriation tax outstanding as of December 31, 2018, was $32.2 and will be paid on a graduated scale beginning in 2022 over a four-year period. As of December 31, 2018, our accounting was finalized with respect to the SAB 118 provisional amounts recorded at December 31, 2017. In aggregate, these adjustment items decreased our effective tax rate by .4% in 2018.

Our 2018 rate benefited by $2.3, primarily related to the net reduction of valuation allowances of $7.8 and other net benefits totaling $9.1, including measurement period adjustments discussed in the previous paragraph. These benefits were offset by tax detriments recorded in 2018 totaling $14.6 related to current and deferred foreign withholding taxes.

In 2017, we recognized net tax benefits totaling $25.2, including those associated with tax attributes from a divested business and the impact of stock-based compensation.

In 2016, we recognized net tax benefits totaling $19.3, including a tax benefit related to stock-based compensation from the first year adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting".

In both 2017 and 2016, prior to TCJA, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate, primarily related to China, Croatia, and Luxembourg.

We file tax returns in each jurisdiction where we are required to do so. In these jurisdictions, a statute of limitations period exists. After a statute period expires, the tax authorities can no longer assess additional income tax for the expired period. In addition, once the statute expires we are no longer eligible to file claims for refund for any tax that we may have overpaid.

Unrecognized Tax Benefits

The total amount of our gross unrecognized tax benefits at December 31, 2018 was $11.0, of which $7.9 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the periods presented is as follows:

	2018	2017	2016
Gross unrecognized tax benefits, January 1	$10.1	$12.1	$15.5
Gross increases—tax positions in prior periods	—	.1	.3
Gross decreases—tax positions in prior periods	(.5)	(.4)	(1.0)
Gross increases—current period tax positions	1.3	1.5	1.1
Change due to exchange rate fluctuations	(.2)	.3	—
Settlements	—	(.9)	(.9)
Lapse of statute of limitations	(2.5)	(2.6)	(2.9)
Gross unrecognized tax benefits, December 31	8.2	10.1	12.1
Interest	2.4	3.0	4.0
Penalties	.4	.5	.6
Total gross unrecognized tax benefits, December 31	$11.0	$13.6	$16.7

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

As of December 31, 2018, four tax years were subject to audit by the IRS, covering the years 2015 through 2018. In 2017, the IRS examined our 2015 tax returns for a U.S. non-consolidated filing entity, L&P Financial Services Co., and the audit concluded with no adjustments. There are no current IRS examinations in process, nor are we aware of any forthcoming.

Additionally, at December 31, 2018, eight tax years were either subject to or undergoing audit by the Canada Revenue Agency, covering the periods 2011 through 2018. The examinations in process are at various stages of completion, but to date we are not aware of any likely material adjustments. In 2016, we settled an appeal with the Canada Revenue Agency relative to our 2007 and 2008 tax years related to transfer pricing issues. The net impact of this settlement on our financial statements was not material.

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

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2018		2017
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$19.7	$(67.8)	$19.8	$(53.5)
Inventories	2.1	(10.3)	1.9	(14.0)
Accrued expenses	60.3	(.1)	59.1	(.2)
Net operating losses and other tax carryforwards	27.2	—	35.0	—
Pension cost and other post-retirement benefits	13.4	(.6)	11.9	(.6)
Intangible assets	.4	(84.6)	1.2	(77.3)
Derivative financial instruments	5.0	(1.3)	5.3	(1.7)
Tax on undistributed earnings (primarily from Canada and China)	—	(18.8)	—	(21.4)
Uncertain tax positions	2.4	—	3.5	—
Other	6.9	(6.1)	.7	(7.1)
Gross deferred tax assets (liabilities)	137.4	(189.6)	138.4	(175.8)
Valuation allowance	(13.2)	—	(24.2)	—
Total deferred taxes	$124.2	$(189.6)	$114.2	$(175.8)
Net deferred tax (liability) asset		$(65.4)		$(61.6)

Deferred tax assets (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2018	2017
Sundry	$20.2	$21.4
Deferred income taxes	(85.6)	(83.0)
	$(65.4)	$(61.6)

Significant fluctuations in our deferred taxes from 2017 to 2018 relate to the following:

•
The reduction of $7.8 in our "Net operating losses and other tax carryforwards" deferred tax asset relates primarily to the 2018 anticipated utilization of U.S. state and Canadian net operating losses during the year;

•	The decrease of $11.0 in our valuation allowance relates primarily to the anticipated future utilization of U.S. state net operating losses; and

•	The increase of $14.3 in our deferred tax liability associated with property, plant, and equipment relates primarily to accelerated bonus depreciation resulting from TCJA.

The valuation allowance recorded by the Company primarily relates to net operating loss, tax credit, and capital loss carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, limited carryforward periods in certain jurisdictions, future reversals of existing taxable temporary differences, and reasonable tax planning strategies were among the factors considered in determining the valuation allowance. Individually, none of these tax carryforwards presents a material exposure.

Most of our tax carryforwards have expiration dates that vary generally over the next 20 years, with no amount greater than $10.0 expiring in any one year.

TCJA subjects a U.S. corporation to tax on global intangible low-taxed income (GILTI). Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into the measurement of our deferred taxes. In the third quarter of 2018, we completed our evaluation and finalized our accounting policy, electing to treat taxes due on the GILTI inclusion as a period expense. There was no impact to our Consolidated Statements of Operations or Consolidated Balance Sheets resulting from this policy election.

Deferred withholding taxes (tax on undistributed earnings) have been provided on the earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. Due to TCJA, we have no longer asserted permanent reinvestment on $733.9 of our earnings, and have accrued incremental tax on these undistributed earnings as presented in the table above.

Foreign withholding taxes have not been provided on certain foreign earnings which are indefinitely reinvested outside the U.S. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2018, are $314.0. If such earnings were repatriated to the U.S. through dividends, the resulting incremental tax expense would approximate $19.5, based on present income tax laws and after consideration of the tax recorded for the mandatory deemed repatriation of our foreign earnings in connection with TCJA.

P—Other Expense (Income)

The components of other expense (income) from continuing operations were as follows:

	Year Ended December 31
	2018	2017	2016
Restructuring charges (See Note F)	$7.8	$.8	$.8
Currency loss (gain)	.8	1.5	(2.1)
Royalty expense (income)	.5	—	(.3)
Loss (gain) from diversified investments associated with Executive Stock Unit Program (See Note M)	1.9	(4.5)	(2.2)
Non-service pension (income) expense (See Note N)	(1.3)	17.4	2.9
Other income	(7.0)	(2.6)	(1.5)
	$2.7	$12.6	$(2.4)

Q—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(4.8)	$(28.2)	$(58.1)	$(91.1)
Other comprehensive (loss)	(33.2)	(.9)	(3.0)	(37.1)
Reclassifications, pretax [1]	(1.7)	15.3	4.5	18.1
Income tax effect	—	(4.0)	(.6)	(4.6)
Attributable to noncontrolling interest	1.1	—	—	1.1
Balance at December 31, 2016	(38.6)	(17.8)	(57.2)	(113.6)
Other comprehensive income	78.7	1.6	10.2	90.5
Reclassifications, pretax [2]	—	7.2	19.9	27.1
Income tax effect	—	(2.5)	(11.4)	(13.9)
Attributable to noncontrolling interest	.4	—	—	.4
Balance at December 31, 2017	40.5	(11.5)	(38.5)	(9.5)
Other comprehensive (loss)	(67.0)	(3.1)	(3.7)	(73.8)
Reclassifications, pretax [3]	—	2.8	2.6	5.4
Income tax effect	—	—	.3	.3
Attributable to noncontrolling interest	—	—	—	—
Balance at December 31, 2018	$(26.5)	$(11.8)	$(39.3)	$(77.6)

[1] 2016 pretax reclassifications are comprised of:
Net sales	$—	$10.6	$—	$10.6
Cost of goods sold; selling and administrative expenses	—	.5	—	.5
Interest expense	—	4.2	—	4.2
Other (income) expense, net	(1.7)	—	4.5	2.8
Total 2016 reclassifications, pretax	$(1.7)	$15.3	$4.5	$18.1

[2] 2017 pretax reclassifications are comprised of:
Net sales	$—	$2.3	$—	$2.3
Cost of goods sold; selling and administrative expenses	—	.7	—	.7
Interest expense	—	4.2	—	4.2
Other (income) expense, net	—	—	19.9	19.9
Total 2017 reclassifications, pretax	$—	$7.2	$19.9	$27.1

[3] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(2.6)	$—	$(2.6)
Cost of goods sold; selling and administrative expenses	—	1.1	—	1.1
Interest expense	—	4.3	—	4.3
Other (income) expense, net	—	—	2.6	2.6
Total 2018 reclassifications, pretax	$—	$2.8	$2.6	$5.4

R—Fair Value

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

•	Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$159.1	$—	$159.1
Derivative assets [1] (see Note T)	—	1.2	—	1.2
Diversified investments associated with the ESUP [1] (see Note M)	32.7	—	—	32.7
Total assets	$32.7	$160.3	$—	$193.0
Liabilities:
Derivative liabilities [1] (see Note T)	$—	$4.7	$—	$4.7
Liabilities associated with the ESUP [1] (see Note M)	33.7	—	—	33.7
Total liabilities	$33.7	$4.7	$—	$38.4

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$236.4	$—	$236.4
Derivative assets [1] (see Note T)	—	3.9	—	3.9
Diversified investments associated with the ESUP [1] (see Note M)	34.0	—	—	34.0
Total assets	$34.0	$240.3	$—	$274.3
Liabilities:
Derivative liabilities [1] (see Note T)	$—	$1.9	$—	$1.9
Liabilities associated with the ESUP [1] (see Note M)	34.4	—	—	34.4
Total liabilities	$34.4	$1.9	$—	$36.3

1 Includes both current and long-term amounts combined.

The fair value for fixed rate debt (Level 2) was approximately $35.0 less than carrying value of $1,090.5 at December 31, 2018 and was approximately $14.0 greater than carrying value of $1,239.1 at December 31, 2017.

Items measured at fair value on a non-recurring basis

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note S and evaluating long-term assets (including goodwill) for potential impairment as discussed in Note D. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.

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

S—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented (using inputs discussed in Note R), and any additional consideration paid for prior years’ acquisitions. A portion of the goodwill included in the table below is expected to provide an income tax benefit.

	2018	2017	2016
Accounts receivable	$19.6	$10.5	$5.3
Inventory	26.2	6.2	5.8
Property, plant and equipment	28.2	15.7	3.7
Goodwill (see Note E)	28.1	11.5	8.7
Other intangible assets (see Note E)	28.9	20.3	12.3
Other current and long-term assets	.8	.8	—
Current liabilities	(11.9)	(4.6)	(4.2)
Long-term liabilities	(10.7)	(6.3)	(.5)
Non-controlling interest	—	(.5)	—
Fair value of net identifiable assets	109.2	53.6	31.1
Less: Additional consideration payable	—	2.7	1.6
Less: Common stock issued for acquired companies	—	11.8	—
Net cash consideration	$109.2	$39.1	$29.5

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2018	3	Residential Products; Specialized Products	Manufacturer and distributor of home and garden products; Manufacturer and distributor of silt fence; Engineered hydraulic cylinders
December 31, 2017	3	Residential Products; Furniture Products	Distributor and installer of geosynthetic products; Flooring products; Surface-critical bent tube components
December 31, 2016	3	Residential Products; Specialized Products	Distributor of geosynthetic products; Innersprings; Fabricated aerospace tubing and pipe assemblies

We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications.

The results of operations of the above acquired companies have been included in the consolidated financial statements since the dates of acquisition. The unaudited pro forma consolidated net sales, net earnings and earnings per share as though the 2018 and 2017 acquisitions had occurred on January 1 of each year presented are not materially different from the amounts reflected in the accompanying financial statements.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At December 31, 2018 and December 31, 2017 our liability for these future payments was $10.8 ($.8 current and $10.0 long-term) and $16.5 ($8.9 current and $7.6 long-term), respectively. Components of the liability are based on estimates and future events and the amounts may fluctuate significantly until the payment date. Additional consideration, including interest, paid was $9.3, $2.2 and $.5 for the years ended 2018, 2017 and 2016, respectively.

A brief description of our acquisition activity by year is included below.

2018
In 2018, we acquired three businesses:

•
Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The purchase price was $87.5 and added $26.8 of goodwill. PHC serves a market of mainly large OEM customers utilizing highly engineered components with long product life-cycles that represent a small part of the end product’s cost. PHC represents a new growth platform and formed a new business group titled Hydraulic Cylinders within the Specialized Products segment.

•
A manufacturer and distributor of innovative home and garden products found at most major retailers for $19.1. This acquisition provides a solid foundation on which to continue growing our retail market presence in our Geo Components business unit.

•	A manufacturer and distributor of silt fence, a core product for our Geo Components business unit, for $2.6.
2017
In 2017, we acquired three businesses:

•	A distributor and installer of geosynthetic products, expanding the geographic scope and capabilities of our Geo Components business.

•	A manufacturer of surface-critical bent tube components in support of the private-label finished seating strategy in our Work Furniture business.

•	A carpet underlay manufacturer, providing additional production capacity in our Flooring Products business.
These businesses broaden our geographic scope, capabilities, and product offerings, and added $11.5 ($7.6 to Residential Products and $3.9 to Furniture Products) of goodwill. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $2.6.

2016
In 2016, we acquired three small businesses:

•	A U.S. manufacturer of aerospace tube assemblies, expanding our tube forming and fabrication capabilities and adding precision machining to our aerospace platform.

•	A distributor of geosynthetic products.

•	A South African producer of mattress innersprings.
We acquired these businesses for a total purchase price of $29.2. In addition, we purchased the remaining interest in an Automotive joint venture in China for $35.2.

Acquisition of Elite Comfort Solutions, Inc. (ECS)

On January 16, 2019, we completed the acquisition of ECS for cash consideration of approximately $1,250.0 (see Note V).

T—Derivative Financial Instruments
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2018
Derivatives Designated as Hedging Instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2020	$164.7	$.5	$.1	$3.8	$.2
Future MXN purchases of a USD subsidiary	Jun 2019	7.9	.1	—	—	—
Future EUR Sales of Chinese and UK subsidiaries	Jun 2020	32.3	.2	.1	.1	—
Total cash flow hedges			.8	.2	3.9	.2
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, EUR, GBP, PLN and USD)	Dec 2019	65.8	.1	—	.3	—
Total fair value hedges			.1	—	.3	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2019	23.6	.1	—	.3	—
Total derivatives not designated as hedging instruments			.1	—	.3	—
Total derivatives			$1.0	$.2	$4.5	$.2

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2017
Derivatives Designated as Hedging Instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean and Swiss subsidiaries	Mar 2019	$158.1	$2.2	$.2	$.5	$—
Future MXN purchases of a USD subsidiary	Mar 2019	6.6	—	—	.5	—
Future JPY sales of Chinese subsidiary	Dec 2018	11.2	.1	—	—	—
Future DKK sales of Polish subsidiary	Dec 2018	16.0	.6	—	—	—
Future EUR Sales of Chinese, Swiss and UK subsidiaries	Mar 2019	38.8	—	—	.3	.1
Total cash flow hedges			2.9	.2	1.3	.1
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, EUR and USD)	Dec 2018	35.9	.2	—	.5	—
Total fair value hedges			.2	—	.5	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and JPY) exposed to the CNY	Nov 2018	17.0	.3	—	—	—
Hedge of USD Receivable on CAD Subsidiary	Jan 2018	19.0	.3	—	—	—
Total derivatives not designated as hedging instruments			.6	—	—	—
Total derivatives			$3.7	$.2	$1.8	$.1

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income for the Year Ended December 31
Derivatives Designated as Hedging Instruments		2018	2017	2016
Interest rate cash flow hedges	Interest expense	$4.3	$4.2	$4.2
Currency cash flow hedges	Net sales	(2.0)	(1.4)	10.8
Currency cash flow hedges	Cost of goods sold	.4	.4	1.1
Currency cash flow hedges	Other expense (income), net	—	.6	.4
Total cash flow hedges		2.7	3.8	16.5
Fair value hedges	Other expense (income), net	1.2	(.2)	(1.3)
Derivatives Not Designated as Hedging Instruments	Other expense (income), net	(1.6)	(1.7)	(.1)
Total derivative instruments		$2.3	$1.9	$15.1

U—Contingencies

We are a party to various proceedings and matters involving employment, intellectual property, environmental, taxation, vehicle-related personal injury, antitrust and other laws. When it is probable, in management's judgment, that we may incur monetary damages or other costs resulting from these proceedings or other claims, and we can reasonably estimate the amounts, we record appropriate accruals in the financial statements and make charges against earnings. For all periods presented, we have recorded no material charges against earnings. Also, when it is reasonably possible that we may incur additional loss in excess of recorded accruals and we can reasonably estimate the additional losses or range of losses, we disclose such additional reasonably possible losses in these notes.

For specific information regarding accruals, cash payments to settle litigation contingencies, and reasonably possible losses in excess of accruals, please see “Accruals and Reasonably Possible Losses in Excess of Accruals” below.

Brazilian Value-Added Tax Matters
All dollar amounts presented in this section have been updated since our last filing to reflect the U.S. Dollar (USD) equivalent of Brazilian Real (BRL).
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $15.6 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of December 31, 2018, we have $13.9 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $2.1, $.1 and $3.8, respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil. L&P Brazil has denied the violations. On December 4, 2015, we filed an action related to the $3.8 assessment ($4.5 with updated interest), in Sorocaba Federal Court seeking to annul the entire assessment, of which we are awaiting a decision.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the tariff classification and rate used by L&P Brazil for VAT on the sale of mattress innersprings. On September 4, 2014, the Finance Ministry issued additional assessments regarding this same issue, but covering certain periods of 2011 and 2012. L&P Brazil filed its defenses denying the assessments. L&P Brazil has received aggregate assessments and penalties totaling $1.9 ($2.6 updated with interest) on these denials of tax credit matters. L&P Brazil has denied the violations. Some of these cases have been administratively closed and combined with other actions, while the remaining cases are pending at the administrative level. On September 11, 2017, L&P Brazil received an "isolated penalty" from the Finance Ministry in the amount of $.2 regarding the use of these credits. L&P Brazil filed its defense disputing the penalty.
On February 1, 2013, the Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, alleging the untimely payment of $.1 of social contributions (social security and social assistance payments) for September to October 2010. L&P Brazil argued the payments were not required to be made because of the application of tax credits generated by L&P Brazil's use of a correct tariff code for the classification of VAT on the sale of mattress innersprings. On June 26, 2014, the Finance Ministry issued a new notice of violation against L&P Brazil in the amount of $.7 covering 2011 through 2012 on the same subject matter. L&P Brazil has filed its defenses.
On July 1, 2014, the Finance Ministry rendered a preliminary decision alleging that L&P Brazil improperly offset $.1 of social contributions due in 2011. L&P Brazil denied the allegations. L&P Brazil is defending on the basis that the social contribution amounts were correctly offset with tax credits generated by L&P Brazil's use of a correct tariff code classification for VAT on the sale of mattress innersprings. On December 15, 2015, the Finance Ministry issued an assessment against L&P Brazil in the amount of $.1 for August 2010 through May 2011, as a penalty for L&P Brazil's requests to offset tax credits. We filed our defense denying the assessment.

State of São Paulo, Brazil Cases. The State of São Paulo, Brazil (SSP), on April 16, 2009, issued a Notice of Tax Assessment to L&P Brazil seeking $1.5 for the tax years 2006 and 2007. SSP argued that L&P Brazil was using an incorrect tariff code for the collection and payment of VAT on sales of mattress innerspring units in the SSP (the "VAT tariff code dispute"). L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the SSP's favor upholding the original assessment of $1.5. On July 31, 2014, L&P Brazil filed an action in the Sorocaba State Court, seeking to have the ruling annulled for an updated assessment amount of $3.1 (which includes interest). The Court issued a ruling in our favor on October 27, 2017, but the SSP appealed the ruling to the second judicial level. On July 24, 2018, the São Paulo State Court of Appeals agreed with nullifying the assessments against L&P Brazil. On September 13, 2018, the SSP filed a Special Appeal to the Superior Court of Justice. On November 14, 2018, the Special Appeals Court decided not to accept SSP's appeal. On February 12, 2019, the decision to nullify the assessment was certified as final, resulting in a full victory for L&P Brazil on the $3.1 assessment. As such, this claim has been fully resolved.
On October 4, 2012, the State of SSP issued a Tax Assessment against L&P Brazil in the amount of $1.3 for the tax years 2009 through 2011 regarding the VAT tariff code dispute. On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.1 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014, in the amount of $.8 for tax years January 2011 through August 2012 regarding the VAT tariff code dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment in an updated amount of $.9. The Court ruled against L&P Brazil on the assessment, but lowered the interest amount. The Court of Appeals upheld the unfavorable ruling, and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017, and this final appeal remains pending.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to L&P Brazil's classifications of innersprings for the collection and payment of VAT on the sale of mattress innersprings in Minas Gerais from March 2008 through August 2012 in the amount of $.4. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and on June 5, 2014, L&P Brazil filed a Motion to Stay the Execution of the Judgment in Camanducaia Judicial District Court, which remains pending.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Year Ended December 31
	2018	2017	2016
Litigation contingency accrual - Beginning of period	$.4	$3.2	$8.1
Adjustment to accruals - expense - Continuing operations	1.8	.6	7.1
Adjustment to accruals - expense - Discontinued operations	—	1.6	2.0
Cash payments	(.3)	(5.0)	(14.0)
Litigation contingency accrual - End of period	$1.9	$.4	$3.2
A large percentage of the accruals and cash payments in 2016 were related to antitrust proceedings. The above litigation contingency accruals do not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Note J - Supplemental Balance Sheet Information under "Accrued expenses" on page 93.

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of December 31, 2018, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be approximately $16.6, including approximately $15.6 for Brazilian VAT matters disclosed above and $1.0 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $16.6 million referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

V—Subsequent Events

Acquisition of Elite Comfort Solutions, Inc. (ECS)

On January 16, 2019, we completed the acquisition of ECS for cash consideration of approximately $1,250.0. There is no contingent consideration associated with this acquisition. ECS is a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. Through this acquisition, we gain critical capabilities in proprietary foam technology, along with scale in the production of private-label finished mattresses. ECS operates as a separate business unit within the Residential Products segment.

In January 2019, we expanded the borrowing capacity under our revolving credit facility from $800.0 to $1,200.0 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS transaction.

The transaction was financed through an expansion of our commercial paper program and the issuance of a $500.0 5-year term loan with our current bank group. Effective January 2019, the revolving credit facility was amended to remove the total amount of indebtedness to total capitalization covenant (as discussed in Note K). Beginning March 31, 2019, a new restrictive covenant was added that limits, as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in the revolving credit facility) for the trailing four fiscal quarters to 4.25 to 1.00, with a single step-down to 3.50 to 1.00 at March 31, 2020.

 Leggett & Platt, Incorporated
Quarterly Summary of Earnings
 (Unaudited)

Year ended December 31 (Amounts in millions, except per share data)	First	Second	Third [1,3]	Fourth [2,4]	Total
2018
Net sales	$1,028.8	$1,102.5	$1,091.5	$1,046.7	$4,269.5
Gross profit	217.4	231.0	227.1	213.2	888.7
Earnings from continuing operations before income taxes	95.4	107.5	113.3	68.2	384.4
Earnings from continuing operations	$77.9	$85.1	$90.0	$53.1	$306.1
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—
Net earnings	77.9	85.1	90.0	53.1	306.1
(Earnings) attributable to noncontrolling interest, net of tax	—	(.1)	—	(.1)	(.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$77.9	$85.0	$90.0	$53.0	$305.9
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.58	$.63	$.67	$.40	$2.28
Diluted	$.57	$.63	$.67	$.39	$2.26
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.58	$.63	$.67	$.40	$2.28
Diluted	$.57	$.63	$.67	$.39	$2.26
2017
Net sales	$960.3	$989.3	$1,009.7	$984.5	$3,943.8
Gross profit	226.7	230.7	216.5	208.5	882.4
Earnings from continuing operations before income taxes	107.3	113.4	100.7	110.6	432.0
Earnings from continuing operations	$86.1	$87.6	$83.5	$36.4	$293.6
Earnings (loss) from discontinued operations, net of tax	—	—	(.9)	—	(.9)
Net earnings	86.1	87.6	82.6	36.4	292.7
(Earnings) attributable to noncontrolling interest, net of tax	—	—	—	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$86.1	$87.6	$82.6	$36.3	$292.6
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.63	$.64	$.62	$.27	$2.16
Diluted	$.62	$.64	$.61	$.27	$2.14
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$(.01)	$—	$(.01)
Diluted	$—	$—	$(.01)	$—	$(.01)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.63	$.64	$.61	$.27	$2.15
Diluted	$.62	$.64	$.60	$.27	$2.13

All items below are shown pretax with the exception of the 2017 Tax Cuts and Jobs Act (TCJA) items discussed below.

[1]	Third quarter 2018 Earnings from continuing operations include a $2 benefit associated with the TCJA (Note O)

[2]
Fourth quarter 2018 Earnings from continuing operations include a charge of $16 for restructuring (Note F); $16 charge for a customer receivable impairment (Note I); $7 charge for ECS acquisition transaction costs (Note V)

[3]
Third quarter 2017 Earnings from continuing operations include a charge of $5 associated with a small Wire Products business impairment (Note D); $3 charge associated with the sale of a business (Note C)

[4]
Fourth quarter 2017 Earnings from continuing operations include a gain of $23 associated with the sale of real estate (Note C); $15 pension settlement charge (Note N); $50 charge associated with the TCJA (Note O)

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions (Credited) to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2018
Allowance for doubtful receivables	$4.9	$16.7	$1.4	[1]	$20.2
Excess and obsolete inventory reserve, LIFO basis	$26.4	$10.3	$9.6		$27.1
Tax valuation allowance	$24.2	$(7.8)	$3.2		$13.2

Year ended December 31, 2017
Allowance for doubtful receivables	$7.4	$.8	$3.3	[1]	$4.9
Excess and obsolete inventory reserve, LIFO basis	$27.1	$4.9	$5.6		$26.4
Tax valuation allowance	$22.9	$1.3	$—		$24.2

Year ended December 31, 2016
Allowance for doubtful receivables	$9.9	$1.6	$4.1	[1]	$7.4
Excess and obsolete inventory reserve, LIFO basis	$24.7	$8.9	$6.5		$27.1
Tax valuation allowance	$26.6	$.8	$4.5		$22.9

[1]	Uncollectible accounts charged off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1
Stock Purchase Agreement by and among Leggett & Platt, Incorporated, Elite Comfort Solutions, Inc. and Elite Comfort Solutions LP, dated November 6, 2018, filed November 7, 2018, as Exhibit 2.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845) Schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Stock Purchase Agreement contains a list briefly identifying the omitted schedules. Leggett agrees to furnish, supplementally, a copy of any omitted schedule to the SEC upon request.

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

4.6
Form of $300,000,000 3.40% Senior Notes due 2022, issued pursuant to the Senior Indenture dated May 6, 2005, filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7
Form of $150,000,000 4.40% Notes retired in 2018 issued pursuant to the Indenture dated November 24, 1999, filed June 20, 2003 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.1*
Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2*
Severance Benefit Agreement between the Company and Matthew C. Flanigan, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3*
Severance Benefit Agreement between the Company and Perry E. Davis, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.3 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4*
Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5*
Amended and Restated Severance Benefit Agreement between the Company and Scott S. Douglas, dated December 30, 2008, filed February 22, 2018 as Exhibit 10.7 to the Company's Form 10-K, is incorporated by reference. (SEC File No. 001-07845).

10.6*
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

10.8*	Summary Sheet of Executive Cash Compensation, filed November 8, 2018 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845).

10.9*	Summary Sheet of Director Compensation, filed August 3, 2018 as Exhibit 10.1 to the Company's Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.10*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 5, 2015, filed March 25, 2015 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.10.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.2*
2018 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2018 grants), filed November 9, 2017 as Exhibit 10.7 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.10.3*
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

10.10.5*
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

10.10.8*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.10.9*
2017 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2017 grants), filed November 10, 2016 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.10*	Award Formula for the 2017-2018 Profitable Growth Incentive Program, filed March 27, 2017 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.11*
2015 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2015 and 2016 grants), filed March 26, 2015 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.12*	Award Formula for the 2016-2017 Profitable Growth Incentive Program, filed May 4, 2016 as Exhibit 10.1 to the Company's Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.10.13*	Award Formula for the 2015-2016 Profitable Growth Incentive Program, filed March 26, 2015 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11*	The Company’s 2014 Key Officers Incentive Plan, effective January 1, 2014, filed March 25, 2014 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.11.1*	2018 Award Formula under the Company’s 2014 Key Officers Incentive Plan, filed March 26, 2018 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.11.2*	2017 Award Formula under the Company's 2014 Key Officers Incentive Plan, filed March 27, 2017 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.12*
The Company’s Director Stock Option Plan, as amended and restated November 13, 2002, filed March 18, 2003 as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, is incorporated by reference. (SEC File No. 001-07845)

10.13*	The Company’s Deferred Compensation Program, effective November 6, 2017, filed November 9, 2017 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.14*
The Company’s Executive Deferred Stock Program, filed March 31, 1999 as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 1998, is incorporated by reference. (SEC File No. 001-07845)

10.15*
The Company’s 2005 Executive Stock Unit Program, as amended and restated, effective February 23, 2016, filed February 25, 2016, as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2015, is incorporated by reference. (SEC File No. 001-07845)

10.16*
Description of the long-term disability arrangement between the Company and Karl G. Glassman filed February 25, 2016 as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2015, is incorporated by reference. (SEC File No. 001-07845)

10.17*
The Company’s Retirement K Excess Program, amended and restated on November 26, 2007, effective as of January 1, 2007, filed February 26, 2008 as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007, is incorporated by reference. (SEC File No. 001-07845)

10.18
Third Amended and Restated Credit Agreement, dated as of December 12, 2018 among the Company, JP Morgan Chase Bank, N.A. as administrative agent, and the Lenders named therein, including Revolving Loans and Tranche A Term Loans, filed December 14, 2018 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19
Second Amended and Restated Credit Agreement, dated November 8, 2017 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the participating banking institutions named therein, filed November 9, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.20
Commitment Letter among the Company, JP Morgan Chase Bank, N. A., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and U.S. Bank National Association, dated November 6, 2018, filed November 7, 2018 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.21
Commercial Paper Issuing and Paying Agent Agreement between U.S. Bank National Association and the Company, dated December 2, 2014, including Master Note, filed December 5, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.22	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Document Description

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

31.1**	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2019.

31.2**	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2019.

32.1**	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2019.

32.2**	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2019.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

______________________________

*	Denotes management contract or compensatory plan or arrangement.

**	Denotes filed or furnished herewith.

***
Exhibit 101 to this report includes the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2018; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2018; (iii) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2018; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2018; and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ KARL G. GLASSMAN
Karl G. Glassman
President and Chief Executive Officer

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ KARL G. GLASSMAN	President and Chief Executive Officer and Director	February 27, 2019
Karl G. Glassman

(b) Principal Financial Officer:

/S/ MATTHEW C. FLANIGAN	Executive Vice President, Chief Financial Officer and Director	February 27, 2019
Matthew C. Flanigan

(c) Principal Accounting Officer:

/S/ TAMMY M. TRENT	Senior Vice President and Chief Accounting Officer	February 27, 2019
Tammy M. Trent

(d) Directors:

ROBERT E. BRUNNER*	Director
Robert E. Brunner

Signature	Title	Date

R. TED ENLOE, III*	Director
R. Ted Enloe, III

MANUEL A. FERNANDEZ*	Director
Manuel A. Fernandez

JOSEPH W. MCCLANATHAN*	Director
Joseph W. McClanathan

SRIKANTH PADMANABHAN*	Director
Srikanth Padmanabhan

JUDY C. ODOM*	Director
Judy C. Odom

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ SCOTT S. DOUGLAS
	Scott S. Douglas	February 27, 2019
Attorney-in-Fact Under Power-of-Attorney dated
February 26, 2019