Form 10-Q
period 2019-03-31
LEGGETT & PLATT INC
filed 2019-05-07
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	LEG	New York Stock Exchange
Common stock outstanding as of April 26, 2019: 131,268,662

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	March 31, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$263.3	$268.1
Trade receivables, net	642.8	545.3
Other receivables, net	22.5	26.3
Total receivables, net	665.3	571.6
Total inventories, net	676.8	633.9
Prepaid expenses and other current assets	53.6	51.0
Total current assets	1,659.0	1,524.6
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,351.3	1,281.7
Buildings and other	682.0	656.8
Land	43.1	42.4
Total property, plant and equipment	2,076.4	1,980.9
Less accumulated depreciation	1,266.1	1,252.4
Net property, plant and equipment	810.3	728.5
OTHER ASSETS
Goodwill	1,395.5	833.8
Other intangibles, less accumulated amortization of $174.4 and $161.7 as of March 31, 2019 and December 31, 2018, respectively	807.9	178.7
Operating lease right-of-use assets	157.9	—
Sundry	123.2	116.4
Total other assets	2,484.5	1,128.9
TOTAL ASSETS	$4,953.8	$3,382.0
CURRENT LIABILITIES
Current maturities of long-term debt	$51.4	$1.2
Current portion of operating lease liabilities	38.1	—
Accounts payable	431.2	465.4
Accrued expenses	248.1	262.7
Other current liabilities	98.2	86.4
Total current liabilities	867.0	815.7
LONG-TERM LIABILITIES
Long-term debt	2,409.6	1,167.8
Operating lease liabilities	119.1	—
Other long-term liabilities	146.8	155.3
Deferred income taxes	216.1	85.6
Total long-term liabilities	2,891.6	1,408.7
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	524.8	527.1
Retained earnings	2,623.9	2,613.8
Accumulated other comprehensive loss	(64.4)	(77.6)
Treasury stock	(1,891.6)	(1,908.3)
Total Leggett & Platt, Inc. equity	1,194.7	1,157.0
Noncontrolling interest	.5	.6
Total equity	1,195.2	1,157.6
TOTAL LIABILITIES AND EQUITY	$4,953.8	$3,382.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions, except per share data)	2019	2018
Net sales	$1,155.1	$1,028.8
Cost of goods sold	922.1	811.4
Gross profit	233.0	217.4
Selling and administrative expenses	118.6	104.7
Amortization of intangibles	14.1	5.0
Impairments	2.9	.2
Other (income) expense, net	(.8)	.1
Earnings before interest and income taxes	98.2	107.4
Interest expense	21.4	14.4
Interest income	1.4	2.4
Earnings from before income taxes	78.2	95.4
Income taxes	17.1	17.5
Net earnings	61.1	77.9
Loss attributable to noncontrolling interest, net of tax	.1	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$61.2	$77.9
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.46	$.58
Diluted	$.45	$.57

Weighted average shares outstanding
Basic	134.4	135.3
Diluted	135.0	136.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2019	2018
Net earnings	$61.1	$77.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.8	16.7
Cash flow hedges	3.9	2.3
Defined benefit pension plans	.5	.4
Other comprehensive income (loss)	13.2	19.4
Comprehensive income	74.3	97.3
Add: comprehensive loss attributable to noncontrolling interest	.1	—
Comprehensive income attributable to Leggett & Platt, Inc.	$74.4	$97.3
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
OPERATING ACTIVITIES
Net earnings	$61.1	$77.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29.1	25.5
Amortization of intangibles and debt issuance costs	17.2	7.9
Long-lived asset impairments	2.9	.2
Provision for losses on accounts and notes receivable	.9	.2
Writedown of inventories	4.7	1.8
Net gain from sales of assets and businesses	(.2)	(.2)
Deferred income tax expense	3.8	1.7
Stock-based compensation	7.8	8.7
Other, net	(3.1)	(1.7)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(17.4)	(39.2)
Inventories	13.9	(21.1)
Other current assets	(2.9)	(.6)
Accounts payable	(67.1)	(7.9)
Accrued expenses and other current liabilities	(19.3)	(9.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31.4	44.1
INVESTING ACTIVITIES
Additions to property, plant and equipment	(31.8)	(40.3)
Purchases of companies, net of cash acquired	(1,244.3)	(85.8)
Proceeds from sales of assets and businesses	.2	1.6
Other, net	(1.3)	(2.5)
NET CASH USED FOR INVESTING ACTIVITIES	(1,277.2)	(127.0)
FINANCING ACTIVITIES
Additions to long-term debt	993.3	—
Payments on long-term debt	(.9)	(1.0)
Change in commercial paper and short-term debt	296.9	144.8
Dividends paid	(49.6)	(47.5)
Issuances of common stock	6.5	.3
Purchases of common stock	(8.5)	(55.2)
Other, net	(1.0)	(.3)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,236.7	41.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.3	10.3
DECREASE IN CASH AND CASH EQUIVALENTS	(4.8)	(31.5)
CASH AND CASH EQUIVALENTS—January 1,	268.1	526.1
CASH AND CASH EQUIVALENTS—March 31,	$263.3	$494.6
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
The December 31, 2018 financial position data included herein was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Adopted in 2019:

•	On January 1, 2019, we adopted ASU 2016-02 “Leases” (Topic 842) as discussed in Note 5.

•
ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”: This ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. This guidance was effective January 1, 2019 and it did not have a material impact on our results of operations, financial condition and cash flows.

To be adopted in future years:

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

•
ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment": This ASU will be effective January 1, 2020 and simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, the annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. We are currently evaluating this guidance, and do not expect it to materially impact our future financial statements.

•
ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”:  This ASU will be effective January 1, 2020 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

capitalizing implementation costs incurred to develop or obtain internal-use software.  We are currently evaluating this guidance.

The FASB has issued accounting guidance, in addition to the issuance discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

3. REVENUE

On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $2.3 reduction to the opening balance of "Retained earnings".

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that are transferred. Substantially all of any unsatisfied performance obligations as of March 31, 2019, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
Sales, value added, and other taxes collected in connection with revenue-producing activities are excluded from revenue.
Sales Allowances and Returns
The amount of consideration we receive and revenue we recognize varies with changes in various sales allowances, discounts and rebates (variable consideration) that we offer to our customers. We reduce revenue by our estimates of variable consideration based on contract terms and historical experience. Changes in estimates of variable consideration for the periods presented were not material.
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at March 31, 2019.
Other
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue by Product Line
We disaggregate revenue by customer group, which is the same as our product lines for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Residential Products
Bedding group [1]	$350.5	$221.0
Fabric & Flooring Products group	173.7	161.3
Machinery group	12.2	15.8
	536.4	398.1
Industrial Products
Wire group	89.1	82.0
	89.1	82.0
Furniture Products
Home Furniture group	90.9	100.6
Work Furniture group	73.2	71.7
Consumer Products group	102.6	109.0
	266.7	281.3
Specialized Products
Automotive group	196.1	212.1
Aerospace Products group	39.4	39.8
Hydraulic Cylinders group [2]	27.4	15.5
	262.9	267.4
	$1,155.1	$1,028.8

1 On January 16, 2019, we completed the acquisition of Elite Comfort Solutions, Inc. (ECS) as discussed in Note 10.
2 This group was formed January 31, 2018, with the acquisition of a manufacturer of hydraulic cylinders. See Note 10.

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

•
Furniture Products: This segment supplies a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture and adjustable bed bases.

•
Specialized Products: This segment supplies lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries.

Our reportable segments are the same as our operating segments, which also correspond with our management structure. Each reportable segment has an executive vice president who has accountability to and maintains regular contact with our chief executive officer, who is the chief operating decision maker (CODM). The operating results and financial information reported through the segment structure are regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources and determine management incentive compensation.

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
A summary of segment results from continuing operations are shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT
Three Months Ended March 31, 2019
Residential Products	$536.4	$2.8	$539.2	$31.9
Industrial Products	89.1	78.9	168.0	24.1
Furniture Products	266.7	3.0	269.7	6.4
Specialized Products	262.9	.9	263.8	35.7
Intersegment eliminations and other				.1
	$1,155.1	$85.6	$1,240.7	$98.2
Three Months Ended March 31, 2018
Residential Products	$398.1	$4.6	$402.7	$35.0
Industrial Products	82.0	70.4	152.4	9.0
Furniture Products	281.3	2.9	284.2	18.0
Specialized Products	267.4	.7	268.1	46.1
Intersegment eliminations and other				(.7)
	$1,028.8	$78.6	$1,107.4	$107.4

Average assets for our segments are shown in the table below and reflect the basis for return measures used by management to evaluate segment performance. These segment totals include working capital (all current assets and current liabilities) plus net property, plant and equipment. Segment assets for all years are reflected at their estimated average for the periods presented.

	March 31, 2019	December 31, 2018
Residential Products	$771.5	$609.4
Industrial Products	168.3	163.8
Furniture Products	259.4	279.8
Specialized Products	357.7	342.5
Average current liabilities included in segment numbers above	765.2	661.8
Unallocated assets [1]	2,569.3	1,278.0
Difference between average assets and period-end balance sheet	62.4	46.7
Total assets	$4,953.8	$3,382.0

1 Unallocated assets consist primarily of goodwill, other intangibles, cash, businesses sold and deferred tax assets.

5. LEASES

Initial adoption of new ASU

Effective January 1, 2019, we adopted ASU 2016-02 “Leases” (Topic 842), which requires the recognition of lease assets and liabilities for items classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest year presented. In August 2018, the FASB issued ASU 2018-11 “Targeted

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Improvements to ASC 842” that included an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition, which we elected. Adoption of the new standard resulted in the recording of additional net operating lease assets and lease liabilities of $135.9 and $135.8, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The accounting for finance leases (capital leases) was substantially unchanged. The standard did not materially impact our statements of operations and cash flows.

The cumulative effect of applying Topic 842 to our Consolidated Condensed Balance Sheet was as follows:

	Balance at December 31, 2018 as Previously Reported	Topic 842 Adjustments	Balance at January 1, 2019
Current assets [1]	$1,524.6	$(1.3)	$1,523.3
Net property, plant and equipment [2]	728.5	(5.1)	723.4
Other assets [3]	1,128.9	142.3	1,271.2
Total assets	$3,382.0	$135.9	$3,517.9

Accrued expenses [4]	$262.7	$(.4)	$262.3
Current portion of operating lease liabilities [3]	—	32.0	32.0
All other current liabilities	553.0	—	553.0
Long-term liabilities [3]	1,408.7	104.2	1,512.9
Retained earnings	2,613.8	.1	2,613.9
Other equity	(1,456.2)	—	(1,456.2)
Total liabilities and equity	$3,382.0	$135.9	$3,517.9
1 This adjustment is to reclass prepaid rent balances to be presented within Other assets with the operating lease right-of-use assets.
2 This adjustment is to reclass our finance lease right-of-use assets to be presented within Other assets with the operating lease right-of-use assets.
3This adjustment is to record the assets and liabilities arising from leases.
4 This adjustment is to reclass lease liabilities to be presented within Current portion of operating lease liabilities.

Practical Expedients

For the initial adoption, we elected the available package of practical expedients not to reassess (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs. These elections applied to leases that commenced before the effective date. We also elected an additional practical expedient to use hindsight when determining the lease term.

Both lease and non-lease components are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.

Lease Details

Substantially all our operating lease right-of-use assets and operating lease liabilities represent leases for certain operating facilities, warehouses, office space, trucking equipment, and various other assets. Finance lease balances represent substantially all our vehicle leases. We are not involved in any material sale and leaseback transactions, and our sublease arrangements were not material for the periods presented.

At the inception of a contract we assess whether a contract is, or contains, a lease. Our assessment is based on whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit of the asset, and whether we have the right to direct the use of the asset.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our leases have remaining lease terms that expire at various dates through 2032, some of which include options to extend or terminate the leases at our discretion. Where renewal or termination options are reasonably likely to be exercised, we recognize the option as part of the right-of-use asset and lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. We apply a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the economic environment in the various regions where our operations are located.

At March 31, 2019, we do not have a material amount of leases that have not yet commenced.
Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$157.9

Current portion of operating lease liabilities	38.1
Operating lease liabilities	119.1
Total operating lease liabilities	$157.2

Finance Leases
Sundry	$5.3

Other current liabilities	1.4
Other long-term liabilities	3.7
Total finance lease liabilities	$5.1

The components of lease expense were as follows:

Three Months Ended
March 31,
2019
Operating lease cost:
Lease cost	$10.4
Variable lease cost	2.9
Total operating lease cost	$13.3

Short-term lease cost	$1.1

Finance lease cost:
Amortization of right-of-use assets	$.8
Interest on lease liabilities	.1
Total finance lease cost	$.9

Total lease cost	$15.3

Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.0
Operating cash flows from finance leases	.1
Financing cash flows from finance leases	.8

Right-of-use assets obtained in exchange for new operating lease liabilities	9.1
Right-of-use assets obtained in exchange for new finance lease liabilities	1.1

In connection with the ECS transaction discussed in Note 10, we acquired operating right-of-use assets of approximately $24.0 (including a favorable lease position of $2.4).  The operating lease liability associated with these right-of-use assets was approximately $21.6.  Finance right-of-use assets acquired in the ECS transaction and the related finance lease liabilities were immaterial.

The weighted average remaining lease terms and discount rates for all of our leases were as follows:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.9
Finance leases	2.8

Weighted average discount rate
Operating leases	3.3%
Finance leases	4.3%

The following table reconciles the undiscounted cash flows for the operating and finance leases at March 31, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

	Operating Leases	Finance Leases
2019 Remainder	$32.7	$1.9
2020	38.4	1.8
2021	33.2	1.1
2022	25.6	.6
2023	17.7	.1
2024 and thereafter	23.4	—
Total	171.0	5.5
Less: Interest	13.8	.4
Lease Liability	$157.2	$5.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our future minimum lease commitments as of December 31, 2018, under Topic 840, the predecessor to Topic 842, were as follows:

Operating Leases
2019	$35.9
2020	30.7
2021	26.2
2022	19.9
2023	13.1
Thereafter	18.0
Total	$143.8

6. RESTRUCTURING AND IMPAIRMENT CHARGES

We implemented various cost reduction initiatives to improve our operating cost structures in the periods presented. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the 2018 Restructuring Plan discussed below, none of these initiatives has individually resulted in a material charge to earnings.

In December 2018, we committed to a restructuring plan primarily associated with our Home Furniture Group and Fashion Bed business, both of which report within the Furniture Products segment.

Our Home Furniture Group (which produces furniture components for the upholstered furniture industry) and Fashion Bed business (which supplies ornamental beds, bed frames and other accessories sold to retailers) have underperformed expectations primarily from weaker demand and higher raw material costs. Accordingly, we are exiting low margin business, reducing operating costs and eliminating excess capacity in our Home Furniture business which should be substantially complete by the end of the second quarter 2019. In late March, we announced the closure of the Fashion Bed business which should be substantially complete by the end of the third quarter 2019.

We previously disclosed costs for these activities would approximate $33.0. This estimate remains materially unchanged. To date we have incurred $22.6 of costs, and we expect to incur $10.4 during the remainder of the year. The following table presents information associated with this plan:

	Total Amount Incurred to Date	Three Months Ended March 31, 2019	Total Incurred Full Year 2018
2018 Restructuring Plan
Restructuring and restructuring-related	$14.8	$3.6	$11.2
Impairment costs associated with this plan	7.8	2.7	5.1
	$22.6	$6.3	$16.3
Amount of total that represents cash charges	$8.1	$1.2	$6.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The table below presents all restructuring and restructuring-related activity for the periods presented; the majority of the 2019 costs are related to the 2018 Restructuring Plan:

	Three Months Ended March 31,
	2019	2018
Charged to other (income) expense, net:
Severance and other restructuring costs	$1.2	$.1
Charged to cost of goods sold:
Inventory obsolescence and other	2.4	.1
Total restructuring and restructuring-related costs	$3.6	$.2
Amount of total that represents cash charges	$1.2	$.1

Restructuring and restructuring-related charges by segment were as follows:

	Three Months Ended March 31,
	2019	2018
Residential Products	$.1	$—
Industrial Products	—	.2
Furniture Products	3.5	—
Total	$3.6	$.2

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2018	Add: 2019 Charges	Less: 2019 Payments	Balance at March 31, 2019
Termination benefits	$6.6	$1.2	$1.2	$6.6
Other restructuring costs	.6	—	.1	.5
	$7.2	$1.2	$1.3	$7.1

Impairment charges

Impairment charges are reported in "Impairments" in the Consolidated Condensed Statements of Operations and are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments
Residential Products	$.2	$—
Industrial Products	—	.2
Furniture Products	2.7	—
Total impairment charges	$2.9	$.2

We test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs and estimated future cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net earnings:
Net earnings	$61.1	$77.9
Loss attributable to noncontrolling interest, net of tax	.1	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$61.2	$77.9

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	134.4	135.3
Dilutive effect of stock-based compensation	.6	1.0
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.0	136.3

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$.46	$.58

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$.45	$.57

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.1	.1

Cash dividends declared per share	$.38	$.36

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	March 31, 2019		December 31, 2018
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$647.9	$—	$548.8	$—
Trade notes receivable	1.6	1.3	1.7	1.4
Total trade receivables	649.5	1.3	550.5	1.4
Other notes receivable [1]	—	24.2	—	24.2
Taxes receivable, including income taxes	13.3	—	12.9	—
Other receivables	9.2	—	13.4	—
Subtotal other receivables	22.5	24.2	26.3	24.2
Total trade and other receivables	672.0	25.5	576.8	25.6
Allowance for doubtful accounts:
Trade accounts receivable [1]	(6.7)	—	(5.2)	—
Trade notes receivable	—	—	—	—
Total trade receivables	(6.7)	—	(5.2)	—
Other notes receivable [1]	—	(15.0)	—	(15.0)
Total allowance for doubtful accounts	(6.7)	(15.0)	(5.2)	(15.0)
Total net receivables	$665.3	$10.5	$571.6	$10.6

1 The "Trade accounts receivable" and "Other notes receivable" line items above include $27.2 and $26.7 as of March 31, 2019 and December 31, 2018, respectively, from a customer in our Residential Products segment who is experiencing financial difficulty and liquidity problems and, during the fourth quarter of 2018, became delinquent in our trade accounts receivable balances. In December 2018, we concluded that an impairment existed with regard to this customer, and we established a reserve of $15.9 ($15.0 for the note and $.9 for the trade receivable) to reflect the estimated amount of the probable credit loss and placed the note on nonaccrual status. The note receivable was restructured during the first quarter of 2019 in conjunction with an overall refinancing plan by the customer. The reserve balance at March 31, 2019 was $16.0.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2018	Add: Charges	Less: Net Charge-offs/ (Recoveries)	Balance at March 31, 2019
Trade accounts receivable	$5.2	$.9	$(.6)	$6.7
Trade notes receivable	—	—	—	—
Total trade receivables	5.2	.9	(.6)	6.7
Other notes receivable	15.0	—	—	15.0
Total allowance for doubtful accounts	$20.2	$.9	$(.6)	$21.7

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$.6	$.1	$1.9	$.2
Discounts on various stock awards:
Deferred Stock Compensation Program	.6	—	.5	—
Stock-based retirement plans	.2	—	.2	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	.7	.8	.3	.3
2018 PSU - EBIT CAGR based 2B	1.6	2.0	.6	.7
2017 and prior PSU awards 2C	.5	.4	.9	(.1)
Restricted Stock Unit awards	.5	—	.5	—
Profitable Growth Incentive (PGI) awards [3]	—	—	.5	.5
Other, primarily non-employee directors restricted stock	.2	—	.3	—
Total stock-based compensation expense	5.2	$3.3	6.0	$1.6
Employee contributions for above stock plans	2.6		2.7
Total stock-based compensation	$7.8		$8.7

Tax benefits on stock-based compensation expense	$1.2		$1.4
Tax benefits on stock-based compensation payments	1.9		.6
Total tax benefits associated with stock-based compensation	$3.1		$2.0

Included below is the activity in our most significant stock-based plans:

1 Stock-Based Retirement Plans

Previous to 2019, we had two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. We made matching contributions to both plans for the year if certain profitability levels were obtained.

For 2019, the provisions of the ESUP plan are unchanged. On December 31, 2018 we merged the SBP with our 401(k) plan. Our common stock is now an investment option in the 401(k) plan and participants may elect up to 20% of their contributions into our common stock. Previously participants could contribute up to 100% of their contributions into our common stock.

2 PSU Awards
During 2018, we merged our PSU and PGI award programs. The 2018 and later PSU awards have a component based on relative Total Shareholder Return (TSR = (Change in Stock Price + Dividends)/Beginning Stock Price) and another component based on Earnings Before Interest and Taxes (EBIT) Compound Annual Growth Rate (CAGR). These components are discussed below.

For outstanding 2018 and later awards, we intend to pay 50% in shares of our common stock and 50% in cash; although, we reserve the right to pay up to 100% in cash.

For outstanding 2017 awards, we intend to pay 65% in shares of our common stock and 35% in cash; although, we reserve the right to pay up to 100% in cash.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Cash settlements are recorded as a liability and adjusted to fair value at each reporting period. We elected to pay 100% of the 2015 award (paid in the first quarter 2018) in cash.

 2A 2018 (and later) PSU - TSR based
Most of the 2018 and later PSU awards are based 50% upon our TSR compared to a peer group. A small number of PSU awards are based 100% upon relative TSR for certain business unit employees to complement their particular mix of incentive compensation. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for Leggett and each of the peer companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.
The relative TSR vesting condition of the 2018 and later PSU awards contains the following conditions:

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

2B 2018 (and later) PSU - EBIT CAGR based
Most of the 2018 and later PSU awards are based 50% upon our or the applicable segment's EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the vesting period. Expense is adjusted every quarter over the three-year vesting period based on the number of shares expected to vest.
The EBIT CAGR portion of these awards contains the following conditions:

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Three Months Ended March 31,
	2019	2018
TSR-based
Total shares base award	.1	.1
Grant date per share fair value	$57.86	$42.60
Risk-free interest rate	2.4%	2.4%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	21.5%	19.9%
Expected dividend yield (over expected life)	3.4%	3.3%

EBIT CAGR-based
Total shares base award	.1	.1
Grant date per share fair value	$39.98	$40.92
Vesting period in years	3.0	2.5

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2015	December 31, 2017	57	61.0%	—	$6.9	First quarter 2018
2016	December 31, 2018	78	—%	—	$—	First quarter 2019

3 PGI Awards

In 2017 and prior years certain key management employees participated in a PGI program. The PGI awards were eliminated during 2018, and were replaced with the PSU-EBIT CAGR award discussed above. These awards vested (0% to 250%) at the end of a two-year performance period based on our or the applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. We paid the 2017 award half in shares of our common stock and half in cash. We elected to pay the 2016 award (paid in the first quarter of 2018) in cash. Both components were adjusted to fair value at each reporting period.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2016	December 31, 2017	44.0%	—	$2.0	First quarter 2018
2017	December 31, 2018	155.0%	.1 million	$2.2	First quarter 2019

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 14) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. Of the goodwill included in the table below, $126.4 is expected to be deductible for tax purposes.

	Three Months Ended March 31,
	2019	2018
Accounts receivable	$72.4	$12.1
Inventory	60.1	14.9
Property, plant and equipment	80.2	26.2
Goodwill	558.8	23.3
Other intangible assets:
Customer relationships (10 to 15-year life)	372.7	17.8
Technology (5 to 14-year life)	173.3	2.2
Trademarks and trade names (15-year life)	65.8	6.5
Non-compete agreements and other (5-year life)	28.1	.8
Other current and long-term assets	27.4	.8
Current liabilities	(43.8)	(9.3)
Deferred income taxes	(129.0)	(9.7)
Other long-term liabilities	(21.6)	(.8)
Fair value of net identifiable assets	1,244.4	84.8
Additional consideration for prior years’ acquisitions	(.1)	—
Less: Additional consideration payable (receivable)	—	(1.0)
Net cash consideration	$1,244.3	$85.8

The following table summarizes acquisitions for the periods presented.

Three Months Ended	Number of Acquisitions	Segment	Product/Service
March 31, 2019	1	Residential Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries

March 31, 2018	1	Specialized Products	Global manufacturer of engineered hydraulic cylinders

We are finalizing all the information required to complete the purchase price allocations related to recent acquisitions and do not anticipate any material modifications.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. At March 31, 2019 and December 31, 2018, our liability for these future payments was $10.7 ($10.7 current) and $10.8 ($.8 current and $10.0 long-term), respectively.  Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates. Additional consideration, including interest, paid on prior year acquisitions was $.1 for both three months ended March 31, 2019 and 2018.

A brief description of our acquisition activity by year for the periods presented is included below.
2019
In January 2019, we completed the acquisition of ECS, a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. Through this acquisition, we gained critical capabilities in proprietary foam technology, along with scale in the production of private-label finished mattresses. The purchase price was $1,244.4 and added $558.8 of goodwill. There was no contingent consideration associated with this acquisition.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2018
In January 2018, we acquired Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The purchase price was $87.4 and added $26.9 of goodwill. PHC serves a market of mainly large Original Equipment Manufacturer (OEM) customers utilizing highly engineered components with long product life-cycles, yet representing a small percentage of the end product’s cost. PHC represents a new growth platform and forms a new business group entitled Hydraulic Cylinders within the Specialized Products segment.
Pro forma Results
The following table summarizes, on a pro forma basis, the combined results of operations of Leggett and ECS as though the acquisition had occurred as of January 1, 2018. We have not provided pro forma results of operations of the first quarter 2018 acquisition of PHC as these results were not material.

The unaudited pro forma financial information below is not necessarily indicative of the results of operations that would have been realized had the ECS acquisition occurred as of January 1, 2018, nor is it meant to be indicative of any future results of operations. The unaudited pro forma financial information does not include benefits expected from revenue or product mix enhancements, operating synergies or cost savings that may be realized or any estimated future costs that may be incurred to integrate the ECS business.

	Three Months Ended
	March 31,
	2019	2018
Net sales	$1,176.7	$1,174.0
Net earnings	62.9	63.2
EPS basic	.47	.47
EPS diluted	.47	.46

The information above reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including:

•	Amortization and depreciation adjustments relating to fair value estimates of intangible and tangible assets;

•	Incremental interest expense on debt incurred in connection with the ECS acquisition;

•	Amortization of the fair value adjustment to inventory as though the transaction occurred on January 1, 2018;

•	Recognition of transaction costs as though the transaction occurred on January 1, 2018; and

•	Estimated tax impacts of the pro forma adjustments.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. INVENTORIES
The following table recaps the components of inventory for each period presented:

	March 31, 2019	December 31, 2018
Finished goods	$342.7	$331.6
Work in process	49.0	49.6
Raw materials and supplies	367.3	334.9
LIFO reserve	(82.2)	(82.2)
Total inventories, net	$676.8	$633.9

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost. Prior to 2019 the LIFO method represented approximately 50% of our inventories. With the acquisition of ECS in the first quarter of 2019, LIFO now represents approximately 40% of our inventories, as ECS does not utilize the LIFO method.
With relatively stable steel costs since the beginning of the year, there was no LIFO expense in the first quarter of 2019. We calculate our LIFO reserve on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year.
The following table contains the LIFO expense for each of the periods presented.

	Three Months Ended March 31,
	2019	2018
LIFO expense	$—	$6.0

12. EMPLOYEE BENEFIT PLANS
Employer contributions for 2019 are expected to approximate $1.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Three Months Ended March 31,
	2019	2018
Components of net pension expense
Service cost	$1.0	$1.0
Interest cost	2.2	2.0
Expected return on plan assets	(2.9)	(2.9)
Recognized net actuarial loss	.8	.7
Net pension expense	$1.1	$.8

The components of net pension expense other than the service cost component are included in the line item "Other (income) expense, net" in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2019	$1,157.6	$2,613.8	$529.1	$(1,908.3)	$.6	$(77.6)
Effect of accounting change on prior years (Topic 842-See Note 5)	.1	.1	—	—	—	—
Adjusted beginning balance, January 1, 2019	1,157.7	2,613.9	529.1	(1,908.3)	.6	(77.6)
Net earnings	61.1	61.1	—	—	—	—
(Earnings) loss attributable to noncontrolling interest, net of tax	—	.1	—	—	(.1)	—
Dividends declared (See Note 7)	(49.9)	(51.2)	1.3	—	—	—
Treasury stock purchased	(11.7)	—	—	(11.7)	—	—
Treasury stock issued	13.8	—	(14.6)	28.4	—	—
Foreign currency translation adjustments	8.8	—	—	—	—	8.8
Cash flow hedges, net of tax	3.9	—	—	—	—	3.9
Defined benefit pension plans, net of tax	.5	—	—	—	—	.5
Stock-based compensation transactions, net of tax	11.0	—	11.0	—	—	—
Ending balance, March 31, 2019	$1,195.2	$2,623.9	$526.8	$(1,891.6)	$.5	$(64.4)

	Three Months Ended March 31, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2018	$1,190.8	$2,511.3	$516.7	$(1,828.3)	$.6	$(9.5)
Effect of accounting change on prior years (Topic 606-See Note 3)	(2.3)	(2.3)	—	—	—	—
Adjusted beginning balance, January 1, 2018	1,188.5	2,509.0	516.7	(1,828.3)	.6	(9.5)
Net earnings	77.9	77.9	—	—	—	—
Dividends declared (See Note 7)	(47.2)	(48.6)	1.4	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(55.3)	—	—	(55.3)	—	—
Treasury stock issued	3.9	—	(10.8)	14.7	—	—
Foreign currency translation adjustments	16.7	—	—	—	—	16.7
Cash flow hedges, net of tax	2.3	—	—	—	—	2.3
Defined benefit pension plans, net of tax	.4	—	—	—	—	.4
Stock-based compensation transactions, net of tax	9.3	—	9.3	—	—	—
Ending balance, March 31, 2018	$1,196.3	$2,538.3	$516.6	$(1,868.9)	$.4	$9.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(26.5)	$(11.8)	$(39.3)	$(77.6)
Other comprehensive income (loss)	8.8	3.1	(.2)	11.7
Reclassifications, pretax [1]	—	1.9	.8	2.7
Income tax effect	—	(1.1)	(.1)	(1.2)
Balance, March 31, 2019	$(17.7)	$(7.9)	$(38.8)	$(64.4)

Balance, January 1, 2018	$40.5	$(11.5)	$(38.5)	$(9.5)
Other comprehensive income (loss)	16.7	2.3	(.2)	18.8
Reclassifications, pretax [2]	—	.3	.7	1.0
Income tax effect	—	(.3)	(.1)	(.4)
Balance, March 31, 2018	$57.2	$(9.2)	$(38.1)	$9.9

[1] 2019 pretax reclassifications are comprised of:
Net sales	$—	$1.0	$—	$1.0
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.8	.8
Total reclassifications, pretax	$—	$1.9	$.8	$2.7

[2] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(1.0)	$—	$(1.0)
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.7	.7
Total reclassifications, pretax	$—	$.3	$.7	$1.0

14. FAIR VALUE
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$163.3	$—	$163.3
Derivative assets [1] (Note 15)	—	2.9	—	2.9
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	36.9	—	—	36.9
Total assets	$36.9	$166.2	$—	$203.1
Liabilities:
Derivative liabilities [1] (Note 15)	$—	$1.9	$—	$1.9
Liabilities associated with the ESUP [1]	37.1	—	—	37.1
Total liabilities	$37.1	$1.9	$—	$39.0

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$159.1	$—	$159.1
Derivative assets [1] (Note 15)	—	1.2	—	1.2
Diversified investments associated with the ESUP [1]	32.7	—	—	32.7
Total assets	$32.7	$160.3	$—	$193.0
Liabilities:
Derivative liabilities [1] (Note 15)	$—	$4.7	$—	$4.7
Liabilities associated with the ESUP [1]	33.7	—	—	33.7
Total liabilities	$33.7	$4.7	$—	$38.4
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was approximately $5.3 greater than carrying value of $1,584.0 at March 31, 2019 and was approximately $35.3 less than carrying value of $1,090.5 at December 31, 2018.
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
Long-lived assets, acquisitions and the second step (when necessary) of a goodwill impairment test utilize the following methodologies in determining fair value: (i) Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets is used to estimate replacement cost where available. (ii) The most common identified intangible assets are customer relationships, tradenames and developed technology. Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, future earnings forecast, the amount of contributory asset charges, and an appropriate discount rate. Tradenames and developed technology are valued using a relief-from-royalty method, with various inputs such as comparable market royalty rates for items of similar value, future earnings forecast, and an appropriate discount rate. (iii) Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as of the valuation date. (iv) Other working capital items are generally recorded at face value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

15. DERIVATIVE FINANCIAL INSTRUMENTS
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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of March 31, 2019
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Sep 2020	$163.3	$.7	$.1	$1.5	$.1
Future EUR sales of Chinese and UK subsidiaries	Sep 2020	31.0	1.0	.1	—	—
Future MXN purchases of a USD subsidiary	Sep 2020	9.1	.3	—	—	—
Total cash flow hedges			2.0	.2	1.5	.1
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, EUR, GBP, PLN and USD)	Dec 2019	70.6	.4	—	.3	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Mar 2020	15.4	.3	—	—	—
			$2.7	$.2	$1.8	$.1

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2018
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2020	$164.7	$.5	$.1	$3.8	$.2
Future MXN purchases of a USD subsidiary	Jun 2019	7.9	.1	—	—	—
Future EUR sales of Chinese and UK subsidiaries	Jun 2020	32.3	.2	.1	.1	—
Total cash flow hedges			.8	.2	3.9	.2
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, EUR, GBP, PLN and USD)	Dec 2019	65.8	.1	—	.3	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2019	23.6	.1	—	.3	—
			$1.0	$.2	$4.5	$.2

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 13) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Three Months Ended March 31,
		2019	2018
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$1.1	$1.1
Currency cash flow hedges	Net sales	.4	(1.5)
Currency cash flow hedges	Cost of goods sold	(.3)	.2
Total cash flow hedges		1.2	(.2)
Fair value hedges	Other (income) expense, net	.4	.6

Derivatives not designated as hedging instruments	Other (income) expense, net	(.2)	(.8)
Total derivative instruments		$1.4	$(.4)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $15.0 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of April 23, 2019, we have $13.9 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $2.0, $.1 and $3.5, respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil has denied the violations. On December 4, 2015, we filed an action related to the $3.5 assessment ($4.3 with updated interest), in Sorocaba Federal Court. On October 18, 2018, we filed an action related to the $2.0 assessment ($3.1 with updated interest), in Sorocaba Federal Court. Both actions seek to annul the entire assessments, and remain pending.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. On September 4, 2014, the Finance Ministry issued additional assessments regarding this same issue, but covering certain periods of 2011 and 2012. L&P Brazil filed its defenses denying the assessments. L&P Brazil has received aggregate assessments and penalties totaling $1.8 ($2.5 updated with interest) on these denials of tax credit matters. L&P Brazil has denied the violations. Some of these cases have been administratively closed and combined with other actions, while the remaining cases are pending at the administrative level. On September 11, 2017, L&P Brazil received an "isolated penalty" from the Finance Ministry in the amount of $.2 regarding the use of these credits. L&P Brazil filed its defense disputing the penalty. These cases remain pending.
On February 1, 2013, the Finance Ministry filed a Tax Collection action against L&P Brazil in the Camanducaia Judicial District Court, alleging the untimely payment of $.1 of social contributions (social security and social assistance payments) for September to October 2010. L&P Brazil argued the payments were not required to be made because of the application of tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. On June 26, 2014, the Finance Ministry issued a new notice of violation against L&P Brazil in the amount of $.6 covering 2011 through 2012 on the same subject matter. L&P Brazil has filed its defenses. These cases remain pending.
On July 1, 2014, the Finance Ministry rendered a preliminary decision alleging that L&P Brazil improperly offset $.1 of social contributions due in 2011. L&P Brazil denied the allegations. L&P Brazil is defending on the basis that the social contribution amounts were correctly offset with tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. On December 15, 2015, the Finance Ministry issued an assessment against L&P Brazil in the amount of $.1 for August 2010 through May 2011, as a penalty for L&P Brazil's requests to offset tax credits. We filed our defense denying the assessment. These cases remain pending.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

State of São Paulo, Brazil Cases. The State of São Paulo, Brazil (SSP), on April 16, 2009, issued a Notice of Tax Assessment to L&P Brazil seeking $1.5 for the tax years 2006 and 2007. SSP argued that L&P Brazil was using an incorrect tariff code for the collection and payment of VAT on sales of mattress innerspring units, the same VAT Rate Dispute but in the SSP. L&P Brazil denied the allegations. On April 17, 2014, the Court of Tax and Fees ruled in the SSP's favor upholding the original assessment of $1.5. On July 31, 2014, L&P Brazil filed an action in the Sorocaba State Court, seeking to have the ruling annulled for an updated assessment amount of $3.1 (which includes interest). The Court issued a ruling in our favor on October 27, 2017, but the SSP appealed the ruling to the second judicial level. On July 24, 2018, the São Paulo State Court of Appeals agreed with nullifying the assessments against L&P Brazil. On September 13, 2018, the SSP filed a Special Appeal to the Superior Court of Justice. On November 14, 2018, the Special Appeals Court decided not to accept SSP's appeal. On February 12, 2019, the decision to nullify the assessment was certified as final, resulting in a full victory for L&P Brazil on the $3.1 assessment. As such, this claim has been fully resolved.
On October 4, 2012, SSP issued a Tax Assessment against L&P Brazil in the amount of $1.2 for the tax years 2009 through 2011 regarding the VAT Rate Dispute in SSP. On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.0 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations. These cases remain pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014, in the amount of $.8 for tax years January 2011 through August 2012 regarding the VAT Rate Dispute in SSP. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment in an updated amount of $.8. The Court ruled against L&P Brazil on the assessment, but lowered the interest amount. The Court of Appeals upheld the unfavorable ruling, and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017. The High Court denied our appeal on February 18, 2019. L&P Brazil filed an interlocutory appeal on March 20, 2019. This appeal remains pending.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to the VAT Rate Dispute in Minas Gerais from March 2008 through August 2012 in the amount of $.4. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and on June 5, 2014, L&P Brazil filed a Motion to Stay the Execution of the Judgment in Camanducaia Judicial District Court, which remains pending.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Three Months Ended March 31,
	2019	2018
Litigation contingency accrual - Beginning of period	$1.9	$.4
Adjustment to accruals - expense (income)	—	—
Cash payments	—	(.4)
Litigation contingency accrual - End of period	$1.9	$—

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of March 31, 2019, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $16.0, including $15.0 for Brazilian VAT matters disclosed above and $1.0 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $16.0 referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

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
We are the leading U.S.-based manufacturer of: a) bedding components; b) automotive seat support and lumbar systems; c) specialty bedding foams and private-label finished mattresses; d) components for home furniture and work furniture; e) flooring underlayment; f) adjustable beds; g) high-carbon drawn steel wire; and h) bedding industry machinery.
Our Segments
Our operations are comprised of 15 business units in four segments, with approximately 23,000 employees, and 145 production facilities located in 18 countries around the world. Our segments are described below.
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as producing private-label finished mattresses for bedding brands. We also produce or distribute carpet cushion, hard surface flooring underlayment, fabric, and geo components. This segment generated 43% of our total sales during the first three months of 2019.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products. This segment generated 14% of our total sales during the first three months of 2019.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, and adjustable bed bases. This segment contributed 22% of our total sales in the first three months of 2019.
Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 21% of our total sales in the first three months of 2019.
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
We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. We strongly believe our disciplined growth strategy, portfolio management, and prudent use of capital will support achievement of our goal over time.
In connection with the acquisition of ECS our debt levels increased, and we expect to focus on deleveraging by temporarily limiting share repurchases, reducing other acquisition spending and using operating cash flow to repay debt. The

ECS transaction does not change our long-term TSR targets and framework. In the near-term, revenue growth will benefit significantly from the initial impact of the acquisition. Increased interest expense will negatively impact TSR in 2019.  As we pay down the acquisition debt, the corresponding reduction in interest expense should have a positive impact on TSR. The stock buyback component is expected to be slightly negative to our TSR due to the temporary limiting of share repurchases while we focus on deleveraging. Longer-term, the ECS acquisition is expected to benefit all four TSR sources through profitable growth and strong operating cash flow.
Senior executives participate in an incentive program with a three-year performance period based on two equal measures: (i) our TSR performance compared to the performance of a group of approximately 320 peers, and (ii) the Company or segment's EBIT CAGR.
Customers
We serve a broad suite of customers, with our largest customer representing approximately 6% of our sales in 2018. Many are companies whose names are widely recognized. They include bedding, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.

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

Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Steel costs inflated in 2017 and in the first half of 2018. These costs have been relatively stable since mid-2018.

Depending on the type of steel input, we have seen varying degrees of inflation in the U.S. Long product, the steel industry term for rod and wire, saw significant inflation in 2017 and early 2018. Flat product (hot or cold rolled sheet steel) which we purchase for use in several of our businesses, but most heavily in Home Furniture, also saw significant inflation in that time period. We implemented price increases to recover most of the higher costs, but with the normal lag in realizing selling price increases, the cost inflation led to margin pressure in the first quarter of 2018. However, with the moderation in steel costs since mid-2018, we are now caught up with the pricing lag in most of our businesses and steel cost inflation was not a major factor in the first quarter of 2019.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry began to increase modestly in the second half of 2017 and further expanded in the first half of 2018. Although steel scrap costs increased early in 2018, rod prices increased to a much larger degree. Both stabilized by mid-2018. Because of these factors, our steel rod mill experienced enhanced profitability in 2018 and the first quarter of 2019. If these wider metal margins are sustained, our steel rod mill should continue to experience enhanced profitability.

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
Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In 2014, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the orders should be extended for five years. In March 2019, the DOC and the ITC initiated a second sunset review to determine whether to extend the orders for an additional five years. If it is determined that the revocation of the orders would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC) and material injury to the U.S. innerspring industry (determined by the ITC), the orders will be extended. We believe that, without the extension, it is likely that dumping will recur and the U.S. innerspring industry will be materially injured. As a result, we are actively participating in the DOC and ITC sunset reviews.

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

We believe mattresses from China are being imported into the U.S. at low prices that violate our trade laws. In September 2018, we, along with other domestic mattress producers, filed an antidumping petition with the U.S. government on behalf of the mattress industry to attempt to remedy this situation. In November, the ITC made a preliminary determination that there is a reasonable indication that the domestic mattress producers are materially injured by reason of the unfairly priced imported mattresses. Demand for ECS's proprietary specialty foams and downstream products has been strong even while the U.S. bedding industry continues to be impacted by the Chinese mattresses that are the subject of the antidumping petition. Since the filing of the case with the ITC, we have seen a notable increase in imported mattresses from China which has impacted ECS's sales growth. The DOC is now investigating the dumping allegations and is expected to make its preliminary determination in late May. If duties are imposed, we expect our Bedding businesses, along with the U.S. bedding industry, to benefit.

Acquisition of Elite Comfort Solutions

Completion of the Acquisition of Elite Comfort Solutions

On January 16, 2019, we completed the previously announced acquisition of Elite Comfort Solutions, Inc. (ECS) for a cash purchase price of approximately $1.25 billion (the “ECS Acquisition”). ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. ECS forms a separate business unit and operates within the Residential Products segment.

Financing the Elite Comfort Solutions Acquisition

As previously reported, in December 2018, we entered into a new credit agreement. The credit agreement is a five-year multi-currency credit facility providing us the ability to borrow, repay and re-borrow up to $1.2 billion under a revolving facility. The revolving facility acts as support for the marketability of our $1.2 billion commercial paper program. The credit agreement also provided for a one-time draw of up to $500 million under a five-year Tranche A Term Loan.

We financed approximately $750 million of the purchase price of the ECS Acquisition through commercial paper borrowings. At the January 16, 2019 closing, we had increased our outstanding commercial paper to an aggregate $898 million with an average weighted interest rate of 2.87% with various maturity dates, ranging from 1 to 30 days from closing.

The remainder of the purchase price was financed through the $500 million senior unsecured five-year “Tranche A Term Loan” under the credit agreement. We initially paid interest on the Tranche A Term Loan at the rate of 3.9%. We may elect different types of borrowings and interest periods during the term of the Tranche A Term Loan, which will adjust the rate of interest to be paid. We are required to pay principal on the Tranche A Term Loan each quarter (on the last day of March, June, September and December), commencing with June 2019, in the amount of $12.5 million, and pay the remaining outstanding principal under the Tranche A Term Loan on June 3, 2024.

On March 7, 2019, we issued $500 million principal amount of public senior unsecured 10-year 4.40% notes due 2029. The proceeds from the notes were used to repay a portion of the commercial paper indebtedness incurred to fund the ECS Acquisition.

We believe that operating cash flow, cash on hand and our ability to obtain debt financing will provide sufficient funds available to repay debt, as well as support our ongoing operations, pay dividends and fund future growth.

RESULTS OF OPERATIONS

Discussion of Consolidated Results
First Quarter:
Sales were $1,155 million in the current quarter, a 12% increase versus the same quarter last year. Acquisitions added 13% to sales growth in the quarter. Same location sales decreased 1%, with volume down 3%. Raw material-related selling price inflation of 4% was partially offset by a negative currency impact of 2%.
Earnings per share (EPS) was $.45, versus $.57 in the first quarter of 2018, with the decrease from restructuring-related charges in Furniture Products, volume declines in Furniture Products and Specialized Products, higher interest expense and a higher effective tax rate.
Earnings Before Interest and Taxes (EBIT) decreased 9%, to $98 million, from restructuring-related charges in Furniture Products and volume declines in Furniture Products and Specialized Products.

LIFO/FIFO and the Effect of Changing Prices
The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. Prior to 2019 the LIFO method represented approximately 50% of our inventories. With the acquisition of ECS in the first quarter of 2019, LIFO now represents approximately 40% of our inventories, as ECS does not utilize the LIFO method.
With relatively stable steel costs since beginning of the year, there was no LIFO expense in the first quarter of 2019. The LIFO estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be materially different from that currently estimated.
The following table contains the LIFO expense included for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
LIFO expense	$—	$6.0
Interest Expense and Income Taxes
First quarter 2019 interest expense was higher by $7 million than the first quarter of 2018 primarily due to increased debt in the first quarter 2019 to fund the ECS acquisition and higher rates on commercial paper.

While the U.S. statutory federal income tax rate was 21% in both years, our worldwide effective tax rate was 22% for the first quarter of 2019, compared to 18% for the same quarter last year. In both years, our tax rate benefited by 1% from earnings in non-U.S. jurisdictions and 2% from stock compensation payments, while foreign withholding and global intangible low-taxed income (“GILTI”) taxes added 4% to our effective rate in both years. In 2018, our tax rate benefited by 4% from a change in the estimated amount we recorded at December 31, 2017, related to the deferred tax impact from the Tax Cuts and Jobs Act (“TCJA”). This benefit did not recur in 2019.
For the full year, we anticipate an effective tax rate of approximately 24%, which includes anticipated tax effects associated with TCJA and certain other expected items, including stock compensation payments, which can fluctuate based on stock price and other factors. Evolving guidance and possible interpretative changes with regard to certain provisions of TCJA could add some volatility to our anticipated tax rate during the year. Other factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies can also influence our rate.

Discussion of Segment Results
First Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change in Sales		% Change in Same Location
			$	%	Sales [1]
Residential Products	$539.2	$402.7	$136.5	33.9%	3.0%
Industrial Products	168.0	152.4	15.6	10.2	10.2
Furniture Products	269.7	284.2	(14.5)	(5.1)	(5.1)
Specialized Products	263.8	268.1	(4.3)	(1.6)	(4.6)
Total	1,240.7	1,107.4	133.3	12.0
Intersegment sales	(85.6)	(78.6)	(7.0)
Trade sales	$1,155.1	$1,028.8	$126.3	12.3%	(.6)%

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Residential Products	$31.9	$35.0	$(3.1)	(8.9)%	5.9%	8.7%
Industrial Products	24.1	9.0	15.1	167.8	14.3	5.9
Furniture Products	6.4	18.0	(11.6)	(64.4)	2.4	6.3
Specialized Products	35.7	46.1	(10.4)	(22.6)	13.5	17.2
Intersegment eliminations & other	.1	(.7)	.8
Total	$98.2	$107.4	$(9.2)	(8.6)%	8.5%	10.4%

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $136 million, or 34%, mostly due to acquisitions. Same location sales increased 3% from raw material-related selling price increases, net of currency impact. Sales volume was flat.
EBIT decreased $3 million, with earnings from the ECS acquisition (net of purchase accounting charges) more than offset by lower volume in several businesses, ECS transaction costs of $1 million and other smaller factors.
Industrial Products
Total sales increased $16 million, or 10%, reflecting steel-related selling price increases of 19% partially offset by volume declines of 9%.
The segment’s EBIT increased $15 million, primarily from improved metal margins at our steel rod mill.
Furniture Products
Total sales decreased $14 million, or 5%, with growth from Work Furniture more than offset by our decision to exit Fashion Bed, planned declines in Home Furniture and lower sales in Adjustable Bed. Raw material-related selling price increases were offset by currency impact.
Segment EBIT decreased $12 million, primarily from restructuring-related charges of $6 million and lower volume.

Specialized Products
Total sales decreased $4 million, or 2%, with same location sales down 5% primarily from a negative currency impact of 3% and softer demand in the automotive market. The Precision Hydraulic Cylinders acquisition added 3% to sales growth.
EBIT decreased $10 million, primarily from lower volume and increased investment in Automotive product, program and strategy development to support long-term growth in the business.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the three months ended March 31, 2019 was $31 million, down from $44 million for the same period last year, reflecting increased working capital investment. For 2019, we expect cash from operations to approximate $550 million, increasing versus 2018 primarily due to the ECS acquisition.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 13.4% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 41, a substantial amount of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	March 31, 2019	December 31, 2018
Current assets	$1,659	$1,525
Current liabilities	867	816
Working capital	792	709
Cash and cash equivalents	263	268
Current debt maturities and current portion of operating lease liabilities	90	1
Adjusted working capital	$619	$442
Annualized sales [1]	$4,620	$4,188
Working capital as a percent of annualized sales	17.1%	16.9%
Adjusted working capital as a percent of annualized sales	13.4%	10.6%
1 Annualized sales equal 1st quarter 2019 sales of $1,155 million and 4th quarter 2018 sales of $1,047 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018		March 31, 2019	December 31, 2018	March 31, 2018
Trade Receivables	$642.8	$545.3	$578.0	DSO [1]	50	46	51

Inventories	$676.8	$633.9	$610.6	DIO [2]	66	65	68

Accounts Payable	$431.2	$465.4	$433.4	DPO [3]	42	48	48

[1]	Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - Our trade receivables increased $98 million at March 31, 2019 compared to year end, with $71 million attributable to the ECS acquisition. The remaining increase is primarily due to timing of sales in the quarter. We do not believe that the increase in days sales outstanding from year end is indicative of a deterioration of the creditworthiness of our customers, or is reasonably likely to materially impact our liquidity position. Rather, we believe the increase is within a reasonable range of change caused by differences in the timing of sales and cash receipts. Sales to international customers, which are predominantly in the Specialized Products segment, typically have longer payment terms. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.
Our annual provision for losses on trade accounts receivable has averaged $1 million for the last three years. On the balance sheet, our allowance for doubtful trade receivables as a percentage of our net trade receivables has approximated 1% for the same time period. We monitor all accounts for possible loss. Although we recorded a reserve in the fourth quarter of 2018 related to a customer note receivable, we have experienced favorable trends in write-offs on trade receivables over the last few years. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer.

Inventories - Our inventories increased $43 million at March 31, 2019 compared to year end. The ECS acquisition added $60 million and was offset by inventory reductions in selected businesses, primarily related to restructuring activities. Days inventory on hand at March 31, 2019 is within a reasonable historical range. We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Additions to inventory reserves in 2018 were $10 million, which was slightly higher than our $8 million three-year average. First quarter 2019 additions to reserves were also slightly higher than prior year. These increases are primarily associated with the 2018 Restructuring Plan. Our reserve balances as a percentage of period-end inventory were consistent with our historical average.

Accounts Payable - Accounts payable decreased $34 million at March 31, 2019 compared to year end, although the ECS acquisition added $30 million of acquired accounts payable. This decrease is the result of timing of payments and inventory purchases, along with wind-down activity at restructured locations. Our payment terms did not change meaningfully since year end. We continue to look for ways to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options to enhance our DPO.

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
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions such as the ECS acquisition discussed on page 34, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage) such as the 2018 Precision Hydraulic Cylinders acquisition. As a reminder, in connection with the acquisition of ECS, our debt levels increased, and we are focused on deleveraging by, among other factors, temporarily reducing other acquisition spending.
In the first quarter of 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion. Additional details about acquisitions are discussed on page 34, and in Note 10 on page 20 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2019 should approximate $205 million.
In February, we declared a quarterly dividend of $.38 per share, which represented a $.02, or 5.6%, increase versus first quarter of 2018. Our targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, divestiture gains, impairment charges, restructuring-related charges, litigation accruals and settlement proceeds). Payout for 2019 is expected to be above the target. Continuing our long track record of increasing the dividend remains a high priority. This year marks the Company's 48th annual dividend increase, a record of consecutive dividend increases that only ten S&P 500 companies currently exceed. Leggett & Platt is proud of its dividend record and plans to extend it.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the first three months of 2019, we repurchased .3 million shares of our stock (at an average price of $42.38 per share); those were primarily shares surrendered by employees for options exercises. We issued 1.0 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding was 131.2 million.

Our long-term priorities for use of cash remain: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS, as previously discussed, we are prioritizing debt repayment after funding organic growth and dividends, and as a result, are temporarily limiting share repurchases and reducing acquisition spending. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	March 31, 2019	December 31, 2018

Total debt excluding revolving credit/commercial paper	$2,093	$1,099
Less: Current maturities of long-term debt [3]	51	1
Scheduled maturities of long-term debt	2,042	1,098
Average interest rates [1]	3.8%	3.6%
Average maturities in years [1]	6.7	6.7
Revolving credit/commercial paper [2]	368	70
Average interest rate on period-end balance	2.7%	2.6%
Average interest rate during the period	2.8%	2.4%
Total long-term debt [3]	2,410	1,168
Deferred income taxes and other liabilities	482	241
Shareholders’ equity and noncontrolling interest	1,195	1,158
Total capitalization	$4,087	$2,567
Unused committed credit:
Long-term	$832	$730
Short-term	—	—
Total unused committed credit [2]	$832	$730
Current maturities of long-term debt	$51	$1
Cash and cash equivalents	$263	$268

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2018 and at the end of the first quarter of 2019 had total authorized program amounts of $800 and $1,200, respectively.

[3]	Total long-term debt and current maturities of long-term debt increased versus year-end 2018 levels primarily to fund the ECS Acquisition.

Commercial Paper Program
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term by two years to January 2024 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of notes) and the issuance of a $500 million five-year Tranche A Term Loan with our current bank group. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	March 31, 2019	December 31, 2018
Total authorized program	$1,200	$800
Commercial paper outstanding (classified as long-term debt)	368	70
Letters of credit issued under the credit agreement	—	—
Total program usage	368	70
Total program available	$832	$730

The average and maximum amounts of commercial paper outstanding during the first quarter of 2019 were $717 million and $924 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $47 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit agreement maturing in 2024 discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

With cash on hand, operating cash flow, our commercial paper program, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock. However, with the acquisition of ECS, we have temporarily realigned our capital allocation priorities and will limit share repurchases and other acquisition spending in order to focus on deleveraging to our long-term leverage target.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants, of which we are comfortably in compliance. The covenants currently limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in the revolving credit facility) for the trailing four fiscal quarters must not exceed 4.25 to 1.00, with a single step-down to 3.50 to 1.00 at March 31, 2020, b) the amount of total secured debt to 15% of our total consolidated assets, and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets. For more information about long-term debt, see Note K of the Notes to Consolidated Financial Statements on page 94 in our Form 10-K filed February 27, 2019.
Accessibility of Cash
At March 31, 2019, we had cash and cash equivalents of $263 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. The majority of these funds are held in the international accounts of our foreign operations.

Through the first quarter of 2019, we were able to utilize $20 million of foreign entity cash to reduce debt. We currently expect to bring back approximately $170 million of foreign cash to reduce debt for the full year 2019.

If we were to bring all our foreign cash back immediately to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $19 million. However, due to capital requirements in various jurisdictions, approximately $28 million of this cash is currently inaccessible for repatriation. We repatriated $314 million at little to no added tax cost for the full year 2018.

CONTRACTUAL OBLIGATIONS

Our contractual obligations table presented on page 48 in our Form 10-K filed February 27, 2019, had material changes from outside of the ordinary course of business due to the ECS acquisition and its financing as follows:

Long-term debt - increased $1.25 billion as follows:
Less than one year - $50 million
1-3 years - $100 million
3-5 years - $600 million
More than 5 years - $500 million
Operating Leases - increased $21 million as follows:
Less than one year - $6 million
1-3 years - $9 million
3-5 years - $5 million
More than 5 years - $1 million
Purchase obligations - reduced $1.25 billion for the acquisition price offset by $34 million for open purchase orders
Less than one year - $1.216 billion
Interest Payments - increased $337 million as follows:
Less than one year - $48 million
1-3 years - $90 million
3-5 years - $100 million
More than 5 years - $99 million
Deferred Income taxes - increased $129 million
More than 5 years - $129 million

CONTINGENCIES

Customer accounts receivable

Bankruptcy, financial difficulties or insolvency can and has occurred with some of our customers which can impact their ability to pay their debts to us.  We have extended trade credit to some of these customers in a material amount, particularly in our Bedding group.  Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

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

Litigation
Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At March 31, 2019, our litigation contingency accrual was $2 million (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of accruals for litigation contingencies are estimated to be $16 million, including $15 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $16 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 29 of the Notes to Consolidated Condensed Financial Statements.

ACCOUNTING STANDARD UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 6 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $5 million greater than carrying value at March 31, 2019 and approximately $35 million less than carrying value at December 31, 2018. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of March 31, 2019 and December 31, 2018, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $979 million at March 31, 2019, compared to $928 million at December 31, 2018.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth, strong operating performance and cash flow of ECS; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, tax impacts or other financial items, effective tax rate; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 27, 2019 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

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

•
inability to “deleverage” after the ECS closing in the expected timeframe, due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, any acquisition or divestiture activity and our working capital needs;

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

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to maintain and grow the profitability of acquired companies;

•	adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including tax law changes);

•	our ability to realize deferred tax assets on our balance sheet;

•	tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cyber security breaches;

•	a decline in the long-term outlook for any of our reporting units or assets that could result in impairment;

•	the loss of one or more of our significant customers;

•	our ability to collect debts due to customer bankruptcy, financial difficulties or insolvency;

•	our borrowing costs and access to liquidity resulting from credit rating changes;

•	business disruptions to our steel rod mill;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of March 31, 2019 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of March 31, 2019, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
Beginning January 1, 2019, we implemented ASU 2016-02 "Leases” (Topic 842). As a result, we implemented changes to our controls and procedures related to leasing arrangements. The changes included revisions to our existing lease policies, training, ongoing lease review requirements (as well as review of other contracts for embedded lease type arrangements), and gathering of information required for disclosures.
There were no other changes during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The information in Note 16 beginning on page 29 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. For a more complete description of all legal proceedings, reference is made to Footnote U in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2019.

ITEM 1A. RISK FACTORS
Our 2018 Annual Report on Form 10-K filed February 27, 2019 includes a detailed discussion of our risk factors in Item 1A “Risk Factors.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the Securities and Exchange Commission.

Revocation of antidumping duty orders on innerspring imports from China, South Africa and Vietnam could negatively impact our sales and results of operations.

Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%. In 2014, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the orders should be extended for five years. In March 2019, the DOC and the ITC initiated a second sunset review to determine whether to extend the orders for an additional five years. If it is determined that the revocation of the orders would likely lead to the continuation or recurrence of dumping of innersprings (determined by the DOC) and material injury, or threat of such injury, to the U.S. innerspring industry (determined by the ITC), the orders will be extended for an additional five years. If the antidumping orders are not extended and injurious dumping recurs, our sales and results of operations could be materially negatively impacted.

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.

Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at March 31, 2019, an aggregate litigation contingency accrual of $2 million. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $16 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $16 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 29 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2019, goodwill and other intangible assets represented $2.2 billion, or 44% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.
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
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note 6 on page 13 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
January 2019	—	$—	—	10,000,000
February 2019	89,419	$44.61	16,042	9,983,958
March 2019	15,000	$45.98	15,000	9,968,958
Total	104,419	$44.81	31,042

[1]
This number includes 73,377 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes in option exercises, stock unit conversions and forfeitures, all of which totaled 172,488 shares for the first quarter.

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

2.1
Stock Purchase Agreement by and among Leggett & Platt, Incorporated, Elite Comfort Solutions, Inc. and Elite Comfort Solutions LP, dated November 6, 2018, filed November 7, 2018, as Exhibit 2.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845) Schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Stock Purchase Agreement contains a list briefly identifying the omitted schedules. Leggett agrees to furnish, supplementally, a copy of any omitted schedule to the SEC upon request.

4.1
Company Officers’ Certificate pursuant to Section 3.1 of the Senior Indenture with Form of 4.40% Senior Notes due 2029, filed March 7, 2019, as Exhibit 4.3 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

4.2
Senior Indenture dated May 6, 2005 between the Company and U.S. Bank National Association (successor in interest to The Bank of New York Mellon Trust Company, NA which was successor in interest to JPMorgan Chase Bank, N.A.), as Trustee, filed May 10, 2005 as Exhibit 4.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.3
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.1
Third Amended and Restated Credit Agreement, dated as of December 12, 2018 among the Company, JP Morgan Chase Bank, N.A. as administrative agent, and the Lenders named therein, including Revolving Loans and Tranche A Term Loan, filed December 14, 2018 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.2
Commercial Paper Issuing and Paying Agent Agreement between U.S. Bank National Association and the Company, dated December 2, 2014, including Master Note, filed December 5, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.3	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.4	2019 Key Officers Incentive Plan, filed February 28, 2019, as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.5	2019 Award Formula for the 2019 Key Officers Incentive Plan, filed February 28, 2019, as Exhibit 10.2 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

10.6	2019 Form of Performance Stock Unit Award Agreement, filed March 13, 2019, as Exhibit 10.1 to the Company’s Form 8-K, is incorporated herein by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2019.

Exhibit No.	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2019 and March 31, 2018; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and March 31, 2018; (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: May 7, 2019	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: May 7, 2019	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer