Form 10-Q
period 2019-06-30
LEGGETT & PLATT INC
filed 2019-08-06
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from             to
Commission File Number 001-07845
LEGGETT & PLATT INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri		44-0324630
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

No. 1 Leggett Road
Carthage,	Missouri	64836
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (417) 358-8131
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of July 31, 2019: 131,470,115

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	June 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$289.7	$268.1
Trade receivables, net	670.8	545.3
Other receivables, net	29.5	26.3
Total receivables, net	700.3	571.6
Total inventories, net	656.7	633.9
Prepaid expenses and other current assets	56.3	51.0
Total current assets	1,703.0	1,524.6
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,367.4	1,281.7
Buildings and other	695.9	656.8
Land	44.7	42.4
Total property, plant and equipment	2,108.0	1,980.9
Less accumulated depreciation	1,290.1	1,252.4
Net property, plant and equipment	817.9	728.5
OTHER ASSETS
Goodwill	1,398.4	833.8
Other intangibles, less accumulated amortization of $193.2 and $161.7 as of June 30, 2019 and December 31, 2018, respectively	790.1	178.7
Operating lease right-of-use assets	169.8	—
Sundry	122.8	116.4
Total other assets	2,481.1	1,128.9
TOTAL ASSETS	$5,002.0	$3,382.0
CURRENT LIABILITIES
Current maturities of long-term debt	$51.3	$1.2
Current portion of operating lease liabilities	38.5	—
Accounts payable	452.9	465.4
Accrued expenses	263.3	262.7
Other current liabilities	94.3	86.4
Total current liabilities	900.3	815.7
LONG-TERM LIABILITIES
Long-term debt	2,363.5	1,167.8
Operating lease liabilities	131.4	—
Other long-term liabilities	149.2	155.3
Deferred income taxes	218.8	85.6
Total long-term liabilities	2,862.9	1,408.7
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	530.1	527.1
Retained earnings	2,656.2	2,613.8
Accumulated other comprehensive loss	(62.2)	(77.6)
Treasury stock	(1,887.9)	(1,908.3)
Total Leggett & Platt, Inc. equity	1,238.2	1,157.0
Noncontrolling interest	.6	.6
Total equity	1,238.8	1,157.6
TOTAL LIABILITIES AND EQUITY	$5,002.0	$3,382.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions, except per share data)	2019	2018	2019	2018
Net sales	$2,368.3	$2,131.3	$1,213.2	$1,102.5
Cost of goods sold	1,865.6	1,682.9	943.5	871.5
Gross profit	502.7	448.4	269.7	231.0
Selling and administrative expenses	236.9	212.5	118.3	107.8
Amortization of intangibles	31.0	10.1	16.9	5.1
Impairments	4.3	.2	1.4	—
Other (income) expense, net	(3.7)	(2.9)	(2.9)	(3.0)
Earnings before interest and income taxes	234.2	228.5	136.0	121.1
Interest expense	45.9	30.4	24.5	16.0
Interest income	4.0	4.8	2.6	2.4
Earnings before income taxes	192.3	202.9	114.1	107.5
Income taxes	44.9	39.9	27.8	22.4
Net earnings	147.4	163.0	86.3	85.1
Loss attributable to noncontrolling interest, net of tax	—	(.1)	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$147.4	$162.9	$86.2	$85.0
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.10	$1.21	$.64	$.63
Diluted	$1.09	$1.20	$.64	$.63

Weighted average shares outstanding
Basic	134.5	134.7	134.7	134.1
Diluted	135.1	135.7	135.2	135.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Amounts in millions)	2019	2018	2019	2018
Net earnings	$147.4	$163.0	$86.3	$85.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.8	(39.1)	1.0	(55.8)
Cash flow hedges	4.6	(1.3)	.7	(3.6)
Defined benefit pension plans	1.0	1.1	.5	.7
Other comprehensive income (loss)	15.4	(39.3)	2.2	(58.7)
Comprehensive income	162.8	123.7	88.5	26.4
Add: comprehensive loss attributable to noncontrolling interest	—	—	(.1)	—
Comprehensive income attributable to Leggett & Platt, Inc.	$162.8	$123.7	$88.4	$26.4
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
OPERATING ACTIVITIES
Net earnings	$147.4	$163.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	58.4	51.5
Amortization of intangibles and debt issuance costs	37.9	15.7
Long-lived asset impairments	4.3	.2
Provision for losses on accounts and notes receivable	2.2	1.4
Writedown of inventories	6.6	3.1
Net gain from sales of assets and businesses	(1.8)	(1.7)
Deferred income tax expense	7.9	1.3
Stock-based compensation	16.5	19.2
Other, net	.1	4.3
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(58.2)	(86.3)
Inventories	33.3	(53.4)
Other current assets	(4.5)	(7.7)
Accounts payable	(46.1)	19.9
Accrued expenses and other current liabilities	(.3)	(5.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	203.7	124.6
INVESTING ACTIVITIES
Additions to property, plant and equipment	(70.5)	(81.2)
Purchases of companies, net of cash acquired	(1,244.3)	(90.2)
Proceeds from sales of assets and businesses	2.0	1.9
Other, net	(7.7)	(2.9)
NET CASH USED FOR INVESTING ACTIVITIES	(1,320.5)	(172.4)
FINANCING ACTIVITIES
Additions to long-term debt	993.3	—
Payments on long-term debt	(12.5)	(1.7)
Change in commercial paper and short-term debt	260.1	191.7
Payments on finance leases	(1.5)	—
Dividends paid	(99.4)	(94.8)
Issuances of common stock	6.9	.5
Purchases of common stock	(9.2)	(107.8)
Additional consideration paid on prior year acquisitions	(1.1)	(8.0)
Other, net	(.2)	(.2)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,136.4	(20.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.0	(11.6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.6	(79.7)
CASH AND CASH EQUIVALENTS—January 1,	268.1	526.1
CASH AND CASH EQUIVALENTS—June 30,	$289.7	$446.4
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

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that are transferred. Substantially all unsatisfied performance obligations as of June 30, 2019, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at June 30, 2019.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Residential Products
Bedding group [1]	$729.8	$442.4	$379.3	$221.4
Fabric & Flooring Products group	389.6	361.0	215.9	199.7
Machinery group	23.7	33.5	11.5	17.7
	1,143.1	836.9	606.7	438.8
Industrial Products
Wire group	169.5	178.4	80.4	96.4
	169.5	178.4	80.4	96.4
Furniture Products
Home Furniture group	178.2	200.0	87.3	99.4
Work Furniture group	147.7	145.9	74.5	74.2
Consumer Products group	199.9	226.8	97.3	117.8
	525.8	572.7	259.1	291.4
Specialized Products
Automotive group	398.0	427.8	201.9	215.7
Aerospace Products group	80.1	76.8	40.7	37.0
Hydraulic Cylinders group [2]	51.8	38.7	24.4	23.2
	529.9	543.3	267.0	275.9
	$2,368.3	$2,131.3	$1,213.2	$1,102.5

1 On January 16, 2019, we completed the acquisition of Elite Comfort Solutions, Inc. (ECS) as discussed in Note 10.
2 This group was formed January 31, 2018, with the acquisition of a manufacturer of hydraulic cylinders. See Note 10.

4. SEGMENT INFORMATION
We have four operating segments that supply a wide range of products:

•
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands. We also produce or distribute flooring underlayment, fabric, and geo components.

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
A summary of segment results from continuing operations is shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended June 30, 2019
Residential Products	$606.7	$3.6	$610.3	$44.4	$26.0
Industrial Products	80.4	75.6	156.0	29.2	2.8
Furniture Products	259.1	2.2	261.3	20.9	4.0
Specialized Products	267.0	.7	267.7	41.5	10.4
Intersegment eliminations, unallocated assets and other [1]				—	6.8
	$1,213.2	$82.1	$1,295.3	$136.0	$50.0
Three Months Ended June 30, 2018
Residential Products	$438.8	$4.7	$443.5	$40.0	$11.7
Industrial Products	96.4	74.1	170.5	13.4	2.5
Furniture Products	291.4	3.6	295.0	16.3	4.4
Specialized Products	275.9	.6	276.5	51.9	9.8
Intersegment eliminations, unallocated assets and other [1]				(.5)	5.4
	$1,102.5	$83.0	$1,185.5	$121.1	$33.8

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Six Months Ended June 30, 2019
Residential Products	$1,143.1	$6.4	$1,149.5	$76.3	$49.2
Industrial Products	169.5	154.5	324.0	53.3	5.4
Furniture Products	525.8	5.2	531.0	27.3	8.0
Specialized Products	529.9	1.6	531.5	77.2	20.6
Intersegment eliminations, unallocated assets and other [1]				.1	13.1
	$2,368.3	$167.7	$2,536.0	$234.2	$96.3
Six Months Ended June 30, 2018
Residential Products	$836.9	$9.3	$846.2	$75.0	$23.0
Industrial Products	178.4	144.5	322.9	22.4	5.1
Furniture Products	572.7	6.5	579.2	34.3	8.7
Specialized Products	543.3	1.3	544.6	98.0	18.9
Intersegment eliminations, unallocated assets and other [1]				(1.2)	11.5
	$2,131.3	$161.6	$2,292.9	$228.5	$67.2

1 Unallocated depreciation and amortization consists primarily of depreciation of non-operating assets and amortization of debt issuance costs.

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

	June 30, 2019	December 31, 2018
Residential Products	$800.4	$609.4
Industrial Products	169.6	163.8
Furniture Products	253.9	279.8
Specialized Products	358.9	342.5
Average current liabilities included in segment numbers above	756.3	661.8
Unallocated assets [1]	2,691.2	1,278.0
Difference between average assets and period-end balance sheet	(28.3)	46.7
Total assets	$5,002.0	$3,382.0

1 Unallocated assets consist primarily of goodwill, other intangibles, cash and deferred tax assets.

5. LEASES

Initial adoption of new ASU

Effective January 1, 2019, we adopted ASU 2016-02 “Leases” (Topic 842), which requires the recognition of lease assets and liabilities for items classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest year presented. In August 2018, the FASB issued ASU 2018-11 “Targeted Improvements to ASC 842” that included an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition, which we elected. Adoption of the new standard resulted in the recording of additional net operating lease assets and lease liabilities of $135.9 and $135.8, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The accounting for finance leases (capital leases under previous guidance) was substantially unchanged. The standard did not materially impact our statements of operations and cash flows.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. We apply a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the economic environment in the various regions where our operations are located.

At June 30, 2019, we do not have a material amount of leases that have not yet commenced.
Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$169.8

Current portion of operating lease liabilities	38.5
Operating lease liabilities	131.4
Total operating lease liabilities	$169.9

Finance Leases
Sundry	$5.0

Current maturities of long-term debt	1.3
Long-term debt	3.5
Total finance lease liabilities	$4.8

The components of lease expense were as follows:

	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost:
Lease cost	$21.8	$11.4
Variable lease cost	5.7	2.8
Total operating lease cost	$27.5	$14.2

Short-term lease cost	$2.2	$1.1

Finance lease cost:
Amortization of right-of-use assets	$1.5	$.7
Interest on lease liabilities	.1	—
Total finance lease cost	$1.6	$.7

Total lease cost	$31.3	$16.0

Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.3
Operating cash flows from finance leases	$.1
Financing cash flows from finance leases	$1.5

Right-of-use assets obtained in exchange for new operating lease liabilities	$31.8
Right-of-use assets obtained in exchange for new finance lease liabilities	$1.5

In connection with the ECS transaction discussed in Note 10, we acquired operating right-of-use assets of approximately $24.0 (including a favorable lease position of $2.4).  The operating lease liability associated with these right-of-use assets was approximately $21.6.  Finance right-of-use assets acquired in the ECS transaction and the related finance lease liabilities were immaterial.
The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

	June 30, 2019
	Operating Leases	Finance Leases
2019 Remainder	$22.3	$1.3
2020	41.2	1.9
2021	36.5	1.2
2022	30.3	.6
2023	21.8	.1
2024 and thereafter	33.0	—
Total	185.1	5.1
Less: Interest	15.2	.3
Lease Liability	$169.9	$4.8

Weighted average remaining lease term (years)	5.0	2.7
Weighted average discount rate	3.3%	3.4%

Our future minimum lease commitments as of December 31, 2018, under Topic 840, the predecessor to Topic 842, were as follows:

Operating Leases
2019	$35.9
2020	30.7
2021	26.2
2022	19.9
2023	13.1
Thereafter	18.0
Total	$143.8

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. RESTRUCTURING AND IMPAIRMENT CHARGES

We implemented various cost reduction initiatives to improve our operating cost structures in the periods presented. These cost initiatives have, among other actions, included workforce reductions and the closure or consolidation of certain operations. Except for the 2018 Restructuring Plan (Plan) discussed below, none of these initiatives has individually resulted in a material charge to earnings.

In December 2018, we committed to the Plan primarily associated with our Home Furniture Group (which produces furniture components for the upholstered furniture industry) and Fashion Bed business (which supplies ornamental beds, bed frames and other accessories sold to retailers). Both of these businesses report within the Furniture Products segment and had underperformed expectations primarily from weaker demand and higher raw material costs. In late March 2019, we announced the closure of the Fashion Bed business. We expect restructuring activities in the Furniture Products segment to be substantially complete by the end of the third quarter 2019.

In July 2019, we modified the Plan to include one small facility in the Residential Products segment that should be completed by the end of the year. Our total costs for this plan remains materially unchanged from our previously disclosed estimate of approximately $33.0. To date we have incurred $22.6 of costs, and we expect to incur $10.4 during the remainder of the year. The following table presents information associated with this plan:

	Total Amount Incurred to Date	Six Months Ended June 30, 2019	Total Incurred Full Year 2018
2018 Restructuring Plan
Restructuring and restructuring-related	$13.4	$2.2	$11.2
Impairment costs associated with this plan	9.2	4.1	5.1
	$22.6	$6.3	$16.3
Amount of total that represents cash charges	$8.8	$1.9	$6.9

The table below presents all restructuring and restructuring-related activity for the periods presented; the majority of the 2019 costs are related to the Plan:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Charged to other (income) expense, net:
Severance and other restructuring costs	$1.9	$.3	$.7	$.2
Charged to cost of goods sold:
Inventory obsolescence and other	.3	(.5)	(2.1)	(.6)
Total restructuring and restructuring-related costs	$2.2	$(.2)	$(1.4)	$(.4)
Amount of total that represents cash charges	$1.9	$.3	$.7	$.2

Restructuring and restructuring-related charges by segment were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Residential Products	$.1	$—	$—	$—
Industrial Products	—	(.5)	—	(.7)
Furniture Products	2.1	.3	(1.4)	.3
Total	$2.2	$(.2)	$(1.4)	$(.4)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2018	Add: 2019 Charges	Less: 2019 Payments	Balance at June 30, 2019
Severance costs	$6.6	$1.1	$3.6	$4.1
Other restructuring costs	.6	.8	.9	.5
	$7.2	$1.9	$4.5	$4.6

Impairment charges

Impairment charges are reported in "Impairments" in the Consolidated Condensed Statements of Operations and are summarized in the following table:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments
Residential Products	$.2	$—	$—	$—
Industrial Products	—	.2	—	—
Furniture Products	4.1	—	1.4	—
Total impairment charges	$4.3	$.2	$1.4	$—

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Net earnings:
Net earnings	$147.4	$163.0	$86.3	$85.1
Loss attributable to noncontrolling interest, net of tax	—	(.1)	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$147.4	$162.9	$86.2	$85.0

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	134.5	134.7	134.7	134.1
Dilutive effect of stock-based compensation	.6	1.0	.5	.9
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.1	135.7	135.2	135.0

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.10	$1.21	$.64	$.63

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.09	$1.20	$.64	$.63

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.3	.1	.4	.1

Cash dividends declared per share	$.78	$.74	$.40	$.38

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	June 30, 2019		December 31, 2018
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$678.8	$—	$548.8	$—
Trade notes receivable	1.0	.7	1.7	1.4
Total trade receivables	679.8	.7	550.5	1.4
Other notes receivable [1]	—	24.2	—	24.2
Taxes receivable, including income taxes	17.4	—	12.9	—
Other receivables	12.1	—	13.4	—
Subtotal other receivables	29.5	24.2	26.3	24.2
Total trade and other receivables	709.3	24.9	576.8	25.6
Allowance for doubtful accounts:
Trade accounts receivable [1]	(9.0)	—	(5.2)	—
Trade notes receivable	—	—	—	—
Total trade receivables	(9.0)	—	(5.2)	—
Other notes receivable [1]	—	(15.0)	—	(15.0)
Total allowance for doubtful accounts	(9.0)	(15.0)	(5.2)	(15.0)
Total net receivables	$700.3	$9.9	$571.6	$10.6

1 The "Trade accounts receivable" and "Other notes receivable" line items above include $27.1 and $26.7 as of June 30, 2019 and December 31, 2018, respectively, from a customer in our Residential Products segment who is experiencing financial difficulty and liquidity problems and, during the fourth quarter of 2018, became delinquent in our trade accounts receivable balances. In December 2018, we concluded that an impairment existed with regard to this customer, and we established a reserve of $15.9 ($15.0 for the note and $.9 for the trade receivable) to reflect the estimated amount of the probable credit loss and placed the note on nonaccrual status. The note receivable was restructured during the first quarter of 2019 in conjunction with an overall refinancing plan by the customer. The reserve balance at June 30, 2019 was $16.1.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2018	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at June 30, 2019
Trade accounts receivable	$5.2	$2.2	$(1.6)	$9.0
Trade notes receivable	—	—	—	—
Total trade receivables	5.2	2.2	(1.6)	9.0
Other notes receivable	15.0	—	—	15.0
Total allowance for doubtful accounts	$20.2	$2.2	$(1.6)	$24.0

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$1.5	$.3	$4.1	$.5
Discounts on various stock awards:
Deferred Stock Compensation Program	1.1	—	.9	—
Stock-based retirement plans	.5	—	.5	—
Discount Stock Plan	.6	—	.6	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	1.5	.7	.6	.6
2018 PSU - EBIT CAGR based 2B	2.7	2.8	1.5	1.6
2017 and prior PSU awards 2C	.9	(.2)	1.9	—
Restricted Stock Unit awards	1.0	—	1.0	—
Profitable Growth Incentive (PGI) awards [3]	—	—	1.2	1.2
Other, primarily non-employee directors restricted stock	.5	—	.4	—
Total stock-based compensation expense	10.3	$3.6	12.7	$3.9
Employee contributions for above stock plans	6.2		6.5
Total stock-based compensation	$16.5		$19.2

Tax benefits on stock-based compensation expense	$2.4		$3.0
Tax benefits on stock-based compensation payments	2.3		.9
Total tax benefits associated with stock-based compensation	$4.7		$3.9

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$.9	$.2	$2.2	$.3
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.4	—
Stock-based retirement plans	.3	—	.3	—
Discount Stock Plan	.3	—	.3	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	.8	(.1)	.3	.3
2018 PSU - EBIT CAGR based 2B	1.1	.8	.9	.9
2017 and prior PSU awards 2C	.4	(.6)	1.0	.1
Restricted Stock Unit awards	.5	—	.5	—
Profitable Growth Incentive (PGI) awards [3]	—	—	.7	.7
Other, primarily non-employee directors restricted stock	.3	—	.1	—
Total stock-based compensation expense	5.1	$.3	6.7	$2.3
Employee contributions for above stock plans	3.6		3.8
Total stock-based compensation	$8.7		$10.5

Tax benefits on stock-based compensation expense	$1.2		$1.6
Tax benefits on stock-based compensation payments	.4		.3
Total tax benefits associated with stock-based compensation	$1.6		$1.9

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

For 2019, the provisions of the ESUP plan are unchanged. On December 31, 2018, we merged the SBP with our 401(k) plan. Our common stock is now an investment option in the 401(k) plan and participants may elect up to 20% of their contributions into our common stock. Previously participants could contribute up to 100% of their contributions into our common stock.

2 PSU Awards
During 2018, we merged our PSU and PGI award programs. PSU awards are now based on two equal measures: (i) Relative Total Shareholder Return (TSR = (Change in Stock Price + Dividends)/Beginning Stock Price) and (ii) EBIT Compound Annual Growth Rate (CAGR). These components are discussed below.

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
The relative TSR vesting condition of the 2018 and later PSU awards contains the following conditions:

•	A service requirement—Awards generally “cliff” vest at the end of the three-year performance period; and

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

2B 2018 (and later) PSU - EBIT CAGR based
Most of the 2018 and later PSU awards are based 50% upon our or the applicable segment's EBIT CAGR. Grant date fair values are calculated using the grant date stock price discounted for dividends over the performance period. Expense is adjusted every quarter over the three-year performance period based on the number of shares expected to vest.
The EBIT CAGR portion of these awards contains the following conditions:

•	A service requirement—Awards generally “cliff” vest at the end of the three-year performance period; and

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Below is a summary of the number of shares and related grant date fair value of PSU’s for the periods presented:

	Six Months Ended June 30,
	2019	2018
TSR based
Total shares base award	.1	.1
Grant date per share fair value	$57.86	$42.60
Risk-free interest rate	2.4%	2.4%
Expected life in years	3.0	3.0
Expected volatility (over expected life)	21.5%	19.9%
Expected dividend yield (over expected life)	3.4%	3.3%

EBIT CAGR based
Total shares base award	.1	.1
Grant date per share fair value	$39.98	$40.92
Vesting period in years	3.0	2.5

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2015	December 31, 2017	57	61.0%	—	$6.9	First quarter 2018
2016	December 31, 2018	78	—%	—	$—	First quarter 2019

3 PGI Awards

In 2017 and prior years, certain key management employees participated in a PGI program. The PGI awards were eliminated during 2018, and were replaced with the PSU EBIT CAGR award discussed above. These awards vested (0% to 250%) at the end of a two-year performance period based on our or the applicable profit center's revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. We paid the 2017 award half in shares of our common stock and half in cash. We elected to pay the 2016 award (paid in the first quarter of 2018) in cash. Both components were adjusted to fair value at each reporting period. As of first quarter 2019, all PGI awards have been paid out.

Two-Year Performance Cycle
Award Year	Completion Date	Average Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2016	December 31, 2017	44.0%	—	$2.0	First quarter 2018
2017	December 31, 2018	155.0%	< .1 million	$2.2	First quarter 2019

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 14) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. Of the goodwill included in the table below, $127.1 is expected to be deductible for tax purposes.

	Six Months Ended June 30,
	2019	2018
Accounts receivable	$70.7	$12.9
Inventory	60.7	16.0
Property, plant and equipment	80.7	26.5
Goodwill	559.8	26.4
Other intangible assets:
Customer relationships (15-year life)	372.3	18.0
Technology (5 to 15-year life)	173.3	4.9
Trademarks and trade names (15-year life)	65.8	2.7
Non-compete agreements and other (5-year life)	28.1	.9
Other current and long-term assets	27.3	.8
Current liabilities	(44.3)	(10.1)
Deferred income taxes	(128.5)	(9.4)
Other long-term liabilities	(21.6)	(.8)
Fair value of net identifiable assets	1,244.3	88.8
Less: Additional consideration payable (receivable)	—	(1.4)
Net cash consideration	$1,244.3	$90.2

The following table summarizes acquisitions for the periods presented.

Six Months Ended	Number of Acquisitions	Segment	Product/Service
June 30, 2019	1	Residential Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries

June 30, 2018	2	Residential Products; Specialized Products	Manufacturer and distributor of silt fence; Global manufacturer of engineered hydraulic cylinders

We are finalizing all the information required to complete the purchase price allocations related to recent acquisitions and do not anticipate any material modifications.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. At June 30, 2019 and December 31, 2018, our liability for these future payments was $9.5 ($9.5 current) and $10.8 ($.8 current and $10.0 long-term), respectively.  Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates. Additional consideration, including interest, paid on prior year acquisitions was $1.1 and $8.0 for the six months ended June 30, 2019 and 2018, respectively.

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
Pro forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Leggett and ECS as though the acquisition had occurred as of January 1, 2018. It is not necessarily indicative of the results of operations that would have been realized had the ECS acquisition occurred as of January 1, 2018, nor is it meant to be indicative of any future results of operations. It does not include benefits expected from revenue or product mix enhancements, operating synergies or cost savings that may be realized or any estimated future costs that may be incurred to integrate the ECS business.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$2,389.9	$2,425.5	$1,213.2	$1,251.5
Net earnings	149.1	145.6	86.2	82.4
EPS basic	1.11	1.08	.64	.61
EPS diluted	1.11	1.07	.64	.61

The information above reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including:

•	Amortization and depreciation adjustments relating to fair value estimates of intangible and tangible assets;

•	Incremental interest expense on debt incurred in connection with the ECS acquisition;

•	Amortization of the fair value adjustment to inventory as though the transaction occurred on January 1, 2018;

•	Recognition of transaction costs as though the transaction occurred on January 1, 2018; and

•	Estimated tax impacts of the pro forma adjustments.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. INVENTORIES
The following table recaps the components of inventory for each period presented:

	June 30, 2019	December 31, 2018
Finished goods	$323.5	$331.6
Work in process	57.5	49.6
Raw materials and supplies	347.5	334.9
LIFO reserve	(71.8)	(82.2)
Total inventories, net	$656.7	$633.9

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
With steel costs deflating in the first half of 2019, we recognized a LIFO benefit in the second quarter of 2019. We calculate our LIFO reserve on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year.
The following table contains the LIFO expense for each of the periods presented.

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
LIFO benefit (expense)	$10.4	$(18.8)	$10.4	$(12.8)

12. EMPLOYEE BENEFIT PLANS
Employer contributions for 2019 are expected to approximate $1.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Components of net pension expense
Service cost	$2.0	$2.0	$1.0	$1.0
Interest cost	4.3	4.1	2.1	2.1
Expected return on plan assets	(5.7)	(5.8)	(2.8)	(2.9)
Recognized net actuarial loss	1.6	1.4	.8	.7
Net pension expense	$2.2	$1.7	$1.1	$.9

The components of net pension expense other than the service cost component are included in the line item "Other (income) expense, net" in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2019	$1,195.2	$2,623.9	$526.8	$(1,891.6)	$.5	$(64.4)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	86.3	86.2	—	—	.1	—
Dividends declared (See Note 7)	(52.5)	(53.9)	1.4	—	—	—
Treasury stock purchased	(.8)	—	—	(.8)	—	—
Treasury stock issued	3.1	—	(1.4)	4.5	—	—
Foreign currency translation adjustments	1.0	—	—	—	—	1.0
Cash flow hedges, net of tax	.7	—	—	—	—	.7
Defined benefit pension plans, net of tax	.5	—	—	—	—	.5
Stock-based compensation transactions, net of tax	5.3	—	5.3	—	—	—
Ending balance, June 30, 2019	$1,238.8	$2,656.2	$532.1	$(1,887.9)	$.6	$(62.2)

	Three Months Ended June 30, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, April 1, 2018	$1,196.3	$2,538.3	$516.6	$(1,868.9)	$.4	$9.9
Net earnings attributable to Leggett & Platt, Inc. common shareholders	85.1	85.0	—	—	.1	—
Dividends declared (See Note 7)	(49.5)	(50.7)	1.2	—	—	—
Treasury stock purchased	(52.5)	—	—	(52.5)	—	—
Treasury stock issued	3.1	—	(.9)	4.0	—	—
Foreign currency translation adjustments	(55.8)	—	—	—	(.1)	(55.7)
Cash flow hedges, net of tax	(3.6)	—	—	—	—	(3.6)
Defined benefit pension plans, net of tax	.7	—	—	—	—	.7
Stock-based compensation transactions, net of tax	4.8	—	4.8	—	—	—
Ending balance, June 30, 2018	$1,128.6	$2,572.6	$521.7	$(1,917.4)	$.4	$(48.7)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2019	$1,157.6	$2,613.8	$529.1	$(1,908.3)	$.6	$(77.6)
Effect of accounting change on prior years (Topic 842-See Note 5)	.1	.1	—	—	—	—
Adjusted beginning balance, January 1, 2019	1,157.7	2,613.9	529.1	(1,908.3)	.6	(77.6)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	147.4	147.4	—	—	—	—
Dividends declared (See Note 7)	(102.4)	(105.1)	2.7	—	—	—
Treasury stock purchased	(12.5)	—	—	(12.5)	—	—
Treasury stock issued	16.9	—	(16.0)	32.9	—	—
Foreign currency translation adjustments	9.8	—	—	—	—	9.8
Cash flow hedges, net of tax	4.6	—	—	—	—	4.6
Defined benefit pension plans, net of tax	1.0	—	—	—	—	1.0
Stock-based compensation transactions, net of tax	16.3	—	16.3	—	—	—
Ending balance, June 30, 2019	$1,238.8	$2,656.2	$532.1	$(1,887.9)	$.6	$(62.2)

	Six Months Ended June 30, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2018	$1,190.8	$2,511.3	$516.7	$(1,828.3)	$.6	$(9.5)
Effect of accounting change on prior years (Topic 606-See Note 3)	(2.3)	(2.3)	—	—	—	—
Adjusted beginning balance, January 1, 2018	1,188.5	2,509.0	516.7	(1,828.3)	.6	(9.5)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	163.0	162.9	—	—	.1	—
Dividends declared (See Note 7)	(96.7)	(99.3)	2.6	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(107.8)	—	—	(107.8)	—	—
Treasury stock issued	7.0	—	(11.7)	18.7	—	—
Foreign currency translation adjustments	(39.1)	—	—	—	(.1)	(39.0)
Cash flow hedges, net of tax	(1.3)	—	—	—	—	(1.3)
Defined benefit pension plans, net of tax	1.1	—	—	—	—	1.1
Stock-based compensation transactions, net of tax	14.1	—	14.1	—	—	—
Ending balance, June 30, 2018	$1,128.6	$2,572.6	$521.7	$(1,917.4)	$.4	$(48.7)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2019	$(17.7)	$(7.9)	$(38.8)	$(64.4)
Other comprehensive income (loss)	1.0	(1.3)	(.1)	(.4)
Reclassifications, pretax [1]	—	2.3	.8	3.1
Income tax effect	—	(.3)	(.2)	(.5)
Balance, June 30, 2019	$(16.7)	$(7.2)	$(38.3)	$(62.2)

Balance, April 1, 2018	$57.2	$(9.2)	$(38.1)	$9.9
Other comprehensive income (loss)	(55.8)	(4.7)	.3	(60.2)
Reclassifications, pretax [2]	—	.5	.7	1.2
Income tax effect	.1	.6	(.3)	.4
Balance, June 30, 2018	$1.5	$(12.8)	$(37.4)	$(48.7)

[1] 2019 pretax reclassifications are comprised of:
Net sales	$—	$1.4	$—	$1.4
Cost of goods sold; selling and administrative expenses	—	(.2)	—	(.2)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.8	.8
Total reclassifications, pretax	$—	$2.3	$.8	$3.1

[2] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(.9)	$—	$(.9)
Cost of goods sold; selling and administrative expenses	—	.3	—	.3
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.7	.7
Total reclassifications, pretax	$—	$.5	$.7	$1.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(26.5)	$(11.8)	$(39.3)	$(77.6)
Other comprehensive income (loss)	9.8	1.8	(.3)	11.3
Reclassifications, pretax [1]	—	4.2	1.6	5.8
Income tax effect	—	(1.4)	(.3)	(1.7)
Balance, June 30, 2019	$(16.7)	$(7.2)	$(38.3)	$(62.2)

Balance, January 1, 2018	$40.5	$(11.5)	$(38.5)	$(9.5)
Other comprehensive income (loss)	(39.1)	(2.4)	.1	(41.4)
Reclassifications, pretax [2]	—	.8	1.4	2.2
Income tax effect	—	.3	(.4)	(.1)
Attributable to noncontrolling interest	.1	—	—	.1
Balance, June 30, 2018	$1.5	$(12.8)	$(37.4)	$(48.7)

[1] 2019 pretax reclassifications are comprised of:
Net sales	$—	$2.4	$—	$2.4
Cost of goods sold; selling and administrative expenses	—	(.4)	—	(.4)
Interest expense	—	2.2	—	2.2
Other income (expense), net	—	—	1.6	1.6
Total reclassifications, pretax	$—	$4.2	$1.6	$5.8

[2] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(1.9)	$—	$(1.9)
Cost of goods sold; selling and administrative expenses	—	.5	—	.5
Interest expense	—	2.2	—	2.2
Other income (expense), net	—	—	1.4	1.4
Total reclassifications, pretax	$—	$.8	$1.4	$2.2

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$191.1	$—	$191.1
Derivative assets [1] (Note 15)	—	2.2	—	2.2
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	38.4	—	—	38.4
Total assets	$38.4	$193.3	$—	$231.7
Liabilities:
Derivative liabilities [1] (Note 15)	$—	$1.4	$—	$1.4
Liabilities associated with the ESUP [1]	38.5	—	—	38.5
Total liabilities	$38.5	$1.4	$—	$39.9

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$159.1	$—	$159.1
Derivative assets [1] (Note 15)	—	1.2	—	1.2
Diversified investments associated with the ESUP [1]	32.7	—	—	32.7
Total assets	$32.7	$160.3	$—	$193.0
Liabilities:
Derivative liabilities [1] (Note 15)	$—	$4.7	$—	$4.7
Liabilities associated with the ESUP [1]	33.7	—	—	33.7
Total liabilities	$33.7	$4.7	$—	$38.4
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was approximately $29.6 greater than carrying value of $1,584.6 at June 30, 2019 and was approximately $35.3 less than carrying value of $1,090.5 at December 31, 2018.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Goodwill Impairment Reviews
We test goodwill for impairment at the reporting unit level (the business groups that are one level below the operating segments) when triggering events occur, or at least annually. We perform our annual goodwill impairment review in the second quarter. The 2019 and 2018 goodwill impairment reviews indicated no goodwill impairments.
The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the tables below. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

2019
Fair Value over Carrying Value divided by Carrying Value	June 30, 2019 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$59.2	1.4% - 5.8%	3%	8.0% - 9.5%
50% - 100% [2]	722.8	5.0%	3%	8.5%
101% - 300%	393.3	1.3% - 5.5%	3%	7.5% - 8.0%
301% - 600%	223.1	.2% - 11.1%	3%	8.5%
	$1,398.4	.2% - 11.1%	3%	7.5% - 9.5%

2018
Fair Value over Carrying Value divided by Carrying Value	June 30, 2018 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 100% [3]	$181.3	4.7% - 5.2%	3%	9.0% - 9.5%
101% - 300%	504.6	1.8% - 5.0%	3%	8.5% - 10.0%
301% - 600%	153.1	5.7% - 12.4%	3%	9.0% - 10.0%
	$839.0	1.8% - 12.4%	3%	8.5% - 10.0%
1 This category includes two reporting units:
•The fair value of our Machinery reporting unit exceeded its carrying value by 12% at June 30, 2019. This unit has $33.4 of goodwill.
•The fair value of our Hydraulic Cylinders reporting unit exceeded its carry value by 29% at June 30, 2019. This reporting unit was acquired in the first quarter of 2018 and has performed as expected. Goodwill of $25.8 is associated with this unit.
2 This category includes one reporting unit. The fair value of our Bedding reporting unit exceeded its carrying value by 50% at June 30, 2019 as compared to 198% at June 30, 2018. This decrease was due to the January 2019 ECS acquisition (as discussed in Note 10). At our testing date, the carrying value approximated fair value for the ECS business.
3 The fair value of all reporting units in this category exceeded their carrying values by 90% at June 30, 2018, except for the Hydraulic Cylinders reporting unit (acquired in the first quarter of 2018), to which carrying value approximated fair value.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of June 30, 2019
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Dec 2020	$162.4	$.9	$.1	$1.0	$.1
Future DKK sales of Polish subsidiary	Dec 2020	21.6	.3	—	—	—
Future EUR sales of Chinese and UK subsidiaries	Dec 2020	31.7	.2	—	.1	.1
Future MXN purchases of a USD subsidiary	Dec 2020	9.5	.4	—	—	—
Total cash flow hedges			1.8	.1	1.1	.2
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, CNY, EUR, GBP, PLN and USD)	Dec 2019	67.9	.2	—	.1	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Mar 2020	8.1	.1	—	—	—
			$2.1	$.1	$1.2	$.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2018
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2020	$164.7	$.5	$.1	$3.8	$.2
Future MXN purchases of a USD subsidiary	Jun 2019	7.9	.1	—	—	—
Future EUR sales of Chinese and UK subsidiaries	Jun 2020	32.3	.2	.1	.1	—
Total cash flow hedges			.8	.2	3.9	.2
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, EUR, GBP, PLN and USD)	Dec 2019	65.8	.1	—	.3	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2019	23.6	.1	—	.3	—
			$1.0	$.2	$4.5	$.2

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 13) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Six Months Ended June 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended June 30,
		2019	2018	2019	2018
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$2.2	$2.2	$1.1	$1.1
Currency cash flow hedges	Net sales	1.5	(2.9)	1.1	(1.4)
Currency cash flow hedges	Cost of goods sold	(.7)	.4	(.4)	.2
Total cash flow hedges		3.0	(.3)	1.8	(.1)
Fair value hedges	Other (income) expense, net	.6	.3	.2	(.3)

Derivatives not designated as hedging instruments	Other (income) expense, net	.1	.2	(.1)	1.0
Total derivative instruments		$3.7	$.2	$1.9	$.6

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
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $15.2 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of the date of this filing, we have $11.1 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $2.1, $.1 and $3.6, respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil has denied the violations. On December 4, 2015, we filed an action related to the $3.6 assessment ($4.3 with updated interest), in Sorocaba Federal Court. On October 18, 2018, we filed an action related to the $2.1 assessment ($3.2 with updated interest), in Sorocaba Federal Court. The $.1 assessment remains pending at the second administrative level. These actions seek to annul the entire assessments, and remain pending.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$.1 for August 2010 through May 2011, as a penalty for L&P Brazil's requests to offset tax credits. We filed our defense denying the assessment. These cases remain pending.
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil (SSP), on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $1.2 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $2.0 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014, in the amount of $.8 for tax years January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment in an updated amount of $.9. The Court ruled against L&P Brazil on the assessment, but lowered the interest amount. The Court of Appeals upheld the unfavorable ruling, and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017. The High Court denied our appeal on February 18, 2019. L&P Brazil filed an interlocutory appeal on March 20, 2019. This appeal remains pending.
State of Minas Gerais, Brazil Cases. On December 18, 2012, the State of Minas Gerais, Brazil issued a tax assessment to L&P Brazil relating to the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in Minas Gerais from March 2008 through August 2012 in the amount of $.4. L&P Brazil filed its response denying any violation. The Minas Gerais Taxpayer's Council ruled against us, and on June 5, 2014, L&P Brazil filed a Motion to Stay the Execution of the Judgment in Camanducaia Judicial District Court, which remains pending.
Accruals and Reasonably Possible Losses in Excess of Accruals
Accruals for Probable Losses
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Litigation contingency accrual - Beginning of period	$1.9	$.4	$1.9	$—
Adjustment to accruals - expense (income)	.2	(.1)	.2	(.1)
Cash payments	—	(.3)	—	.1
Litigation contingency accrual - End of period	$2.1	$—	$2.1	$—

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
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of June 30, 2019, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $16.2, including $15.2 for Brazilian VAT matters disclosed above and $1.0 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $16.2 referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

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
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands. We also produce or distribute carpet cushion, hard surface flooring underlayment, fabric, and geo components. This segment generated 45% of our total sales during the first six months of 2019.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products. This segment generated 13% of our total sales during the first six months of 2019.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, and adjustable bed bases. This segment contributed 21% of our total sales in the first six months of 2019.
Specialized Products: From this segment we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 21% of our total sales in the first six months of 2019.
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

Steel is our principal raw material. At various times in past years we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2017 and through the first half of 2018 steel costs inflated, then became relatively stable in the back half of 2018. In 2019, steel costs have been decreasing, particularly in the second quarter.

We implemented price increases in 2017 and 2018 to recover most of the higher costs, but due to the lag in realizing selling price increases, the cost inflation led to margin pressure in the first half of 2018. In the first half of 2019, we are caught up with the pricing lag in most of our businesses.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry began to increase modestly in the second half of 2017 and further expanded in the first half of 2018. Although steel scrap costs increased early in 2018, rod prices increased to a much larger degree. Both stabilized by mid-2018. Because of these factors, our steel rod mill experienced enhanced profitability in 2018 and the first half of 2019. If these wider metal margins are sustained, our steel rod mill should continue to experience strong profitability.

With the acquisition of ECS we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol.  The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers, with a lag that varies based on customer contract terms. The costs of these chemicals have decreased to varying degrees in the second half of 2018 and early 2019. Our other raw materials include woven and non-woven fabrics and foam scrap. We have experienced changes in the cost of these materials in past years and generally have been able to pass them through to our customers.

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
Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In 2014, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the orders should be extended for five years. In March 2019, the DOC and the ITC initiated a second, expedited sunset review to determine whether to extend the orders for an additional five years. In July 2019, the DOC determined that the revocation of the orders would likely lead to the continuation or recurrence of dumping of innersprings. If the ITC determines revocation of the order would result in material injury to the U.S. innerspring industry, the orders will be extended for an additional five years. We believe that, without the extension, it is likely that dumping will recur and the U.S. innerspring industry will be materially injured. As a result, we are actively participating in the sunset review, which should be finalized by the end of October 2019.

Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy and Turkey, ranging from 3% to 193%. In June 2019, the ITC and DOC initiated a third sunset review to determine whether to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago for an additional five years. Duties will continue through December 2019 (for China) and through December 2022 (for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom); at which times, respectively, the DOC and the ITC will conduct sunset reviews to determine whether to extend those orders for an additional five years.

We believe mattresses from China are being imported into the U.S. at low prices that violate our trade laws. In September 2018, we, along with other domestic mattress producers, filed an antidumping petition with the U.S. government on behalf of the mattress industry to attempt to remedy this situation. In November, the ITC made a preliminary determination that there is a reasonable indication that the domestic mattress producers are materially injured by reason of the unfairly priced imported mattresses. In May, the DOC made a preliminary determination which was amended in July, assigning duty rates between 69%-1,732%. Both agencies will now undertake further review and make final determinations later this year. Demand for ECS's proprietary specialty foams and downstream products has been strong even while the U.S. bedding industry continues to be impacted by the Chinese mattresses that are the subject of the antidumping petition.

Acquisition of Elite Comfort Solutions

On January 16, 2019, we acquired Elite Comfort Solutions, Inc. (ECS) for a cash purchase price of approximately $1.25 billion (the “ECS Acquisition”). ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. ECS forms a separate business unit and operates within the Residential Products segment.

For information on the financing of the ECS acquisition, please see the Commercial Paper Program on page 46.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Second Quarter:
Sales were $1,213 million in the current quarter, a 10% increase versus the same quarter last year. Acquisitions added 16% to sales growth in the quarter. Same location sales decreased 6%, with volume down 6%. Business we exited in connection with the 2018 Restructuring Plan accounted for 3% of the decline. A negative currency impact of 2% was offset by raw material-related selling price inflation of 2% from increases implemented in 2018.
Earnings Per Share (EPS) increased to $.64 in the current year, versus $.63 in the second quarter of 2018, primarily from lower raw material costs (including LIFO benefit) and earnings contributions from acquired businesses, partially offset by lower volume in several businesses, higher interest expense and a higher effective tax rate.
Earnings Before Interest and Taxes (EBIT) increased 12%, to $136 million, primarily from lower raw material costs (including LIFO benefit) and earnings contributions from acquired businesses net of amortization expense, partially offset by lower volume in several businesses and other smaller items.

Six Months:
Sales were $2,368 million in the first six months of 2019, an 11% increase versus the same time period last year. Acquisitions added 14% to sales growth in the first six months of 2019. Same location sales decreased 3%, with volume down 4%. Business we exited in connection with the 2018 Restructuring Plan accounted for 3% of the decline. Raw material-related selling price inflation of 3% from increases implemented in late 2018, was partially offset by a negative currency impact of 2%.
EPS was $1.09 for first six months of 2019, versus $1.20 in the same period of 2018, with the decrease primarily from restructuring-related charges in Furniture Products, volume declines in several businesses, higher interest expense and a higher effective tax rate.
EBIT increased 2%, to $234 million, primarily from lower raw material costs (including LIFO benefit) and earnings contributions from acquired businesses net of amortization expense, partially offset by restructuring-related charges in Furniture Products, and volume declines in several businesses.

LIFO/FIFO and the Effect of Changing Prices
The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. Prior to 2019 the LIFO method represented approximately 50% of our inventories. With the acquisition of ECS in January of 2019, LIFO now represents approximately 40% of our inventories, as ECS does not utilize the LIFO method.
With steel costs deflating in the first half of 2019, we recognized a LIFO benefit in the second quarter of 2019. The LIFO estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be materially different from that currently estimated.

The following table contains the LIFO benefit (or expense) included for each of the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
LIFO benefit (expense)	$10.4	$(18.8)	$10.4	$(12.8)
Net Interest Expense and Income Taxes
2019 net interest expense was $16 million and $8 million higher than the six and three months ended June 30, 2018, respectively, primarily due to debt increases in early 2019 to fund the ECS acquisition and higher interest rates.
Our worldwide effective tax rate was 23% and 24% for the six and three months ended June 30, 2019, respectively, compared to 20% and 21% for the same periods last year. Our income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate of 21% as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increases (decreases) in rate resulting from:
Tax effect of foreign operations	(1.0)	(1.0)	(1.0)	(1.0)
Foreign withholding taxes	2.0	2.0	2.0	2.0
Stock-based compensation	(1.0)	(1.0)	—	—
Tax on global intangible low-taxed income	1.0	1.0	1.0	—
Change in valuation allowance	—	(2.0)	—	—
Other, net	1.0	—	1.0	(1.0)
Effective Tax Rate	23.0%	20.0%	24.0%	21.0%

For the full year, we anticipate an effective tax rate of approximately 24%, which includes anticipated tax effects associated with TCJA and certain other expected items, including stock compensation payments, which can fluctuate based on stock price and other factors. Evolving guidance and possible interpretative changes with regard to certain provisions of TCJA could add some volatility to our anticipated tax rate during the remainder of the year. Other factors such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies can also influence our rate.

Discussion of Segment Results
Second Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change in Sales		% Change in Same Location
			$	%	Sales [1]
Residential Products	$610.3	$443.5	$166.8	37.6%	(1.1)%
Industrial Products	156.0	170.5	(14.5)	(8.5)	(8.5)
Furniture Products	261.3	295.0	(33.7)	(11.4)	(11.4)
Specialized Products	267.7	276.5	(8.8)	(3.2)	(3.2)
Total	1,295.3	1,185.5	109.8	9.3
Intersegment sales	(82.1)	(83.0)	.9
Trade sales	$1,213.2	$1,102.5	$110.7	10.0%	(5.6)%

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Residential Products	$44.4	$40.0	$4.4	11.0%	7.3%	9.0%
Industrial Products	29.2	13.4	15.8	117.9	18.7	7.9
Furniture Products	20.9	16.3	4.6	28.2	8.0	5.5
Specialized Products	41.5	51.9	(10.4)	(20.0)	15.5	18.8
Intersegment eliminations & other	—	(.5)	.5
Total	$136.0	$121.1	$14.9	12.3%	11.2%	11.0%

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Depreciation and Amortization (Dollar amounts in millions)
Residential Products	$26.0	$11.7
Industrial Products	2.8	2.5
Furniture Products	4.0	4.4
Specialized Products	10.4	9.8
Unallocated	6.8	5.4
Total	$50.0	$33.8

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $167 million, or 38%, from acquisitions (+39%). Same location sales decreased 1%. Sales volume was down 2%, with gains in U.S. Spring offset by declines in other businesses in the segment. Raw material-related selling price increases of 2% were partially offset by a negative currency impact of 1%.
EBIT increased $4 million, with earnings from the ECS acquisition (net of amortization expense) partially offset by lower volume.

Industrial Products
Total sales decreased $15 million, or 9%, reflecting volume declines of 17% partially offset by steel-related selling price increases implemented in 2018 of 8%.
The segment’s EBIT increased $16 million, primarily from lower steel costs (including LIFO benefit).
Furniture Products
Total sales decreased $34 million, or 11%, from our decision to exit Fashion Bed and planned declines in Home Furniture. Raw material-related selling price increases were offset by a negative currency impact.
Segment EBIT increased $5 million, primarily from improved pricing combined with lower raw material costs (including LIFO benefit) and lower fixed costs as a result of restructuring activities.
Specialized Products
Total sales decreased $9 million, or 3%, from a 3% negative currency impact, net of raw material-related price inflation in Hydraulic Cylinders. Volume was flat with growth in Aerospace offset by softer demand in the automotive market.
EBIT decreased $10 million, primarily from lower volume in Automotive, negative currency impact, and new program ramp up costs in Aerospace.

Six Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change in Sales		% Change in Same Location Sales [1]
			$	%
Residential Products	$1,149.5	$846.2	$303.3	35.8%	.8%
Industrial Products	324.0	322.9	1.1	.3	.3
Furniture Products	531.0	579.2	(48.2)	(8.3)	(8.3)
Specialized Products	531.5	544.6	(13.1)	(2.4)	(3.9)
Total	2,536.0	2,292.9	243.1	10.6
Intersegment sales	(167.7)	(161.6)	(6.1)
Trade sales	$2,368.3	$2,131.3	$237.0	11.1%	(3.2)%

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Residential Products	$76.3	$75.0	$1.3	1.7%	6.6%	8.9%
Industrial Products	53.3	22.4	30.9	137.9	16.5	6.9
Furniture Products	27.3	34.3	(7.0)	(20.4)	5.1	5.9
Specialized Products	77.2	98.0	(20.8)	(21.2)	14.5	18.0
Intersegment eliminations & other	.1	(1.2)	1.3
Total	$234.2	$228.5	$5.7	2.5%	9.9%	10.7%

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Depreciation and Amortization (Dollar amounts in millions)
Residential Products	$49.2	$23.0
Industrial Products	5.4	5.1
Furniture Products	8.0	8.7
Specialized Products	20.6	18.9
Unallocated	13.1	11.5
Total	$96.3	$67.2

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $303 million, or 36%, mostly due to acquisitions. Same location sales were up 1%, with raw material inflation of 3% partially offset by lower volume (-1%) and a negative currency impact of 1%.
EBIT increased $1 million, with earnings from the ECS acquisition (net of purchase accounting charges) partially offset by lower volume and other smaller factors.
Industrial Products
Total sales were essentially flat, with steel-related selling price increases of 13% offset by lower volume of 13%.
EBIT increased $31 million, from lower steel costs (including LIFO benefit) and improved metal margins at our steel rod mill.

Furniture Products
Total sales decreased $48 million, or 8%. Volume was down 8%, primarily from our decision to exit Fashion Bed and planned declines in Home Furniture, slightly offset by sales growth in Work Furniture. Raw material-related selling price increases of 2% were offset by a negative currency impact of 2%.
Segment EBIT decreased $7 million, primarily from restructuring-related charges.
Specialized Products
Total sales decreased $13 million, or 2%, with same location sales down 4%. Currency negatively impacted sales 4% and volume was down 1%, slightly offset by a 1% increase from raw material-related selling price inflation in Hydraulic Cylinders.
EBIT decreased $21 million primarily from lower volume, new program ramp up costs, a negative currency impact and increased investment in Automotive to support long-term growth in the business.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the six months ended June 30, 2019 was $204 million, up $79 million for the same period last year, primarily reflecting improved working capital activity. For 2019, we expect cash from operations to approximate $550 million, increasing versus 2018 primarily due to higher earnings and significant non-cash depreciation and amortization expenses related to the ECS acquisition.
We closely monitor our working capital levels, and ended the quarter with adjusted working capital at 12.4% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 47, substantially all of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	June 30, 2019	December 31, 2018
Current assets	$1,703	$1,525
Current liabilities	900	816
Working capital	803	709
Cash and cash equivalents	290	268
Current debt maturities and current portion of operating lease liabilities	90	1
Adjusted working capital	$603	$442
Annualized sales [1]	$4,852	$4,188
Working capital as a percent of annualized sales	16.5%	16.9%
Adjusted working capital as a percent of annualized sales	12.4%	10.6%
1 Annualized sales equal 2nd quarter 2019 sales of $1,213 million and 4th quarter 2018 sales of $1,047 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018		June 30, 2019	December 31, 2018	June 30, 2018
Trade Receivables	$670.8	$545.3	$610.0	DSO [1]	50	46	50

Inventories	$656.7	$633.9	$634.2	DIO [2]	63	65	66

Accounts Payable	$452.9	$465.4	$450.6	DPO [3]	44	48	47

[1]	Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - Our trade receivables increased $126 million at June 30, 2019 compared to year end, with $71 million attributable to the ECS acquisition. The remaining increase is associated with price increases implemented in 2018 and the timing of sales and collections in each quarter, offset partially by restructuring activities. Day sales outstanding is consistent with second quarter of last year, and we do not believe that the increase in days sales outstanding from year end is indicative of a deterioration of the creditworthiness of our customers, or is reasonably likely to materially impact our liquidity position. Rather, we believe the increase is within a reasonable range of change caused by differences in the timing of sales and cash receipts. Sales to international customers, which are predominantly in the Specialized Products segment, typically have longer payment terms. We continue to look for ways to improve speed of customer payments, including third party programs with early payment incentives in certain circumstances.
Our annual provision for losses on trade accounts receivable has averaged $2 million for the last three years. On the balance sheet, our allowance for doubtful trade receivables as a percentage of our net trade receivables has approximated 1% for the same time period. We monitor all accounts for possible loss. Although we recorded a reserve in the fourth quarter of 2018 related to a customer note receivable, we have experienced favorable trends in write-offs on trade receivables over the last few years. We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer.

Inventories - Our inventories increased $23 million at June 30, 2019 compared to year end. The ECS acquisition added $61 million and was offset by inventory reductions in selected businesses, primarily related to restructuring activities and steel deflation. Days inventory on hand at June 30, 2019 is within a reasonable historical range. We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Additions to inventory reserves in 2018 were $10 million, which was slightly higher than our $8 million three-year average. Although additions to reserves through second quarter 2019 were $4 million higher than the prior year, our reserve balances as a percentage of period-end inventory were consistent with our historical average.

Accounts Payable - Accounts payable decreased $13 million at June 30, 2019 compared to year end, although the ECS acquisition added $33 million of acquired accounts payable. This decrease is the result of timing of payments, inventory purchases and steel deflation, along with wind-down activity at restructured locations. Our payment terms did not change meaningfully since year end. We continue to look for ways to optimize payment terms through our significant purchasing power and also utilize third party services that allow flexible payment options to enhance our DPO.

Uses of Cash
Finance Capital Requirements
In certain of our businesses and product lines we have minimal excess production capacity, and we are therefore investing to support continued growth. In Automotive, we are investing product, program and strategy development to support long-term growth in the business. In Bedding, we are investing in equipment to support ongoing growth in ComfortCore® innersprings and newer product features such as Quantum® Edge.
We will continue to make investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $180 million in 2019. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions such as the ECS acquisition discussed on page 38, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage) such as the 2018 Precision Hydraulic Cylinders acquisition. As a reminder, in connection with the acquisition of ECS, our debt levels increased, and we are focused on deleveraging by, among other factors, temporarily reducing other acquisition spending.
In the first quarter of 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion. Additional details about acquisitions are discussed on page 38, and in Note 10 on page 22 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2019 should approximate $205 million.
In May, we declared a quarterly dividend of $.40 per share, which represented a $.02, or 5.3%, increase versus second quarter of 2018. Our targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals and settlement proceeds). Payout for 2019 is expected to be above the target. Continuing our long track record of increasing the dividend remains a high priority. This year marks the Company's 48th annual dividend increase, a record of consecutive dividend increases that only ten S&P 500 companies currently exceed. Leggett & Platt is proud of its dividend record and plans to extend it.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the second quarter of 2019, we repurchased a de minimis number of shares of our stock surrendered under employee benefit plans. We issued .2 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding was 131.4 million.

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

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	June 30, 2019	December 31, 2018

Total debt excluding revolving credit/commercial paper [3]	$2,081	$1,099
Less: Current maturities of long-term debt [3]	51	1
Scheduled maturities of long-term debt	2,030	1,098
Average interest rates [1]	3.8%	3.6%
Average maturities in years [1]	6.5	6.7
Revolving credit/commercial paper [2]	334	70
Average interest rate on period-end balance	2.6%	2.6%
Average interest rate during the period (six months)	2.8%	2.4%
Total long-term debt [3]	2,364	1,168
Deferred income taxes and other liabilities	499	241
Shareholders’ equity and noncontrolling interest	1,239	1,158
Total capitalization	$4,102	$2,567
Unused committed credit:
Long-term	$866	$730
Short-term	—	—
Total unused committed credit [2]	$866	$730
Current maturities of long-term debt	$51	$1
Cash and cash equivalents	$290	$268

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2018 and at the end of the second quarter of 2019 had total authorized program amounts of $800 and $1,200, respectively.

[3]	Total long-term debt and current maturities of long-term debt increased versus year-end 2018 levels primarily to fund the ECS Acquisition.

Commercial Paper Program
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Tranche A Term Loan with our current bank group which requires us to pay principal in the amount of $12.5 million each quarter and to pay the remaining principal at maturity. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	June 30, 2019	December 31, 2018
Total authorized program	$1,200	$800
Commercial paper outstanding (classified as long-term debt)	334	70
Letters of credit issued under the credit agreement	—	—
Total program usage	334	70
Total program available	$866	$730

The average and maximum amounts of commercial paper outstanding during the second quarter of 2019 were $396 million and $437 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $45 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit agreement maturing in 2024 discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

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
Accessibility of Cash
At June 30, 2019, we had cash and cash equivalents of $290 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.

During the first six months of 2019, we were able to utilize $61 million of foreign entity cash to reduce debt. We currently expect to bring back approximately $170 million of foreign cash to reduce debt for the full year 2019.

If we were to bring all our foreign cash back immediately to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $21 million. Although there are capital requirements in various jurisdictions, currently none of this cash is inaccessible for repatriation. We repatriated $314 million at little to no added tax cost for the full year 2018.

CONTRACTUAL OBLIGATIONS

Our contractual obligations table presented on page 48 in our Form 10-K filed February 27, 2019, had material changes outside the ordinary course of business due to the ECS acquisition and its financing. Reference is made to the updated disclosure regarding our contractual obligations on page 42 of our Form 10-Q filed May 7, 2019.  There have been no material changes to those contractual obligations outside the ordinary course of our business, as previously updated.

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

Some bedding manufacturers and retailers that use or sell our products or our customers’ products may undergo restructurings or reorganizations because of financial difficulty.  Also, certain of our customers have filed bankruptcy, and others, from time to time, have become insolvent and/or do not have the ability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these customers.  Any of these risks, if realized, could adversely affect our revenues and increase our operating expenses by requiring larger provisions for bad debt, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Cybersecurity Risks
We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. The Company has a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Audit Committee quarterly on cyber activity, with procedures in place for interim reporting if necessary.
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

Litigation

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At June 30, 2019, our litigation contingency accrual was $2 million (which does not include accrued expenses related to workers compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore not recorded) losses in excess of accruals for litigation contingencies are estimated to be $16 million, including $15 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $16 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 33 of the Notes to Consolidated Condensed Financial Statements.

ACCOUNTING STANDARD UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 6 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $30 million greater than carrying value at June 30, 2019 and approximately $35 million less than carrying value at December 31, 2018. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of June 30, 2019 and December 31, 2018, respectively, for similar remaining maturities, plus an estimated "spread" over such Treasury securities representing the Company's interest costs for its notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $998 million at June 30, 2019, compared to $928 million at December 31, 2018.

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

•	our ability to pass along raw material cost increases through increased selling prices;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to maintain and grow the profitability of acquired companies;

•	adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including tax law changes);

•	our ability to realize deferred tax assets on our balance sheet;

•	tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cyber security breaches;

•	a decline in the long-term outlook for any of our reporting units or assets that could result in impairment;

•	the loss of business with one or more of our significant customers;

•	our ability to collect debts due to customer bankruptcy, financial difficulties or insolvency;

•	our borrowing costs and access to liquidity resulting from credit rating changes;

•	business disruptions to our steel rod mill;

•
risks related to operating in foreign countries, including, without limitation, credit risks, increased customs and shipping rates, disruptions related to the availability of electricity and transportation during times of crisis or war, and political instability in certain countries;

•	uncertainty related to the governing trade provisions between the United States, Mexico and Canada;

•	risks relating to the United Kingdom’s referendum, which calls for its exit from the European Union (commonly known as “Brexit”);

•	the amount and timing of share repurchases; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of June 30, 2019 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of June 30, 2019, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 18, 2018, the Company, along with eight other domestic mattress producers, Corsicana Mattress Company, Elite Comfort Solutions (now a Leggett subsidiary), Future Foam, Inc., FXI, Inc., Innocor, Inc., Kolcraft Enterprises, Inc., Serta Simmons Bedding, LLC, and Tempur Sealy International, Inc., filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in China are unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. In November 2018, the ITC made a preliminary affirmative determination of material injury to the domestic mattress industry in this case. In May 2019, the DOC made a preliminary affirmative determination of dumping which was amended in July, assigning duty rates of 69% - 1,732%. If the DOC makes a final determination (expected in October 2019) that dumping is present and the ITC reaches a final determination (expected in November 2019) that the domestic industry has been materially injured by this unfair trade practice, the U.S. government will continue to impose duties on mattresses imported from China at the dumping rate determined by the DOC. No assurance can be given that these determinations will be made, that duties will continue, or as to the amount of any duties.
The information in Note 16 beginning on page 33 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. For a more complete description of all legal proceedings, reference is made to Footnote U in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2019 and Note 16 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 7, 2019.

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

Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%. In 2014, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the orders should be extended for five years. In March 2019, the DOC and the ITC initiated a second expedited sunset review to determine whether to extend the orders for an additional five years. In July 2019, the DOC determined that the revocation of the orders would likely lead to the continuation or recurrence of dumping of innersprings. If the ITC determines revocation of the order would result in material injury, or threat of such injury, to the U.S. innerspring industry, the orders will be extended for an additional five years. If the antidumping orders are not extended and injurious dumping recurs, our sales and results of operations could be materially negatively impacted.

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.

Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at June 30, 2019, an aggregate litigation contingency accrual of $2 million. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $16 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $16 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 33 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2019, goodwill and other intangible assets represented $2.2 billion, or 44% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.
We review our reporting units for potential goodwill impairment in the second quarter as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in the second quarter of 2019 indicated no goodwill impairments. However, three of our reporting units have fair values in excess of carrying value of less than 100%, and those reporting units are discussed below.
Fair value for our Machinery reporting unit only exceeded carrying value by approximately 12%. Machinery sales have been adversely impacted by the swift market shifts from traditional bedding to compressed mattresses. The goodwill associated with the Machinery reporting unit was $33 million at June 30, 2019. Fair value for the Hydraulic Cylinders and Bedding reporting units exceeded carrying value by 29% and 50%, respectively. We acquired our Hydraulic Cylinders business in the first quarter of 2018, and it has goodwill of $26 million at June 30, 2019. Our first quarter 2019 $1.25 billion acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $723 million at June 30, 2019.
If we are not able to achieve projected performance levels, future impairments (particularly in our Machinery reporting unit) may be possible, which would negatively impact our earnings.
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note 6 on page 14 and Note 14 on page 28 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
April 2019	—	$—	—	9,968,958
May 2019	—	$—	—	9,968,958
June 2019	—	$—	—	9,968,958
Total	—	$—	—

[1]
There were no repurchases during the quarter either pursuant to a publicly announced plan or program, or otherwise. However, 18,852 shares of common stock were withheld for taxes for stock unit conversions and forfeitures. None of these shares are included in the above table.

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

10.1	Summary Sheet of Director Compensation, filed May 7, 2019 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

31.2*	Certification of Matthew C. Flanigan, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

32.2*	Certification of Matthew C. Flanigan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema.

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2019 and June 30, 2018; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and June 30, 2018; (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: August 6, 2019	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: August 6, 2019	By:	/s/ MATTHEW C. FLANIGAN
Matthew C. Flanigan Executive Vice President and Chief Financial Officer