Form 10-Q
period 2019-09-30
LEGGETT & PLATT INC
filed 2019-11-05
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
Common stock outstanding as of October 23, 2019: 131,602,794

LEGGETT & PLATT, INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Amounts in millions)	September 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$242.0	$268.1
Trade receivables, net	655.6	545.3
Other receivables, net	21.7	26.3
Total receivables, net	677.3	571.6
Total inventories, net	635.8	633.9
Prepaid expenses and other current assets	49.5	51.0
Total current assets	1,604.6	1,524.6
PROPERTY, PLANT AND EQUIPMENT—AT COST
Machinery and equipment	1,358.7	1,281.7
Buildings and other	707.1	656.8
Land	44.3	42.4
Total property, plant and equipment	2,110.1	1,980.9
Less accumulated depreciation	1,292.8	1,252.4
Net property, plant and equipment	817.3	728.5
OTHER ASSETS
Goodwill	1,392.0	833.8
Other intangibles, less accumulated amortization of $205.8 and $161.7 as of September 30, 2019 and December 31, 2018, respectively	770.6	178.7
Operating lease right-of-use assets	156.0	—
Sundry	117.3	116.4
Total other assets	2,435.9	1,128.9
TOTAL ASSETS	$4,857.8	$3,382.0
CURRENT LIABILITIES
Current maturities of long-term debt	$51.2	$1.2
Current portion of operating lease liabilities	38.0	—
Accounts payable	467.3	465.4
Accrued expenses	270.6	262.7
Other current liabilities	93.7	86.4
Total current liabilities	920.8	815.7
LONG-TERM LIABILITIES
Long-term debt	2,197.1	1,167.8
Operating lease liabilities	119.0	—
Other long-term liabilities	148.2	155.3
Deferred income taxes	217.1	85.6
Total long-term liabilities	2,681.4	1,408.7
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock	2.0	2.0
Additional contributed capital	531.4	527.1
Retained earnings	2,701.8	2,613.8
Accumulated other comprehensive loss	(95.8)	(77.6)
Treasury stock	(1,884.2)	(1,908.3)
Total Leggett & Platt, Inc. equity	1,255.2	1,157.0
Noncontrolling interest	.4	.6
Total equity	1,255.6	1,157.6
TOTAL LIABILITIES AND EQUITY	$4,857.8	$3,382.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions, except per share data)	2019	2018	2019	2018
Net sales	$3,607.6	$3,222.8	$1,239.3	$1,091.5
Cost of goods sold	2,829.4	2,547.3	963.8	864.4
Gross profit	778.2	675.5	275.5	227.1
Selling and administrative expenses	352.1	313.2	115.2	100.7
Amortization of intangibles	47.3	15.3	16.3	5.2
Impairments	5.7	.3	1.4	.1
Net gain from sale of assets and businesses	(4.8)	(1.6)	(3.0)	(.6)
Other (income) expense, net	(.4)	(4.6)	1.5	(2.7)
Earnings before interest and income taxes	378.3	352.9	144.1	124.4
Interest expense	68.5	43.5	22.6	13.1
Interest income	5.5	6.8	1.5	2.0
Earnings before income taxes	315.3	316.2	123.0	113.3
Income taxes	68.3	63.2	23.4	23.3
Net earnings	247.0	253.0	99.6	90.0
Earnings attributable to noncontrolling interest, net of tax	—	(.1)	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$247.0	$252.9	$99.6	$90.0
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$1.83	$1.88	$.74	$.67
Diluted	$1.83	$1.87	$.74	$.67

Weighted average shares outstanding
Basic	134.7	134.4	134.9	133.8
Diluted	135.2	135.4	135.4	134.7
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Amounts in millions)	2019	2018	2019	2018
Net earnings	$247.0	$253.0	$99.6	$90.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23.1)	(50.0)	(32.9)	(10.9)
Cash flow hedges	3.4	(.7)	(1.2)	.6
Defined benefit pension plans	1.5	1.5	.5	.4
Other comprehensive income (loss)	(18.2)	(49.2)	(33.6)	(9.9)
Comprehensive income	228.8	203.8	66.0	80.1
Add: comprehensive loss (earnings) attributable to noncontrolling interest	—	(.1)	—	(.1)
Comprehensive income attributable to Leggett & Platt, Inc.	$228.8	$203.7	$66.0	$80.0
See accompanying notes to consolidated condensed financial statements.

LEGGETT & PLATT, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
OPERATING ACTIVITIES
Net earnings	$247.0	$253.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	87.9	77.4
Amortization of intangibles and supply agreements	56.8	23.6
Long-lived asset impairments	5.7	.3
Provision for losses on accounts and notes receivable	2.3	1.9
Writedown of inventories	7.9	4.9
Net gain from sales of assets and businesses	(4.8)	(1.8)
Deferred income tax expense	5.5	2.0
Stock-based compensation	23.9	26.6
Pension expense (benefit), net of contributions	1.5	(18.7)
Other, net	3.5	3.4
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	(45.4)	(76.2)
Inventories	47.5	(45.8)
Other current assets	(.4)	.9
Accounts payable	(30.2)	(.6)
Accrued expenses and other current liabilities	7.9	.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	416.6	251.1
INVESTING ACTIVITIES
Additions to property, plant and equipment	(103.0)	(122.6)
Purchases of companies, net of cash acquired	(1,244.3)	(107.9)
Proceeds from sales of assets and businesses	5.3	3.7
Other, net	(7.5)	(13.5)
NET CASH USED FOR INVESTING ACTIVITIES	(1,349.5)	(240.3)
FINANCING ACTIVITIES
Additions to long-term debt	993.3	—
Payments on long-term debt	(25.1)	(152.3)
Change in commercial paper and short-term debt	106.3	251.8
Dividends paid	(152.0)	(144.2)
Issuances of common stock	7.4	4.3
Purchases of common stock	(11.8)	(112.2)
Additional consideration paid on prior year acquisitions	(1.1)	(8.6)
Other, net	(2.6)	9.0
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	914.4	(152.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7.6)	(21.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(26.1)	(162.6)
CASH AND CASH EQUIVALENTS—January 1,	268.1	526.1
CASH AND CASH EQUIVALENTS—September 30,	$242.0	$363.5
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

To be adopted in future years:

•
ASU 2016-13 “Financial Instruments—Credit Losses” (Topic 326): This ASU is effective January 1, 2020 and amends the impairment model by requiring a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments including trade receivables. We are finalizing the evaluation of this guidance, and we do not expect it to materially impact our future financial statements.

•
ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”: This ASU will be effective January 1, 2020 and simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, the annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. We are currently evaluating this guidance and do not expect it to materially impact our future financial statements.

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

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. Substantially all of our revenue is recognized upon transfer of control of our products to our customers, which is generally upon shipment from our facilities or upon delivery to our customers' facilities and is dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that are transferred. Substantially all unsatisfied performance obligations as of September 30, 2019, will be satisfied within one year or less. Shipping and handling costs are included as a component of "Cost of goods sold".
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial at September 30, 2019.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Residential Products
Bedding group [1]	$1,139.6	$679.3	$409.8	$236.9
Fabric & Flooring Products group	596.0	555.2	206.4	194.2
Machinery group	39.4	48.9	15.7	15.4
	1,775.0	1,283.4	631.9	446.5
Industrial Products
Wire group	238.1	275.8	68.6	97.4
	238.1	275.8	68.6	97.4
Furniture Products
Home Furniture group	264.1	291.9	85.9	91.9
Work Furniture group	224.7	217.5	77.0	71.6
Consumer Products group	308.6	357.4	108.7	130.6
	797.4	866.8	271.6	294.1
Specialized Products
Automotive group	607.6	623.5	209.6	195.7
Aerospace Products group	116.3	112.6	36.2	35.8
Hydraulic Cylinders group [2]	73.2	60.7	21.4	22.0
	797.1	796.8	267.2	253.5
	$3,607.6	$3,222.8	$1,239.3	$1,091.5

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
A summary of segment results from continuing operations is shown in the following tables.

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Three Months Ended September 30, 2019
Residential Products	$631.9	$3.7	$635.6	$53.2	$25.9
Industrial Products	68.6	75.8	144.4	22.6	2.8
Furniture Products	271.6	2.2	273.8	24.6	3.8
Specialized Products	267.2	.9	268.1	44.4	10.4
Intersegment eliminations, unallocated assets and other [1]				(.7)	5.5
	$1,239.3	$82.6	$1,321.9	$144.1	$48.4
Three Months Ended September 30, 2018
Residential Products	$446.5	$3.4	$449.9	$43.0	$11.4
Industrial Products	97.4	76.0	173.4	25.2	2.6
Furniture Products	294.1	3.9	298.0	14.0	4.3
Specialized Products	253.5	.7	254.2	43.5	9.8
Intersegment eliminations, unallocated assets and other [1]				(1.3)	5.7
	$1,091.5	$84.0	$1,175.5	$124.4	$33.8

	Trade Sales	Inter- Segment Sales	Total Sales	EBIT	Depreciation and Amortization
Nine Months Ended September 30, 2019
Residential Products	$1,775.0	$10.1	$1,785.1	$129.5	$75.1
Industrial Products	238.1	230.3	468.4	75.9	8.2
Furniture Products	797.4	7.4	804.8	51.9	11.8
Specialized Products	797.1	2.5	799.6	121.6	31.0
Intersegment eliminations, unallocated assets and other [1]				(.6)	18.6
	$3,607.6	$250.3	$3,857.9	$378.3	$144.7
Nine Months Ended September 30, 2018
Residential Products	$1,283.4	$12.7	$1,296.1	$118.0	$34.4
Industrial Products	275.8	220.5	496.3	47.6	7.7
Furniture Products	866.8	10.4	877.2	48.3	13.0
Specialized Products	796.8	2.0	798.8	141.5	28.7
Intersegment eliminations, unallocated assets and other [1]				(2.5)	17.2
	$3,222.8	$245.6	$3,468.4	$352.9	$101.0

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

	September 30, 2019	December 31, 2018
Residential Products	$801.3	$609.4
Industrial Products	170.0	163.8
Furniture Products	244.9	279.8
Specialized Products	352.7	342.5
Average current liabilities included in segment numbers above	746.9	661.8
Unallocated assets [1]	2,597.7	1,278.0
Difference between average assets and period-end balance sheet	(55.7)	46.7
Total assets	$4,857.8	$3,382.0

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

At September 30, 2019, we had $8.7 of additional operating leases that had not yet commenced. These operating leases will commence in the fourth quarter with lease terms of approximately 7 years.
Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$156.0

Current portion of operating lease liabilities	38.0
Operating lease liabilities	119.0
Total operating lease liabilities	$157.0

Finance Leases
Sundry	$4.7

Current maturities of long-term debt	1.2
Long-term debt	3.2
Total finance lease liabilities	$4.4

The components of lease expense were as follows:

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost:
Lease cost	$33.4	$11.6
Variable lease cost	8.8	3.1
Total operating lease cost	$42.2	$14.7

Short-term lease cost	$3.5	$1.3

Finance lease cost:
Amortization of right-of-use assets	$2.2	$.7
Interest on lease liabilities	.2	.1
Total finance lease cost	$2.4	$.8

Total lease cost	$48.1	$16.8

Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29.6
Operating cash flows from finance leases	$.2
Financing cash flows from finance leases	$2.2

Right-of-use assets obtained in exchange for new operating lease liabilities	$30.5
Right-of-use assets obtained in exchange for new finance lease liabilities	$1.8

In connection with the ECS transaction discussed in Note 10, we acquired operating right-of-use assets of approximately $24.0 (including a favorable lease position of $2.4).  The operating lease liability associated with these right-of-use assets was approximately $21.6.  Finance right-of-use assets acquired in the ECS transaction and the related finance lease liabilities were immaterial.
The following table reconciles the undiscounted cash flows for the operating and finance leases at September 30, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

	September 30, 2019
	Operating Leases	Finance Leases
2019 Remainder	$10.9	$.5
2020	41.3	2.0
2021	36.5	1.3
2022	30.1	.7
2023	21.2	.1
2024 and thereafter	30.2	—
Total	170.2	4.6
Less: Interest	13.2	.2
Lease Liability	$157.0	$4.4

Weighted average remaining lease term (years)	4.8	2.6
Weighted average discount rate	3.3%	3.5%

Our future minimum lease commitments as of December 31, 2018, under Topic 840, the predecessor to Topic 842, were as follows:

Operating Leases
2019	$35.9
2020	30.7
2021	26.2
2022	19.9
2023	13.1
Thereafter	18.0
Total	$143.8

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

In December 2018, we committed to the Plan primarily associated with our Furniture Products segment, including the Home Furniture Group (which produces furniture components for the upholstered furniture industry) and the Fashion Bed business (which supplies ornamental beds, bed frames and other accessories sold to retailers). Both of these businesses had underperformed expectations primarily from weaker demand and higher raw material costs. These restructuring activities were substantially complete as of September 30, 2019, including the closure of the Fashion Bed business.

In 2019, we modified the Plan to include three small facilities in the Residential Products segment and one operation in the Industrial Products segment, all of which should be substantially completed by the end of the year.

Our total costs for this Plan are expected to be approximately $30.0. To date we have incurred costs of $26.4, and we expect to incur $3.6 during the remainder of the year. The following table presents information associated with this Plan:

	Total Amount Incurred to Date	Nine Months Ended September 30, 2019	Total Incurred Full Year 2018
2018 Restructuring Plan
Restructuring and restructuring-related	$15.8	$4.6	$11.2
Impairment costs associated with this plan	10.6	5.5	5.1
	$26.4	$10.1	$16.3
Amount of total that represents cash charges	$12.1	$5.2	$6.9

The table below presents all restructuring and restructuring-related activity for the periods presented; the majority of the 2019 costs are related to the Plan:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Charged to other (income) expense, net:
Severance and other restructuring costs	$5.3	$.8	$3.4	$.5
Charged to cost of goods sold:
Inventory obsolescence and other	(.6)	.2	(.9)	.7
Total restructuring and restructuring-related costs	$4.7	$1.0	$2.5	$1.2
Amount of total that represents cash charges	$5.3	$.8	$3.4	$.5

Restructuring and restructuring-related charges by segment were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Residential Products	$1.5	$.5	$1.4	$.5
Industrial Products	.6	.2	.6	.7
Furniture Products	2.6	.3	.5	—
Total	$4.7	$1.0	$2.5	$1.2

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2018	Add: 2019 Charges	Less: 2019 Payments	Balance at September 30, 2019
Severance costs	$6.6	$3.0	$5.9	$3.7
Contract termination costs	—	.4	.1	.3
Other restructuring costs	.6	1.9	1.7	.8
	$7.2	$5.3	$7.7	$4.8

Impairment charges

Impairment charges are reported in “Impairments” in the Consolidated Condensed Statements of Operations and are summarized in the following table:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments	Other Long-Lived Assets Impairments
Residential Products	$.9	$—	$.7	$—
Industrial Products	—	.3	—	.1
Furniture Products	4.8	—	.7	—
Total impairment charges	$5.7	$.3	$1.4	$.1

We test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third-party estimates of fair value less selling costs and estimated future cash flows.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. EARNINGS PER SHARE

Basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Net earnings:
Net earnings	$247.0	$253.0	$99.6	$90.0
Earnings attributable to noncontrolling interest, net of tax	—	(.1)	—	—
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$247.0	$252.9	$99.6	$90.0

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	134.7	134.4	134.9	133.8
Dilutive effect of stock-based compensation	.5	1.0	.5	.9
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.2	135.4	135.4	134.7

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt, Inc. common shareholders	$1.83	$1.88	$.74	$.67

Diluted EPS attributable to Leggett & Platt, Inc. common shareholders	$1.83	$1.87	$.74	$.67

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.2	.1	.2	—

Cash dividends declared per share	$1.18	$1.12	$.40	$.38

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following:

	September 30, 2019		December 31, 2018
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$663.1	$—	$548.8	$—
Trade notes receivable	1.0	.7	1.7	1.4
Total trade receivables	664.1	.7	550.5	1.4
Other notes receivable [1]	—	24.2	—	24.2
Taxes receivable, including income taxes	13.2	—	12.9	—
Other receivables	8.5	—	13.4	—
Subtotal other receivables	21.7	24.2	26.3	24.2
Total trade and other receivables	685.8	24.9	576.8	25.6
Allowance for doubtful accounts:
Trade accounts receivable [1]	(8.4)	—	(5.2)	—
Trade notes receivable	(.1)	—	—	—
Total trade receivables	(8.5)	—	(5.2)	—
Other notes receivable [1]	—	(15.0)	—	(15.0)
Total allowance for doubtful accounts	(8.5)	(15.0)	(5.2)	(15.0)
Total net receivables	$677.3	$9.9	$571.6	$10.6

1 The “Trade accounts receivable” and “Other notes receivable” line items above include $26.8 and $26.7 as of September 30, 2019 and December 31, 2018, respectively, from a customer in our Residential Products segment who is experiencing financial difficulty and liquidity problems and, during the fourth quarter of 2018, became delinquent in our trade accounts receivable balances. In December 2018, we concluded that an impairment existed with regard to this customer, and we established a reserve of $15.9 ($15.0 for the note and $.9 for the trade receivable) to reflect the estimated amount of the probable credit loss and placed the note on nonaccrual status. The note receivable was restructured during the first quarter of 2019 in conjunction with an overall refinancing plan by the customer. The reserve balance at September 30, 2019 was $16.0.
Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2018	Add: Charges	Less: Net Charge-offs/ (Recoveries) and Other	Balance at September 30, 2019
Trade accounts receivable	$5.2	$2.2	$(1.0)	$8.4
Trade notes receivable	—	.1	—	.1
Total trade receivables	5.2	2.3	(1.0)	8.5
Other notes receivable	15.0	—	—	15.0
Total allowance for doubtful accounts	$20.2	$2.3	$(1.0)	$23.5

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. STOCK-BASED COMPENSATION
The following table recaps the components of stock-based and stock-related compensation for each period presented:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$2.6	$.5	$3.7	$.9
Discounts on various stock awards:
Deferred Stock Compensation Program	1.6	—	1.4	—
Stock-based retirement plans	.9	—	.9	—
Discount Stock Plan	.8	—	.8	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	2.2	1.5	.9	.8
2018 PSU - EBIT CAGR based 2B	2.7	3.1	2.3	2.5
2017 and prior PSU awards 2C	1.3	.2	2.8	(.9)
Restricted Stock Unit awards	1.5	—	1.6	—
Profitable Growth Incentive (PGI) awards [3]	—	—	1.4	1.4
Other, primarily non-employee directors restricted stock	.9	—	.6	—
Total stock-based compensation expense	14.5	$5.3	16.4	$4.7
Employee contributions for above stock plans	9.4		10.2
Total stock-based compensation	$23.9		$26.6

Tax benefits on stock-based compensation expense	$3.4		$3.9
Tax benefits on stock-based compensation payments	3.5		3.4
Total tax benefits associated with stock-based compensation	$6.9		$7.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	To be settled with stock	To be settled in cash	To be settled with stock	To be settled in cash
Stock-based retirement plans contributions [1]	$1.1	$.2	$(.4)	$.4
Discounts on various stock awards:
Deferred Stock Compensation Program	.5	—	.5	—
Stock-based retirement plans	.4	—	.4	—
Discount Stock Plan	.2	—	.2	—
Performance Stock Unit (PSU) awards: [2]
2018 PSU - TSR based 2A	.7	.8	.3	.2
2018 PSU - EBIT CAGR based 2B	—	.3	.8	.9
2017 and prior PSU awards 2C	.4	.4	.9	(.9)
Restricted Stock Unit awards	.5	—	.6	—
Profitable Growth Incentive (PGI) awards [3]	—	—	.2	.2
Other, primarily non-employee directors restricted stock	.4	—	.2	—
Total stock-based compensation expense	4.2	$1.7	3.7	$.8
Employee contributions for above stock plans	3.2		3.7
Total stock-based compensation	$7.4		$7.4

Tax benefits on stock-based compensation expense	$1.0		$.9
Tax benefits on stock-based compensation payments	1.2		2.5
Total tax benefits associated with stock-based compensation	$2.2		$3.4

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

2 PSU Awards
During 2018, we merged our PSU and PGI award programs. PSU awards are now based on two equal measures: (i) Relative Total Shareholder Return (TSR = (Change in Stock Price + Dividends) ÷ Beginning Stock Price) and (ii) EBIT Compound Annual Growth Rate (EBIT CAGR). These components are discussed below.

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 2A 2018 (and later) PSU - TSR based
Most of the 2018 and later PSU awards are based 50% upon our TSR compared to a peer group. A small number of PSU awards are based 100% upon relative TSR for certain business unit employees to complement their particular mix of incentive compensation. Grant date fair values are calculated using a Monte Carlo simulation of stock and volatility data for the Company and each of the peer companies. Grant date fair values are amortized using the straight-line method over the three-year vesting period.
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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. ACQUISITIONS
The following table contains the estimated fair values (using inputs as discussed in Note 14) of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented. Of the goodwill included in the table below, $128.7 is expected to be deductible for tax purposes.

	Nine Months Ended September 30,
	2019	2018
Accounts receivable	$71.1	$19.6
Inventory	60.7	26.1
Property, plant and equipment	80.7	28.2
Goodwill	559.4	27.7
Other intangible assets:
Customer relationships (15-year life)	372.3	19.4
Technology (5 to 15-year life)	173.3	4.9
Trademarks and trade names (15-year life)	65.8	2.7
Non-compete agreements and other (5-year life)	28.1	1.9
Other current and long-term assets	27.3	.8
Current liabilities	(44.3)	(12.3)
Deferred income taxes	(128.5)	(9.4)
Other long-term liabilities	(21.6)	(.8)
Fair value of net identifiable assets	1,244.3	108.8
Less: Additional consideration payable	—	.9
Net cash consideration	$1,244.3	$107.9

The following table summarizes acquisitions for the periods presented.

Nine Months Ended	Number of Acquisitions	Segment	Product/Service
September 30, 2019	1	Residential Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries

September 30, 2018	3	Residential Products; Specialized Products	Manufacturer/distributor of geo components; Manufacturer and distributor of silt fence; Global manufacturer of engineered hydraulic cylinders

We are finalizing all the information required to complete the purchase price allocations related to recent acquisitions and do not anticipate any material modifications.

Certain of our acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as liabilities at the acquisition date. At September 30, 2019 and December 31, 2018, our liability for these future payments was $8.6 ($8.6 current) and $10.8 ($.8 current and $10.0 long-term), respectively.  Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates. Additional consideration, including interest, paid on prior year acquisitions was $1.1 and $8.6 for the nine months ended September 30, 2019 and 2018, respectively.

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
Pro forma Results
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Leggett and ECS as though the acquisition had occurred as of January 1, 2018. We have not provided pro forma results of operations related to other acquisitions, as these results were not material.
The unaudited proforma financial information below is not necessarily indicative of the results of operations that would have been realized had the ECS acquisition occurred as of January 1, 2018, nor is it meant to be indicative of any future results of operations. It does not include benefits expected from revenue or product mix enhancements, operating synergies or cost savings that may be realized or any estimated future costs that may be incurred to integrate the ECS business.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$3,629.2	$3,676.1	$1,239.3	$1,250.6
Net earnings	248.7	233.1	99.6	87.5
EPS basic	1.85	1.73	.74	.65
EPS diluted	1.85	1.72	.74	.65

The information above reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including:

•	Amortization and depreciation adjustments relating to fair value estimates of intangible and tangible assets;

•	Incremental interest expense on debt incurred in connection with the ECS acquisition;

•	Amortization of the fair value adjustment to inventory as though the transaction occurred on January 1, 2018;

•	Recognition of transaction costs as though the transaction occurred on January 1, 2018; and

•	Estimated tax impacts of the pro forma adjustments.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. INVENTORIES
The following table recaps the components of inventory for each period presented:

	September 30, 2019	December 31, 2018
Finished goods	$299.6	$331.6
Work in process	59.6	49.6
Raw materials and supplies	340.8	334.9
LIFO reserve	(64.2)	(82.2)
Total inventories, net	$635.8	$633.9

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost. Prior to 2019, the LIFO method represented approximately 50% of our inventories. With the acquisition of ECS in the first quarter of 2019, LIFO now represents approximately 40% of our inventories, as ECS does not utilize the LIFO method.
Due to continued deflation of steel cost in 2019, we recognized a LIFO benefit in the third quarter of 2019. We calculate our LIFO reserve on an annual basis. During interim periods, we estimate the current year annual change in the LIFO reserve (i.e., the annual LIFO expense or benefit) and allocate that change ratably to the four quarters. Because accurately predicting inventory prices for the year is difficult, the change in the LIFO reserve for the full year could be significantly different from the amount currently estimated. In addition, a variation in expected ending inventory levels could also impact total change in the LIFO reserve for the year.
The following table contains the LIFO benefit (expense) for each of the periods presented.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
LIFO benefit (expense)	$18.0	$(24.8)	$7.6	$(6.0)

12. EMPLOYEE BENEFIT PLANS
Employer contributions for 2019 are expected to approximate $2.0.

The following table provides interim information as to our domestic and foreign defined benefit pension plans:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Components of net pension expense
Service cost	$3.0	$3.1	$1.0	$1.1
Interest cost	6.4	6.1	2.1	2.0
Expected return on plan assets	(8.6)	(8.8)	(2.9)	(3.0)
Recognized net actuarial loss	2.2	2.1	.6	.7
Net pension expense	$3.0	$2.5	$.8	$.8

The components of net pension expense, other than the service cost component, are included in the line item “Other (income) expense, net” in the Consolidated Condensed Statements of Operations.

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13. STATEMENT OF CHANGES IN EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2019	$1,238.8	$2,656.2	$532.1	$(1,887.9)	$.6	$(62.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	99.6	99.6	—	—	—	—
Dividends declared (See Note 7)	(52.6)	(54.0)	1.4	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(7.4)	—	—	(7.4)	—	—
Treasury stock issued	6.6	—	(4.5)	11.1	—	—
Foreign currency translation adjustments	(32.9)	—	—	—	—	(32.9)
Cash flow hedges, net of tax	(1.2)	—	—	—	—	(1.2)
Defined benefit pension plans, net of tax	.5	—	—	—	—	.5
Stock-based compensation transactions, net of tax	4.4	—	4.4	—	—	—
Ending balance, September 30, 2019	$1,255.6	$2,701.8	$533.4	$(1,884.2)	$.4	$(95.8)

	Three Months Ended September 30, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, July 1, 2018	$1,128.6	$2,572.6	$521.7	$(1,917.4)	$.4	$(48.7)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	90.0	90.0	—	—	—	—
Dividends declared (See Note 7)	(49.5)	(50.9)	1.4	—	—	—
Treasury stock purchased	(5.4)	—	—	(5.4)	—	—
Treasury stock issued	7.2	—	(4.4)	11.6	—	—
Foreign currency translation adjustments	(10.9)	—	—	—	.1	(11.0)
Cash flow hedges, net of tax	.6	—	—	—	—	.6
Defined benefit pension plans, net of tax	.4	—	—	—	—	.4
Stock-based compensation transactions, net of tax	5.0	—	5.0	—	—	—
Ending balance, September 30, 2018	$1,166.0	$2,611.7	$523.7	$(1,911.2)	$.5	$(58.7)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2019	$1,157.6	$2,613.8	$529.1	$(1,908.3)	$.6	$(77.6)
Effect of accounting change on prior years (Topic 842-See Note 5)	.1	.1	—	—	—	—
Adjusted beginning balance, January 1, 2019	1,157.7	2,613.9	529.1	(1,908.3)	.6	(77.6)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	247.0	247.0	—	—	—	—
Dividends declared (See Note 7)	(155.0)	(159.1)	4.1	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(19.9)	—	—	(19.9)	—	—
Treasury stock issued	23.5	—	(20.5)	44.0	—	—
Foreign currency translation adjustments	(23.1)	—	—	—	—	(23.1)
Cash flow hedges, net of tax	3.4	—	—	—	—	3.4
Defined benefit pension plans, net of tax	1.5	—	—	—	—	1.5
Stock-based compensation transactions, net of tax	20.7	—	20.7	—	—	—
Ending balance, September 30, 2019	$1,255.6	$2,701.8	$533.4	$(1,884.2)	$.4	$(95.8)

	Nine Months Ended September 30, 2018
	Total Equity	Retained Earnings	Common Stock & Additional Contributed Capital	Treasury Stock	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2018	$1,190.8	$2,511.3	$516.7	$(1,828.3)	$.6	$(9.5)
Effect of accounting change on prior years (Topic 606-See Note 3)	(2.3)	(2.3)	—	—	—	—
Adjusted beginning balance, January 1, 2018	1,188.5	2,509.0	516.7	(1,828.3)	.6	(9.5)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	253.0	252.9	—	—	.1	—
Dividends declared (See Note 7)	(146.2)	(150.2)	4.0	—	—	—
Dividends paid to noncontrolling interest	(.2)	—	—	—	(.2)	—
Treasury stock purchased	(113.2)	—	—	(113.2)	—	—
Treasury stock issued	14.2	—	(16.1)	30.3	—	—
Foreign currency translation adjustments	(50.0)	—	—	—	—	(50.0)
Cash flow hedges, net of tax	(.7)	—	—	—	—	(.7)
Defined benefit pension plans, net of tax	1.5	—	—	—	—	1.5
Stock-based compensation transactions, net of tax	19.1	—	19.1	—	—	—
Ending balance, September 30, 2018	$1,166.0	$2,611.7	$523.7	$(1,911.2)	$.5	$(58.7)

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the components of and changes in each component of accumulated other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2019	$(16.7)	$(7.2)	$(38.3)	$(62.2)
Other comprehensive income (loss)	(32.9)	(3.2)	.1	(36.0)
Reclassifications, pretax [1]	—	1.9	.6	2.5
Income tax effect	—	.1	(.2)	(.1)
Balance, September 30, 2019	$(49.6)	$(8.4)	$(37.8)	$(95.8)

Balance, July 1, 2018	$1.5	$(12.8)	$(37.4)	$(48.7)
Other comprehensive income (loss)	(10.9)	—	(.2)	(11.1)
Reclassifications, pretax [2]	—	.7	.7	1.4
Income tax effect	—	(.1)	(.1)	(.2)
Attributable to noncontrolling interest	(.1)	—	—	(.1)
Balance, September 30, 2018	$(9.5)	$(12.2)	$(37.0)	$(58.7)

[1] 2019 pretax reclassifications are comprised of:
Net sales	$—	$.9	$—	$.9
Cost of goods sold; selling and administrative expenses	—	(.1)	—	(.1)
Interest expense	—	1.1	—	1.1
Other income (expense), net	—	—	.6	.6
Total reclassifications, pretax	$—	$1.9	$.6	$2.5

[2] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(.5)	$—	$(.5)
Cost of goods sold; selling and administrative expenses	—	.2	—	.2
Interest expense	—	1.0	—	1.0
Other income (expense), net	—	—	.7	.7
Total reclassifications, pretax	$—	$.7	$.7	$1.4

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30,
	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(26.5)	$(11.8)	$(39.3)	$(77.6)
Other comprehensive income (loss)	(23.1)	(1.4)	(.2)	(24.7)
Reclassifications, pretax [1]	—	6.1	2.2	8.3
Income tax effect	—	(1.3)	(.5)	(1.8)
Balance, September 30, 2019	$(49.6)	$(8.4)	$(37.8)	$(95.8)

Balance, January 1, 2018	$40.5	$(11.5)	$(38.5)	$(9.5)
Other comprehensive income (loss)	(50.0)	(2.4)	(.1)	(52.5)
Reclassifications, pretax [2]	—	1.5	2.1	3.6
Income tax effect	—	.2	(.5)	(.3)
Balance, September 30, 2018	$(9.5)	$(12.2)	$(37.0)	$(58.7)

[1] 2019 pretax reclassifications are comprised of:
Net sales	$—	$3.3	$—	$3.3
Cost of goods sold; selling and administrative expenses	—	(.5)	—	(.5)
Interest expense	—	3.3	—	3.3
Other income (expense), net	—	—	2.2	2.2
Total reclassifications, pretax	$—	$6.1	$2.2	$8.3

[2] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(2.4)	$—	$(2.4)
Cost of goods sold; selling and administrative expenses	—	.7	—	.7
Interest expense	—	3.2	—	3.2
Other income (expense), net	—	—	2.1	2.1
Total reclassifications, pretax	$—	$1.5	$2.1	$3.6

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

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below.

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$127.0	$—	$127.0
Derivative assets [1] (Note 15)	—	1.5	—	1.5
Diversified investments associated with the Executive Stock Unit Program (ESUP) [1]	38.2	—	—	38.2
Total assets	$38.2	$128.5	$—	$166.7
Liabilities:
Derivative liabilities [1] (Note 15)	$—	$3.8	$—	$3.8
Liabilities associated with the ESUP [1]	37.8	—	—	37.8
Total liabilities	$37.8	$3.8	$—	$41.6

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$159.1	$—	$159.1
Derivative assets [1] (Note 15)	—	1.2	—	1.2
Diversified investments associated with the ESUP [1]	32.7	—	—	32.7
Total assets	$32.7	$160.3	$—	$193.0
Liabilities:
Derivative liabilities [1] (Note 15)	$—	$4.7	$—	$4.7
Liabilities associated with the ESUP [1]	33.7	—	—	33.7
Total liabilities	$33.7	$4.7	$—	$38.4
1 Includes both current and long-term amounts.
There were no transfers between Level 1 and Level 2 for any of the periods presented.
The fair value for fixed rate debt (Level 2) was approximately $57.5 greater than carrying value of $1,585.1 at September 30, 2019 and was approximately $35.3 less than carrying value of $1,090.5 at December 31, 2018.
Items measured at fair value on a non-recurring basis
The primary areas in which we use fair value measurements of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note 10 and evaluating long-term assets (including goodwill) for potential impairment. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs.
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

2019
Fair Value over Carrying Value divided by Carrying Value	September 30, 2019 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$58.7	1.4% - 5.8%	3%	8.0% - 9.5%
50% - 100% [2]	721.0	5.0%	3%	8.5%
101% - 300%	391.4	1.3% - 5.5%	3%	7.5% - 8.0%
301% - 600%	220.9	.2% - 11.1%	3%	8.5%
	$1,392.0	.2% - 11.1%	3%	7.5% - 9.5%

2018
Fair Value over Carrying Value divided by Carrying Value	September 30, 2018 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 100% [3]	$180.9	4.7% - 5.2%	3%	9.0% - 9.5%
101% - 300%	505.7	1.8% - 5.0%	3%	8.5% - 10.0%
301% - 600%	153.7	5.7% - 12.4%	3%	9.0% - 10.0%
	$840.3	1.8% - 12.4%	3%	8.5% - 10.0%
1 This category includes two reporting units:
•The fair value of our Machinery reporting unit exceeded its carrying value by 12%. This unit has $33.2 of goodwill at September 30, 2019.
•The fair value of our Hydraulic Cylinders reporting unit exceeded its carry value by 29%. This reporting unit was acquired in the first quarter of 2018 and has goodwill of $25.5 associated with it.
2 This category includes one reporting unit. The fair value of our Bedding reporting unit exceeded its carrying value by 50% at September 30, 2019 as compared to 198% at September 30, 2018. This decrease was due to the January 2019 ECS acquisition (as discussed in Note 10). At our testing date, the carrying value approximated fair value for the ECS business.
3 The fair value of all reporting units in this category exceeded their carrying values by 90%, except for the Hydraulic Cylinders reporting unit (acquired in the first quarter of 2018), to which carrying value approximated fair value.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of September 30, 2019
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Mar 2021	$159.6	$.8	$.1	$2.7	$.2
Future DKK sales of Polish subsidiary	Mar 2021	20.4	—	—	.2	.1
Future EUR sales of Chinese, Swiss and UK subsidiaries	Mar 2021	30.8	.2	—	—	—
Future MXN purchases of a USD subsidiary	Mar 2021	9.6	.2	—	—	—
Total cash flow hedges			1.2	.1	2.9	.3
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, USD and ZAR) in various countries (CAD, CHF, CNY, GBP, PLN and USD)	Dec 2019	60.8	.2	—	.5	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Sep 2020	11.2	—	—	.1	—
			$1.4	$.1	$3.5	$.3

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2018
			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2020	$164.7	$.5	$.1	$3.8	$.2
Future MXN purchases of a USD subsidiary	Jun 2019	7.9	.1	—	—	—
Future EUR sales of Chinese and UK subsidiaries	Jun 2020	32.3	.2	.1	.1	—
Total cash flow hedges			.8	.2	3.9	.2
Fair value hedges:
Intercompany and third-party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, EUR, GBP, PLN and USD)	Dec 2019	65.8	.1	—	.3	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2019	23.6	.1	—	.3	—
			$1.0	$.2	$4.5	$.2

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income (see Note 13) as well as derivative settlements recorded directly to income or expense.

	Caption in Consolidated Condensed Statements of Operations	Amount of (Gain) Loss Recorded in Income Nine Months Ended September 30,		Amount of (Gain) Loss Recorded in Income Three Months Ended September 30,
		2019	2018	2019	2018
Derivatives designated as hedging instruments
Interest rate cash flow hedges	Interest expense	$3.3	$3.2	$1.1	$1.0
Currency cash flow hedges	Net sales	2.3	(2.7)	.8	.2
Currency cash flow hedges	Cost of goods sold	(1.2)	.4	(.5)	—
Currency cash flow hedges	Other (income) expense, net	.1	—	.1	—
Total cash flow hedges		4.5	.9	1.5	1.2
Fair value hedges	Other (income) expense, net	1.8	.7	1.2	.4

Derivatives not designated as hedging instruments	Other (income) expense, net	.3	—	.2	(.2)
Total derivative instruments		$6.6	$1.6	$2.9	$1.4

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
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $14.1 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of the date of this filing, we have $10.2 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $1.9, $.1 and $3.4, respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil has denied the violations. On December 4, 2015, we filed an action related to the $3.4 assessment ($4.0 with updated interest), in Sorocaba Federal Court. On October 18, 2018, we filed an action related to the $1.9 assessment ($2.9 with updated interest), in Sorocaba Federal Court. The $.1 assessment remains pending at the second administrative level. These actions seek to annul the entire assessments and remain pending.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. On September 4, 2014, the Finance Ministry issued additional assessments regarding this same issue, but covering certain periods of 2011 and 2012. L&P Brazil filed its defenses denying the assessments. L&P Brazil has received aggregate assessments and penalties totaling $1.7 ($2.4 updated with interest) on these denials of tax credit matters. L&P Brazil has denied the violations. Some of these cases have been administratively closed and combined with other actions, while the remaining cases are pending at the administrative level. On September 11, 2017, L&P Brazil received an "isolated penalty" from the Finance Ministry in the amount of $.2 regarding the use of these credits. L&P Brazil filed its defense disputing the penalty. These cases remain pending.
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
On July 1, 2014, the Finance Ministry rendered a preliminary decision alleging that L&P Brazil improperly offset $.1 of social contributions due in 2011. L&P Brazil denied the allegations. L&P Brazil is defending on the basis that the social contribution amounts were correctly offset with tax credits generated by L&P Brazil's use of a correct VAT rate on the sale of mattress innersprings. On December 15, 2015, the Finance Ministry issued an assessment against L&P Brazil in the amount of $.1 for August 2010 through May 2011, as a penalty for L&P Brazil's requests to offset tax credits. We filed our defense denying

LEGGETT & PLATT, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the assessment. On August 8, 2019, the Finance Ministry issued an assessment against L&P Brazil in the amount of $.1 alleging that L&P Brazil improperly offset social contributions due between 2015 and 2016. These cases remain pending.
State of São Paulo, Brazil Cases. The State of São Paulo, Brazil (SSP) on October 4, 2012, issued a Tax Assessment against L&P Brazil in the amount of $1.1 for the tax years 2009 through 2011 regarding the same VAT Rate Dispute but as applicable to the sale of mattress innerspring units in the SSP (SSP VAT Rate Dispute). On June 21, 2013, the SSP converted the Tax Assessment to a tax collection action against L&P Brazil in the amount of $1.5 in Sorocaba Judicial District Court. L&P Brazil has denied all allegations. This case remains pending.
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014 in the amount of $.8 for tax years January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment in an updated amount of $.9. The Court ruled against L&P Brazil on the assessment but lowered the interest amount. The Court of Appeals upheld the unfavorable ruling and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017. The High Court denied our appeal on February 18, 2019. L&P Brazil filed an interlocutory appeal on March 20, 2019. This appeal remains pending.
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
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, in millions, as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Litigation contingency accrual - Beginning of period	$1.9	$.4	$2.1	$—
Adjustment to accruals - expense (income)	.2	2.2	—	2.3
Cash payments	(1.8)	(.3)	(1.8)	—
Litigation contingency accrual - End of period	$.3	$2.3	$.3	$2.3

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
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of September 30, 2019, aggregate reasonably possible (but not probable, and therefore, not accrued) losses in excess of the accruals noted above are estimated to be $15.3, including $14.1 for Brazilian VAT matters disclosed above and $1.2 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $15.3 referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

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
Our Segments
Our operations are comprised of 15 business units in four segments, with approximately 22,000 employees, and 145 production facilities located in 18 countries around the world. Our segments are described below.
Residential Products: This segment supplies a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produces private-label finished mattresses for bedding brands. We also produce or distribute carpet cushion, hard surface flooring underlayment, fabric, and geo components. This segment generated 46% of our total sales during the first nine months of 2019.
Industrial Products: These operations primarily supply steel rod and drawn steel wire to our other operations and to external customers. Our customers use this wire to make mechanical springs and many other end products. This segment generated 12% of our total sales during the first nine months of 2019.
Furniture Products: Operations in this segment supply a wide range of components for residential and work furniture manufacturers, as well as select lines of private-label finished furniture, and adjustable bed bases. This segment contributed 21% of our total sales in the first nine months of 2019.
Specialized Products: From this segment, we supply lumbar support systems, seat suspension systems, motors and actuators, and control cables used by automotive manufacturers. We also produce and distribute tubing and tube assemblies for the aerospace industry and engineered hydraulic cylinders used in the material-handling and construction industries. This segment contributed 21% of our total sales in the first nine months of 2019.
Total Shareholder Return
Total Shareholder Return (TSR), relative to peer companies, is a primary financial measure that we use to assess long-term performance. TSR = (Change in Stock Price + Dividends) ÷ Beginning Stock Price. Our goal is to achieve TSR in the top third of the S&P 500 companies over the long term through an approach that employs four TSR sources: revenue growth, margin expansion, dividends, and share repurchases.
We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. We strongly believe our disciplined growth strategy, portfolio management, and prudent use of capital will support achievement of our goal over time.
In connection with the acquisition of Elite Comfort Solutions, Inc. (ECS), our debt levels increased, and we expect to focus on deleveraging by temporarily limiting share repurchases, reducing other acquisition spending and using operating cash flow to repay debt. The ECS transaction does not change our long-term TSR targets and framework. In the near-term, revenue growth will benefit significantly from the initial impact of the acquisition. Increased interest expense will negatively impact TSR in 2019.  As we pay down the acquisition debt, the corresponding reduction in interest expense should have a positive impact on TSR. The stock buyback component is expected to be slightly negative to our TSR due to the temporary limiting of share repurchases while we focus on deleveraging. Longer-term, the ECS acquisition is expected to benefit all four TSR sources through profitable growth and strong operating cash flow.
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

Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2017 and through the first half of 2018 steel costs inflated, then became relatively stable in the back half of 2018. In the first nine months of 2019, steel costs have been decreasing fairly steadily through the year.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry expanded in the first half of 2018. Although steel scrap costs increased early in 2018, rod prices increased to a much larger degree. Both stabilized by mid-2018. In 2019, although steel prices have been decreasing steadily, a wider than usual metal margin has persisted. Because of these factors, our steel rod mill experienced enhanced profitability in 2018 and the first nine months of 2019.

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol.  The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers, with a lag that varies based on customer contract terms. Our other raw materials include woven and non-woven fabrics and foam scrap. We have experienced changes in the cost of these materials in past years and generally, have been able to pass them through to our customers.

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
Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In 2014, the Department of Commerce (DOC) and the International Trade Commission (ITC) determined that the orders should be extended for five years. In March 2019, the DOC and the ITC initiated a second, expedited sunset review to determine whether to extend the orders for an additional five years. In July, the DOC determined that the revocation of the orders would likely lead to the continuation or recurrence of dumping of innersprings. In September, the ITC determined that revocation of the order would result in material injury to the U.S. innerspring industry and extended the antidumping duty orders for an additional five years, through October 2024.

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

We believe mattresses from China are being imported into the U.S. at low prices that violate our trade laws. In September 2018, we, along with other domestic mattress producers, filed an antidumping petition with the U.S. government on behalf of the mattress industry to attempt to remedy this situation. In November, the ITC made a preliminary determination that there is a reasonable indication that the domestic mattress producers are materially injured by reason of the unfairly priced imported mattresses. In May 2019, the DOC made a preliminary determination which was amended in July, assigning duty rates between 69% - 1,732%. In October, the DOC made a final determination assigning duty rates between 57% - 1,732%. The ITC is expected to make its final determination no later than the first week of December 2019.

Acquisition of Elite Comfort Solutions

On January 16, 2019, we acquired ECS for a cash purchase price of approximately $1.25 billion (the “ECS Acquisition”). ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. ECS forms a separate business unit and operates within the Residential Products segment.

For information on the financing of the ECS acquisition, please see the Commercial Paper Program on page 47.

RESULTS OF OPERATIONS

Discussion of Consolidated Results

Third Quarter:
Sales were $1,239 million in the current quarter, a 14% increase versus the same quarter last year. Acquisitions added 16% to sales growth in the quarter. Same location sales decreased 2%, from 1% lower volume and 1% from the combination of raw material-related selling price deflation and negative currency impact. Business we exited in connection with the 2018 Restructuring Plan reduced sales 4% in the quarter.

Earnings Per Share (EPS) increased to $.74 in the current year, versus $.67 in the third quarter of 2018, primarily from earnings contributions from acquired businesses, lower raw material costs (including LIFO benefit), improved performance in Furniture Products and a lower effective tax rate, partially offset by restructuring-related charges and higher interest expense.
Earnings Before Interest and Taxes (EBIT) increased 16%, to $144 million, primarily from earnings contributions from acquired businesses net of amortization expense, lower raw material costs and improved earnings performance in Furniture Products, partially offset by restructuring-related charges of $4 million and other smaller items.

Nine Months:
Sales were $3,608 million in the first nine months of 2019, a 12% increase versus the same time period last year. Acquisitions added 15% to sales growth in the first nine months of 2019. Same location sales decreased 3%, with volume down 3%. In the first nine months of 2019 sales grew in several businesses including U.S. Spring, Work Furniture and Aerospace, but this was more than offset by planned lower volume in business we exited in connection with the 2018 Restructuring Plan (which reduced sales 3%) and weaker trade demand for steel rod and wire. Raw material-related selling price inflation from increases implemented in late 2018 was offset by a negative currency impact.
EPS was $1.83 for the first nine months of 2019, versus $1.87 in the same period of 2018, with the decrease primarily from restructuring-related charges, volume declines in several businesses, higher interest expense and a higher effective tax rate.
EBIT increased 7%, to $378 million, primarily from lower raw material costs (including LIFO benefit) and earnings contributions from acquired businesses net of amortization expense, partially offset by restructuring-related charges, and volume declines in several businesses.
LIFO/FIFO and the Effect of Changing Prices
The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. Prior to 2019, the LIFO method represented approximately 50% of our inventories. With the acquisition of ECS in January of 2019, LIFO now represents approximately 40% of our inventories, as ECS does not utilize the LIFO method.
With continued deflation of steel cost in 2019, we recognized a LIFO benefit in the third quarter of 2019. The LIFO estimate incorporates certain assumptions about year-end steel prices and inventory levels. Therefore, the LIFO calculation for the full year could be materially different from that currently estimated.
The following table contains the LIFO benefit (or expense) included for each of the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
LIFO benefit (expense)	$18.0	$(24.8)	$7.6	$(6.0)

Net Interest Expense and Income Taxes
2019 net interest expense was $26 million and $10 million higher than the nine and three months ended September 30, 2018, respectively, primarily due to debt increases in early 2019 to fund the ECS acquisition and higher interest rates.
Our worldwide effective tax rate was 22% and 19% for the nine and three months ended September 30, 2019, respectively, compared to 20% and 21% for the same periods last year. Our income tax expense, as a percentage of earnings before income taxes, differs from the statutory federal income tax rate of 21% as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21%	21%	21%	21%
Increases (decreases) in rate resulting from:
Tax effect of foreign operations	(1)	(1)	(1)	(1)
Foreign withholding taxes	1	3	(1)	3
Stock-based compensation	(1)	(1)	(1)	(2)
Tax on global intangible low-taxed income	1	1	1	1
Change in valuation allowance	—	(2)	—	—
Other, net	1	(1)	—	(1)
Effective Tax Rate	22%	20%	19%	21%

For the full year, we anticipate an effective tax rate of approximately 22%, which includes anticipated tax effects associated with Tax Cuts and Jobs Act (TCJA) and certain other expected items, including stock compensation payments, which can fluctuate based on stock price and other factors. Evolving guidance and possible interpretative changes with regard to certain provisions of TCJA could add some volatility to our anticipated tax rate during the remainder of the year. Other factors, such as our overall profitability, the mix of earnings among tax jurisdictions, the type of income earned, business acquisitions and dispositions, the impact of tax audits, the effect of other tax law changes, and prudent tax planning strategies, can also influence our rate.

Discussion of Segment Results
Third Quarter Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change in Sales		% Change in Same Location
			$	%	Sales [1]
Residential Products	$635.6	$449.9	$185.7	41.3%	3.1%
Industrial Products	144.4	173.4	(29.0)	(16.7)	(16.7)
Furniture Products	273.8	298.0	(24.2)	(8.1)	(8.1)
Specialized Products	268.1	254.2	13.9	5.5	5.5
Total	1,321.9	1,175.5	146.4	12.5
Intersegment sales	(82.6)	(84.0)	1.4
Trade sales	$1,239.3	$1,091.5	$147.8	13.5%	(2.2)%

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Residential Products	$53.2	$43.0	$10.2	23.7%	8.4%	9.6%
Industrial Products	22.6	25.2	(2.6)	(10.3)	15.7	14.5
Furniture Products	24.6	14.0	10.6	75.7	9.0	4.7
Specialized Products	44.4	43.5	.9	2.1	16.6	17.1
Intersegment eliminations & other	(.7)	(1.3)	.6
Total	$144.1	$124.4	$19.7	15.8%	11.6%	11.4%

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Depreciation and Amortization (Dollar amounts in millions)
Residential Products	$25.9	$11.4
Industrial Products	2.8	2.6
Furniture Products	3.8	4.3
Specialized Products	10.4	9.8
Unallocated	5.5	5.7
Total	$48.4	$33.8

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $186 million, or 41%, from acquisitions (+38%) and same location sales growth of 3%. Sales volume was up 4%, primarily from growth in U.S. Spring. Raw material-related selling price decreases and a negative currency impact reduced sales 1%.
EBIT increased $10 million, with earnings from the ECS acquisition (net of amortization expense) partially offset by $2 million in restructuring-related charges and other factors.

Industrial Products
Total sales decreased $29 million, or 17%, reflecting volume declines of 12% (from weak trade demand for steel rod and wire) and steel-related selling price decreases of 5%.
The segment’s EBIT decreased $3 million, primarily from lower trade steel rod and wire volume and $1 million in restructuring-related charges, partially offset by a $2 million earnout related to a prior year divestiture.
Furniture Products
Total sales decreased $24 million, or 8%, primarily from our decision to exit Fashion Bed and planned declines in Home Furniture, partially offset by growth in Work Furniture and Adjustable Bed. Raw material-related prior year selling price increases were offset by a negative currency impact.
Segment EBIT increased $11 million, primarily from improved pricing and lower fixed costs as a result of restructuring activities, partially offset by $1 million in restructuring-related charges.
Specialized Products
Total sales increased $14 million, or 6%. Volume was up 7% from growth in Automotive. Currency impact, net of raw material-related price inflation in Hydraulic Cylinders, decreased sales 1%.
EBIT increased $1 million, primarily from higher volume in Automotive, partially offset by underperformance at our French Aerospace operation.

Nine Month Discussion
A description of the products included in each segment, along with segment financial data, appear in Note 4 to the Consolidated Condensed Financial Statements on page 8. A summary of segment results is shown in the following tables.

Sales (Dollar amounts in millions)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change in Sales		% Change in Same Location Sales [1]
			$	%
Residential Products	$1,785.1	$1,296.1	$489.0	37.7%	1.6%
Industrial Products	468.4	496.3	(27.9)	(5.6)	(5.6)
Furniture Products	804.8	877.2	(72.4)	(8.3)	(8.3)
Specialized Products	799.6	798.8	.8	.1	(.9)
Total	3,857.9	3,468.4	389.5	11.2
Intersegment sales	(250.3)	(245.6)	(4.7)
Trade sales	$3,607.6	$3,222.8	$384.8	11.9%	(2.8)%

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change in EBIT		EBIT Margins [2]
EBIT (Dollar amounts in millions)			$	%	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Residential Products	$129.5	$118.0	$11.5	9.7%	7.3%	9.1%
Industrial Products	75.9	47.6	28.3	59.5	16.2	9.6
Furniture Products	51.9	48.3	3.6	7.5	6.4	5.5
Specialized Products	121.6	141.5	(19.9)	(14.1)	15.2	17.7
Intersegment eliminations & other	(.6)	(2.5)	1.9
Total	$378.3	$352.9	$25.4	7.2%	10.5%	11.0%

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Depreciation and Amortization (Dollar amounts in millions)
Residential Products	$75.1	$34.4
Industrial Products	8.2	7.7
Furniture Products	11.8	13.0
Specialized Products	31.0	28.7
Unallocated	18.6	17.2
Total	$144.7	$101.0

[1]	The change in same location sales excludes the effect of acquisitions or divestitures. These are sales that come from the same plants and facilities that we owned one year earlier.

[2]	Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

Residential Products
Total sales increased $489 million, or 38%, mostly due to acquisitions. Same location sales were up 2% and volume was up 1%, with raw material inflation of 2% partially offset by a negative currency impact of 1%.
EBIT increased $11 million, with earnings from the ECS acquisition (net of purchase accounting charges) partially offset by restructuring-related charges, ECS transaction-related costs and other factors.
Industrial Products
Total sales were down $28 million, or 6%, with steel-related selling price increases of 7% offset by lower volume of 13%.
EBIT increased $28 million, primarily from lower steel costs (including LIFO benefit) and improved metal margins at our steel rod mill.

Furniture Products
Total sales decreased $72 million, or 8%. Volume was down 8%, primarily from our decision to exit Fashion Bed and planned declines in Home Furniture, slightly offset by sales growth in Work Furniture and Adjustable Bed. Raw material-related selling price increases of 1% were offset by a negative currency impact of 1%.
Segment EBIT increased $4 million, primarily from improved pricing combined with lower raw material costs (including LIFO benefit) and lower fixed costs as a result of restructuring activities, partially offset by restructuring-related charges.
Specialized Products
Total sales were flat, with same location sales down 1%. Volume increased 1% and raw material-related selling price inflation in Hydraulic Cylinders increased sales 1%, offset by a negative currency impact of 3%.
EBIT decreased $20 million primarily from lower volume and increased investment in Automotive to support long-term growth in the business and underperformance in our French operation in Aerospace.

LIQUIDITY AND CAPITALIZATION

Cash from Operations
Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations. Cash from operations for the nine months ended September 30, 2019 was $417 million, up $166 million from the same period last year, primarily reflecting improved working capital activity. For 2019, we expect cash from operations to exceed $550 million, an increase versus 2018 primarily due to higher earnings and significant non-cash depreciation and amortization expenses related to the ECS acquisition.
We closely monitor our working capital levels and ended the quarter with adjusted working capital at 10.7% of annualized sales. The table below explains this non-GAAP calculation. We eliminate cash, current debt maturities and the current portion of operating lease liabilities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period. As discussed on page 47, substantially all of our cash is held by international operations and may not be immediately available to reduce debt on a dollar-for-dollar basis.

(Amounts in millions)	September 30, 2019	December 31, 2018
Current assets	$1,605	$1,525
Current liabilities	921	816
Working capital	684	709
Cash and cash equivalents	242	268
Current debt maturities and current portion of operating lease liabilities	89	1
Adjusted working capital	$531	$442
Annualized sales [1]	$4,956	$4,188
Working capital as a percent of annualized sales	13.8%	16.9%
Adjusted working capital as a percent of annualized sales	10.7%	10.6%
1 Annualized sales equal 3rd quarter 2019 sales of $1,239 million and 4th quarter 2018 sales of $1,047 million multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
					Three Months Ended	Twelve Months Ended	Three Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018		September 30, 2019	December 31, 2018	September 30, 2018
Trade Receivables	$655.6	$545.3	$600.7	DSO [1]	49	46	51

Inventories	$635.8	$633.9	$634.0	DIO [2]	61	65	67

Accounts Payable	$467.3	$465.4	$428.7	DPO [3]	45	48	46

[1]	Days sales outstanding
a. Quarterly: end of period trade receivables ÷ (quarterly net trade sales ÷ number of days in the period).
b. Annually: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand
a. Quarterly: end of period inventory ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding
a. Quarterly: end of period accounts payable ÷ (quarterly cost of goods sold ÷ number of days in the period).
b. Annually: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

Trade Receivables - Our trade receivables increased $110 million at September 30, 2019 compared to year end, with $70 million attributable to the ECS acquisition. The remaining increase is primarily associated with sales growth, and partially offset by restructuring activities. We do not believe that the increase in days sales outstanding from year end is indicative of a deterioration of the creditworthiness of our customers, or is reasonably likely to materially impact our liquidity position. Rather, we believe the increase is within a reasonable range of change caused by differences in the timing of sales and cash receipts. Sales to international customers, which are predominantly in the Specialized Products segment, typically have longer payment terms. We continue to look for ways to improve speed of customer payments and utilize third-party programs with early payment incentives in certain circumstances.
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

Inventories - Our inventories increased $2 million at September 30, 2019 compared to year end. The ECS acquisition added $61 million and was offset by inventory reductions in selected businesses, primarily related to restructuring activities and steel deflation. Days inventory on hand at September 30, 2019 is favorable as compared to our recent historical range. We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Although additions to inventory reserves in 2019 and 2018 have been impacted by restructuring activities and have been slightly higher than our $8 million three-year average, our reserve balances as a percentage of period-end inventory were consistent with our historical average.

Accounts Payable - Accounts payable increased $2 million at September 30, 2019 compared to year end. Factors affecting this change include $33 million of accounts payable obtained through the ECS acquisition, as well as increased sales.

These increases were partially offset by timing of payments, wind-down activity at restructured locations and steel deflation. Our payment terms did not change meaningfully since year end. We continue to look for ways to optimize payment terms through our significant purchasing power and also utilize third-party services that allow flexible payment options to enhance our DPO.

Uses of Cash
Finance Capital Requirements
In certain of our businesses and product lines, we have minimal excess production capacity, and we are, therefore, investing to support continued growth. In Automotive, we are investing in product, program and strategy development to support long-term growth in the business. In Bedding, we are investing in equipment to support ongoing growth in ComfortCore® innersprings and newer product features such as Quantum® Edge.
We will continue to make investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $160 million in 2019, down from our prior estimate of $180 million. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.
Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions such as the ECS acquisition discussed on page 37, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage). As a reminder, in connection with the acquisition of ECS, our debt levels increased, and we are focused on deleveraging by, among other factors, temporarily reducing other acquisition spending.
In the first quarter of 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion. Additional details about acquisitions are discussed on page 37 and in Note 10 on page 22 to the Consolidated Condensed Financial Statements.
Pay Dividends
Dividends are one of the primary means by which we return cash to shareholders. The cash requirement for dividends in 2019 should approximate $205 million.
In August, we declared a quarterly dividend of $.40 per share, which represented a $.02, or 5.3%, increase versus third quarter of 2018. Our targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges, divestiture gains, litigation accruals and settlement proceeds). Payout for 2019 is expected to be above the target. Continuing our long track record of increasing the dividend remains a high priority. This year marks the Company's 48th annual dividend increase, a record of consecutive dividend increases that only ten S&P 500 companies currently exceed. Leggett & Platt is proud of its dividend record and plans to extend it.
Repurchase Stock
Share repurchases are the other means by which we return cash to shareholders. During the third quarter of 2019, we repurchased .2 million shares of our stock at an average price of $40, primarily surrendered under employee benefit plans. We issued .4 million shares primarily through employee benefit plans and option exercises. At quarter-end, the number of shares outstanding was 131.6 million.

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

Capitalization
The following table presents Leggett’s key debt and capitalization statistics:

(Dollar amounts in millions)	September 30, 2019	December 31, 2018

Total debt excluding revolving credit/commercial paper [3]	$2,068	$1,099
Less: Current maturities of long-term debt [3]	51	1
Scheduled maturities of long-term debt	2,017	1,098
Average interest rates [1]	3.7%	3.6%
Average maturities in years [1]	6.3	6.7
Revolving credit/commercial paper [2]	180	70
Average interest rate on period-end balance outstanding	2.3%	2.6%
Average interest rate during the period (nine months)	2.7%	2.4%
Total long-term debt [3]	2,197	1,168
Deferred income taxes and other liabilities	484	241
Shareholders’ equity and noncontrolling interest	1,256	1,158
Total capitalization	$3,937	$2,567
Unused committed credit:
Long-term	$1,020	$730
Short-term	—	—
Total unused committed credit [2]	$1,020	$730
Current maturities of long-term debt	$51	$1
Cash and cash equivalents	$242	$268

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.
[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at year end 2018 and at the end of the third quarter of 2019 had total authorized program amounts of $800 and $1,200, respectively.

[3]	Total long-term debt and current maturities of long-term debt increased versus year-end 2018 levels primarily to fund the ECS Acquisition.

Commercial Paper Program and Term Loan Financing
In January 2019, we expanded the borrowing capacity under our credit facility from $800 million to $1.2 billion, extended the term to January 2024 and correspondingly increased permitted borrowings under our commercial paper program primarily to finance the ECS Acquisition. The ECS Acquisition was financed through the issuance of approximately $750 million of commercial paper (of which roughly $500 million was subsequently refinanced through the public issuance of 10-year 4.4% notes due 2029) and the issuance of a $500 million five-year Tranche A Term Loan with our current bank group which requires us to pay principal in the amount of $12.5 million each quarter and to pay the remaining principal at maturity. As of September 30, 2019 we had repaid $25 million, as scheduled, on the Tranche A Term Loan. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding related to our commercial paper program were:

(Amounts in millions)	September 30, 2019	December 31, 2018
Total authorized program	$1,200	$800
Commercial paper outstanding (classified as long-term debt)	180	70
Letters of credit issued under the credit agreement	—	—
Total program usage	180	70
Total program available	$1,020	$730
The average and maximum amounts of commercial paper outstanding during the third quarter of 2019 were $315 million and $372 million, respectively. At quarter-end, we had no letters of credit outstanding under the credit facility, but we had issued $45 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term, and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and have the ability to refinance these borrowings on a long-term basis as evidenced by our $1.2 billion revolving credit agreement maturing in 2024 discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

With cash on hand, operating cash flow, our commercial paper program, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock. However, with the acquisition of ECS, we have temporarily realigned our capital allocation priorities and will limit share repurchases and other acquisition spending in order to focus on deleveraging.

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
Accessibility of Cash
At September 30, 2019, we had cash and cash equivalents of $242 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.

During the first nine months of 2019, we were able to utilize $183 million of foreign entity cash to reduce debt. We currently expect to bring back approximately $50 million of additional foreign cash to reduce debt before year-end.

If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $16 million. Due to capital requirements in various jurisdictions, $18 million of this cash is currently inaccessible for repatriation. We repatriated $314 million at little to no added tax cost for the full year 2018.

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

CONTINGENCIES

Machinery and Hydraulic Cylinders Reporting Units' Goodwill

Fair value for our Machinery and Hydraulic Cylinders reporting units exceeded their carrying values by 12% and 29%, respectively, at our June 30, 2019 annual goodwill impairment testing date.

Machinery sales have been adversely impacted by the swift market shifts from traditional bedding to compressed mattresses. The goodwill associated with the Machinery reporting unit was $33 million at September 30, 2019.

We acquired the Hydraulic Cylinders business in the first quarter of 2018, and it has goodwill of $26 million at September 30, 2019. This unit is dependent upon capital spending for material handling equipment, and we have recently seen market softness beginning in the industries served by this reporting unit.

Continued negative market trends may impact future earnings.  If we are not able to achieve projected performance levels, future impairments may be possible.

Potential Sale of Real Estate

Although the potential sale is subject to significant conditions that may change the timing, the amount and whether the sale is completed at all, we have agreed to sell certain real estate associated with restructuring activities in the Furniture Products segment. If the sale is completed, we expect to realize a gain of up to $30 million on this transaction in the first half of 2020.

Customer accounts and notes receivable

Bankruptcy, financial difficulties or insolvency can and has occurred with some of our customers which can impact their ability to pay their debts to us.  We have extended trade credit and other financing to some of these customers in a material amount, particularly in our Bedding group.  Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables and notes based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.

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

Cybersecurity Risks
We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. We have a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cybersecurity Oversight Committee. Members of the Cybersecurity Oversight Committee update the Board quarterly on cyber activity, with procedures in place for interim reporting if necessary.
Although we have not experienced any material cybersecurity incidents, we have enhanced our cybersecurity protection efforts over the last few years. However, even with this expanded protection, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure of confidential information. We cannot be certain that advances in the attacker’s capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by any incident or fail for any extended period of time, then our results of operations could be adversely affected. We may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damage, damage to our competitiveness and negative impact on stock price and long-term shareholder value.

Litigation

Accrual for Litigation Contingencies and Reasonably Possible Losses in Excess of Accruals

We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows. We deny liability in all currently threatened or pending litigation proceedings and believe we have valid bases to contest all claims made against us. At September 30, 2019, our litigation contingency accrual was immaterial (which does not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters). Based on current known facts, aggregate reasonably possible (but not probable, and therefore, not recorded) losses in excess of accruals for litigation contingencies are estimated to be $15 million, including $14 million for Brazilian VAT matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $15 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our litigation contingencies, see Note 16 “Contingencies” on page 33 of the Notes to Consolidated Condensed Financial Statements.

ACCOUNTING STANDARD UPDATES
The FASB has issued accounting guidance effective for the current and future periods. See Note 2 to the Consolidated Condensed Financial Statements on page 6 for a more complete discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate
Substantially all of our debt is denominated in United States dollars. The fair value of fixed rate debt was approximately $58 million greater than carrying value at September 30, 2019 and approximately $35 million less than carrying value at December 31, 2018. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of September 30, 2019 and December 31, 2018, respectively, for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing our interest costs for our notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Investment in Foreign Subsidiaries
We view our investment in foreign subsidiaries as a long-term commitment, and do not hedge translation exposures. This investment may take the form of either permanent capital or notes. Our net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar was $908 million at September 30, 2019, compared to $928 million at December 31, 2018.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: the profitable growth, operating performance and cash flow of ECS; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; LIFO reserve; ITC final determination in the mattress antidumping matter; our ability to deleverage; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill or other asset impairment; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.
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
Readers should review Item 1A Risk Factors in our Form 10-K, filed February 27, 2019 and in this Form 10-Q for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect our future operations or our performance, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known, material risks and uncertainties include the following:

•	uncertainty of the financial performance of the combined Company following completion of the ECS Acquisition;

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

•	uncertainty related to the governing trade provisions between the United States, Mexico and Canada;

•	risks relating to the United Kingdom’s referendum, which calls for its exit from the European Union (commonly known as “Brexit”);

•	the amount and timing of share repurchases;

•	the costs of restructuring-related activities, including our ability to realize gain from the sale of real estate; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The “Quantitative and Qualitative Disclosures About Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Effectiveness of the Company's Disclosure Controls and Procedures
An evaluation as of September 30, 2019 was carried out by the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective, as of September 30, 2019, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in the Company's Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 18, 2018, the Company, along with eight other domestic mattress producers, Corsicana Mattress Company, Elite Comfort Solutions (now a Leggett subsidiary), Future Foam, Inc., FXI, Inc., Innocor, Inc., Kolcraft Enterprises, Inc., Serta Simmons Bedding, LLC, and Tempur Sealy International, Inc., filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in China are unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. In November 2018, the ITC made a preliminary affirmative determination of material injury to the domestic mattress industry in this case. In May 2019, the DOC made a preliminary affirmative determination of dumping which was amended in July, assigning duty rates of 69% - 1,732%. In October 2019, the DOC made a final affirmative determination of dumping at rates between 57% - 1,732%. If the ITC reaches a final determination (expected no later than the first week of December 2019) that the domestic industry has been materially injured by this unfair trade practice, the U.S. government will continue to impose duties on mattresses imported from China at the dumping rate determined by the DOC. No assurance can be given that these determinations will be made, that duties will continue, or as to the amount of any duties.
The information in Note 16 beginning on page 33 of our Notes to Consolidated Condensed Financial Statements is incorporated into this section by reference. For a more complete description of all legal proceedings, reference is made to Footnote U in the Notes to Consolidated Financial Statements in our Form 10-K filed February 27, 2019 and Note 16 in the Notes to Consolidated Condensed Financial Statements in our Form 10-Q filed May 7, 2019 and Form 10-Q filed August 6, 2019.

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
Bankruptcy, financial difficulties or insolvency can and has occurred with some of our customers which can impact their ability to pay their debts to us. We have extended trade credit and other financing to some of these customers in a material amount, particularly in our Bedding Group. Our bad debt reserve contains uncertainties because it requires management to estimate the amount of uncollectible receivables and notes based upon the financial health and payment history of the customer, industry and macroeconomic considerations, and historical loss experience.
Some bedding manufactures and retailers that use or sell our products or our customers’ products may undergo restructurings or reorganizations because of financial difficulty. Also, certain of our customers have filed bankruptcy, and others, from time to time, have become insolvent and/or do not have the ability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us, they may reject their contractual obligations to us under bankruptcy laws or otherwise, or we may have to negotiate significant discounts and/or extend financing terms with these customers.
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
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have, at September 30, 2019, an aggregate litigation contingency accrual that is immaterial. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $15 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $15 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note 16 on page 33 of the Notes to Consolidated Condensed Financial Statements.

Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2019, goodwill and other intangible assets represented $2.2 billion, or 45% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.1 billion, or 22% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.
We review our reporting units for potential goodwill impairment in the second quarter as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in the second quarter of 2019 indicated no goodwill impairments. However, three of our reporting units have fair values in excess of carrying value of less than 100%, and those reporting units are discussed below:
•Fair value for our Machinery reporting unit only exceeded carrying value by approximately 12%. Machinery sales have been adversely impacted by the swift market shifts from traditional bedding to compressed mattresses. The goodwill associated with the Machinery reporting unit was $33 million at September 30, 2019.
•Fair value for our Hydraulic Cylinders reporting unit exceeded carrying value by 29%. We acquired this business in the first quarter of 2018, and it has goodwill of $26 million at September 30, 2019. This reporting unit is dependent upon capital spending for material handling equipment, and we have recently seen market softness beginning in the industries served by this reporting unit. These negative market trends may impact future earnings of this reporting unit.
•Fair value for our Bedding reporting unit exceeded carrying value by 50%. Our first quarter 2019 $1.25 billion acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $721 million at September 30, 2019.
If we are not able to achieve projected performance levels, future impairments (particularly in our Machinery and Hydraulic Cylinders reporting units) may be possible, which would negatively impact our earnings.
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note 6 on page 14 and Note 14 on page 28 of the Notes to Consolidated Condensed Financial Statements.

The United Kingdom's potential withdrawal from the European Union could adversely affect us.
In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as “Brexit.” Currently, there is uncertainty as to whether Brexit will be approved by the UK government, the timing of any approval, or upon what terms Brexit will be approved. The ultimate effect of Brexit on us is difficult to predict, but because we conduct business in the UK and in the EU, the results of Brexit could cause disruptions and create uncertainty to our businesses, including affecting our relationships with customers and suppliers, altering tariffs and currencies, and fluctuating the value of the British Pound and the Euro relative to the U.S. Dollar. Such disruptions and uncertainties could adversely affect our financial condition, results of operations and/or cash flows from operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below is a listing of our purchases of the Company’s common stock by calendar month for the periods presented.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs [2]
July 2019	41,479	$40.18	—	9,968,958
August 2019	60,821	$39.00	—	9,968,958
September 2019	28,924	$42.13	10,683	9,958,275
Total	131,224	$40.06	10,683

[1]
This number includes 120,541 shares that were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company's benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions and forfeitures, all of which totaled 54,375 shares for the third quarter.

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

10.1	Summary Sheet of Executive Cash Compensation, filed August 6, 2019 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.2	Form of Restricted Stock Unit Award Agreement, filed August 6, 2019 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3
Severance Benefit Agreement between the Company and Jeffrey L. Tate, dated August 6, 2019, filed August 6, 2019 as Exhibit 10.11 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4
Separation Agreement between the Company and Jeffrey L. Tate, dated August 6, 2019, filed August 6, 2019 as Exhibit 10.12 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5
Confidentiality Letter Agreement between the Company and Jeffrey L. Tate, dated August 20, 2019, filed August 22, 2019 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

31.1*	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2019.

31.2*	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2019.

32.1*	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2019.

32.2*	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2019.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,**	Inline XBRL Taxonomy Extension Schema.

101.CAL*,**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*,**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*,**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*,**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Denotes filed herewith.
**	Filed as Exhibit 101 to this report are the following formatted in inline XBRL (eXtensible Business Reporting Language):

(i) Consolidated Condensed Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2019 and September 30, 2018; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and September 30, 2018; (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018; and (v) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

DATE: November 5, 2019	By:	/s/ KARL G. GLASSMAN
Karl G. Glassman President and Chief Executive Officer

DATE: November 5, 2019	By:	/s/ JEFFREY L. TATE
Jeffrey L. Tate Executive Vice President and Chief Financial Officer