Form 10-K
period 2019-12-31
LEGGETT & PLATT INC
filed 2020-02-20
CIK 58492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of our common stock on the New York Stock Exchange) on June 28, 2019 was $4,912,200,000.
There were 132,137,026 shares of the registrant’s common stock outstanding as of February 5, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Item 10, and all of Items 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2020.

LEGGETT & PLATT, INCORPORATED—FORM 10-K
FOR THE YEAR ENDED December 31, 2019

Forward-Looking Statements

This Annual Report on Form 10-K and our other public disclosures, whether written or oral, may contain “forward-looking” statements including, but not limited to: profitable growth, operating performance and cash flow; projections of Company revenue, income, earnings, capital expenditures, dividends, capital structure, cash from operations, cash repatriation, restructuring-related costs, tax impacts or other financial items, effective tax rate; maintenance of indebtedness under the commercial paper program; litigation exposure; LIFO reserve; our ability to deleverage; possible plans, goals, objectives, prospects, strategies or trends concerning future operations; statements concerning future economic performance, possible goodwill, intangible or other asset impairments; and the underlying assumptions relating to the forward-looking statements. These statements are identified either by the context in which they appear or by use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should”, "guidance" or the like. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this provision.

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

Readers should review Item 1A Risk Factors in this Form 10-K for a description of important factors that could cause actual events or results to differ materially from forward-looking statements. It is not possible to anticipate and list all risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ materially from forward-looking statements. However, the known material risks and uncertainties include the following:

•	inability to fully realize the benefits of the Elite Comfort Solutions, Inc. (ECS) acquisition;

•
inability to “deleverage” in the expected timeframe, due to increases or decreases in our capital needs, which may vary depending on a variety of factors, including, without limitation, acquisition or divestiture activity and our working capital needs;

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

•	our ability to pass along raw material cost increases through increased selling prices;

•	our ability to maintain necessary supplies, maintain appropriate labor levels and ship finished products to customers due to the coronavirus named COVID-19;

•	a decline in the long-term outlook for any of our reporting units or assets that could result in impairment;

•	price and product competition from foreign (particularly Asian and European) and domestic competitors;

•	our ability to maintain profit margins if our customers change the quantity and mix of our components in their finished goods;

•	our ability to maintain and grow the profitability of acquired companies;

•	adverse changes in foreign currency, customs, shipping rates, political risk, and U.S. or foreign laws, regulations or legal systems (including tax law changes);

•	our ability to realize deferred tax assets on our balance sheet;

•	tariffs imposed by the U.S. government that result in increased costs of imported raw materials and products that we purchase;

•	our ability to maintain the proper functioning of our internal business processes and information systems through technology failures or otherwise;

•	our ability to avoid modification or interruption of our information systems through cybersecurity breaches;

•	the loss of business with one or more of our significant customers;

•	our ability to collect debts due to customer bankruptcy, financial difficulties or insolvency;

•	our borrowing costs and access to liquidity resulting from credit rating changes;

•	business disruptions to our steel rod mill;

•
risks related to operating in foreign countries, including, without limitation, credit risks, increased customs and shipping rates, disruptions related to the availability of electricity and transportation during times of crisis or war, and political instability in certain countries;

•	uncertainty related to the governing trade provisions between the United States, Mexico and Canada;

•	risks relating to the United Kingdom’s exit from the European Union (commonly known as “Brexit”);

•	the amount and timing of share repurchases;

•	the costs of restructuring-related activities, including our ability to realize gain from the sale of real estate;

•	changes or elimination of the London Interbank Offered Rate (“LIBOR”) on our borrowing costs;

•	risks associated with climate change and related regulations;

•	risks associated with environmental, social and governance regulations or requirements; and

•	litigation accruals related to various contingencies including antitrust, intellectual property, product liability and warranty, taxation, environmental and workers’ compensation expense.

PART I

PART I

Item 1. Business.

Summary

Leggett & Platt, Incorporated ("Leggett & Platt," "Company," "we," "us" or "our") was founded as a partnership in Carthage, Missouri in 1883 and was incorporated in 1901. The Company, a pioneer of the steel coil bedspring, has become an international diversified manufacturer that conceives, designs and produces a wide range of engineered components and products found in many homes and automobiles. As discussed below, our operations are organized into 15 business units, which are divided into 10 groups under our four segments: Residential Products; Industrial Products; Furniture Products; and Specialized Products.

See the discussion on page 8 which provides a revised segment structure of the Company effective as of January 1, 2020.

Overview of Our Segments

Residential Products Segment

BEDDING GROUP
U.S. Spring
International Spring
Specialty Foam [1]

FABRIC & FLOORING PRODUCTS GROUP
Fabric Converting
Geo Components
Flooring Products

MACHINERY GROUP
Machinery

1 Formed January 2019 with the acquisition of ECS

Our Residential Products segment began in 1883 with the manufacture of steel coil bedsprings. Today, we supply a variety of components and machinery used by bedding manufacturers in the production and assembly of their finished products, as well as produce private-label finished mattresses for bedding brands and retailers. Our range of products offers our customers a single source for many of their component and finished product needs. We also produce or distribute carpet cushion, hard surface flooring underlayment, fabric, and geo components.
Innovative proprietary products and low cost have made us the largest U.S. manufacturer in many of these businesses. We strive to understand what drives consumer purchases in our markets and focus our product development activities on meeting end-consumer needs. We believe we attain a cost advantage from efficient manufacturing methods, internal production of key raw materials, purchasing leverage, and large-scale production. Sourcing components from us allows our customers to focus on designing, merchandising and marketing their products.

In January 2019, we completed the acquisition of ECS for cash consideration of approximately $1.25 billion. ECS, headquartered in Newnan, Georgia, is a leader in proprietary specialized foam technology, primarily for the bedding and

PART I

furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment.
PRODUCTS
Bedding Group

•	Innersprings (sets of steel coils, bound together, that form the core of a mattress)
•	Proprietary specialty foam for use primarily in bedding and furniture
•	Private-label finished mattresses, often sold compressed and boxed
•	Ready-to-assemble mattress foundations
•	Wire forms for mattress foundations
•	Machines that we use to shape wire into various types of innersprings
Fabric & Flooring Products Group

•	Structural fabrics for mattresses, residential furniture and industrial uses
•	Carpet cushion and hard surface flooring underlayment (made from bonded scrap foam, fiber, rubber and prime foam)
•	Geo components (synthetic fabrics and various other products used in ground stabilization, drainage protection, erosion and weed control)
Machinery Group

•	Quilting machines for mattress covers
•	Industrial sewing/finishing machines
•	Conveyor lines
•	Mattress packaging and glue-drying equipment
CUSTOMERS

•	Manufacturers of finished bedding (mattresses and foundations)
•	Bedding brands and mattress retailers
•	Big box retailers and home improvement centers
•	Flooring retailers and distributors
•	Contractors, landscapers, road construction companies, and government agencies using geo components
•	Manufacturers of upholstered furniture, packaging, filtration and draperies

Industrial Products Segment

WIRE GROUP
Drawn Wire
Steel Rod

PART I

The quality of our products and services, together with low cost, have made Leggett & Platt a leading U.S. supplier of high-carbon drawn steel wire. Our Wire Group operates a steel rod mill with an annual output of approximately 500,000 tons, of which a substantial majority is used by our own wire mills. We have two wire mills that supply virtually all the wire consumed by our other domestic businesses. We also supply steel wire to trade customers that operate in a broad range of markets.
PRODUCTS
Wire Group

•	Drawn wire
•	Steel rod

CUSTOMERS
We used about 70% of our wire output to manufacture our own products in 2019, with the majority going to our bedding components operations.
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
PRODUCTS
Home Furniture Group

•	Steel mechanisms and motion hardware (enabling furniture to recline, tilt, swivel, rock and elevate) for reclining chairs, sofas, sleeper sofas and lift chairs
•	Springs and seat suspensions for chairs, sofas and loveseats

PART I

Work Furniture Group

•	Components and private-label finished goods for collaborative soft seating
•	Bases, columns, back rests, casters and frames for office chairs, and control devices that allow chairs to tilt, swivel and elevate
Consumer Products Group

•	Adjustable beds
•	Fashion beds and bed frames (business exited in 2019)

CUSTOMERS

•	Manufacturers of upholstered furniture
•	Office furniture manufacturers
•	Mattress and furniture retailers
•	Department stores and big box retailers
•	E-commerce retailers

In 2017 and 2018 our Fashion Bed and Home Furniture businesses underperformed expectations primarily from weaker demand and higher raw material costs. Accordingly, we began to exit low margin business, reduce operating costs and eliminate excess capacity. In 2018, we incurred restructuring-related charges of $16 million ($7 million cash and $9 million non-cash) primarily attributable to the Fashion Bed and Home Furniture businesses. In 2019, we incurred an additional $15 million ($8 million cash and $7 million non-cash) in restructuring-related charges primarily attributable to these businesses. The restructuring activity was substantially complete by the end of 2019, including the closure of the Fashion Bed business.

Specialized Products Segment

AUTOMOTIVE GROUP
Automotive

AEROSPACE PRODUCTS GROUP
Aerospace Products

HYDRAULIC CYLINDERS GROUP
Hydraulic Cylinders

Our Specialized Products segment designs, manufactures and sells products including automotive comfort and convenience components, tubing and fabricated assemblies for the aerospace industry, and hydraulic cylinders for the material handling, construction and transportation industries. In our automotive business, our technical capability and deep customer engagement allows us to compete on critical functionality, such as comfort, size, weight and noise. We believe our reliable product development and launch capability, coupled with our global footprint, makes us a trusted partner for our Tier 1 and OEM customers.

PART I

PRODUCTS
Automotive Group

•	Mechanical and pneumatic lumbar support and massage systems for automotive seating
•	Seat suspension systems
•	Motors and actuators, used in a wide variety of vehicle power features
•	Cables
Aerospace Products Group

•	Titanium, nickel and stainless-steel tubing, formed tube and tube assemblies, primarily used in fluid conveyance systems

  Hydraulic Cylinders Group

•	Engineered hydraulic cylinders

CUSTOMERS

•	Automobile OEMs and Tier 1 suppliers
•	Aerospace OEMs and suppliers
•	Mobile equipment OEMs, primarily serving material handling and construction markets

PART I

Revised Segment Structure

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. To reflect how we manage our newly aligned businesses and in conjunction with the change in executive officer leadership, our management organizational structure and all related internal reporting changed effective January 1, 2020. As a result, our segment reporting will change to reflect the new structure beginning with our 2020 first quarter 10-Q. The modified structure will consist of three segments, seven business groups, and 15 business units organized as follows:

Bedding Products [1]	Specialized Products	Furniture, Flooring & Textile Products [2]
BEDDING GROUP	AUTOMOTIVE GROUP	HOME FURNITURE GROUP
Steel Rod	Automotive	Home Furniture
Drawn Wire
U.S. Spring	AEROSPACE PRODUCTS GROUP	WORK FURNITURE GROUP
Specialty Foam	Aerospace Products	Work Furniture
Adjustable Bed
International Spring	HYDRAULIC CYLINDERS	FLOORING & TEXTILE
Machinery	GROUP	PRODUCTS GROUP
	Hydraulic Cylinders	Flooring Products
Fabric Converting
Geo Components
1 The new segment consists of the Residential Products and Industrial Products segments, plus the current Consumer Products Group (which is renamed the Adjustable Bed business unit), minus the Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group)
2 The new segment consists of the Furniture Products segment, plus the Fabric & Flooring Products Group (which is renamed the Flooring & Textile Products Group) minus the Consumer Products Group (which is renamed the Adjustable Bed business unit).

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

Our incentive programs reward return and cash generation, and profitable growth. Senior executives participate in a TSR-based incentive program (based on our performance compared to a group of approximately 300 peers).

For information about our TSR targets, see the discussion under "Total Shareholder Return" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 29.

Disciplined Growth

The expected long-term contribution to TSR from revenue growth is 6-9%. Over the last three years, we generated combined unit volume and acquisition growth of 7% per year on average. We also benefited slightly from commodity inflation, resulting in total revenue growth of 8% per year on average.

PART I

We will continue to make investments to support expansion in current businesses and product lines where sales are growing profitably. We also envision periodic acquisitions that add capabilities in these businesses or provide opportunities to enter more diverse, faster-growing, and higher margin markets. We expect all acquisitions to have a clear strategic rationale, a sustainable competitive advantage, a strong fit with the Company, and be in attractive and growing markets.

Returning Cash to Shareholders

During the past three years, we generated $1.55 billion of operating cash, and we returned much of this cash to shareholders in the form of dividends ($584 million) and share repurchases ($286 million). Our top priorities for use of cash are organic growth (capital expenditures), dividends, and strategic acquisitions. Historically, after funding those priorities, we generally repurchased stock with remaining available cash. Currently, because of the debt level increases in connection with the ECS acquisition, we expect to focus instead on deleveraging by temporarily limiting share repurchases, controlling the pace of acquisition spending, and using operating cash flow to repay debt.

For information about dividends and share repurchases, see the discussion under "Pay Dividends" and "Repurchase Stock" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 43.

Acquisitions

2019

    In January 2019, we completed the acquisition of ECS for cash consideration of approximately $1.25 billion. ECS is a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS operates as a new business unit titled Specialty Foam within the Residential Products segment.

In December 2019, we acquired a manufacturer and distributor of a wide range of geosynthetic fabrics, grids and erosion control products for cash consideration of approximately $21 million. The acquisition is reported in our Geo Components business unit within the Residential Products segment.

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

2017

We acquired three businesses and the remaining interest in a joint venture for total consideration (including cash and stock) of $56 million. The first was a Canadian geosynthetic products distributor and installer for civil engineering and construction applications. The second was a U.S.-based surface-critical bent tube manufacturer supporting our private-label seating strategy in Work Furniture. We also acquired a U.S. manufacturer of rebond carpet cushion. Finally, we acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business.

For more information regarding our acquisitions, please refer to Note S on page 117 of the Notes to Consolidated Financial Statements.

PART I

Divestitures and Discontinued Operations

There were no divestitures in 2019 or 2018. In 2017, we divested our final Commercial Vehicle Products (CVP) business for total consideration of $9 million, and it did not meet the discontinued operations criteria. This business unit was engaged in the manufacture of van interiors, including the racks, shelving and cabinets installed in service vans. Also, in 2017, we completed the sale of real estate formerly associated with this operation, realizing a pretax gain of $23 million.

For further information about divestitures and discontinued operations, see Note C on page 80 of the Notes to Consolidated Financial Statements.

Foreign Operations

The percentages of our trade sales related to products manufactured outside the United States for the previous three years are shown below. Sales by ECS (acquired in January 2019) are not included in 2017 and 2018 in the table below. Substantially all ECS sales are in the United States.

2017 - 37% ; 2018 - 37% ; 2019 - 34%
Our international operations are principally located in Europe, China, Canada and Mexico. Our products in these foreign locations primarily consist of:

Europe

•	Innersprings for mattresses
•	Lumbar and seat suspension systems for automotive seating and actuators for automotive applications
•	Seamless and welded tubing and fabricated assemblies for aerospace applications
•	Select lines of private-label finished furniture
•	Machinery and equipment designed to manufacture innersprings for mattresses
China

•	Lumbar and seat suspension systems for automotive seating
•	Cables, motors, and actuators for automotive applications
•	Recliner mechanisms and bases for upholstered furniture
•	Work furniture components, including chair bases and casters
•	Innersprings for mattresses

PART I

Canada

•	Lumbar supports for automotive seats
•	Fabricated wire for the furniture and automotive industries
•	Work furniture chair controls and bases
Mexico

•	Lumbar and seat suspension systems for automotive seating
•	Adjustable beds
•	Innersprings and fabricated wire for the bedding industry
•	Select lines of private-label finished furniture

Geographic Areas of Operation

As of December 31, 2019, we had 140 manufacturing facilities; 87 located in the U.S. and 53 located in 17 foreign countries, as shown below. We also had various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

	Residential Products	Industrial Products	Furniture Products	Specialized Products
North America
Canada	■		■	■
Mexico	■	■	■	■
United States	■	■	■	■
Europe
Austria				■
Belgium				■
Croatia	■
Denmark	■
France				■
Hungary				■
Italy	■
Poland			■
Switzerland	■
United Kingdom	■			■
South America
Brazil	■
Asia
China	■		■	■
India				■
South Korea				■
Africa
South Africa	■

PART I

Sales by Product Line

The following table shows our approximate percentage of trade sales by product line for the last three years:

Product Line	2019	2018	2017
Bedding Group [1]	32%	21%	21%
Automotive Group	17	19	20
Fabric & Flooring Products Group	16	17	18
Consumer Products Group	9	11	10
Home Furniture Group	8	9	10
Wire Group	6	9	7
Work Furniture Group	6	7	7
Aerospace Products Group	3	4	4
Hydraulic Cylinders Group [2]	2	2	—
Machinery Group	1	1	2
Commercial Vehicle Products Group [3]	—	—	1

1 The Company acquired ECS, a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries, in January 2019.
2 Formed in January 2018 with the acquisition of a manufacturer of hydraulic cylinders.
3 The remaining Commercial Vehicle Products operation was sold in 2017.

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

Raw Materials

The products we manufacture require a variety of raw materials. We believe that worldwide supply sources are readily available for all the raw materials we use. Among the most important are:

•	Various types of steel, including scrap, rod, wire, sheet and stainless
•	Chemicals used in foam production
•	Foam scrap
•	Woven and non-woven fabrics
•	Titanium and nickel-based alloys and other high strength metals
•	Electronic systems

We supply our own raw materials for many of the products we make. For example, we produce steel rod that we make into steel wire, which we then use to manufacture innersprings and foundations for mattresses.

We supply a substantial majority of our domestic steel rod requirements through our own rod mill. Our wire drawing mills supply nearly all of our U.S. requirements for steel wire.

Customer Concentration

We serve thousands of customers worldwide, sustaining many long-term business relationships. In 2019, our largest customer accounted for approximately 5% of our consolidated revenues. Our top 10 customers accounted for

PART I

approximately 34% of these consolidated revenues. The loss of one or more of these customers could have a material adverse effect on the Company as a whole, or on the respective segment in which the customer’s sales are reported, including our Residential Products, Specialized Products and Furniture Products segments.

Patents and Trademarks

The chart below shows the number of patents issued, patents in process, trademarks registered and trademarks in process held by our operations as of December 31, 2019. No single patent or group of patents, or trademark or group of trademarks, is material to our operations as a whole. Substantially all of our patents relate to products manufactured by the Specialized Products, Furniture Products, and Residential Products segments, while over half of our trademarks relate to products manufactured by the Residential Products segment.

1,534 patents issued, 600 patents in process, 1,036 trademarks registered, 114 trademarks in process
The above patents and trademarks include intellectual property acquired with ECS in January 2019 related to the protection of technology around various foam applications. These include specialty polyols and additives that enhance foam performance by reducing heat retention, improving durability and diminishing odor.

Some of our most significant trademarks include:

•	ComfortCore®, Mira-Coil®, VertiCoil®, Quantum®, Nanocoil®, Softech®, Lura-Flex®, Superlastic® and Active Support Technology® (mattress innersprings)
•	Energex® Coolflow® (specialty foam products)
•	Semi-Flex® (box spring components and foundations)
•	Spuhl®and Fides®(mattress innerspring manufacturing machines)
•	Wall Hugger® (recliner chair mechanisms)
•	No-Sag® (wire forms used in seating)
•	LPSense® (capacitive sensing)
•	Hanes® (fabric materials)
•	Schukra® (automotive seating products)
•	Gribetz®and Porter® (quilting and sewing machines)

PART I

Product Development

One of our strongest performing product categories across the Company is ComfortCore®, our fabric-encased innerspring coils used in hybrid and other mattresses.  Our ComfortCore® volume continues to grow, and represented over 55% of our U.S. innerspring units in 2019.  A growing number of our ComfortCore® innersprings contain a feature we call Quantum® Edge.  These are narrow-diameter, fabric-encased coils that form a perimeter around an innerspring set, replacing a rigid foam perimeter in a finished mattress.  In 2019, over 45% of our ComfortCore® innersprings in the U.S. had the Quantum® Edge feature, and Quantum® Edge continues to grow.

With the January 2019 acquisition of ECS, we gained important proprietary technologies in the production of specialty foams, primarily for the bedding and furniture industries.  ECS formulates many of the chemicals and additives used in foam production.  These branded, specialty polyols and additives enhance foam performance by reducing heat retention, improving durability and diminishing odor.  These innovations enable us to create quality mattresses that can be compressed, and we have a significant amount of intellectual property around these specialty chemical formulations.

Many of our other businesses are engaged in product development activities to protect our market position and support ongoing growth.

Employees

At December 31, 2019, we had approximately 22,000 employees, of which 15,700 were engaged in production. Approximately 12,000 were international employees (5,200 in China). Also, 16% of our employees are represented by labor unions that collectively bargain for work conditions, wages or other issues. We did not experience any material work stoppage related to contract negotiations with labor unions during 2019. Management is not aware of any circumstances likely to result in a material work stoppage related to contract negotiations with labor unions during 2020.

7,100 Residential, 7,900 Specialized, 4,800 Furniture, 1,100 Industrial, 900 Corporate/Other
At December 31, 2018, we also had approximately 22,000 employees.

Competition

Many companies offer products that compete with those we manufacture and sell. The number of competing companies varies by product line, but many of the markets for our products are highly competitive. We tend to attract and retain customers through innovation, product quality, competitive pricing and customer service. Many of our competitors

PART I

try to win business primarily on price but, depending upon the particular product, we experience competition based on quality and performance as well. In general, our competitors tend to be smaller, private companies.

We believe we are the largest U.S.-based manufacturer, in terms of revenue, of the following:

•	Bedding components
•	Automotive seat support and lumbar systems
•	Specialty bedding foams and private-label finished mattresses
•	Components for home furniture and work furniture
•	Flooring underlayment
•	Adjustable beds
•	Bedding industry machinery

We continue to face competitive pressure as some of our customers source a portion of their components and finished products from low cost countries. In addition to lower labor rates, competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive, even versus many foreign manufacturers, as a result of our efficient operations, automation, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities.

For information about antidumping duty orders regarding innerspring, steel wire rod and mattress imports, please see "Competition" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 30.

Seasonality

As a diversified manufacturer, we generally have not experienced significant seasonality. However, unusual economic factors in any given year such as inflation and deflation, along with acquisitions and divestitures, can create sales variability and obscure the underlying seasonality of our businesses. Historically, our operating cash flows are stronger in the fourth quarter primarily related to the timing of cash collections from customers and payments to vendors.

Backlog

Our customer relationships and our manufacturing and inventory practices do not create a material amount of backlog orders for any of our segments. Production and inventory levels are geared primarily to the level of incoming orders and projected demand based on customer relationships.

Working Capital Items

We are not required to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure ourselves a continuous allotment of goods from suppliers. In addition, we have not provided rights to return merchandise or extended payment terms to customers where those activities could have a material impact on our business. For additional information regarding working capital items, please see the discussion of "Cash from Operations" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 40.

Government Contracts

The Company does not have a material amount of sales derived from government contracts subject to renegotiation of profits or termination at the election of any government.

PART I

Environmental Regulation

Our operations are subject to federal, state, and local laws and regulations related to the protection of the environment. We have policies intended to ensure that our operations are conducted in compliance with applicable laws and regulations. While we cannot predict policy changes by various regulatory agencies or unexpected operational or other developments, management expects that compliance with these laws and regulations will not have a material adverse effect on our competitive position, capital expenditures, financial condition, liquidity or results of operations.

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

Industry and Market Data

Unless indicated otherwise, the information concerning our industries contained in this Annual Report is based on our general knowledge of and expectations concerning the industries. Our market share is based on estimates using our internal data, data from various industry analyses, internal research, and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness.

Item 1A. Risk Factors.

Investing in our securities involves risk. Set forth below and elsewhere in this report are risk factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. We may amend or supplement these risk factors from time to time by other reports we file with the SEC.

Inability to fully realize the benefit of the ECS acquisition could negatively impact our ability to achieve our anticipated cash flows, results of operations, earnings per share, and stock price.
We completed the acquisition of ECS for a cash purchase price of approximately $1.25 billion in January 2019. Our combined financial performance may not meet expectations due to a variety of factors, some of which may be outside of our control. We may fail to realize the anticipated benefits of the transaction. Moreover, we may experience difficulties and delays in achieving revenue synergies associated with the transaction, or we may not achieve these synergies at all. Our inability to successfully and fully realize the benefits of the ECS acquisition could negatively impact our cash flows, results of operations, earnings per share, and stock price.
Our credit agreement contains covenants that may limit our operational flexibility. Furthermore, if we default on our obligations under the credit agreement, our operations may be interrupted and our business, results of operations and financial condition could be adversely affected.
We entered into the Third Amended and Restated Credit Agreement among us, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”) and twelve other lenders in our bank group (the “Credit Agreement”) in 2018. The Credit Agreement is a five-year multi-currency credit facility providing us the ability, from time to time subject to certain customary conditions, to borrow, repay and re-borrow up to $1.2 billion. The Credit Agreement also provides for a one-time draw of up to $500 million under a five-year term loan facility, which we fully borrowed in January 2019 to

PART I

consummate the ECS acquisition. The Credit Agreement acts as support for the marketability of our commercial paper program.
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
Also, if we fail to comply with the covenants specified in the Credit Agreement, we may trigger an event of default, in which case the lenders would have the right to: (i) terminate their commitment to provide additional loans under the Credit Agreement, and (ii) declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Additionally, our Senior Notes contain cross-default covenants, which could make outstanding amounts under the Senior Notes immediately payable in the event of a material uncured default under the Credit Agreement. If the debt under the Credit Agreement or Senior Notes were to be accelerated, we may not have sufficient cash to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.
Costs of raw materials could negatively affect our profit margins and earnings.
Raw material cost increases (and our ability to respond to cost increases through selling price increases) can significantly impact our earnings. We typically have short-term commitments from our suppliers; accordingly, our raw material costs generally move with the market. When we experience significant increases in raw material costs, we typically implement price increases to recover the higher costs. Inability to recover cost increases (or a delay in the recovery time) can negatively impact our earnings. Conversely, if raw material costs decrease, we generally pass through reduced selling prices to our customers. Reduced selling prices combined with higher cost inventory can reduce our profit margins and earnings.
Steel is our principal raw material. The global steel markets are cyclical in nature and have been volatile in recent years. This volatility can result in large swings in pricing and margins from year to year.
With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol. Our other raw materials include woven and non-woven fabrics and foam scrap. At times, these chemicals and other raw materials are subject to significant fluctuation and may negatively impact our profit margins and earnings.
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
We operate in markets that are highly competitive. We believe that most companies in our lines of business compete primarily on price, but, depending upon the particular product, we experience competition based on quality and performance. We face ongoing pressure from foreign competitors as some of our customers source a portion of their components and finished products from Asia and Europe. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. If we are unable to purchase key raw materials (such as steel) at prices competitive with those of foreign suppliers, our ability to maintain market share, sales, profit margins and earnings could be harmed by foreign competitors.

PART I

The coronavirus named COVID-19, which was first detected in China, could adversely impact our operations’ ability to obtain necessary supplies, maintain appropriate labor levels and ship finished products to customers which could negatively impact our results of operations and cash flow.
Governments and health organizations have identified an outbreak of a respiratory illness caused by a new coronavirus which has been named COVID-19. The World Health Organization has declared the outbreak a global public health emergency. It was first detected in Wuhan City, Hubei Province, China, but has spread within China and to multiple other countries. Chinese officials have instituted a quarantine for parts of central China. We operate facilities in or near the Hubei Province, China which are subject to the quarantine. Since the outbreak, all of our Chinese facilities were temporarily closed for a period of time. Most of these facilities have been reopened. Depending on the progression of the outbreak, our ability to obtain necessary supplies and ship finished products to customers may be partly or completely disrupted not only in our Chinese facilities but globally. Also, our ability to maintain appropriate labor levels could be disrupted. If the coronavirus continues to progress, it could have a material negative impact on our results of operations and cash flow.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2019, goodwill and other intangible assets represented $2.17 billion, or 45% of our total assets. In addition, net property, plant and equipment, operating lease right-of-use assets, and sundry assets totaled $1.11 billion, or 23% of total assets. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings.
We review our reporting units for potential goodwill impairment in the second quarter as part of our annual goodwill impairment testing and more often if an event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill review performed in the second quarter of 2019 indicated no goodwill impairments. However, three of our reporting units had fair value in excess of carrying value of less than 100%, and those units are discussed below.
• Fair value for our Machinery reporting unit only exceeded carrying value by approximately 12%. Machinery sales have been adversely impacted by rapid market shifts from traditional bedding to compressed mattresses. The goodwill associated with the Machinery reporting unit was $33 million at December 31, 2019.
• Fair value for our Hydraulic Cylinders reporting unit exceeded carrying value by 29%. We acquired this business in the first quarter of 2018, and it has goodwill of $26 million at December 31, 2019. This reporting unit is dependent upon capital spending for material handling equipment, and we have seen market softness in the industries served by this reporting unit.
• Fair value for our Bedding reporting unit exceeded carrying value by 50%. Our first quarter 2019 $1.25 billion acquisition of ECS is part of our Bedding reporting unit, and goodwill for our Bedding reporting unit was $723 million at December 31, 2019.
If we are not able to achieve projected performance levels, future impairments (particularly in our Machinery and Hydraulic Cylinders reporting units) may be possible, which would negatively impact our earnings.
For more information regarding potential goodwill and other long-lived asset impairment, please refer to Note D on page 81 of the Notes to Consolidated Financial Statements.
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

PART I

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
The United States government has imposed broad-ranging tariffs on imports of steel and aluminum products. The U.S. has also imposed tariffs on a broad variety of products imported from China. Additional tariffs may be imposed, or current tariffs increased, in the future. Any tariffs that result in increased costs of imported products and materials could require us to increase prices to our domestic customers or, if we are unable to do so, result in lowering our gross margins on products sold. As a result, the tariffs could have a material adverse effect on our results of operations.
We are exposed to litigation contingencies that, if realized, could have a material negative impact on our financial condition, results of operations and cash flows.
Although we deny liability in all currently threatened or pending litigation proceedings and believe that we have valid bases to contest all claims made against us, we have recorded an immaterial aggregate litigation contingency accrual at December 31, 2019. Based on current facts and circumstances, aggregate reasonably possible (but not probable) losses in excess of the recorded accruals for litigation contingencies (which include Brazilian value-added tax and other matters) are estimated to be $15 million. If our assumptions or analyses regarding these contingencies are incorrect, or if facts and circumstances change, we could realize loss in excess of the recorded accruals (and in excess of the $15 million referenced above) which could have a material negative impact on our financial condition, results of operations and cash flows. For more information regarding our legal contingencies, please see Note U on page 121 of the Notes to Consolidated Financial Statements.
We are exposed to foreign currency risk which may negatively impact our competitiveness, profit margins and earnings.
We expect that international sales will continue to represent a significant percentage of our total sales, which exposes us to currency exchange rate fluctuations. In 2019, 34% of our sales were generated by international operations. Certain of our operations experience currency-related gains and losses where sales or purchases are denominated in currencies other than the local currency. Further, our competitive position may be affected by the relative strength of the currencies in countries where our products are sold. Foreign currency exchange risks inherent in doing business in foreign countries may have a material adverse effect on our competitiveness, profit margins and earnings.
Technology failures or cybersecurity breaches could have a material adverse effect on our operations.
We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing of and collections from our customers, and manage the accounting for and payment to our vendors. Technology failures or security breaches of a new or existing infrastructure could create system disruptions or unauthorized disclosure of confidential information. If this occurs, our operations could be disrupted, or we may suffer financial loss because of lost or misappropriated information. Also, we may incur remediation costs, increased cybersecurity protection costs, lost revenues resulting from unauthorized use of proprietary information, litigation and legal costs, reputational damages, damage to our competitiveness, and negative impact on our stock price and long-term shareholder value. We cannot be certain that advances in criminal capabilities will not compromise our technology protecting information systems. If these systems are interrupted or damaged by these events or fail for any extended period of time, then our results of operations could be adversely affected.

PART I

We may not be able to realize deferred tax assets on our balance sheet depending upon the amount and source of future taxable income.
Our ability to realize deferred tax assets on our balance sheet is dependent upon the amount and source of future taxable income. Economic uncertainty or a reduction in the amount of taxable income or a change in the source of taxable income could impact our underlying assumptions on which valuation allowances are established and negatively affect future period earnings and balance sheets.
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
Demand weakness in our markets can lead to lower sales and earnings in our businesses. Several factors, including a weak global economy, low consumer confidence levels, or a depressed housing market could contribute to reduced spending by consumers around the world. Short lead times in most of our markets allow for limited visibility into demand trends. If economic and market conditions deteriorate, we may experience material negative impacts on our sales, operating cash flows and earnings.
Changes in tax laws or challenges to our tax positions could negatively impact our earnings and cash flows.
We are subject to the tax laws and reporting rules of the U.S. (federal, state and local) and several foreign jurisdictions.  Current economic and political conditions make these tax rules (and governmental interpretation of these rules) in any jurisdiction, including the U.S., subject to significant change and uncertainty.  There have been recent proposals, most notably by the Organization for Economic Cooperation and Development, to reform tax laws or change interpretations of existing tax rules.  These proposals, if adopted, could significantly impact how multinational corporations are taxed on their earnings and transactions.  Although we cannot predict whether or in what form these proposals will become law, or how they might be interpreted, such changes could have a material adverse effect on our earnings and cash flows.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (TCJA), which resulted in significant changes to U.S. federal income tax law, including the reduction of the statutory federal income tax rate for corporations and the transition from a worldwide tax system to a modified territorial system. The U.S. Treasury continues to issue guidance relative to certain key aspects of the TCJA and when complete, recognized impacts on the Company could differ materially from our current interpretation of the legislation. Other factors, including actions the Company may take as a result of TCJA, could also have a material adverse effect on earnings and cash flows.
Business disruptions to our steel rod mill, if coupled with an inability to purchase an adequate and/or timely supply of quality steel rod from alternative sources, could have a material negative impact on our Residential Products and Industrial Products segments and Company results of operations.
We purchase steel scrap from third party suppliers.  This scrap is converted into steel rod in our mill in Sterling, Illinois.  Our steel rod mill has annual output of approximately 500,000 tons, a substantial majority of which is used by our two wire mills. Our wire mills convert the steel rod into drawn steel wire.  This wire is used in the production of many of our products, including mattress innersprings.
A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability.  Ongoing trade action by the United States government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or higher cost of steel rod.

PART I

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
Independent rating agencies evaluate our credit profile on an ongoing basis and have assigned ratings for our short-term and long-term debt. With the debt financing of the ECS acquisition, one rating agency lowered our long-term debt credit rating by one notch. Another rating agency has placed our long-term debt rating on negative outlook. If our credit ratings further decline, our borrowing costs could increase, including increased costs under our commercial paper program and costs and fees under our credit facility. Further, our access to future sources of liquidity may be adversely affected.
We are exposed to risks associated with operating in foreign countries that could result in cost increases, reduced profits, the inability to carry on certain foreign operations and may negatively impact our results of operations, financial condition and cash flows.
In 2019, 34% of our sales were generated by international operations.  Further, many of our businesses obtain products, components and raw materials from global suppliers. Accordingly, our business is subject to the political, regulatory, and legislative risks inherent in operating in numerous countries. These laws and regulations are complex and may change.  If the foreign governments adopt or change laws or regulations, this could negatively impact our results of operations, financial condition and cash flows. Our international locations also face risks associated with operating in a foreign country. These risks include:

•	Credit risks
•	Increased costs due to tariffs, customs duties and shipping rates
•	Potential problems obtaining raw materials, and disruptions related to the availability of electricity and transportation during times of crisis or war
•	Inconsistent interpretation and enforcement, at times, of foreign tax laws and regulations, and capital requirements
•	Political instability in certain countries

Our Specialized Products segment, which derives roughly 82% of its trade sales from products manufactured in foreign countries, is particularly subject to the above risks. These and other foreign-related risks could result in cost increases, reduced profits, the inability to carry on certain foreign operations and other adverse effects on our business.
The governing trade provisions between the United States, Mexico and Canada may become less favorable to the Company resulting in increased costs, reduced competitiveness and a negative impact on our results of operations.
On November 30, 2018, the United States, Mexico, and Canada signed the United States-Mexico-Canada Agreement (USMCA), the intended successor agreement to the North American Free Trade Agreement (NAFTA).  Each country must follow its domestic procedures before the agreement can be ratified and take effect. To date, both the United States and Mexico have ratified the agreement, but it is still under consideration by the Canadian Parliament. There is uncertainty as to (i) whether the United States will withdraw from NAFTA, (ii) whether the USMCA will be fully ratified, or (iii) if the United States withdraws from NAFTA, but the USMCA is not ratified, what trade provisions will govern the relationships between the countries.  If the governing trade provisions between the United States, Mexico and Canada become less favorable to the Company, this could increase our costs, reduce our competitiveness and negatively impact our results of operations.
The United Kingdom's withdrawal from the European Union could adversely affect us.
In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the European Union (EU), commonly referred to as “Brexit.” In January 2020, the Withdrawal Agreement Act was passed by the UK Parliament and the Brexit deal was ratified by the EU Parliament. This allowed the UK to formally leave the EU on January 31, 2020, with a transition period through December 31, 2020, while the EU and UK negotiate a trade agreement, among other things. Because we conduct business in the UK and in the EU, the results of Brexit could cause disruptions and create uncertainty to our businesses, including affecting our relationships with customers and suppliers, altering tariffs and currencies, and fluctuating the value of the British Pound and the Euro relative to the U.S. Dollar and other currencies.

PART I

Such disruptions and uncertainties could adversely affect our financial condition, results of operations and/or cash flows from operations.
Changes affecting the availability of LIBOR may have a negative impact on our results of operations.
We have outstanding debt that contains variable interest rates based on LIBOR, which has been subject to regulatory proposals for reform. The U.K. Financial Conduct Authority announced that it intends to stop persuading or requiring banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to be performed differently and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rates replacing LIBOR could affect some of the Company's debt agreements which terminate after 2021. In addition, any changes to benchmark rates may have an impact on our borrowing costs.  These factors could negatively impact our results of operations.

Climate change laws and related regulations could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.
Climate change has received increased attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gas emissions, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit such emissions. Either the enactment of, or change to existing laws and regulations could mandate more restrictive standards or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, additional costs by customers to comply with such laws and regulations could impact their ability to operate at similar levels in certain jurisdictions, which could adversely impact their demand for our products and services. Also, if these laws or regulations impose significant operational restrictions and compliance requirements on us, they could increase costs associated with our operations, including costs for raw materials and transportation. In either event, they could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.
Regulator, shareholder and customer focus on environmental, social and governance responsibility could expose us to additional costs or risks and adversely impact our business, the market value of our stock and our results of operations.
Regulators, shareholders and customers have focused increasingly on the environmental, social and governance practices of companies. This has led to an increase in regulations and may cause us to be subject to additional regulations in the future. Our customers or other interested parties may also require us to implement certain environmental, social or governance procedures or standards before doing or continuing to do business with us. This increased attention on environmental, social and governance practices could have a material adverse effect on our business, the market value of our stock, and our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located in Carthage, Missouri. As of December 31, 2019, we had 140 manufacturing locations, of which 87 were located across the United States and 53 were located in 17 foreign countries. We also had various sales, warehouse and administrative facilities. However, our manufacturing plants are our most important properties.

PART I

Manufacturing Locations by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Products	Industrial Products	Furniture Products	Specialized Products
United States	87	56	4	21	6
China	16	2	—	4	10
Europe	15	6	—	1	8
Canada	8	3	—	2	3
Mexico	8	3	1	2	2
Other	6	3	—	—	3
Total	140	73	5	30	32

For more information regarding the geographic location of our manufacturing facilities refer to “Geographic Areas of Operation” under Item 1 Business on page 11.
Manufacturing Locations Owned or Leased by Segment

	Company- Wide	Subtotals by Segment
Manufacturing Locations		Residential Products	Industrial Products	Furniture Products	Specialized Products
Owned	75	41	5	16	13
Leased	65	32	—	14	19
Total	140	73	5	30	32

Upon the acquisition of ECS in January 2019, we added 13 manufacturing facilities located across the United States, of which five are owned. All of these facilities are held within Residential Products and are included in the above totals.

We lease many of our manufacturing, warehouse and other facilities on terms that vary by lease (including purchase options, renewals and maintenance costs). For additional information regarding lease obligations, see Note L on page 94 of the Notes to Consolidated Financial Statements. Of our 140 manufacturing facilities, none are subject to liens or encumbrances that are material to the segment in which they are reported or to the Company as a whole.

None of our physical properties are, by themselves, material to the Company’s overall manufacturing processes, except for our steel rod mill in Sterling, Illinois, which is reported in Industrial Products. The rod mill consists of approximately 1 million square feet of production space, which we own. It has annual capacity and output of approximately 500,000 tons of steel rod, of which a substantial majority is used by our own wire mills. Our wire mills convert the steel rod into drawn steel wire.  This wire is used in the production of many of our products, including mattress innersprings. A disruption to the operation of, or supply of steel scrap to, our steel rod mill could require us to purchase steel rod from alternative supply sources, subject to market availability.  Ongoing trade actions by the United States government, along with the existence of antidumping and countervailing duty orders against multiple countries, could result in reduced market availability and/or an increase in the cost of steel rod. If we experience a disruption to our ability to produce steel rod in our mill, coupled with a reduction of adequate and/or timely supply from alternative market sources of quality steel rod, we could experience a material negative impact on our Residential Products and Industrial Products segments and the Company's results of operations.

In the opinion of management, the Company’s owned and leased facilities are suitable and adequate for the manufacture, assembly and distribution of our products. Our properties are located to allow timely and efficient delivery of products and services to our diverse customer base. Although our manufacturing facilities are generally operated at relatively high utilization rates, we do have excess production capacity in certain businesses.

PART I

Item 3. Legal Proceedings.

The information in Note U beginning on page 121 of the Notes to Consolidated Financial Statements is incorporated into this section by reference.
In September 2018, the Company, along with eight other domestic mattress producers, Corsicana Mattress Company, Elite Comfort Solutions (now a Leggett subsidiary), Future Foam, Inc., FXI, Inc., Innocor, Inc., Kolcraft Enterprises, Inc., Serta Simmons Bedding, LLC, and Tempur Sealy International, Inc., filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that manufacturers of mattresses in China were unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. In October 2019, the DOC made a final determination assigning duty rates between 57% - 1,732%. In November 2019, the ITC made a unanimous final determination that domestic mattress producers were materially injured by reason of the unfairly priced imported mattresses. The U.S. government will continue to impose duties on mattresses imported from China at the rate determined by the DOC for five years, through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years.

Item 4. Mine Safety Disclosures.

Not applicable.

Supplemental Item. Information About Our Executive Officers.

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K and Item 401(b) of Regulation S-K.

The table below sets forth the names, ages and positions of all executive officers of the Company. Executive officers are normally appointed annually by the Board of Directors.

Name	Age	Position
Karl G. Glassman	61	Chairman and Chief Executive Officer
J. Mitchell Dolloff	54	President and Chief Operating Officer, President—Bedding Products
Jeffrey L. Tate	50	Executive Vice President and Chief Financial Officer
Steven K. Henderson	59	Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products
Scott S. Douglas	60	Senior Vice President, General Counsel & Secretary
Russell J. Iorio	50	Senior Vice President, Corporate Development
Susan R. McCoy	55	Senior Vice President, Investor Relations
Tammy M. Trent	53	Senior Vice President, Chief Accounting Officer

Subject to the severance benefit agreements with Mr. Glassman, Mr. Dolloff, Mr. Tate and Mr. Douglas listed as exhibits to this Report (and other immaterial agreements with other executive officers), the executive officers generally serve at the pleasure of the Board of Directors. Please see Exhibit Index on page 126 for reference to the agreements.

Karl G. Glassman was appointed Chairman of the Board effective January 1, 2020 and continues to serve as Chief Executive Officer since his appointment in 2016. He previously served as President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982.

PART I

J. Mitchell Dolloff was appointed the Company’s President and Chief Operating Officer, President—Bedding Products effective January 1, 2020. He has served the Company as Executive Vice President—Chief Operating Officer since January 1, 2019, President—Specialized Products and Furniture Products from 2017 to 2019, Senior Vice President and President of Specialized Products from 2016 to 2017, Vice President and President of the Automotive Group from 2014 to 2015, President of Automotive Asia from 2011 to 2013, Vice President of Specialized Products from 2009 to 2013, and in various other capacities for the Company since 2000.
Jeffrey L. Tate was appointed Executive Vice President and Chief Financial Officer of the Company effective September 3, 2019. He previously served as Vice President and Business CFO of the Packaging & Specialty Plastics Operating Segment of The Dow Chemical Company since 2017. He served The Dow Chemical Company as Chief Audit Executive from 2012 to 2017, as Division CFO of Performance Products from 2009 to 2012, and Director, Investor Relations from 2006 to 2009. Mr. Tate served Dow Automotive as Global Finance Director from 2003 to 2006, and he served The Dow Chemical Company as Global Finance Manager, Polyurethane Systems from 2000 to 2003 and in various controller and financial analyst positions from 1992 to 2000.
Steven K. Henderson was appointed Executive Vice President, President—Specialized Products and Furniture, Flooring & Textile Products, effective January 1, 2020. Mr. Henderson previously served the Company as Vice President, President—Automotive Group since 2017. He joined the Company after more than 30 years of experience in a variety of leadership positions at Dow Automotive Systems and served as Business President—Automotive Systems since 2009, where he was responsible for the global business, including profit and loss, business strategy, and organizational health.
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
Susan R. McCoy was appointed Senior Vice President, Investor Relations in 2019. She previously served as Vice President, Investor Relations from 2014 to 2019, Staff Vice President, Investor Relations from 2011 to 2014, and Director of Investor Relations from 2002 to 2011. She also served as Due Diligence Manager from 1999 to 2002, Manager of Financial Reporting in 1999 and in various financial capacities since 1986.
Tammy M. Trent was appointed Senior Vice President in 2017 and has served as Chief Accounting Officer since 2015. She previously served as Vice President from 2015 to 2017, and Staff Vice President, Financial Reporting from 2007 to 2015. She has served the Company in various financial capacities since 1998.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (symbol LEG).

Shareholders and Dividends

As of February 5, 2020, we had 8,094 shareholders of record.

Increasing the dividend remains a high priority. In 2019, we increased the quarterly dividend by $.02, or 5.3%, to $.40 per share. For over 30 years, we have generated operating cash in excess of our annual requirement for capital expenditures and dividends. We expect this again to be the case in 2020. We have no restrictions that materially limit our ability to pay such dividends or that we reasonably believe are likely to limit the future payment of dividends. Future dividends will be determined based on our earnings, capital requirements, financial condition, and other factors considered by our Board of Directors. However, our current expectation is to continue paying cash dividends on our common stock at the same or higher rate.

For more information on dividends see "Pay Dividends" in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 43.

Issuer Purchases of Equity Securities

The table below is a listing of purchases of the Company’s common stock by us or any affiliated purchaser during each calendar month of the fourth quarter of 2019.

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
October 2019	138,817	$49.90	14,256	9,944,019
November 2019	12,424	$54.01	6,962	9,937,057
December 2019	—	$—	—	9,937,057
Total	151,241	$50.23	21,218

1 This number includes 130,023 shares which were not repurchased as part of a publicly announced plan or program, all of which were shares surrendered in transactions permitted under the Company’s benefit plans. It does not include shares withheld for taxes on option exercises and stock unit conversions, which totaled 70,582 shares in the fourth quarter.

2 On August 4, 2004, the Board authorized management to repurchase up to 10 million shares each calendar year beginning January 1, 2005. This standing authorization was first reported in the quarterly report on Form 10-Q for the period ended June 30, 2004, filed August 5, 2004, and will remain in force until repealed by the Board of Directors. As such, effective January 1, 2020, the Company was authorized by the Board of Directors to repurchase up to 10 million shares in 2020. No specific repurchase schedule has been established.

PART II

Item 6. Selected Financial Data.

(Unaudited)	2019 [1]	2018 [2]	2017 [3]	2016 [4]	2015 [5]
(Dollar amounts in millions, except per share data)
Summary of Operations
Net Sales from Continuing Operations	$4,753	$4,270	$3,944	$3,750	$3,917
Earnings from Continuing Operations	334	306	294	367	328
(Earnings) Attributable to Noncontrolling Interest, net of tax	—	—	—	—	(4)
Earnings (loss) from Discontinued Operations, net of tax	—	—	(1)	19	1
Net Earnings attributable to Leggett & Platt, Inc. common shareholders	334	306	293	386	325
Earnings per share from Continuing Operations
Basic	2.48	2.28	2.16	2.66	2.30
Diluted	2.47	2.26	2.14	2.62	2.27
Earnings (Loss) per share from Discontinued Operations
Basic	—	—	(.01)	.14	.01
Diluted	—	—	(.01)	.14	.01
Net Earnings (Loss) per share
Basic	2.48	2.28	2.15	2.80	2.31
Diluted	2.47	2.26	2.13	2.76	2.28
Cash Dividends declared per share	1.58	1.50	1.42	1.34	1.26
Summary of Financial Position
Total Assets	$4,816	$3,382	$3,551	$2,984	$2,964
Long-term Debt, including finance leases	$2,067	$1,168	$1,098	$956	$942

All amounts are presented after tax.

[1]
In January 2019 we acquired ECS for approximately $1.25 billion and increased our debt levels as discussed in Note S and Note K to the Consolidated Financial Statements on pages 117 and 93, respectively. Earnings from Continuing Operations for 2019 includes a $13 million charge for restructuring; and a $1 million charge for ECS transaction costs.

[2]
Earnings from Continuing Operations for 2018 includes a $14 million charge for restructuring; $12 million charge for note impairment; $6 million charge for ECS transaction costs; and a $2 million benefit associated with TCJA.

[3]
Earnings from Continuing Operations for 2017 includes a $50 million charge associated with TCJA; $13 million of net gains on sales of a business and real estate; an $8 million tax benefit from a divestiture; a $10 million pension settlement charge; and a $3 million charge for an impairment of a wire business.

[4]
Earnings from Continuing Operations for 2016 includes $16 million of gains on sales of businesses; a $3 million goodwill impairment charge; and a $5 million gain on a foam litigation settlement. Discontinued operations primarily consists of a gain on a foam litigation settlement.

[5]	Earnings from Continuing Operations for 2015 includes $4 million of impairments; $3 million associated with litigation accruals; and an $8 million pension settlement charge.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HIGHLIGHTS

Two substantial activities affected our sales and earnings in 2019. First, in January 2019 we acquired ECS and gained critical capabilities in proprietary foam technology along with scale in the production of private-label finished mattresses. ECS is the largest acquisition in our history, with a purchase price of approximately $1.25 billion. ECS increased sales 13% in 2019 and contributed to our earnings growth over 2018. Second, in late 2018 we initiated restructuring activity, primarily in Fashion Bed and Home Furniture, in order to exit low margin business, reduce operating costs, and eliminate excess capacity (the "2018 Restructuring Plan"). This resulted in the closure of Fashion Bed and the restructuring of our Home Furniture business. In 2019, our sales were reduced 3% by business we exited in connection with the 2018 Restructuring Plan. By the second half of 2019, we began to see an earnings improvement in the Furniture Products segment from restructuring activity.

Sales increased 11% in 2019. Acquisitions, primarily ECS, added 14% to sales. Organic sales (as defined below) were down 3%, on 3% lower volume. Raw material-related selling price increases added 1% to sales, offset by a 1% negative currency impact. Sales growth in most businesses, including U.S. Spring, Automotive, Work Furniture, and Aerospace, was offset primarily by the planned exit of business in Fashion Bed and Home Furniture which reduced sales 3% and weak trade demand for steel rod and wire.

Earnings increased from the non-recurrence of a note impairment charge in 2018 and lower restructuring-related and acquisition-related transaction costs. Earnings further improved from lower raw material costs (including LIFO benefit), the ECS acquisition, and improved earnings performance in our Furniture Products segment.

In 2019, we generated record operating cash flow of $668 million, a $228 million increase over 2018. The improvement was driven by a significant reduction in working capital across the company and strong operating cash generation in many of our businesses, including ECS. We generated more than enough operating cash flow to fund dividends and capital expenditures, something we have accomplished each year for over 30 years.

In January, we expanded the size of our revolving credit facility from $800 million to $1.2 billion, increased permitted borrowings, subject to covenant restrictions, under our commercial paper program in a corresponding amount, and added additional borrowing capacity in the form of a 5-year $500 million term loan primarily to finance the ECS transaction. After completing the ECS acquisition in January 2019, our debt levels increased. We focused on deleveraging in 2019 by limiting share repurchases, controlling the pace of further acquisition spending, and using operating cash flow to repay debt. We expect to further reduce debt levels in 2020. Our financial base remains strong.

We raised the quarterly dividend by 5% in 2019 and extended our record of consecutive annual increases to 48 years. Consistent with our deleveraging plan, share repurchases were limited in 2019. For the full year, we repurchased only 700,000 shares of our stock, primarily surrendered for employee benefit plans.

Portfolio management remains a strategic priority. Over the past several years we have enhanced our business portfolio and improved margins by growing our stronger businesses and exiting or restructuring businesses that consistently struggled to deliver acceptable returns. During 2019 we acquired two businesses: ECS and a small geo components operation. We also continued investing capital to support organic growth opportunities. Total capital expenditures were $143 million, 10% lower than 2018, reflecting a balance of investing for the future and controlling our spending.

We incurred the following restructuring and ECS-related charges in 2019:

(Dollar amounts in millions)	Cash	Non-Cash	Total
Restructuring-related charges	$8	$7	$15
ECS acquisition costs	1	—	1
Total charges	$9	$7	$16

PART II

The restructuring-related charges are primarily attributable to the Fashion Bed and Home Furniture businesses. The restructuring activity is substantially complete.

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
We monitor our TSR performance relative to the S&P 500 on a rolling three-year basis. We believe our disciplined growth strategy, portfolio management, and prudent use of capital will support achievement of our goal over time.
The table below shows the components of our TSR targets. Long-term, accomplishing this level of performance over rolling three-year periods should enable us to consistently attain our top-third TSR goal.

Current Targets
Revenue Growth	6-9%
Margin Increase	1%
Dividend Yield	3%
Stock Buyback	1%
Total Shareholder Return	11-14%

In connection with the acquisition of ECS, our debt levels increased. We are currently focused on deleveraging and are temporarily limiting share repurchases, controlling the pace of acquisition spending and using operating cash flow to repay debt. The ECS transaction did not change our long-term TSR targets and framework. In the near-term, revenue growth will benefit significantly from the initial impact of the acquisition. At the same time, increased interest expense from the transaction negatively impacted TSR in 2019.  As we pay down the acquisition debt, the corresponding reduction in interest expense should have a positive impact on TSR. The stock buyback component is expected to be slightly negative to TSR due to the temporary limiting of share repurchases while we focus on deleveraging. Longer-term, the ECS acquisition is expected to benefit all four TSR sources through profitable growth and strong operating cash flow.
Senior executives participate in an incentive program with a three-year performance period based on two equal measures: (i) our TSR performance compared to the performance of a group of approximately 300 peers, and (ii) the Company or segment Earnings Before Interest and Taxes (EBIT) Compound Annual Growth Rate (CAGR).

Customers

We serve a broad suite of customers, with our largest customer representing approximately 5% of our sales in 2019. Many are companies whose names are widely recognized. They include bedding, residential and office furniture producers, automotive OEM and Tier 1 manufacturers, and a variety of other companies.

Organic Sales

This report contains the sales metric organic sales which we calculate identically to same location sales as used in our prior reports.  We calculate organic sales as net sales excluding sales attributable to acquisitions and divestitures

PART II

consummated within the last twelve months.  Management uses the metric, and it is useful to investors, as supplemental information to analyze our underlying sales performance from period to period in our legacy businesses.

Major Factors That Impact Our Business

Many factors impact our business, but those that generally have the greatest impact are market demand, raw material cost trends, and competition.

Market Demand

Market demand (including product mix) is impacted by several economic factors, with consumer confidence being the most significant. Other important factors include disposable income levels, employment levels, housing turnover, and interest rates. All of these factors influence consumer spending on durable goods, and therefore affect demand for our products and components. Some of these factors also influence business spending on facilities and equipment, which impacts approximately one quarter of our sales.

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

Steel is our principal raw material. At various times in past years, we have experienced significant cost fluctuations in this commodity. In most cases, the major changes (both increases and decreases) were passed through to customers with selling price adjustments. Over the past few years we have seen varying degrees of inflation and deflation in U.S. steel pricing. In 2017 and through the first half of 2018 steel costs inflated, then became relatively stable in the back half of 2018. In 2019, steel costs decreased through most of the year.
As a producer of steel rod, we are also impacted by changes in metal margins (the difference in the cost of steel scrap and the market price for steel rod). Metal margins within the steel industry expanded in the first half of 2018. Although steel scrap costs increased early in 2018, rod prices increased to a much larger degree. Both stabilized by mid-2018. In 2019, although steel prices decreased through the year, a wider than usual metal margin persisted. Because of these factors, our steel rod mill experienced enhanced profitability in 2018 and 2019.

With the acquisition of ECS, we now have greater exposure to the cost of chemicals, including TDI, MDI, and polyol.  The cost of these chemicals has fluctuated at times, but ECS has generally passed the changes through to its customers, with a lag that varies based on customer contract terms. In 2019, ECS experienced a negative effect on sales due to chemical deflation. Our other raw materials include woven and non-woven fabrics and foam scrap. We have experienced changes in the cost of these materials in past years and generally, have been able to pass them through to our customers.

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

PART II

We continue to face pressure from foreign competitors as some of our customers source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We typically remain price competitive in most of our business units, even versus many foreign manufacturers, as a result of our highly efficient operations, automation, vertical integration in steel and wire, logistics and distribution efficiencies, and large scale purchasing of raw materials and commodities. However, we have also reacted to foreign competition in certain cases by selectively adjusting prices, developing new proprietary products that help our customers reduce total costs and shifting production offshore to take advantage of lower input costs.
Since 2009, there have been antidumping duty orders on innerspring imports from China, South Africa and Vietnam, ranging from 116% to 234%.  In September 2019, the Department of Commerce (DOC) and the International Trade Commission (ITC) concluded a second sunset review, and determined the orders should be extended for an additional five years, through October 2024; at which time, the DOC and ITC will conduct a third sunset review to determine whether to extend the orders for an additional five years.

Antidumping and countervailing duty cases filed by major U.S. steel wire rod producers have resulted in the imposition of antidumping duties on imports of steel wire rod from Brazil, China, Belarus, Indonesia, Italy, Korea, Mexico, Moldova, Russia, South Africa, Spain, Trinidad & Tobago, Turkey, Ukraine, United Arab Emirates, and the United Kingdom, ranging from 1% to 757%, and countervailing duties on imports of steel wire rod from Brazil, China, Italy and Turkey, ranging from 3% to 193%. In June 2019, the ITC and DOC initiated a third sunset review to determine whether to extend the orders on Brazil, Indonesia, Mexico, Moldova, and Trinidad & Tobago for an additional five years, and, in December 2019, the ITC and DOC initiated a first sunset review to determine whether to extend the orders on China for an additional five years. Duties will continue through December 2022 for Belarus, Italy, Korea, Russia, South Africa, Spain, Turkey, Ukraine, United Arab Emirates, and the United Kingdom. At that time the DOC and the ITC will conduct a sunset review to determine whether to extend those orders for an additional five years.

In September 2018, the Company, along with other domestic mattress producers, filed petitions with the DOC and the ITC alleging that manufacturers of mattresses in China were unfairly selling their products in the United States at less than fair value (dumping) and seeking the imposition of duties on mattresses imported from China. In October 2019, the DOC made a final determination assigning duty rates between 57% to 1,732%. In November 2019, the ITC made a unanimous final determination that domestic mattress producers were materially injured by reason of the unfairly priced imported mattresses. An antidumping order on imports of Chinese mattresses will remain in effect for five years, through December 2024, at which time the DOC and ITC will conduct a sunset review to determine whether to extend the order for an additional five years. See Item 3 Legal Proceedings on page 24 for more information.

Acquisition of ECS

On January 16, 2019, we acquired ECS for a cash purchase price of approximately $1.25 billion. ECS, headquartered in Newnan, Georgia, is a leader in specialized foam technology, primarily for the bedding and furniture industries. With 16 facilities across the United States, ECS operates a vertically-integrated model, developing many of the chemicals and additives used in foam production, producing specialty foam, and manufacturing private-label finished products. These innovative specialty foam products include finished mattresses sold through both traditional and online channels, mattress components, mattress toppers and pillows, and furniture foams. ECS has a diversified customer mix and a strong position in the high-growth compressed mattress market segment. ECS formed a separate business unit and reported within the Residential Products segment in 2019.

For information on the financing of the ECS acquisition, please see the Commercial Paper Program on page 46.

Change in Segment Reporting in 2020

Our reportable segments are the same as our operating segments, which also correspond with our management organizational structure. To reflect how we manage our newly aligned businesses and in conjunction with the change in executive officer leadership, our management organizational structure and all related internal reporting changed effective

PART II

January 1, 2020. As a result, the composition of our segments also changed to reflect the new structure. For information on the change in our segment reporting structure, please see Item 1 Business, Revised Segment Structure on page 8.

RESULTS OF OPERATIONS—2019 vs. 2018

Sales increased 11% in 2019. Acquisitions, primarily ECS, added 14% to sales. Organic sales were down 3%, on 3% lower volume. Raw material-related selling price increases added 1% to sales, offset by a 1% negative currency impact. Sales growth in most businesses, including U.S. Spring, Automotive, Work Furniture, and Aerospace, was offset primarily by the planned exit of business in Fashion Bed and Home Furniture which reduced sales 3% and weak trade demand for steel rod and wire.

Earnings increased from the non-recurrence of a note impairment charge in 2018 and lower restructuring-related and acquisition-related transaction costs. Earnings further improved from lower raw material costs (including LIFO benefit), the ECS acquisition, and improved earnings performance in our Furniture Products segment. Further details about our consolidated and segment results are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2019, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net sales:
Year ended December 31, 2018	$4,270
Approximate volume losses	(112)	(3)%
Approximate raw material-related inflation and currency impact	(22)	—
Organic sales	(134)	(3)
Acquisition sales growth	617	14
Year ended December 31, 2019	$4,753	11%
Earnings:
(Dollar amounts, net of tax)
Year ended December 31, 2018	$306
Lower restructuring-related charges ($14 in 2018; $13 in 2019)	1
Lower ECS transaction costs ($6 in 2018; $1 in 2019)	5
Non-recurrence of note impairment	12
Other items, including contribution from ECS, lower raw material costs (including LIFO benefit) and improved earnings in Furniture Products partially offset by higher interest expense and higher taxes	10
Year ended December 31, 2019	$334
2018 Earnings Per Diluted Share (continuing operations)	$2.26
2019 Earnings Per Diluted Share (continuing operations)	$2.47
   1 Calculations impacted by rounding

Full-year sales grew 11%, to $4.75 billion, and organic sales decreased 3%. Volume declined 3%, with gains in most of our businesses, including U.S. Spring, Automotive, Work Furniture, and Aerospace, more than offset by the planned exit of business in Fashion Bed and Home Furniture which reduced sales 3% and weak trade demand for steel rod and wire. Raw material-related selling price inflation from increases implemented in late 2018 were offset by a negative currency impact. Acquisitions contributed 14% to sales growth.

As indicated in the table above, earnings increased from the non-recurrence of a note impairment charge in 2018 and lower restructuring-related and acquisition-related transaction costs. Operationally, earnings improved primarily from

PART II

lower raw material costs (including LIFO benefit), the ECS acquisition, and improved earnings performance in Furniture Products from the 2018 Restructuring Plan.

LIFO Impact

Approximately 40% of our inventories are valued on the LIFO method. These are primarily our domestic, steel-related inventories. In 2019, decreasing steel costs resulted in a full-year pretax LIFO benefit of $32 million. In 2018, increasing steel costs resulted in a full-year pretax LIFO expense of $31 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 73.

Interest and Income Taxes

Net interest expense in 2019 was higher by $30 million primarily due to debt increases in early 2019 to fund the ECS acquisition.
Our worldwide effective income tax rate was 22.4% in 2019, compared to 20.4% in 2018. The following table reflects how our effective income tax rate differs from the statutory federal income tax rate. See Note O to the Consolidated Financial Statements on page 110 for additional details.

	Year Ended December 31
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.4	.9
Tax effect of foreign operations	(1.6)	(.7)
Global intangible low-taxed income	2.2	.7
Current and deferred foreign withholding taxes	1.2	3.8
Deemed repatriation of foreign earnings	—	(.3)
Deferred tax revaluation	(.1)	(.1)
Stock-based compensation	(1.1)	(.8)
Change in valuation allowance	.4	(2.0)
Change in uncertain tax positions, net	(.3)	(.3)
Other permanent differences, net	(.3)	(1.4)
Other, net	(.4)	(.4)
Effective tax rate	22.4%	20.4%

Segment Results

In the following section we discuss 2019 sales and EBIT (earnings before interest and taxes) for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note G to the Consolidated Financial Statements on page 86.

(Dollar amounts in millions)	2019	2018	Change in Sales		% Change Organic
			$	%	Sales [1]
Sales
Residential Products	$2,344	$1,721	$623	36%	1%
Industrial Products	595	662	(67)	(10)	(10)
Furniture Products	1,069	1,156	(87)	(8)	(8)
Specialized Products	1,070	1,059	11	1	—
Total segment sales	5,078	4,598	480
Intersegment sales elimination	(325)	(328)	3
Trade sales	$4,753	$4,270	$483	11%	(3)%

	2019	2018	Change in EBIT [4]		EBIT Margins [2]
			$	%	2019	2018
EBIT
Residential Products	$171	$133	$38	28%	7.3%	7.7%
Industrial Products	98	68	30	43	16.4	10.3
Furniture Products	73	50	23	48	6.9	4.3
Specialized Products	171	189	(18)	(10)	15.9	17.8
Intersegment eliminations & other	—	(3)	3
Total EBIT	$513	$437	$76	18%	10.8%	10.2%

	2019	2018
Depreciation and Amortization
Residential Products	$104	$47
Industrial Products	11	10
Furniture Products	18	17
Specialized Products	42	39
Unallocated [3]	17	23
Total Depreciation and Amortization	$192	$136

1 This is the change in sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Residential Products discussion below for a reconciliation of the change in total segment sales to organic sales.

2 Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

3 Unallocated consists primarily of depreciation and amortization on non-operating assets.

4 Calculations impacted by rounding.

Residential Products

Total sales grew 36%. Acquisitions added 35% to sales. Organic sales increased 1% with growth in U.S. Spring, European Spring and Geo Components offset by lower sales in other businesses, primarily Flooring Products and Machinery. Raw material-related selling price increases were offset by a negative currency impact.

PART II

EBIT increased $38 million, primarily from earnings from the ECS acquisition (including $45 million of amortization expense and a $5 million non-recurring charge related to acquired inventories) and the non-recurrence of a $16 million non-cash impairment charge related to a note receivable in the fourth quarter of 2018.

 Industrial Products

Total sales in Industrial Products decreased 10%. Volume was down 13% from weak trade demand for steel rod and wire. Raw material-related selling price increases added 3% to sales.

EBIT increased $29 million, primarily from lower raw material costs (including LIFO benefit) partially offset by lower trade steel rod and wire volume.

Furniture Products

Total sales in Furniture Products decreased 8%. Volume decreased 8%, primarily from our decision to exit Fashion Bed and planned declines in Home Furniture, partially offset by growth in Work Furniture. Raw material-related selling price increases were offset by a negative currency impact.
EBIT increased $24 million, primarily from improved pricing and lower fixed costs attributable to restructuring activity and lower restructuring-related charges ($10 million in 2019 versus $15 million in 2018).

Specialized Products

In Specialized Products, total sales were up 1% from the PHC acquisition in early 2018. Organic sales were flat. Volume increased 2% from growth in Automotive and Aerospace. Currency impact, net of raw material-related selling price increases in Hydraulic Cylinders, decreased sales 2%.

EBIT decreased $18 million, with earnings from higher sales offset by higher operating costs in Aerospace and Hydraulic Cylinders, negative currency impact, and investment to support future growth in Automotive.

Results from Discontinued Operations

There was no significant discontinued operations activity in 2019 or 2018. For further information about discontinued operations, see Note C to the Consolidated Financial Statements on page 80.

RESULTS OF OPERATIONS—2018 vs. 2017

Sales increased 8% in 2018, from growth in volume, raw material-related selling price inflation, and currency impact. Acquisitions, net of divestitures completed in 2017, added 2% to sales. Sales growth came primarily from content gains and new program awards in Automotive, market share and content gains in Bedding, growth in Adjustable Bed and raw material-related selling price increases. Several other businesses, including Work Furniture, Aerospace, and International Spring contributed to sales growth.

Earnings from continuing operations increased from the non-recurrence of charges in 2017 associated with the Tax Cuts and Jobs Act (TCJA), and despite restructuring-related and impairment charges incurred in 2018. Earnings further improved primarily from improved metal margins at our steel rod mill and higher sales. However, these improvements were largely offset by higher raw material costs (including LIFO expense), the lag associated with passing along ongoing inflation, and weak performance in a few of our businesses. This led us to initiate restructuring activity late in 2018, primarily in Fashion Bed and Home Furniture, where we exited low margin business, reduced operating costs, and eliminated excess capacity. Further details about our consolidated and segment results are discussed below.

Consolidated Results (continuing operations)

The following table shows the changes in sales and earnings from continuing operations during 2018, and identifies the major factors contributing to the changes.

(Dollar amounts in millions, except per share data)	Amount	% [1]
Net sales:
Year ended December 31, 2017	$3,944
Divestitures	(25)	(1)%
2017 sales excluding divestitures	3,919
Approximate volume gains	99	3
Approximate raw material-related inflation and currency impact	145	3
Organic sales	244	6
Acquisition sales growth	107	3
Year ended December 31, 2018	$4,270	8%
Earnings from continuing operations:
(Dollar amounts, net of tax)
Year ended December 31, 2017	$294
Restructuring-related charges	(14)
Note impairment	(12)
ECS transaction costs	(6)
TCJA impact	2
Non-recurrence of TCJA impact, net	50
Non-recurrence of pension settlement charge	10
Non-recurrence of real estate gain	(15)
Non-recurrence of divestiture tax benefit	(8)
Non-recurrence of divestiture loss	2
Non-recurrence of impairment of small operation	3
Other items offset	—
Year ended December 31, 2018	$306
2017 Earnings Per Diluted Share (continuing operations)	$2.14
2018 Earnings Per Diluted Share (continuing operations)	$2.26
  1 Calculations impacted by rounding

Full-year sales grew 8%, to $4.27 billion, and organic sales increased 6%. Volume grew 3%, with gains in Automotive, Bedding, Adjustable Bed, Work Furniture, and Aerospace partially offset by declines in other businesses, primarily Home Furniture, Fashion Bed, and Flooring Products. Raw material-related selling price increases and currency impact added 3%. Acquisitions, net of 2017 divestitures, contributed 2% to sales growth.

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

PART II

LIFO Impact

Prior to the ECS acquisition, approximately 50% of our inventories were valued on the LIFO method. These were primarily our domestic, steel-related inventories. In 2018, increasing steel costs resulted in a full-year pretax LIFO expense of $31 million. In 2017, increasing steel costs resulted in a full-year pretax LIFO expense of $19 million.

For further discussion of inventories, see Note A to the Consolidated Financial Statements on page 73.

 Interest and Income Taxes

Net interest expense in 2018 was higher by $17 million, primarily due to the issuance of $500 million of new debt in the fourth quarter of 2017, higher rates on commercial paper, and additional consideration for a prior year acquisition (see Note S to the Consolidated Financial Statements on page 117). 2018's interest expense also includes $3 million of financing-related charges incurred in connection with the ECS acquisition.
Our worldwide effective income tax rate on continuing operations was 20.4% in 2018, compared to 32.0% in 2017. Our tax rate was significantly impacted by the enactment of TCJA in the fourth quarter of 2017, which reduced the statutory federal income tax rate from 35% in 2017 to 21% in 2018.
The following table reflects how our effective income tax rate from continuing operations differs from these statutory federal income tax rates. See Note O to the Consolidated Financial Statements on page 110 for additional details.

	Year Ended December 31
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	.9	1.0
Tax effect of foreign operations	(.7)	(8.8)
Global intangible low-taxed income	.7	—
Current and deferred foreign withholding taxes	3.8	3.5
Deemed repatriation of foreign earnings	(.3)	15.6
Deferred tax revaluation	(.1)	(6.0)
Stock-based compensation	(.8)	(2.0)
Tax benefit for outside basis in subsidiary	—	(1.8)
Change in valuation allowance	(2.0)	(.4)
Change in uncertain tax positions, net	(.3)	(.6)
Domestic production activities deduction	—	(1.2)
Other permanent differences, net	(1.4)	(1.6)
Other, net	(.4)	(.7)
Effective tax rate	20.4%	32.0%

At December 31, 2017, we recorded certain provisional amounts related to TCJA in accordance with Staff Accounting Bulletin (SAB) 118. We refined this estimate in 2018, and recorded measurement period adjustment benefits related to the deemed repatriation tax and our deferred tax revaluation. In aggregate, these adjustment items decreased our effective tax rate by .4% in 2018. At December 31, 2018, our accounting was finalized with respect to the SAB 118 provisional amounts recorded at December 31, 2017.

 Segment Results

In the following section we discuss 2018 sales and EBIT for each of our segments. We provide additional detail about segment results and a reconciliation of segment EBIT to consolidated EBIT in Note G to the Consolidated Financial Statements on page 86.

(Dollar amounts in millions)	2018	2017	Change in Sales		% Change Organic
			$	%	Sales [1]
Sales
Residential Products	$1,721	$1,639	$82	5%	4%
Industrial Products	662	546	116	21	21
Furniture Products	1,156	1,113	43	4	4
Specialized Products	1,059	943	116	12	6
Total segment sales	4,598	4,241	357
Intersegment sales elimination	(328)	(297)	(31)
Trade sales	$4,270	$3,944	$326	8%	6%

	2018	2017	Change in EBIT		EBIT Margins [2]
			$	%	2018	2017
EBIT
Residential Products	$133	$184	$(51)	(28)%	7.7%	11.2%
Industrial Products	68	21	47	226	10.3	3.8
Furniture Products	50	81	(31)	(39)	4.3	7.3
Specialized Products	189	196	(7)	(3)	17.8	20.8
Intersegment eliminations & other	(3)	1	(4)
Pension settlement charge	—	(15)	15
Total EBIT	$437	$468	$(31)	(7)%	10.2%	11.9%

	2018	2017
Depreciation and Amortization
Residential Products	$47	$46
Industrial Products	10	10
Furniture Products	17	16
Specialized Products	39	31
Unallocated [3]	23	23
Total Depreciation and Amortization	$136	$126

1 This is the change in sales not attributable to acquisitions or divestitures in the last 12 months. Refer to the Residential Products and Specialized Products discussions below for a reconciliation of the change in total segment sales to organic sales.

2 Segment margins are calculated on total sales. Overall company margin is calculated on trade sales.

3 Unallocated consists primarily of depreciation and amortization on non-operating assets.

Residential Products

Total sales grew 5%, from a 4% increase in organic sales (due to raw material-related selling price increases) and 1% from acquisitions. Volume was flat, with growth in U.S. Spring, European Spring and Geo Components offset by lower sales in other businesses, primarily Flooring Products.

PART II

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

Furniture Products

Total sales in Furniture Products grew 4%. Volume increased 2%, with growth in Adjustable Bed and Work Furniture, partially offset by declines in Home Furniture and Fashion Bed. Raw material-related selling price increases and currency impact added 2% to sales growth.
EBIT decreased $31 million, $15 million from restructuring-related charges and the remainder primarily from higher steel costs (including LIFO expense), promotional activity, and lower overhead recovery.

Specialized Products

In Specialized Products, total sales grew 12%. Organic sales increased 6% from volume gains in Automotive and Aerospace, and currency benefits. The PHC acquisition added 9% and was partially offset (3%) by 2017’s CVP divestiture.

EBIT decreased $7 million despite higher sales because of the non-recurrence of a $23 million gain on the sale of real estate offset by a $3 million loss from the CVP divestiture in 2017.

Results from Discontinued Operations

There was no significant discontinued operations activity in 2018 or 2017. For further information about discontinued operations, see Note C to the Consolidated Financial Statements on page 80.

LIQUIDITY AND CAPITALIZATION

In 2019, we generated $668 million in cash from operations, a $228 million increase over 2018. Our operations provided more than enough cash to fund both capital expenditures and dividend payments, something we have accomplished each year for over 30 years. We expect this to again be the case in 2020.

We continued investing capital to support organic growth opportunities. Total capital expenditures in 2019 were $143 million, 10% lower than 2018, reflecting a balance of investing for the future and controlling our spending. We raised the quarterly dividend by 5% and extended our record of consecutive annual increases to 48 years. In keeping with our deleveraging plan, we repurchased only 700,000 shares of our stock during the year, primarily surrendered for employee benefit plans.

In January 2019, we increased the size of our revolving credit facility from $800 million to $1.2 billion, correspondingly increased permitted borrowing, subject to covenant restrictions, under our commercial paper program, and added additional borrowing capacity in the form of a $500 million 5-year term loan primarily to finance the ECS transaction.

After completing the ECS transaction our debt levels increased. We focused on deleveraging in 2019 by limiting share repurchases, controlling the pace of further acquisition spending, and using operating cash flow to repay debt. We expect to further reduce debt levels in 2020.

Cash from Operations

Cash from operations is our primary source of funds. Earnings and changes in working capital levels are the two factors that generally have the greatest impact on our cash from operations.

Cash from operations-2017 $444 million, 2018 $440 million, 2019 $668 million
Cash from operations increased $228 million in 2019, primarily from a significant reduction in working capital across the company and strong operating cash generation in many of our businesses, including ECS.

PART II

We closely monitor our working capital levels and we ended 2019 with working capital at 13.3% and adjusted working capital at 9.9% of annualized sales.1 The table below explains this non-GAAP calculation. We eliminate cash and current debt maturities from working capital to monitor our operating efficiency and performance related to trade receivables, inventories, and accounts payable. We believe this provides a more useful measurement to investors since cash and current maturities can fluctuate significantly from period to period.

(Dollar amounts in millions)	2019	2018
Current assets	$1,538	$1,525
Current liabilities	928	816
Working capital	610	709
Cash and cash equivalents	248	268
Current debt maturities and current portion of operating lease liabilities	90	1
Adjusted working capital	$452	$442
Annualized sales [1]	$4,580	$4,188
Working capital as a percent of annualized sales	13.3%	16.9%
Adjusted working capital as a percent of annualized sales	9.9%	10.6%

1 Annualized sales equal 4th quarter sales ($1,145 million in 2019 and $1,047 million in 2018) multiplied by 4. We believe measuring our working capital against this sales metric is more useful, since efficient management of working capital includes adjusting those net asset levels to reflect current business volume.

Three Primary Components of our Working Capital

	Amount (in millions)				Days
	2019	2018	2017		2019	2018	2017
Trade Receivables	$564	$545	$522	DSO [1]	43	46	45

Inventories	637	634	571	DIO [2,4]	63	65	65

Accounts Payable	463	465	430	DPO [3,4]	46	48	47

[1]	Days sales outstanding: ((beginning of year trade receivables + end of period trade receivables) ÷ 2) ÷ (net trade sales ÷ number of days in the period).

[2]	Days inventory on hand: ((beginning of year inventory + end of period inventory) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[3]	Days payables outstanding: ((beginning of year accounts payable + end of period accounts payable) ÷ 2) ÷ (cost of goods sold ÷ number of days in the period).

[4]
2017 ratios have been retrospectively adjusted to reflect the adoption of ASU 2017-07 that resulted in reclassifications between "Cost of goods sold" and "Selling and administrative expenses" into "Other expense (income), net."

Trade Receivables - Our trade receivables increased by $19 million at December 31, 2019 compared to prior year. Acquisitions added $74 million (primarily ECS), leaving a net decrease of $55 million on the balance of the trade receivables portfolio.  Sales growth was offset by restructuring activities and changes in the timing of sales and cash receipts.  In addition, a dedicated focus on improving collection techniques has proven effective in business units that typically have longer payment terms, including a greater participation by certain customers in programs with incentives for early payment offered by third parties. We had approximately $40 million and $15 million of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2019 and 2018, respectively.
Although we recorded a $16 million reserve ($15 million on a note receivable and $1 million for a trade accounts receivable) in the fourth quarter of 2018 regarding a customer that was experiencing financial problems, we have seen favorable trends in the number of trade accounts that require a reserve over the last few years. Our annual provision for losses on trade accounts receivable has averaged $2 million for the last three years. On the balance sheet, our allowance for doubtful trade receivables as a percentage of our net trade receivables has approximated 1% for the same time period.

PART II

We obtain credit applications, credit reports, bank and trade references, and periodic financial statements from our customers to establish credit limits and terms as appropriate. We monitor all accounts for possible loss. In cases where a customer’s payment performance or financial condition begins to deteriorate or in the event of a customer bankruptcy, we tighten our credit limits and terms and make appropriate reserves based upon the facts and circumstances for each individual customer.

Inventories - Our inventories increased $3 million at December 31, 2019 compared to the prior year. Acquisitions added $63 million (primarily ECS), which was offset by focused inventory reductions, restructuring activities and steel deflation (including LIFO reserves). Days inventory on hand at December 31, 2019 is favorable as compared to our recent historical range. We believe we have established adequate reserves for any slower-moving or obsolete inventories. We continuously monitor our slower-moving and potentially obsolete inventory through reports on inventory quantities compared to usage within the previous 12 months. We also utilize cycle counting programs and complete physical counts of our inventory. When potential inventory obsolescence is indicated by these controls, we will take charges for write-downs to maintain an adequate level of reserves. Although additions to inventory reserves in 2019 and 2018 were impacted by restructuring activities, our reserve balances as a percentage of period-end inventory have remained consistent at 4% for the last three years.

Accounts Payable - Our accounts payable decreased $2 million at December 31, 2019 compared to the prior year. Acquisitions added $37 million (primarily ECS), which was offset by wind-down activity at restructured locations, increased focus on inventory level reductions, and steel deflation. Our payment terms did not change meaningfully during 2019. We continue to look for ways to optimize payment terms through our significant purchasing power and also utilize third-party services that allow flexible payment options to enhance our DPO.

Uses of Cash

Finance Capital Requirements

Capital expenditures-2017 $159 million, 2018 $160 million, 2019 $143 million
We intend to make investments to support expansion in businesses and product lines where sales are profitably growing, for efficiency improvement and maintenance, and for system enhancements. We expect capital expenditures to approximate $160 million in 2020. Our employee incentive plans emphasize returns on capital, which include net fixed assets and working capital. This emphasis focuses our management on asset utilization and helps ensure that we are investing additional capital dollars where attractive return potential exists.

Our long-term, 6-9% annual revenue growth objective envisions periodic acquisitions. We are seeking strategic acquisitions, and we are looking for opportunities to enter new growth markets (carefully screened for sustainable competitive advantage). As a reminder, in connection with the acquisition of ECS our debt levels increased, and we are focused on deleveraging by, among other factors, controlling the pace of acquisition spending.

PART II

In 2017, we acquired three businesses and the remaining interest in a joint venture for total consideration of $56 million (cash and stock). The first, a Canadian distributor and installer of geosynthetic products expanded the geographic scope and capabilities of our Geo Components business. The second is a U.S. manufacturer of surface-critical bent tube components which supports the private-label finished seating strategy in our Work Furniture business. The third is a U.S. producer of rebond carpet underlay which added to our production capacity and expanded the geographic footprint in our Flooring Products business. Finally, we acquired the remaining 20% of an Asian joint venture in our Work Furniture business.

In 2018, we acquired three businesses for total consideration of $109 million. The first is Precision Hydraulic Cylinders (PHC), a leading global manufacturer of engineered hydraulic cylinders primarily for the materials handling market. The second and third are both operations in our Geo Components business: a small producer of geo components, and a manufacturer and distributor of innovative home and garden products that can be found at many major retailers.

In 2019, we acquired two businesses for total consideration of $1.27 billion. In January 2019, we acquired ECS, a leader in the production of proprietary specialized foam used primarily for the bedding and furniture industries, for total consideration of approximately $1.25 billion. In December 2019, we acquired a small manufacturer and distributor of geosynthetic fabrics, grids and erosion control products in our Geo Components business unit.

Additional details about acquisitions can be found in Note S to the Consolidated Financial Statements on page 117.

Pay Dividends

Dividends Paid-2017 $186 million, 2018 $194 million, 2019 $205 million; Dividends Declared-2017 $1.42, 2018 $1.50, 2019 $1.58
Dividends are the primary means by which we return cash to shareholders. The cash requirement for dividends in 2020 should approximate $220 million.
Our targeted dividend payout ratio is approximately 50% of adjusted EPS (which excludes special items such as significant tax law impacts, impairment charges, restructuring-related charges and gains from sales of assets or businesses). Continuing our long track record of increasing the dividend remains a high priority. In 2019, we increased the quarterly dividend by $.02, or 5.3%, to $.40 per share. 2019 marked the Company's 48th consecutive annual dividend increase, a record that only ten S&P 500 companies currently exceed. Leggett & Platt is proud of its dividend record and plans to extend it.

PART II

Repurchase Stock

Stock Repurchases, net-2017 $155 million, 2018 $108 million, 2019 $7 million
Share repurchases are the other means by which we return cash to shareholders. During the last three years, we repurchased a total of 7 million shares of our stock and issued 5 million shares (through employee benefit plans and stock option exercises), reducing outstanding shares by 1%. In 2019, we repurchased 700,000 shares (at an average price of $44.20) and issued 2 million shares.

Our long-term priorities for use of cash remain: fund organic growth, pay dividends, fund strategic acquisitions, and repurchase stock with available cash. With the increase in leverage from our acquisition of ECS, as previously discussed, we are prioritizing debt repayment after funding organic growth and dividends, and as a result, are temporarily limiting share repurchases and controlling the pace of acquisition spending. We have been authorized by the Board to repurchase up to 10 million shares each year, but we have established no specific repurchase commitment or timetable.

PART II

Capitalization

This table presents key debt and capitalization statistics at the end of the three most recent years.

(Dollar amounts in millions)	2019	2018	2017

Total debt excluding revolving credit/commercial paper	$2,056	$1,099	$1,252
Less: Current maturities of long-term debt	51	1	154
Scheduled maturities of long-term debt	2,005	1,098	1,098
Average interest rates [1]	3.6%	3.6%	3.6%
Average maturities in years [1]	6.0	6.7	6.9
Revolving credit/commercial paper [2]	62	70	—
Weighted average interest rate on year-end balance	2.0%	2.6%	—%
Average interest rate during the year	2.6%	2.4%	1.4%
Total long-term debt	2,067	1,168	1,098
Deferred income taxes and other liabilities	509	241	286
Equity	1,313	1,158	1,191
Total capitalization	$3,889	$2,567	$2,575
Unused committed credit: [2]
Long-term	$1,138	$730	$800
Short-term	—	—	—
Total unused committed credit	$1,138	$730	$800

Cash and cash equivalents	$248	$268	$526

[1]	These rates include current maturities, but exclude commercial paper to reflect the averages of outstanding debt with scheduled maturities. The rates also include amortization of interest rate swaps.

[2]
The unused committed credit amount is based on our revolving credit facility and commercial paper program which, at the end of 2017 and 2018, had $800 million of borrowing capacity. In January 2019, we expanded the size of our revolving credit facility from $800 million to $1.2 billion and correspondingly increased permitted borrowings, subject to covenant restrictions, under our commercial paper program primarily to finance the ECS transaction.

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

In July 2018, we retired $150 million of 4.4% notes at maturity.

In January 2019, we increased the size of our revolving credit facility from $800 million to $1.2 billion (and increased permitted borrowings, subject to covenant restrictions, under our commercial paper program in a corresponding amount), and added additional borrowing capacity in the form of the five-year term loan facility in the amount of $500 million, all primarily to finance the ECS acquisition. We pay quarterly principal installments of $12.5 million through the maturity date of January 2024, at which time we will pay the remaining principal. Additional principal payments, including a complete early payoff, are allowed without penalty.

In March 2019, we issued $500 million aggregate principal amount of notes that mature in 2029. The notes bear interest at a rate of 4.4% per year, with interest payable semi-annually beginning on September 15, 2019. The net proceeds of these notes were used to repay a portion of the commercial paper indebtedness incurred to finance the ECS acquisition.

PART II

Commercial Paper Program

We can raise cash by issuing commercial paper through a program that is backed by our revolving credit facility with a syndicate of 13 lenders. In January 2019, we increased the size of our revolving credit facility from $800 million to $1.2 billion, extended the term to 2024 and correspondingly increased permitted borrowings, subject to covenant restrictions, under our commercial paper program primarily to finance the ECS transaction. The credit facility allows us to issue letters of credit totaling up to $125 million. When we issue letters of credit under the facility, we reduce our available credit and commercial paper capacity by a corresponding amount. Amounts outstanding at year-end related to our commercial paper program were:

(Dollar amounts in millions)	2019	2018	2017
Total program authorized	$1,200	$800	$800
Commercial paper outstanding (classified as long-term debt)	62	70	—
Letters of credit issued under the credit facility	—	—	—
Total program usage	62	70	—
Total program available	$1,138	$730	$800

The average and maximum amounts of commercial paper outstanding during 2019 were $399 million and $924 million, respectively. During the fourth quarter, the average and maximum amounts outstanding were $181 million and $216 million, respectively. At year end, we had no letters of credit outstanding under the credit facility, but we had issued $42 million of stand-by letters of credit under other bank agreements to take advantage of better pricing. Over the long term and subject to our capital needs, market conditions and alternative capital market opportunities, we expect to maintain the indebtedness under the program by continuously repaying and reissuing the commercial paper notes until such time as the outstanding notes are replaced with long-term debt. We view the notes as a source of long-term funds and have classified the borrowings under the commercial paper program as long-term borrowings on our balance sheet. We have the intent to roll over such obligations on a long-term basis and the ability to refinance these borrowings on a long-term basis as discussed above. However, we expect that our commercial paper balances may increase or decrease in the short term due to acquisition or divestiture activity and our working capital needs.

With cash on hand, operating cash flow, our commercial paper program, and our ability to obtain debt financing, we believe we have sufficient funds available to repay maturing debt, as well as support our ongoing operations, pay dividends, fund future growth, and repurchase stock. However, with the acquisition of ECS, we intend to temporarily realign our capital allocation priorities to limit share repurchases and control the pace of acquisition spending in order to focus on deleveraging to our long-term leverage target.

Our revolving credit facility and certain other long-term debt obligations contain restrictive covenants, of which we are comfortably in compliance. The covenants limit: (a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in the revolving credit facility) for the trailing four fiscal quarters must not exceed 4.25 to 1.00, with a single step-down to 3.50 to 1.00 on March 31, 2020, (b) the amount of total secured debt to 15% of our total consolidated assets, and (c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets.

At December 31, 2019, we had approximately $1.1 billion unused borrowing capacity under the revolving credit facility. As consolidated EBITDA changes, our effective borrowing capacity increases or decreases. However, the credit facility permits additional borrowing for acquisitions based on the EBITDA of the business being acquired. When the leverage ratio is reduced to 3.50 to 1.00 on March 31, 2020, we anticipate our borrowing capacity under the revolving credit facility, for non-acquisition purposes, will be reduced. Based on our consolidated EBITDA and debt levels at December 31, 2019, reducing the leverage ratio from 4.25 to 1.00 to 3.50 to 1.00 would have reduced our borrowing capacity from $1.1 billion to $575 million. However, this may not be indicative of the actual borrowing capacity at March 31, 2020, which may be materially different depending on our consolidated EBITDA and debt levels at that time. The Company believes that it has, and will continue to have, access to adequate liquidity and borrowing capacity to meet its needs. For more information about long-term debt, please see Note K to the Consolidated Financial Statements on page 93.

PART II

Accessibility of Cash

At December 31, 2019, we had cash and cash equivalents of $248 million primarily invested in interest-bearing bank accounts and in bank time deposits with original maturities of three months or less. Substantially all of these funds are held in the international accounts of our foreign operations.

During 2019, we were able to utilize $279 million of foreign entity cash to reduce debt.

If we were to immediately bring back all our foreign cash to the U.S. in the form of dividends, we would pay foreign withholding taxes of approximately $18 million. Due to capital requirements in various jurisdictions, approximately $49 million of this cash was inaccessible for repatriation at year end. In 2018 and 2017, we brought back cash of $314 million and $116 million, respectively, at little to no added tax cost.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual cash obligations and commitments at December 31, 2019:

		Payments Due by Period [5]
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollar amounts in millions)
Long-term debt ¹	$2,114	$50	$399	$672	$993
Finance leases	4	1	2	1	—
Operating leases	197	46	77	44	30
Purchase obligations ²	463	454	7	2	—
Interest payments ³	482	75	142	118	147
Deferred income taxes	214	—	—	—	214
Other obligations (including pensions and net reserves for tax contingencies) [4]	175	2	31	33	109
Total contractual cash obligations	$3,649	$628	$658	$870	$1,493

[1]
The long-term debt payment schedule presented above could be accelerated if we were not able to make the principal and interest payments when due. We are focused on deleveraging by temporarily limiting share repurchases, controlling the pace of acquisition spending, and using operating cash flow to repay debt.

[2]	Purchase obligations primarily include open short-term (30-120 days) purchase orders that arise in the normal course of operating our facilities.

[3]	Interest payments assume debt outstanding remains constant with amounts at December 31, 2019 and at rates in effect at the end of the year.

[4]
Other obligations include our net reserves for tax contingencies in the "More Than 5 Years" column because these obligations are long-term in nature and actual payment dates cannot be specifically determined. Other obligations also include a $33 million long-term deemed repatriation tax payable and our current estimate of $2 million for minimum contributions to defined benefit pension plans.

[5]	Less Than 1 Year (due in 2020), 1-3 Years (due in 2021 and 2022), 3-5 Years (due in 2023 and 2024) and More Than 5 Years (due in 2025 and beyond).

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

We provide additional details regarding our significant accounting policies in Note A to the Consolidated Financial Statements on page 73.

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

Judgment is required in the two-step model. We estimate fair value using a combination of:

(a) A discounted cash flow model that contains uncertainties related to the forecast of future results, as many outside economic and competitive factors can influence future performance. Revenue growth, cost of sales, and appropriate discount rates are the most critical estimates in determining enterprise values using the cash flow model.

(b) The market approach using price to earnings ratios for comparable publicly traded companies that operate in the same or similar industry and with characteristics similar to the reporting unit. Judgment is required to determine the appropriate price to earnings ratio.

The June 2019 review indicated no goodwill impairments. However, three of our reporting units had fair values in excess of carrying value of less than 100% as discussed in Note D to the Consolidated Financial Statements on page 81. At December 31, 2019, we had $1.4 billion of goodwill.

We had no goodwill impairments in 2019 or 2018 and recognized goodwill impairments of $1 million in 2017 associated with the exit of two small operations that were evaluated for impairment when they were classified as held for sale.

Information regarding material assumptions used to determine if a goodwill impairment exists can be found in Note A and Note D to the Consolidated Financial Statements on pages 73 and 81, respectively.

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

These impairments are unpredictable. Impairments did not exceed $8 million per year in any of the last three years.

At December 31, 2019, net property, plant and equipment was $831 million, net intangible assets other than goodwill was $764 million, and operating right-of-use assets was $159 million.

Inventory Reserves
We reduce the carrying value of inventories to reflect an estimate of net realizable value for slow-moving (i.e., not selling very quickly) and obsolete inventory.

Generally a reserve is required when we have more than a 12-month supply of the product.

The calculation also uses an estimate of the ultimate recoverability of items identified as slow-moving based upon historical experience.

If we have had no sales of a given product for 12 months, those items are generally deemed to be obsolete with no value and are written down completely.

Finally, costs for approximately 40% of our inventories (consisting primarily of our domestic steel related inventories) are determined using the last-in, first-out (LIFO) method, which produces a cost that is lower than net realizable value.

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

At December 31, 2019, the reserve for obsolete and slow-moving inventory was $25 million (approximately 4% of inventories). This is consistent with the reserves at December 31, 2018 and 2017, representing approximately 4% of inventories.

Although additions to inventory reserves in 2019 and 2018 were impacted by restructuring activities (see Note F to the Consolidated Financial Statements on page 84), our reserve balances as a percentage of period-end inventory have remained consistent, and we do not expect significant changes to our historical obsolescence levels.

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

Over the past five years, we have incurred, on average, $8 million annually for costs associated with workers’ compensation. Average year-to-year variation over the past five years has been approximately $1 million. At December 31, 2019, we had accrued $30 million to cover future self-insurance liabilities.

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
We believe we have established adequate reserves on our riskier customer accounts. Although we recorded a $16 million reserve ($15 million on a note receivable and $1 million for a trade accounts receivable) in 2018 for a customer in our Residential Products segment that is experiencing financial difficulty and liquidity problems, we have experienced favorable trends in the number of trade accounts that require a reserve over the last few years.
The average annual amount of bad debt expense associated with customer trade accounts receivable was less than $2 million (significantly less than 1% of annual net sales) over the last three years. At December 31, 2019, our allowances for doubtful trade accounts receivable were $9 million (less than 2% of our trade receivables of $574 million).

PART II

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Pension Accounting
For our pension plans, we must estimate the cost of benefits to be provided (well into the future) and the current value of those benefit obligations.

In 2017, we completed an annuity purchase transaction for pensioners that were currently receiving a small monthly benefit. Please see Note N to our Consolidated Financial Statements on page 106.

The pension liability calculation contains uncertainties because it requires management's judgment. Significant assumptions used to measure our pension liabilities and pension expense annually include:
 - the discount rate used to calculate the present value of future benefits
 - an estimate of expected return on pension assets based upon the mix of investments held (bonds and equities)
 - certain employee-related factors, such as turnover, retirement age and mortality. Mortality assumptions represent our best estimate of the duration of future benefit payments at the measurement date. These estimates are based on each plan's demographics and other relevant facts and circumstances
 - the rate of salary increases where benefits are based on earnings

Each 25 basis point decrease in the discount rate increases pension expense by $.6 million and increases the plans’ benefit obligation by $8.5 million.

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

Legal contingencies are related to numerous lawsuits and claims described in Note U to the Consolidated Financial Statements on page 121.

During the three-year period ended December 31, 2019, we recorded expense of $5 million ($3 million for continuing operations and $2 million in discontinued operations).

There were no material uninsured individual claims during the three-year period ending December 31, 2019.

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

Our effective tax rate is also impacted by changes in tax laws, the current mix of earnings by taxing jurisdiction, and the results of current tax audits and assessments. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (TCJA), which resulted in significant changes to U.S. federal income tax law affecting the Company. Current and expected impacts are based on our ongoing analysis of the legislation, including authoritative guidance which has been issued such as final and newly proposed regulations.

At December 31, 2019 and 2018, we had $15 million and $14 million, respectively, of net deferred tax assets on our balance sheet primarily related to net operating losses and other tax carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against them.

Changes in U.S. and foreign tax laws could impact assumptions related to the taxation and repatriation of certain foreign earnings.

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
Acquisitions
When acquisitions occur, we value the assets acquired, liabilities assumed, and any noncontrolling interest in acquired companies at estimated acquisition date fair values. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain.

The purchase price allocation for business acquisitions contains uncertainties because it requires management's judgment. Determining fair value of identifiable assets, particularly intangibles, requires management to make estimates, which are based on all available information. Critical estimates include the timing and amount of future revenues and expenses associated with an asset, as well as an appropriate discount rate. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs as discussed in Note A to the Consolidated Financial Statements on page 73.

In 2019, we acquired two businesses, ECS for $1.25 billion and one other small business as discussed in Note S to the Consolidated Financial Statements on page 117.

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

	Year Ended December 31
	2019	2018	2017
Litigation contingency accrual - Beginning of period	$1.9	$.4	$3.2
Adjustment to accruals - expense - Continuing operations	.6	1.8	.6
Adjustment to accruals - expense - Discontinued operations	—	—	1.6
Cash payments	(1.8)	(.3)	(5.0)
Litigation contingency accrual - End of period	$.7	$1.9	$.4
The above litigation contingency accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Note J of the Consolidated Financial Statements under "Accrued expenses" on page 92.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of December 31, 2019, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $15 million, including $14 million for Brazilian value-added tax matters and $1 million for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize loss in excess of the recorded accruals (and in excess of the $15 million referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.
For more information regarding litigation contingencies, please refer to Note U of the Consolidated Financial Statements on page 121, which is incorporated herein by reference.

Machinery and Hydraulic Cylinders Reporting Units' Goodwill

Fair value for our Machinery and Hydraulic Cylinders reporting units exceeded their carrying values by 12% and 29%, respectively, at our June 30, 2019 annual goodwill impairment testing date.

Machinery sales have been adversely impacted by the rapid market shifts from traditional bedding to compressed mattresses. The goodwill associated with the Machinery reporting unit was $33 million at December 31, 2019.

We acquired the Hydraulic Cylinders business in the first quarter of 2018, and it has goodwill of $26 million at December 31, 2019. This unit is dependent upon capital spending for material handling equipment, and we have seen market softness in the industries served by this reporting unit.

Continued negative market trends may impact future earnings.  If we are not able to achieve projected performance levels, future impairments may be possible.

PART II

Potential Sale of Real Estate

Although the potential sale is subject to significant conditions that may change the timing, the amount and whether the sale is completed at all, we have agreed to sell certain real estate associated with restructuring activities in the Furniture Products segment. If the sale is completed, we expect to realize a gain of up to $30 million on this transaction during 2020.

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

Cybersecurity Risks
We rely on information systems to obtain, process, analyze and manage data, as well as to facilitate the manufacture and distribution of inventory to and from our facilities. We receive, process and ship orders, manage the billing to and collections from our customers, and manage the accounting for and payment to our vendors. The Company has a formal process in place for both incident response and cybersecurity continuous improvement that includes a cross functional Cyber Oversight Committee. The Chief Information Officer (a member of the Cyber Oversight Committee) updates the Board of Directors quarterly on cyber activity, with procedures in place for interim reporting if necessary.
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

NEW ACCOUNTING STANDARDS

The FASB has issued accounting guidance effective for current and future periods. See Note A to the Consolidated Financial Statements on page 73 for a more complete discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(Unaudited)
(Dollar amounts in millions)

Interest Rates

The table below provides information about the Company’s debt obligations sensitive to changes in interest rates. Substantially all of the debt shown in the table below is denominated in United States dollars. The fair value of fixed rate debt was approximately $99 million greater than carrying value at December 31, 2019 and approximately $35 million less than carrying value at December 31, 2018. The fair value of fixed rate debt was calculated using a Bloomberg secondary market rate, as of December 31, 2019 for similar remaining maturities, plus an estimated “spread” over such Treasury securities representing the Company’s interest costs for its notes. The fair value of variable rate debt is not significantly different from its recorded amount.

Long-term debt as of December 31,	Scheduled Maturity Date
	2020	2021	2022	2023	2024	Thereafter	2019	2018
Principal fixed rate debt	$—	$—	$300.0	$—	$300.0	$1,000.0	$1,600.0	$1,100.0
Average stated interest rate	—	—	3.40%	—	3.80%	3.95%	3.82%	3.55%
Principal variable rate debt [1]	50.0	50.0	50.0	50.0	262.5	3.8	466.3	3.8
Unamortized discounts and deferred loan costs							(14.9)	(10.1)
Commercial Paper [2]							61.5	70.0
Miscellaneous debt, primarily finance leases							4.7	5.3
Total debt							2,117.6	1,169.0
Less: current maturities							51.1	1.2
Total long-term debt							$2,066.5	$1,167.8

[1]
In January 2019, we issued a $500 five-year Tranche A Term Loan with our current bank group. We pay quarterly principal installments of $12.5 through the maturity date of January 2024, at which time we will pay the remaining principal. Additional principal payments, including a complete early payoff, are allowed without penalty. As of December 31, 2019, we had repaid $37.5, as scheduled, on the Tranche A Term Loan. The Tranche A Term Loan bears a variable interest rate as defined in the agreement and was 2.9% at December 31, 2019. Interest is payable based upon a time interval that depends on the selection of interest rate period, and at December 31, 2019, there was no material accrued interest payable on the Tranche A Loan.

[2]
The weighted average interest rate on the balance of commercial paper outstanding at the year ended December 31, 2019 was 2.0%.  The weighted average interest rate for the average commercial paper outstanding during the years ended December 31, 2019 and 2018 was 2.6% and 2.4%, respectively. In January 2019, we increased the size of the revolving facility from $800 to $1,200, added a five-year $500 term loan facility, and extended the term from 2022 to 2024.

Derivative Financial Instruments

The Company is subject to market and financial risks related to interest rates and foreign currency. In the normal course of business, the Company utilizes derivative instruments (individually or in combinations) to reduce or eliminate these risks. The Company seeks to use derivative contracts that qualify for hedge accounting treatment; however, some instruments may not qualify for hedge accounting treatment. It is the Company’s policy not to speculate using derivative instruments. Information regarding cash flow hedges and fair value hedges is provided in Note T beginning on page 119 to the Notes to the Consolidated Financial Statements and is incorporated by reference into this section.

PART II

Investment in Foreign Subsidiaries

The Company views its investment in foreign subsidiaries as a long-term commitment. This investment may take the form of either permanent capital or notes. The Company’s net investment (i.e., total assets less total liabilities subject to translation exposure) in foreign operations with functional currencies other than the U.S. dollar at December 31 is as follows:

Functional Currency (amounts in millions)	2019	2018
European Currencies	$348.6	$331.5
Chinese Renminbi	273.8	299.0
Canadian Dollar	254.4	203.2
Mexican Peso	36.3	31.3
Other	66.1	63.4
Total	$979.2	$928.4

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Effectiveness of the Company’s Disclosure Controls and Procedures

An evaluation as of December 31, 2019, was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective, as of December 31, 2019, to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in the Company’s Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The subsections titled “Proposal 1—Election of Directors,” “Board and Committee Composition and Meetings,” “Consideration of Director Nominees and Diversity,” “Delinquent Section 16(a) Reports” and “Director Independence” as well as the introductory paragraph under the “Corporate Governance and Board Matters” section in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 15, 2020 are incorporated by reference.

Directors of the Company

Directors are normally elected annually at the Annual Meeting of Shareholders and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. All current directors have been nominated for re-election at the Company’s Annual Meeting of Shareholders to be held May 15, 2020, except for R. Ted Enloe, III.
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
Mark A. Blinn, age 58, was President and Chief Executive Officer and a director of Flowserve Corporation, a leading provider of fluid motion and control products and services for the global infrastructure markets, from 2009 until his retirement in 2017. He previously served Flowserve as Chief Financial Officer from 2004 to 2009 and in the additional role of Head of Latin America from 2007 to 2009. Prior to Flowserve, Mr. Blinn's positions included Chief Financial Officer of FedEx Kinko's Office and Print Services Inc. and Vice President, Corporate Controller and Chief Accounting Officer of Centex Corporation. Mr. Blinn holds a bachelor's degree, a law degree, and an MBA from Southern Methodist University. Mr. Blinn currently serves as the lead independent director of Texas Instruments, Incorporated, a global semiconductor design and manufacturing company, and as director of Kraton Corporation, a leading global producer of polymers for a wide range of applications, and Emerson Electric Co., a global technology and engineering company for industrial, commercial and residential markets. As the former CEO and CFO of Flowserve, Mr. Blinn has exceptional leadership experience in operations and finance, as well as strategic planning and risk management. His board service at other global, public companies provides additional perspective on current finance, oversight, and governance matters. He was first elected as a director of the Company in May 2019.
Robert E. Brunner, age 62, was the Executive Vice President of Illinois Tool Works (ITW), a Fortune 250 global, multi-industrial manufacturer of advanced industrial technology, from 2006 until his retirement in 2012. He previously served ITW as President—Global Auto beginning in 2005 and President—North American Auto from 2003. Mr. Brunner holds a degree in finance from the University of Illinois and an MBA from Baldwin-Wallace University. Mr. Brunner currently serves as the non-executive chair of NN, Inc., a diversified industrial company that designs and manufactures high-precision components and assemblies on a global basis, and as a director of Lindsay Corporation, a global manufacturer of irrigation equipment and road safety products. Mr. Brunner’s experience and leadership with ITW, a diversified manufacturer with a global footprint, provides valuable insight to our Board on the automotive strategy, business development, mergers and acquisitions, operations, and international issues. He was first elected as a director of the Company in 2009.
Mary Campbell, age 52, was appointed Chief Merchandising Officer of Qurate Retail Group and Chief Commerce Officer of QVC US, in 2018. Qurate Retail Group is comprised of eight leading retail brands including QVC, HSN and Zulily and is a leader in video commerce, a top-10 ecommerce retailer, and a leader in mobile and social commerce. During her more than 20 years with the company, Ms. Campbell has held various leadership positions across the Merchandising,

PART III

Planning and Commerce Platforms functions. Most recently, and prior to her current position, she served Qurate Retail Group as Chief Merchandising and Interactive Officer in 2018 and as Chief Interactive Experience Officer from 2017 to 2018. She also served as Executive Vice President, Commerce Platforms for QVC from 2014 to 2017. Ms. Campbell holds a bachelor's degree in psychology from Central Connecticut State University. Through her positions at Qurate Retail Group and QVC, Ms. Campbell has extensive knowledge in consumer driven product innovation, marketing and brand building, and traditional and new media platforms, and leading teams for long term growth and evolution. She was first elected as a director of the Company in November 2019.
J. Mitchell Dolloff, age 54, was appointed the Company’s President and Chief Operating Officer, President—Bedding Products effective January 1, 2020. He has served the Company as Executive Vice President—Chief Operating Officer since January 1, 2019; President—Specialized Products and Furniture Products from 2017 to 2019; Senior Vice President and President of Specialized Products from 2016 to 2017; Vice President and President of the Automotive Group from 2014 to 2015; President of Automotive Asia from 2011 to 2013; Vice President of Specialized Products from 2009 to 2013; and in various other capacities for the Company since 2000. Mr. Dolloff holds a degree in economics from Westminster College (Fulton, Missouri), as well as a law degree and an MBA from Vanderbilt University. As the Company’s President and Chief Operating Officer, Mr. Dolloff provides in-depth global operational knowledge to the Board and will complement the Board’s oversight and strategy roles as those plans are implemented throughout the Company. He was first elected as a director of the Company effective January 1, 2020.
R. Ted Enloe, III, age 81, has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996. His former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors. He holds a degree in petroleum engineering from Louisiana Polytechnic University and a law degree from Southern Methodist University. Mr. Enloe currently serves as a director of Live Nation, Inc., a venue operator, promoter and producer of live entertainment events, and he was previously a director of Silicon Laboratories Inc., a designer of mixed-signal integrated circuits. Mr. Enloe’s professional background and experience, previously held senior-executive level positions, financial expertise and service on other company boards, qualifies him to serve as a member of our Board of Directors. Further, his wide-ranging experience combined with his intimate knowledge of the Company from over 50 years on the Board provides an exceptional mix of familiarity and objectivity. He was first elected as a director of the Company in 1969 and served as Board Chair from 2016 to the end of 2019.  After more than 50 years of outstanding service to the Board, Mr. Enloe, on February 18, 2020, notified the Company that he will retire from the Board, effective as of the 2020 Annual Meeting of Shareholders which is expected to be held May 15, 2020. As such, Mr. Enloe will not stand for re-election at the annual shareholder meeting.
Manuel A. Fernandez, age 73, co-founded SI Ventures, a venture capital firm focusing on IT and communications infrastructure, and has served as the managing director since 2000. Previously, he served as the Chairman, President and Chief Executive Officer at Gartner, Inc., a research and advisory company, from 1989 to 2000. Prior to Gartner, Mr. Fernandez was President and CEO of three technology-driven companies, including Dataquest, an information services company, Gavilan Computer Corporation, a laptop computer manufacturer, and Zilog Incorporated, a semiconductor manufacturer. Mr. Fernandez was the Executive Chairman of Sysco Corporation, a marketer and distributor of foodservice products, from 2012 until his retirement in 2013, having previously served as Non-executive Chairman since 2009 and as a director since 2006. Mr. Fernandez holds a degree in electrical engineering from the University of Florida and completed post-graduate work in solid-state engineering at the University of Florida. Mr. Fernandez currently serves as the lead independent director of both Brunswick Corporation, a market leader in the marine industry, and Performance Food Group Company, a foodservice products distributor. He was previously a director of Tibco, a global leader in infrastructure and business intelligence software, and Time, Inc., a global media company. Mr. Fernandez’ venture capital experience, leadership of several technology companies as CEO and service on a number of public company boards offers Leggett outstanding insight into corporate strategy and development, information technology, international growth, and corporate governance. He was first elected as a director of the Company in 2014.
Karl G. Glassman, age 61, was appointed Chairman of the Board effective January 1, 2020 and continues to serve as Chief Executive Officer since his appointment in 2016. He previously served as President from 2013 to 2019, Chief Operating Officer from 2006 to 2015, Executive Vice President from 2002 to 2013, President of the Residential Furnishings Segment from 1999 to 2006, Senior Vice President from 1999 to 2002, and in various capacities since 1982. Mr. Glassman holds a degree in business management and finance from California State University-Long Beach. He previously served as a director of Remy International, Inc., a leading global manufacturer of alternators, starter motors and electric traction motors. As the Company’s CEO, Mr. Glassman provides comprehensive insight to the Board from

PART III

strategic planning to implementation at all levels of the Company around the world, as well as the Company’s relationships with investors, the financial community and other key stakeholders. Mr. Glassman also serves on the Board of Directors of the National Association of Manufacturers. He was first elected as a director of the Company in 2002.
Joseph W. McClanathan, age 67, served as President and Chief Executive Officer of the Household Products Division of Energizer Holdings, Inc., a manufacturer of portable power solutions, from 2007 through his retirement in 2012. Previously, he served Energizer as President and Chief Executive Officer of the Energizer Battery Division from 2004 to 2007, as President—North America from 2002 to 2004, and as Vice President—North America from 2000 to 2002. Mr. McClanathan holds a degree in management from Arizona State University. He serves as a director of Brunswick Corporation, a market leader in the marine industry. Through his leadership experience at Energizer and as a former director of the Retail Industry Leaders Association, Mr. McClanathan offers an exceptional perspective to the Board on manufacturing operations, marketing and development of international capabilities. He was first elected as a director of the Company in 2005.
Judy C. Odom, age 67, served until her retirement in 2002, as Chief Executive Officer and Board Chair at Software Spectrum, Inc., a global business to business software services company, which she co-founded in 1983. Prior to founding Software Spectrum, she was a partner with the international accounting firm, Grant Thornton. Ms. Odom is a licensed Certified Public Accountant and holds a degree in business administration from Texas Tech University. Ms. Odom is a director of Sabre, Inc., which provides technology solutions for the global travel and tourism industry, and she was previously a director of Harte-Hanks, a direct marketing service company. Ms. Odom’s director experience with several companies offers a broad leadership perspective on strategic and operating issues. Her experience co-founding Software Spectrum and growing it to a global Fortune 1000 enterprise before selling it to another public company provides the insight of a long-serving CEO with international operating experience. Ms. Odom was first elected as a director of the Company in 2002.
Srikanth Padmanabhan, age 55, has served Cummins Inc., a global manufacturer of engines and power solutions, as a Vice President since 2008 and President of its Engine Business segment since 2016. Previously, he served Cummins as Vice President—Engine Business from 2014 to 2016, Vice President and General Manager of Emission Solutions from 2008 to 2014, and in various other capacities since 1991. Mr. Padmanabhan holds a bachelor's degree in mechanical engineering from the National Institute of Technology in Trichy, India, a Ph.D. in mechanical engineering from Iowa State University, and has completed the Advanced Management Program at Harvard Business School. With close to 30 years experience at Cummins in a variety of leadership roles, Mr. Padmanabhan offers considerable knowledge of the automotive industry and the industrial sector. He brings extensive experience in managing operations, technology and innovation across a multi-billion-dollar global business. He has lived and worked in India, the United States, Mexico, and the United Kingdom. He was first elected as a director of the Company in 2018.
Jai Shah, age 53, serves as a Group President of Masco Corporation, a Fortune 500 global leader in the design, manufacture and distribution of branded home improvement and building products. In this position since 2018, Mr. Shah has responsibility for operating companies with leading brands in architectural coatings, decorative and outdoor lighting, windows, decorative hardware and wellness businesses in North America and Europe. He previously served as President of Delta Faucet Company, a Masco business unit, from 2014 to 2018, as Vice President and Chief Human Resources Officer for Masco from 2012 to 2014, and in various capacities since 2003. Prior to Masco, Mr. Shah held a number of senior management positions at Diversey Corporation and served as Senior Auditor for KPMG Peat Marwick Chartered Accountants. Mr. Shah is a Certified Public Accountant and Chartered Professional Accountant (Canada) and holds an MBA from the University of Michigan, and bachelor's and master's degrees in accounting from the University of Waterloo in Ontario, Canada. Mr. Shah's range of experience at Masco in a variety of operational, financial and corporate roles offers the Board a broad perspective on relevant issues facing global corporations, including growth strategy development and implementation, talent management, and adapting to e-business and market innovations. He was first elected as a director of the Company in May 2019.
Phoebe A. Wood, age 66, has been a principal in CompaniesWood, a consulting firm specializing in early stage investments, since her 2008 retirement as Vice Chairman and Chief Financial Officer of Brown-Forman Corporation, a diversified consumer products manufacturer, where she had served since 2001. Ms. Wood previously held various positions at Atlantic Richfield Company, an oil and gas company, from 1976 to 2000. Ms. Wood holds a degree in psychology from Smith College and an MBA from UCLA. Ms. Wood is a director of Invesco, Ltd., an independent global investment manager, Pioneer Natural Resources, an independent oil and gas company, and PPL Corporation, a utility and energy services company. She previously served as a director of Coca-Cola Enterprises, Inc., a major bottler and distributor of Coca-Cola products. From her career in business and various directorships, Ms. Wood provides the Board with a wealth of

PART III

understanding of the strategic, financial and accounting issues the Board addresses in its oversight role. She was first elected as a director of the Company in 2005.
Please see the “Supplemental Item” in Part I on page 24 hereof, for a listing of and a description of the positions and offices held by the executive officers of the Company.
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

Item 11. Executive Compensation.

The subsections titled “Board’s Oversight of Risk Management,” “Director Compensation,” together with the entire section titled “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 15, 2020, are incorporated by reference. No Compensation Committee member had an interlocking relationship as described in Item 407(e)(4) of Regulations S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The entire sections titled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 15, 2020, are incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The subsections titled “Proposal 1 - Election of Directors,” “Transactions with Related Persons,” “Director Independence” and “Board and Committee Composition and Meetings” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 15, 2020, are incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The subsections titled “Audit and Non-Audit Fees” and “Pre-Approval Procedures for Audit and Non-Audit Services” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 15, 2020, are incorporated by reference.

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

Management has excluded Elite Comfort Solutions, Inc. (ECS) from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. ECS is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of Leggett & Platt’s internal control over financial reporting, as of December 31, 2019, based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, we concluded that Leggett & Platt’s internal control over financial reporting was effective as of December 31, 2019.

Leggett & Platt’s internal control over financial reporting, as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 65 of this Form 10-K.

/s/ KARL G. GLASSMAN	/s/ JEFFREY L. TATE
Karl G. Glassman Chairman and Chief Executive Officer	Jeffrey L. Tate Executive Vice President and Chief Financial Officer

February 20, 2020	February 20, 2020

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Leggett & Platt, Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Leggett & Platt, Incorporated and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note L to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Elite Comfort Solutions from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Elite Comfort Solutions from our audit of internal control over financial reporting. Elite Comfort Solutions is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

PART IV

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Elite Comfort Solutions - Valuation of Customer Relationship and Technology Intangible Assets
As described in Notes A and S to the consolidated financial statements, the Company completed the acquisition of Elite Comfort Solutions for net consideration of $1,244.3 million in 2019, which resulted in $545.6 million of customer relationship and technology intangible assets being recorded. Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, revenue growth rate and cost of sales, the amount of contributory asset charges, and an appropriate discount rate. Technology intangible assets are valued using a relief-from-royalty method, with various inputs such as comparable market royalty rates for items of similar value, future earnings forecast, an appropriate discount rate and a replacement rate.
The principal considerations for our determination that performing procedures relating to the acquisition of Elite Comfort Solutions and valuation of customer relationship and technology intangible assets is a critical audit matter are there was significant judgment by management when developing the fair value estimates of the customer relationship and technology intangible assets acquired. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the fair value measurement of the customer relationship and technology intangibles and in evaluating the significant assumptions relating to the estimates, including revenue growth rate, replacement rate, customer attrition rate, cost of sales, royalty rate and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationship and technology intangible assets and controls over the development of the significant assumptions, including revenue growth rate, replacement rate, customer attrition rate, cost of sales, royalty rate, and discount rate. These procedures also included, among others, testing management’s process for estimating the fair value of the customer relationship and technology intangible assets; testing the completeness and accuracy of data provided by management; and evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions used by management in developing these estimates, including revenue growth rate, replacement rate, customer attrition rate, cost of sales, royalty rate and discount rate, using professionals with specialized skill and knowledge to assist in doing so. Evaluating the significant assumptions relating to the estimates of the customer relationship and technology intangible assets involved evaluating whether the assumptions used were reasonable considering the past performance of the acquired business as well as economic and industry forecasts, and whether they were consistent with evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors.

PART IV

Goodwill Impairment Assessment - Machinery Reporting Unit
As described in Notes A and D to the consolidated financial statements, the Company’s consolidated net goodwill balance was $1,406.3 million as of December 31, 2019, and the goodwill associated with the machinery reporting unit was $33.4 million. Management assesses goodwill for impairment annually and as triggering events occur. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value of the reporting unit is determined by management using a combination of two valuation methods, a market approach and an income approach, with each method given equal weighting in determining the fair value assigned to each reporting unit. The market approach estimates fair value by first determining price-to-earnings ratios for comparable publicly traded companies with similar characteristics of the reporting unit. The price-to-earnings ratio for comparable companies is based upon current enterprise value compared to the projected earnings for the next two years. The enterprise value is based upon current market capitalization and includes a control premium. Projected earnings are based upon market analysts’ projections. The earnings ratios are applied to the projected earnings of the comparable reporting unit to estimate fair value. The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Discounted cash flow projections are based on 10-year financial forecasts developed from operating plans and economic projections, sales growth, estimates of future expected changes in operating margins, terminal value growth rates, discount rates, future capital expenditures and changes in working capital requirements.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the machinery reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s fair value estimates, including significant assumptions related to price-to-earnings ratios for comparable companies, sales growth, estimates of future expected changes in operating margins, terminal value growth rates, discount rates, future capital expenditures and changes in working capital requirements. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over determination of the fair value of the Company’s reporting unit. These procedures also included, among others, testing management's process for developing the fair value estimate of the reporting unit, evaluating the appropriateness of the market and income approaches, testing the completeness, accuracy and relevance of underlying data used in both the market and income approaches, and evaluating the significant assumptions used by management in applying the market and income approaches, including price-to-earnings ratios for comparable companies, sales growth, estimates of future expected changes in operating margins, terminal value growth rates, discount rates, future capital expenditures and changes in working capital requirements. Evaluating management’s assumptions used in the income approach related to sales growth and estimates of future expected changes in operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) past and present performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow model and certain significant assumptions used in the income approach, including the terminal value growth rates and the discount rates, as well as the price-to-earnings ratios for comparable companies assumptions used in the market approach.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
February 20, 2020

We have served as the Company’s auditor since 1991.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31
(Amounts in millions, except per share data)	2019	2018	2017
Net sales	$4,752.5	$4,269.5	$3,943.8
Cost of goods sold	3,701.9	3,380.8	3,061.4
Gross profit	1,050.6	888.7	882.4
Selling and administrative expenses	469.7	425.1	400.5
Amortization of intangibles	63.3	20.5	20.7
Impairments	7.8	5.4	4.9
Gain on sale of assets and businesses	(5.0)	(1.9)	(24.2)
Other expense (income), net	1.4	2.7	12.6
Earnings from continuing operations before interest and income taxes	513.4	436.9	467.9
Interest expense	90.7	60.9	43.5
Interest income	7.4	8.4	7.6
Earnings from continuing operations before income taxes	430.1	384.4	432.0
Income taxes	96.2	78.3	138.4
Earnings from continuing operations	333.9	306.1	293.6
Earnings (loss) from discontinued operations, net of tax	—	—	(.9)
Net earnings	333.9	306.1	292.7
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.2)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$333.8	$305.9	$292.6
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.48	$2.28	$2.16
Diluted	$2.47	$2.26	$2.14
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$(.01)
Diluted	$—	$—	$(.01)
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$2.48	$2.28	$2.15
Diluted	$2.47	$2.26	$2.13

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Amounts in millions)	2019	2018	2017
Net earnings	$333.9	$306.1	$292.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, including acquisition of noncontrolling interest	5.0	(67.0)	79.1
Cash flow hedges	7.7	(.3)	6.3
Defined benefit pension plans	(11.9)	(.8)	18.7
Other comprehensive income (loss)	.8	(68.1)	104.1
Comprehensive income	334.7	238.0	396.8
Less: comprehensive (income) attributable to noncontrolling interest	(.1)	(.2)	(.1)
Comprehensive income attributable to Leggett & Platt, Inc.	$334.6	$237.8	$396.7

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Balance Sheets

	December 31
(Amounts in millions, except per share data)	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$247.6	$268.1
Trade receivables, net	564.4	545.3
Other receivables, net	27.5	26.3
Total receivables, net	591.9	571.6
Total inventories, net	636.7	633.9
Prepaid expenses and other current assets	61.9	51.0
Total current assets	1,538.1	1,524.6
Property, Plant and Equipment—at cost
Machinery and equipment	1,388.8	1,281.7
Buildings and other	719.0	656.8
Land	43.5	42.4
Total property, plant and equipment	2,151.3	1,980.9
Less accumulated depreciation	1,320.5	1,252.4
Net property, plant and equipment	830.8	728.5
Other Assets
Goodwill	1,406.3	833.8
Other intangibles, net	764.0	178.7
Operating lease right-of-use assets	158.8	—
Sundry	118.4	116.4
Total other assets	2,447.5	1,128.9
TOTAL ASSETS	$4,816.4	$3,382.0
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$51.1	$1.2
Current portion of operating lease liabilities	39.3	—
Accounts payable	463.4	465.4
Accrued expenses	281.0	262.7
Other current liabilities	93.3	86.4
Total current liabilities	928.1	815.7
Long-term Liabilities
Long-term debt	2,066.5	1,167.8
Operating lease liabilities	121.6	—
Other long-term liabilities	173.5	155.3
Deferred income taxes	214.2	85.6
Total long-term liabilities	2,575.8	1,408.7
Commitments and Contingencies
Equity
Common stock: Preferred stock—authorized, 100.0 shares; none issued; Common stock—authorized, 600.0 shares of $.01 par value; 198.8 shares issued	2.0	2.0
Additional contributed capital	536.1	527.1
Retained earnings	2,734.5	2,613.8
Accumulated other comprehensive (loss)	(76.8)	(77.6)
Less treasury stock—at cost (67.0 and 68.3 shares at December 31, 2019 and 2018, respectively)	(1,883.8)	(1,908.3)
Total Leggett & Platt, Inc. equity	1,312.0	1,157.0
Noncontrolling interest	.5	.6
Total equity	1,312.5	1,157.6
TOTAL LIABILITIES AND EQUITY	$4,816.4	$3,382.0

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Cash Flows

	Year Ended December 31
(Amounts in millions)	2019	2018	2017
Operating Activities
Net earnings	$333.9	$306.1	$292.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	117.5	104.3	95.3
Amortization of intangibles and supply agreements	74.4	31.8	30.6
Impairments	7.8	5.4	4.9
Provision for losses on accounts and notes receivable	2.8	16.7	.8
Writedown of inventories	9.0	10.3	4.9
Net gain from sales of assets and businesses	(5.0)	(2.1)	(24.4)
Deemed repatriation tax payable	—	(1.3)	67.3
Deferred income tax expense (benefit)	7.6	(3.2)	16.6
Stock-based compensation	33.0	35.5	36.6
Pension expense (benefit), net of contributions	4.3	(19.2)	7.1
Other, net	2.2	2.0	(8.5)
Increases/decreases in, excluding effects from acquisitions and divestitures:
Accounts and other receivables	53.0	(25.8)	(40.6)
Inventories	53.3	(54.3)	(48.1)
Other current assets	(2.8)	(1.9)	(36.8)
Accounts payable	(39.4)	36.2	58.8
Accrued expenses and other current liabilities	16.4	(.2)	(13.5)
Net Cash Provided by Operating Activities	668.0	440.3	443.7
Investing Activities
Additions to property, plant and equipment	(143.1)	(159.6)	(159.4)
Purchases of companies, net of cash acquired	(1,265.1)	(109.2)	(39.1)
Proceeds from sales of assets and businesses	5.5	4.9	45.2
Other, net	(15.5)	(13.9)	(11.7)
Net Cash Used for Investing Activities	(1,418.2)	(277.8)	(165.0)
Financing Activities
Additions to long-term debt	993.3	—	493.4
Payments on long-term debt	(37.6)	(155.4)	(9.2)
Change in commercial paper and short-term debt	(8.7)	69.6	(202.7)
Dividends paid	(204.6)	(193.7)	(185.6)
Issuances of common stock	9.3	4.8	2.6
Purchases of common stock	(16.4)	(112.4)	(157.6)
Purchase of remaining interest in noncontrolling interest	—	—	(2.6)
Additional consideration paid for acquisitions	(1.1)	(9.3)	(2.2)
Other, net	(3.1)	(.5)	(.6)
Net Cash Provided (Used) for Financing Activities	731.1	(396.9)	(64.5)
Effect of Exchange Rate Changes on Cash	(1.4)	(23.6)	30.0
(Decrease) Increase in Cash and Cash Equivalents	(20.5)	(258.0)	244.2
Cash and Cash Equivalents—Beginning of Year	268.1	526.1	281.9
Cash and Cash Equivalents—End of Year	$247.6	$268.1	$526.1
Supplemental Information
Interest paid (net of amounts capitalized)	$77.3	$61.8	$40.1
Income taxes paid	84.2	92.8	90.6
Common stock issued for acquired companies	—	—	11.8
Property, plant and equipment acquired through finance leases	2.1	1.9	2.4
Capital expenditures in accounts payable	6.8	6.7	6.7
Prepaid income taxes and taxes receivable (recovered) applied against the deemed repatriation tax liability	(.6)	28.4	—

The accompanying notes are an integral part of these financial statements.

LEGGETT & PLATT, INCORPORATED
 Consolidated Statements of Changes in Equity

(Amounts in millions, except per share data)	Common Stock		Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2016	198.8	$2.0	$506.2	$2,410.5	$(113.6)	(65.3)	$(1,713.5)	$2.4	$1,094.0
Effect of accounting change on prior years	—	—	—	1.1	—	—	—	—	1.1
Adjusted beginning balance, January 1, 2017	198.8	2.0	506.2	2,411.6	(113.6)	(65.3)	(1,713.5)	2.4	1,095.1
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	292.6	—	—	—	.1	292.7
Dividends declared	—	—	5.2	(192.9)	—	—	—	—	(187.7)
Treasury stock purchased	—	—	—	—	—	(3.3)	(162.1)	—	(162.1)
Treasury stock issued	—	—	(16.1)	—	—	1.7	47.3	—	31.2
Other comprehensive income, net of tax (See Note Q)	—	—	—	—	103.7	—	—	—	103.7
Stock-based compensation, net of tax	—	—	20.0	—	—	—	—	—	20.0
Purchase of remaining interest in noncontrolling interest	—	—	(.6)	—	.4	—	—	(2.4)	(2.6)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	.5	.5
Balance, December 31, 2017	198.8	$2.0	$514.7	$2,511.3	$(9.5)	(66.9)	$(1,828.3)	$.6	$1,190.8
Effect of accounting change on prior years (See Note B)	—	—	—	(2.3)	—	—	—	—	(2.3)
Adjusted beginning balance, January 1, 2018	198.8	2.0	514.7	2,509.0	(9.5)	(66.9)	(1,828.3)	.6	1,188.5
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	305.9	—	—	—	.2	306.1
Dividends declared	—	—	5.3	(201.1)	—	—	—	—	(195.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(.2)	(.2)
Treasury stock purchased	—	—	—	—	—	(2.6)	(113.6)	—	(113.6)
Treasury stock issued	—	—	(16.6)	—	—	1.2	33.6	—	17.0
Other comprehensive (loss), net of tax (See Note Q)	—	—	—	—	(68.1)	—	—	—	(68.1)
Stock-based compensation, net of tax	—	—	23.7	—	—	—	—	—	23.7
Balance, December 31, 2018	198.8	$2.0	$527.1	$2,613.8	$(77.6)	(68.3)	$(1,908.3)	$.6	$1,157.6
Effect of accounting change on prior years (See Note L)	—	—	—	.1	—	—	—	—	.1
Adjusted beginning balance, January 1, 2019	198.8	2.0	527.1	2,613.9	(77.6)	(68.3)	(1,908.3)	.6	1,157.7
Net earnings attributable to Leggett & Platt, Inc. common shareholders	—	—	—	333.8	—	—	—	.1	333.9
Dividends declared	—	—	5.4	(213.2)	—	—	—		(207.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(.2)	(.2)
Treasury stock purchased	—	—	—	—	—	(.7)	(31.1)	—	(31.1)
Treasury stock issued	—	—	(22.3)	—	—	2.0	55.6	—	33.3
Other comprehensive income, net of tax (See Note Q)	—	—	—	—	.8	—	—	—	.8
Stock-based compensation, net of tax	—	—	25.9	—	—	—	—	—	25.9
Balance, December 31, 2019	198.8	$2.0	$536.1	$2,734.5	$(76.8)	(67.0)	$(1,883.8)	$.5	$1,312.5

The accompanying notes are an integral part of these financial statements.

Leggett & Platt, Incorporated

Notes to Consolidated Financial Statements

(Dollar amounts in millions, except per share data)

December 31, 2019, 2018 and 2017

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

We have the option to participate in trade receivables sales programs with third-party banking institutions and trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time.  Under each of these programs, we sell our entire interest in the trade receivable for 100% of face value, less a discount.  Because control of the sold receivable is transferred to the buyer at the time of sale, accounts receivable balances sold are removed from the Consolidated Balance Sheets and the related proceeds are reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. We had approximately $40.0 and $15.0 of trade receivables that were sold and removed from our Consolidated Balance Sheets at December 31, 2019 and 2018, respectively.

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

INVENTORIES: The following table recaps the components of inventory for each period presented:

	December 31, 2019	December 31, 2018
Finished goods	$308.7	$331.6
Work in process	54.4	49.6
Raw materials and supplies	323.5	334.9
LIFO reserve	(49.9)	(82.2)
Total inventories, net	$636.7	$633.9

All inventories are stated at the lower of cost or net realizable value. We generally use standard costs which include materials, labor and production overhead at normal production capacity. The last-in, first-out (LIFO) method is primarily used to value our domestic steel-related inventories. Prior to 2019 this represented approximately 50% of our inventories. With the acquisition of ECS in the first quarter of 2019 (see Note S), this now represents approximately 40% of our inventories, as ECS does not utilize the LIFO method. For the remainder of the inventories, we principally use the first-in, first-out (FIFO) method, which is representative of our standard costs. For these inventories, the FIFO cost for the periods presented approximated expected replacement cost.

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

The following table presents the activity in our LIFO reserve for each of the periods presented:

	Year Ended December 31
	2019	2018	2017
Balance, beginning of year	$82.2	$50.9	$33.8
LIFO (benefit) expense	(32.3)	31.3	18.6
Allocated to divested businesses	—	—	(1.5)
Balance, end of year	$49.9	$82.2	$50.9

ACQUISITIONS: When acquisitions occur, we value the assets acquired, liabilities assumed, and any noncontrolling interest in acquired companies at estimated acquisition date fair values. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value these items at the acquisition date (as well as contingent consideration where applicable), our estimates are inherently uncertain and subject to refinement during the measurement period, which may be up to one year from the acquisition date.

We utilize the following methodologies in determining fair value:

•
Inventory is valued at current replacement cost for raw materials, with a step-up for work in process and finished goods items that reflects the amount of ultimate profit earned as of the valuation date.

•	Other working capital items are generally recorded at carrying value, unless there are known conditions that would impact the ultimate settlement amount of the particular item.

•
Buildings and machinery are valued at an estimated replacement cost for an asset of comparable age and condition. Market pricing of comparable assets is used to estimate replacement cost where available.

•
The most common identified intangible assets are customer relationships, technology and tradenames. Discount rates discussed below are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks.

◦
Customer relationships are valued using an excess earnings method, using various inputs such as the estimated customer attrition rate, revenue growth rate and cost of sales, the amount of contributory asset charges, and an appropriate discount rate. The economic useful life is determined based on historical customer turnover rates.

◦
Technology and tradenames are valued using a relief-from-royalty method, with various inputs such as comparable market royalty rates for items of similar value, future earnings forecast, an appropriate discount rate and a replacement rate for technology. The economic useful life is determined based on the expected life of the technology and tradenames.

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

	Useful Life Range	Weighted Average Life
Machinery and equipment	3-20 years	10 years
Buildings	5-40 years	27 years
Other items	3-15 years	10 years

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

The income approach is based on projected future (debt-free) cash flow that is discounted to present value using factors that consider the timing and risk of future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on 10-year financial forecasts developed from operating plans and economic projections noted above, sales growth, estimates of future expected changes in operating margins, an appropriate discount rate, terminal value growth rates, future capital expenditures and changes in working capital requirements. There are inherent assumptions and judgments required in the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

OTHER INTANGIBLE ASSETS: Substantially all other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment using a process similar to that used in evaluating the recoverability of property, plant and equipment.

	Useful Life Range	Weighted Average Life
Other intangible assets	5-20 years	14 years

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

For the year ended December 31, 2017, we applied “Revenue Recognition” (Topic 605).  We recognized sales when title and risk of loss passed to the customer.  We had no significant or unusual price protection, right of return or acceptance provisions with our customers. Sales allowances, discounts and rebates were able to be reasonably estimated and were deducted from sales in arriving at net sales.

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

CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS: We manufacture, market, and distribute products for the various end markets described in Note G. Our operations are principally located in the United States, although we also have operations in Europe, China, Canada, Mexico and other countries.

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

From time to time, we will enter into contracts to hedge foreign currency denominated transactions and interest rates related to our debt. To minimize the risk of counterparty default, only highly-rated financial institutions that meet certain requirements are used. We do not anticipate that any of the financial institution counterparties will default on their obligations.

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

On the date the contract is entered into, we designate the derivative as one of the following types of hedging instruments and account for it as follows:

Cash Flow Hedge—The hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability or anticipated transaction is designated as a cash flow hedge. The effective portion of the change in fair value is recorded in accumulated other comprehensive income. When the hedged item impacts the income statement, the gain or loss included in "Other comprehensive income (loss)" is reported on the same line of the Consolidated Statements of Operations as the hedged item to match the gain or loss on the derivative to the gain or loss on the hedged item. Any ineffective portion of the changes in the fair value is immediately reported in the Consolidated Statements of Operations on the same line as the hedged item. Settlements associated with the sale or production of product are presented in operating cash flows and settlements associated with debt issuance are presented in financing cash flows.

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

RECLASSIFICATIONS: Certain immaterial reclassifications have been made to the prior years’ information in the Notes to Consolidated Financial Statements to conform to the 2019 presentation.

NEW ACCOUNTING GUIDANCE: The Financial Accounting Standards Board (FASB) regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an Accounting Standards Update (ASU). Below is a summary of the ASUs, effective for current or future periods, most relevant to our financial statements:

Adopted in 2019:

•	On January 1, 2019, we adopted ASU 2016-02 “Leases” (Topic 842) as discussed in Note L.

•
ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”: This ASU is intended to simplify and clarify the accounting and disclosure requirements for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. This guidance was effective January 1, 2019 and it did not have a material impact on our results of operations, financial condition or cash flows.

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

•
ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”: This ASU will be effective January 1, 2020 and simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this ASU, the annual goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value up to the total amount of goodwill for the reporting unit. We are finalizing the evaluation of this guidance and do not expect it to materially impact our future financial statements.

•
ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”:  This ASU will be effective January 1, 2020 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  We are finalizing the evaluation of this guidance and do not expect it to materially impact our future financial statements.

•
ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”: This ASU will be effective January 1, 2021 (with early adoption permitted) and is a part of the FASB overall simplification initiative. We are currently evaluating this guidance.

The FASB has issued accounting guidance, in addition to the issuance discussed above, effective for current and future periods. This guidance did not have a material impact on our current financial statements, and we do not believe it will have a material impact on our future financial statements.

B—Revenue

Initial adoption of new ASU

On January 1, 2018, we adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $2.3 reduction to the opening balance of “Retained earnings.”

Performance Obligations and Shipping and Handling Costs
We recognize revenue when performance obligations under the terms of a contract with our customers are satisfied. Substantially all of our revenue was recognized upon transfer of control of our products to our customers, which was generally upon shipment from our facilities or upon delivery to our customers' facilities and was dependent on the terms of the specific contract. This conclusion considers the point at which our customers have the ability to direct the use of and obtain substantially all of the remaining benefits of the products that were transferred. Substantially all of any unsatisfied performance obligations as of December 31, 2019, will be satisfied within one year or less. Shipping and handling costs are included as a component of “Cost of goods sold.”
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

Our refund liability and the corresponding asset associated with our right to recover products from our customers were immaterial as of the periods presented.
Other
We have elected to apply the following practical expedients:

•	We expect that at contract inception, the time period between when we transfer a promised good to our customer and our receipt of payment from that customer for that good will be one year or less (our typical trade terms are 30 to 60 days for U.S. customers and up to 90 days for our international customers).

•	We generally expense costs of obtaining a contract because the amortization period would be one year or less.
Revenue by Product Line
We disaggregate revenue by customer group, which is the same as our product lines for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	Year Ended December 31
	2019	2018	2017
Residential Products
Bedding group [1]	$1,502.0	$905.1	$837.2
Fabric & Flooring Products group	776.4	735.8	720.1
Machinery group	52.6	62.8	62.9
	2,331.0	1,703.7	1,620.2
Industrial Products
Wire group	295.6	367.4	291.7
	295.6	367.4	291.7
Furniture Products
Consumer Products group	404.6	460.2	413.3
Home Furniture group	357.2	388.6	410.2
Work Furniture group	297.3	293.3	272.9
	1,059.1	1,142.1	1,096.4
Specialized Products
Automotive group	816.1	823.3	772.5
Aerospace Products group	157.7	148.9	137.9
Hydraulic Cylinders group [2]	93.0	84.1	—
Commercial Vehicle Products (CVP) group [3]	—	—	25.1
	1,066.8	1,056.3	935.5
	$4,752.5	$4,269.5	$3,943.8

1 The ECS acquisition occurred in January 2019. See Note S.
2 This group was formed January 2018 with the acquisition of a manufacturer of hydraulic cylinders. See Note S.
3 Our remaining CVP operation was sold in 2017. See Note C.

C—Divestitures and Discontinued Operations

During 2017, we divested our remaining CVP operation, and it did not meet the discontinued operations criteria. The following 2017 information is included in the Specialized Products segment:

•External sales for this business was $25.1 and EBIT was ($2.3).
•A pretax loss of $3.3 was recognized on the sale of this business.
•We completed the sale of real estate formerly associated with this operation, realizing a pretax gain of $23.4.

There was no other material divestiture or discontinued operations activity for the years presented.

D—Impairment Charges

Pretax impact of impairment charges is summarized in the following table:

	Year Ended
	2019	2018		2017
	Other Long-Lived Asset Impairments	Other Long-Lived Asset Impairments	Goodwill Impairment	Other Long-Lived Asset Impairments	Total Impairments
Residential Products	$1.1	$—	$—	$—	$—
Industrial Products	—	.3	1.3	3.6	4.9
Furniture Products	6.7	5.1	—	—	—
Total impairment charges	$7.8	$5.4	$1.3	$3.6	$4.9

Other Long-Lived Assets

As discussed in Note A, we test other long-lived assets for recoverability at year end and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value and the resulting impairment charges noted above were based primarily upon offers from potential buyers or third party estimates of fair value less selling costs.

In 2018, management approved the 2018 Restructuring Plan, as discussed in Note F, which resulted in impairment charges of $7.6 and $5.1 in 2019 and 2018, respectively.

In 2017, impairments were primarily associated with selected operations that reached held for sale status, as discussed below.

Goodwill

As discussed in Note A, goodwill is required to be tested for impairment at the reporting unit level (the business groups that are one level below the operating segments) as triggering events may occur, or at least annually. We perform our annual goodwill impairment review in the second quarter of each year. We concluded that the 2018 Restructuring Plan (as discussed in Note F) was not a triggering event and believe that it is more likely than not that the fair values for the reporting units associated with this Plan exceed their carrying values. If actual results differ materially from estimates used in these calculations, we could incur future impairment charges.

2019 Goodwill Impairment Review

The 2019 annual goodwill impairment review indicated no goodwill impairments.

For 2019, we tested goodwill for impairment in all reporting units using a quantitative approach. The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the table below:

Fair Value over Carrying Value divided by Carrying Value	December 31, 2019 Goodwill Value	10-year Compound Annual Growth Rate Range for Sales	Terminal Values Long-term Growth Rate for Debt-Free Cash Flow	Discount Rate Ranges
Less than 50% [1]	$59.4	1.4% - 5.8%	3.0%	8.0% - 9.5%
50% - 100% [2]	722.9	5.0%	3.0%	8.5%
101% - 300%	400.9	1.3% - 5.5%	3.0%	7.5% - 8.0%
301% - 600%	223.1	.2% - 11.1%	3.0%	8.5%
	$1,406.3	.2% - 11.1%	3.0%	7.5% - 9.5%
1 This category includes two reporting units:

•	The fair value of our Machinery reporting unit exceeded its carrying value by 12%. This unit has $33.4 of goodwill at December 31, 2019.

•
The fair value of our Hydraulic Cylinders reporting unit exceeded its carrying value by 29%. This reporting unit was acquired in the first quarter of 2018 and has $26.0 of goodwill at December 31, 2019.

2 This category includes one reporting unit. The fair value of our Bedding reporting unit exceeded its carrying value by 50% at December 31, 2019 as compared to 198% at December 31, 2018. This decrease was due to the January 2019 ECS acquisition (as discussed in Note S). At our testing date, the carrying value approximates fair value for the ECS business.

2018 Goodwill Impairment Review

The 2018 annual goodwill impairment review indicated no goodwill impairments.

For 2018, we tested goodwill for impairment in all reporting units using a quantitative approach. The fair values of our reporting units in relation to their respective carrying values and significant assumptions used are presented in the table below:

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

1All reporting units in this category exceeded 90%, except for the Hydraulic Cylinders reporting unit (acquired in 2018), to which carrying value approximated fair value.

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

During the third quarter of 2017, two Drawn Wire operations within the Industrial Products segment reached held for sale status. Because fair value less costs to sell had fallen below the carrying amount, we fully impaired $1.3 of goodwill and $3.3 of other long-lived assets. During 2018, one operation was closed. The other operation continues to operate and no longer meets the held for sale criteria.

E—Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	Residential Products	Industrial Products	Furniture Products	Specialized Products	Total
Net goodwill as of January 1, 2018	$368.2	$70.8	$196.2	$187.0	$822.2
Additions for current year acquisitions	1.3	—	—	26.8	28.1
Adjustments to prior year acquisitions	(.2)	—	—	—	(.2)
Foreign currency translation adjustment	(5.8)	(.1)	(3.1)	(7.3)	(16.3)
Net goodwill as of December 31, 2018	363.5	70.7	193.1	206.5	833.8
Additions for current year acquisitions	566.3	—	—	—	566.3
Adjustments to prior year acquisitions	.9	—	—	.2	1.1
Foreign currency translation adjustment	3.0	.1	(.1)	2.1	5.1
Net goodwill as of December 31, 2019	$933.7	$70.8	$193.0	$208.8	$1,406.3

Net goodwill as of December 31, 2019 is comprised of:
Gross goodwill	$933.7	$76.2	$443.6	$275.5	$1,729.0
Accumulated impairment losses	—	(5.4)	(250.6)	(66.7)	(322.7)
Net goodwill as of December 31, 2019	$933.7	$70.8	$193.0	$208.8	$1,406.3

The gross carrying amount and accumulated amortization by intangible asset class and intangible assets acquired during the periods presented included in "Other intangibles, net" on the Consolidated Balance Sheets are as follows:

	Patents and Trademarks	Technology	Non-compete Agreements	Customer- Related Intangibles	Supply Agreements and Other	Total
2019
Gross carrying amount	$133.9	$178.1	$42.1	$591.1	$41.1	$986.3
Accumulated amortization	36.7	12.9	14.2	136.3	22.2	222.3
Net other intangibles as of December 31, 2019	$97.2	$165.2	$27.9	$454.8	$18.9	$764.0

Acquired during 2019:
Acquired related to business acquisitions	$67.1	$173.3	$28.7	$378.9	$—	$648.0
Acquired outside business acquisitions	1.6	—	—	—	5.9	7.5
Total acquired in 2019	$68.7	$173.3	$28.7	$378.9	$5.9	$655.5

Weighted average amortization period in years for items acquired in 2019	15.1	15.0	5.2	15.0	7.6	14.5

2018
Gross carrying amount	$65.8	$4.7	$15.8	$212.5	$41.6	$340.4
Accumulated amortization	31.3	.9	8.6	98.8	22.1	161.7
Net other intangibles as of December 31, 2018	$34.5	$3.8	$7.2	$113.7	$19.5	$178.7

Acquired during 2018:
Acquired related to business acquisitions	$2.7	$.9	$1.9	$19.4	$—	$24.9
Acquired outside business acquisitions	1.3	—	.6	—	9.2	11.1
Total acquired in 2018	$4.0	$.9	$2.5	$19.4	$9.2	$36.0

Weighted average amortization period in years for items acquired in 2018	16.5	5.0	4.5	14.4	8.3	11.6

Estimated amortization expense for the items above included in our December 31, 2019 Consolidated Balance Sheets in each of the next five years is as follows:

Year ended December 31
2020	$65.0
2021	64.0
2022	61.0
2023	55.0
2024	54.0

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

In December 2018, we committed to the Plan primarily associated with our Furniture Products segment, including the Home Furniture Group (which produces furniture components for the upholstered furniture industry) and the Fashion Bed business (which supplied ornamental beds, bed frames and other sleep accessories sold to retailers). Both of these businesses had underperformed expectations primarily from weaker demand and higher raw material costs. These restructuring activities were substantially complete as of December 31, 2019, including the closure of the Fashion Bed business.

In 2019, we modified the Plan to include three small facilities in the Residential Products segment and one operation in the Industrial Products segment, most of which were substantially complete by the end of the year. Our total costs for this Plan are expected to be approximately $32.0 and to date we have incurred costs of $31.4. The following table presents information associated with this Plan:

	Total Amount Incurred to Date	Total Incurred Full Year 2019	Total Incurred Full Year 2018
2018 Restructuring Plan
Restructuring and restructuring-related	$18.7	$7.5	$11.2
Impairment costs associated with this plan	12.7	7.6	5.1
	$31.4	$15.1	$16.3
Amount of total that represents cash charges	$14.9	$8.0	$6.9

The table below presents all restructuring and restructuring-related activity for the periods presented; the majority of the 2019 and 2018 costs are related to the Plan:

	Year Ended December 31
	2019	2018	2017
Charged to other expense (income), net:
Severance and other restructuring costs	$8.1	$7.8	$.8
Charged to cost of goods sold:
Inventory obsolescence and other	(.5)	4.6	.5
Total restructuring and restructuring-related costs	$7.6	$12.4	$1.3
Amount of total that represents cash charges	$8.1	$7.8	$.8

Restructuring and restructuring-related charges by segment were as follows:

	Year Ended December 31
	2019	2018	2017
Residential Products	$3.3	$1.4	$—
Industrial Products	1.0	.2	.8
Furniture Products	3.3	10.8	.5
Total	$7.6	$12.4	$1.3

The accrued liability associated with our total restructuring initiatives consisted of the following:

	Balance at December 31, 2017	Add: 2018 Charges	Less: 2018 Payments	Balance at December 31, 2018	Add: 2019 Charges	Less: 2019 Payments	Balance at December 31, 2019
Termination benefits	$.3	$7.3	$1.0	$6.6	$4.7	$7.8	$3.5
Contract termination costs	—	—	—	—	.4	.4	—
Other restructuring costs	.5	.5	.4	.6	3.0	2.9	.7
	$.8	$7.8	$1.4	$7.2	$8.1	$11.1	$4.2

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

A summary of segment results for the periods presented are as follows:

	Year Ended December 31
	Trade [1] Sales	Inter- Segment Sales	Total Segment Sales	EBIT	Depreciation and Amortization
2019
Residential Products	$2,331.0	$13.2	$2,344.2	$170.6	$104.2
Industrial Products	295.6	299.6	595.2	97.5	11.0
Furniture Products	1,059.1	9.5	1,068.6	73.4	17.8
Specialized Products	1,066.8	3.2	1,070.0	170.5	41.8
Intersegment eliminations and other [3]				1.4	17.1
	$4,752.5	$325.5	$5,078.0	$513.4	$191.9
2018
Residential Products	$1,703.7	$17.1	$1,720.8	$132.8	$46.6
Industrial Products	367.4	295.0	662.4	68.4	10.3
Furniture Products	1,142.1	13.8	1,155.9	49.6	17.4
Specialized Products	1,056.3	2.7	1,059.0	189.0	39.0
Intersegment eliminations and other [3]				(2.9)	22.8
	$4,269.5	$328.6	$4,598.1	$436.9	$136.1
2017
Residential Products	$1,620.2	$18.6	$1,638.8	$184.0	$45.8
Industrial Products	291.7	253.9	545.6	21.0	10.2
Furniture Products	1,096.4	16.8	1,113.2	81.5	16.2
Specialized Products	935.5	7.1	942.6	195.6	31.2
Intersegment eliminations and other [2,3]				(14.2)	22.5
	$3,943.8	$296.4	$4,240.2	$467.9	$125.9

1 See Note B for revenue by product line.
2 2017 EBIT: Included in other is a $15.3 pension settlement charge. (See Note N).
3 Depreciation and amortization: Other relates to non-operating assets (assets not included in segment assets) and is allocated to segment EBIT as discussed above.

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

	Year Ended December 31
	Assets	Additions to Property, Plant and Equipment	Acquired Companies’ Long-Lived Assets
2019
Residential Products	$795.6	$43.8	$1,297.2
Industrial Products	168.8	27.3	—
Furniture Products	239.1	8.0	—
Specialized Products	346.4	29.3	.2
Average current liabilities included in segment numbers above	744.6	—	—
Unallocated assets and other	2,650.7	34.7	—
Difference between average assets and year-end balance sheet	(128.8)	—	—
	$4,816.4	$143.1	$1,297.4
2018
Residential Products	$609.4	$48.0	$6.0
Industrial Products	163.8	9.6	—
Furniture Products	279.8	19.7	—
Specialized Products	342.5	45.0	79.4
Average current liabilities included in segment numbers above	661.8	—	—
Unallocated assets and other	1,278.0	37.3	—
Difference between average assets and year-end balance sheet	46.7	—	—
	$3,382.0	$159.6	$85.4
2017
Residential Products	$554.6	$60.5	$33.6
Industrial Products	150.0	14.3	—
Furniture Products	245.7	20.2	14.3
Specialized Products	271.7	51.7	—
Average current liabilities included in segment numbers above	557.0	—	—
Unallocated assets and other	1,693.1	12.7	—
Difference between average assets and year-end balance sheet	78.7	—	—
	$3,550.8	$159.4	$47.9

Trade sales and tangible long-lived assets are presented below, based on the geography of manufacture.

	Year Ended December 31
	2019	2018	2017
Trade sales
Foreign sales
Europe	$508.5	$525.6	$475.3
China	449.9	494.7	481.6
Canada	312.8	286.8	265.1
Mexico	256.0	186.1	148.5
Other	92.6	94.8	85.5
Total foreign sales	1,619.8	1,588.0	1,456.0
United States	3,132.7	2,681.5	2,487.8
Total trade sales	$4,752.5	$4,269.5	$3,943.8

Tangible long-lived assets
Foreign tangible long-lived assets
Europe	$160.2	$167.6	$157.4
China	51.6	55.5	54.7
Canada	36.4	38.0	39.9
Mexico	10.1	10.1	6.5
Other	14.7	16.0	13.0
Total foreign tangible long-lived assets	273.0	287.2	271.5
United States	557.8	441.3	392.4
Total tangible long-lived assets	$830.8	$728.5	$663.9

H—Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31
	2019	2018	2017
Earnings:
Earnings from continuing operations	$333.9	$306.1	$293.6
(Earnings) attributable to noncontrolling interest, net of tax	(.1)	(.2)	(.1)
Net earnings from continuing operations attributable to Leggett & Platt common shareholders	333.8	305.9	293.5
Earnings (loss) from discontinued operations, net of tax	—	—	(.9)
Net earnings attributable to Leggett & Platt common shareholders	$333.8	$305.9	$292.6

Weighted average number of shares (in millions):
Weighted average number of common shares used in basic EPS	134.8	134.3	136.0
Dilutive effect of equity-based compensation	.6	.9	1.3
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	135.4	135.2	137.3

Basic and Diluted EPS:
Basic EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.48	$2.28	$2.16
Discontinued operations	—	—	(.01)
Basic EPS attributable to Leggett & Platt common shareholders	$2.48	$2.28	$2.15
Diluted EPS attributable to Leggett & Platt common shareholders
Continuing operations	$2.47	$2.26	$2.14
Discontinued operations	—	—	(.01)
Diluted EPS attributable to Leggett & Platt common shareholders	$2.47	$2.26	$2.13

Other information:
Anti-dilutive shares excluded from diluted EPS computation	.2	.1	—

Cash dividends declared per share	$1.58	$1.50	$1.42

I—Accounts and Other Receivables

Accounts and other receivables at December 31 consisted of the following:

	2019		2018
	Current	Long-term	Current	Long-term
Trade accounts receivable [1]	$571.8	$—	$548.8	$—
Trade notes receivable	1.1	.6	1.7	1.4
Total trade receivables	572.9	.6	550.5	1.4
Other notes receivable [1]	—	23.4	—	24.2
Taxes receivable, including income taxes	15.8	—	12.9	—
Other receivables	11.7	—	13.4	—
Subtotal other receivables	27.5	23.4	26.3	24.2
Total trade and other receivables	600.4	24.0	576.8	25.6
Allowance for doubtful accounts:
Trade accounts receivable [1]	(8.4)	—	(5.2)	—
Trade notes receivable	(.1)	—	—	—
Total trade receivables	(8.5)	—	(5.2)	—
Other notes receivable [1]	—	(15.0)	—	(15.0)
Total allowance for doubtful accounts	(8.5)	(15.0)	(5.2)	(15.0)
Total net receivables	$591.9	$9.0	$571.6	$10.6

1 The “Trade accounts receivable” and “Other notes receivable” line items above include $26.0 and $26.7 as of December 31, 2019 and December 31, 2018, respectively, from a customer in our Residential Products segment who is experiencing financial difficulty and liquidity problems and, during the fourth quarter of 2018, became delinquent in trade accounts receivable balances. In December 2018, we concluded that an impairment existed with regard to this customer, and we established a reserve of $15.9 ($15.0 for the note and $.9 for the trade receivable) to reflect the estimated amount of the probable credit loss and placed the note on nonaccrual status. The note receivable was restructured during the first quarter of 2019 in conjunction with an overall refinancing plan by the customer. The reserve balance at December 31, 2019 was $16.0.

Activity related to the allowance for doubtful accounts is reflected below:

	Balance at December 31, 2017	Add: Charges	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2018	Add: Charges	Less: Net Charge-offs/(Recoveries) and Other	Balance at December 31, 2019
Trade accounts receivable	$4.7	$1.9	$1.4	$5.2	$2.7	$(.5)	$8.4
Trade notes receivable	.2	(.2)	—	—	.1	—	.1
Total trade receivables	4.9	1.7	1.4	5.2	2.8	(.5)	8.5
Other notes receivable	—	15.0	—	15.0	—	—	15.0
Total allowance for doubtful accounts	$4.9	$16.7	$1.4	$20.2	$2.8	$(.5)	$23.5

J—Supplemental Balance Sheet Information

Additional supplemental balance sheet details at December 31 consisted of the following:

	2019	2018
Sundry
Deferred taxes (see Note O)	$11.5	$20.2
Diversified investments associated with stock-based compensation plans (see Note M)	38.2	30.4
Investment in associated companies	4.3	7.1
Pension plan assets (see Note N)	1.4	1.6
Brazilian VAT deposits (see Note U)	10.5	13.9
Net long-term notes receivable (see Note I)	9.0	10.6
Finance leases (see Note L)	4.3	—
Other	39.2	32.6
	$118.4	$116.4
Accrued expenses
Litigation contingency accruals (see Note U)	$.7	$1.9
Wages and commissions payable	80.9	71.5
Workers’ compensation, vehicle-related and product liability, medical/disability [1]	42.9	49.2
Sales promotions	51.1	48.3
Liabilities associated with stock-based compensation plans (see Note M)	11.8	12.2
Accrued interest	14.4	7.9
General taxes, excluding income taxes	17.0	16.3
Environmental reserves	3.8	2.9
Other	58.4	52.5
	$281.0	$262.7
Other current liabilities
Dividends payable	$52.7	$49.6
Customer deposits	11.9	11.8
Sales tax payable	5.0	3.9
Derivative financial instruments (see Note T)	.9	4.5
Liabilities associated with stock-based compensation plans (see Note M)	2.8	2.3
Outstanding checks in excess of book balances	10.4	10.6
Other	9.6	3.7
	$93.3	$86.4
Other long-term liabilities
Liability for pension benefits (see Note N)	$58.6	$39.2
Liabilities associated with stock-based compensation plans (see Note M)	46.5	34.6
Deemed repatriation tax payable (see Note O)	32.8	32.2
Net reserves for tax contingencies	8.1	10.3
Deferred compensation (see Note M)	14.6	17.6
Other	12.9	21.4
	$173.5	$155.3

K—Long-Term Debt

Long-term debt, interest rates and due dates at December 31 are as follows:

	2019			2018
	Year-end Interest Rate	Due Date Through	Balance	Year-end Interest Rate	Due Date Through	Balance
Senior Notes [1]	3.4%	2022	$300.0	3.4%	2022	$300.0
Senior Notes [1]	3.8%	2024	300.0	3.8%	2024	300.0
Senior Notes [1]	3.5%	2027	500.0	3.5%	2027	500.0
Senior Notes [1]	4.4%	2029	500.0			—
Term Loan [2]	2.9%	2024	462.5			—
Industrial development bonds, principally variable interest rates	1.6%	2030	3.8	1.9%	2030	3.8
Commercial paper [3]	2.0%	2024	61.5	2.6%	2022	70.0
Finance leases (primarily vehicles)			4.2			4.7
Other, partially secured			.5			.6
Unamortized discounts and deferred loan cost			(14.9)			(10.1)
Total debt			2,117.6			1,169.0
Less: current maturities			51.1			1.2
Total long-term debt			$2,066.5			$1,167.8
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
2 In January 2019, we issued a $500.0 five-year Tranche A Term Loan with our current bank group. We pay quarterly principal installments of $12.5 through the maturity date of January 2024, at which time we will pay the remaining principal. Additional principal payments, including a complete early payoff, are allowed without penalty. As of December 31, 2019, we had repaid $37.5, as scheduled, on the Tranche A Term Loan. The Tranche A Term Loan bears a variable interest rate as defined in the agreement and was 2.9% at December 31, 2019. Interest is payable based upon a time interval that depends on the selection of interest rate period, and at December 31, 2019, there was no material accrued interest payable on the Tranche A Loan.
3 The weighted average interest rate for the net commercial paper activity during the years ended December 31, 2019 and 2018 was 2.6% and 2.4%, respectively.

Maturities are as follows:

Year ended December 31
2020	$51.1
2021	51.0
2022	350.2
2023	51.0
2024	621.9
Thereafter	992.4
$2,117.6

In January 2019, we increased the size of the revolving facility from $800.0 to $1,200.0 (and increased permitted borrowings, subject to covenant restrictions, under our commercial paper program in a corresponding amount), added a five-year $500.0 term loan facility, and extended the term from 2022 to 2024.

Amounts outstanding at December 31 related to our commercial paper program were:

	2019	2018
Total program authorized	$1,200.0	$800.0

Commercial paper outstanding (classified as long-term debt)	(61.5)	(70.0)
Letters of credit issued under the credit facility	—	—
Total program usage	(61.5)	(70.0)
Total program available	$1,138.5	$730.0

  At December 31, 2019, subject to restrictive covenants we could raise cash by issuing commercial paper through a program that is backed by a $1,200.0 revolving credit facility with a syndicate of 13 lenders. The credit facility allows us to issue total letters of credit up to $125.0. When we issue letters of credit in this manner, our capacity under the revolving facility, and consequently, our ability to issue commercial paper, is reduced by a corresponding amount. We had no outstanding letters of credit under the facility at year end for the periods presented.

At December 31, 2019, the revolving credit facility and certain other long-term debt obligations contain restrictive covenants, of which we are comfortably in compliance. The covenants currently limit: a) as of the last day of each fiscal quarter, the leverage ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in the revolving credit facility) for the trailing four fiscal quarters must not exceed 4.25 to 1.00, with a single step-down to 3.50 to 1.00 at March 31, 2020, b) the amount of total secured debt to 15% of our total consolidated assets, and c) our ability to sell, lease, transfer, or dispose of all or substantially all of total consolidated assets.

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

L—Lease Obligations

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
3 This adjustment is to record the assets and liabilities arising from leases.
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

At December 31, 2019, we had $20.6 of additional operating leases that had not yet commenced. These operating leases will commence in 2020 with average lease terms of 9 years.
Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$158.8

Current portion of operating lease liabilities	39.3
Operating lease liabilities	121.6
Total operating lease liabilities	$160.9

Finance leases:
Sundry	$4.3

Current maturities of long-term debt	1.1
Long-term debt	3.1
Total finance lease liabilities	$4.2

The components of lease expense were as follows:

Year Ended December 31,
2019
Operating lease costs:
Lease costs	$45.0
Variable lease costs	12.9
Total operating lease costs	$57.9

Short-term lease costs	$5.0

Finance lease costs:
Amortization of right-of-use assets	$2.7
Interest on lease liabilities	.2
Total finance lease costs	$2.9

Total lease costs	$65.8

Variable lease costs consist primarily of taxes, insurance, and common-area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor.

Supplemental cash flow information related to leases was as follows:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.7
Operating cash flows from finance leases	.2
Financing cash flows from finance leases	2.7

Right-of-use assets obtained in exchange for new operating lease liabilities	40.7
Right-of-use assets obtained in exchange for new finance lease liabilities	2.1

In connection with the ECS transaction discussed in Note S, we acquired operating right-of-use assets of approximately $24.0 (including a favorable lease position of $2.4).  The operating lease liability associated with these right-of-use assets was approximately $21.6.  Finance right-of-use assets acquired in the ECS transaction and the related finance lease liabilities were immaterial.

The following table reconciles the undiscounted cash flows for the operating and finance leases at December 31, 2019 to the operating and finance lease liabilities recorded on the Consolidated Balance Sheets:

	December 31, 2019
	Operating Leases	Finance Leases
2020	$43.9	$1.9
2021	39.1	1.4
2022	32.7	.9
2023	23.4	.2
2024	16.1	—
Thereafter	19.1	—
Total	174.3	4.4
Less: Interest	13.4	.2
Lease Liability	$160.9	$4.2

Weighted average remaining lease term (years)	4.7	2.5
Weighted average discount rate	3.3%	3.5%

Our future minimum lease commitments as of December 31, 2018, under Topic 840, the predecessor to Topic 842, were as follows:

Operating Leases
2019	$35.9
2020	30.7
2021	26.2
2022	19.9
2023	13.1
Thereafter	18.0
Total	$143.8

M—Stock-Based Compensation

We use various forms of share-based compensation which are summarized below. One stock unit is equivalent to one common share for accounting and earnings-per-share purposes. Shares are issued from treasury for the majority of our stock plans’ activity. All share information is presented in millions.

Stock options and stock units are granted pursuant to our Flexible Stock Plan (the "Plan"). Each option counts as one share against the shares available under the Plan, but each share granted for any other awards will count as three shares against the Plan.

At December 31, 2019, the following common shares were authorized for issuance under the Plan:

	Shares Available for Issuance	Maximum Number of Authorized Shares
Unexercised options	.6	.6
Outstanding stock units—vested	3.5	7.8
Outstanding stock units—unvested	1.1	3.3
Available for grant	5.0	5.0
Authorized for issuance at December 31, 2019	10.2	16.7

The following table recaps the impact of stock-based compensation on the results of operations for each of the periods presented:

	Year Ended December 31
	2019		2018		2017
	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash	To Be Settled With Stock	To Be Settled In Cash
Stock-based retirement plans contributions [2]	$3.7	$.6	$5.6	$1.0	$5.5	$1.2
Discounts on various stock awards:
Deferred Stock Compensation Program [1]	2.1	—	1.9	—	2.1	—
Stock-based retirement plans [2]	1.3	—	1.3	—	1.4	—
Discount Stock Plan [6]	1.0	—	1.1	—	1.1	—
Performance Stock Unit (PSU) awards: [3]
2018 and later PSU - TSR based 3A	2.8	4.1	1.2	.8	—	—
2018 and later PSU - EBIT CAGR based 3B	3.8	5.3	2.9	2.5	—	—
2017 and prior PSU awards 3C	1.8	1.0	3.6	(1.3)	5.4	(1.4)
Profitable Growth Incentive (PGI) awards [4]	—	—	.9	.9	1.4	1.4
Restricted Stock Units (RSU) awards [5]	2.0	—	2.1	—	2.5	—
Other, primarily non-employee directors restricted stock	1.4	—	.9	—	.9	—
Total stock-related compensation expense	19.9	$11.0	21.5	$3.9	20.3	$1.2
Employee contributions for above stock plans	13.1		14.0		16.3
Total stock-based compensation	$33.0		$35.5		$36.6

Tax benefits on stock-based compensation expense	$4.7		$5.1		$7.3
Tax benefits on stock-based compensation payments (As discussed below, we elected to pay selected awards in cash during 2018.)	5.6		3.9		9.9
Total tax benefits associated with stock-based compensation	$10.3		$9.0		$17.2

The following table recaps the impact of stock-based compensation on assets and liabilities for each of the periods presented:

	2019			2018
	Current	Long-term	Total	Current	Long-term	Total
Assets:
Diversified investments associated with the Executive Stock Unit Program [2]	$2.8	$38.2	$41.0	$2.3	$30.4	$32.7

Liabilities:
Executive Stock Unit Program [2]	$2.8	$37.8	$40.6	$2.3	$31.4	$33.7
Performance Stock Unit (TSR) award 3A	1.5	5.0	6.5	.6	.7	1.3
Performance Stock Unit (EBIT) award 3B	4.1	3.7	7.8	—	2.5	2.5
Profitable Growth Incentive award [4]	—	—	—	4.3	—	4.3
Other - primarily timing differences between employee withholdings and related employer contributions to be submitted to various plans' trust accounts	6.2	—	6.2	7.4	—	7.4
Total liabilities associated with stock-based compensation	$14.6	$46.5	$61.1	$14.6	$34.6	$49.2
1 Stock Option Grants

We have granted stock options in conjunction with our Deferred Compensation Program, to senior executives on a discretionary basis, and historically to a broad group of employees.

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

•
Deferred stock units (DSU) under this program are acquired every two weeks (when the compensation would have otherwise been paid) at a 20% discount to the market price of our common stock on each acquisition date, and they vest immediately. Expense is recorded as the compensation is earned. Stock units earn dividends at the same rate as cash dividends paid on our common stock. These dividends are used to acquire stock units at a 20% discount. Stock units are converted to common stock and distributed in accordance with the participant’s pre-set election. However, stock units may be settled in cash but only if there is not a sufficient amount of shares reserved for future issuance under the Flexible Stock Plan. Participants must begin receiving distributions no later than 10 years after the effective date of the deferral and installment distributions cannot exceed 10 years.

•	Interest-bearing cash deferrals under this program are reported in "Other long-term liabilities" on the Consolidated Balance Sheets and are disclosed in Note J.

	Options	Units	Cash
Aggregate amount of compensation deferred during 2019	$.1	$6.9	$.6

Options granted to a broad group of employees on a discretionary basis

Options are generally offered only in conjunction with the Deferred Compensation Program discussed above. We occasionally grant options to senior executives in connection with promotions or retention purposes, and prior to 2013, we granted stock options annually on a discretionary basis to a broad group of employees. Those options have a maximum term of 10 years and exercise prices equal to Leggett’s closing stock price on the grant date.

Grant date fair values are calculated using the Black-Scholes option pricing model and are amortized by the straight-line method over the options’ total vesting period (typically three years), except for employees who are retirement eligible. Expense for employees who are retirement eligible is recognized immediately.

Stock Option Summary

Stock option information for the plans discussed above is as follows:

	Total Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1.6	$25.43
Granted	.1	36.25
Exercised	(1.1)	22.40
Outstanding at December 31, 2019	.6	$33.03	4.7	$10.4
Vested or expected to vest	.6	$33.03	4.7	$10.4
Exercisable (vested) at December 31, 2019	.5	$32.34	3.8	$8.9

Additional information related to stock option activity for the periods presented is as follows:

	Year Ended December 31
	2019	2018	2017
Total intrinsic value of stock options exercised	$23.6	$8.8	$11.7
Cash received from stock options exercised	9.3	4.8	2.6
Total fair value of stock options vested	.3	.8	1.2

The following table summarizes fair values calculated (and assumptions utilized) using the Black-Scholes option pricing model.

	Year Ended December 31
	2019	2018	2017
Aggregate grant date fair value	$.5	$ <.1	$ <.1
Weighted-average per share grant date fair value	5.36	6.47	9.21
Risk-free interest rate	2.8%	2.3%	2.3%
Expected life in years	7.8	6.0	6.0
Expected volatility (over expected life)	22.3%	19.4%	19.8%
Expected dividend yield (over expected life)	4.2%	3.1%	3.1%

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

2 Stock-Based Retirement Plans

Previous to 2019 we had two stock-based retirement plans: the tax-qualified Stock Bonus Plan (SBP) for non-highly compensated employees, and the non-qualified Executive Stock Unit Program (ESUP) for highly compensated employees. We made matching contributions to both plans. In addition to the automatic 50% match, we would make another matching contribution of up to 50% of the employee’s contributions for the year if certain profitability levels, as defined in the SBP and the ESUP, were obtained.

For 2019, the provisions of the ESUP are unchanged. We merged the SBP with the Leggett & Platt, Incorporated 401(k) Plan and Trust Agreement (401(k) Plan) on December 31, 2018 (see Note N). After the merger, our common stock was added to the 401(k) Plan as an investment option and participants may elect up to 20% of their contributions into our common stock beginning on January 1, 2019. Previously participants could contribute up to 100% of their contributions into our common stock.

Participants in the ESUP may contribute up to 10% (depending upon certain qualifications) of their compensation above the threshold. Participant contributions are credited to a diversified investment account established for the participant, and we make premium contributions to the diversified investment accounts equal to 17.65% of the participant’s contribution. A participant’s diversified investment account balance is adjusted to mirror the investment experience, whether positive or negative, of the diversified investments selected by the participant. Participants may change investment elections in the diversified investment accounts, but cannot purchase Company common stock or stock units. The diversified investment accounts consist of various mutual funds and retirement target funds and are unfunded, unsecured obligations of the Company that will be settled in cash. Both the assets and liabilities associated with this program are presented in the table above and are adjusted to fair value at each reporting period.

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

Company matches in the ESUP fully vest upon five years of cumulative service, subject to certain participation requirements. Distributions are triggered by an employee’s retirement, death, disability or separation from Leggett.

For the year ended December 31, employee contributions were $3.7 and employer premium contributions to diversified investment accounts were $.6. See the stock-based compensation table above for information regarding employer contributions.

Details regarding stock unit activity for the ESUP plan are reflected in the stock units summary table below.

3 PSU Awards

During 2018, we merged our PSU and PGI award programs. The 2018 and later PSU awards have a component based on relative Total Shareholder Return (TSR = (Change in Stock Price + Dividends) / Beginning Stock Price) and another component based on EBIT Compound Annual Growth Rate (CAGR). These components are discussed below.

For outstanding 2018 and later awards, we intend to pay 50% in shares of our common stock and 50% in cash; although, we reserve the right, subject to Compensation Committee approval, to pay up to 100% in cash.

For outstanding 2017 awards, we intend to pay 65% in shares of our common stock and 35% in cash; although, we reserve the right to pay up to 100% in cash.

Cash settlements are recorded as a liability and adjusted to fair value at each reporting period. We elected to pay 100% of the 2015 award (paid in the first quarter 2018) in cash.

The PSU award program will change in 2020 as discussed below.

 3A 2018 and later PSU - TSR based
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
The relative TSR vesting condition of the 2018 and later PSU award contains the following conditions:

•	A service requirement—Awards generally “cliff” vest three years following the grant date; and

•
A market condition—Awards are based on our TSR as compared to the TSR of a group of peer companies. The peer group consists of all the companies in the Industrial, Materials and Consumer Discretionary sectors of the S&P 500 and S&P Midcap 400 (approximately 300 companies). Participants will earn from 0% to 200% of the base award depending upon how our TSR ranks within the peer group at the end of the three-year performance period.

3B 2018 and later PSU - EBIT CAGR based
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

In connection with the decision to move a significant portion of the long-term incentive opportunity from a two-year to a three-year performance period by eliminating PGI awards, in February 2018, we also granted participants a one-time transition PSU award, based upon EBIT CAGR over a two-year performance period. This award will be paid in the first quarter 2020. Average payout percentage of base award will be 114%, and the number of shares paid will be .1. The cash portion pay out will be $4.1.

3C 2017 and Prior PSU Awards
The 2017 and prior PSU awards are based solely on relative TSR. Vesting conditions are the same as (3A) above other than a maximum payout of 175% of the base award.

Below is a summary of shares and grant date fair value related to PSU awards for the periods presented:

	Year Ended December 31
	2019	2018	2017
TSR based
Total shares base award	.1	.1	.1
Grant date per share fair value	$57.86	$42.60	$50.75
Risk-free interest rate	2.4%	2.4%	1.5%
Expected life in years	3.0	3.0	3.0
Expected volatility (over expected life)	21.5%	19.9%	19.5%
Expected dividend yield (over expected life)	3.4%	3.3%	2.8%

EBIT CAGR based
Total shares base award	.1	.1
Grant date per share fair value	$39.98	$40.92
Vesting period in years	3.0	3.0

Three-Year Performance Cycle
Award Year	Completion Date	TSR Performance Relative to the Peer Group (1%=Best)	Payout as a Percent of the Base Award	Number of Shares Distributed	Cash Portion	Distribution Date
2015	December 31, 2017	57	61.0%	—	$6.9	First quarter 2018
2016	December 31, 2018	78	—%	—	$—	First quarter 2019
2017	December 31, 2019	63	49.0%	.1 million	$1.6	First quarter 2020

4 PGI Awards

In 2017 and prior years certain key management employees participated in a PGI program, which was replaced in 2018 with the PSU-EBIT CAGR award discussed above. The PGI awards vested (0% to 250%) at the end of a two-year performance period based on our, or the applicable profit center's, revenue growth (adjusted by a GDP factor when applicable) and EBITDA margin at the end of a two-year performance period. We paid the 2017 award half in shares of our common stock and half in cash. We elected to pay the 2016 award (paid in the first quarter of 2018) in cash. Both components were adjusted to fair value at each reporting period. As of the first quarter 2019, all PGI awards have been paid out.

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

The RSU award program will change in 2020 as discussed below.

Stock Units Summary

As of December 31, 2019, the unrecognized cost of non-vested stock units that is not adjusted to fair value was $11.3 with a weighted-average remaining contractual life of one year.

Stock unit information for the plans discussed above is presented in the table below:

	DSU	ESUP	PSU*	RSU	Total Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value
Unvested at December 31, 2018	—	—	.7	.1	.8	$38.43
Granted based on current service	.2	.2	—	.1	.5	41.48
Granted based on future conditions	—	—	.4	—	.4	24.26
Vested	(.2)	(.2)	—	(.1)	(.5)	43.97
Forfeited	—	—	(.1)	—	(.1)	—
Unvested at December 31, 2019	—	—	1.0	.1	1.1	$33.30	$56.4
Fully vested shares available for issuance at December 31, 2019					3.5		$176.2

*PSU awards are presented at maximum payout (2017 award at 175% and 2018 and later awards at 200%)

	Year Ended December 31
	2019	2018	2017
Total intrinsic value of vested stock units converted to common stock	$8.0	$12.1	$22.7

6 Discount Stock Plan

Under the Discount Stock Plan (DSP), a tax-qualified §423 stock purchase plan, eligible employees may purchase shares of Leggett common stock at 85% of the closing market price on the last business day of each month. Shares are purchased and issued on the last business day of each month and generally cannot be sold or transferred for one year.

Average 2019 purchase price per share (net of discount)	$35.62
2019 number of shares purchased by employees	.2
Shares purchased since inception in 1982	23.3
Maximum shares under the plan	27.0

2020 Changes to the PSU and RSU awards

In November 2019, the Compensation Committee approved changes to our PSU and RSU award programs. Changes to the plans for executive officers are as follows:

•	Two-thirds of the target award value will be granted as PSUs based on relative TSR and EBIT CAGR over a three-year performance period.

•	One-third of the target award value will be granted as RSUs vesting in one-third increments over three years.

In addition, the RSU award was amended so that those who retire (1) after age 65 or (2) after the date where the participant’s age plus years of service are greater than or equal to 70 years, will continue to receive shares that will vest after the retirement date. Expense associated with these retirement-eligible employees will be recognized immediately at the RSU grant date. For those employees who become retirement eligible after the grant date, any remaining expense associated with those RSUs will be recognized at the date the employee meets the retirement-eligible criteria.

N—Employee Benefit Plans

The Consolidated Balance Sheets reflect a net liability for the funded status of our domestic and foreign defined benefit pension plans. Our U.S. plans (comprised primarily of three significant plans) represent approximately 84% of our pension benefit obligation in each of the periods presented. Participants in one of the significant domestic plans have stopped earning benefits; this plan is referred to as our Frozen Plan in the following narrative.

A summary of our pension obligations and funded status as of December 31 is as follows:

	2019	2018	2017
Change in benefit obligation
Benefit obligation, beginning of period	$219.8	$241.5	$293.0
Service cost	4.0	3.9	4.6
Interest cost	8.5	8.0	10.9
Plan participants’ contributions	.5	.5	.7
Actuarial loss (gain)	36.7	(20.3)	4.0
Benefits paid	(13.8)	(13.4)	(15.2)
Plan amendments	1.9	1.9	—
Settlements	—	—	(59.8)
Foreign currency exchange rate changes	1.5	(2.3)	3.3
Benefit obligation, end of period	259.1	219.8	241.5
Change in plan assets
Fair value of plan assets, beginning of period	181.8	185.7	214.1
Actual return (loss) on plan assets	30.0	(10.6)	28.3
Employer contributions	1.5	21.8	14.9
Plan participants’ contributions	.5	.5	.7
Benefits paid	(13.8)	(13.4)	(15.2)
Settlements	—	—	(59.8)
Foreign currency exchange rate changes	1.5	(2.2)	2.7
Fair value of plan assets, end of period	201.5	181.8	185.7
Net funded status	$(57.6)	$(38.0)	$(55.8)
Funded status recognized in the Consolidated Balance Sheets
Other assets—sundry	$1.4	$1.6	$2.2
Other current liabilities	(.4)	(.4)	(.4)
Other long-term liabilities	(58.6)	(39.2)	(57.6)
Net funded status	$(57.6)	$(38.0)	$(55.8)

Our accumulated benefit obligation was not materially different from our projected benefit obligation for the periods presented.

Included in the above plans is a subsidiary’s unfunded supplemental executive retirement plan. This is a non-qualified plan, and these benefits are secured by insurance policies that are not included in the plan’s assets. Cash surrender values associated with these policies were approximately $2.5 at December 31, 2019, 2018 and 2017.

Comprehensive Income

Amounts and activity included in accumulated other comprehensive income associated with pensions are reflected below:

	December 31, 2018	2019 Amortization	2019 Net Actuarial loss	2019 Foreign currency exchange rates change	2019 Income tax change	December 31, 2019
Net loss (gain) (before tax)	$54.7	$(2.9)	$18.3	$.3	$(.2)	$70.2
Deferred income taxes	(15.4)	—	—	—	(3.6)	(19.0)
Accumulated other comprehensive income (loss) (net of tax)	$39.3	$(2.9)	$18.3	$.3	$(3.8)	$51.2

Of the amounts in accumulated other comprehensive income as of December 31, 2019, the portions expected to be recognized as components of net periodic pension cost in 2020 are as follows:

Net loss	$3.7
Net prior service cost	.2
Total expected to be recognized in 2020	$3.9

Net Pension (Expense) Income

Components of net pension (expense) income for the years ended December 31 were as follows:

	2019	2018	2017
Service cost	$(4.0)	$(3.9)	$(4.6)
Interest cost	(8.5)	(8.0)	(10.9)
Expected return on plan assets	11.3	11.9	13.4
Recognized net actuarial loss	(2.9)	(2.6)	(4.6)
Prior service cost	(1.7)	—	—
Settlements	—	—	(15.3)
Net pension expense	$(5.8)	$(2.6)	$(22.0)
Weighted average assumptions for pension costs:
Discount rate used in net pension costs	3.9%	3.4%	3.8%
Rate of compensation increase used in pension costs	3.0%	3.0%	3.5%
Expected return on plan assets	6.4%	6.4%	6.5%
Weighted average assumptions for benefit obligation:
Discount rate used in benefit obligation	2.8%	3.9%	3.4%
Rate of compensation increase used in benefit obligation	3.4%	3.0%	3.0%

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

Pension Plan Assets

The fair value of our major categories of pension plan assets is disclosed below using a three-level valuation hierarchy that separates fair value valuation techniques into the following categories:

•	Level 1: Quoted prices for identical assets or liabilities in active markets.

•	Level 2: Other significant inputs observable either directly or indirectly (including quoted prices for similar securities, interest rates, yield curves, credit risk, etc.).

•	Level 3: Unobservable inputs that are not corroborated by market data.

Presented below are our major categories of investments for the periods presented:

	Year Ended December 31, 2019					Year Ended December 31, 2018
	Level 1	Level 2	Level 3	Assets Measured at NAV[1]	Total	Level 1	Level 2	Level 3	Assets Measured at NAV[1]	Total
Mutual and pooled funds
Fixed income	$40.7	$—	$—	$—	$40.7	$41.8	$—	$—	$—	$41.8
Equities	121.7	—	—	—	121.7	96.8	—	—	—	96.8
Stable value funds	—	30.2	—	—	30.2	—	29.5	—	—	29.5
Money market funds, cash and other	—	—	—	8.9	8.9	—	—	—	13.7	13.7
Total investments at fair value	$162.4	$30.2	$—	$8.9	$201.5	$138.6	$29.5	$—	$13.7	$181.8

1Certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Plan assets are invested in diversified portfolios of equity, debt and government securities, as well as a stable value fund. The aggregate allocation of these investments is as follows:

	2019	2018
Asset Category
Equity securities	60%	53%
Debt securities	20	23
Stable value funds	15	16
Other, including cash	5	8
Total	100%	100%

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

Settlements

In December 2017, to reduce the size of our pension benefit obligation, reduce volatility of contribution requirements in future years, and also reduce pension-related operational expenses over the long term, we completed an annuity purchase transaction for pensioners that were currently receiving a small monthly benefit. As part of this annuity purchase, we settled $59.8 of pension obligations for U.S. retirees. This was paid from plan assets and did not require an employer cash contribution. As a result of these settlements, we recorded settlement losses of $15.3 ($9.5 net of tax) reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled. These settlement charges were recorded in “Other expense (income), net” with a corresponding balance sheet reduction in "Accumulated other comprehensive (loss)" for the year ended December 31, 2017.

Future Contributions and Benefit Payments

We expect to contribute approximately $2.0 to our defined benefit pension plans in 2020.

Estimated benefit payments expected over the next 10 years are as follows:

2020	$12.4
2021	13.4
2022	13.8
2023	14.2
2024	14.5
2025-2029	71.2

Defined Contribution Plans

Total expense for defined contribution plans was as follows:

	2019	2018	2017
401(k) Plan	$6.9	$2.2	$2.3
Other defined contribution plans	5.3	4.1	4.0
	$12.2	$6.3	$6.3

Expense for our 401(k) Plan increased in 2019 primarily due to the December 31, 2018 merger of the SBP and 401(k) Plan as discussed in Note M and the implementation of automatic enrollment features (effective January 1, 2019).

Multi-employer Pension Plans

We have limited participation in two union-sponsored, defined benefit, multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts.  Aggregate contributions to these plans were immaterial for each of the years presented. In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if a plan has unfunded vested benefits.  Factors that could impact the funded status of these plans include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.  Withdrawal liability triggers could include a plan's termination, a withdrawal of substantially all employers, or our voluntary withdrawal from the plan (such as decision to close a facility or the dissolution of a collective bargaining unit). We have a very small share of the liability among the participants of these plans. Based upon the information available from plan administrators, both of the multi-employer plans in which we participate are underfunded, and we estimate our aggregate share of potential withdrawal liability for both plans to be $19.3. We have not recorded any material withdrawal liabilities for the years presented.

O—Income Taxes

The components of earnings from continuing operations before income taxes are as follows:

	Year Ended December 31
	2019	2018	2017
Domestic	$195.5	$149.1	$188.6
Foreign	234.6	235.3	243.4
	$430.1	$384.4	$432.0

Income tax expense from continuing operations is comprised of the following components:

	Year Ended December 31
	2019	2018	2017
Current
Federal	$34.6	$21.2	$76.0
State and local	5.3	4.9	3.8
Foreign	48.7	55.6	43.2
	88.6	81.7	123.0
Deferred
Federal	7.5	8.8	5.8
State and local	.6	(12.0)	(2.6)
Foreign	(.5)	(.2)	12.2
	7.6	(3.4)	15.4
	$96.2	$78.3	$138.4

The U.S. statutory federal income tax rate was significantly impacted by the enactment of the Tax Cuts and Jobs Act (TCJA) in the fourth quarter of 2017, which reduced our U.S. federal corporate income tax rate from 35% in 2017, to 21% in 2018 and 2019. Income tax expense from continuing operations, as a percentage of earnings before income taxes, differs from these statutory federal income tax rates as follows:

	Year Ended December 31
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Increases (decreases) in rate resulting from:
State taxes, net of federal benefit	1.4	.9	1.0
Tax effect of foreign operations	(1.6)	(.7)	(8.8)
Global intangible low-taxed income	2.2	.7	—
Current and deferred foreign withholding taxes	1.2	3.8	3.5
Deemed repatriation of foreign earnings	—	(.3)	15.6
Deferred tax revaluation	(.1)	(.1)	(6.0)
Stock-based compensation	(1.1)	(.8)	(2.0)
Tax benefit for outside basis in subsidiary	—	—	(1.8)
Change in valuation allowance	.4	(2.0)	(.4)
Change in uncertain tax positions, net	(.3)	(.3)	(.6)
Domestic production activities deduction	—	—	(1.2)
Other permanent differences, net	(.3)	(1.4)	(1.6)
Other, net	(.4)	(.4)	(.7)
Effective tax rate	22.4%	20.4%	32.0%

In 2017, we recognized a provisional net tax expense totaling $50.4 from the impact of TCJA related to the one-time deemed repatriation tax ($67.3), additional foreign withholding taxes recorded for expected foreign cash repatriations ($9.0) and other items ($.2), offset by the revaluation of our U.S. deferred taxes ($26.1). We refined and finalized our accounting for these provisional amounts under SAB 118 in 2018 and recorded measurement period adjustment benefits related to the deemed repatriation tax and our deferred tax revaluation of $1.3 and $.5, respectively. In addition, in 2018, the United States Internal Revenue Service (IRS) applied our prepaid income taxes and taxes receivable of $28.4 against the December 31, 2017 deemed repatriation tax liability. In 2019, the application of prepaid income taxes and taxes receivable was reduced to $27.8, increasing the deemed repatriation tax outstanding as of December 31, 2019 to $32.8 which will be paid on a graduated scale beginning in 2022 over a four-year period.

For all periods presented, the tax rate benefited from income earned in various foreign jurisdictions at rates lower than the U.S. federal statutory rate, primarily related to China, Croatia, and Luxembourg.

In 2019, we recognized tax detriments of $12.9, primarily related to the U.S. taxation of Global Intangible Low-Taxed Income of $9.3 and other net tax detriments of $3.6.

In 2018, our rate benefited by $2.3, primarily related to the net reduction of valuation allowances of $7.8 and other net benefits totaling $9.1, including measurement period adjustments. These benefits were offset by tax detriments recorded in 2018 totaling $14.6 related to current and deferred foreign withholding taxes.

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

Unrecognized Tax Benefits

The total amount of our gross unrecognized tax benefits at December 31, 2019 was $8.6, of which $6.7 would impact our effective tax rate, if recognized. A reconciliation of the beginning and ending balance of our gross unrecognized tax benefits for the periods presented is as follows:

	2019	2018	2017
Gross unrecognized tax benefits, January 1	$8.2	$10.1	$12.1
Gross increases—tax positions in prior periods	—	—	.1
Gross decreases—tax positions in prior periods	(.4)	(.5)	(.4)
Gross increases—current period tax positions	.7	1.3	1.5
Change due to exchange rate fluctuations	—	(.2)	.3
Settlements	—	—	(.9)
Lapse of statute of limitations	(2.1)	(2.5)	(2.6)
Gross unrecognized tax benefits, December 31	6.4	8.2	10.1
Interest	1.9	2.4	3.0
Penalties	.3	.4	.5
Total gross unrecognized tax benefits, December 31	$8.6	$11.0	$13.6

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Operations, which is consistent with prior reporting periods.

We are currently in various stages of audit by certain governmental tax authorities. We have established liabilities for unrecognized tax benefits as appropriate, with such amounts representing a reasonable provision for taxes we ultimately might be required to pay. However, these liabilities could be adjusted over time as more information becomes known relative to these audits. We are no longer subject to significant U.S. federal tax examinations for years prior to 2016, or significant U.S. state or foreign income tax examinations for years prior to 2012.

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

Deferred Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The major temporary differences and their associated deferred tax assets or liabilities are as follows:

	December 31
	2019		2018
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$19.1	$(84.8)	$19.7	$(67.8)
Inventories	2.3	(13.2)	2.1	(10.3)
Accrued expenses	59.9	(4.2)	60.3	(.1)
Net operating losses and other tax carryforwards	31.9	—	27.2	—
Pension cost and other post-retirement benefits	18.2	(.7)	13.4	(.6)
Intangible assets	.3	(199.5)	.4	(84.6)
Derivative financial instruments	3.0	(1.7)	5.0	(1.3)
Tax on undistributed earnings (primarily from Canada and China)	—	(16.8)	—	(18.8)
Uncertain tax positions	1.4	—	2.4	—
Other	5.2	(6.3)	6.9	(6.1)
Gross deferred tax assets (liabilities)	141.3	(327.2)	137.4	(189.6)
Valuation allowance	(16.8)	—	(13.2)	—
Total deferred taxes	$124.5	$(327.2)	$124.2	$(189.6)
Net deferred tax liability		$(202.7)		$(65.4)

Deferred tax assets (liabilities) included in the consolidated balance sheets are as follows:

	December 31
	2019	2018
Sundry	$11.5	$20.2
Deferred income taxes	(214.2)	(85.6)
	$(202.7)	$(65.4)

Significant fluctuations in our deferred taxes from 2018 to 2019 relate to the following:

•	The increase of $17.0 in our deferred tax liability associated with property, plant, and equipment relates primarily to accelerated bonus depreciation resulting from TCJA; and

•	The increase of $114.9 in our deferred tax liability associated with intangible assets relates primarily to the acquisition of ECS in 2019.

The valuation allowance recorded primarily relates to net operating loss, tax credit, and capital loss carryforwards for which utilization is uncertain. Cumulative tax losses in certain state and foreign jurisdictions during recent years, limited carryforward periods in certain jurisdictions, future reversals of existing taxable temporary differences, and reasonable tax planning strategies were among the factors considered in determining the valuation allowance. Individually, none of these tax carryforwards presents a material exposure.

Most of our tax carryforwards have expiration dates that vary generally over the next 20 years, with no amount greater than $10.0 expiring in any one year.

Deferred withholding taxes (tax on undistributed earnings) have been provided on the earnings of our foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. We are not asserting permanent reinvestment on $754.5 of our earnings, and have accrued incremental tax on these undistributed earnings as presented in the table above.

Foreign withholding taxes have not been provided on certain foreign earnings which are indefinitely reinvested outside the U.S. The cumulative undistributed earnings which are indefinitely reinvested as of December 31, 2019, are $326.5. If such earnings were repatriated to the U.S. through dividends, the resulting incremental tax expense would approximate $16.0, based on present income tax laws and after consideration of the tax recorded in 2017 for the mandatory deemed repatriation of our foreign earnings in connection with TCJA.

P—Other Expense (Income)

The components of other expense (income) from continuing operations were as follows:

	Year Ended December 31
	2019	2018	2017
Restructuring charges (See Note F)	$8.1	$7.8	$.8
Currency loss	3.0	.8	1.5
(Gain) loss from diversified investments associated with Executive Stock Unit Program	(7.2)	1.9	(4.5)
Non-service pension expense (income) (See Note N)	1.8	(1.3)	17.4
Other income	(4.3)	(6.5)	(2.6)
	$1.4	$2.7	$12.6

Q—Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(38.6)	$(17.8)	$(57.2)	$(113.6)
Other comprehensive income	78.7	1.6	10.2	90.5
Reclassifications, pretax [1]	—	7.2	19.9	27.1
Income tax effect	—	(2.5)	(11.4)	(13.9)
Attributable to noncontrolling interest	.4	—	—	.4
Balance at December 31, 2017	40.5	(11.5)	(38.5)	(9.5)
Other comprehensive (loss)	(67.0)	(3.1)	(3.7)	(73.8)
Reclassifications, pretax [2]	—	2.8	2.6	5.4
Income tax effect	—	—	.3	.3
Balance at December 31, 2018	(26.5)	(11.8)	(39.3)	(77.6)
Other comprehensive income (loss)	5.0	2.5	(18.6)	(11.1)
Reclassifications, pretax [3]	—	7.4	2.9	10.3
Income tax effect	—	(2.2)	3.8	1.6
Balance at December 31, 2019	$(21.5)	$(4.1)	$(51.2)	$(76.8)

[1] 2017 pretax reclassifications are comprised of:
Net sales	$—	$2.3	$—	$2.3
Cost of goods sold; selling and administrative expenses	—	.7	—	.7
Interest expense	—	4.2	—	4.2
Other expense (income), net	—	—	19.9	19.9
Total 2017 reclassifications, pretax	$—	$7.2	$19.9	$27.1

[2] 2018 pretax reclassifications are comprised of:
Net sales	$—	$(2.6)	$—	$(2.6)
Cost of goods sold; selling and administrative expenses	—	1.1	—	1.1
Interest expense	—	4.3	—	4.3
Other expense (income), net	—	—	2.6	2.6
Total 2018 reclassifications, pretax	$—	$2.8	$2.6	$5.4

[3] 2019 pretax reclassifications are comprised of:
Net sales	$—	$3.6	$—	$3.6
Cost of goods sold; selling and administrative expenses	—	(.6)	—	(.6)
Interest expense	—	4.4	—	4.4
Other expense (income), net	—	—	2.9	2.9
Total 2019 reclassifications, pretax	$—	$7.4	$2.9	$10.3

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

•	Level 3: Unobservable inputs that are not corroborated by market data.
The areas in which we utilize fair value measures of financial assets and liabilities are presented in the table below:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$153.7	$—	$153.7
Derivative assets [1] (see Note T)	—	4.0	—	4.0
Diversified investments associated with the ESUP [1] (see Note M)	41.0	—	—	41.0
Total assets	$41.0	$157.7	$—	$198.7
Liabilities:
Derivative liabilities [1] (see Note T)	$—	$.9	$—	$.9
Liabilities associated with the ESUP [1] (see Note M)	40.6	—	—	40.6
Total liabilities	$40.6	$.9	$—	$41.5

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Bank time deposits with original maturities of three months or less	$—	$159.1	$—	$159.1
Derivative assets [1] (see Note T)	—	1.2	—	1.2
Diversified investments associated with the ESUP [1] (see Note M)	32.7	—	—	32.7
Total assets	$32.7	$160.3	$—	$193.0
Liabilities:
Derivative liabilities [1] (see Note T)	$—	$4.7	$—	$4.7
Liabilities associated with the ESUP [1] (see Note M)	33.7	—	—	33.7
Total liabilities	$33.7	$4.7	$—	$38.4

1 Includes both current and long-term amounts combined.

The fair value for fixed rate debt (Level 2) was approximately $98.6 greater than carrying value of $1,585.6 at December 31, 2019 and was approximately $35.0 less than carrying value of $1,090.5 at December 31, 2018.

Items measured at fair value on a non-recurring basis

The primary areas in which we utilize fair value measures of non-financial assets and liabilities are allocating purchase price to the assets and liabilities of acquired companies as discussed in Note S and evaluating long-term assets (including goodwill) for potential impairment as discussed in Note D. Determining fair values for these items requires significant judgment and includes a variety of methods and models that utilize significant Level 3 inputs as discussed in Note A.

S—Acquisitions

The following table contains the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions during the periods presented (using inputs discussed in Note A), and any additional consideration paid for prior years’ acquisitions. Of the goodwill included in the table below, $139.0 is expected to be deductible for tax purposes.

	2019	2018	2017
Accounts receivable	$75.2	$19.6	$10.5
Inventory	63.2	26.2	6.2
Property, plant and equipment	82.3	28.2	15.7
Goodwill (see Note E)	566.3	28.1	11.5
Other intangible assets (see Note E)
Customer relationships (7 to 20-year life)	378.9	19.4	11.3
Technology (5 to 15-year life)	173.3	4.9	—
Trademarks and trade names (15-year)	67.1	2.7	8.6
Non-compete agreements and other (5 to 15-year life)	28.7	1.9	.4
Other current and long-term assets	29.4	.8	.8
Current liabilities	(48.2)	(11.9)	(4.6)
Deferred income taxes	(127.4)	(9.9)	(6.3)
Long-term liabilities	(23.7)	(.8)	—
Noncontrolling interest	—	—	(.5)
Fair value of net identifiable assets	1,265.1	109.2	53.6
Less: Additional consideration payable	—	—	2.7
Less: Common stock issued for acquired companies	—	—	11.8
Net cash consideration	$1,265.1	$109.2	$39.1

The following table summarizes acquisitions for the periods presented.

Year Ended	Number of Acquisitions	Segment	Product/Service
December 31, 2019	2	Residential Products	A leader in proprietary specialized foam technology, primarily for the bedding and furniture industries; Manufacturer and distributor of geosynthetic and mine ventilation products
December 31, 2018	3	Residential Products; Specialized Products	Manufacturer and distributor of home and garden products; Manufacturer and distributor of silt fence; Engineered hydraulic cylinders
December 31, 2017	3	Residential Products; Furniture Products	Distributor and installer of geosynthetic products; Flooring products; Surface-critical bent tube components

We are finalizing all of the information required to complete the purchase price allocations related to the most recent acquisitions and do not anticipate any material modifications.

Certain of our prior years' acquisition agreements provide for additional consideration to be paid in cash at a later date and are recorded as a liability at the acquisition date. At December 31, 2019 and December 31, 2018 our liability for these future payments was $9.2 ($9.2 current) and $10.8 ($.8 current and $10.0 long-term), respectively. Components of the liability are based on estimates and contingent upon future events, therefore, the amounts may fluctuate materially until the payment dates. Additional consideration, including interest, paid on prior year acquisitions was $1.1, $9.3 and $2.2 for the years ended 2019, 2018 and 2017, respectively.

A brief description of our acquisition activity by year is included below.

2019
We acquired two businesses:

•
ECS, a leader in proprietary specialized foam technology, primarily for the bedding and furniture industries. Through this acquisition, we gained critical capabilities in proprietary foam technology, along with scale in the production of private-label finished mattresses. The acquisition date was January 16. The purchase price was $1,244.3 and added $559.3 of goodwill. The most significant other intangibles added were customer relationships and technology which were valued at $372.3 and $173.3, respectively. There was no contingent consideration associated with this acquisition.

•
A manufacturer and distributor of geosynthetic and mine ventilation products, expanding the geographic scope and capabilities of our Geo Components business unit. The acquisition date was December 9. The purchase price was $20.8 and added $7.0 of goodwill.

2018
We acquired three businesses:

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

2017
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
These businesses broaden our geographic scope, capabilities, and product offerings, and added $11.3 ($7.4 to Residential Products and $3.9 to Furniture Products) of goodwill. We also acquired the remaining 20% ownership in an Asian joint venture in our Work Furniture business for $2.6.

Pro forma Results
The following table summarizes, on an unaudited pro forma basis, our combined results of operations, including ECS, as though the acquisition had occurred as of January 1, 2018. We have not provided pro forma results of operations related to other acquisitions, as these results were not material.
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

	Year Ended December 31
	2019	2018
Net sales	$4,774.1	$4,870.8
Net earnings	335.5	283.9
EPS basic	2.49	2.11
EPS diluted	2.49	2.10

The information above reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including:

•	Amortization and depreciation adjustments relating to fair value estimates of intangible and tangible assets;

•	Incremental interest expense on debt incurred in connection with the ECS acquisition;

•	Amortization of the fair value adjustment to inventory as though the transaction occurred on January 1, 2018;

•	Recognition of transaction costs as though the transaction occurred on January 1, 2018; and

•	Estimated tax impacts of the pro forma adjustments.

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

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2019
Derivatives Designated as Hedging Instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Sep 2021	$138.5	$1.3	$.2	$.7
Future MXN purchases of a USD subsidiary	Jun 2021	9.8	.5	.1	—
Future DKK sales of Polish subsidiary	Jun 2021	21.1	.3	—	—
Future EUR Sales of Chinese and UK subsidiaries	Jun 2021	29.9	.7	—	—
Total cash flow hedges			2.8	.3	.7
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, GBP, PLN and USD)	May 2020	112.0	.8	—	.1
Total fair value hedges			.8	—	.1
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2020	10.1	.1	—	—
Hedge of USD Receivable on CAD Subsidiary	Jan 2020	5.0	—	—	.1
Total derivatives not designated as hedging instruments			.1	—	.1
Total derivatives			$3.7	$.3	$.9

	Expiring at various dates through:	Total USD Equivalent Notional Amount	As of December 31, 2018
Derivatives Designated as Hedging Instruments			Assets		Liabilities
			Other Current Assets	Sundry	Other Current Liabilities	Other Long-Term Liabilities
Cash flow hedges:
Currency hedges:
Future USD sales/purchases of Canadian, Chinese, European, South Korean, Swiss and UK subsidiaries	Jun 2020	$164.7	$.5	$.1	$3.8	$.2
Future MXN purchases of a USD subsidiary	Jun 2019	7.9	.1	—	—	—
Future EUR Sales of Chinese and UK subsidiaries	Jun 2020	32.3	.2	.1	.1	—
Total cash flow hedges			.8	.2	3.9	.2
Fair value hedges:
Intercompany and third party receivables and payables exposed to multiple currencies (DKK, EUR, MXN, USD and ZAR) in various countries (CAD, CHF, CNY, EUR, GBP, PLN and USD)	Dec 2019	65.8	.1	—	.3	—
Total fair value hedges			.1	—	.3	—
Derivatives not designated as hedging instruments
Non-deliverable hedges (EUR and USD) exposed to the CNY	Dec 2019	23.6	.1	—	.3	—
Total derivatives not designated as hedging instruments			.1	—	.3	—
Total derivatives			$1.0	$.2	$4.5	$.2

The following table sets forth the pretax (gains) losses for our hedging activities for the years presented. This schedule includes reclassifications from accumulated other comprehensive income as well as derivative settlements recorded directly to income or expense.

	Income Statement Caption	Amount of (Gain) Loss Recorded in Income for the Year Ended December 31
Derivatives Designated as Hedging Instruments		2019	2018	2017
Interest rate cash flow hedges	Interest expense	$4.4	$4.3	$4.2
Currency cash flow hedges	Net sales	2.7	(2.0)	(1.4)
Currency cash flow hedges	Cost of goods sold	(1.6)	.4	.4
Currency cash flow hedges	Other expense (income), net	.1	—	.6
Total cash flow hedges		5.6	2.7	3.8
Fair value hedges	Other expense (income), net	.8	1.2	(.2)
Derivatives Not Designated as Hedging Instruments	Other expense (income), net	.1	(1.6)	(1.7)
Total derivative instruments		$6.5	$2.3	$1.9

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
We deny all allegations in the below Brazilian actions. We believe that we have valid bases to contest such actions and are vigorously defending ourselves. However, these contingencies are subject to uncertainties, and based on current known facts, we believe that it is reasonably possible (but not probable) that we may incur losses of approximately $13.8 including interest and attorney fees with respect to these assessments. Therefore, because it is not probable we will incur a loss, no accrual has been recorded for Brazilian value-added tax (VAT) matters. As of the date of this filing, we have $10.5 on deposit with the Brazilian government to partially mitigate interest and penalties that may accrue while we work through these matters. If we are successful in our defense of these assessments, the deposits are refundable with interest. These deposits are recorded as a long-term asset on our balance sheet.
Brazilian Federal Cases. On December 22 and December 29, 2011, and December 17, 2012, the Brazilian Finance Ministry, Federal Revenue Office (Finance Ministry) issued notices of violation against our wholly-owned subsidiary, Leggett & Platt do Brasil Ltda. (L&P Brazil) in the amount of $2.0, $.1 and $3.5, respectively. The Finance Ministry claimed that for November 2006 and continuing through 2011, L&P Brazil used an incorrect tariff code for the collection and payment of VAT primarily on the sale of mattress innerspring units in Brazil (VAT Rate Dispute). L&P Brazil has denied the violations. On December 4, 2015, we filed an action related to the $3.5 assessment ($4.1 with updated interest), in Sorocaba Federal Court. On October 18, 2018, we filed an action related to the $2.0 assessment ($3.0 with updated interest) in Sorocaba Federal Court. The $.1 assessment remains pending at the second administrative level. These actions seek to annul the entire assessment and remain pending.
In addition, L&P Brazil received assessments on December 22, 2011, and June 26, July 2 and November 5, 2012, and September 13, 2013, from the Finance Ministry where it challenged L&P Brazil’s use of tax credits in years 2005 through 2010. Such credits are generated based upon the VAT rate used by L&P Brazil on the sale of mattress innersprings. On September 4, 2014, the Finance Ministry issued additional assessments regarding this same issue, but covering certain periods of 2011 and 2012. L&P Brazil filed its defenses denying the assessments. L&P Brazil has received aggregate assessments and penalties totaling $1.7 ($2.5 updated with interest) on these denials of tax credit matters. L&P Brazil has denied the violations. Some of these cases have been administratively closed and combined with other actions, while the remaining cases are pending at the administrative level. On September 11, 2017, L&P Brazil received an "isolated penalty" from the Finance Ministry in the amount of $.2 regarding the use of these credits. L&P Brazil filed its defense disputing the penalty. These cases remain pending.
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
L&P Brazil also received a Notice of Tax Assessment from the SSP dated March 27, 2014, in the amount of $.7 for tax years January 2011 through August 2012 regarding the SSP VAT Rate Dispute. L&P Brazil filed its response denying the allegations, but the tax assessment was maintained at the administrative level. On June 9, 2016, L&P Brazil filed an action in Sorocaba State Court to annul the entire assessment. The Court ruled against L&P Brazil on the assessment but lowered the interest amount. The Court of Appeals upheld the unfavorable ruling and we filed a Special and Extraordinary appeal to the High Court on October 10, 2017. The High Court denied our appeal on February 18, 2019. L&P Brazil filed an interlocutory appeal on March 20, 2019. On November 5, 2019, SSP announced an amnesty program that provides discounts on penalties and interest on SSP assessments. We decided to move forward with the amnesty program as it relates to the $.7 assessment (updated to $1.2 with interest). We will pay $.6 in the first quarter of 2020 to resolve this matter using a portion of our $1.2 cash deposit. We expect the return of approximately $.6, consisting of cash deposit and accrued interest in the second half of 2020.
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
Although we deny liability in all currently threatened or pending litigation proceedings in which we are or may be a party and believe that we have valid bases to contest all claims threatened or made against us, we have recorded a litigation contingency accrual for our reasonable estimate of probable loss for pending and threatened litigation proceedings, in aggregate, as follows:

	Year Ended December 31
	2019	2018	2017
Litigation contingency accrual - Beginning of period	$1.9	$.4	$3.2
Adjustment to accruals - expense - Continuing operations	.6	1.8	.6
Adjustment to accruals - expense - Discontinued operations	—	—	1.6
Cash payments	(1.8)	(.3)	(5.0)
Litigation contingency accrual - End of period	$.7	$1.9	$.4

The above litigation contingency accruals do not include accrued expenses related to workers' compensation, vehicle-related personal injury, product and general liability claims, taxation issues and environmental matters, some of which may contain a portion of litigation expense. However, any litigation expense associated with these categories is not anticipated to have a material effect on our financial condition, results of operations or cash flows. For more information regarding accrued expenses, see Note J - Supplemental Balance Sheet Information under "Accrued expenses" on page 92.
Reasonably Possible Losses in Excess of Accruals
Although there are a number of uncertainties and potential outcomes associated with all of our pending or threatened litigation proceedings, we believe, based on current known facts, that additional losses, if any, are not expected to materially affect our consolidated financial position, results of operations or cash flows. However, based upon current known facts, as of December 31, 2019, aggregate reasonably possible (but not probable, and therefore not accrued) losses in excess of the accruals noted above are estimated to be $14.9, including $13.8 for Brazilian VAT matters disclosed above and $1.1 for other matters. If our assumptions or analyses regarding these contingencies are incorrect, or if facts change, we could realize losses in excess of the recorded accruals (and in excess of the $14.9 referenced above), which could have a material negative impact on our financial condition, results of operations and cash flows.

 Leggett & Platt, Incorporated
Quarterly Summary of Earnings (Unaudited)

Year ended December 31, (Amounts in millions, except per share data)	First [2]	Second	Third [3,5]	Fourth [4,6]	Total
2019 [1]
Net sales	$1,155.1	$1,213.2	$1,239.3	$1,144.9	$4,752.5
Gross profit	233.0	269.7	275.5	272.4	1,050.6
Earnings from continuing operations before income taxes	78.2	114.1	123.0	114.8	430.1
Earnings from continuing operations	61.1	86.3	99.6	86.9	333.9
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—
Net earnings	61.1	86.3	99.6	86.9	333.9
Loss (Earnings) attributable to noncontrolling interest, net of tax	.1	(.1)	—	(.1)	(.1)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$61.2	$86.2	$99.6	$86.8	$333.8
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.46	$.64	$.74	$.64	$2.48
Diluted	$.45	$.64	$.74	$.64	$2.47
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.46	$.64	$.74	$.64	$2.48
Diluted	$.45	$.64	$.74	$.64	$2.47
2018
Net sales	$1,028.8	$1,102.5	$1,091.5	$1,046.7	$4,269.5
Gross profit	217.4	231.0	227.1	213.2	888.7
Earnings from continuing operations before income taxes	95.4	107.5	113.3	68.2	384.4
Earnings from continuing operations	77.9	85.1	90.0	53.1	306.1
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—
Net earnings	77.9	85.1	90.0	53.1	306.1
(Earnings) attributable to noncontrolling interest, net of tax	—	(.1)	—	(.1)	(.2)
Net earnings attributable to Leggett & Platt, Inc. common shareholders	$77.9	$85.0	$90.0	$53.0	$305.9
Earnings per share from continuing operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$.58	$.63	$.67	$.40	$2.28
Diluted	$.57	$.63	$.67	$.39	$2.26
Earnings (loss) per share from discontinued operations attributable to Leggett & Platt, Inc. common shareholders
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—
Net earnings per share attributable to Leggett & Platt, Inc. common shareholders
Basic	$.58	$.63	$.67	$.40	$2.28
Diluted	$.57	$.63	$.67	$.39	$2.26

All items below are shown pretax with the exception of the 2017 Tax Cuts and Jobs Act (TCJA) item.

[1]	All 2019 quarters are impacted by the January 2019 ECS acquisition (Note S)

[2]	First quarter 2019 Earnings from continuing operations include a charge of $6 for restructuring (Note F); $1 charge for transaction costs related to the ECS acquisition (Note S)

[3]	Third quarter 2019 Earnings from continuing operations include a charge of $4 for restructuring (Note F)

[4]	Fourth quarter 2019 Earnings from continuing operations include a charge of $5 for restructuring (Note F)

[5]	Third quarter 2018 Earnings from continuing operations include a $2 benefit associated with the TCJA (Note O)

[6]
Fourth quarter 2018 Earnings from continuing operations include a charge of $16 for restructuring (Note F); $16 charge for a customer receivable impairment (Note I); $7 charge for transaction costs related to the ECS acquisition (Note S)

LEGGETT & PLATT, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Amounts in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions (Credited) to Cost and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2019
Allowance for doubtful receivables	$20.2	$2.8	$(.5)	[1]	$23.5
Excess and obsolete inventory reserve, LIFO basis	$27.1	$9.0	$11.3		$24.8
Tax valuation allowance	$13.2	$1.5	$(2.1)		$16.8

Year ended December 31, 2018
Allowance for doubtful receivables	$4.9	$16.7	$1.4	[1]	$20.2
Excess and obsolete inventory reserve, LIFO basis	$26.4	$10.3	$9.6		$27.1
Tax valuation allowance	$24.2	$(7.8)	$3.2		$13.2

Year ended December 31, 2017
Allowance for doubtful receivables	$7.4	$.8	$3.3	[1]	$4.9
Excess and obsolete inventory reserve, LIFO basis	$27.1	$4.9	$5.6		$26.4
Tax valuation allowance	$22.9	$1.3	$—		$24.2

[1]	Uncollectible accounts charged off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Document Description

2.1****
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
Tri-Party Agreement under the May 6, 2005 Senior Indenture, between the Company, The Bank of New York Mellon Trust Company, NA (successor in interest to JPMorgan Chase Bank, N.A.) (as Prior Trustee) and U.S. Bank National Association (as Successor Trustee), dated February 20, 2009, filed February 25, 2009 as Exhibit 4.3.1 to the Company’s Form 10-K for the year ended December 31, 2008, is incorporated by reference. (SEC File No. 001-07845)

4.3
Form of $500,000,000 4.40% Senior Notes due 2029 issued pursuant to the Senior Indenture dated May 6, 2005, filed March 7, 2019 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.4
Form of $500,000,000 3.50% Senior Notes due 2027 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 16, 2017 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.5
Form of $300,000,000 3.80% Senior Notes due 2024 issued pursuant to the Senior Indenture dated May 6, 2005, filed November 10, 2014 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.6
Form of $300,000,000 3.40% Senior Notes due 2022, issued pursuant to the Senior Indenture dated May 6, 2005, filed August 15, 2012 as Exhibit 4.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

4.7**	The Company's Description of Capital Stock registered under Section 12 of the Securities Exchange Act of 1934.

10.1*
Severance Benefit Agreement between the Company and Karl G. Glassman, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.2*
Severance Benefit Agreement between the Company and J. Mitchell Dolloff, dated May 9, 2017, filed May 11, 2017 as Exhibit 10.4 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.3*
Severance Benefit Agreement between the Company and Jeffrey L. Tate, dated August 6, 2019, filed August 6, 2019 as Exhibit 10.11 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.4*
Separation Agreement between the Company and Jeffrey L. Tate, dated August 6, 2019, filed August 6, 2019 as Exhibit 10.12 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.5*
Amended and Restated Severance Benefit Agreement between the Company and Scott S. Douglas, dated December 30, 2008, filed February 22, 2018 as Exhibit 10.7 to the Company's Form 10-K, is incorporated by reference. (SEC File No. 001-07845)

10.6*
Description of Personal Use of Corporate Aircraft by Karl G. Glassman, dated May 8, 2017, filed May 11, 2017 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.7*
Form of Indemnification Agreement approved by the shareholders of the Company and entered into between the Company and its directors and executive officers, filed March 28, 2002, as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2001, is incorporated by reference. (SEC File No. 001-07845)

10.8*	Summary Sheet of Executive Cash Compensation, filed November 5, 2019 as Exhibit 10.7 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.9*	Summary Sheet of Director Compensation, filed November 5, 2019 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10*
The Company’s Flexible Stock Plan, amended and restated, effective as of May 5, 2015, filed March 25, 2015 as Appendix A to the Company’s Proxy Statement, is incorporated by reference. (SEC File No. 001-07845)

10.10.1*
Form of Non-Qualified Stock Option Award Agreement pursuant to the Company’s Flexible Stock Plan, filed November 4, 2014 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.2*
2020 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2020 grants), filed February 19, 2020 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.3*
2019 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2019 grants), filed March 13, 2019 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.4*
2018 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2018 grants), filed November 9, 2017 as Exhibit 10.7 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.5*
2018 Form of Interim Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2018 grants), filed November 9, 2017 as Exhibit 10.8 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.10.6*
2017 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2017 grants), filed November 10, 2016 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.7*
2015 Form of Performance Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, (applicable to 2015 and 2016 grants), filed November 4, 2014 as Exhibit 10.2 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.8*
Form of Director Restricted Stock Agreement pursuant to the Company’s Flexible Stock Plan, filed August 7, 2008 as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008, is incorporated by reference. (SEC File No. 001-07845)

10.10.9*
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s Flexible Stock Plan, filed February 24, 2012 as Exhibit 10.9.7 to the Company's Form 10-K for the year ended December 31, 2011, is incorporated by reference. (SEC File No. 001-07845)

10.10.10*
2020 Form of Restricted Stock Unit Award Agreement pursuant to the Company's Flexible Stock Plan, filed February 19, 2020 as Exhibit 10.3 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.11*	Form of Restricted Stock Unit Award Agreement applicable to Jeffrey L. Tate, filed August 6, 2019 as Exhibit 10.8 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.12*
2017 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2017 grants), filed November 10, 2016 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.13*	Award Formula for the 2017-2018 Profitable Growth Incentive Program, filed March 27, 2017 as Exhibit 10.5 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.14*
2015 Form of Profitable Growth Incentive Award Agreement and Terms and Conditions (applicable to 2015 and 2016 grants), filed March 26, 2015 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.10.15*	Award Formula for the 2016-2017 Profitable Growth Incentive Program, filed May 4, 2016 as Exhibit 10.1 to the Company's Form 10-Q, is incorporated by reference. (SEC File No. 001-07845)

10.10.16*	Award Formula for the 2015-2016 Profitable Growth Incentive Program, filed March 26, 2015 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11*	The Company’s 2020 Key Officers Incentive Plan, effective January 1, 2020, filed February 19, 2020 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.1*	2020 Award Formula under the Company's 2020 Key Officers Incentive Plan, filed February 19, 2020 as Exhibit 10.4 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

Exhibit No.	Document Description

10.11.2*	2019 Award Formula under the Company's Key Officers Incentive Plan, filed February 28, 2019 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.3*	2018 Award Formula under the Company’s Key Officers Incentive Plan, filed March 26, 2018 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.11.4*	2017 Award Formula under the Company's Key Officers Incentive Plan, filed March 27, 2017 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.12*	The Company’s Deferred Compensation Program, effective November 6, 2017, filed November 9, 2017 as Exhibit 10.6 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

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

10.17
Third Amended and Restated Credit Agreement, dated as of December 12, 2018 among the Company, JP Morgan Chase Bank, N.A. as administrative agent, and the Lenders named therein, including Revolving Loans and Tranche A Term Loans, filed December 14, 2018 as Exhibit 10.1 to the Company’s Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.18
Commercial Paper Issuing and Paying Agent Agreement between U.S. Bank National Association and the Company, dated December 2, 2014, including Master Note, filed December 5, 2014 as Exhibit 10.1 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

10.19	Form of Amended and Restated Commercial Paper Dealer Agreement filed December 5, 2014 as Exhibit 10.2 to the Company's Form 8-K, is incorporated by reference. (SEC File No. 001-07845)

21**	Schedule of Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney executed by members of the Company’s Board of Directors regarding this Form 10-K.

Exhibit No.	Document Description

31.1**	Certification of Karl G. Glassman, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 20, 2020.

31.2**	Certification of Jeffrey L. Tate, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 20, 2020.

32.1**	Certification of Karl G. Glassman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 20, 2020.

32.2**	Certification of Jeffrey L. Tate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 20, 2020.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

______________________________

*	Denotes management contract or compensatory plan or arrangement.

**	Denotes filed or furnished herewith.

***
Filed as Exhibit 101 to this report are the following formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for each year in the three year period ended December 31, 2019; (ii) Consolidated Statements of Comprehensive Income (Loss) for each year in the three year period ended December 31, 2019; (iii) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for each year in the three year period ended December 31, 2019; (v) Consolidated Statements of Changes in Equity for each year in the three year period ended December 31, 2019; and (vi) Notes to Consolidated Financial Statements.

****
The assertions embodied in the representations and warranties made in the Stock Purchase Agreement are solely for the benefit of the parties to the Stock Purchase Agreement, and are qualified by information in confidential disclosure schedules that we have exchanged in connection with signing the Stock Purchase Agreement. While Leggett does not believe the schedules contain information required to be publicly disclosed, the schedules do contain information that modifies, qualifies and creates exceptions to the representations and warranties in the Stock Purchase Agreement. You are not a third party beneficiary to the Stock Purchase Agreement and should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they are modified in part by the disclosure schedules, (ii) they may have changed since the date of the Stock Purchase Agreement, (iii) they may represent only the parties’ risk allocation in this particular transaction, and (iv) they may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes. The Stock Purchase Agreement has been included to provide you with information regarding its terms. It is not intended to provide any other factual information about Leggett or ECS. Such information about Leggett can be found in other public filings we make with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGGETT & PLATT, INCORPORATED

By:	/s/ KARL G. GLASSMAN
Karl G. Glassman
Chairman and Chief Executive Officer

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

(a) Principal Executive Officer:

/s/ KARL G. GLASSMAN	Chairman and Chief Executive Officer (Director)	February 20, 2020
Karl G. Glassman

(b) Principal Financial Officer:

/s/ JEFFREY L. TATE	Executive Vice President and Chief Financial Officer	February 20, 2020
Jeffrey L. Tate

(c) Principal Accounting Officer:

/s/ TAMMY M. TRENT	Senior Vice President and Chief Accounting Officer	February 20, 2020
Tammy M. Trent

(d) Directors:

MARK A. BLINN*	Director
Mark A. Blinn

ROBERT E. BRUNNER*	Director
Robert E. Brunner

MARY CAMPBELL*	Director
Mary Campbell

J. MITCHELL DOLLOFF*	Director
J. Mitchell Dolloff

Signature	Title	Date

R. TED ENLOE, III*	Director
R. Ted Enloe, III

MANUEL A. FERNANDEZ*	Director
Manuel A. Fernandez

JOSEPH W. MCCLANATHAN*	Director
Joseph W. McClanathan

JUDY C. ODOM*	Director
Judy C. Odom

SRIKANTH PADMANABHAN*	Director
Srikanth Padmanabhan

JAI SHAH*	Director
Jai Shah

PHOEBE A. WOOD*	Director
Phoebe A. Wood

*By:	/s/ SCOTT S. DOUGLAS
	Scott S. Douglas	February 20, 2020
Attorney-in-Fact Under Power-of-Attorney dated
February 19, 2020